Form 10-Q
period 2018-09-30
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2018-11-06
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission File	Name of Registrants, State of Incorporation,	I.R.S. Employer
Number	Address Of Principal Executive Offices and Telephone Numbers	Identification No.
001-32462	PNM Resources, Inc.	85-0468296
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
PNMR	✓
PNM			✓
TNMP			✓

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     NO ✓

As of October 30, 2018, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of October 30, 2018 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of October 30, 2018 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2014 IRP	PNM’s 2014 IRP
2017 IRP	PNM’s 2017 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
August 2016 RD	Recommended Decision in PNM’s NM 2015 Rate Case issued by the Hearing Examiner on August 4, 2016
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
Board	Board of Directors of PNMR
BTMU	MUFG Bank Ltd., formerly The Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan Agreement	NM Capital’s $125.0 Million Unsecured Term Loan
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CCN	Certificate of Convenience and Necessity
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIM	California Independent System Operator Western Energy Imbalance Market
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
Four Corners CSA	Four Corners Power Plant Coal Supply Agreement
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour

La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NO2	Nitrogen Dioxide
NOx	Nitrogen Oxide
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2017 Senior Unsecured Note Agreement	PNM’s Agreement for the sale of Senior Unsecured Notes, aggregating $450.0 million
PNM 2017 Term Loan Agreement	PNM’s $200.0 Million Unsecured Term Loan

PNM 2018 SUNs	PNM’s Senior Unsecured Notes to be issued under the PNM 2017 Senior Unsecured Note Agreement
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan Agreement	PNMR’s $150.0 Million Three-Year Unsecured Term Loan
PNMR 2016 One-Year Term Loan	PNMR’s $100.0 Million One-Year Unsecured Term Loan
PNMR 2016 Two-Year Term Loan	PNMR’s $100.0 Million Two-Year Unsecured Term Loan
PNMR 2018 SUNs	PNMR’s $300.0 Million Aggregate Principal Amount of Senior Unsecured Notes due 2021
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $24.5 Million Unsecured Revolving Credit Facility
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RFP	Request For Proposal
Rio Bravo	Rio Bravo Generating Station
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SJGS RA	San Juan Project Restructuring Agreement
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SOx	Sulfur Oxide
SUNs	Senior Unsecured Notes
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application Filed on May 30, 2018
TNMP 2018 Term Loan Agreement	TNMP’s $20.0 Million Unsecured Two-Year Term Loan
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.

Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VaR	Value at Risk
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	$125.0 million of funding provided by NM Capital to WSJ
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$400,023	$392,607	$1,042,033	$1,016,384
Alternative revenue programs	(8,050)	(1,908)	(1,466)	11,591
Other electric operating revenue	30,693	29,201	52,290	84,423
Total electric operating revenues	422,666	419,900	1,092,857	1,112,398
Operating Expenses:
Cost of energy	113,536	103,748	293,803	310,818
Administrative and general	49,969	44,130	141,607	132,509
Energy production costs	31,350	31,970	108,588	98,150
Regulatory disallowances and restructuring costs	(1,645)	—	149	—
Depreciation and amortization	61,580	58,821	180,365	172,829
Transmission and distribution costs	19,394	16,801	54,800	50,309
Taxes other than income taxes	20,492	19,808	60,094	57,820
Total operating expenses	294,676	275,278	839,406	822,435
Operating income	127,990	144,622	253,451	289,963
Other Income and Deductions:
Interest income	3,400	3,582	11,862	12,348
Gains on investment securities	2,463	5,406	1,081	17,730
Other income	3,735	6,275	12,000	14,626
Other (deductions)	(2,624)	(6,709)	(9,867)	(17,372)
Net other income and deductions	6,974	8,554	15,076	27,332
Interest Charges	30,492	32,106	96,868	96,137
Earnings before Income Taxes	104,472	121,070	171,659	221,158
Income Taxes	12,899	42,743	18,838	75,154
Net Earnings	91,573	78,327	152,821	146,004
(Earnings) Attributable to Valencia Non-controlling Interest	(3,920)	(4,456)	(11,706)	(11,452)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to PNMR	$87,521	$73,739	$140,719	$134,156
Net Earnings Attributable to PNMR per Common Share:
Basic	$1.10	$0.92	$1.76	$1.68
Diluted	$1.09	$0.92	$1.76	$1.67
Dividends Declared per Common Share	$0.2650	$0.2425	$0.7950	$0.7275

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net Earnings	$91,573	$78,327	$152,821	$146,004
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(356), $(2,871), $(730), and $(8,654)	1,044	4,528	2,142	13,648
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $91, $1,601, $885, and $4,302	(266)	(2,526)	(2,598)	(6,786)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(480), $(626), $(1,442), and $(1,878)	1,410	987	4,236	2,961
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(3), $(4), $(618), and $108	8	6	1,813	(170)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(28), $(62), $(27), and $(187)	81	99	75	297
Total Other Comprehensive Income	2,277	3,094	5,668	9,950
Comprehensive Income	93,850	81,421	158,489	155,954
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,920)	(4,456)	(11,706)	(11,452)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to PNMR	$89,798	$76,833	$146,387	$144,106

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$152,821	$146,004
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	207,406	200,286
Deferred income tax expense	18,706	75,224
Net unrealized (gains) losses on commodity derivatives	(84)	968
(Gains) on investment securities	(1,081)	(17,730)
Stock based compensation expense	4,551	5,322
Regulatory disallowances and restructuring costs	149	—
Allowance for equity funds used during construction	(7,098)	(6,217)
Other, net	2,715	1,409
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(20,447)	(21,077)
Materials, supplies, and fuel stock	(8,731)	(203)
Other current assets	(13,657)	21,761
Other assets	2,608	(5,981)
Accounts payable	(32,638)	3,729
Accrued interest and taxes	17,113	20,722
Other current liabilities	4,220	(1,588)
Other liabilities	(9,656)	(6,292)
Net cash flows from operating activities	316,897	416,337

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(365,484)	(353,423)
Proceeds from sales of investment securities	911,899	456,577
Purchases of investment securities	(920,217)	(461,126)
Principal repayments on Westmoreland Loan	56,640	28,770
Investments in NMRD	(9,000)	—
Other, net	(365)	160
Net cash flows from investing activities	(326,527)	(329,042)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(42,800)	(20,600)
Long-term borrowings	829,652	317,000
Repayment of long-term debt	(650,162)	(263,323)
Proceeds from stock option exercise	937	1,739
Awards of common stock	(12,505)	(13,816)
Dividends paid	(63,721)	(58,344)
Valencia’s transactions with its owner	(12,677)	(12,963)
Amounts received under transmission interconnection arrangements	—	11,879
Refunds paid under transmission interconnection arrangements	(2,246)	(9,368)
Debt issuance costs and other, net	(5,858)	(1,872)
Net cash flows from financing activities	40,620	(49,668)

Change in Cash, Restricted Cash, and Equivalents	30,990	37,627
Cash, Restricted Cash, and Equivalents at Beginning of Period	3,974	5,522
Cash, Restricted Cash, and Equivalents at End of Period	$34,964	$43,149

Restricted Cash Included in Other Current Assets on Condensed Consolidated Balance Sheets:
At beginning of period	$—	$1,000
At end of period	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$81,203	$75,356
Income taxes paid (refunded), net	$842	$625

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$16,177	$(4,499)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$34,964	$3,974
Accounts receivable, net of allowance for uncollectible accounts of $1,433 and $1,081	108,648	90,473
Unbilled revenues	53,832	54,055
Other receivables	22,246	17,582
Current portion of Westmoreland Loan	—	3,576
Materials, supplies, and fuel stock	75,234	66,502
Regulatory assets	7,261	2,933
Commodity derivative instruments	1,083	1,088
Income taxes receivable	7,589	6,879
Other current assets	53,068	47,358
Total current assets	363,925	294,420
Other Property and Investments:
Long-term portion of Westmoreland Loan	—	53,064
Investment securities	331,746	323,524
Equity investment in NMRD	26,029	16,510
Other investments	348	503
Non-utility property	3,404	3,404
Total other property and investments	361,527	397,005
Utility Plant:
Plant in service and held for future use	7,527,250	7,238,285
Less accumulated depreciation and amortization	2,683,626	2,592,692
	4,843,624	4,645,593
Construction work in progress	227,367	245,933
Nuclear fuel, net of accumulated amortization of $49,376 and $43,524	92,838	88,701
Net utility plant	5,163,829	4,980,227
Deferred Charges and Other Assets:
Regulatory assets	580,828	600,672
Goodwill	278,297	278,297
Commodity derivative instruments	2,741	3,556
Other deferred charges	97,848	91,926
Total deferred charges and other assets	959,714	974,451
	$6,848,995	$6,646,103

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$262,600	$305,400
Current installments of long-term debt	471,880	256,895
Accounts payable	72,568	121,383
Customer deposits	10,833	11,028
Accrued interest and taxes	80,181	62,357
Regulatory liabilities	9,300	2,309
Commodity derivative instruments	1,092	1,182
Dividends declared	21,240	21,240
Other current liabilities	50,781	53,850
Total current liabilities	980,475	835,644
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,142,631	2,180,750
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	586,295	547,210
Regulatory liabilities	925,116	933,578
Asset retirement obligations	155,203	146,679
Accrued pension liability and postretirement benefit cost	80,871	94,003
Commodity derivative instruments	2,741	3,556
Other deferred credits	127,612	131,706
Total deferred credits and other liabilities	1,877,838	1,856,732
Total liabilities	5,000,944	4,873,126
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders' equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,150,648	1,157,665
Accumulated other comprehensive income (loss), net of income taxes	(101,480)	(95,940)
Retained earnings	722,130	633,528
Total PNMR common stockholders’ equity	1,771,298	1,695,253
Non-controlling interest in Valencia	65,224	66,195
Total equity	1,836,522	1,761,448
	$6,848,995	$6,646,103

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2017, as originally reported	$1,157,665	$(95,940)	$633,528	$1,695,253	$66,195	$1,761,448
Cumulative effect adjustment (Note 7)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,157,665	(107,148)	644,736	1,695,253	66,195	1,761,448
Net earnings before subsidiary preferred stock dividends	—	—	141,115	141,115	11,706	152,821
Total other comprehensive income	—	5,668	—	5,668	—	5,668
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(63,325)	(63,325)	—	(63,325)
Proceeds from stock option exercise	937	—	—	937	—	937
Awards of common stock	(12,505)	—	—	(12,505)	—	(12,505)
Stock based compensation expense	4,551	—	—	4,551	—	4,551
Valencia’s transactions with its owner	—	—	—	—	(12,677)	(12,677)
Balance at September 30, 2018	$1,150,648	$(101,480)	$722,130	$1,771,298	$65,224	$1,836,522

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$306,019	$300,604	$783,310	$769,069
Alternative revenue programs	(5,338)	(2,551)	(3,484)	1,417
Other electric operating revenue	30,693	29,201	52,290	84,423
Total electric operating revenues	331,374	327,254	832,116	854,909
Operating Expenses:
Cost of energy	92,384	82,367	229,547	246,635
Administrative and general	44,923	39,888	129,571	120,598
Energy production costs	31,350	31,970	108,588	98,150
Regulatory disallowances and restructuring costs	(1,645)	—	149	—
Depreciation and amortization	38,474	36,764	113,314	109,228
Transmission and distribution costs	12,408	10,207	33,228	30,301
Taxes other than income taxes	10,964	10,668	34,033	32,837
Total operating expenses	228,858	211,864	648,430	637,749
Operating income	102,516	115,390	183,686	217,160
Other Income and Deductions:
Interest income	3,472	1,782	9,340	6,457
Gains on investment securities	2,463	5,406	1,081	17,730
Other income	2,137	3,762	6,821	10,270
Other (deductions)	(2,085)	(4,964)	(7,314)	(14,490)
Net other income and deductions	5,987	5,986	9,928	19,967
Interest Charges	18,063	20,451	58,881	62,393
Earnings before Income Taxes	90,440	100,925	134,733	174,734
Income Taxes	9,012	35,642	11,009	58,865
Net Earnings	81,428	65,283	123,724	115,869
(Earnings) Attributable to Valencia Non-controlling Interest	(3,920)	(4,456)	(11,706)	(11,452)
Net Earnings Attributable to PNM	77,508	60,827	112,018	104,417
Preferred Stock Dividends Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$77,376	$60,695	$111,622	$104,021

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net Earnings	$81,428	$65,283	$123,724	$115,869
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(356), $(2,871), $(730), and $(8,654)	1,044	4,528	2,142	13,648
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $91, $1,601, $885, and $4,302	(266)	(2,526)	(2,598)	(6,786)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(480), $(626), $(1,442), and $(1,878)	1,410	987	4,236	2,961
Total Other Comprehensive Income	2,188	2,989	3,780	9,823
Comprehensive Income	83,616	68,272	127,504	125,692
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,920)	(4,456)	(11,706)	(11,452)
Comprehensive Income Attributable to PNM	$79,696	$63,816	$115,798	$114,240

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$123,724	$115,869
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	137,224	134,541
Deferred income tax expense	11,894	59,866
Net unrealized (gains) losses on commodity derivatives	(84)	968
(Gains) on investment securities	(1,081)	(17,730)
Regulatory disallowances and restructuring costs	149	—
Allowance for equity funds used during construction	(5,473)	(5,908)
Other, net	2,495	1,705
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(14,164)	(13,881)
Materials, supplies, and fuel stock	(7,308)	1,385
Other current assets	(15,493)	23,488
Other assets	11,829	6,925
Accounts payable	(23,990)	123
Accrued interest and taxes	13,560	16,221
Other current liabilities	(14,838)	(17,988)
Other liabilities	(12,228)	(8,792)
Net cash flows from operating activities	206,216	296,792

Cash Flows From Investing Activities:
Utility plant additions	(177,550)	(206,499)
Proceeds from sales of investment securities	911,899	456,577
Purchases of investment securities	(920,217)	(461,126)
Other, net	141	150
Net cash flows from investing activities	(185,727)	(210,898)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(39,800)	(61,000)
Long-term borrowings	450,000	257,000
Repayment of long-term debt	(450,025)	(232,000)
Dividends paid	(396)	(396)
Valencia’s transactions with its owner	(12,677)	(12,963)
Amounts received under transmission interconnection arrangements	68,200	11,879
Refunds paid under transmission interconnection arrangements	(2,246)	(9,368)
Debt issuance costs and other, net	(3,167)	(1,000)
Net cash flows from financing activities	9,889	(47,848)

Change in Cash, Restricted Cash, and Equivalents	30,378	38,046
Cash, Restricted Cash, and Equivalents at Beginning of Period	1,108	1,324
Cash, Restricted Cash, and Equivalents at End of Period	$31,486	$39,370

Restricted Cash Included in Other Current Assets on Condensed Consolidated Balance Sheets:
At beginning of period	$—	$1,000
At end of period	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$50,160	$48,627
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(27)	$(9,399)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$31,486	$1,108
Accounts receivable, net of allowance for uncollectible accounts of $1,433 and $1,081	79,526	67,227
Unbilled revenues	43,239	43,869
Other receivables	21,158	14,541
Affiliate receivables	8,855	9,486
Materials, supplies, and fuel stock	68,167	60,859
Regulatory assets	7,063	2,139
Commodity derivative instruments	1,083	1,088
Income taxes receivable	4,294	3,410
Other current assets	46,467	39,904
Total current assets	311,338	243,631
Other Property and Investments:
Investment securities	331,746	323,524
Other investments	142	283
Non-utility property	96	96
Total other property and investments	331,984	323,903
Utility Plant:
Plant in service and held for future use	5,681,620	5,501,070
Less accumulated depreciation and amortization	2,087,595	2,029,534
	3,594,025	3,471,536
Construction work in progress	141,174	204,079
Nuclear fuel, net of accumulated amortization of $49,376 and $43,524	92,838	88,701
Net utility plant	3,828,037	3,764,316
Deferred Charges and Other Assets:
Regulatory assets	440,346	459,239
Goodwill	51,632	51,632
Commodity derivative instruments	2,741	3,556
Other deferred charges	76,683	75,286
Total deferred charges and other assets	571,402	589,713
	$5,042,761	$4,921,563

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$39,800
Current installments of long-term debt	199,993	23
Accounts payable	53,131	77,094
Affiliate payables	3,148	22,875
Customer deposits	10,833	11,028
Accrued interest and taxes	48,389	33,945
Regulatory liabilities	5,796	784
Commodity derivative instruments	1,092	1,182
Dividends declared	132	132
Other current liabilities	30,582	31,633
Total current liabilities	353,096	218,496
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,456,109	1,657,887
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	480,479	449,012
Regulatory liabilities	736,123	754,441
Asset retirement obligations	154,171	145,707
Accrued pension liability and postretirement benefit cost	74,368	86,124
Commodity derivative instruments	2,741	3,556
Other deferred credits	171,345	106,442
Total deferred credits and liabilities	1,619,227	1,545,282
Total liabilities	3,428,432	3,421,665
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(104,521)	(97,093)
Retained earnings	377,179	254,349
Total PNM common stockholder’s equity	1,537,576	1,422,174
Non-controlling interest in Valencia	65,224	66,195
Total equity	1,602,800	1,488,369
	$5,042,761	$4,921,563

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2017, as originally reported	$1,264,918	$(97,093)	$254,349	$1,422,174	$66,195	$1,488,369
Cumulative effect adjustment (Note 7)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,264,918	(108,301)	265,557	1,422,174	66,195	1,488,369
Net earnings	—	—	112,018	112,018	11,706	123,724
Total other comprehensive income	—	3,780	—	3,780	—	3,780
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Valencia’s transactions with its owner	—	—	—	—	(12,677)	(12,677)
Balance at September 30, 2018	$1,264,918	$(104,521)	$377,179	$1,537,576	$65,224	$1,602,800

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$94,004	$92,003	$258,723	$247,315
Alternative revenue programs	(2,712)	643	2,018	10,174
Total Electric Operating Revenues	91,292	92,646	260,741	257,489
Operating Expenses:
Cost of energy	21,152	21,381	64,256	64,183
Administrative and general	9,781	10,765	29,342	30,402
Depreciation and amortization	17,176	16,424	49,676	47,392
Transmission and distribution costs	6,986	6,594	21,572	20,008
Taxes other than income taxes	8,373	8,008	22,710	21,778
Total operating expenses	63,468	63,172	187,556	183,763
Operating income	27,824	29,474	73,185	73,726
Other Income and Deductions:
Other income	1,300	2,258	4,276	3,621
Other (deductions)	(149)	(1,030)	(1,209)	(1,229)
Net other income and deductions	1,151	1,228	3,067	2,392
Interest Charges	8,241	7,704	23,771	22,619
Earnings before Income Taxes	20,734	22,998	52,481	53,499
Income Taxes	4,634	8,271	11,602	18,964
Net Earnings	$16,100	$14,727	$40,879	$34,535

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$40,879	$34,535
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	51,076	48,754
Deferred income tax expense (benefit)	(3,259)	8,578
Allowance for equity funds used during construction	(1,624)	(309)
Other, net	184	(296)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(6,283)	(7,196)
Materials and supplies	(1,423)	(1,588)
Other current assets	759	(1,674)
Other assets	(9,169)	(13,799)
Accounts payable	(4,277)	669
Accrued interest and taxes	18,389	13,550
Other current liabilities	6,092	945
Other liabilities	2,613	1,633
Net cash flows from operating activities	93,957	83,802
Cash Flows From Investing Activities:
Utility plant additions	(170,785)	(106,914)
Net cash flows from investing activities	(170,785)	(106,914)
Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	17,500	—
Short-term borrowings (repayments) – affiliate, net	4,100	(4,600)
Long-term borrowings	80,000	60,000
Dividends paid	(25,804)	(29,663)
Debt issuance costs and other, net	(668)	(874)
Net cash flows from financing activities	75,128	24,863

Change in Cash and Cash Equivalents	(1,700)	1,751
Cash and Cash Equivalents at Beginning of Period	1,700	671
Cash and Cash Equivalents at End of Period	$—	$2,422

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$16,338	$16,721
Income taxes paid (refunded), net	$842	$750

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$12,822	$(251)

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,700
Accounts receivable	29,122	23,246
Unbilled revenues	10,593	10,186
Other receivables	2,315	2,860
Affiliate receivables	—	336
Materials and supplies	7,067	5,643
Regulatory assets	198	794
Other current assets	1,490	1,131
Total current assets	50,785	45,896
Other Property and Investments:
Other investments	206	220
Non-utility property	2,240	2,240
Total other property and investments	2,446	2,460
Utility Plant:
Plant in service and plant held for future use	1,602,210	1,504,778
Less accumulated depreciation and amortization	477,213	460,858
	1,124,997	1,043,920
Construction work in progress	77,456	34,350
Net utility plant	1,202,453	1,078,270
Deferred Charges and Other Assets:
Regulatory assets	140,482	141,433
Goodwill	226,665	226,665
Other deferred charges	6,011	6,046
Total deferred charges and other assets	373,158	374,144
	$1,628,842	$1,500,770

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$17,500	$—
Short-term debt – affiliate	4,100	—
Current installments of long-term debt	171,889	—
Accounts payable	12,714	29,812
Affiliate payables	3,792	667
Accrued interest and taxes	48,008	29,619
Regulatory liabilities	3,504	1,525
Other current liabilities	3,102	2,450
Total current liabilities	264,609	64,073
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	388,404	480,620
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	123,318	126,415
Regulatory liabilities	188,993	179,137
Asset retirement obligations	843	793
Accrued pension liability and postretirement benefit cost	6,503	7,879
Other deferred credits	6,692	7,448
Total deferred credits and other liabilities	326,349	321,672
Total liabilities	979,362	866,365
Commitments and Contingencies (Note 11)
Common Stockholder's Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	504,166	504,166
Retained earnings	145,250	130,175
Total common stockholder’s equity	649,480	634,405
	$1,628,842	$1,500,770

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2017	$64	$504,166	$130,175	$634,405
Net earnings	—	—	40,879	40,879
Dividends declared on common stock	—	—	(25,804)	(25,804)
Balance at September 30, 2018	$64	$504,166	$145,250	$649,480

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2018 and December 31, 2017, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock attributable to the second quarter of $0.2650 per share in July 2018 and $0.2425 in July 2017, which are reflected

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings. The Board declared dividends on common stock for the third quarter of $0.2650 per share in September 2018 and $0.2425 per share in September 2017, which are reflected as being in the third quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings.

TNMP declared and paid cash dividends on common stock to PNMR of $25.8 million and $29.7 million in the nine months ended September 30, 2018 and 2017.

Investment in NM Renewable Development, LLC

As discussed in Note 1 of the 2017 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy projects, primarily in the state of New Mexico. NMRD’s current renewable energy capacity in operation is 34.3 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the nine months ended September 30, 2018, PNMR Development made cash contributions of $9.0 million to NMRD to be used primarily for its construction activities. For the three and nine months ended September 30, 2018, NMRD had revenues of $1.0 million and $2.5 million and net earnings of $0.5 million and $1.0 million. At September 30, 2018, NMRD had $2.3 million of current assets, $50.4 million of property, plant, and equipment and other assets, $0.7 million of current liabilities, and $52.0 million of owners’ equity.

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

During 2015, PNM received a deposit of $8.2 million from a third party that was restricted for PNM’s construction of transmission interconnection facilities for that party. During 2016, PNM utilized $7.2 million of such third-party deposits to offset construction costs for the interconnection facilities. The remaining $1.0 million was held as restricted cash until the second quarter of 2017, at which time a refund was made to the third party. The balances of this deposit arrangement were included in other current assets on the balance sheets of PNMR and PNM. Under the terms of the BTMU Term Loan Agreement (Note 9), all cash of NM Capital was restricted to be used for payments required under that agreement or for taxes and fees. On May 22, 2018, Westmoreland repaid the Westmoreland Loan in full. NM Capital used a portion of the proceeds to repay all its obligations under the BTMU Term Loan Agreement. These payments effectively terminated the loan agreements (Note 6). Cash held by NM Capital was included in cash and cash equivalents on the balance sheets of PNMR and was less than $0.1 million at December 31, 2017.

The Company adopted ASU 2016-18 as of January 1, 2018, its required effective date. Upon adoption, ASU 2016-18 requires the use of a retrospective transition method for the statement of cash flows in each period presented. Accordingly, PNM made retrospective adjustments to its Condensed Consolidated Statements of Cash Flows to increase beginning cash, restricted cash, and equivalents at January 1, 2017 by $1.0 million and to reduce operating cash in-flows – other current assets by $1.0 million during the nine months ending September 30, 2017. In addition, the beginning and ending balances of cash, restricted cash, and equivalents are presented on the Condensed Consolidated Statements of Cash Flows. No other changes were made to the Condensed Consolidated Financial Statements in connection with the adoption of ASU 2016-18.

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

The Company, along with others in the utility industry, is continuing to monitor the activities of the FASB and other non-authoritative groups regarding industry specific issues for further clarification. The Company has formed a project team, is conducting outreach activities across its lines of business, and is in the process of implementing software to help administer and account for its leasing activities. The Company has made significant progress in identifying arrangements that may be classified as leases under ASU 2016-02 in addition to those currently classified as operating leases. It is likely the arrangements currently classified as leases will continue to be recognized as leases under ASU 2016-02. It is possible that other contractual arrangements not previously meeting the lease definition may contain elements that qualify as leases and that previously identified operating leases may be classified as financing leases under ASU 2016-02. The Company anticipates its leases of vehicles and certain office equipment commencing after January 1, 2019 will be classified as financing leases. The Company is in the process of analyzing each of the identified contractual arrangements to determine if it contains lease elements under the new standard and quantifying the potential impacts of identified lease arrangements. The Company anticipates this process will continue throughout 2018. The Company will adopt this standard effective as of January 1, 2019, its required effective date. The Company anticipates it will elect the “package” of practical expedients provided by ASU 2016-02 upon adoption. As a result, the Company will not reassess, as of the date of adoption, whether contracts should be accounted for as leases under ASU 2016-02, the classification of contracts accounted for as leases (as operating or financing), or whether any initial direct costs associated with contracts accounted for as leases should be recognized as a component of right-of-use assets.

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

In July 2018, the FASB issued ASU 2018-11, which provides entities an optional transitional relief method to apply ASU 2016-02 as of the date of initial application of the standard rather than as of the earliest period presented. The Company anticipates it will elect to use this optional transitional relief method.

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which changes the way entities recognize impairment of many financial assets, including accounts receivable and investments in certain debt securities, by requiring immediate recognition of estimated credit losses expected to occur over the remaining lives of the assets. The Company anticipates adopting ASU 2016-13 as of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 1, 2020, its required effective date, although early adoption is permitted beginning on January 1, 2019. The Company is in the process of analyzing the impacts of this new standard, but does not anticipate it will have a significant impact on its financial statements.

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

Accounting Standards Update 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 to better align hedge accounting with an organization’s risk management activities and to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for the Company on January 1, 2019, although early adoption is permitted. At adoption, ASU 2017-12 is to be applied prospectively and allows entities to record a cumulative-effect adjustment at the transition date as well as allowing entities to elect certain practical expedients upon adoption. As discussed in Note 6 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and in Note 9, the Company periodically enters into, and designates as cash flow hedges, interest rate swaps to hedge its exposure to changes in interest rates. In addition, as discussed in Note 8 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and in Note 7, the Company enters into various derivative instruments to economically hedge the risk of changes in commodity prices, which are not currently designated as cash flow hedges. The Company is evaluating the requirements of ASU 2017-12, but does not anticipate the changes will have a significant impact on the Company’s accounting treatment for derivative instruments or on its financial statements.

Accounting Standards Update 2018-13 – Fair Value Measurements (Topic 820) Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13 to improve fair value disclosures. ASU 2018-13 eliminates certain disclosure requirements related to transfers between Levels 1 and 2 of the fair value hierarchy and the requirement to disclose the valuation process for Level 3 fair value measurements. ASU 2018-13 also amends certain disclosure requirements for investments measured at net asset value and requires new disclosures for Level 3 investments, including a new requirement to disclose changes in unrealized gains or losses recorded in OCI related to Level 3 fair value measurements. ASU 2018-13 is effective for the Company beginning on January 1, 2020, and permits entities to adopt all or certain elements of the new guidance prior to its effective date. ASU 2018-13 requires retrospective application, except for the new disclosures related to Level 3 investments which are to be applied prospectively. As discussed in Note 8 of the Notes to the Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and in Note 7, PNM and TNMP have investment securities in trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits, which are measured at fair value. Certain investments in these trusts are measured at net asset value per share. These trusts also hold Level 3 investments. The Company is evaluating the requirements of ASU 2018-13, but does not anticipate it will have a significant impact on the Company’s fair value disclosures.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Update 2018-14 – Compensation - Retirement Benefits - Defined Benefit Plans (Topic 715) Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14 to improve benefit plan sponsors’ disclosures for defined benefit pension and other post-employment benefit plans. ASU 2018-14 removes the requirement to disclose the amounts in other comprehensive income expected to be recognized as benefit cost over the next fiscal year and the requirement to disclose the impact of a one-percentage-point change in the assumed health care cost trend rate; clarifies the disclosure requirements for plans with assets that are less than their projected benefit, or accumulated benefit obligation; and requires significant gains and losses affecting benefit obligations during the period be disclosed. ASU 2018-14 is effective for the Company on January 1, 2021, although early adoption is permitted, and requires retrospective application. As discussed in Note 12 of the Notes to the Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and in Note 10, PNM and TNMP maintain qualified defined benefit, other postretirement benefit plans providing medical and dental benefits, and executive retirement programs. The Company is evaluating the requirements of ASU 2018-14, but does not anticipate these changes will have a significant impact on the Company’s defined benefit and other postretirement benefit plan disclosures.

Accounting Standards Update 2018-15 – Intangibles - Goodwill and Other - Internal Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for implementation costs incurred to develop or obtain internal-use software. Under ASU 2018-15, entities are required to capitalize implementation costs for hosting arrangements if those costs meet the capitalization requirements for internal-use software arrangements. ASU 2018-15 requires entities to present cash flows, capitalized costs, and amortization expense in the same financial statement line items as other costs incurred for such hosting arrangements. ASU 2018-15 is effective for the Company on January 1, 2020, although early adoption is permitted, and allows entities to apply the new requirements retrospectively or prospectively. The Company is in the process of analyzing the impacts of this new standard.

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

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended September 30, 2018
Electric operating revenues	$331,374	$91,292	$—	$422,666
Cost of energy	92,384	21,152	—	113,536
Utility margin	238,990	70,140	—	309,130
Other operating expenses	98,000	25,140	(3,580)	119,560
Depreciation and amortization	38,474	17,176	5,930	61,580
Operating income (loss)	102,516	27,824	(2,350)	127,990
Interest income	3,472	—	(72)	3,400
Other income (deductions)	2,515	1,151	(92)	3,574
Interest charges	(18,063)	(8,241)	(4,188)	(30,492)
Segment earnings (loss) before income taxes	90,440	20,734	(6,702)	104,472
Income taxes (benefit)	9,012	4,634	(747)	12,899
Segment earnings (loss)	81,428	16,100	(5,955)	91,573
Valencia non-controlling interest	(3,920)	—	—	(3,920)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$77,376	$16,100	$(5,955)	$87,521

Nine Months Ended September 30, 2018
Electric operating revenues	$832,116	$260,741	$—	$1,092,857
Cost of energy	229,547	64,256	—	293,803
Utility margin	602,569	196,485	—	799,054
Other operating expenses	305,569	73,624	(13,955)	365,238
Depreciation and amortization	113,314	49,676	17,375	180,365
Operating income (loss)	183,686	73,185	(3,420)	253,451
Interest income	9,340	—	2,522	11,862
Other income (deductions)	588	3,067	(441)	3,214
Interest charges	(58,881)	(23,771)	(14,216)	(96,868)
Segment earnings (loss) before income taxes	134,733	52,481	(15,555)	171,659
Income taxes (benefit)	11,009	11,602	(3,773)	18,838
Segment earnings (loss)	123,724	40,879	(11,782)	152,821
Valencia non-controlling interest	(11,706)	—	—	(11,706)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$111,622	$40,879	$(11,782)	$140,719

At September 30, 2018:
Total Assets	$5,042,761	$1,628,842	$177,392	$6,848,995
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended September 30, 2017
Electric operating revenues	$327,254	$92,646	$—	$419,900
Cost of energy	82,367	21,381	—	103,748
Utility margin	244,887	71,265	—	316,152
Other operating expenses	92,733	25,367	(5,391)	112,709
Depreciation and amortization	36,764	16,424	5,633	58,821
Operating income (loss)	115,390	29,474	(242)	144,622
Interest income	1,782	—	1,800	3,582
Other income (deductions)	4,204	1,228	(460)	4,972
Interest charges	(20,451)	(7,704)	(3,951)	(32,106)
Segment earnings (loss) before income taxes	100,925	22,998	(2,853)	121,070
Income taxes (benefit)	35,642	8,271	(1,170)	42,743
Segment earnings (loss)	65,283	14,727	(1,683)	78,327
Valencia non-controlling interest	(4,456)	—	—	(4,456)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$60,695	$14,727	$(1,683)	$73,739

Nine Months Ended September 30, 2017
Electric operating revenues	$854,909	$257,489	$—	$1,112,398
Cost of energy	246,635	64,183	—	310,818
Utility margin	608,274	193,306	—	801,580
Other operating expenses	281,886	72,188	(15,286)	338,788
Depreciation and amortization	109,228	47,392	16,209	172,829
Operating income (loss)	217,160	73,726	(923)	289,963
Interest income	6,457	—	5,891	12,348
Other income (deductions)	13,510	2,392	(918)	14,984
Interest charges	(62,393)	(22,619)	(11,125)	(96,137)
Segment earnings (loss) before income taxes	174,734	53,499	(7,075)	221,158
Income taxes (benefit)	58,865	18,964	(2,675)	75,154
Segment earnings (loss)	115,869	34,535	(4,400)	146,004
Valencia non-controlling interest	(11,452)	—	—	(11,452)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$104,021	$34,535	$(4,400)	$134,156

At September 30, 2017:
Total Assets	$5,023,816	$1,465,219	$208,219	$6,697,254
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized			Fair Value
	Gains on			Adjustment
	Available-for-	Pension		for Cash
	Sale	Liability		Flow
	Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2017, as originally reported	$13,169	$(110,262)	$(97,093)	$1,153	$(95,940)
Cumulative effect adjustment (Note 7)	(11,208)	—	(11,208)	—	(11,208)
Balance at January 1, 2018, as adjusted	1,961	(110,262)	(108,301)	1,153	(107,148)
Amounts reclassified from AOCI (pre-tax)	(3,483)	5,678	2,195	102	2,297
Income tax impact of amounts reclassified	885	(1,442)	(557)	(27)	(584)
Other OCI changes (pre-tax)	2,872	—	2,872	2,431	5,303
Income tax impact of other OCI changes	(730)	—	(730)	(618)	(1,348)
Net after-tax change	(456)	4,236	3,780	1,888	5,668
Balance at September 30, 2018	$1,505	$(106,026)	$(104,521)	$3,041	$(101,480)

Balance at December 31, 2016	$4,320	$(96,748)	$(92,428)	$(23)	$(92,451)
Amounts reclassified from AOCI (pre-tax)	(11,088)	4,839	(6,249)	484	(5,765)
Income tax impact of amounts reclassified	4,302	(1,878)	2,424	(187)	2,237
Other OCI changes (pre-tax)	22,302	—	22,302	(278)	22,024
Income tax impact of other OCI changes	(8,654)	—	(8,654)	108	(8,546)
Net after-tax change	6,862	2,961	9,823	127	9,950
Balance at September 30, 2017	$11,182	$(93,787)	$(82,605)	$104	$(82,501)

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$87,521	$73,739	$140,719	$134,156
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	215	284	210	215
Average Shares – Basic	79,869	79,938	79,864	79,869
Dilutive Effect of Common Stock Equivalents:
Stock options and restricted stock	111	216	126	263
Average Shares – Diluted	79,980	80,154	79,990	80,132
Net Earnings Per Share of Common Stock:
Basic	$1.10	$0.92	$1.76	$1.68
Diluted	$1.09	$0.92	$1.76	$1.67

(5)	Electric Operating Revenues

PNMR is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.

Revenue Recognition

Electric operating revenues are recorded in the period of energy delivery, which includes estimated amounts for service rendered but unbilled at the end of each accounting period. The determination of the energy sales billed to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading and the corresponding unbilled revenue are estimated. Unbilled electric revenue is estimated based on daily generation volumes, estimated customer usage by class, line losses, historical trends and experience, and applicable customer rates. Amounts billed are generally due within the next month. The Company does not incur incremental costs to obtain contracts for its energy services.

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

Sources of Revenue

Additional information about the nature of revenues is provided below. Additional information about matters affecting PNM’s and TNMP’s regulated revenues is provided in Note 12.

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

TNMP

PUCT Regulated Retail Electric Service – TNMP provides transmission and distribution services in Texas under the provisions of TECA and the Texas Public Utility Regulatory Act. TNMP is subject to traditional cost-of-service regulation with respect to rates and service under the jurisdiction of the PUCT and certain municipalities. TNMP’s transmission and distribution activities are solely within ERCOT and not subject to traditional rate regulation by FERC. TNMP provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP’s

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

service area. Revenue is recognized as energy is delivered to the consumer. TNMP invoices REPs on a monthly basis and is generally paid within a month.

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

Other Electric Operating Revenues

Other electric operating revenues consist primarily of PNM’s sales for resale meeting the definition of a derivative under GAAP. Derivatives are not considered contracts with customers under ASU 2014-09. PNM engages in activities meeting the definition of derivatives to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-ahead, week-ahead, month-ahead, and other sales of excess generation not required to fulfill retail load and contractual commitments. Through December 31, 2017, PNM’s 134 MW share of Unit 3 at PVNGS was excluded from retail rates and was being sold in the wholesale market. In December 2015, the NMPRC approved PNM’s request to include PVNGS Unit 3 as a jurisdictional resource to service New Mexico retail customers beginning in 2018.

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects ARP revenues and other revenues.

	PNM	TNMP	PNMR Consolidated
Three Months Ended September 30, 2018	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$138,091	$40,227	$178,318
Commercial	121,755	28,850	150,605
Industrial	17,919	4,402	22,321
Public authority	6,872	1,390	8,262
Economy energy service	6,158	—	6,158
Transmission	13,538	16,743	30,281
Miscellaneous	1,686	2,392	4,078
Total revenues from contracts with customers	306,019	94,004	400,023
Alternative revenue programs	(5,338)	(2,712)	(8,050)
Other electric operating revenues	30,693	—	30,693
Total Electric Operating Revenues	$331,374	$91,292	$422,666

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	PNMR Consolidated
Nine Months Ended September 30, 2018	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$334,767	$100,808	$435,575
Commercial	315,256	84,084	399,340
Industrial	45,976	12,891	58,867
Public authority	16,726	4,205	20,931
Economy energy service	19,825	—	19,825
Transmission	40,128	49,995	90,123
Miscellaneous	10,632	6,740	17,372
Total revenues from contracts with customers	783,310	258,723	1,042,033
Alternative revenue programs	(3,484)	2,018	(1,466)
Other electric operating revenues	52,290	—	52,290
Total Electric Operating Revenues	$832,116	$260,741	$1,092,857

Contract balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed to the customer or end-user, including amounts under ARP programs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for uncollectible accounts, includes $76.9 million at September 30, 2018 and $61.8 million at December 31, 2017 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company has no contract assets as of September 30, 2018. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer’s capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

Changes during the period in the balances of contract liabilities, which are included in other current liabilities on the Condensed Consolidated Balance Sheets, are as follows:

	PNM	TNMP	PNMR Consolidated
	(In thousands)
Balance at December 31, 2017	$349	$—	$349
Consideration received in advance of service to be provided	4,174	1,512	5,686
Deferred revenue earned	(3,304)	(1,134)	(4,438)
Balance at September 30, 2018	$1,219	$378	$1,597

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and nine months ended September 30, 2018, PNM paid $4.9 million and $14.7 million for fixed charges and $0.5 million and $1.4 million for variable charges. For the three and nine months ended September 30, 2017, PNM paid $4.9 million and $14.7 million for fixed charges and $0.9 million and $1.2 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Operating revenues	$5,368	$5,859	$16,047	$15,880
Operating expenses	(1,448)	(1,403)	(4,341)	(4,428)
Earnings attributable to non-controlling interest	$3,920	$4,456	$11,706	$11,452

	Financial Position
	September 30,	December 31,
	2018	2017
	(In thousands)
Current assets	$3,449	$2,688
Net property, plant, and equipment	62,698	64,109
Total assets	66,147	66,797
Current liabilities	923	602
Owners’ equity – non-controlling interest	$65,224	$66,195

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Westmoreland San Juan LLC (“WSJ”) and SJCC

As discussed in the subheading Coal Supply in Note 11, PNM purchases coal for SJGS from SJCC under a coal supply agreement (“SJGS CSA”). That section includes information on the acquisition of SJCC by WSJ, a subsidiary of Westmoreland Coal Company (“Westmoreland”), on January 31, 2016, as well as the $125.0 million loan (the “Westmoreland Loan”) from NM Capital, a subsidiary of PNMR, to WSJ, which loan provided substantially all of the funds required for the SJCC purchase, and the issuance of $30.3 million in letters of credit to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. The Westmoreland Loan and the letters of credit support result in PNMR being considered to have a variable interest in WSJ, including its subsidiary, SJCC, since PNMR and NM Capital could be subject to possible loss in the event of a default by WSJ under the Westmoreland Loan and/or performance was required under the letter of credit support.  Principal payments under the Westmoreland Loan began on August 1, 2016 and were required quarterly thereafter. Interest was also paid quarterly beginning on May 3, 2016.

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

On May 21, 2018, Westmoreland filed a Current Report on Form 8-K with the SEC indicating it had obtained a new credit agreement with certain of its existing creditors that provided Westmoreland with additional financing. In the May 21, 2018 Form 8-K, Westmoreland indicated that “A portion of the proceeds of the Financing have been used to refinance in full the Company’s and its subsidiaries’ existing asset-based revolving credit facilities and Westmoreland San Juan, LLC’s existing term loan facility.” As mentioned above, the Westmoreland Loan was repaid in full in May 2018. On October 9, 2018, Westmoreland filed a Current Report on Form 8-K with the SEC announcing it had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In the October 9, 2018 Form 8-K, Westmoreland indicated that is has agreed to terms with its secured creditors that will allow it to fund its normal course operations and that will allow it to continue to serve its customers during the course of the bankruptcy case (Note 11).

Both WSJ and SJCC are considered to be VIEs.  PNMR’s analysis of these arrangements concluded that Westmoreland, as the parent of WSJ, has the ability to direct the SJCC mining operations, which is the factor that most significantly impacts the economic performance of WSJ and SJCC.  NM Capital’s rights under the Westmoreland Loan were the typical protective rights of a lender, but did not give NM Capital any oversight over mining operations. Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of Westmoreland and its subsidiaries, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA is a protective right rather than a participating right and Westmoreland has the power to direct the activities that most significantly impact the economic performance of SJCC.  The SJGS CSA requires SJCC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If SJCC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if SJCC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes Westmoreland is the primary beneficiary of WSJ and, therefore, WSJ and SJCC are not consolidated by either PNMR or PNM. The amounts outstanding under the letter of credit support constitute PNMR’s maximum exposure to loss from the VIEs at September 30, 2018.

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
Commodity Risk
Marketing and procurement of energy often involve market risks associated with managing energy commodities and establishing positions in the energy markets, primarily on a short-term basis. PNM routinely enters into various derivative instruments such as forward contracts, option agreements, and price basis swap agreements to economically hedge price and volume risk on power commitments and fuel requirements and to minimize the effect of market fluctuations. PNM monitors the market risk of its commodity contracts in accordance with approved risk and credit policies.

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the nine months ended September 30, 2018 and the year ended December 31, 2017, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	September 30, 2018	December 31, 2017
	(In thousands)
Current assets	$1,083	$1,088
Deferred charges	2,741	3,556
	3,824	4,644
Current liabilities	(1,092)	(1,182)
Long-term liabilities	(2,741)	(3,556)
	(3,833)	(4,738)
Net	$(9)	$(94)
Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the above table are equal amounts of assets and liabilities aggregating $3.8 million at September 30, 2018 and $4.6 million at December 31, 2017, which result from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery. Other amounts that could be offset under master netting agreements were immaterial.

At September 30, 2018 and December 31, 2017, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at September 30, 2018 and December 31, 2017, amounts posted as cash collateral under margin arrangements were $0.5 million and $0.8 million. At September 30, 2018 and December 31, 2017, obligations to return cash collateral were $1.0 million and $0.9 million. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. There were no amounts hedged under this plan as of September 30, 2018 or December 31, 2017.

The following table presents the effect of mark-to-market commodity derivative instruments on PNM’s earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Electric operating revenues	$(93)	$(2,237)	$(95)	$5,697
Cost of energy	93	(14)	97	(5,289)
Total gain	$—	$(2,251)	$2	$408

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh

September 30, 2018	100,000	4,800
December 31, 2017	100,000	—
PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At September 30, 2018 and December 31, 2017, PNM had no such contracts in a liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners (Note 11). At September 30, 2018 and December 31, 2017, the fair value of investment securities included $298.4 million and $293.7 million for the NDT and $33.3 million and $29.8 million for the mine reclamation trusts.

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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In thousands)
Equity securities:
Net gains from equity securities sold	$113	$5,443
Net gains from equity securities still held	2,943	2,636
Total net gains on equity securities	3,056	8,079
Available-for-sale debt securities:
Net (losses) on debt securities	(593)	(6,998)
Net gains on investment securities	$2,463	$1,081

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $(0.8) million and $(4.6) million for the three and nine months ended September 30, 2018 and $0.1 million and $1.1 million for the three and nine months ended September 30, 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Proceeds from sales	$117,801	$98,532	$911,899	$456,577
Gross realized gains	$3,460	$8,128	$17,030	$24,745
Gross realized (losses)	$(3,149)	$(2,829)	$(14,018)	$(8,150)
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2018, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$9,986
After 1 year through 5 years	59,944
After 5 years through 10 years	67,585
After 10 years through 15 years	10,375
After 15 years through 20 years	11,151
After 20 years	46,887
$205,928

Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains
	(In thousands)
September 30, 2018
Cash and cash equivalents	$3,527	$3,527	$—	$—
Equity securities:
Corporate stocks, common	40,017	40,017	—	—
Corporate stocks, preferred	7,239	1,587	5,652	—
Mutual funds and other	75,035	75,035	—	—
Available-for-sale debt securities:
U.S. Government	25,689	15,400	10,289	—	$23
International Government	8,460	—	8,460	—	90
Municipals	51,280	—	51,280	—	78
Corporate and other	120,499	—	117,445	3,054	1,827
	$331,746	$135,566	$193,126	$3,054	$2,018

Commodity derivative assets	$3,824	$—	$3,824	$—
Commodity derivative liabilities	(3,833)	—	(3,833)	—
Net	$(9)	$—	$(9)	$—

December 31, 2017
Available-for-sale securities
Cash and cash equivalents	$52,636	$52,636	$—	$—
Equity securities:
Domestic value	40,032	40,032	—	—	$4,011
Domestic growth	35,456	35,456	—	—	3,995
International and other	45,867	42,332	3,535	—	6,810
Fixed income securities:
U.S. Government	34,317	33,645	672	—	273
Municipals	48,076	—	48,076	—	1,225
Corporate and other	67,140	—	67,140	—	1,714
	$323,524	$204,101	$119,423	$—	$18,028

Commodity derivative assets	$4,644	$—	$4,644	$—
Commodity derivative liabilities	(4,738)	—	(4,738)	—
Net	$(94)	$—	$(94)	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the changes in Level 3 fair value measurements is as follows:

Corporate Debt
(In thousands)
Balance at December 31, 2017	$—
Actual return on assets sold during the period	(6)
Actual return on assets still held at period end	16
Purchases	5,234
Sales	(2,190)
Balance at September 30, 2018	$3,054

The carrying amounts and fair values of investments in the Westmoreland Loan, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2018	(In thousands)
PNMR
Long-term debt	$2,614,511	$2,642,154	$—	$2,642,154	$—
Other investments	$348	$348	$348	$—	$—
PNM
Long-term debt	$1,656,102	$1,665,064	$—	$1,665,064	$—
Other investments	$142	$142	$142	$—	$—
TNMP
Long-term debt	$560,293	$580,017	$—	$580,017	$—
Other investments	$206	$206	$206	$—	$—

December 31, 2017
PNMR
Long-term debt	$2,437,645	$2,554,836	$—	$2,554,836	$—
Westmoreland Loan	$56,640	$66,588	$—	$—	$66,588
Other investments	$503	$503	$503	$—	$—
PNM
Long-term debt	$1,657,910	$1,727,135	$—	$1,727,135	$—
Other investments	$283	$283	$283	$—	$—
TNMP
Long-term debt	$480,620	$527,563	$—	$527,563	$—
Other investments	$220	$220	$220	$—	$—

(8)	Stock-Based Compensation

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized to compensation expense over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2018 and December 31, 2017, PNMR had unrecognized expense related to stock awards of $4.4 million and $3.8 million, which are expected to be recognized over an average of 1.64 and 1.53 years.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the nine months ended September 30, 2018:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2017	189,045	$31.11	193,441	$9.98
Granted	221,062	$29.65	—	$—
Exercised	(235,868)	$28.44	(109,441)	$8.56
Forfeited	(6,054)	$31.37	—	$—
Expired	—	$—	—	$—
Outstanding at September 30, 2018	168,185	$32.93	84,000	$11.82

PNMR’s stock-based compensation program provides for performance and market targets through 2020. Included as granted and as exercised in the above table are 97,697 previously awarded shares that were earned for the 2015 through 2017 performance measurement period and ratified by the Board in February 2018 (based upon achieving market targets at “target” levels, weighted at 60%, and performance targets at below “target” levels, weighted at 40%). Excluded from the above table are maximums of 132,729, 130,302, and 146,941 shares for the three-year performance periods ending in 2018, 2019, and 2020 that would be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

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
At September 30, 2018, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $2.3 million with a weighted-average remaining contract life of 1.3 years. At September 30, 2018, no outstanding stock options had an exercise price greater than the closing price of PNMR common stock on that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Nine Months Ended September 30,
Restricted Stock	2018	2017
Weighted-average grant date fair value	$29.65	$23.06
Total fair value of restricted shares that vested (in thousands)	$8,493	$5,666

Stock Options
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$—
Total intrinsic value of options exercised (in thousands)	$3,016	$2,234

(9)	Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Prior to July 2018, each of the Company’s revolving credit facilities and term loans contained a single financial covenant, which required the maintenance of a debt-to-capitalization ratio of less than or equal to 65%. In July 2018, the PNMR Revolving Credit Facility, the PNMR 2016 One-Year Term Loan (as extended), the PNMR 2016 Two-Year Term Loan, and the PNMR Development Revolving Credit Facility were each amended such that PNMR is now required to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for PNM and TNMP agreements. The Company’s revolving credit facilities and term loans generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.

Financing Activities

As discussed in Note 11, NM Capital, a wholly-owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan Agreement”) with BTMU, as lender and administrative agent, as of February 1, 2016. The BTMU Term Loan Agreement had a maturity date of February 1, 2021 and bore interest at a rate based on LIBOR plus a customary spread. PNMR, as parent company of NM Capital, guaranteed NM Capital’s obligations to BTMU. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding of $125.0 million (the “Westmoreland Loan”) to a ring-fenced, bankruptcy-remote, special-purpose entity subsidiary of Westmoreland to finance Westmoreland’s purchase of SJCC. See Note 6. The BTMU Term Loan Agreement required that NM Capital utilize all amounts, less taxes and fees, it received under the Westmoreland Loan to repay the BTMU Term Loan Agreement. On May 22, 2018, the full principal outstanding under the Westmoreland Loan of $50.1 million was repaid. NM Capital used a portion of the proceeds to repay all remaining principal of $43.0 million owed under the BTMU Term Loan Agreement. These payments effectively terminated the loan agreements. In addition, PNMR’s guarantee of NM Capital’s obligations was also effectively terminated.

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine (Note 11).

On July 28, 2017, PNM entered into an agreement (the “PNM 2017 Senior Unsecured Note Agreement”) with institutional investors for the sale of $450.0 million aggregate principal amount of SUNs (the “PNM 2018 SUNs”) offered in private placement transactions. On May 14, 2018, PNM issued $350.0 million of the PNM 2018 SUNs under that agreement and used the proceeds

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to repay an equal amount of PNM’s 7.95% SUNs that matured on May 15, 2018. On July 31, 2018, PNM issued the remaining $100.0 million of the PNM 2018 SUNs and used the proceeds to repay an equal amount of PNM’s 7.50% SUNs on August 1, 2018. The PNM 2017 Senior Unsecured Note Agreement includes customary covenants, including a covenant that requires PNM to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, including a cross-default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2018 SUNs at par. PNM will have the right to redeem any or all of the PNM 2018 SUNs prior to their respective maturities, subject to payment of a customary make-whole premium. Information concerning the maturities and interest rates on the PNM 2018 SUNs is as follows:

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

On April 9, 2018, PNMR Development deposited $68.2 million with PNM related to potential transmission network interconnections, which is shown as a cash inflow from financing activities on PNM’s Condensed Consolidated Statements of Cash Flows. PNM used the deposit to repay intercompany borrowings. PNM is required to pay interest to PNMR Development to the extent work under the interconnections has not been performed. During the three and nine months ended September 30, 2018, PNM recognized $0.8 million and $1.5 million of interest expense under the agreement. At September 30, 2018, PNM’s remaining obligation under the interconnection agreement with PNMR Development of $68.2 million, excluding unpaid interest, is reflected in other deferred credits on PNM’s Condensed Consolidated Balance Sheets. As required by GAAP, all intercompany transactions related to this deposit have been eliminated on PNMR’s Condensed Consolidated Financial Statements.

On June 28, 2018, TNMP entered into an agreement, under which TNMP issued $60.0 million aggregate principal amount of 3.85% first mortgage bonds, due 2028. On July 25, 2018, TNMP entered into a $20.0 million term loan agreement (the “TNMP 2018 Term Loan Agreement”) that bears interest at a variable rate and has a maturity of July 25, 2020. TNMP used the proceeds from these issuances to repay short-term borrowings and for TNMP’s general corporate purposes.

At September 30, 2018, variable interest rates were 3.03% on the $100.0 million PNMR 2016 Two-Year Term Loan, which matures in December 2018, 2.98% on the $200.0 million PNM 2017 Term Loan Agreement, which matures in January 2019, and 2.94% on the $20.0 million TNMP 2018 Term Loan Agreement, which matures in July 2020.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. Both facilities currently expire on October 22, 2022, but contain options to be extended through October 2024. However, one lender whose current commitment is $10.0 million under the PNMR Revolving Credit Facility and $40.0 million under the PNM Revolving Credit Facility, did not agree to extend its commitments beyond

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 2020. Unless one or more of the other current lenders or a new lender assumes the commitments of the non-extending lender, the financing capacities will be reduced to $290.0 million for the PNMR Revolving Credit Facility and $360.0 million for the PNM Revolving Credit Facility beginning on November 1, 2020. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds and matures on September 23, 2022. In July 2018, the PNMR Revolving Credit Facility was amended to provide for two one-year extension options, subject to approval by a majority of the lenders. In October 2018, and after receiving NMPRC approval, the PNM Revolving Credit Facility was amended to add two one-year extension options, subject to approval by a majority of the lenders.

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

Short-term debt outstanding consisted of:

	September 30,	December 31,
Short-term Debt	2018	2017
	(In thousands)
PNM:
PNM Revolving Credit Facility	$—	$39,800
PNM 2017 New Mexico Credit Facility	—	—
	—	39,800
TNMP Revolving Credit Facility	17,500	—
PNMR:
PNMR Revolving Credit Facility	120,600	165,600
PNMR 2016 One-Year Term Loan (as extended)	100,000	100,000
PNMR Development Revolving Credit Facility	24,500	—
	$262,600	$305,400

At September 30, 2018, the weighted average interest rate was 3.34% for the PNMR Revolving Credit Facility, 2.99% for the TNMP Revolving Credit Facility, 3.07% for the PNMR Development Revolving Credit Facility, and 3.02% for the PNMR 2016 One-Year Term Loan (as extended).

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $4.7 million, $2.5 million, and $0.1 million at September 30, 2018 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of September 30, 2018 and December 31, 2017, TNMP had $4.1 million and zero of intercompany borrowings from PNMR.

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, subject to change if there is a change in PNMR’s credit rating, for three separate tranches, each of $50.0 million, of its variable rate debt. These hedge agreements are accounted for as cash flow hedges. These hedge agreements had fair value gains totaling $4.0 million at September 30, 2018 that is included in other deferred charges and $1.4 million at December 31, 2017 that is included in other current assets on the Condensed Consolidated Balance Sheets. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement.

At October 30, 2018, PNMR, PNM, TNMP, and PNMR Development had availability of $168.8 million, $397.5 million, $47.4 million, and none under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $40.0 million of availability under the PNM New Mexico Credit Facility. Total availability at October 30, 2018, on a consolidated basis, was $653.7 million for PNMR. As of October 30, 2018, PNM and TNMP had borrowings

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

from PNMR under their intercompany loan agreements of zero and $5.4 million. At October 30, 2018, PNMR, PNM, and TNMP had invested cash of $0.9 million, $55.3 million, and none.

The Company’s debt arrangements have various maturities and expiration dates. These maturities include the $200.0 million PNM 2017 Term Loan Agreement, which matures on January 18, 2019. TNMP has $172.3 million of first mortgage bonds that are due in April 2019. The $100.0 million PNMR 2016 One-Year Term Loan (as extended) matures on December 14, 2018 and the $100.0 million PNMR 2016 Two-Year Term Loan matures on December 21, 2018. The Company has no other long-term debt due through September 30, 2019. The $24.5 million PNMR Development Revolving Credit Facility expires on February 25, 2019. Additional information on debt maturities is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.

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

In March 2017, the FASB issued Accounting Standards Update 2017-07 – Compensation - Retirement Benefits (Topic 715) to improve the presentation of net periodic pension and other postretirement benefit costs. Prior to ASU 2017-07, the Company presented all of its net periodic benefit costs, net of amounts capitalized to construction and other accounts, as administrative and general expenses on its statements of earnings. ASU 2017-07 requires the service cost component of net benefit costs be presented in the same line item or items as employees’ compensation. The other components of net periodic benefit cost (the “non-service cost components”) are required to be presented separately from the service cost component and outside of operating income. ASU 2017-07 also limits capitalization of net periodic benefit costs to only the service cost component. ASU 2017-07 requires retrospective presentation of the service and non-service cost components of net periodic benefit costs in the income statement and prospective application regarding the capitalization of only the service cost component of net periodic benefit costs. The Company adopted ASU 2017-07 as of January 1, 2018, its required effective date. In accordance with the standard, the PNM and PNMR Condensed Consolidated Statements of Earnings reflect a reclassification from administrative and general expenses to other (deductions) for the non-service cost components of net periodic benefit costs in the amount of $2.1 million and $6.4 million, net of amounts capitalized prior to the adoption of the standard, in the three and nine months ended September 30, 2017. The non-service components of TNMP’s net periodic benefit costs in 2017 were insignificant. The Company believes PNM and TNMP can continue to capitalize the non-service cost components of net periodic benefit costs as regulatory assets and liabilities to the extent attributable to regulated operations. During the three and nine months ended September 30, 2018, PNM recorded $1.1 million and $3.2 million of non-service cost as other (deductions), which is net of $0.1 million and $0.3 million deferred as regulatory assets, and TNMP recorded $0.1 million and $0.3 million of non-service cost to other income, which is net of less than $0.1 million and $0.1 million deferred as regulatory liabilities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2018	2017	2018	2017	2018	2017
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$21	$24	$—	$—
Interest cost	6,068	6,727	860	1,006	155	174
Expected return on plan assets	(8,672)	(8,451)	(1,353)	(1,308)	—	—
Amortization of net (gain) loss	4,087	4,001	588	921	90	78
Amortization of prior service cost	(241)	(241)	(416)	(416)	—	—
Net periodic benefit cost	$1,242	$2,036	$(300)	$227	$245	$252

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2018	2017	2018	2017	2018	2017
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$62	$72	$—	$—
Interest cost	18,203	20,181	2,579	3,019	467	523
Expected return on plan assets	(26,014)	(25,352)	(4,061)	(3,923)	—	—
Amortization of net (gain) loss	12,261	12,004	1,765	2,762	269	235
Amortization of prior service cost	(724)	(724)	(1,248)	(1,248)	—	—
Net periodic benefit cost	$3,726	$6,109	$(903)	$682	$736	$758

PNM did not make any contributions to its pension plan trust in the nine months ended September 30, 2018 and 2017 and does not anticipate making any contributions to the pension plan in 2018-2021, but expects to contribute $5.5 million in 2022, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.0% to 5.1%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made no contributions to the OPEB trust in the nine months ended September 30, 2018 and 2017. PNM does not expect to make any contributions to the OPEB trust in 2018-2022.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $1.3 million in the three and nine months ended September 30, 2018 and $0.4 million and $1.2 million in the three and nine months ended September 30, 2017 and are expected to total $1.6 million during 2018 and $5.7 million for 2019-2022.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2018	2017	2018	2017	2018	2017
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$33	$36	$—	$—
Interest cost	656	722	119	139	7	8
Expected return on plan assets	(991)	(945)	(135)	(114)	—	—
Amortization of net (gain) loss	272	231	(56)	(20)	4	2
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost	$(63)	$8	$(39)	$41	$11	$10

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2018	2017	2018	2017	2018	2017
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$100	$107	$—	$—
Interest cost	1,969	2,165	358	417	22	25
Expected return on plan assets	(2,972)	(2,834)	(406)	(342)	—	—
Amortization of net (gain) loss	816	692	(170)	(60)	11	7
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost	$(187)	$23	$(118)	$122	$33	$32

TNMP did not make any contributions to its pension plan trust in the nine months ended September 30, 2018 and 2017 and does not anticipate making any contributions in 2018-2022, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.0% to 5.1%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made contributions of zero and $0.3 million to the OPEB trust in the three and nine months ended September 30, 2018 and zero and $0.7 million in the three and nine months ended September 30, 2017. TNMP expects to make no additional contributions to the OPEB trust in 2018 and $1.4 million for 2019-2022. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and nine months ended September 30, 2018 and 2017 and are expected to total $0.1 million during 2018 and $0.4 million in 2019-2022.

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

PNM estimates that it will incur approximately $57.7 million (in 2016 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At September 30, 2018 and December 31, 2017, PNM had a liability for interim storage costs of $12.5 million and $12.3 million included in other deferred credits.

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

On January 10, 2017, EPA published in the Federal Register revisions to the regional haze rule. EPA also provided a companion draft guidance document for public comment. The new rule delayed the due date for the next cycle of SIPs from 2019 to 2021, altered the planning process that states must employ in determining whether to impose “reasonable progress” emission reduction measures, and gave new authority to federal land managers to seek additional emission reduction measures outside of the states’ planning process. Finally, the rule made several procedural changes to the regional haze program, including changes to the schedule and process for states to file 5-year progress reports. EPA’s new rule was challenged by numerous parties. On January 19, 2018, EPA filed a motion to hold the case in abeyance in light of several letters issued by EPA on January 17, 2018 to grant various petitions for reconsideration of the 2017 rule revisions. On January 30, 2018, the court placed the case in abeyance and directed EPA to file status reports on 90-day intervals beginning April 30, 2018. On September 11, 2018, EPA released a memo titled “Regional Haze Reform Roadmap.” The memo covers forthcoming tools and guidance to support states in their SIP development processes for the second planning period, including updated 2028 visibility modeling. SIPs for the second compliance period are due in July 2021. EPA plans to initiate a notice-and-comment rulemaking to address certain aspects of its Regional Haze Rule. EPA’s decision to revisit the rule is not a determination on the merits of the issues raised in the petitions. PNM is evaluating the potential impacts of these matters.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NEE Complaint – On March 31, 2016, NEE filed a complaint with the NMPRC against PNM regarding the financing provided by NM Capital to facilitate the sale of SJCC. See Coal Supply below. The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. PNM responded to the complaint on May 4, 2016. On January 31, 2018, NEE filed a motion asking the NMPRC to investigate whether PNM’s relationship with WSJ, in light of Westmoreland’s financial condition, could be harmful to PNM’s customers. PNM responded requesting the NMPRC deny the motion and that NEE’s prior complaint be dismissed. On May 23, 2018, PNM filed its response to the NMPRC staff’s comments requesting additional information about the financing and noting that the Westmoreland Loan was paid in full on May 22, 2018. NEE and NMPRC staff responded on July 16, 2018. NEE continues its request that the NMPRC investigate whether Westmoreland’s financial condition could adversely affect PNM’s customers. The NMPRC staff response requested that PNM provide certain additional information about the financing transactions and stated an order to show cause requested by NEE is not warranted. On October 11, 2018, PNM filed a supplemental response notifying the NMPRC that Westmoreland had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on October 9, 2018. PNM’s supplemental response indicated Westmoreland had agreed to terms with its secured creditors that will allow it to continue to fund normal-course operations and to continue to serve its customers during the course of the bankruptcy case. See Note 6. PNM’s supplemental response also included a letter from the United States Southern District of Texas Bankruptcy Court indicating that, subject to specified conditions, Westmoreland is authorized to “perform under its coal contracts and to conduct its business under the ordinary course of business” without seeking Court approval. The NMPRC has taken no further action on NEE’s complaints. PNM cannot predict the outcome of these matters.

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

Other SJGS Matters – Although the SJGS RA results in an agreement among the SJGS participants enabling compliance with current CAA requirements, it is possible that the financial impact of climate change regulation or legislation, other environmental regulations, the result of litigation, and other business considerations could jeopardize the economic viability of SJGS or the ability or willingness of individual participants to continue participation in the plant. PNM’s 2017 IRP (Note 12) filed with the NMPRC on July 3, 2017 presented resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 (see Coal Supply below) and for scenarios that assumed SJGS will cease operations after mid-2022. The 2017 IRP data shows that retiring SJGS in 2022 would provide long-term cost benefits to PNM’s customers.

The 2017 IRP is not a final determination of PNM’s future generation portfolio.  Retiring PNM’s share of SJGS would require PNM to make a formal abandonment filing with the NMPRC.  The final determination of PNM’s exit from SJGS would be subject to NMPRC review and approval.  PNM would also be required to obtain NMPRC approval of replacement power resources through formal CCN filings. The December 2015 NMPRC order discussed above authorized PNM to acquire 132 MW of SJGS Unit 4 as a New Mexico jurisdictional resource and 65 MW of SJGS Unit 4 as merchant plant. That order also provides that, if SJGS Unit 4 is abandoned with undepreciated investment on PNM’s books, PNM would not be allowed to recover the undepreciated investment of its 132 MW interest. PNM is currently depreciating all its investments in SJGS through 2053, the expected life approved by the NMPRC.  PNM’s undepreciated investment in SJGS at September 30, 2018 was $405.5 million, which includes interests in the 132 MW and the 65 MW of $20.3 million and $10.1 million.  In the event of an early retirement of SJGS, PNM would be exposed to loss of its undepreciated investments in the facility and other costs, including costs associated

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with coal mine reclamation discussed below, if recovery of these items is not approved by the NMPRC.  The financial impact of early retirement and the NMPRC approval process are influenced by factors outside of PNM’s control, including the economic impact of a potential SJGS abandonment on the area surrounding the plant and related mine, as well as overall political and economic conditions in New Mexico. Because of the uncertainty in obtaining the required approvals, PNM is unable to predict the outcome of this matter.

Four Corners

On August 6, 2012, EPA issued its Four Corners FIP with a final BART determination for Four Corners. The rule included two compliance alternatives. On December 30, 2013, APS notified EPA that the Four Corners participants selected the alternative that required APS to permanently close Units 1, 2, and 3 by January 1, 2014 and install selective catalytic reduction technology (“SCR”) post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018. Installation of SCRs on Four Corners Unit 5 was completed in March 2018 and the installation on Unit 4 was completed in June 2018. PNM owns a 13% interest in Units 4 and 5, but had no ownership interest in Units 1, 2, and 3, which were shut down by APS on December 30, 2013. For particulate matter emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lbs./MMBTU and the plant to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses. Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners’ coal and material handling operations.
PNM estimates its share of costs for post-combustion controls at Four Corners Units 4 and 5 to be up to $88.6 million, including amounts incurred through September 30, 2018 and PNM’s AFUDC. See Note 17 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K and Note 12 for a discussion of the treatment of these costs in PNM’s NM 2016 Rate Case.

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

Four Corners Federal Agency Lawsuit – On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the United States District Court for the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine. The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  The court granted an APS motion to intervene in the litigation on August 3, 2016. On September 15, 2016, NTEC, the current owner of the mine providing coal to Four Corners, filed a motion to intervene for the limited purpose of seeking dismissal of the lawsuit based on NTEC’s tribal sovereign immunity. On September 11, 2017, the court granted NTEC’s motion and dismissed the case with prejudice, terminating the proceedings. The environmental group plaintiffs filed a Notice of Appeal of the dismissed order in the United States Court of Appeals for the Ninth Circuit on November 9, 2017, and the court granted their subsequent motion to expedite the appeal. The parties anticipate oral arguments will be heard in early 2019. PNM cannot predict if such appeal will be successful and, if it is successful, the outcome of further district court proceedings.

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

On October 10, 2017, EPA issued a NOPR proposing to repeal the Clean Power Plan and filed its status report with the court requesting the case be held in abeyance until the completion of the rulemaking on the proposed repeal. The NOPR proposes a legal interpretation concluding that the Clean Power Plan exceeds EPA’s statutory authority. Under the proposed interpretation, Section 111(d) limits EPA’s authority to adopt performance standards to only those physical and operational changes that can be implemented within an individual source. Therefore, measures in the Clean Power Plan that would require power generators to change their energy portfolios by shifting generation from coal to gas and from fossil fuel to renewable energy exceed EPA’s statutory authority. The NOPR was published in the Federal Register on October 16, 2017 and comments were due by April 26, 2018. Any final rule will be subject to judicial review. In a separate but related action, on December 28, 2017, EPA published the Advance Notice of Proposed Rulemaking for replacement of the Clean Power Plan. On December 18, 2017, EPA released an advanced NOPR addressing GHG guidelines for existing electric utility generating units. Comments to EPA’s new rule were due by February 26, 2018. On August 31, 2018, EPA published a proposed rule, which is informally known as the Affordable Clean Energy rule, to replace the Clean Power Plan. The proposed Affordable Clean Energy rule, among other things, would establish guidelines that replace the “outside-the-fenceline” control measures and specific numerical emission rates for existing EGUs. These measures are replaced with a list of “candidate technologies” for heat rate improvement measures, which include both technologies and operational changes, that EPA has identified as Best System of Emission Reduction (“BSER”). States would determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable through application of the selected BSER.  States will have three years from when the rule is finalized to submit a plan to EPA. EPA will then have one year to determine if each proposed plan is acceptable. If states do not submit a plan, or if a state’s plan is not acceptable, EPA will develop a federal plan for the state to implement.  EPA is also proposing revisions to the NSR program that would provide coal-fired power plants more latitude to make efficiency improvements consistent with BSER without triggering NSR permit requirements. Comments on the proposed Affordable Clean Energy rule were due to EPA by October 31, 2018.

The proposed Affordable Clean Energy rule and the 2015 federal plan released concurrently with the Clean Power Plan are important to Four Corners and the Navajo Nation. Since the Navajo Nation does not have primacy over its air quality program, EPA would be the regulatory authority responsible for implementing the proposed Affordable Clean Energy rule or the Clean Power Plan on the Navajo Nation. PNM is unable to predict the financial or operational impacts on Four Corners if the Affordable Clean Energy rule, the Clean Power Plan, or other future GHG reduction rulemaking are ultimately implemented and EPA determines that a federal plan is necessary or appropriate for the Navajo Nation.

PNM’s review of the CO2 emission reductions standards under the proposed Affordable Clean Energy rule and the Clean Power Plan is ongoing and the assessment of its impacts will depend on the proposed repeal of the Clean Power Plan, promulgation of the Affordable Clean Energy rule, other future GHG reduction rulemaking, litigation of any final rule, and other actions the Trump Administration is taking through judicial and regulatory proceedings. Accordingly, PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance, if any.

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

On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-hour SO2 concentrations. This characterization would result in these areas being designated as attainment, nonattainment, or unclassified for compliance with the 1-hour SO2 NAAQS.  On March 2, 2015, the United States District Court for the Northern District of California approved a settlement that imposed deadlines for EPA to identify areas that violate the NAAQS standards for 1-hour SO2 emissions. The settlement resulted from a lawsuit brought by Earthjustice on behalf of the Sierra Club and the Natural Resources Defense Council under the CAA. The consent decree required that: (1) within 16 months of the consent decree entry, EPA must issue area designations for areas containing non-retiring facilities that either emitted more than 16,000 tons of SO2 in 2012 or emitted more than 2,600 tons with an emission rate of 0.45 lbs./MMBTU or higher in 2012; (2) by December 2017, EPA must issue designations for areas for which states have not adopted a new monitoring network under the proposed data requirements rule; and (3) by December 2020, EPA must issue designations for areas for which states have adopted a new monitoring network under the proposed data requirements rule.  SJGS and Four Corners SO2 emissions are below the thresholds set forth in (1) above. EPA regions sent letters to state environmental agencies explaining how EPA plans to implement the consent decree.  The letters outline the schedule that EPA expects states to follow in moving forward with new SO2 non-attainment designations. NMED did not receive a letter.

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

On November 6, 2017, EPA released a final rule establishing some, but not all, initial area designations.  In that final rule, San Juan County, New Mexico, where SJGS and Four Corners are located, is designated as attainment/unclassifiable. The only county in New Mexico designated as non-attainment is Dona Ana County.  On April 30, 2018, EPA completed additional area designations for the 2015 ozone standards. In a related matter, EPA published a final rule on March 9, 2018 establishing air quality thresholds that define the classifications assigned to all non-attainment areas for ozone NAAQS. The final rule also establishes the timing of attainment dates for each non-attainment area classification, which are marginal, moderate, serious, severe, or extreme. The rule became effective May 8, 2018.

NMED is required to submit an infrastructure and transport SIP that provides the basic air quality management program to implement the revised ozone standard. This plan is generally due within 36 months from the date the NAAQS is promulgated. The NMED has published a proposed certification that New Mexico currently has an adequate, federally-approved SIP that addresses elements of the CAA Section 110(a)(2) infrastructure SIP, as applicable to the 2015 ozone NAAQS. The purpose of the proposed certification is to confirm to EPA that New Mexico has the required “infrastructure” in place under the current SIP to implement, maintain, and enforce the revised 2015 ozone NAAQS. Comments on the proposed certification were due by October 29, 2018. State ozone attainment plans are generally due within five to six years from the date of the ozone NAAQS promulgation and are planned for submittal in 2020 and 2021.

PNM does not believe there will be material impacts to its facilities as a result of NMED’s non-attainment designation of the small area within Dona Ana County. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, APS is unable to predict what impact the adoption of these standards may have on Four Corners. PNM cannot predict the outcome of this matter.

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
On May 23, 2018, several environmental groups sued EPA Region IX in the United States Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit does not contain conditions related to the cooling water intake structure rule as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system and no additional conditions are necessary. On July 16, 2018, several environmental groups filed a petition for review with the EPA’s Environmental Appeals Board concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and does not contain required provisions

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

concerning certain revised effluent limitation guidelines, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. The coalition is seeking to have the permit remanded to EPA for revision to address these allegations. PNM cannot predict the outcome of this matter.

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

Effective December 22, 2015, PNM and NMED entered into a memorandum of understanding to address changing groundwater quality conditions at the site. Under the memorandum, PNM will continue hydrocarbon investigation of the site under the supervision of NMED and qualified costs of the work will be eligible for payment through the New Mexico Corrective Action Fund (“CAF”), which is administered by the NMED Petroleum Storage Tank Bureau. Among other things, money in the CAF is available to NMED to make payments to or on behalf of owners and operators for corrective action taken in accordance with statutory and regulatory requirements to investigate, minimize, eliminate, or clean up a release. PNM’s work plan and cost estimates for specific groundwater investigation tasks were approved by the Petroleum Storage Tank Bureau. PNM submitted a monitoring plan consisting of a compilation of the data associated with monitoring activities conducted under the CAF to NMED on October 3, 2016. PNM completed all CAF-related work associated with the monitoring plan and received NMED’s approval. PNM’s contractor prepared a scope of work, which PNM and NMED approved, for the installation of additional monitoring wells and additional sampling of certain existing monitoring wells at the site. These activities were completed in June 2018. PNM’s contractor has commenced the next phase of work which includes the installation of up to 38 additional monitoring wells. Work is expected to be completed in early 2019. Qualified costs of this work are eligible for payment through the CAF.

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

Pursuant to a June 24, 2016 order by the DC Circuit in litigation by industry and environmental groups challenging EPA’s CCB regulations, EPA is required to complete a rulemaking proceeding by June 2019 to address specific technical issues related to the handling of CCBs. On March 15, 2018, EPA proposed its Phase I Remand Rule that includes potential revisions to provide site-specific, risk-based tailoring of groundwater monitoring, corrective action and location restriction requirements of the CCB rule. On June 12, 2018, EPA sent a final CCB revision “fast-track” rule to OMB that addresses some of the provisions from the proposed rule released in March 2018. EPA published the final rule on July 30, 2018. According to EPA, the July 30, 2018 rule constitutes “Phase One, Part One” of its ongoing reconsideration and revision of the April 15, 2017 coal ash rule. The final rule includes two types of revisions. The first revision extends the deadline to allow EGUs with unlined impoundments or that fail to meet the uppermost aquifer requirement to continue to receive coal ash until October 31, 2020. The second revision authorizes a “Participating State Director” or EPA, in lieu of a professional engineer, to approve suspension of groundwater monitoring and to issue certifications related to the location restrictions, design criteria, groundwater monitoring, remedy selection and implementation. The revisions also modify groundwater protection standards for certain constituents, which include cobalt, molybdenum, lithium, and lead without a maximum contamination level. EPA indicated that provisions in the March 2018 rule that are not addressed in the July 2018 final rule will be addressed in a subsequent rulemaking.

On August 21, 2018, the DC Circuit Court of Appeals issued its decision in the CCB litigation. The court denied EPA’s request to hold the case in abeyance; remanded the industry group’s challenges to the regulation of certain on-site CCB piles; denied relief for the remaining industry group’s claims, including the challenge to EPA’s authority to regulate inactive surface impoundments; and found for the environmental groups on their challenges to the ability of unlined impoundments to continue operating, the classification of certain unlined impoundments as “lined” units, and EPA’s failure to regulate legacy ponds. It remains unclear how the DC Circuit Court of Appeals decision will impact Four Corners as EPA has not yet taken regulatory action on remand to revise its CCB regulations.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As indicated above, CCBs at Four Corners are currently disposed of in ash ponds and dry storage areas. The CCB rule requires ongoing, phased groundwater monitoring. By October 17, 2017, utilities that own or operate CCB disposal units, such as those at Four Corners must have collected sufficient groundwater sampling data to initiate a detection monitoring program.  To the extent that certain threshold constituents are identified through this initial detection monitoring at levels above the CCB rule’s standards, the rule required the initiation of an assessment monitoring program by April 15, 2018.  If this assessment monitoring program reveals concentrations of certain constituents above the CCB rule standards that trigger remedial obligations, a corrective measures evaluation must be completed by April 2019. Four Corners recently completed an analysis that determined several of its CCB disposal units will need corrective action or will need to cease operations and initiate closure by October 2020. Four Corners anticipates it will complete its evaluation of these matters by early 2019. At this time, PNM does not anticipate its share of the cost to complete these corrective actions or to close the CCB disposal units at Four Corners will have a significant impact on its operations, financial position, or cash flows.

Other Commitments and Contingencies
Coal Supply
SJGS
The coal requirements for SJGS are supplied by SJCC. SJCC holds certain federal, state, and private coal leases. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid SJCC for certain coal mined but not yet delivered to the plant site. At September 30, 2018 and December 31, 2017, prepayments for coal (including amounts purchased from the exiting SJGS participants discussed below), which are included in other current assets, amounted to $26.3 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K.
In conjunction with the activities undertaken to comply with the CAA for SJGS, as discussed above, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS. On July 1, 2015, PNM and Westmoreland entered into a new coal supply agreement (the “SJGS CSA”), pursuant to which Westmoreland is to supply all of the coal requirements of SJGS through June 30, 2022. PNM and Westmoreland also entered into agreements under which Westmoreland is to provide CCB disposal and mine reclamation services for SJGS. Contemporaneous with the entry into the coal-related agreements, Westmoreland entered into a stock purchase agreement (the “Stock Purchase Agreement”) on July 1, 2015 to acquire all of the capital stock of SJCC.

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

On March 17, 2018, a coal silo used to supply fuel to SJGS Unit 1 collapsed resulting in an outage. Repairs necessary to return Unit 1 to service were completed by July 5, 2018. See Note 12. PNM notified Westmoreland that this event constituted a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

“force majeure” under the SJGS CSA and that PNM would be unable to satisfy its minimum obligations to purchase coal for Unit 1 as a result of the event. On October 5, 2018, PNM and SJCC reached a settlement under which the minimum obligation to purchase coal for SJGS during the 2018 contract year was reduced by 111,668 tons and resolving the issues related to the event. The benefit of this reduction will be returned to customers through the FPPAC.

The SJGS RA sets forth terms under which PNM acquired the coal inventory, including coal mined but not delivered, of the exiting SJGS participants as of January 1, 2016 and supplied coal to the SJGS exiting participants for the period from January 1, 2016 through December 31, 2017 and is supplying coal to the SJGS remaining participants over the term of the SJGS CSA. Coal costs under the SJGS CSA are significantly less than under the previous arrangement with SJCC. Since substantially all of PNM’s coal costs are passed through the FPPAC, the benefit of the reduced costs is passed through to PNM’s customers.

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

See NEE Complaint above, for information concerning Westmoreland’s October 9, 2018 Chapter 11 bankruptcy filing.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Four Corners Coal Supply Arbitration – The owners of Four Corners are obligated to purchase a specified minimum amount of coal each contract year and to pay for any shortfall below the minimum amount, except when caused by “uncontrollable forces” as defined in the Four Corners CSA.  On June 13, 2017, APS received a demand for arbitration from NTEC in connection with the Four Corners CSA.  NTEC originally sought a declaratory judgment to support its interpretation of a provision regarding uncontrollable forces in the agreement relating to the annual minimum quantities of coal to be purchased by the Four Corners owners. NTEC also alleged a shortfall in those purchases for the initial contract year, which ended June 30, 2017.  On September 20, 2017, NTEC amended its demand for arbitration removing the request for a declaratory judgment. On June 29, 2018, a settlement was reached for the disputed shortfall during the period July 7, 2016 through February 28, 2018. PNM’s share of the settlement payment made to NTEC by the Four Corners owners was $4.9 million. PNM’s share of the shortfall for the guaranteed minimum purchase of coal for the period March 1, 2018 through June 30, 2018 was $1.4 million. The arbitration was dismissed on July 9, 2018. Substantially all of the amount that PNM is required to pay under this settlement agreement will be collected through the FPPAC.

Contemporaneous with the execution of the settlement agreement, the Four Corners owners and NTEC amended the Four Corners CSA. The amendments reduce required take-or-pay volumes and the base price of coal. The amendments do not extend the term of the Four Corners CSA beyond its current July 6, 2031 expiration date.
Coal Mine Reclamation
As indicated under Coal Combustion Byproducts Waste Disposal above, SJGS currently disposes of CCBs in the surface mine pits adjacent to the plant and Four Corners disposes of CCBs in ash ponds and dry storage areas. As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K, in conjunction with the shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA, the SJGS participants requested that the coal mine reclamation study for SJGS be updated periodically. In 2015, PNM updated the SJGS reclamation cost estimate to reflect the terms of a new reclamation services agreement with Westmoreland and changes related to the approval of the 2015 SJCC Mine Permit Plan. The 2015 reclamation cost estimate reflected that the scope and pricing structure of the reclamation service agreement with Westmoreland, design plan changes, updated regulatory expectations, and common mine reclamation practices would significantly increase reclamation costs. As a result, in December 2015 PNM recorded its $16.5 million share of this increase as regulatory disallowances and restructuring costs in the Consolidated Statements of Earnings. In the third quarter of 2016, PNM, on behalf of the SJGS owners, coordinated a more detailed coal mine reclamation cost study reflecting the terms of the new reclamation services agreement with Westmoreland. The study indicated an additional increase in the reclamation cost estimate. PNM recorded its $4.5 million share of the increase as of September 30, 2016 as regulatory disallowances and restructuring costs in the Condensed Consolidated Statements of Earnings. The SJGS RA required PNM to complete an update to the reclamation cost estimate after the December 31, 2017 shutdown of SJGS Units 2 and 3. This reclamation cost estimate was completed in October 2018 and assumed continuation of mining operations through 2053. The 2018 study indicated a decrease in reclamation costs primarily driven by lower inflationary factors used to determine the estimated future cost of reclamation activities. PNM recorded its $2.5 million share of this decrease as of September 30, 2018, which is reflected in regulatory disallowances and restructuring costs in the Condensed Consolidated Statements of Earnings.
The current estimate for decommissioning the mine serving Four Corners reflects the operation of the mine through 2031, the term of the Four Corners CSA.
Based on the 2018 estimates and PNM’s ownership share of SJGS, PNM’s remaining payments as of September 30, 2018 for mine reclamation, in future dollars, are estimated to be $87.5 million for the surface mines at both SJGS and Four Corners and $101.2 million for the underground mine at SJGS. At September 30, 2018 and December 31, 2017, liabilities, in current dollars, of $39.5 million and $41.4 million for surface mine reclamation and $14.3 million and $14.7 million for underground mine reclamation were recorded in other deferred credits.
As discussed in Note 12, PNM filed its 2017 IRP on July 3, 2017. The conclusions contained in the 2017 IRP indicate that it would be cost beneficial to PNM’s customers for PNM to retire its SJGS capacity in 2022 and for PNM to exit its ownership interest in Four Corners in 2031. The 2017 IRP is not a final determination of PNM’s future generation portfolio. Retiring PNM’s share of SJGS capacity and exiting Four Corners would require NMPRC approval of abandonment filings, which PNM would make at appropriate times in the future. In the event of the abandonment of those facilities, PNM would be required to remeasure its liability for coal mine reclamation to reflect that reclamation activities would occur sooner than currently anticipated. The

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

remeasurement would likely result in a significant increase in PNM’s liability for SJGS mine reclamation due to an increase in the amount of fill dirt required to remediate the mine areas, thereby increasing the overall reclamation costs. PNM would be exposed to loss if recovery of the additional costs is not approved by the NMPRC in connection with the NMPRC approvals indicated above. The amount of the increase in the liability would depend on the timing of those approvals and other regulatory actions, as well estimates made at that time of the costs to perform the future reclamation activities, including the then current inflation and discount rates. In the event of an early retirement of SJGS, PNM’s estimates its liability for SJGS mine reclamation would increase by approximately $30 million for the surface mine and $10 million for the underground mine as of September 30, 2018. PNM would record a regulatory asset for amounts recoverable from ratepayers under existing or future orders of the NMPRC and amounts not recoverable would be expensed. PNM cannot predict what actions the NMPRC might take.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate SJCC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $5.8 million in 2017. Based on PNM’s reclamation trust fund balance at September 30, 2018, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $6.4 million in 2018, $8.7 million in 2019, and $9.2 million in 2020.
Under the Four Corners CSA, which became effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in thirteen annual installments, beginning on August 1, 2016, into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.3 million to the escrow account in each of 2017 and 2018 and anticipates providing additional funding of $2.3 million in 2019.
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
San Juan River Adjudication
In 1975, the State of New Mexico filed an action in NM District Court to adjudicate all water rights in the San Juan River Stream System, including water used at Four Corners and SJGS. PNM was made a defendant in the litigation in 1976. In March 2009, then President Obama signed legislation confirming a 2005 settlement with the Navajo Nation. Under the terms of the settlement agreement, the Navajo Nation’s water rights would be settled and finally determined by entry by the court of two proposed adjudication decrees.  The court issued an order in August 2013 finding that no evidentiary hearing was warranted in the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Navajo Nation proceeding and, on November 1, 2013, issued a Partial Final Judgment and Decree of the Water Rights of the Navajo Nation approving the proposed settlement with the Navajo Nation. Several parties filed a joint motion for a new trial, which was denied by the court. A number of parties subsequently appealed to the New Mexico Court of Appeals. PNM entered its appearance in the appellate case. On April 3, 2018, the New Mexico Court of Appeals issued an order affirming the decision of the NM District Court. Several parties filed motions requesting a rehearing with the New Mexico Court of Appeals seeking clarification of the order, which were denied. The State of New Mexico and various other appellants filed a Writ of Certiorari with the NM Supreme Court. The NM Supreme Court granted the State of New Mexico’s petition, denied the other parties’ requests, and set a due date for petitioner’s brief of October 29, 2018. Adjudication of non-Indian water rights is ongoing.
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
Rights-of-Way Matter

On January 28, 2014, the County Commission of Bernalillo County, New Mexico passed an ordinance requiring utilities to enter into a use agreement and pay a yet-to-be-determined fee as a condition to installing, maintaining, and operating facilities on county rights-of-way. The fee is purported to compensate the county for costs of administering and maintaining the rights-of-way, as well as for capital improvements. On February 27, 2014, PNM and other utilities filed a Complaint for Declaratory and Injunctive Relief in the United States District Court for the District of New Mexico challenging the validity of the ordinance. The court denied the utilities’ motion for judgment. The court further granted the County’s motion to dismiss the state law claims. The utilities filed an amended complaint reflecting the two federal claims remaining before the federal court. The utilities also filed a complaint in Bernalillo County, New Mexico District Court reflecting the state law counts dismissed by the federal court. In subsequent briefing in federal court, the county filed a motion for judgment on one of the utilities’ claims, which was granted by the court, leaving a claim regarding telecommunications service as the remaining federal claim. On January 4, 2016, the utilities filed an Application for Interlocutory Appeal from the state court, which was denied. On March 28, 2017, the utilities filed a Writ of Certiorari with the NM Supreme Court, which was denied. The matter is proceeding in NM District Court. The utilities and Bernalillo County reached a standstill agreement whereby the county would not take any enforcement action against the utilities pursuant to the ordinance during the pendency of the litigation, but not including any period for appeal of a judgment, or upon 30 days written notice by either the county or the utilities of their intention to terminate the agreement. The NM District Court set a mediation date of January 23, 2019. If the challenges to the ordinance are unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter or its impact on PNM’s operations.
Navajo Nation Allottee Matters

In September 2012, 43 landowners filed a notice of appeal with the Bureau of Indian Affairs (“BIA”) appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The landowners claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation and allege that PNM is a rights-of-way grantee with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The allottees generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. The allottees filed a motion to dismiss their appeal with prejudice, which was granted in April 2014. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way indicating that certain renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in NM District Court regarding the approximately 15.49 acres of land at issue. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM filed a motion for reconsideration of this ruling, which was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. Both matters have been consolidated. Oral argument before the Tenth Circuit was heard on January 17, 2017. On May 26, 2017, the Tenth Circuit affirmed the district court. On July 8, 2017, PNM filed a Motion for Reconsideration en banc with the Tenth Circuit, which was denied. The NM District Court stayed the case based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. On November 20, 2017, PNM filed its Petition for Writ of Certiorari with the US Supreme Court. On April 30, 2018, the US Supreme Court declined to hear PNM’s Petition for Writ of Certiorari. The underlying litigation continues in the NM District Court.
PNM cannot predict the outcome of these matters.

Sales Tax Audits

In November 2011, PNMR completed the sale of its retail electric provider, which operated in Texas under the name First Choice Power (“First Choice”). Under the sale agreement, PNMR is contractually obligated for First Choice’s taxes relating to periods prior to the sale.

The Texas Comptroller of Public Accounts (“Comptroller”) initiated audits of First Choice’s sales and use tax filings and miscellaneous gross receipts tax filings for periods prior to the sale. During the course of the audits, PNMR accrued an immaterial liability for items identified in the audits for which PNMR believed an unfavorable resolution was probable. The Comptroller originally issued notifications of audit results indicating additional tax due of $5.0 million, plus penalties and interest. The primary issue in dispute is the disallowance by the auditor of the tax benefits of bad debt charge-offs and billing credits. On behalf of First Choice, PNMR filed requests for redetermination for both audits. In September 2018, the Comptroller issued an updated settlement offer that significantly reduced the additional tax due under the audits. Based on the terms of the settlement offer, PNMR increased its liability for amounts due under First Choice’s sales and use tax filings as of September 30, 2018 by an insignificant amount. In October 2018, PNMR settled the sales and use tax audit for a total of $0.9 million, which resolved the matter.

PNMR’s discussions with the Comptroller regarding the miscellaneous gross receipts tax audit are ongoing and PNMR is seeking additional documentation in support of its position. If PNMR and the Comptroller do not reach agreement, this matter will go to hearing with the Texas State Office of Administrative Hearings. Although PNMR believes its positions are correct, it is unable to predict the outcome of this matter.

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
PNM

New Mexico General Rate Cases

New Mexico 2015 General Rate Case (“NM 2015 Rate Case”)

On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposed a revenue increase of $123.5 million, including base non-fuel revenues of $121.7 million. PNM’s application was based on a future test year (“FTY”) period beginning October 1, 2015 and proposed a ROE of 10.5%. The primary drivers of PNM’s identified revenue deficiency were the cost of infrastructure investments, including depreciation expense based on an updated depreciation study, and a decline in energy sales as a result of PNM’s successful energy efficiency programs and economic factors. The application included several proposed changes in rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals included higher customer and demand charges, a revenue decoupling pilot program applicable to residential and small commercial customers, a re-allocation of revenue among

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. PNM requested that the proposed new rates become effective beginning in July 2016. A public hearing on the proposed new rates was held in April 2016. Subsequent to this hearing, the NMPRC ordered PNM to file additional testimony regarding PNM’s interests in PVNGS, including the 64.1 MW of PVNGS Unit 2 that PNM repurchased in January 2016, pursuant to the terms of the initial sales-leaseback transactions (Note 13). A subsequent public hearing was held in June 2016. After the June hearing, PNM and other parties were ordered to file supplemental briefs and to provide final recommended revenue requirements that incorporated fuel savings that PNM implemented effective January 1, 2016 from the SJGS CSA (Note 11).  PNM’s filing indicated that recovery for fuel related costs would be reduced by approximately $42.9 million reflecting the current SJGS CSA, which also reduced the request for base non-fuel related revenues by $0.2 million to $121.5 million.

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

NEE subsequently filed a motion for a partial stay of the order at the NM Supreme Court. This motion was denied. The NM Supreme Court orally stated that the court’s intent was to request that PNM reimburse ratepayers for any amount overcharged should the cross-appellants prevail on the merits.

On February 17, 2017, PNM filed its Brief in Chief, and pursuant to the court’s rules, the briefing schedule was completed on July 21, 2017. Oral argument at the NM Supreme Court was held on October 30, 2017. Although appeals of regulatory actions of the NMPRC have a priority at the NM Supreme Court under New Mexico law, there is no required time frame for the court to act on the appeals.

GAAP requires a loss to be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. When there is a range of the amount of the probable loss, the minimum amount of the range is to be accrued unless an amount within the range is a better estimate than any other amount. As of September 30, 2016, PNM evaluated the accounting consequences of the order in the NM 2015 Rate Case and the likelihood of being successful on the issues it is appealing in the NM Supreme Court as required under GAAP. The evaluation indicated it is reasonably possible that PNM will be successful on the issues it is appealing. If the NM Supreme Court rules in PNM’s favor on some or all of the issues, those issues would be remanded back to the NMPRC for further action. As of September 30, 2016, PNM estimated it would take a minimum of 15 months from the date PNM filed its appeal for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. During such time, the rates specified in the order would remain in effect. PNM concluded that a range of probable loss resulted from the NMPRC order in the NM 2015 Rate Case; that the minimum amount of loss was 15 months of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

capital cost recovery that the order disallowed for PNM’s investments in the PVNGS Unit 2 purchases, PVNGS Unit 2 capitalized improvements, and BDT; and that no amount within the range of possible loss was a better estimate than any other amount. Accordingly, PNM recorded a pre-tax regulatory disallowance of $6.8 million at September 30, 2016 for the capital costs that would not be recovered during that 15-month appeal period. In addition, PNM recorded a pre-tax regulatory disallowance for $4.5 million of costs recorded as regulatory assets and deferred charges (which the order disallowed and which PNM did not challenge in its appeal) since PNM could no longer assert that those assets were probable of being recovered through the ratemaking process.

PNM also evaluated the accounting consequences of the issues that are being appealed by the cross-appellants. PNM does not believe the issues raised in the cross-appeals have substantial merit. Accordingly, PNM does not believe that the likelihood of the cross-appeals being successful is probable and, therefore, no loss has been recorded related to the issues subject to the cross-appeals.

Since the NM Supreme Court did not issue a decision on the appeals related to the NM 2015 Rate Case by December 31, 2017, which was 15 months from the date of the NMPRC’s order in that case, PNM reevaluated the accounting consequences of the order in the NM 2015 Rate Case. At December 31, 2017, PNM estimated the most likely period for the NM Supreme Court to issue a decision in the case and for the NMPRC to take action on any remanded issues was seven months. As a result, PNM recorded an additional pre-tax loss of $3.1 million at December 31, 2017, representing seven months of capital cost recovery that the order disallowed and would not be recovered through July 31, 2018.

In June 2018, PNM again reevaluated the estimated time frame it would take for the resolution of this matter. As of June 30, 2018, PNM estimated it would take an additional five months for the NM Supreme Court to issue a decision and for any remanded issues to be addressed by the NMPRC. Accordingly, PNM recorded an additional pre-tax loss of $1.8 million at June 30, 2018, representing additional capital cost recovery that the order disallowed and would not be recovered through October 31, 2018.

In September 2018, PNM again reevaluated the estimated time frame it would take for resolution of the matter. PNM continues to believe it is reasonably possible that PNM will be successful on the issues it is appealing and that it is not probable the cross appeals will be successful. Based on the proceedings to date in the appeal process and other actions by the NM Supreme Court, PNM estimates it will take an additional four months from September 30, 2018 for the NM Supreme Court to issue a decision and for any remanded issues to be addressed by the NMPRC. Accordingly, PNM recorded an additional pre-tax loss of $0.9 million at September 30, 2018, representing capital costs that the order disallowed and will not be recovered through January 31, 2019. Further losses will be recorded if the currently estimated time frame for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues is extended.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudent and that PNM is entitled to full recovery of those investments through the ratemaking process. Although PNM believes it is reasonably possible that its appeals will be successful, it cannot predict what decision the NM Supreme Court will reach or what further actions the NMPRC will take on any issues remanded to it by the court. If PNM’s appeal is unsuccessful, PNM would record further pre-tax losses related to the capitalized costs for any unsuccessful issues. The impacts of not recovering future contributions for decommissioning would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The amounts of any such losses to be recorded would depend on the ultimate outcome of the appeal and NMPRC process, as well as the actual amounts reflected on PNM books at the time of the resolution. However, based on the book values recorded by PNM as of September 30, 2018, such losses could include:

•
The remaining costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity in excess of the recovery permitted under the NMPRC’s order; the net book value of such excess amount was $73.9 million, after considering the losses recorded to date

•
The undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity in PVNGS Unit 2 purchased by PNM in January 2016 was being leased by PNM; the net book value of these improvements was $38.3 million, after considering the losses recorded to date

•	The remaining costs to convert SJGS Units 1 and 4 to BDT; the net book value of these assets was $50.3 million, after considering the losses recorded to date

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Although PNM does not believe that the likelihood of the cross-appeals being successful is probable, it is unable to predict what decision the NM Supreme Court will reach. If the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any cost recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases, aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $147.5 million (which amount includes $73.9 million that is the subject of PNM’s appeal discussed above) at September 30, 2018, after considering the losses recorded to date. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners, and “prepaid pension asset” in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have a financial impact to PNM.

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

On February 7, 2018, NEE filed a notice of appeal with the NM Supreme Court asking the court to review the NMPRC’s decisions in the NM 2016 Rate Case. On March 7, 2018, NEE filed its statement of issues with the NM Supreme Court requesting, among other things, that the NMPRC be required to identify PNM’s decision to continue its participation in Four Corners as imprudent and to deny any recovery related to PNM’s $148.1 million investments in that facility. NEE’s Brief in Chief was filed on July 16, 2018 and PNM’s Answer Brief was filed on October 12, 2018. Several parties to the case have intervened in the appeal as intervenor-appellees in support of the NMPRC’s final decisions in the Revised Order. Although PNM does not believe it is probable that NEE’s appeal will be successful, it is unable to predict what decision the NM Supreme Court will reach. If the NM Supreme Court were to remand the case to the NMPRC and the NMPRC identified PNM’s continued involvement in Four Corners as imprudent with no recovery of the $148.1 million of investments in Four Corners, PNM would be required to record additional losses for the remaining amount of those investments (after considering the $27.9 million disallowance recorded in 2017). In addition, PNM’s future investments in Four Corners, which could be required under the participation agreement governing that facility, could also be subject to disallowance. PNM cannot predict the outcome of this matter.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:

•
157 MW of PNM-owned solar-PV facilities, including 50 MW of PNM-owned solar-PV facilities approved by the NMPRC in PNM’s 2018 renewable energy procurement plan that will be constructed in 2018 and 2019

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Solar distributed generation, aggregating 95.9 MW at September 30, 2018, owned by customers or third parties from whom PNM purchases any net excess output and RECs

•	Solar and wind RECs as needed to meet the RPS requirements

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

On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM requested approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018, and continuation of customer REC purchase programs and other purchases of RECs to ensure annual compliance with the RPS. PNM’s proposed procurement costs for 2018 and 2019 will be within the RCT. The plan also sought a variance from the “other” diversity category in 2018 due to a revised production forecast of the Lightning Dock Geothermal facility in 2018. A public hearing on the application was held in September 2017. On October 17, 2017, the Hearing Examiner issued a recommended decision that PNM’s 2018 renewable energy procurement plan be approved by the NMPRC, except for the re-powering of Lightning Dock Geothermal and PNM’s request to procure 50 MW of new solar facilities. The Hearing Examiner recommended that the PPA for the output of energy from Lightning Dock Geothermal be terminated effective January 1, 2018. The Hearing Examiner also recommended that PNM be required to issue another all-renewables RFP allowing developers to utilize PNM-owned sites to construct facilities, the output from which facilities would be sold to PNM through PPAs. PNM filed exceptions contesting the Hearing Examiner’s proposals. On November 15, 2017, the NMPRC issued an order approving PNM’s plan and rejecting the Hearing Examiner’s recommendations. On November 29, 2017, NMIEC filed an appeal with the NM Supreme Court objecting to the fuel allocation methodology. On December 14, 2017, NEE filed a motion to intervene and cross-appeal objecting to the approval of the 50 MW of new solar facilities. On December 18, 2017, PNM filed a motion to intervene, which was granted. NMIEC filed a motion for a partial stay of the NMPRC order, which was denied. Briefing on NMIEC’s appeal of the fuel allocation methodology is complete. On June 20, 2018, NEE filed its Brief in Chief with the NM Supreme Court stating, among other things, that PNM’s process favored ownership of the 50 MW solar facilities compared to PPAs. PNM and the NMPRC each filed Answer Briefs on September 4, 2018 stating there is substantial evidence in the case record to support the NMPRC’s decision, and that PNM’s RFP process was reasonable, complied with RPS requirements, and consistent with industry standards. NEE’s Reply Brief was filed on October 15, 2018. PNM cannot predict the outcome of this matter.

On June 1, 2018, PNM filed its 2019 renewable energy procurement plan. The plan meets RPS and diversity requirements for 2019 and 2020 using resources already approved by the NMPRC and did not propose any significant new procurements. PNM projects that the plan will be within the RCT in 2019 and will slightly exceed the RCT in 2020. The Hearing Examiner assigned to the case issued a procedural order that required NMPRC staff and intervenors to file testimony by September 6, 2018. Public

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

hearings were held on the case in September and October 2018. On October 29, 2018, PNM and NMPRC staff filed a joint proposed recommended decision requesting the NMPRC accept PNM’s 2019 renewable energy procurement plan filing. The joint proposed recommended decision includes a requirement for PNM to periodically, or for certain events, inform the NMPRC of matters related to PNM’s PPA with Lightning Dock Geothermal. PNM cannot predict the outcome of this matter.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In PNM’s NM 2015 Rate Case, the NMPRC authorized continuation of the renewable rider. In its 2018 renewable energy procurement plan case, PNM proposed to collect $43.5 million for the year. The 2018 renewable energy procurement plan became effective on January 1, 2018. PNM recorded revenues from the rider of $8.7 million and $30.4 million in the three and nine months ended September 30, 2018 and $9.4 million and $33.6 million in the three and nine months ended September 30, 2017. In its 2019 renewable energy procurement plan case, PNM proposed to collect $49.6 million.
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
On June 21, 2017, the NMPRC also issued a new notice of proposed rulemaking to consider possible changes affecting a utility’s ability to modify NMPRC approved funding levels by up to 10% between energy efficiency program applications. This rulemaking is in response to consensus changes proposed by parties in the January 25, 2017 rulemaking. On September 13, 2017, the NMPRC approved the proposed rule. Under the new rule, PNM’s next application for energy efficiency and load management programs will be made in 2020 for programs to be offered beginning in 2021. As discussed below, PNM’s next energy efficiency application will include a proposal to implement an Advanced Metering Infrastructure pilot project.

Petition for Energy Efficiency Disincentive

As discussed above, PNM’s December 2016 application in the NM 2016 Rate Case had requested a “lost contribution to fixed cost” mechanism to address the disincentives associated with PNM’s energy efficiency programs. In the revised stipulation to that case, PNM agreed to withdraw its proposal for such a mechanism and to address energy efficiency disincentives in a future docket. On March 2, 2018, PNM filed a petition proposing a “lost contribution to fixed cost mechanism” with substantially the same terms as those proposed in the NM 2016 Rate Case application. The Hearing Examiner issued a procedural order that included a public hearing to begin on October 30, 2018. On September 17, 2018, the Hearing Examiner extended the deadline to file response testimony until November 19, 2018 and vacated the hearing schedule. The remaining procedural schedule is to be reestablished at a future date. PNM cannot predict the outcome of this matter.

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

•	Significant increases in future wind energy supplies will likely require new transmission capacity to be built from eastern New Mexico to PNM’s service territory

•	PNM should retain the currently leased capacity in PVNGS, which would avoid replacement with carbon-emitting generation

•	PNM should continue to develop and implement energy efficiency and demand management programs

•	PNM should assess the costs and benefits of participating in the California Independent System Operator Western Energy Imbalance Market

•	PNM should analyze its current Reeves Station to consider possible technology improvements to phase out the older generators and replace them with new, more flexible supplies or energy storage

Protests to the 2017 IRP were filed by several parties. The issues addressed in the protests included the future of PNM’s interests in SJGS, Four Corners, and PVNGS and the timing of future procurement of renewable resources. On January 16, 2018, the Hearing Examiner issued an order setting the scope of the proceedings as the 2017 IRP’s compliance with the applicable statute and NMPRC rules. On February 22, 2018, PNM provided certain underlying information and clarified how costs, transmission constraints, energy storage, and public input were considered in developing the 2017 IRP. Hearings were held in June 2018. On October 26, 2018, the Hearing Examiner issued a recommended decision recommending that the NMPRC accept PNM’s 2017 IRP as compliant with the applicable statute and NMPRC rules.

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

Cost Recovery Related to Joining the EIM

The California Independent System Operator developed the Western Energy Imbalance Market (“EIM”) as a real-time wholesale energy trading market that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanded geographic footprint and the expanded potential uses for those resources.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2018, PNM completed a cost-benefit analysis of participating in the EIM. PNM’s analysis indicated participation in the EIM would provide substantial benefits to retail customers. On August 22, 2018, PNM filed an application with the NMPRC requesting, among other things, authorization to recover an estimated $20.9 million of initial capital investments and to establish a regulatory asset to recover an estimated $7.4 million of other expenses that would be incurred in order to join the EIM. PNM’s application proposes the regulatory asset be adjusted to provide for full recovery of such costs, including carrying charges, until the effective date of new rates in PNM’s next general rate case. PNM’s application also proposes the benefits of participating in the EIM be credited to retail customers through PNM’s existing FPPAC. On August 28, 2018, the NMPRC issued an order granting PNM’s request for an expedited procedural schedule and that set a public hearing for December 12, 2018. If approved by the NMPRC, PNM anticipates it will begin participating in the EIM by mid-2021. PNM cannot predict the outcome of this matter.

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
On April 12, 2018, NEE filed a petition (jointly with certain other organizations) requesting that the NMPRC order an investigation into the SJGS Unit 1 event.  The petition requested that the NMPRC order PNM to respond to the petition, that proceedings be set on this matter, and that PNM be required to provide a narrative explanation, cost/benefit analysis, and alternatives assessment used to determine that Unit 1 should be repaired rather than utilizing alternative resources.  On April 25, 2018, the NMPRC issued an order requiring PNM to provide a factual statement of the nature and cause of the event, as well as the anticipated need for and schedule of repairs required. PNM was also required to address the necessity and appropriateness of the request for a cost/benefit analysis, alternatives assessment, and request for further proceedings. On May 8, 2018, PNM filed its response to the NMPRC order indicating that PNM used best practices when inspecting the SJGS coal silos during planned outages, that the damage to SJGS Unit 1 was repairable and could be made in a timely manner, that all but a limited amount of cost of the repairs are reimbursable under an existing insurance policy, and that further proceedings on the matter were unnecessary. In addition, PNM’s response indicated that if the unit was not repaired, customers would be exposed to significant contractual liabilities under the agreements governing the ownership of SJGS and would incur significant costs associated with the procurement of replacement power. On May 31, 2018, the NMPRC staff preliminarily recommended that the NMPRC not allow PNM to recover any costs associated with the SJGS Unit 1 coal silo repairs, including the cost of preventing similar failures on other SJGS coal silos, and that PNM reimburse customers for the loss of off-system sales during the time SJGS Unit 1 was in outage. The NMPRC staff also recommended, among other things, that further proceedings on the matter be deemed unnecessary provided PNM agree to hold customers harmless for such costs. On October 9, 2018, PNM filed a motion with the NMPRC requesting the inquiry docket be closed and stating the NMPRC staff’s proposal that PNM be required to absorb all losses related to the event, including the loss of off-system sales, is unwarranted and would result in piecemeal ratemaking. PNM cannot predict the outcome of this event.

Advanced Metering Infrastructure Application

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application asked the NMPRC to authorize the recovery of the cost of the project, up to $87.2 million, in future ratemaking proceedings, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment estimated to be approximately $33 million at the date

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of implementation, the costs of customer education, and severances for affected employees. Hearings in this matter were held in February and March 2017. During the March 2017 hearing, it was disclosed that the proposed meter contractor may not have complied with certain New Mexico contractor licensing requirements. PNM subsequently filed testimony regarding that matter and requested a new procedural schedule that allowed PNM to issue a new RFP for contracting work related to the meter installation and to update its cost-benefit analysis. PNM subsequently updated the amount of the requested recovery for the anticipated cost of the project to $95.1 million. An additional hearing was held on October 25-26, 2017. On March 19, 2018, the Hearing Examiner issued a recommended decision finding that PNM had not proven a net public benefit in the case and recommending the NMPRC not approve the application. On April 2, 2018, PNM filed a statement on exceptions to the recommended decision indicating, among other things, that PNM disagreed with the finding that the record did not demonstrate a net public benefit to customers, but that PNM would not take exception to a recommendation to not approve the application. No other parties filed exceptions to the recommended decision by the required deadline. On April 11, 2018, the NMPRC adopted an order accepting the recommended decision and disapproving PNM’s application. The order indicated PNM’s next energy efficiency plan application should include a proposal for an AMI pilot project.

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

In late 2017, PNM entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable energy to Facebook. These PPAs were subject to NMPRC approval and PNM made a filing requesting approval on January 17, 2018. A NMPRC hearing on PNM’s filing was held on March 7, 2018 and the NMPRC approved the PPAs on March 21, 2018. These PPAs include the purchase of the power and RECs from:

•	Casa Mesa Wind, LLC, a subsidiary of NextEra Energy Resources, LLC., which is expected to be located near House, New Mexico, have a total capacity of 50 MW, and be operational by December 31, 2018

•	A 166 MW portion of the La Joya Wind Project, owned by Avangrid Renewables, LLC, which is expected to be located near Estancia, New Mexico and be operational in November 2020

•
Route 66 Solar Energy Center, LLC, a subsidiary of NextEra Energy Resources, LLC., which is expected to be located west of Albuquerque, New Mexico, have a total capacity of 50 MW, and be operational in December 2021

On August 24, 2018, PNM filed an application with the NMPRC requesting approval to enter into two 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be owned and operated by NMRD to supply power to Facebook. The cost of these PPAs will be passed through to Facebook under PNM’s rider. The NMPRC approved PNM’s application on October 17, 2018. The PPAs also require approval by FERC. Subject to FERC approval, the first 50 MW of these facilities is expected to begin commercial operation in December 2019 and the remaining capacity is expected to begin commercial operation in June 2020.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP

TNMP 2018 Rate Case

On May 30, 2018, TNMP filed a general rate proceeding with the PUCT (the “TNMP 2018 Rate Case”) requesting an annual increase to base rates of $25.9 million based on a requested ROE of 10.5%, a cost of debt of 7.2%, and a capital structure comprised of 50% debt and 50% equity. TNMP’s request included $7.7 million of new rate riders to recover Hurricane Harvey restoration, rate case, and additional vegetation management costs. The application included the integration of revenues currently recorded under the AMS rider and collection of other unrecovered AMS investments into base rates. In 2017, TNMP recorded revenues of $21.8 million under the AMS rider. The TNMP 2018 Rate Case application also proposed to return the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers and to reduce the federal corporate income tax rate to 21%. As discussed in Note 11 of the Notes to the Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K, at December 31, 2017, TNMP recorded a regulatory liability of $146.5 million to reflect the change in federal corporate income tax rates that will be refunded to customers in future periods. The TNMP 2018 Rate Case application proposed to refund $14.4 million of this regulatory liability over a period of five years and the remaining amount over the estimated useful lives of plant in service as of December 31, 2017.

On November 2, 2018, TNMP and other parties to the case filed an unopposed settlement agreement that, if approved by the PUCT, will result in a $10.0 million annual increase to base rates. The key elements of the settlement include a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. The settlement excludes certain items from rate base that were requested in TNMP’s original filing, including approximately $11.7 million of transmission investments that TNMP expects will be included in its next TCOS filing. Under the terms of the settlement agreement, TNMP will refund approximately $37.8 million of the regulatory liability recorded at December 31, 2017 related to tax reform to customers over a period of five years and the remaining amount over the estimated useful lives of plant in service as of December 31, 2017. The settlement agreement also approves TNMP’s request for new depreciation rates as well as TNMP’s request for a new rider to recover Hurricane Harvey restoration costs. TNMP’s deferred costs related to Hurricane Harvey restoration efforts are to be offset by a regulatory liability for the reduction in the federal income tax rate beginning on January 25, 2018 and charged to customers over a five-year period beginning on the effective date of new rates (Note 14). TNMP anticipates the PUCT will review the settlement prior to December 31, 2018 and that rates will become effective in early 2019. TNMP cannot predict the outcome of this matter.
Advanced Meter System Deployment
In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.4 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011. TNMP completed its mass deployment in 2016 and has installed more than 242,000 advanced meters. The TNMP 2018 Rate Case and associated settlement discussed above included a reconciliation of AMS costs and, if approved by the PUCT, will integrate TNMP’s AMS recovery into base rates beginning on the effective dates of new rates.

Transmission Cost of Service Rates
TNMP can update its transmission cost of service (“TCOS”) rates twice per year to reflect changes in its invested capital although updates are not allowed while a general rate case is in process. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The following sets forth TNMP’s recent interim transmission cost rate increases:

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

In addition, the order requires that a regulatory liability be recorded to reflect the difference between revenues collected under existing rates and those that would have been collected had those rates been set reflecting federal income tax reform beginning on the date of the order (Note 14). In compliance with the PUCT order, during the three and nine months ended September 30, 2018, TNMP reduced revenues by $1.5 million and $4.2 million and recorded these as a regulatory liability to reflect the impact of the reduction in the federal corporate income tax rate beginning January 25, 2018. The settlement agreement for TNMP’s 2018 Rate Case discussed above includes a requirement that TNMP continue to record this regulatory liability until the effective date of new base rates, which amount is to be offset against TNMP’s Hurricane Harvey restoration costs and recovered from customers under a new rate rider over a period of five years.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). On May 30, 2018, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2019. The total amount requested was $5.7 million, which included a performance bonus of $0.9 million based on TNMP’s energy efficiency achievements in the 2017 plan year. On June 21, 2018, the PUCT issued a declaratory order announcing the PUCT’s interpretation of the bonus calculation in its rule. The order does not affect cost recovery but reduces the bonus calculation as filed by utilities in their current EECRF proceedings. Accordingly, in June of 2018, TNMP reduced its estimated performance bonus for the 2017 plan year to $0.8 million. On August 6, 2018, TNMP and other parties to the case reached a unanimous settlement stipulation to provide $5.6 million of EECRF recovery, which includes a performance bonus of $0.8 million. On October 12, 2018, the PUCT approved the settlement stipulation with rates to become effective on March 1, 2019.

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

PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

lessors, and take title to the leased interests. If such an event had occurred as of September 30, 2018, amounts due to the lessors under the circumstances described above would be up to $163.8 million, payable on January 15, 2019 in addition to the scheduled lease payments due on January 15, 2019.

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

Although most of the provisions of the Tax Act are not effective until 2018, GAAP required that some effects be recognized in 2017. Under the asset and liability method of accounting for income taxes used by the Company, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. At the date of enactment of the Tax Act, the Company had net deferred tax liabilities for its regulated activities and net deferred tax assets for non-regulated activities. As a result of the change in the federal corporate income tax rate, the Company re-measured and adjusted its deferred tax assets and liabilities as of December 31, 2017. The portion of that adjustment not related to PNM’s and TNMP’s regulated activities was recorded as a reduction in net deferred tax assets and an increase in income tax expense. The portion related to PNM’s and TNMP’s regulated activities was recorded as a reduction in net deferred tax liabilities and an increase in regulatory liabilities, based on the assumption that PNM and TNMP will be required to return the benefit to ratepayers over time. PNM’s NM 2016 Rate Case (Note 12) reflects that assumption by including an amortization of the estimated benefit of the reduction in existing deferred federal corporate income taxes as a reduction to customer rates over a twenty-one year period beginning in 2018. On January 25, 2018, the PUCT issued an order requiring Texas utilities, including TNMP, to begin recording regulatory liabilities for the effects of the Tax Act with the stated purpose of reflecting those effects in the utility bills of Texas ratepayers. During the three and nine months ended September 30, 2018, TNMP reduced revenue and recorded a regulatory liability of $1.5 million and $4.2 million in accordance with the PUCT’s order. The TNMP 2018 Rate Case filed on May 30, 2018, and related settlement agreement include a reduction in customer rates to reflect the impacts of the Tax Act, including amortization of the regulatory liability related to the 2017 re-measurement of deferred tax liabilities and to reduce the federal corporate income tax rate to 21% (Note 12).

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which provides guidance to address the application of GAAP to reflect the Tax Act in circumstances where all information and analysis of the Tax Act is not yet available or complete. This bulletin provides for up to a one-year period in which to complete the required analyses and accounting for the impacts of the Tax Act. The Company believes it made reasonable estimates of the effects of the Tax Act and reflected the impacts in the Consolidated Financial Statements included in the 2017 Annual Reports on Form 10-K. However, the reported effects on the Company’s deferred tax assets and liabilities, regulatory assets and liabilities, and income tax expense are provisional and it is possible that changes to United States Treasury regulations, IRS interpretations of the provisions of the Tax Act, actions by the NMPRC, PUCT, and FERC, or the Company’s further analysis of historical records could cause these estimates to change. Through September 30, 2018, no significant adjustments to the impacts reflected in the 2017 Consolidated Financial Statements included in the 2017 Annual Reports on Form 10-K have been identified. In August 2018, the IRS issued new guidance clarifying the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code as amended by the Tax Act.  In addition, the IRS issued proposed regulations interpreting Tax Act amendments to depreciation provisions of the Internal Revenue Code which would allow the Company to claim a bonus depreciation deduction on certain construction projects placed in service during the fourth quarter of 2017.  The Company is currently evaluating the IRS’s new guidance and proposed regulations and anticipates it will record adjustments, if any, prior to December 31, 2018.

In 2013, New Mexico House Bill 641 reduced the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction is being phased-in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred income taxes to reflect the tax rate at which the balances are expected to reverse during the period that includes the date of enactment, which was in the year ended December 31, 2013. At that time, the portion of the adjustment related to PNM’s regulated activities was recorded as a reduction in deferred tax liabilities and an increase in a regulatory liability, based on the assumption that PNM would be required to return the benefit to customers over time. PNM’s NM 2016 Rate Case (Note 12) reflects the benefit of the lower New Mexico corporate income tax rate being returned to customers over a three-year period beginning February 1, 2018. In addition, the portion of the adjustment that was not related to PNM’s regulated activities was recorded as a reduction in deferred tax assets and an increase in income tax expense. Changes in the estimated timing of reversals of deferred tax assets and liabilities

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

resulted in refinements of the impacts of this change in tax rates being recorded periodically through December 31, 2017, at which time the impacts of the rate reduction were fully phased-in. In the three months ended March 31, 2017, PNM’s regulatory liability was reduced by $4.8 million, which increased deferred tax liabilities. Deferred tax assets not related to PNM’s regulatory activities were reduced by $0.1 million in the three months ended March 31, 2017, increasing income tax expense by less than $0.1 million for PNM and $0.1 million for the Corporate and Other segment.

As required under GAAP, the Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes, which includes the earnings attributable to the Valencia non-controlling interest. GAAP also provides that certain unusual or infrequently occurring items, including excess tax benefits related to stock awards, be excluded from the estimated annual effective tax rate calculation. At September 30, 2018, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2018 would be 12.35%, 9.51%, and 22.78%. These rates reflect the reduced federal corporate income tax rate of 21%, which rates are adjusted to reflect permanent differences between earnings determined in accordance with GAAP and taxable income, as well as state income taxes. The primary permanent difference is the reduction in income tax expense resulting from the amortization of excess deferred federal and state income taxes ordered by the NMPRC in PNM’s NM 2016 Rate Case. During the three and nine months ended September 30, 2018, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced by excess tax benefits related to stock awards of zero and $1.4 million for PNMR, zero and $1.0 million for PNM, and less than $0.1 million and $0.4 million for TNMP.

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

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Services billings:
PNMR to PNM	$22,972	$23,451	$69,122	$71,044
PNMR to TNMP	8,074	7,828	24,497	23,771
PNM to TNMP	104	115	281	302
TNMP to PNMR	35	35	105	106
TNMP to PNM	—	8	—	154
PNMR to NMRD	32	—	162	—
Renewable energy purchases:
PNM from NMRD	969	—	2,343	—
Interconnection billings:
PNM to NMRD	47	—	2,099	—
PNM to PNMR	—	—	68,200	—
Interest billings:
PNMR to PNM	844	3	1,653	14
PNM to PNMR	75	71	211	163
PNMR to TNMP	65	66	87	126
Income tax sharing payments:
PNMR to PNM	—	—	—	—
TNMP to PNMR	—	—	—	—

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 780,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
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

The NMPRC’s September 28, 2016 order included a determination that PNM was imprudent in purchasing 64.1 MW of previously leased capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing BDT equipment on SJGS Units 1 and 4. Major components of the difference between the increase in non-fuel revenues approved in the order and PNM’s request, include:

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

The NM Supreme Court has orally stated that the court’s intent would be to request that PNM reimburse ratepayers for any amount overcharged should the cross-appellants prevail on the merits. Oral argument at the NM Supreme Court was held on October 30, 2017. Although appeals of regulatory actions of the NMPRC have a priority at the NM Supreme Court under New Mexico law, there is no required time frame for the court to act on the appeals.

PNM evaluated the accounting consequences of the order in the NM 2015 Rate Case and the likelihood of being successful on the issues it is appealing in the NM Supreme Court as required under GAAP. The evaluation indicated it is reasonably possible that PNM will be successful on the issues it is appealing. If the NM Supreme Court rules in PNM’s favor on some or all of the issues, those issues would be remanded back to the NMPRC for further action. PNM currently estimates it will take a minimum of four months from September 30, 2018 for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. During such time, the rates specified in the order remain in effect. PNM recorded pre-tax regulatory disallowances through September 30, 2018 aggregating $17.1 million, representing capital cost recovery for the period October 1, 2016 through January 31, 2019 on its investments that the order disallowed, and amounts recorded as regulatory assets and deferred charges that the order disallowed, and which PNM did not challenge in its appeal. Additional losses will be recorded if the estimated time frame for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues is further extended.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudently incurred and that PNM is entitled to full recovery of those investments through the ratemaking process. If PNM’s appeal is unsuccessful, PNM would record additional pre-tax losses related to any unsuccessful issues. The September 30, 2018 book values of PNM’s investments that the order disallowed, after considering the losses recorded through September 30, 2018, were $73.9 million for the 64.1 MW of purchased capacity in PVNGS Unit 2, $38.3 million for the PVNGS Unit 2 disallowed capital improvements, and $50.3 million for the BDT equipment.

PNM does not believe that the likelihood of the cross-appeals being successful is probable. However, if the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any cost recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $147.5 million at September 30, 2018 (which amount includes $73.9 million that is the subject of PNM’s appeal discussed above) after considering the losses recorded through September 30, 2018. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners, and “prepaid pension asset” in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have a financial impact to PNM.

New Mexico 2016 Rate Case – On January 16, 2018, the NMPRC issued an order that authorized PNM to implement an increase in base non-fuel rates of $10.3 million. PNM implemented 50% of the approved increase for service rendered, rather than bills sent, beginning February 1, 2018 and will implement the rest of the increase for service rendered beginning January 1, 2019. This order was on PNM’s application for a general increase in retail electric rates (the “NM 2016 Rate Case”) filed in December 2016. PNM’s December 2016 application requested an increase in base non-fuel revenues of $99.2 million based on a FTY beginning January 1, 2018 and did not include a request to recover any of the costs disallowed in the NM 2015 Rate Case that are at issue in PNM’s pending appeal to the NM Supreme Court. The primary drivers of the revenue deficiency in PNM’s application were:

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

On February 7, 2018, NEE filed a notice of appeal with the NM Supreme Court asking the court to review the NMPRC’s decisions in the NM 2016 Rate Case. On March 7, 2018, NEE filed its statement of issues with the NM Supreme Court requesting, among other things, that the NMPRC be required to identify PNM’s decision to continue its participation in Four Corners as imprudent and to deny any recovery related to PNM’s $148.1 million of investments in Four Corners. NEE’s Brief in Chief was filed on July 16, 2018 and PNM’s Answer Brief was filed on October 12, 2018. Several parties to the case are participating in the appeal as intervenor-appellees in support of the NMPRC’s final decisions in the case. Although PNM does not believe it is probable that NEE’s appeal will be successful, it is unable to predict what decision the NM Supreme Court will reach. If the NM Supreme Court were to remand the case to the NMPRC and the NMPRC identified PNM’s continued involvement in Four Corners as imprudent with no recovery of the $148.1 million of investments in Four Corners, PNM would be required to record additional losses for the remaining amount of those investments (after considering the $27.9 million regulatory disallowance recorded in 2017). In addition, PNM’s future investments in Four Corners, which could be required under the participation agreement governing that facility, could also be subject to disallowance. PNM cannot predict the outcome of this matter.

TNMP 2018 Rate Case – On May 30, 2018, TNMP filed a general rate proceeding with the PUCT (the “TNMP 2018 Rate Case”), which requested an annual increase to base rates of $25.9 million based on a ROE of 10.5%, a cost of debt of 7.2%, and a capital structure comprised of 50% debt and 50% equity. TNMP’s request included $7.7 million of new rate riders to recover Hurricane Harvey restoration, rate case, and additional vegetation management costs. The application also included a request for increased depreciation rates and the integration of revenues currently recorded under the AMS rider, as well as collection of other unrecovered AMS investments, into base rates. In 2017, TNMP recorded revenues of $21.8 million under the AMS rider. The TNMP 2018 Rate Case application also proposed to return the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers and to reduce its federal corporate income tax rate to 21%. On November 2, 2018, TNMP and other parties to the case filed an unopposed settlement agreement that, if approved by the PUCT, will result in a $10.0 million annual increase to base rates. The key elements of the settlement include a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. The settlement excludes from rate base certain investments that were requested in TNMP’s original filing, including amounts that TNMP expects will be included in its next TCOS filing. The settlement also adjusts how TNMP will return the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers. The settlement agreement also approved TNMP’s request for updated depreciation rates, as well as a new rider to recover Hurricane Harvey restoration costs. As discussed below, the new rider for Hurricane Harvey restoration costs is to be offset by 2018 tax savings resulting from the reduction in the federal corporate income tax rate. TNMP anticipates the PUCT will review the settlement prior to December 31, 2018 and that new rates will be effective in early 2019. TNMP cannot predict the outcome of this matter.

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
On April 12, 2018, NEE filed a petition (jointly with certain other organizations) requesting that the NMPRC order an investigation into the SJGS Unit 1 event.  The petition requested that the NMPRC order PNM to respond to the petition, that proceedings be set on this matter, and that PNM be required to provide a narrative explanation, cost/benefit analysis, and alternatives assessment used to determine that Unit 1 should be repaired rather than utilizing alternative resources.  Pursuant to an NMPRC order, PNM filed a response on May 8, 2018 indicating that it used best practices when inspecting the SJGS coal silos during planned outages, that the damage to SJGS Unit 1 was repairable and could be made in a timely manner, that all but a limited amount of cost of the repairs are reimbursable under an existing insurance policy, and that further proceedings on the matter were unnecessary. In addition, PNM’s response indicated that if the unit was not repaired, customers would be exposed to significant contractual liabilities under the agreements governing the ownership of SJGS and would incur significant additional costs associated with the procurement of replacement power. On May 31, 2018, the NMPRC staff preliminarily recommended that the NMPRC not allow PNM to recover any costs associated with the SJGS Unit 1 coal silo repairs, including the cost of preventing similar failures on other SJGS coal silos, and that PNM reimburse customers for the loss of off-system sales during the time SJGS Unit 1 was in outage. The NMPRC staff also recommended, among other things, that further proceedings on the matter be deemed unnecessary provided PNM agree to hold customers harmless for such costs. On October 9, 2018, PNM filed a motion with the NMPRC requesting the inquiry docket be closed and stating the NMPRC staff’s proposal that PNM be required to absorb all losses related to the event, including the loss of off-system sales, is unwarranted and would result in piecemeal ratemaking. PNM cannot predict the outcome of this matter.

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

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application also asked the NMPRC to authorize the recovery, in future ratemaking proceedings, of the cost of the project, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment, the costs of customer education, and severance for any affected employees. On March 19, 2018, the Hearing Examiner issued a recommended decision finding that PNM had not proven a net public benefit in the case and recommending the NMPRC not approve the application. On April 2, 2018, PNM filed a statement on exceptions to the recommended decision indicating, among other things, that PNM disagreed with the finding that the record did not demonstrate a net public benefit to customers, but that PNM would not take exception to a recommendation to not approve the application. On April 11, 2018, the NMPRC adopted an order accepting the recommended decision and disapproving PNM’s application. The order also indicated PNM’s next energy efficiency plan filing should include a proposal for an AMI pilot project.

Rate Riders and Interim Rate Relief – The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. This permits more timely recovery of investments. The PUCT has also approved riders that allow TNMP to recover amounts related to AMS, energy efficiency, third-party transmission costs, and the CTC. As discussed above, the unopposed settlement agreement in the TNMP 2018 Rate Case would authorize TNMP to integrate revenues currently recorded under the AMS rider into base rates and to establish a new rate rider to collect Hurricane Harvey restoration costs. Amounts collected under the new rider would be offset by 2018 savings resulting from the reduction in the federal corporate income tax rate and be collected from customers over a five-year period beginning on the effective date of new rates. The NMPRC has approved PNM recovering fuel costs through the FPPAC, as well as rate riders for renewable energy and energy efficiency that allow for more timely recovery of investments and improve PNM’s ability to earn its authorized return.

Cost Recovery Related to Joining the EIM – In 2018, PNM completed a cost-benefit analysis that indicated PNM’s participation in the California Independent System Operator Western Energy Imbalance Market (“EIM”) would provide substantial benefits to retail customers. In August 2018, PNM filed an application with the NMPRC requesting, among other things, authorization to recover the cost of initial capital investments, and to establish a regulatory asset to recover other expenses, that would be incurred in order to join the EIM. PNM’s application proposes recovery of the costs incurred to join the EIM would be recovered beginning on the effective date of new rates in PNM’s next general rate case and that the benefits of participating in the EIM be credited to retail customers through PNM’s existing FPPAC. In August 2018, the NMPRC issued an order granting PNM’s request for an expedited procedural schedule and that set a public hearing for December 12, 2018. If approved by the NMPRC, PNM anticipates it will begin participating in the EIM by mid-2021. PNM cannot predict the outcome of this matter.

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
Delivering Above Industry-Average Earnings and Dividend Growth
PNMR’s strategic goal to deliver above industry-average earnings and dividend growth enables investors to realize the value of their investment in the Company’s business. PNMR’s current target is 5% to 6% earnings and dividend growth for the period 2018 through 2022. PNMR’s earnings and dividend target for the year ending December 2022 includes assumptions about potential capital expenditures that would be incremental to construction expenditures discussed below in Liquidity and Capital Resources - Capital Requirements. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.
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

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2015 to 2017 period, PNM and TNMP together invested $1,552.0 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. PNM completed the 40 MW natural gas-fired La Luz peaking generating station located near Belen, New Mexico in December 2015. PNM also completed installation of SNCR and BDT equipment on SJGS Units 1 and 4 in early 2016 and the addition of 40 MW of PNM-owned solar-PV facilities in 2015. In addition, on January 15, 2016, PNM completed the $163.3 million acquisition of 64.1 MW of capacity in PVNGS Unit 2 that had previously been leased to PNM. During 2018 and 2019, PNM will construct an additional 50 MW of PNM-owned PV facilities, which were approved by the NMPRC in PNM’s 2018 renewable energy procurement plan. The 50 MW PV facilities are expected to be completed in stages throughout 2019 at a cost not to exceed $73.0 million. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NM Renewable Development, LLC (“NMRD”) to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico has the 2nd highest technical potential of the 48 contiguous states for utility scale solar photovoltaics as noted in 2015 by the National Renewable Energy Laboratory, while New Mexico is 6th for technical potential for land-based wind. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. The formation of this joint venture provides a more efficient use of PNMR’s capital to support new renewable investment opportunities while maintaining the necessary capital to support investments required by regulated jurisdictions. NMRD’s current renewable energy capacity in operation is 34.3 MW, which includes 30 MW of solar-PV facilities required to supply energy to the Facebook data center located within PNM’s service territory, 1.8 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, and 2.5 MW to supply energy to the Central New Mexico Electric Cooperative. In August 2018, the NMPRC approved PNM’s request to enter into two additional 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be constructed by NMRD to supply power to Facebook. Subject to FERC approval, these facilities are expected be in commercial operation by June 2020. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

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

•	Significant increases in future wind energy supplies will likely require new transmission capacity to be built from eastern New Mexico to PNM’s service territory

•	PNM should retain the currently leased capacity in PVNGS, which would avoid replacement with carbon-emitting generation

•	PNM should continue to develop and implement energy efficiency and demand management programs

•	PNM should assess the costs and benefits of participating in the California Independent System Operator Western Energy Imbalance Market

•	PNM should analyze its current Reeves Station to consider possible technology improvements to phase out the older generators and replace them with new, more flexible supplies or energy storage

Several parties filed protests to the 2017 IRP. The issues addressed in the protests include PNM’s future interest in SJGS, Four Corners, and PVNGS and the timing of future procurement of renewable resources. The 2017 IRP is not a final determination of PNM’s future generation portfolio. Retiring PNM’s share of SJGS capacity and exiting Four Corners would require NMPRC approval of abandonment filings, which PNM would make at appropriate times in the future. Likewise, NMPRC approval of new generation resources through CCN filings would be required. Hearings were held in June 2018. On October 26, 2018, the Hearing Examiner issued a recommended decision recommending that the NMPRC accept PNM’s 2017 IRP as compliant with the applicable statute and NMPRC rules. PNM cannot predict the ultimate outcome of the 2017 IRP process or whether the NMPRC will approve subsequent filings that would encompass actions to implement the conclusions of the 2017 IRP.
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

PNMR’s Sustainability Portal provides key environmental and sustainability information related to PNM’s and TNMP’s operations and is available at http://www.pnmresources.com/about-us/sustainability-portal.aspx. The portal also contains a Climate Change Report, which outlines plans to be coal-free by 2031 (subject to regulatory approval). This would enable PNM to reduce GHG emissions from its fossil-fueled plants by 71% in 2025 and by 80% in 2035 compared to 2005 baseline levels.

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

Although the SJGS RA results in an agreement among the SJGS participants enabling compliance with CAA requirements, it is possible that the financial impact of climate change regulation or legislation, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability or willingness of individual participants to continue participation in the plant. PNM’s 2017 IRP (Note 12), presented resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 (Note 11) and for scenarios that assumed SJGS will cease operations after mid-2022. The 2017 IRP data shows that retiring SJGS in 2022 would provide long-term cost benefits to PNM’s customers.

The 2017 IRP is not a final determination of PNM’s future generation portfolio.  Retiring PNM’s share of SJGS would require PNM to make a formal abandonment filing with the NMPRC.  The final determination of PNM’s exit from SJGS would be subject to NMPRC review and approval.  PNM would also be required to obtain NMPRC approval of replacement power resources through formal CCN filings. The December 2015 NMPRC order discussed above authorized PNM to acquire 132 MW of SJGS Unit 4 as a New Mexico jurisdictional resource and 65 MW of SJGS Unit 4 as merchant plant. That order also provides that, if SJGS Unit 4 is abandoned with undepreciated investment on PNM’s books, PNM would not be allowed to recover the undepreciated investment of its 132 MW interest. PNM is currently depreciating all its investments in SJGS through 2053, the expected life approved by the NMPRC.  PNM’s undepreciated investment in SJGS at September 30, 2018 was $405.5 million, which includes interests in the 132 MW and the 65 MW of $20.3 million and $10.1 million.  In the event of an early retirement of SJGS, PNM would be exposed to loss of its undepreciated investments in the facility and other costs, including costs associated with coal mine reclamation, if recovery of these items is not approved by the NMPRC. The financial impact of early retirement and the NMPRC approval process are influenced by factors outside of PNM’s control, including the economic impact of a potential SJGS abandonment on the area surrounding the plant and related mine, as well as overall political and economic conditions in New Mexico. Because of the uncertainty in obtaining the required approvals, PNM is unable to predict the outcome of this matter.

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
Other SJGS Environmental Matters – In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units, including rules regarding GHG under Section 111(d) of the CAA. Implementation of the Clean Power Plan, which was published by EPA in October 2015, is currently stayed by order of the US Supreme Court pending further proceedings before the DC Circuit. Oral argument was heard by the DC Circuit in September 2016, but the court has taken no action. On March 28, 2017, President Trump issued an Executive Order on Energy Independence.  The order sets out two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order rescinds various actions undertaken by the previous administration and directs the EPA Administrator to review and if appropriate suspend, revise, or rescind the Clean Power Plan, as well as other environmental regulations. On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan based on a legal interpretation of the CAA under which the Clean Power Plan exceeds EPA’s statutory authority. EPA published the proposed repeal rule on October 16, 2017 and accepted public comments through April 26, 2018. In addition, EPA published an advance NOPR on December 28, 2017 to take comment on whether EPA should adopt a rule to replace the Clean Power Plan and what such a replacement rule might include, for which public comments were due February 26, 2018. On August 31, 2018, EPA published a proposed rule, informally known as the Affordable Clean Energy rule, to replace the Clean Power Plan. The Affordable Clean Energy rule proposes GHG reductions be achieved through heat-rate improvement technologies identified as Best System of Emission Reduction (“BSER”). Under the proposed rule, states would determine and propose to EPA which technologies to apply to each coal-fired EGU and establish performance based on the degree of emission reduction achievable through application of the selected BSER (Note 11). PNM estimates that implementation of the BART plan at SJGS, along with potentially exiting ownership in the remaining units at SJGS (as well as Four Corners), as discussed above, should provide significant steps for New Mexico to meet its ultimate compliance with Section 111(d) under the Clean Power Plan, the proposed Affordable Clean Energy rule, or other replacement rule. PNM is unable to predict the impact of these matters on its generation portfolio.
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
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As discussed above, PNM is also considering the use of additional energy storage capacity in the event of an early retirement of SJGS. As of December 31, 2017, PNM had 107 MW of utility-owned solar capacity. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 95.9 MW at September 30, 2018. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project was one of the first combinations of battery storage and PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. Since 2003, PNM has purchased the output from New Mexico Wind, a 204 MW wind facility, and began purchasing the output of Red Mesa Wind, an existing 102 MW wind energy center, on January 1, 2015. PNM has a 20-year agreement to purchase energy from the Lightning Dock Geothermal facility built near Lordsburg, New Mexico. The geothermal facility, which has a current capacity of 4 MW, began providing power to PNM in January 2014. PNM also purchases RECs as necessary to meet the RPS.
The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, if that can be accomplished without exceeding the RCT limit set by the NMPRC. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2017 renewable energy procurement plan meets RPS and diversity requirements for 2017 and 2018 using existing resources and does not propose any significant new procurements. PNM’s 2018 renewable energy procurement plan requested approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018; continuation of customer REC purchase programs; and other purchases of RECs to ensure annual compliance with the RPS. On November 15, 2017, the NMPRC issued an order approving PNM’s plan. NMIEC filed an appeal with the NM Supreme Court objecting to the fuel allocation methodology. NEE filed a motion to intervene and cross-appeal objecting to the approval of the 50 MW of new solar facilities indicating, among other things, that PNM’s RFP process favored ownership of the 50 MW facilities compared to PPAs. PNM and other parties have been granted approval to intervene in the case. On February 27, 2018, the court issued an order denying a motion by NMIEC for a partial stay. PNM and the NMPRC each filed Answer Briefs to the NM Supreme Court on September 4, 2018 stating, among other things, that there is substantial evidence in the case record to support the NMPRC’s decision, and that PNM’s RFP process was reasonable, complied with RPS requirements, and consistent with industry standards. NEE’s Reply Brief was filed on October 15, 2018. On June 1, 2018, PNM filed its 2019 renewable energy procurement plan which meets RPS and diversity requirements for 2019 and 2020 using resources already approved by the NMPRC and does not propose any significant new procurements. Hearings on PNM’s 2019 renewable energy procurement plan were held in September and October 2018. On October 29, 2018, PNM and NMPRC staff filed a joint proposed recommended decision requesting the NMPRC accept PNM’s 2019 renewable energy procurement plan filing provided PNM agree to certain requirements. See Note 12. PNM cannot predict the outcome of these matters.

As discussed in Strategic Investments above, PNM is currently purchasing the output of 30 MW of solar capacity from NMRD that is used to serve the Facebook data center. In late 2017, PNM entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of the power and RECs from a 50 MW wind project to be operational by December 31, 2018, a 166 MW wind project to be operational in November 2020, and a 50 MW solar project to be operational in December 2021. The NMPRC approved these PPAs on March 21, 2018. In August 2018, the NMPRC approved PNM’s request to enter into two additional 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be constructed by NMRD to supply power to Facebook. These PPAs also require approval by FERC. Subject to FERC approval, these facilities are expected to begin commercial operation by June 2020 (Note 12).
PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS requirements.
Energy Efficiency
Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2017, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs was approximately 74 GWh. This is equivalent to the annual consumption of approximately 11,000 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2017, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs was approximately 21 GWh. This is equivalent to the annual consumption of approximately 2,300 homes in TNMP’s service territory. In April 2016 and again in April 2017, TNMP was recognized by Energy Star for TNMP’s successful energy efficiency efforts. In April 2018, TNMP received the “Partner of the Year Energy Efficiency Delivery Award” for its High-Performance Homes Program.
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

Customer, Stakeholder, and Community Engagement

The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has a demonstrated commitment to building productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including billing and payment options, strategic customer engagement, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers.
The Company has leveraged a number of communications channels and strategic content to better serve and engage its many stakeholders. PNM’s website, www.pnm.com, provides the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. PNM has also leveraged social media in communications with customers on various topics such as education, outage alerts, safety, customer service, and PNM’s community partnerships in philanthropic projects. In May 2017, a chat function was added to PNM’s website to allow customers options when communicating with customer service representatives and an online management system was launched to expedite applications for solar interconnections. The website continues to be a resource for the facts about PNM’s operations and community support efforts, including plans for building a sustainable energy future for New Mexico. In September 2016, PNMR launched a dedicated sustainability portal on its corporate website www.pnmresources.com to provide additional information regarding the Company’s environmental and other sustainability efforts. The site provides the key corporate governance and sustainability information related to the operations of PNM and TNMP. In January 2018, PNM added a Climate Change Report to this portal. The portal also includes information presented under four additional headings: Environment, Social, Economic, and Governance.
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

PNMR has a long tradition of supporting the communities it serves in New Mexico and Texas. The Company demonstrates its core value of caring through the PNM Resources Foundation, corporate giving, widespread employee volunteerism, and PNM’s low-income assistance programs. In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides more than $1 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop business, help create community spaces for public use, and provide educational opportunities supporting economic development. PNMR also provides employee matching and volunteer grants for various purposes. In 2017, “A New Century of Service” grants, which celebrate PNM’s 100th anniversary, funded 62 community projects to build a better future for local communities. In December 2017, PNM announced an additional $1.0 million in donations to the PNM Resources Foundation to support future economic and educational programs in New Mexico. In early 2018, the PNM Resources Foundation awarded five grants of $0.2 million each, to be paid over two years, to a number of not-for-profit organizations to support their efforts in areas such as assisting businesses, supporting education, and other economic development efforts. Recipients included the New Mexico State University College of Engineering, to support education for professional surveyors and for other economic and development educational opportunities.

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
Economic Factors
PNM – In the three and nine months ended September 30, 2018, PNM experienced an increase in weather-normalized retail load of 1.1% and 0.4% compared to 2017, reflecting New Mexico’s overall economy, along with PNM’s successful energy efficiency programs and increases in distributed generation. The New Mexico economy appears to be strengthening as there is growth in personal income and the state’s finances are stronger. Employment growth in Albuquerque continues to rise and is coming closer to the national average as the state continues efforts to spur economic growth and attract jobs. PNM’s customer growth of 0.9% and 0.8% in the three and nine months ended September 30, 2018 reflects these factors, including some of the previously announced successful economic development efforts.

TNMP – In the three and nine months ended September 30, 2018, TNMP experienced an increase in volumetric weather normalized retail load of 4.1% and 3.2% compared to 2017. Most of TNMP’s industrial and larger commercial customers are billed based on their peak demand. Demand-based load, excluding retail transmission customers, increased 7.0% and 6.4% in the three and nine months ended September 30, 2018 compared to 2017. Economic and business growth in Texas continues to outpace the rest of the country. TNMP continues to see strong demand in its service territories, particularly with new transmission interconnection requests in the West Texas region where oil and gas production continues to grow and in the Gulf Coast area for load additions related to petroleum refineries.
Results of Operations
Net earnings attributable to PNMR were $140.7 million, or $1.76 per diluted share in the nine months ended September 30, 2018 compared to $134.2 million, or $1.67 per diluted share, in 2017. Among other things, earnings in the nine months ended September 30, 2018 benefited from additional revenues due to the rate increase approved in the NM 2016 Rate Case at PNM, higher revenues from new transmission customers and FERC formula transmission rates at PNM, lower interest expense at PNM, rate increases and increased load at TNMP, warmer weather at PNM and TNMP in the summer of 2018 and colder weather at TNMP in early 2018, and reduced income tax expense due to the reduced federal corporate income tax rate and the amortization of excess deferred income taxes ordered by the NMPRC. These increases were more than offset by reduced revenues at PNM due to power from PVNGS Unit 3 not being sold into the wholesale market, higher plant maintenance costs at PNM, increased operating expense due to the additional 197 MW of ownership in SJGS Unit 4 (offset by reduced expenses from the shutdown of SJGS Units 2 and 3), increased depreciation and property taxes due to increased plant in service at PNM and TNMP, and lower gains on the sales of investment securities at PNM. Additional information on factors impacting results of operation for each segment is discussed under Results of Operations below.
Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities that currently expire in October 2022. In July 2018, the PNMR Revolving Credit Facility was amended to provide for two one-year extension options, subject to approval by a majority of the lenders. In October 2018, the PNM Revolving Credit Facility was amended to add two one-year extension options, subject to approval by a majority of the lenders. As a result, PNMR and PNM have the opportunity to extend the facilities through October 2024. The PNMR and PNM facilities have capacities of $300.0 million and $400.0 million through October 2020 and $290.0 million and $360.0 million beginning November 2020. Both facilities provide for short-term borrowings and letters of credit. In addition, PNM has a $40.0 million revolving credit facility, which expires in December 2022, with banks having a significant presence in New Mexico, and TNMP has a $75.0 million revolving credit facility, which expires in September 2022. On February 26, 2018, PNMR Development entered into a $24.5 million revolving credit facility that matures on February 25, 2019. Total availability for PNMR on a consolidated basis was $653.7 million at October 30, 2018. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures, capital contributions for PNMR Development’s 50% ownership interest in NMRD, and dividends, will total $2,984.5 million for 2018-2022, including amounts expended through September 30, 2018. The construction expenditures include estimated amounts for environmental upgrades at Four Corners, 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, and an anticipated expansion of PNM’s transmission system.

In July 2017, PNM entered into the PNM 2017 Senior Unsecured Note Agreement, under which $350.0 million of the PNM 2018 SUNs were issued in May 2018 and the remaining $100.0 million were issued in July 2018. The proceeds from these issuances were used to repay $450.0 million of SUNs on their maturity dates. In March 2018, PNMR issued $300.0 million of 3.25% PNMR 2018 SUNs, which will mature on March 9, 2021. Proceeds from the issuance of the PNMR 2018 SUNs were used to repay a $150.0 million term loan and borrowings under the PNMR Revolving Credit Facility. On June 28, 2018, TNMP issued $60.0 million of first mortgage bonds which will mature on June 28, 2028 and used the proceeds to reduce borrowings under the TNMP Revolving Credit Facility. On July 25, 2018, TNMP entered into the $20.0 million TNMP 2018 Term Loan Agreement that is due on July 25, 2020 and used the proceeds to reduce short-term borrowings and for general corporate purposes. After considering the effects of those financings, PNMR has consolidated maturities and other repayments of short-term and long-term debt aggregating $572.3 million in the period from October 1, 2018 through September 30, 2019. Furthermore, the $24.5 million PNMR Development revolving credit facility expires in February 2019. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2018-2022 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$87.5	$73.7	$13.8	$140.7	$134.2	$6.5
Average diluted common and common equivalent shares	80.0	80.2	(0.2)	80.0	80.1	(0.1)
Net earnings attributable to PNMR per diluted share	$1.09	$0.92	$0.17	$1.76	$1.67	$0.09

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
	(In millions)
PNM	$16.7	$7.6
TNMP	1.4	6.4
Corporate and Other	(4.3)	(7.4)
Net change	$13.8	$6.5

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

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In millions)
Electric operating revenues	$331.4	$327.3	$4.1	$832.1	$854.9	$(22.8)
Cost of energy	92.4	82.4	10.0	229.5	246.6	(17.1)
Utility margin	239.0	244.9	(5.9)	602.6	608.3	(5.7)
Operating expenses	98.0	92.7	5.3	305.6	281.9	23.7
Depreciation and amortization	38.5	36.8	1.7	113.3	109.2	4.1
Operating income	102.5	115.4	(12.9)	183.7	217.2	(33.5)
Other income (deductions)	6.0	6.0	—	9.9	20.0	(10.0)
Interest charges	(18.1)	(20.5)	2.4	(58.9)	(62.4)	3.5
Segment earnings before income taxes	90.4	100.9	(10.5)	134.7	174.7	(40.0)
Income (taxes)	(9.0)	(35.6)	26.6	(11.0)	(58.9)	47.9
Valencia non-controlling interest	(3.9)	(4.5)	0.6	(11.7)	(11.5)	(0.2)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$77.4	$60.7	$16.7	$111.6	$104.0	$7.6

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change
	(Gigawatt hours, except customers)
Residential	996.4	978.5	1.8%	2,495.5	2,439.0	2.3%
Commercial	1,065.5	1,058.6	0.7	2,917.0	2,883.4	1.2
Industrial	229.9	218.4	5.3	645.7	640.5	0.8
Public authority	73.6	73.2	0.5	185.1	189.1	(2.1)
Economy energy service (1)	160.4	174.8	(8.2)	503.4	542.8	(7.3)
Firm-requirements wholesale (2)	—	22.1	(100.0)	—	65.5	(100.0)
Other sales for resale (3)	644.8	821.7	(21.5)	1,805.0	2,731.7	(33.9)
	3,170.6	3,347.3	(5.3)%	8,551.7	9,492.0	(9.9)%
Average retail customers (thousands)	526.9	522.3	0.9%	525.8	521.6	0.8%

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

(3) Decrease in 2018 reflects that PVNGS Unit 3 is included as a New Mexico jurisdictional resource beginning January 1, 2018 rather than as merchant plant in 2017, partially offset by sales from PNM’s 65 MW merchant interest in SJGS Unit 4 (Note 11).

Operating Results – Three months ended September 30, 2018 compared to 2017

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2018
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC effective February 1, 2018 (Note 12)	$1.5
Retail Customer usage/load – Weather normalized KWh sales increased 1.1% due to increased sales to residential, commercial, industrial, and other customers	2.0
Weather – Warmer weather in 2018; cooling degree days were 2.1% higher	0.9
Transmission – The addition of new customers and higher revenues under formula transmission rates	1.4
Wholesale contracts – Loss of NEC as a wholesale generation customer	(0.6)
Unregulated margin – Primarily related to loss of PVNGS Unit 3 wholesale power sales	(8.3)
Third party transmission cost – Transmission of power from PVNGS Unit 3 to serve New Mexico retail customers	(2.0)
Rate riders – Includes renewable energy and energy efficiency riders, which are partially offset in operating expenses, depreciation and amortization, and interest charges	(0.6)
Net unrealized economic hedges – Primarily related to 2017 hedges of PVNGS Unit 3 power sales and sales to NEC	(0.1)
Other	(0.1)
Net Change	$(5.9)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2018
Change
Operating expenses:	(In millions)

Higher plant maintenance and other costs at SJGS and gas-fired plants, partially offset by decreased costs at Four Corners	$2.7
Increased costs associated with additional 132 MW of SJGS Unit 4 and accelerated recovery of SNCRs on SJGS Units 1 and 4	3.9
Increased costs associated with 65 MW of SJGS Unit 4 held as merchant plant beginning January 1, 2018 (Note 11)	1.5
2018 regulatory disallowance resulting from the NMPRC’s September 28, 2016 order in PNM’s NM 2015 Rate Case (Note 12)	0.9
Higher property taxes due to increases in utility plant in service and higher assessed values	0.6
Higher bad debt expense	0.2
Higher employee related, outside service, and vegetation management expenses	1.3
Lower capitalized administrative and general expenses due to lower construction spending in 2018	0.9
Cost savings realized from the retirement of SJGS Units 2 and 3	(4.7)
2018 decrease in estimated coal mine reclamation costs associated with ownership restructuring (Note 11)	(2.5)
Other	0.5
Net Change	$5.3

Three Months Ended September 30, 2018
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$2.3
Lower depreciation resulting from the retirement of SJGS Units 2 and 3, partially offset by amortization of the associated regulatory asset (Note 11)	(1.0)
Other	0.4
Net Change	$1.7

Other income (deductions):

Lower gains on investment securities in the NDT and coal mine reclamation trusts, including the impact of a new accounting pronouncement (Note 7)	$(2.9)
Lower equity AFUDC	(1.0)
Lower non-service components of pension and OPEB expense	1.0
Higher interest income and lower trust expenses related to investment securities in the NDT and coal mine reclamation trusts	2.4
Other	0.5
Net Change	$—

Interest charges:

Lower interest on $350.0 million of SUNs refinanced in May 2018	$3.9
Lower interest on $100.0 million of SUNs refinanced in August 2018	0.5
Lower debt AFUDC	(0.5)
Higher interest on term loan agreements	(0.5)
Interest on deposit by PNMR Development for potential transmission interconnections	(0.8)
Other	(0.2)
Net Change	$2.4

Income taxes:

Decrease due to reduction in corporate income tax rate and lower segment earnings before income taxes	$15.5
Amortization of excess deferred income taxes, as ordered by the NMPRC in PNM’s NM 2016 Rate Case	12.7
Increase due to lower excess tax benefits related to stock compensation awards (Note 8)	(0.2)
Higher effective tax rate resulting from lower equity AFUDC	(0.4)
Other	(1.0)
Net Change	$26.6

Operating Results – Nine months ended September 30, 2018 compared to 2017

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2018
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC effective February 1, 2018 (Note 12)	$3.5
Retail Customer usage/load – Weather normalized KWh sales increased 0.4% due to increased sales to commercial and industrial customers	1.9
Weather – Warmer weather in 2018; cooling degree days were 13.4% higher and heating degree days were 10.5% higher	6.7
Transmission – The addition of new customers and higher revenues under formula transmission rates	8.2
Wholesale contracts – Loss of NEC as a wholesale generation customer	(1.7)
Unregulated margin – Primarily related to loss of PVNGS Unit 3 wholesale power sales	(19.7)
Third party transmission cost – Transmission of power from PVNGS Unit 3 to serve New Mexico retail customers	(5.6)
Rate riders – Includes renewable energy and energy efficiency riders, which are partially offset in operating expenses, depreciation and amortization, and interest charges	0.2
Net unrealized economic hedges – Primarily related to 2017 hedges of PVNGS Unit 3 power sales and sales to NEC	0.9
Other	(0.1)
Net Change	$(5.7)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2018
Change
Operating expenses:	(In millions)

Higher plant maintenance and other costs at SJGS, Four Corners, and gas-fired plants	$17.5
Increased costs associated with additional 132 MW of SJGS Unit 4 and accelerated recovery of SNCRs on SJGS Units 1 and 4	10.9
Increased costs associated with 65 MW of SJGS Unit 4 held as merchant plant beginning January 1, 2018 (Note 11)	4.2
2018 regulatory disallowance resulting from the NMPRC’s September 28, 2016 order in PNM’s NM 2015 Rate Case (Note 12)	2.7
Higher property taxes due to increases in utility plant in service and higher assessed values	2.2
Higher employee related, outside service, and vegetation management expenses	1.8
Higher bad debt expense	0.8
Lower capitalized administrative and general expenses due to lower construction spending in 2018	1.6
Cost savings realized from the retirement of SJGS Units 2 and 3	(13.9)
2017 training costs associated with new software implementation	(1.1)
2018 decrease in estimated coal mine reclamation costs associated with ownership restructuring (Note 11)	(2.5)
Other	(0.5)
Net Change	$23.7

Nine Months Ended September 30, 2018
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$6.6
Lower depreciation resulting from the retirement of SJGS Units 2 and 3, partially offset by amortization of the associated regulatory asset (Note 11)	(3.6)
Other	1.1
Net Change	$4.1

Other income (deductions):

Lower gains on investment securities in the NDT and coal mine reclamation trusts, including the impact of a new accounting pronouncement (Note 7)	$(16.6)
Lower equity AFUDC	(0.4)
2017 interest income from third-party transmission service provider due to FERC ruling	(1.0)
Lower non-service components of pension and OPEB expense	3.3
Higher interest income and lower trust expenses related to investment securities in the NDT and coal mine reclamation trusts	3.8
Other	0.9
Net Change	$(10.0)

Interest charges:

Lower interest on $350.0 million of SUNs refinanced in May 2018	$5.7
Lower interest on $100.0 million of SUNs refinanced in August 2018	0.5
Lower interest on $57.0 million of PCRBs refinanced in June 2017	0.5
Higher interest on term loan agreements	(1.7)
Interest on deposit by PNMR Development for potential transmission interconnections	(1.5)
Net Change	$3.5

Income taxes:

Decrease due to reduction in corporate income tax rate and lower segment earnings before income taxes	$32.1
Amortization of excess deferred income taxes, as ordered by the NMPRC in PNM’s NM 2016 Rate Case	18.5
Increase due to lower excess tax benefits related to stock compensation awards (Note 8)	(0.7)
Higher effective tax rate resulting from lower equity AFUDC	(1.1)
Other	(0.9)
Net Change	$47.9

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

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In millions)
Electric operating revenues	$91.3	$92.6	$(1.3)	$260.7	$257.5	$3.2
Cost of energy	21.2	21.4	(0.2)	64.3	64.2	0.1
Utility margin	70.1	71.3	(1.2)	196.5	193.3	3.2
Operating expenses	25.1	25.4	(0.3)	73.6	72.2	1.4
Depreciation and amortization	17.2	16.4	0.8	49.7	47.4	2.3
Operating income	27.8	29.5	(1.7)	73.2	73.7	(0.5)
Other income (deductions)	1.2	1.2	—	3.1	2.4	0.7
Interest charges	(8.2)	(7.7)	(0.5)	(23.8)	(22.6)	(1.2)
Segment earnings before income taxes	20.7	23.0	(2.3)	52.5	53.5	(1.0)
Income (taxes)	(4.6)	(8.3)	3.7	(11.6)	(19.0)	7.4
Segment earnings	$16.1	$14.7	$1.4	$40.9	$34.5	$6.4

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change
Volumetric load (1) (GWh)
Residential	1,005.0	983.8	2.2%	2,452.0	2,295.2	6.8%
Commercial and other	8.3	8.3	—	24.3	26.0	(6.5)
Total volumetric load	1,013.3	992.1	2.2%	2,476.3	2,321.2	6.7%
Demand-based load (2) (MW)	4,887.8	4,443.6	10.0%	13,540.8	12,359.8	9.6%
Average retail consumers (thousands) (3)	252.2	249.0	1.3%	251.1	247.9	1.3%

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

Operating Results – Three months ended September 30, 2018 compared to 2017

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2018
Change
Utility margin:	(In millions)

Rate relief – Transmission cost of service rate increases in September 2017 and March 2018	$0.9
Retail customer usage/load – Weather normalized KWh sales increased 4.1%; the average number of retail consumers increased 1.3%	0.8
Demand based customer usage/load – Higher demand-based revenues for large commercial and industrial retail consumers; billed demand, excluding retail transmission customers, increased 7.0%	1.2
Weather – Milder weather in 2018; cooling degree days were 0.8% lower in 2018	(0.4)
Rate Riders – Impacts of rate riders, including the AMS surcharge, CTC surcharge, energy efficiency rider, and transmission cost recovery factor	(2.4)
Revenue subject to refund – Amounts deferred as a regulatory liability for the impact of the reduction in the federal corporate income tax rate (Note 12)	(1.5)
Other	0.2
Net Change	$(1.2)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2018
Change
Operating expenses:	(In millions)

Higher employee related expenses	$0.5
Higher capitalization of administrative and general expenses due to higher construction expenditures	(1.9)
Higher property taxes due to increased utility plant in service	0.4
Higher allocated corporate depreciation, primarily related to computer software	0.2
Higher costs associated with rate riders, primarily AMS	0.3
Higher property and casualty expense, primarily due to unfavorable claims experience	0.3
Other	(0.1)
Net Change	$(0.3)

Depreciation and amortization:

Increased utility plant in service	$1.0
Reduced CTC amortization and AMS depreciation	(0.2)
Net Change	$0.8

Three Months Ended September 30, 2018
Change
Other income (deductions):	(In millions)

Higher equity AFUDC	$0.7
Lower contributions in aid of construction	(0.5)
Other	(0.2)
Net Change	$—

Interest charges:

Increase due to issuance of $60.0 million of long-term debt in June 2018	$(0.6)
Increase due to issuance of $60.0 million of long-term debt in August 2017	(0.3)
Increase due to issuance of $20.0 million term loan in July 2018	(0.2)
Higher debt AFUDC	0.4
Other	0.2
Net Change	$(0.5)

Income taxes:

Decrease due to reduction in corporate income tax rate and lower segment earnings before income taxes	$3.8
Increase due to lower excess tax benefits related to stock compensation awards (Note 8)	(0.1)
Net Change	$3.7

Operating Results – Nine months ended September 30, 2018 compared to 2017

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2018
Change
Utility margin:	(In millions)

Rate relief – Transmission cost of service rate increases in March 2017, September 2017, and March 2018	$3.6
Retail customer usage/load – Weather normalized KWh sales increased 3.2%; the average number of retail consumers increased 1.3%	1.4
Demand based customer usage/load – Higher demand-based revenues for large commercial and industrial retail consumers; billed demand, excluding retail transmission customers, increased 6.4%	3.0
Weather – Milder weather in 2017 than 2018; heating degree days were 82.1% higher in 2018	1.8
Rate riders – Impacts of rate riders, including the AMS surcharge, CTC surcharge, energy efficiency rider, and transmission cost recovery factor	(2.4)
Revenue subject to refund – Amounts deferred as a regulatory liability for the impact of the reduction in the federal corporate income tax rate (Note 12)	(4.3)
Other	0.1
Net Change	$3.2

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2018
Change
Operating expenses:	(In millions)

Higher employee related expenses	$0.9
Higher outside consulting costs, including vegetation management	0.9
Training costs associated with new software implementation in 2017	(0.4)
Higher costs associated with rate riders, primarily AMS	0.6
Higher property taxes due to increased utility plant in service	1.1
Higher property and casualty expense, primarily due to unfavorable claims experience	0.7
Higher allocated corporate depreciation, primarily related to computer software	0.6
Higher capitalization of administration and general expense due to higher construction expenditures	(3.3)
Other	0.3
Net Change	$1.4

Depreciation and amortization:

Increased utility plant in service	$2.9
Reduced CTC amortization and AMS depreciation	(0.6)
Net Change	$2.3

Other income (deductions):

Higher equity AFUDC	$1.3
Lower contributions in aid of construction	(0.4)
Other	(0.2)
Net Change	$0.7

Interest charges:

Increase due to issuance of $60.0 million of long-term debt in August 2017	$(1.3)
Increase due to issuance of $60.0 million of long-term debt in June 2018	(0.6)
Increase due to issuance of $20.0 million term loan in July 2018	(0.2)
Higher debt AFUDC	0.9
Net Change	$(1.2)

Income taxes:

Decrease due to reduction in corporate income tax rate and lower segment earnings before income taxes	$7.7
Increase due to lower excess tax benefits related to stock compensation awards (Note 8)	(0.3)
Net Change	$7.4

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(3.6)	(5.4)	1.8	(14.0)	(15.3)	1.3
Depreciation and amortization	5.9	5.6	0.3	17.4	16.2	1.2
Operating income (loss)	(2.4)	(0.2)	(2.2)	(3.4)	(0.9)	(2.5)
Other income (deductions)	(0.2)	1.3	(1.5)	2.1	5.0	(2.9)
Interest charges	(4.2)	(4.0)	(0.2)	(14.2)	(11.1)	(3.1)
Segment earnings (loss) before income taxes	(6.7)	(2.9)	(3.8)	(15.6)	(7.1)	(8.5)
Income (taxes) benefit	0.7	1.2	(0.5)	3.8	2.7	1.1
Segment earnings (loss)	$(6.0)	$(1.7)	$(4.3)	$(11.8)	$(4.4)	$(7.4)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. Operating expenses for the three and nine months ended September 30, 2018 includes approximately $1.5 million in legal and consulting costs that were not allocated to PNM or TNMP. The change in depreciation expense primarily relates to additions to computer software. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three months ended September 30, 2018 compared to 2017

The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2018
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan	$(1.9)
Equity in net earnings of NMRD	0.3
Other	0.1
Net Change	$(1.5)

Interest charges:

Issuance of $300.0 million of PNMR 2018 SUNs in March 2018 (Note 9)	$(2.2)
Increase in interest expense on the PNMR 2016 Two-Year Term Loan	(0.2)
Repayment of $150.0 million PNMR 2015 Term Loan Agreement in March 2018	0.8
Repayment of the BTMU Term Loan Agreement	0.8
Elimination of intercompany interest (Note 9)	0.8
Other	(0.2)
Net Change	$(0.2)

Three Months Ended September 30, 2018
Change
Income taxes:	(In millions)

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$(1.3)
Decrease due to reduction in corporate income tax rate and larger segment loss before income taxes	0.6
Other	0.2
Net Change	$(0.5)

Operating Results – Nine months ended September 30, 2018 compared to 2017

The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2018
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan	$(3.3)
Donations	(0.5)
Equity in net earnings of NMRD	0.5
Other	0.4
Net Change	$(2.9)

Interest charges:

Issuance of $300.0 million of PNMR 2018 SUNs in March 2018 (Note 9)	$(5.5)
Increase in interest expense on the PNMR 2016 Two-Year Term Loan	(0.5)
Higher short-term borrowings and interest rates	(0.4)
Repayment of $150.0 million PNMR 2015 Term Loan Agreement in March 2018	1.7
Elimination of intercompany interest (Note 9)	1.5
Other	0.1
Net Change	$(3.1)

Income taxes:

Decrease due to reduction in corporate income tax rate and larger segment loss before income taxes	$1.2
Impact of phased-in reduction in New Mexico corporate income tax rates	0.1
Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	(0.3)
Other	0.1
Net Change	$1.1

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2018 compared to September 30, 2017 are summarized as follows:

	Nine Months Ended September 30,
	2018	2017	Change
	(In millions)
Net cash flows from:
Operating activities	$316.9	$416.3	$(99.4)
Investing activities	(326.5)	(329.0)	2.5
Financing activities	40.6	(49.7)	90.3
Net change in cash and cash equivalents	$31.0	$37.6	$(6.6)
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
Cash Flows from Investing Activities
The changes in PNMR’s cash flows from investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities also include purchases and sales of investment securities in the NDT and coal mine reclamation trusts, including activity to rebalance the investment portfolio. In addition, cash flows from investing activities include activity related to the Westmoreland Loan, which was paid in full in May 2018, and NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Nine Months Ended September 30,
	2018	2017	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(47.5)	$(36.6)	$(10.9)
Transmission and distribution	(100.8)	(124.6)	23.8
Four Corners SCRs	(7.3)	(24.7)	17.4
Nuclear fuel	(21.9)	(20.6)	(1.3)
	(177.5)	(206.5)	29.0
TNMP:
Transmission	(78.0)	(54.7)	(23.3)
Distribution	(92.8)	(51.1)	(41.7)
AMS	—	(1.1)	1.1
	(170.8)	(106.9)	(63.9)
Corporate and Other:
Computer hardware and software	(17.2)	(25.3)	8.1
PNMR Development utility plant additions	—	(14.7)	14.7
	(17.2)	(40.0)	22.8
Total cash (outflows) for additions to utility and non-utility plant	$(365.5)	$(353.4)	$(12.1)

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$911.9	$456.6	$455.3
Purchases of investment securities	(920.2)	(461.1)	(459.1)
Principal payments on the Westmoreland Loan	56.6	28.8	27.8
Investments in NMRD	(9.0)	—	(9.0)
Other, net	(0.3)	0.1	(0.4)
Total cash (outflows) from investing activities	$(326.5)	$(329.0)	$2.5

Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•	Short-term borrowings decreased $42.8 million in 2018 compared to a decrease of $20.6 million in 2017, resulting in a net decrease in cash flows from financing activities of $22.2 million

•	In 2018, PNMR issued $300.0 million aggregate principal amount of 3.250% SUNs and used the proceeds to repay the $150.0 million PNMR 2015 Term Loan Agreement and to reduce short-term borrowings

•	NM Capital made principal payments on the BTMU Term Loan Agreement of $50.1 million in 2018 compared to $31.3 million in 2017

•	In 2018, PNM issued $350.0 million of SUNs and repaid $350.0 million of 7.95% of SUNs

•	In 2018, TNMP issued $60.0 million of 3.85% first mortgage bonds and used the proceeds to reduce short-term debt

•	In 2018, TNMP borrowed $20.0 million under the TNMP 2018 Term Loan Agreement and used the proceeds to reduce short-term borrowings and for general corporate purposes

•	In 2018, PNM issued $100.0 million of SUNs and repaid $100.0 of 7.50% of SUNs

•	In 2017, PNM successfully remarketed $57.0 million of outstanding PCRBs

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

Prior to July 2018, each of the Company’s revolving credit facilities and term loans contained a single financial covenant, which required the maintenance of debt-to-capitalization ratios of less than or equal to 65%. In July 2018, the PNMR Revolving Credit Facility, the PNMR 2016 One-Year Term Loan (as extended), the PNMR 2016 Two-Year Term Loan, and the PNMR Development Revolving Credit Facility were each amended such that PNMR is now required to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for the PNM and TNMP agreements. The Company’s revolving credit facilities and term loans generally also include customary covenants, events of default, cross-default provisions, and change-of-control provisions. The Company is in compliance with its debt covenants.

As discussed in Note 11, NM Capital, a wholly-owned subsidiary of PNMR, entered into the $125.0 million BTMU Term Loan Agreement with BTMU, as lender and administrative agent. The BTMU Term Loan Agreement had a maturity date of February 1, 2021 and bore interest at a rate based on LIBOR plus a customary spread. PNMR, as parent company of NM Capital, guaranteed NM Capital’s obligations to BTMU. NM Capital utilized the proceeds of the BTMU Term Loan Agreement to provide funding for the $125.0 million Westmoreland Loan to a ring-fenced, bankruptcy-remote, special-purpose entity subsidiary of Westmoreland to finance Westmoreland’s purchase of SJCC. On May 22, 2018, the full principal outstanding under the Westmoreland Loan of $50.1 million was repaid. NM Capital used a portion of the proceeds to repay all remaining principal of $43.1 million owed under the BTMU Term Loan Agreement. These payments effectively terminated the loan agreements. In addition, PNMR’s guarantee of NM Capital’s obligations was also effectively terminated. See Note 6.

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine (Note 11).

On July 28, 2017, PNM entered into the PNM 2017 Senior Unsecured Note Agreement with institutional investors for the sale of $450.0 million aggregate principal amount of eight series of SUNs (the “PNM 2018 SUNs”) offered in private placement transactions. In May 2018, PNM issued $350.0 million of the PNM 2018 SUNs (at fixed annual interest rates ranging from 3.15%

to 4.50% for terms between 5 and 30 years) and used the proceeds to repay an equal amount of PNM’s 7.95% SUNs that matured on May 15, 2018. PNM issued the remaining $100.0 million of the PNM 2018 SUNs (at fixed annual interest rates of 3.78% and 4.60% for terms of 10 and 30 years) on July 31, 2018 and used the proceeds to repay an equal amount of PNM’s 7.50% SUNs that matured on August 1, 2018.

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

On June 28, 2018, TNMP entered into an agreement under which TNMP issued $60.0 million aggregate principal amount of 3.85% first mortgage bonds, due 2028. On July 25, 2018, TNMP entered into the $20.0 million TNMP 2018 Term Loan Agreement that bears interest at a variable rate and matures on July 25, 2020. TNMP used the proceeds from these issuances to repay short-term borrowings and for TNMP’s general corporate purposes.

At September 30, 2018, variable interest rates were 3.03% for the $100.0 million PNMR 2016 Two-Year Term Loan, 2.98% for the $200.0 million PNM 2017 Term Loan Agreement, and 2.94% for the $20.0 million TNMP 2018 Term Loan Agreement.

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

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock, and capital contributions for PNMR Development’s 50% ownership interest in NMRD. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through September 30, 2018, are:

	2018	2019-2022	Total
	(In millions)
Construction expenditures	$514.5	$1,982.8	$2,497.3
Capital contributions to NMRD	1.8	60.7	62.5
Dividends on PNMR common stock	84.4	337.7	422.1
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$601.2	$2,383.3	$2,984.5
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include environmental upgrades of $7.6 million at Four Corners, $71.6 million for 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, and approximately $165.8 million in 2018-2020 for other anticipated expansions of PNM’s transmission system. Not included in the table above are potential incremental expenditures for new customer growth in New Mexico and Texas, transmission and renewable energy expansion in New Mexico, or replacement resources related to the potential shutdown of SJGS Units 1 and 4 in 2022. Expenditures for new customer growth, the expansion of PNM’s transmission system and renewable energy facilities, and SJGS replacement resources are subject to obtaining necessary approvals of the NMPRC. PNM will be required to file CCN applications with the NMPRC to obtain those approvals, as well as to make an abandonment filing for approval to shut down SJGS. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the nine months ended September 30, 2018, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements discussed above, the Company has long-term debt and term loans that must be paid or refinanced at maturity. The $100.0 million PNMR 2016 One-Year Term Loan (as extended) matures on December 14, 2018, the $100.0 million PNMR 2016 Two-Year Term Loan matures on December 21, 2018, the $200.0 million PNM 2017 Term Loan Agreement matures on January 18, 2019, and $172.3 million of TNMP first mortgage bonds are due in April 2019. Also, the $24.5 million PNMR Development Revolving Credit Facility expires in February 2019. Note 6 of the Notes to Consolidated Financial Statements in the 2017 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. The Company anticipates that funds to repay these long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under their revolving credit facilities, issuance of new long-term debt in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
Liquidity
PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility. In July 2018, the PNMR Revolving Credit Facility was amended to provide for two one-year extension options, subject to approval by a majority of the lenders. In October 2018, the PNM Revolving Credit Facility was amended to add two one-year extension options, subject to approval by a majority of the lenders. As a result, PNMR and PNM have the opportunity to extend these facilities through October 2024. The PNMR and PNM facilities have capacities of $300.0 million and $400.0 million through October 2020 and $290.0 million and $360.0 million beginning in November 2020. The $75.0 million TNMP Revolving Credit Facility matures in September 2022. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility, which expires in December 2022. PNMR Development has a $24.5 million revolving credit facility that expires in February 2019. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.
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

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$26.5	$—	$64.2
PNM 2017 New Mexico Credit Facility	—	10.0	—	20.0
TNMP Revolving Credit Facility	—	13.5	—	73.9
PNMR Revolving Credit Facility	106.0	136.5	29.1	210.0
PNMR Development Revolving Credit Facility	24.5	24.5	—	24.5

At September 30, 2018, the average interest rate was 3.34% for the PNMR Revolving Credit Facility, 3.02% for the PNMR 2016 One-Year Term Loan (as extended), 2.99% for the TNMP Revolving Credit Facility, and 3.07% for the PNMR Development Revolving Credit Facility.
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
Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2017 Annual Reports on Form 10-K. As of October 30, 2018, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of October 30, 2018 is as follows:

	PNM	TNMP	PNMR Separate	PNMR Development	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$400.0	$75.0	$300.0	$24.5	$799.5
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$24.5	$839.5

Amounts outstanding as of October 30, 2018:
Revolving credit facility	$—	$27.5	$126.5	$24.5	$178.5
PNM New Mexico Credit Facility	—	—	—	—	—
Letters of credit	2.5	0.1	4.7	—	7.3
Total short-term debt and letters of credit	2.5	27.6	131.2	24.5	185.8

Remaining availability as of October 30, 2018	$437.5	$47.4	$168.8	$—	$653.7
Invested cash as of October 30, 2018	$55.3	$—	$0.9	$—	$56.2
In addition to the above, PNMR had $30.3 million of letters of credit outstanding under the JPM LOC Facility. The above table excludes intercompany debt. As of October 30, 2018, PNM and TNMP had intercompany borrowings from PNMR of zero and $5.4 million. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

For offerings of debt or equity securities registered with the SEC, including shares of common stock through the PNM Resources Direct Plan, PNMR has a shelf registration statement expiring in March 2021. This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations. PNM has a shelf registration statement for up to $475.0 million of SUNs that expires in May 2020.
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

Contingent Provisions of Certain Obligations
As discussed in the 2017 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations and interest rate swaps in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include operating lease obligations as debt.

	September 30, 2018	December 31, 2017
PNMR
PNMR common equity	40.3%	40.9%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	59.4%	58.8%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	48.0%	46.0%
Preferred stock	0.4%	0.4%
Long-term debt	51.6%	53.6%
Total capitalization	100.0%	100.0%

TNMP
Common equity	53.7%	56.9%
Long-term debt	46.3%	43.1%
Total capitalization	100.0%	100.0%

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

Management is also responsible for assessing significant risks, developing and executing appropriate responses, and reporting to the Board on the status of risk activities. For example, management periodically updates the Board on implementation of the corporate environmental policy and the Company’s environmental management systems, promotion of energy efficiency, and use of renewable resources.  The Board is also advised of the Company’s practices and procedures to assess the impacts of operations on the environment. The Board considers issues associated with climate change, the Company’s GHG exposures, and the financial consequences that might result from potential federal and/or state regulation of GHG. Management has published, with Board oversight, a Climate Change Report available at http://www.pnmresources.com/about-us/sustainability-portal.aspx, that details PNM’s efforts to transition to a coal-free generation portfolio.

As part of management’s continuing effort to monitor climate-related risks and opportunities, the Company is evaluating different transparency frameworks, including the framework created by the Task Force on Climate-related Financial Disclosures and a framework created by Edison Electric Institute. The Company is also participating in an Electric Power Research Institute project that is evaluating potential climate change policy scenario analysis and GHG goal setting.

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

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. As described in Note 11, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 is expected to result in a reduction of GHG for the entire station of approximately 50%, including an overall reduction of approximately 40% of GHG from the Company’s owned interests. In addition, as discussed in Note 12, PNM’s 2017 IRP indicates exiting ownership in the remaining SJGS units in 2022 and Four Corners in 2031 would provide long-term cost savings to its customers and would further reduce PNM’s GHG. PNM owns utility-scale solar generation with a total generation capacity of 107 MW. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and, since January 2015, has purchased the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW. PNM has a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the geothermal facility is 4 MW. On November 15, 2017 the NMPRC approved PNM’s 2018 renewable energy procurement plan. As a result, PNM will acquire an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; and PNM will construct 50 MW of new solar facilities in 2018 and 2019. Additionally, PNM began purchasing renewable energy from 30 MW of solar-PV facilities owned by NMRD in 2018 and, subject to FERC approval, will purchase an additional 100 MW of capacity from solar-PV facilities to be owned by NMRD in 2019 and 2020 to supply power to a data center being constructed in PNM’s service territory (Note 11). PNM also has a customer distributed solar generation program that represented 95.9 MW at September 30, 2018. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 192 GWh. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007, with a budget of $23.6 million for the 2018 program year. PNM’s cumulative annual savings from these programs were approximately 622 GWh of electricity in 2017. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 8,000 GWh of electricity, which will avoid at least 4.3 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in demand for electricity, and complex relationships between those variables.

Because of PNM’s dependence on fossil-fueled generation, legislation or regulation that imposes a limit or cost on GHG could impact the cost at which electricity is produced. While PNM expects to recover any such costs through rates, the timing and outcome of proceedings for cost recovery are uncertain. In addition, to the extent that any additional costs are recovered through rates, customers may reduce their usage, relocate facilities to other areas with lower energy costs, or take other actions that ultimately could adversely impact PNM.

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

PNM’s service areas occasionally experience periodic high winds, forest fires, and severe thunderstorms. TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and other extreme weather conditions. In addition to potentially causing physical damage to Company-owned facilities, which disrupts the ability to transmit and/or distribute energy, weather and other events of nature can temporarily reduce customers’ usage and demand for energy. During the third quarter of 2017, Hurricane Harvey had significant impacts on the Gulf Coast region, including certain areas serviced by TNMP.

EPA Regulation

In April 2007, the US Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding for emissions from new motor vehicles, stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule was to “tailor” the applicability of two programs, the PSD construction permit and Title V operating permit programs, to avoid impacting millions of small GHG emitters. On June 23, 2014, the US Supreme Court found EPA lacked authority to “tailor” the CAA’s unambiguous numerical thresholds of 100 or 250 tons per year, and thus held EPA may not require a source to obtain a PSD permit solely on the basis of its potential GHG emissions. However, the court upheld EPA’s authority to apply the PSD program for GHGs to “anyway” sources – those sources that have to comply with the PSD program for other non-GHG pollutants.

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

Most notably, the order directs EPA to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Carbon Pollution Standards for new, reconstructed or modified electric utilities, (2) the Clean Power Plan, (3) the Proposed Clean Power Plan Model Trading Rules, and (4) the Legal Memorandum supporting the Clean Power Plan. In response, the EPA signed a NOPR to repeal the Clean Power Plan on October 10, 2017. The notice proposes a legal interpretation concluding that the Clean Power Plan exceeds EPA’s statutory authority. EPA accepted comments on that proposed interpretation through April 26, 2018. Any final rule will likely be subject to judicial review. On December 18, 2017, EPA released an advanced NOPR addressing GHG guidelines for existing electric utility generating units. Comments were due by February 26, 2018. On August 31, 2018, EPA published a proposed rule, which is informally known as the Affordable Clean Energy rule, to replace the Clean Power Plan. The proposed Affordable Clean Energy rule, among other things, would establish guidelines that replace the “outside-the-fenceline” control measures and specific numerical emission rates for existing EGUs with a list of “candidate technologies” for heat rate improvement measures that EPA has identified as Best System of Emission Reduction (“BSER”). States would determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable once BSER is applied. States will have three years from when the rule is finalized to submit a plan to EPA and EPA will have one year to determine if each proposed plan is acceptable. If states do not submit a plan, or if their submitted plan is not acceptable, EPA will have two years to develop a federal plan. EPA is also proposing revisions to NSR program that would provide coal-fired power plants more latitude to make efficiency improvements consistent with BSER without triggering NSR permit requirements. Comments on the proposed Affordable Clean Energy rule were due to EPA by October 31, 2018.

PNM is unable to predict the impact to the Company of these proposed rulemakings. If a future regulation limiting or otherwise reducing GHG from fossil-fueled EGUs is adopted, such regulations could impact PNM’s existing and future fossil-fueled EGUs. The existing Carbon Pollution Standards covering new sources could also impact PNM’s generation fleet, although that rule remains under review by EPA and the DC Circuit.

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

On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by more than 190 nations, requires that countries submit Intended Nationally Determined Contributions (“INDCs”). INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The United States INDC is part of an overall effort by the former administration to have the United States achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry is a key element of its INDC and is based on EPA’s final GHG regulations for new, existing, and modified and reconstructed sources. The United States is one of 190 nations that offered INDCs.  Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016.  To date, 181 countries have ratified the Paris Agreement and 177 countries have submitted INDCs.  On June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement. In his public statement, he indicated that the United States would “begin negotiations to reenter either the Paris Accord or a .... new transaction on terms that are fair to the United States, its businesses, its workers, its people, its taxpayers.” The United States continues to hold the position that it will withdraw from the Paris Agreement unless it can negotiate better terms. The earliest date that the United States could give formal notification of its withdrawal is November 4, 2020. In the interim, the United States continues to participate in international climate negotiations. It is uncertain if the United States will choose to pursue a transition to a low-carbon economy using a pathway that aligns with the Paris Agreement to keep global temperature rise to below two degrees Celsius (the “2 Degree Scenario”) above pre-industrial levels or in connection with other regulation or legislation. PNM has not conducted a 2 Degree Scenario analysis but has calculated GHG reductions that would result from implementation of the 2017 IRP scenarios that assume PNM would retire its share of the SJGS in 2022 and would exit from Four Corners in 2031. Assuming necessary regulatory approvals are obtained for an early retirement of the SJGS and for an exit from Four Corners, PNM estimates GHG emissions from its fossil-fueled plants would be 71% lower in 2025 and 80% lower in 2035 against 2005 baseline levels.  This compares favorably to the 26% - 28% by 2025 United States INDC and the former administration’s effort to achieve an 80% reduction by 2050. As discussed in Note 11, retiring PNM’s share of SJGS capacity and exiting Four Corners would require NMPRC approval of abandonment filings, which PNM would make at appropriate times in the future.

PNM will continue to monitor the United States’ and other parties’ involvement in international accords, but the potential impact that such accords may have on the Company cannot be determined at this time.

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

As of September 30, 2018, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2017 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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

•
The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply issues, unplanned outages, extreme weather conditions, terrorism, cybersecurity breaches, and other catastrophic events

•
State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants

•
State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, tax, including the impacts and related uncertainties of tax reform enacted in 2017, and other matters

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

•
The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from international developments

•
Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate the coal supply at SJGS

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts, other than those that do not meet the definition of a derivative under GAAP, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

	Nine Months Ended
	September 30,
	2018	2017
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$(94)	$2,885
Amount realized on contracts delivered during period	83	(1,266)
Changes in fair value	2	408
Net mark-to-market change recorded in earnings	85	(858)
Net change recorded as regulatory assets and liabilities	—	(213)
Net fair value at end of period	$(9)	$1,814
All of the fair values as of September 30, 2018 were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle in 2018.

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

Schedule of Credit Risk Exposure
September 30, 2018
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$1,952	2	$1,353
Non-investment grade	1	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	1,239	2	826
Non-investment grade	—	—	—
Total	$3,192		$2,179

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/

payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements, but are not reduced by posted credit collateral. At September 30, 2018, PNMR held $1.0 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of September 30, 2018 was $0.8 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.2%, or $58.1 million if interest rates were to decline by 50 basis points from their levels at September 30, 2018. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At October 30, 2018, PNMR, PNM, TNMP, and PNMR Development had short-term debt outstanding of $126.5 million, none, $27.5 million, and $24.5 million under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, $75.0 million for TNMP, and $24.5 million for PNMR Development. PNM had no borrowings under the $40.0 million PNM 2017 New Mexico Credit Facility at October 30, 2018. The revolving credit facilities, the PNM 2017 New Mexico Credit Facility, the $100.0 million PNMR 2016 One-Year Term Loan Agreement (as extended), the $100.0 million PNMR 2016 Two-Year Term Loan Agreement, the $200.0 million PNM 2017 Term Loan Agreement, and the $20.0 million TNMP 2018 Term Loan Agreement bear interest at variable rates. On October 30, 2018, interest rates on borrowings averaged 3.54% for the PNMR Revolving Credit Facility, 3.09% for the PNMR 2016 One-Year Term Loan Agreement (as extended), 3.20% for the PNMR 2016 Two-Year Term Loan Agreement, 2.98% for the PNM 2017 Term Loan Agreement, 3.03% for the TNMP Revolving Credit Facility, 2.94% for the TNMP 2018 Term Loan Agreement, and 3.28% for the PNMR Development Revolving Credit Facility. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 9, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on $150.0 million of variable rate debt.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $331.7 million at September 30, 2018, of which 62.1% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2018, the decrease in the fair value of the fixed-rate securities would be 2.8%, or $5.8 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at September 30, 2018. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 36.9% of the securities held by the trusts as of September 30, 2018. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $12.2 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Clean Air Act – Regional Haze – NEE Complaint

•	The Clean Air Act – Regional Haze – Four Corners – Four Corners Federal Agency Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Navajo Nations Allottee Matters

•	Sales Tax Audits
Note 12

•	PNM – New Mexico General Rate Cases

•	PNM – Renewable Portfolio Standard

•	PNM – Energy Efficiency and Load Management – Petition for Energy Efficiency Disincentives

•	PNM – Integrated Resource Plans

•	PNM – San Juan Generating Station Unit 1 Outage

•	PNM – Cost Recovery Related to Joining the EIM

•	PNM – Facebook, Inc. Data Center Project

•	TNMP – TNMP 2018 Rate Case

•	TNMP – Order Related to Changes in Federal Income Tax Rates

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2017.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including October 24, 2017 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed October 25, 2017)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNMR	Sixth Amendment to and Restatement of Credit Agreement dated as of July 30, 2018 among PNMR, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent

10.2	PNMR	Second Amendment to Term Loan Agreement dated as of July 30, 2018 among PNMR, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent

10.3	PNMR	Second Amendment to Term Loan Agreement dated as of July 30, 2018 among PNMR, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent

10.4	PNM	Fourth Amendment to and Restatement of Credit Agreement dated October 9, 2018 among PNM, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document

101.SCH	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	November 6, 2018	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President, Controller and Treasurer
(Officer duly authorized to sign this report)