Form 10-K
period 2018-12-31
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2019-03-01
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

Commission File Number	Names of Registrants, State of Incorporation, Address Of Principal Executive Offices and Telephone Number	I.R.S. Employer Identification No.
001-32462	PNM Resources, Inc. (A New Mexico Corporation) 414 Silver Ave. SW Albuquerque, New Mexico 87102-3289 (505) 241-2700	85-0468296
001-06986	Public Service Company of New Mexico (A New Mexico Corporation) 414 Silver Ave. SW Albuquerque, New Mexico 87102-3289 (505) 241-2700	85-0019030
002-97230	Texas-New Mexico Power Company (A Texas Corporation) 577 N. Garden Ridge Blvd. Lewisville, Texas 75067 (972) 420-4189	75-0204070
Securities Registered Pursuant To Section 12(b) Of The Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
PNM Resources, Inc.	Common Stock, no par value	New York Stock Exchange
Securities Registered Pursuant To Section 12(g) Of The Act:

Registrant	Title of Each Class
Public Service Company of New Mexico	1965 Series, 4.58% Cumulative Preferred Stock
($100 stated value without sinking fund)
Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PNM Resources, Inc. (“PNMR”)	YES ✓	NO
Public Service Company of New Mexico (“PNM”)	YES	NO ✓
Texas-New Mexico Power Company (“TNMP”)	YES	NO ✓

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PNMR	YES	NO ✓
PNM	YES	NO ✓
TNMP	YES ✓	NO

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
Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of February 22, 2019, shares of common stock outstanding were:

PNMR	79,653,624
PNM	39,117,799
TNMP	6,358

On June 29, 2018 the aggregate market value of the voting common stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $38.90 per share reported by The Wall Street Journal, was $3,098,525,974. PNM and TNMP have no common stock held by non-affiliates.
PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into Part III of this report:
Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of shareholders of PNMR to be held on May 21, 2019.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2014 IRP	PNM’s 2014 IRP
2017 IRP	PNM’s 2017 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ABO	Accumulated Benefit Obligation
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
Anaheim	City of Anaheim, California
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
August 2016 RD	Recommended Decision in PNM’s NM 2015 Rate Case issued by the Hearing Examiner on August 4, 2016
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
BHP	BHP Billiton, Ltd
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
BTMU	MUFG Bank Ltd., formerly the Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan	NM Capital’s $125.0 Million Unsecured Term Loan
BTU	British Thermal Unit
CAA	Clean Air Act
Casa Mesa Wind	Casa Mesa Wind Energy Center
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIM	California Independent System Operator Western Energy Imbalance Market
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission

FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MSR	M-S-R Public Power Agency
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking

v

NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2014 New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM 2014 Term Loan	PNM’s $175.0 Million Unsecured Term Loan
PNM 2016 Term Loan	PNM’s $175.0 Million Unsecured Term Loan
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2017 Senior Unsecured Note Agreement	PNM’s Agreement for the sale of Senior Unsecured Notes, aggregating $450.0 million
PNM 2017 Term Loan	PNM’s $200.0 Million Unsecured Term Loan
PNM 2018 SUNs	PNM’s Senior Unsecured Notes issued under the PNM 2017 Senior Unsecured Note Agreement
PNM 2019 Term Loan	PNM’s $250.0 million Unsecured Term Loan
PNM Multi-draw Term Loan	PNM’s $125.0 Million Unsecured Multi-draw Term Loan Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan	PNMR’s $150.0 Million Three-Year Unsecured Term Loan that matured on March 9, 2018
PNMR 2016 One-Year Term Loan	PNMR’s $100.0 Million One-Year Unsecured Term Loan that matured on December 14, 2018
PNMR 2016 Two-Year Term Loan	PNMR’s $100.0 Million Two-Year Unsecured Term Loan that matured on December 21, 2018
PNMR 2018 One-Year Term Loan	PNMR’s $150.0 Million One-Year Unsecured Term Loan
PNMR 2018 Two-Year Term Loan	PNMR’s $50.0 Million Two-Year Unsecured Term Loan
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $25.0 million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $90.0 Million Unsecured Term Loan
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan	PNMR’s $150.0 Million One-Year Unsecured Term Loan that matured on December 21, 2016
PPA	Power Purchase Agreement
PSA	Power Sales Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station

RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RFP	Request For Proposal
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
RSIP	Revised State Implementation Plan
S&P	Standard and Poor’s Ratings Services
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SJGS RA	San Juan Project Restructuring Agreement
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Term Loan	TNMP’s $35.0 Million Unsecured Term Loan
TNMP 2019 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2019 Bond Purchase Agreement
TNMP 2019 Bond Purchase Agreement	TNMP’s Agreement to Issue an Aggregate of $305.0 Million in First Mortgage Bonds in 2019
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
UG-CSA	Underground Coal Sales Agreement for San Juan Generating Station
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	$125.0 Million of funding provided by NM Capital to WSJ
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland
WSPP	Western Systems Power Pool

PART I

ITEM 1.	BUSINESS

THE COMPANY
Overview
PNMR is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR is focused on achieving the following strategic goals:

•	Earning authorized returns on its regulated businesses

•	Delivering at or above industry-average earnings and dividend growth

•	Maintaining solid investment grade credit ratings

In conjunction with these goals, PNM and TNMP are dedicated to:

•	Maintaining strong employee safety, plant performance, and system reliability

•	Delivering a superior customer experience

•	Demonstrating environmental stewardship in business operations, including reducing CO2 emissions

•	Supporting the communities in their service territories

PNMR’s success in accomplishing these strategic goals is highly dependent on fair and timely regulatory treatment for its regulated utilities. Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. PNM filed general rate cases with the NMPRC in August 2015 and December 2016. The NMPRC issued rate orders in those cases in September 2016 and January 2018. TNMP filed a general rate case in May 2018 and the PUCT issued an order in that case in December 2018. Additional information about rate filings is provided in Operations and Regulation below and in Note 17.

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

The PNMR website includes a link to PNMR’s Sustainability Portal, www.pnmresources.com/about-us/sustainability-portal.aspx. This portal provides access to key sustainability information, including a Climate Change Report, related to the operations of PNM and TNMP and reflects PNMR’s commitment to do business in an ethical, open, and transparent manner, and outlines PNM’s plans (subject to NMPRC approval) to exit all coal-fired generation by 2031.

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

OPERATIONS AND REGULATION

Regulated Operations

PNM

PNM is an electric utility that provides electric generation, transmission, and distribution service to its rate-regulated customers. PNM was incorporated in the State of New Mexico in 1917. PNM’s retail electric service territory covers a large area of north-central New Mexico, including the cities of Albuquerque, Rio Rancho, and Santa Fe, and certain areas of southern New Mexico. Service to retail electric customers is subject to the jurisdiction of the NMPRC. The largest retail electric customer served by PNM accounted for 2.3% of its revenues for the year ended December 31, 2018. Other services provided by PNM include wholesale transmission services to third parties as well as the generation and sale of electricity into the wholesale market, which services are regulated by FERC. PNM owns transmission lines that are interconnected with other utilities in New Mexico, Texas, Arizona, Colorado, and Utah. Regulation encompasses the utility’s electric rates, service, accounting, issuances of securities, construction of major new generation, abandonment of existing generation, types of generation resources, transmission and distribution facilities, and other matters. See Note 17 for additional information on rate cases and other regulatory matters.

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

In December 2016, PNM filed the NM 2016 Rate Case with the NMPRC. The NM 2016 Rate Case proposed a non-fuel revenue increase of $99.2 million above October 1, 2016 base rates to be effective on January 1, 2018. The requested increase was based on a calendar 2018 FTY and a ROE of 10.125% compared to a ROE of 9.575% authorized in the NM 2015 Rate Case. The drivers of PNM’s identified revenue deficiency included the implementation of the plan for SJGS to comply with the CAA as discussed in Note 16, including the shutdown of SJGS Units 2 and 3, recovery of 50% of the net book value of those units, and the inclusion of PVNGS Unit 3 in retail rates as replacement power. In May 2017, PNM and several intervenors filed a stipulation that reduced the requested non-fuel revenue increase to $62.3 million and proposed an initial increase of $32.3 million beginning January 1, 2018 and the remaining increase beginning January 1, 2019. Among other things, the stipulation reduced the ROE to 9.575% and sought a debt-only return on PNM’s investment in SCRs at Four Corners. In October 2017, the Hearing Examiners to the NM 2016 Rate Case recommended approval of the agreed upon stipulation with certain modifications, including identifying PNM’s continuation in Four Corners as imprudent and recommending against PNM’s ability to collect a debt or equity return on certain investments in that facility. On January 17, 2018, the NMPRC issued a final order partially adopting the Hearing Examiners’

recommendation resulting in an approved annual non-fuel revenue increase of $10.3 million. The NMPRC’s final order in the NM 2016 Rate case includes modifications to reflect a reduction of approximately $47.6 million in customer rates for the impact of federal tax reform beginning in 2018, rather than in 2019 as proposed, provides for a debt-only return on $148.1 million of PNM’s investments in Four Corners, and defers further consideration regarding PNM’s prudence related to Four Corners to PNM’s next general rate case. In accordance with the NMPRC’s final order, PNM implemented 50% of the approved rate increase for service rendered (rather than for bills rendered as PNM had requested) on February 1, 2018 and the rest of the increase for service rendered on January 1, 2019.

In February 2018, NEE filed a notice of appeal with the NM Supreme Court asking the court to review the NMPRC’s decisions in the NM 2016 Rate Case. Several parties to the case intervened in the appeal as intervenor-appellees in support of the NMPRC’s final decisions in the NM 2016 Rate Case. On November 15, 2018, NEE filed an unopposed motion to withdraw its appeal. On December 3, 2018, the NM Supreme Court issued an order of dismissal and remanded the matter to the NMPRC.

PNM has a NMPRC-approved rate rider to collect costs for renewable energy procurements that are not otherwise being collected in rates. If PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operation, exceeds the NMPRC-approved rate by 0.5%, the rider provides that PNM would refund the excess to customers during the following year. Through 2018, PNM’s earned return on jurisdictional equity has not exceeded the limitation. The NMPRC has also approved riders designed to allow PNM to bill and collect substantially all of fuel and purchased power costs and costs of approved energy efficiency initiatives.

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

Operational Information

Weather-normalized retail electric KWh sales increased by 0.6% in 2018 and decreased by 0.9% in 2017. The system peak demands for retail and firm-requirements customers were as follows:

System Peak Demands

	2018	2017	2016
	(Megawatts)
Summer	1,885	1,843	1,908
Winter	1,351	1,289	1,376

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow the utility to access public rights-of-way for placement of its electric facilities. Franchise agreements have expired in some areas PNM serves, including Albuquerque, Rio Rancho, and Santa Fe. Because PNM remains obligated under New Mexico state law to provide service to customers in these areas, the expirations should not have a material adverse impact. The Albuquerque, Rio Rancho, and Santa Fe metropolitan areas accounted for 41.9%, 7.5%, and 6.7% of PNM’s 2018 revenues and no other franchise area represents more than 5%. PNM also earns revenues from its electric retail operations in its service areas that do not require franchise agreements.

As discussed in Note 16, PNM and other utilities are challenging the legal validity of an ordinance passed by the County Commission of Bernalillo County, New Mexico that would require utilities pay a yet-to-be-determined fee for operating facilities on county rights-of-way. If the challenge to the ordinance is unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter.

PNM owns 3,206 miles of electric transmission lines that interconnect with other utilities in New Mexico, Arizona, Colorado, Texas, and Utah. PNM owns transmission capacity in an area of eastern New Mexico with large wind generation potential and in recent years there has been substantial interest by developers of wind generation to interconnect to PNM’s transmission system in this area. PNM plans to construct approximately $130 million of new transmission facilities by 2020 to provide additional transmission service to deliver power from these generation resources to customers in New Mexico and California.

PNM also generates and sells electricity into the wholesale market. Through December 31, 2017, PNM’s 134 MW share of Unit 3 at PVNGS was excluded from retail rates and was being sold in the wholesale market. Effective January 1, 2018, the NMPRC authorized PNM to include PVNGS Unit 3 as a jurisdictional resource to serve New Mexico retail customers and to acquire 65 MW of SJGS Unit 4 as merchant plant. See Note 16 and Note 17. Shareholders realize any earnings or losses from generating resources that are not included in retail rates. PNM also engages in activities to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-ahead, week-ahead, and other sales of excess generation not required to fulfill retail load and contractual commitments. Through PNM’s FPPAC, 90% of the margins from these optimization sales were credited to retail customers through December 31, 2016, after which date 100% of the margins are credited to customers.

Use of Future Test Year (“FTY”)

Under New Mexico law, the NMPRC must set rates using the test period, including a FTY that best reflects the conditions the utility will experience when new rates are anticipated to go into effect. The NMPRC also must include certain construction work in progress for environmental improvement, generation, and transmission projects in rate base. These provisions are designed to promote more timely recovery of reasonable costs of providing utility service.

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

Renewable Energy

The REA was enacted to encourage the development of renewable energy in New Mexico. The act establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 15% of retail electric sales by 2015 and 20% by 2020. The act provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. PNM files required renewable energy plans with the NMPRC annually and makes procurements consistent with the plans approved by the NMPRC. See Note 17.

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

TNMP provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP’s service area. For its volumetric load customers billed on KWh usage, TNMP experienced increases in weather-normalized retail KWh sales of 3.2% in 2018 and 1.2% in 2017. As of December 31, 2018, 99 active REPs receive transmission and distribution services from TNMP. In 2018, the three largest REP customers of TNMP accounted for 21%, 16%, and 12% of TNMP’s operating revenues. No other customer accounted for more than 10% of revenues.

Regulatory Activities

In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.4 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011 and deployment of advanced meters began in September 2011. TNMP completed its mass deployment of AMS in 2016 and has installed more than 242,000 advanced meters. The PUCT approved interim adjustments to TNMP’s transmission rates of $4.3 million in March 2016, $1.8 million in September 2016, $4.8 million in March 2017, $4.7 million in September 2017, and $0.6 million in March 2018. On January 25, 2019, TNMP filed an application to further update its transmission rates, which would increase revenues by $14.3 million annually. The application is pending before the PUCT.

TNMP filed a general rate case application with the PUCT in May 2018 requesting an annual increase to base rates of $25.9 million based on a ROE of 10.5%, a cost of debt of 7.2%, and a capital structure comprised of 50% debt and 50% equity. TNMP’s application also proposed a new rate rider to recover Hurricane Harvey restoration and other costs, a request to increase depreciation rates, and a request to integrate revenues recorded under TNMP’s AMS rider, as well as other unrecovered AMS investments, into base rates. The application also proposed to return the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers and to reduce its federal corporate income tax rate to 21%. On November 2, 2018, TNMP and other parties to the case filed an unopposed settlement agreement. The unopposed settlement was approved by the PUCT on December 20, 2018. The approved settlement agreement results in a $10.0 million annual increase to base rates and provides for a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. The approved settlement integrates AMS revenues and other unrecovered AMS investments into base rates, adjusts how TNMP will return the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers, grants TNMP’s request for updated depreciation rates, and provides for a new rider to recover Hurricane Harvey restoration and other costs. The approved settlement excludes from rate base certain transmission investments that were requested in TNMP’s original filing. These transmission investments were subsequently included in TNMP’s January 2019 transmission cost of service filing, which is pending before the PUCT. New rates under the TNMP 2018 Rate Case were effective beginning on January 1, 2019. See Note 17.

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

SOURCES OF POWER
PNM
Generation Capacity

As of December 31, 2018, the total net generation capacity of facilities owned or leased by PNM was 2,102 MW. PNM also obtains power under long-term PPAs for the power produced by Valencia, New Mexico Wind, Red Mesa Wind, Casa Mesa Wind, the Lightning Dock Geothermal facility, and the NMRD-owned solar facilities.

PNM’s capacity in electric generating facilities, which are owned, leased, or under PPAs, in commercial operation as of December 31, 2018 is:

			Generation
			Capacity
Type	Name	Location	(MW)
Coal	SJGS	Waterflow, New Mexico	562
Coal	Four Corners	Fruitland, New Mexico	200
Gas	Reeves Station	Albuquerque, New Mexico	154
Gas	Afton (combined cycle)	La Mesa, New Mexico	230
Gas	Lordsburg	Lordsburg, New Mexico	80
Gas	Luna (combined cycle)	Deming, New Mexico	189
Gas/Oil	Rio Bravo	Albuquerque, New Mexico	138
Gas	Valencia	Belen, New Mexico	158
Gas	La Luz	Belen, New Mexico	40
Nuclear	PVNGS	Wintersburg, Arizona	402
Solar	PNM-owned solar	Fifteen sites in New Mexico	107
Solar	NMRD-owned solar	Los Lunas, New Mexico	30
Wind	New Mexico Wind	House, New Mexico	204
Wind	Red Mesa Wind	Seboyeta, New Mexico	102
Wind	Casa Mesa Wind	House, New Mexico	50
Geothermal	Lightning Dock Geothermal	Lordsburg, New Mexico	15
			2,661

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

(1) After restructuring includes a 12.8% interest held in SJGS Unit 4 as a merchant plant.

Four Corners Units 4 and 5 are 13% owned by PNM. These units are jointly owned with APS, SRP, Tucson, and NTEC, and are operated by APS. Prior to July 22, 2018, NTEC’s 7% share of Four Corners was owned by an affiliate of APS, which had acquired the interest from EPE on July 7, 2016. PNM had no ownership interest in Four Corners Units 1, 2, or 3, which were shut down by APS on December 30, 2013. The Four Corners plant site is located on land within the Navajo Nation and is subject to an easement from the federal government. APS, on behalf of the Four Corners participants, negotiated amendments to extend the owners’ right to operate the plant on the site to July 2041. See Note 16 for additional information about Four Corners.

PNM owns 100% of Reeves, Afton, Rio Bravo, Lordsburg, and La Luz and one-third of Luna. The remaining interests in Luna are owned equally by Tucson and Samchully Power & Utilities 1, LLC. PNM is also entitled to the entire output of Valencia under a PPA. Reeves, Lordsburg, Rio Bravo, La Luz, and Valencia are used primarily for peaking power and transmission support. As discussed in Note 10, Valencia is a variable interest entity and is consolidated by PNM as required by GAAP.

Nuclear Plant

PNM is participating in the three units of PVNGS with APS (the operating agent), SRP, EPE, SCE, SCPPA, and the Department of Water and Power of the City of Los Angeles. PNM is entitled to 10.2%, including portions that are leased to PNM, of the power and energy generated by PVNGS. See Note 8 for additional information concerning the PVNGS leases. Currently, PNM has ownership interests of 2.3% in Unit 1, 9.4% in Unit 2, and 10.2% in Unit 3 and has leasehold interests of 7.9% in Unit 1 and 0.8% in Unit 2. The lease payments for the leased portions of PVNGS are recovered through retail rates approved by the NMPRC. See Note 16 for information on other PVNGS matters, including the NMPRC’s approval for PNM to include PVNGS Unit 3 as a jurisdictional resource to serve New Mexico retail customers beginning in 2018 and Note 17 for information concerning the NMPRC’s treatment of the purchased assets and extended leases in PNM’s NM 2015 Rate Case. See Note 8 for information concerning PNM’s option to purchase or return the assets underlying four leases in PVNGS Unit 1 and one lease in PVNGS Unit 2 that expire January 2023 and January 2024.

Solar

At December 31, 2018, PNM owns a total of 107 MW of solar facilities in commercial operation. PNM is also entitled to the entire output from 30 MW of NMRD-owned solar facilities. As discussed in Note 1, NMRD is a 50% equity method investee of PNMR Development. As discussed in Note 17, PNM’s 2018 renewable energy procurement plan includes the addition of 50 MW of PNM-owned solar-PV facilities which are expected to be in commercial operation by December 2019. The NMPRC has approved a voluntary tariff that allows PNM retail customers to buy renewable electricity for a small monthly premium. Power from 1.5 MW of PNM’s solar capacity is used to service load under the voluntary tariff.

Plant Operating Statistics

Equivalent availability of PNM’s major base-load generating stations was:

Plant	Operator	2018	2017	2016
SJGS	PNM	71.4%	84.1%	76.5%
Four Corners	APS	61.7%	50.6%	62.0%
PVNGS	APS	88.6%	91.9%	91.4%

Joint Projects

SJGS, PVNGS, Four Corners, and Luna are joint projects each owned or leased by several different entities. Some participants in the joint projects are investor-owned entities, while others are privately, municipally, or co-operatively owned. Furthermore, participants in SJGS have varying percentage interests in different generating units within the project. The primary operating or participation agreements for the joint projects expire in July 2022 for SJGS, July 2041 for Four Corners, December 2046 for Luna, and November 2047 for PVNGS. SJGS and Four Corners are coal-fired generating plants that obtain their coal requirements from mines near the plants. An agreement for coal supply for SJGS, which expires on June 30, 2022, became effective on January 31, 2016. At that same time, an agreement to restructure the ownership in SJGS became effective. The restructuring agreement provided for certain participants in SJGS to exit ownership at December 31, 2017, by which time SJGS Units 2 and 3 were required to be permanently shut down. See Note 16 for a discussion of the restructuring of SJGS ownership. In December 2013, a coal supply arrangement for Four Corners that runs through July 6, 2031 was executed. As described above, Four Corners is located on land within the Navajo Nation and is subject to an easement from the federal government. Portions of PNM’s interests in PVNGS Units 1 and 2 are held under leases. See Nuclear Plant above and Note 8 regarding PNM’s actions related to these leases.

On December 31, 2018, PNM submitted a filing with the NMPRC (the “December 2018 Compliance Filing”) indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS (subject to future NMPRC approval) when the current coal supply and operating agreements governing the facility expire in mid-2022. PNM’s December 2018 Compliance Filing indicates that PNM has provided notice that it does not intend to extend the existing coal supply agreement beyond its current June 30, 2022 expiration date. In addition, PNM’s 2017 IRP also indicates customers would benefit from PNM’s exit from Four Corners when the current coal supply agreement for that facility expires in 2031. See Notes 16 and 17 for additional information about PNM’s coal supply, PNM’s December 2018 Compliance Filing, and PNM’s 2017 IRP. It is possible that other participants in the joint projects have circumstances and objectives that have changed from those existing at the time of becoming participants. The status of these joint projects is further complicated by the uncertainty surrounding the form of potential legislation and/or regulation of GHG, other air emissions, and CCRs, as well as the impacts of the costs of compliance and operational viability of all or certain units within the joint projects. It is unclear how these factors will enter into discussions and negotiations concerning the status of the joint projects as the expiration of basic operational agreements approaches. PNM can provide no assurance that its participation in the joint projects will continue in the manner that currently exists.

PPAs

In addition to generating its own power, PNM purchases power under long-term PPAs. PNM also purchases power in the forward, day-ahead, and real-time markets.

In 2002, PNM entered into a 25-year agreement to purchase all of the power and RECs generated by New Mexico Wind. PNM began receiving power from the project in June 2003. FPL owns and operates New Mexico Wind, which currently consists of 136 wind-powered turbines having an aggregate capacity of 204 MW on a site in eastern New Mexico. PNM also has a 20-year agreement to purchase energy and RECs from the Lightning Dock Geothermal facility built near Lordsburg, New Mexico. The current capacity of the facility is 15 MW. PNM’s 2018 renewable plan filing, which was approved by the NMPRC on November 15, 2017, included requests to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind and an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal. The PPAs now expire in 2044 for New Mexico Wind and 2042 for Lightning Dock Geothermal.

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

As discussed in Note 1, PNMR Development and AEP OnSite Partners created NMRD on September 22, 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects primarily in the State of New Mexico. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD, a limited liability company. In December 2017, PNMR Development made a contribution to NMRD of its interest in three 10 MW solar facilities and assigned its interests in several agreements related to those facilities to NMRD. AEP OnSite Partners made a cash contribution to NMRD equal to 50% of the value of the 30 MW solar capacity, which cash was then distributed from NMRD to PNMR Development.  Power from the 30 MWs of solar capacity is being sold to PNM under 25-year PPAs to supply renewable energy to a data center in PNM’s service territory.

In March 2018, the NMPRC approved PNM’s request to enter into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply power to Facebook, Inc. These PPAs include the purchase of the power and RECs from an aggregate of 266 MW of wind and solar-PV generation facilities to be located in New Mexico. In November 2018, the 50 MW of capacity from Casa Mesa Wind was placed in commercial operation. PNM expects the remaining 216 MW of wind and solar-PV generating facilities will be in commercial operation by December 2021. In October 2018, the NMPRC approved PNM’s request to enter into two 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be owned and operated by NMRD, which will also be used to supply power and RECs to Facebook. NMRD is required to obtain FERC approval of the PPAs. Subject to FERC approval, the first 50 MW of these facilities is expected to be in commercial operation by December 2019 and the remaining capacity is expected to be in commercial operation by June 2020. The cost of these PPAs will be passed through to Facebook, Inc., under one of PNM’s NMPRC approved rate riders (Note 17).

A summary of purchased power, excluding Valencia, is as follows:

	Year Ended December 31,
	2018	2017	2016
Purchased under long-term PPAs
MWh	1,626,300	1,574,716	1,211,852
Cost per MWh	$32.49	$29.02	$28.26
Other purchased power
Total MWh	444,347	445,464	502,893
Cost per MWh	$41.46	$31.74	$27.78
TNMP
TNMP provides only transmission and distribution services and does not sell power.

FUEL AND WATER SUPPLY
PNM
The percentages (on the basis of KWh) of PNM’s generation of electricity, including Valencia, fueled by coal, nuclear fuel, and gas and oil, and the average costs to PNM of those fuels per MMBTU were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of Generation	Average Cost	Percent of Generation	Average Cost	Percent of Generation	Average Cost
2018	44.7%	$2.60	34.1%	$0.58	18.5%	$2.43
2017	56.5%	$2.16	31.9%	$0.64	9.2%	$3.02
2016	54.1%	$2.34	31.6%	$0.71	11.8%	$2.80

In 2018, 2017, and 2016, 2.7%, 2.4%, and 2.5% of PNM’s generation was from utility-owned solar, which has no fuel cost. In December 2017, SJGS Units 2 and 3 were retired and PNM assumed a greater interest in SJGS Unit 4, which results in a lower percentage of PNM’s electric generation capacity being fueled by coal. The generation mix for 2019 is expected to be 41.7% coal, 30.3% nuclear, 24.8% gas and oil, and 3.2% utility-owned solar. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits, and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future. See Sources of Power – PNM – PPAs for information concerning the cost of purchased power. PNM recovers substantially all of its fuel and purchased power costs through the FPPAC.

Coal

A coal supply contract for SJGS, which expires on June 30, 2022, became effective on January 31, 2016. Coal supply has not been arranged for periods after the existing contract expires. Substantially all of the benefits of lower coal pricing under the new contract are being passed through to PNM’s customers under the FPPAC. PNM believes there is adequate availability of coal resources to continue to operate SJGS through mid-2022.

In late December 2013, a fifteen-year coal supply contract for Four Corners, which began in July 2016, was executed. The average coal price per ton under the new contract was approximately 51% higher in the twelve months ended June 30, 2017 than in the twelve months ended June 30, 2016 and approximately 6.9% higher in the twelve months ended June 30, 2018 than in the twelve months ended June 30, 2017. The contract provides for pricing adjustments over its term based on economic indices.

As discussed above, PNM’s December 2018 Compliance Filing indicates that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS (subject to future NMPRC approval) after the current coal supply agreement expires in mid-2022 and that PNM does not intend to extend the SJGS CSA beyond that time. See Note 16 for additional information about PNM’s December 2018 Compliance Filing and PNM’s coal supply. As discussed in Note 17, PNM’s 2017 IRP also indicates that PNM exiting ownership in Four Corners after the end of its current coal supply agreement in 2031 would provide long-term cost savings to PNM’s customers.

Natural Gas
The natural gas used as fuel for the electric generating plants is procured on the open market and delivered by third-party transportation providers. The supply of natural gas can be subject to disruptions due to extreme weather events and/or pipeline or facility outages. PNM has contracted for firm gas transmission capacity to minimize the potential for disruptions due to extreme weather events. Certain of PNM’s natural gas plants are generally used as peaking resources that are highly relied upon during seasonally high load periods and/or during periods of extreme weather, which also may be the times natural gas has the highest demand from other users. PNM’s reliance on its natural gas generating resources has increased with the December 2017 retirement of SJGS Units 2 and 3. Substantially all of PNM’s natural gas costs are recovered through the FPPAC.
Nuclear Fuel and Waste
PNM is one of several participants in PVNGS. The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The PVNG participants have contracted for 100% of PVNGS’s requirements for uranium concentrates through 2025 and 15% of its requirements through 2028. In 2018, PVNGS executed five uranium contracts covering the time period from 2019 to 2025. The PVNGS participants have also contracted for 100% of the requirements for conversion services through 2025 and 40% of its requirements through 2030. A long-term contract for conversion services was executed in 2018 covering the time period from 2019 to 2030. The PVNGS participants have also contracted for 100% of the requirements for enrichment services through 2021, 90% of enrichment services for 2022, and 80% of its enrichment services for 2023 through 2026. In 2018, four enrichment contracts were executed to bring coverage to these levels. All of PVNGS’s fuel assembly fabrication services are contracted through 2027. In 2018, a fabrication contract was executed with a new fabrication supplier for Unit 2, and the existing fabrication contract was renegotiated for Units 1 and 3.
The Nuclear Waste Policy Act of 1982 required the DOE to begin to accept, transport, and dispose of spent nuclear fuel and high-level waste generated by the nation’s nuclear power plants by 1998. The DOE’s obligations are reflected in a contract with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. APS (on behalf of itself and the other PVNGS participants) pursued legal actions for which settlements were reached. See Note 16 for information concerning these actions.
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
All spent nuclear fuel from PVNGS is being stored on site. PVNGS has sufficient capacity at its on-site ISFSI to store all of the nuclear fuel that will be irradiated during the initial operating license periods, which end in December 2027. Additionally, PVNGS has sufficient capacity at its on-site ISFSI to store a portion of the fuel that will be irradiated during the extended license periods, which end in November 2047. If uncertainties regarding the United States government’s obligation to accept and store spent fuel are not favorably resolved, the PVNGS participants will evaluate alternative storage solutions. These may obviate the need to expand the ISFSI to accommodate all of the fuel that will be irradiated during the extended license periods.
Water Supply

See Note 16 for information about PNM’s water supply.

ENVIRONMENTAL MATTERS

Electric utilities are subject to stringent laws and regulations for protection of the environment by local, state, federal, and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has the authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews. The liabilities under these laws and regulations can be material. In some instances, liabilities may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts were lawful at the time they occurred. See MD&A – Other Issues Facing the Company – Climate Change Issues for information on GHG. In addition, Note 16 contains information related to the following matters, incorporated in this item by reference:

•	PVNGS Decommissioning Funding

•	Nuclear Spent Fuel and Waste Disposal

•	Environmental Matters under the caption “The Clean Air Act”

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Cooling Water Intake Structures

•	Effluent Limitation Guidelines

•	Santa Fe Generating Station

•	Environmental Matters under the caption “Coal Combustion Residuals Waste Disposal”

•	Environmental Matters under the caption “Coal Supply”

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

EMPLOYEES
The following table sets forth the number of employees of PNMR, PNM, and TNMP as of December 31, 2018:

	PNMR	PNM	TNMP
Corporate (1)	389	—	—
PNM	938	938	—
TNMP	365	—	365
Total	1,692	938	365

(1) Represents employees of PNMR Services Company.
As of December 31, 2018, PNM had 487 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW Local 611 that is in effect through April 30, 2020. As of December 31, 2018, TNMP had 189 employees represented by IBEW Local 66 covered by a collective bargaining agreement that is in effect through August 31, 2019. The wages and benefits for PNM and TNMP employees who are members of the IBEW are typically included in the rates charged to electric customers and consumers, subject to approval of the NMPRC and PUCT.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impacts of the NMPRC orders in PNM’s NM 2015 Rate Case, the appeal of that order, the NM 2016 Rate Case and related deferral of the issue of PNM’s prudence of continuation of participation in Four Corners to PNM’s next general rate case and recovery of PNM’s investments in that plant, any actions resulting from PNM’s December 2018 Compliance Filing, which indicates PNM intends to retire its share of SJGS in 2022 (subject to future NMPRC approval), and/or the conclusions reached in PNM’s 2017 IRP (collectively, the “Regulatory Proceedings”) and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs of operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions

•
The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the Regulatory Proceedings and supporting forecasts utilized in future test year rate proceedings

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the 2022 scheduled expiration of the operational and fuel supply agreements for SJGS, the outcome of PNM’s December 2018 Compliance Filing, the results of PNM’s 2017 IRP filing, which indicates that PNM’s customers would benefit from PNM’s exit from Four Corners in 2031, including regulatory recovery of undepreciated investments in the event the NMPRC orders generating facilities be retired

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the ultimate outcomes of the Regulatory Proceedings

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand

•
Uncertainty regarding what actions PNM may take with respect to the generating capacity in PVNGS Units 1 and 2 that is under lease at the expiration of the lease terms in 2023 and 2024, or upon the occurrence of certain specified events, as well as the related treatment for ratemaking purposes by the NMPRC

•
The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of the Regulatory Proceedings

•	The risks associated with completion of generation, transmission, distribution, and other projects

•	The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows

•
The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply issues, unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, as well the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues

•
State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants

•
State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, tax, including the impacts and related uncertainties of tax reform enacted in 2017, and other matters

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

Regulatory Factors

The profitability of PNMR’s utilities depends on being able to recover their costs through regulated rates and earn a fair return on invested capital, including investments in its generating plants. Without timely cost recovery and the opportunity to earn a fair return on invested capital, PNMR’s liquidity and results of operations could be negatively impacted. Further, PNM and TNMP are in a period of significant capital expenditures, including costs of replacing generating capacity as coal-fired plants are retired. While increased capital investments and other costs are placing upward pressure on rates, energy efficiency initiatives and other factors are placing downward pressure on customer usage. The combination of these matters could adversely affect the Company’s results of operations and cash flows.

The rates PNM charges its customers are regulated by the NMPRC and FERC. TNMP is regulated by the PUCT. The Company is in a period requiring significant capital investment and is projecting total construction expenditures for the years 2019-2023 to be $2,708.7 million. See Note 14. PNM and TNMP anticipate a trend toward increasing costs, for which it will have to seek regulatory recovery. These costs include or are related to:

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

At the same time costs are increasing, there are factors placing downward pressures on the demand for power, thereby reducing customer usage. These factors include:

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

The combination of costs increasing relatively rapidly and the technologies and behaviors that are reducing energy consumption places upward pressure on the per unit prices that must be charged to recover costs. This upward pressure on unit prices could result in additional efforts by customers to reduce consumption through energy efficiency or to pursue self-generation or other alternative sources of power. Without timely cost recovery and the authorization to earn a reasonable return on invested capital, the Company’s liquidity and results of operations could be negatively impacted.

Under New Mexico law, utilities may propose the use of a FTY in establishing rates. As with any forward looking financial information, a FTY presents challenges that are inherent in the forecasting process. Forecasts of both operating and capital expenditures necessitate reliance on many assumptions concerning future conditions and operating results. Accordingly, if rate requests based on a FTY cannot be successfully supported, cash flows and results of operations may be negatively impacted. This could result from not being able to withstand challenges from regulators and intervenors regarding the utility’s capability to make reasonable forecasts.

As discussed in Note 17, in August 2015, PNM filed an application (the “NM 2015 Rate Case”) with the NMPRC for a general rate increase, including base non-fuel revenues of $121.5 million. The primary drivers of PNM’s identified revenue deficiency were infrastructure investments and the recovery of those investment dollars, including depreciation based on an updated depreciation study, and declines in forecasted energy sales as a result of PNM’s successful energy efficiency programs and other economic factors. The NMPRC issued an order authorizing an increase in non-fuel revenues of $61.2 million effective beginning in October 2016. The NMPRC disallowed recovery of PNM’s capital investment in BDT equipment installed on SJGS Units 1 and 4, which is required by the NSR permit for SJGS (Note 16), and a portion of the acquisition costs for PNM’s January 15, 2016 purchase of 64.1 MW of PVNGS Unit 2, which were previously leased to PNM, as well as the undepreciated costs of capitalized improvements made during the period that capacity was leased. PNM filed an appeal of these disallowances with the NM Supreme Court. Other parties to that rate case have filed cross-appeals to PNM’s appeal in order to appeal other decisions of the NMPRC regarding issues in the NM 2015 Rate Case. On October 30, 2017, the NM Supreme Court heard oral argument on the case but has not yet rendered a decision on the appealed matters and there is no required time frame for a decision to be issued.

In December 2016, PNM filed a request in the NM 2016 Rate Case for a general increase in rates of $99.2 million. The primary drivers of PNM’s identified revenue deficiency were implementation of the plan for SJGS to comply with the CAA, including the shutdown of Units 2 and 3 of SJGS, recovery of 50% of the net book value of those units, and the inclusion in retail rates of PVNGS Unit 3 as replacement power (Note 16). In May 2017, PNM and several signatories filed a comprehensive stipulation, which reduced the non-fuel revenue increase to $62.3 million and provided that PNM would only earn a debt return on its investments in SCR technology at Four Corners. In January 2018, the NMPRC issued an order which approved many aspects of the revised comprehensive stipulation with several modifications. The most significant of these modifications include a requirement for PNM to reflect the impacts of federal tax reform in rates beginning in 2018, rather than in 2019 as proposed in the comprehensive stipulation, and disallowance of PNM’s ability to collect an equity return on approximately $148.1 million of investments in Four Corners. The NMPRC’s January 2018 order also indicated that the NMPRC would defer further consideration of the prudency of PNM’s continued participation in Four Corners to PNM’s next general rate case. On February 7, 2018, NEE filed a notice of appeal with the NM Supreme Court asking the court to review the NMPRC’s decisions in the NM 2016 Rate Case. Several parties to the case intervened to support the NMPRC’s decisions in the NM 2016 Rate Case. In November 2018, NEE filed an unopposed motion to withdraw its appeal. On December 3, 2018, the NM Supreme Court issued its order of dismissal and remanded the matter to the NMPRC.

The NMPRC’s December 16, 2015 order required that, no later than December 31, 2018, PNM shall make a filing with the NMRPC setting forth PNM’s recommendation and supporting testimony and exhibits to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after June 30, 2022. On December 31, 2018, PNM submitted the required filing (the “December 2018 Compliance Filing”) to the NMPRC indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS (subject to future NMPRC approval) after the current SGJS CSA expires in mid-2022. On January 10, 2019, the NMPRC opened a docket to determine whether the NMPRC should grant PNM’s request to accept the December 2018 Compliance Filing and take no further action pending PNM submitting a formal consolidated abandonment and replacement resources application, or whether the NMPRC should immediately establish a formal procedural schedule regarding the abandonment of SJGS. The NMPRC received responses from parties regarding the initial order and, on January 30, 2019, approved an order initiating a proceeding and requiring PNM to submit an application for the abandonment of PNM’s share of SJGS in 2022 by March 1, 2019. On February 7, 2019, PNM filed a motion requesting the NMPRC vacate the January 30, 2019 order and extend the deadline for PNM’s abandonment filing until the end of the second quarter of 2019, which was deemed denied. On February 27, 2019, PNM filed a petition with the NM Supreme Court stating that the requirements of the January 30, 2019 order exceed the NMPRC’s authority by, among other things, mandating PNM to make a filing that is legally voluntary, and that the order is contrary to NMPRC precedent which requires abandonment applications to also include identified replacement resources and other information that will not be available to PNM by March 1, 2019. PNM’s petition also requested the NM Supreme Court stay the January 30, 2019 order until after June 14, 2019. On March 1, 2019, the NM Supreme Court granted a temporary stay of the NMPRC’s order and will consider the merits of PNM’s petition after receiving responses, which are due by March 19, 2019.

PNM’s 2017 IRP also indicates PNM’s customers would benefit from PNM’s exit from participation from Four Corners in 2031. The December 2018 Compliance Filing and the 2017 IRP are not final determinations of PNM’s future generation portfolio.  Retiring PNM’s share of SJGS capacity and exiting Four Corners would require NMPRC approval of abandonment filings. NMPRC approval of new generation resources through CCN, PPA, or other applicable filings, would also be required. The NMPRC has issued regulatory orders requiring depreciation (and resultant regulatory recovery) of significant portions of these resources through estimated lives of 2053 for SJGS and 2041 for Four Corners.

An adverse outcome in the NM 2015 Rate Case, including the pending appeal of that order before the NM Supreme Court, or adverse decisions of the NMPRC regarding the potential retirement of PNM’s share of SJGS in a formal abandonment proceeding, and/or the prudency of PNM’s continued participation in Four Corners in PNM’s next rate case could negatively impact PNM’s financial position, results of operation, and cash flows. Likewise, if the NMPRC does not authorize appropriate recovery of any remaining investments in SJGS and Four Corners at the time those resources cease to be used to provide service to New Mexico ratepayers, including required future investments, and does not authorize recovery of the costs of obtaining power to replace those resources, PNM’s financial position, results of operation, and cash flows could be negatively impacted.

PNM currently recovers the cost of fuel for its generation facilities through its FPPAC. A coal supply contract for SJGS, which expires on June 30, 2022, became effective on January 31, 2016 and provides for lower coal pricing than under the prior contract. In December 2013, a new fifteen-year coal supply contract for Four Corners beginning in July 2016 was executed. The average coal price per MMBTU under the new contract for Four Corners was approximately 51% higher in the twelve months ended June 30, 2017 compared to the twelve months ended June 30, 2016 and 6.9% higher in the twelve months ended June 30, 2018 compared to the twelve months ended June 30, 2017. The contracts provide for pricing adjustments over their terms based on economic indices. Although PNM believes substantially all costs under coal supply arrangements would continue to be recovered through the FPPAC, there can be no assurance that full recovery will be allowed.

PNM’s regulatory approvals from the NMPRC, which are necessary for PNM to comply with the regional haze requirements of the CAA pertaining to SJGS, have been appealed to the NM Supreme Court. Furthermore, the NMPRC approval required PNM to make a filing in 2018 to determine the extent to which SJGS should continue to serve PNM’s retail customers after June 30, 2022, on which date the SJPPA and the current coal supply agreement will expire. PNMR has counterparty credit risk in connection with financial support that was provided to facilitate the coal supply arrangement for SJGS. Adverse developments from these factors could have a negative impact on the business, financial condition, results of operations, and cash flows of PNM and PNMR.

SJGS, which currently comprises 26.7% of PNM’s owned and leased generation capacity and is its largest generation resource, is subject to the CAA. As discussed in Note 16, in December 2015, the NMPRC approved a plan enabling SJGS to comply with the CAA (the “BART Approval”). The plan required the shutdown of SJGS Units 2 and 3 by December 31, 2017 and the shutdown was completed by that date. NEE, an intervenor in the NMPRC proceeding regarding the approval of the plan, appealed the BART Approval to the NM Supreme Court, which was denied in March 2018. NEE has also filed a complaint with the NMPRC against PNM regarding the financing provided by NM Capital, a subsidiary of PNMR, to facilitate the sale of SJCC, which is discussed below and described under Coal Supply in Note 16. The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC to investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. The NMPRC has taken no action on this matter.

The BART Approval required PNM to make a filing with the NMPRC no later than December 31, 2018, and before entering into an agreement for post-2022 coal supply for SJGS, setting forth its position to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after mid-2022. The existing SJPPA among the SJGS participants, which governs the operations of SJGS, expires on July 1, 2022 and the SJGS CSA for coal supply at SJGS described in Note 16 expires on June 30, 2022. As described above and in Note 16, PNM submitted its December 2018 Compliance Filing to the NMPRC indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS (subject to future NMPRC approval) after the current SGJS CSA and SJPPA expire in mid-2022. PNM’s 2017 IRP also indicates that PNM’s exit from ownership in Four Corners after the current coal supply agreement expires in 2031 would provide long-term cost savings for PNM’s customers.

The restructuring of SJGS ownership and obtaining the new coal supply for SJGS were integral components of the process to achieve compliance with the CAA at SJGS. The effectiveness of the new SJGS CSA was dependent on the closing of the purchase of the existing coal mine operation by WSJ. In support of the closing of the mine purchase, NM Capital provided a loan of $125.0 million to WSJ, which was organized to be a bankruptcy-remote entity. In addition, PNMR has an arrangement with a bank under which the bank has issued $30.3 million of letters of credit in favor of sureties in order for the sureties to post reclamation bonds that are required under the mine’s operating permit.

In May 2018, Westmoreland, the parent of WSJ, obtained a new credit agreement with certain of its creditors that provided additional financing, a portion of which was used to repay all amounts owned under $125.0 million loan to WSJ from NM Capital. In October 2018, Westmoreland filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In its October 9, 2018 Current Report on Form 8-K filing with the SEC, Westmoreland indicated it had agreed to terms with its secured creditors that would allow it to fund normal course operations and to continue to serve its customers during the course of the bankruptcy case (Note 10). On February 28, 2019, the bankruptcy court approved Westmoreland’s plan providing for the sale of Westmoreland’s core assets, which includes the San Juan mine, and the assignment and assumption of related agreements.  It is anticipated that the sale process will be completed by April 2019. If the sale process is successful and the PNMR and PNM agreements are assumed by and assigned to the purchaser, PNMR may be asked to amend the letters of credit supporting the reclamation bonds to take into account the transfer of the SJCC assets to the purchaser or to cause replacement letters of credit. If the sale process is not successful or the PNMR and PNM agreements are not assumed by and assigned to the purchaser, the coal supply for SJGS and letters of credit supporting the reclamation obligations at the San Juan mine could be negatively impacted. PNM is unable to predict the outcome of this matter. See Note 7 and Note 16.

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

It is also possible that unsatisfactory outcomes of these matters, the financial impact of climate change regulation or legislation, other environmental regulations, the result of litigation, the adequacy and timeliness of cost recovery mechanisms, and other business considerations, could jeopardize the economic viability of SJGS and/or Four Corners or the ability of individual participants to continue their participation through the periods currently contemplated in the agreements governing those facilities.

PNMR’s utilities are subject to numerous federal, state, and local environmental laws and regulations, including those related to climate change, which may impose significant compliance costs and may significantly limit or affect their operations and financial results.

Environmental policies and regulations remain significant concerns for PNMR. Compliance with federal, state, and local environmental laws and regulations, including those addressing climate change, air quality, CCRs, discharges of wastewater originating from fly ash and bottom ash handling facilities, cooling water, and other matters, may result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emission obligations. These costs could include remediation, containment, civil liability, and monitoring expenses. The Company cannot predict how it would be affected if existing environmental laws and regulations were to be repealed, revised, or reinterpreted, or if new environmental statutes and rules were to be adopted. See Note 16 and the Climate Change Issues subsection of the Other Issues Facing the Company section of MD&A.

Under the Obama Administration, EPA’s Clean Power Plan required states to develop and implement plans to ensure compliance with emissions guidelines that would limit GHG from existing power plants. Individual states would develop and implement plans to ensure compliance with the proposed standards. Currently, the Clean Power Plan is stayed and under review. The Trump Administration has proposed to repeal the Clean Power Plan and has published the Affordable Clean Energy rule, which requires states to set performance standards consistent with the EPA’s determination of “best system of emission reduction” technology. In addition, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement. Therefore, PNMR is dealing with an uncertain regulatory and policy environment. While EPA and other federal agencies may be seeking to reduce climate change regulations, some state agencies, environmental advocacy groups, and other organizations have been focusing considerable attention on GHG from power generation facilities. PNM currently depends on fossil-fueled generation for a significant portion of its electricity. As discussed under Climate Change Issues, this type of generation could be subject to future EPA or state regulations requiring GHG reductions. This includes new, existing, and modified or reconstructed EGUs which are also being considered in a proposed rule by EPA to revise the GHG NSPS rule. The uncertainty regarding climate change regulation presents challenges and represents a possible shift of greater authority to the states to make decisions and issue and enforce regulations. Federal and/or state regulations could result in additional operating restrictions on facilities and increased generation and compliance costs.

CCRs from the operation of SJGS are currently being used in the reclamation of a surface coal mine. These CCRs consist of fly ash, bottom ash, and gypsum. Any new regulation that would affect the reclamation process, including any future decision regarding classification of CCRs as hazardous waste or non-hazardous waste, could significantly increase the costs of the disposal of CCRs and the costs of mine reclamation. See Note 16.

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

BART determinations have been made for both SJGS and Four Corners under the program to address regional haze in the “four corners” area, which reduce the levels of several emissions, including NOx, at both plants. Significant capital expenditures have been made at SJGS and at Four Corners for the installation of control technology resulting in operating costs increases. PNMR and its operating subsidiaries may underestimate the costs of environmental compliance, liabilities, and litigation due to the uncertainty inherent in these matters. Although there is uncertainty about the timing and form of the implementation of EPA’s regulations regarding climate change, CCRs and other power plant emissions, including changes to the ambient air quality standards, the promulgation and implementation of such regulations could have a material impact on operations. The Company is unable to estimate these costs due to the many uncertainties associated with, among other things, the nature and extent of future regulations and changes in existing regulations, including the changes in regulatory policy under the Trump Administration. Timely regulatory recovery of costs associated with any environmental-related regulations would be needed to maintain a strong financial and operational profile. The above factors could adversely affect the Company’s business, financial position, results of operations, and liquidity.

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

PNM’s and TNMP’s service territories include several military bases and federally funded national laboratories, as well as large industrial customers that have significant direct and indirect impacts on the local economies where they operate.  The Company does not directly provide service to any of the military bases or national laboratories but does provide service to large industrial customers. The Company’s business could be hurt from the impacts on the local economies associated with these customer groups, as well as directly from the large industrial customers, for a number of reasons, including:

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

Research and development activities are ongoing for new technologies that produce power or reduce power consumption. These technologies include renewable energy, customer-oriented generation, energy storage, and energy efficiency. PNM generates power at central station power plants to achieve economies of scale and produce power at a cost that is competitive with rates established through the regulatory process. There are distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, and solar cells, which have become increasingly cost competitive. It is possible that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station power production. Advances in the capabilities for energy storage could also have impacts on power production by PNM as it would be increasingly simple to reduce peak usage by dispatching battery systems. This could result in demand reduction that could negatively impact revenue and/or result in underutilized assets that had been built to serve peak usage. In addition, certain federal, state, or local requirements that regulated utilities such as PNM are required to follow could result in third parties being able to provide electricity from similar generation technologies to consumers at prices lower than PNM is able to offer. If these technologies become cost competitive or can be used by third-parties to supply power at lower prices than PNM is able to offer, PNM’s energy sales and/or regulated returns could be eroded, and the value of its generating facilities could be reduced. Advances in technology could also change the channels through which electric customers purchase or use power, which could reduce the Company’s sales and revenues or increase expenses. These advances can also create more uncertainty in load shapes and forecasts, which could have implications for generation and system planning.

Costs of decommissioning, remediation, and restoration of nuclear and fossil-fueled power plants, as well as reclamation of related coal mines, could exceed the estimates of PNMR and PNM as well as the amounts PNM recovers from its ratepayers, which could negatively impact results of operations and liquidity.

PNM has interests in a nuclear power plant, two coal-fired power plants, and several natural gas-fired power plants. PNM is obligated to pay for the costs of decommissioning its share of the power plants. PNM is also obligated to pay for its share of the costs of reclamation of the mines that supply coal to the coal-fired power plants. Likewise, other owners or participants are responsible for their shares of the decommissioning and reclamation obligations and it is important to PNM that those parties fulfill their obligations. Rates charged by PNM to its customers, as approved by the NMPRC, include a provision for recovery of certain costs of decommissioning, remediation, reclamation, and restoration. The NMPRC has established a cap on the amount of costs for the final reclamation of the surface coal mines that may be recovered from customers. PNM records estimated liabilities for its share of the legal obligations for decommissioning and reclamation in accordance with GAAP. These estimates include many assumptions about future events and are inherently imprecise. As discussed above, on December 31, 2018, PNM submitted its December 2018 Compliance Filing to the NMPRC indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS (subject to future NMPRC approval) after the current coal supply agreement expires in mid-2022. In addition, PNM’s 2017 IRP also indicates that exiting PNM’s ownership interest in Four Corners in 2031 would provide long-term cost savings for customers. See additional discussion of PNM’s December 2018 Compliance Filing and its 2017 IRP in Notes 16 and 17. In the event the costs to decommission those facilities or to reclaim the mines serving the plants exceed current estimates, or if amounts are not approved for recovery by the NMPRC, results of operations could be negatively impacted. In addition, the NMPRC’s order in the NM 2015 Rate Case (Note 17) disallows recovery of future contributions for the decommissioning of certain portions of PVNGS. PNM has appealed the NMPRC decision in the NM 2015 Rate Case, oral argument has been held, and the appeal is pending before the NM Supreme Court. An adverse outcome of the appeal could negatively impact PNM’s future results of operations, cash flows, and liquidity.

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

The Company’s financial performance depends on the successful operation of PNM’s generation assets, as well as the transmission and distribution systems of PNM and TNMP. As indicated above, SJGS Units 2 and 3 were shut down in December 2017. Also, PNM’s December 2018 Compliance Filing indicates that PNM’s customers would benefit from retiring PNM’s share of SJGS (subject to future NMPRC approval) after the coal supply agreement for that facility expires in mid-2022. PNM’s 2017 IRP also indicates that PNM exiting its ownership interest in Four Corners in 2031 would provide long-term cost savings for customers. These actions will increase PNM’s dependency on other generation resources, particularly PVNGS, and will reduce PNM’s flexibility in managing those resources. Unscheduled or longer than expected maintenance outages, breakdown or failure of equipment or processes due to aging infrastructure, temporary or permanent shutdowns to achieve environmental compliance, other performance problems with the electric generation assets, severe weather conditions, accidents and other catastrophic events, acts of war or terrorism, cybersecurity attacks, wildfires, disruptions in the supply, quality, and delivery of fuel and water supplies, and other factors could result in PNM’s load requirements being larger than available system generation capacity. Assured supplies of water are important for PNM’s generating plants. Water in the southwestern United States is limited and there are conflicting claims regarding water rights. In addition, the “four corners” region where SJGS and Four Corners are located is prone to drought conditions, which could potentially affect the plants’ water supplies. Unplanned outages of generating units and extensions of scheduled outages occur from time to time and are an inherent risk of the Company’s business. If these were to occur, PNM would be required to purchase electricity in either the wholesale market or spot market at the then-current market price. There can be no assurance that sufficient electricity would be available at reasonable prices, or available at all. The failure of transmission or distribution facilities may also affect PNM’s and TNMP’s ability to deliver power. These potential generation, distribution, and transmission problems, and any service interruptions related to them, could result in lost revenues and additional costs.

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

The utility industry in which the Company operates is a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure, some of which are deemed to be critical infrastructure under NERC guidelines. Certain of the Company’s systems are interconnected with external networks. In the regular course of business, the utilities handle a range of sensitive security and customer information. PNM and TNMP are subject to the rules of various agencies concerning safeguarding and maintaining the confidentiality of this information. Despite steps the Company may take to detect, mitigate and/or eliminate threats and respond to security incidents, the techniques used by those who wish to obtain unauthorized access, and possibly disable or sabotage systems and/or abscond with confidential information and data, change frequently and the Company may not be able to protect against all such actions.

In the event a capable party attempts to disrupt the generation, transmission, or distribution systems in the United States, the Company’s computer and operating systems could be subject to physical or cybersecurity attack.  Although the Company has implemented security measures to identify, prevent, detect, respond to, and recover from cyber and physical security events, critical infrastructure, including information and operational technology systems, are vulnerable to disability, failures, or unauthorized access, which could occur as a result of malicious compromise, employee error, and/or employee misconduct.  A successful physical or cybersecurity attack or other similar failure of the systems could impact the reliability of PNM’s generation and PNM’s and TNMP’s transmission and distribution systems, including the possible unauthorized shutdown of facilities. Such an event could lead to disruptions of business operations, including the Company’s ability to generate, transport, and deliver power to serve customers, to bill customers, and to process other financial information. A breach of the Company’s information systems could also lead to the loss and destruction of confidential and proprietary data, personally identifiable information, trade secrets, intellectual property and supplier data, and could disrupt business operations which could harm the Company’s reputation and financial results, as well as potential increased regulatory oversight, litigation, fines, and other remedial action. The costs incurred to investigate and remediate a physical or cybersecurity attack could be significant. A significant physical or cybersecurity attack on the Company’s critical infrastructure could have a material adverse impact on the operations and financial condition of PNMR, PNM, and TNMP.

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

Demand for power could exceed supply capacity, resulting in increased costs for purchasing capacity in the open market or building additional generation facilities and/or battery storage facilities.

PNM is obligated to supply power to retail customers and certain wholesale customers. At peak times, power demand could exceed PNM’s available generation capacity, particularly if PNM’s power plants are not performing as anticipated. SJGS Units 2 and 3 were shut down in December 2017 and PNM has provided notice to the NMPRC that PNM’s customers would benefit from the retirement of PNM’s remaining share of SJGS in mid-2022 (subject to future NMPRC approval). In addition, PNM’s 2017 IRP indicates that it would also save customers money for PNM to exit ownership in Four Corners in 2031. SJGS and Four Corners comprise a significant portion of PNM’s base load generation capacity and their retirement would increase reliance on other existing or new generating and/or battery storage resources. Market forces, competitive forces, or adverse regulatory actions may require PNM to purchase capacity on the open market or build additional resources to meet customers’ energy needs. Regulators or market conditions may not permit PNM to pass all of these purchases or construction costs on to customers. If that occurs, PNM may not be able to fully recover these costs or there may be a lag between when costs are incurred and when regulators permit recovery in customers’ rates. These situations could have negative impacts on results of operations and cash flows.

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
TNMP’s service areas are exposed to extreme weather, including high winds, drought, flooding, ice storms, and periodic hurricanes. Extreme weather conditions, particularly high winds and severe thunderstorms, also occur periodically in PNM’s service areas. These severe weather events can physically damage facilities owned by TNMP and PNM. Any such occurrence both disrupts the ability to deliver energy and increases costs. Extreme weather can also reduce customers’ usage and demand for energy or could result in the Company incurring obligations to third parties related to such events. These factors could negatively impact results of operations and cash flows.
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
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC has also restricted PNM from paying dividends in any year, as determined on a rolling four-quarter basis, in excess of net earnings without prior NMPRC approval. PNM is permitted to pay dividends to PNMR from prior equity contributions made by PNMR. Additionally, PNMR’s financing agreements generally include a covenant to maintain a debt-to-capitalization ratio that does not exceed 70%, and PNM and TNMP’s financing arrangements generally include a covenant to maintain debt-to-capitalization ratios that do not exceed 65%. PNM also has various financial covenants that limit the transfer of assets, through dividends or other means and the Federal Power Act imposes certain restrictions on dividends paid by public utilities, including that dividends cannot be paid from paid-in capital.
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
As discussed in MD&A – Liquidity and Capital Resources, PNMR and its subsidiaries rely on access to both short-term and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations. In general, the Company relies on its short-term credit facilities as the initial source to finance construction expenditures. This results in increased borrowings under the facilities over time. The Company is currently projecting total construction expenditures for the years 2019-2023, including capital requirements related to its investment in NMRD, to be $2,772.1 million. If PNMR or its operating subsidiaries are not able to access capital at competitive rates, or at all, PNMR’s ability to finance capital requirements and implement its strategy will be limited. Disruptions in the credit markets, which could negatively impact the Company’s access to capital, could be caused by:

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

The pension plans’ targeted asset allocation is 26% equities, 54% fixed income, and 20% alternative investments. The Company has chosen to implement a strategy, known as Liability Driven Investing (“LDI”), by increasing the liability matching investments as the funded status of the pension plans improve. In 2018, the Company modified its LDI strategy by decreasing the liability matching fixed income investments portfolio from 65% to 54% in 2018. The OPEB plans generally use the same pension fixed income and equity investment managers and utilize the same overall investment strategy as the pension plans, except there is no allocation to alternative investments and the OPEB plans have a target asset allocation of 70% equities and 30% fixed income. Due to the funded status of the NDT and recent overall market performance, PNM re-balanced the NDT investment portfolio to a target of 85% fixed income (debt) securities. The re-balancing was completed in January 2018 and increases the exposure of the NDT investment portfolio to interest rate risk. Declines in market values could result in increased funding of the trusts, the recognition of losses as impairments for the NDT and mine reclamation trusts, and additional expense for the benefit plans. In addition, a change in GAAP requires that all changes in the fair value of equity securities recorded on the Company’s balance sheet be reflected in earnings beginning in 2018, which results in increased volatility in earnings.

Impairments of goodwill and long-lived assets of PNMR, PNM, and TNMP could adversely affect the Company’s business, financial position, liquidity, and results of operations.

The Company annually evaluates recorded goodwill for impairment. See Note 19 and the Critical Accounting Policies and Estimates section of MD&A. Long-lived assets are also assessed whenever indicators of impairment exist. Factors that affect the long-term value of these assets, including treatment by regulators in ratemaking proceedings, as well as other economic and market conditions, could result in impairments. Significant impairments could adversely affect the Company’s business, financial position, liquidity, and results of operations.

PNM’s PVNGS leases describe certain events, including “Events of Loss” and “Deemed Loss Events”, the occurrence of which could require PNM to take ownership of the underlying assets and pay the lessors for the assets.

The “Events of Loss” generally relate to casualties, accidents, and other events at PVNGS, including the occurrence of specified nuclear events, which would severely adversely affect the ability of the operating agent, APS, to operate, and the ability of PNM to earn a return on its interests in PVNGS.  The “Deemed Loss Events” consist primarily of legal and regulatory changes (such as issuance by the NRC of specified violation orders, changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). PNM believes that the probability of such “Events of Loss” or “Deemed Loss Events” occurring is remote for the following reasons: (1) to a large extent, prevention of “Events of Loss” and some “Deemed Loss Events” is within the control of the PVNGS participants through the general PVNGS operational and safety oversight process; and (2) other “Deemed Loss Events” would involve a significant change in current law and policy. PNM is unaware of any proposals pending or being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events. See Note 8.

The impacts and implementation of United States tax reform legislation may negatively impact PNMR’s, PNM’s, and TNMP’s businesses, financial position, results of operations, and cash flows.

On December 22, 2017, comprehensive changes in United States federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). Among other things, the Tax Act reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018, eliminates federal bonus depreciation for utilities, and limits interest deductibility for non-utility business activities and the deductibility of certain officer compensation. During 2018, the IRS issued additional guidance related to certain officer compensation and proposed regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, the IRS issued proposed regulations interpreting Tax Act amendments to depreciation provisions of the Internal Revenue Code that allow the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which provides guidance to address the application of GAAP to reflect the Tax Act in circumstances where all information and analysis of the Tax Act was not yet available or complete. This bulletin provided for up to a one-year period in which to complete the required analyses and accounting for the impacts of the Tax Act.

In accordance with GAAP, as of December 31, 2017, the Company adjusted its deferred tax assets and liabilities resulting in increases in regulatory liabilities related to adjustments of net deferred tax liabilities associated with regulated activities, which are being returned to PNM’s and TNMP’s ratepayers over time, and increased income tax expense related to adjustments of net deferred tax assets related to items excluded from regulated activities. During 2018, the Company completed its analysis of the Tax Act resulting in certain adjustments being recorded at PNMR, PNM, and TNMP. These adjustments resulted primarily from differences between the estimated amounts recorded as of December 31, 2017 and the actual amounts reflected in the Company’s 2017 tax return filing. The Company also recorded adjustments to reflect the impacts of proposed regulations and interpretations discussed above.

The Company believes that the impacts of the Tax Act will not significantly impact the future earnings of regulated activities due to the ratemaking process. However, cash flows will be reduced in the near term due to less cash being received from customer billings as the benefits of the reduced corporate income tax are passed on to ratepayers, but without a corresponding reduction in income taxes paid due to the Company having a net operating loss carryforward for income taxes purposes. In addition, the income tax benefit of net losses for the unregulated activities of PNMR will be negatively impacted by the reduced rate.

It is possible that further changes to U.S. Treasury regulations, IRS interpretations of the provisions of the Tax Act, actions by the NMPRC, PUCT, and FERC could cause the Company’s expectations of the impacts of the Tax Act to change. Any such change could adversely affect the Company’s financial position, results of operations, and cash flows.

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

•
Provisions specifying that only a majority of the Board, the chairman of the Board, the chief executive officer, or holders of at least one-tenth of all of PNMR’s shares entitled to vote may call a special meeting of shareholders

Under the New Mexico Public Utility Act, NMPRC approval is required for certain transactions that may result in PNMR’s change in control or exercise of control, including ownership of 10% or more of PNMR’s voting stock. PUCT approval is required for changes to the ownership of TNMP or its parent and certain other transactions relating to TNMP. Certain acquisitions of PNMR’s outstanding voting securities also require FERC approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
PNMR
The significant properties owned by PNMR include those owned by PNM and TNMP and are disclosed below.
PNM
See Sources of Power in Part I, Item. 1 Business above for information on PNM’s owned and leased capacity in electric generating stations. As of December 31, 2018, PNM owned, or jointly owned, 3,206 miles of electric transmission lines, 6,067 miles of distribution overhead lines, 5,885 miles of underground distribution lines (excluding street lighting), and 255 substations. PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private, and Native American lands. PNM owns and leases interests in PVNGS Units 1 and 2 and related property, communication, office and other equipment, office space, vehicles, and real estate. PNM also owns service and office facilities throughout its service territory. See Note 8 for additional information concerning leases.
TNMP
TNMP’s facilities consist primarily of transmission and distribution facilities located in its service areas. TNMP also owns and leases vehicles, service facilities, and office locations throughout its service territory. As of December 31, 2018, TNMP owned 997 miles of overhead electric transmission lines, 7,151 miles of overhead distribution lines, 1,260 miles of underground distribution lines, and 122 substations. Substantially all of TNMP’s property is pledged to secure its first mortgage bonds. See Note 7.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16 and Note 17 for information related to the following matters for PNMR, PNM, and TNMP, incorporated in this item by reference.

Note 16

•	The Clean Air Act – Regional Haze – NEE Complaint

•	The Clean Air Act – Regional Haze – December 2018 Compliance Filing

•	The Clean Air Act – Regional Haze – Four Corners – Four Corners Federal Agency Lawsuit

•	WEG v. OSM NEPA Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Coal Combustion Residuals Waste Disposal

•	Continuous Highwall Mining Royalty Rate

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Navajo Nation Allottee Matters

Note 17

•	PNM – New Mexico 2015 Rate Case

•	PNM – Renewable Portfolio Standard

•	PNM – Renewable Energy Rider

•	PNM – Energy Efficiency and Load Management

•	PNM – Integrated Resource Plans

•	PNM – Cost Recovery Related to Joining the EIM

•	PNM – Facebook, Inc. Data Center Project

•	TNMP – Transmission Cost of Service Rates

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

SUPPLEMENTAL ITEM – EXECUTIVE OFFICERS OF PNM RESOURCES, INC.
All officers are elected annually by the Board of PNMR. Executive officers, their ages as of February 22, 2019 and offices held with PNMR for the past five years are as follows:

Name	Age	Office	Initial Effective Date
P. K. Collawn	60	Chairman, President, and Chief Executive Officer	January 2012
C. N. Eldred	65	Executive Vice President and Chief Financial Officer	July 2007
P. V. Apodaca	67	Senior Vice President, General Counsel, and Secretary	January 2010
R. N. Darnell	61	Senior Vice President, Public Policy	January 2012
C. M. Olson	61	Senior Vice President, Utility Operations	February 2018
		Vice President, Utility Operations	December 2016
		Vice President, Generation – PNM	November 2012
J. D. Tarry	48	Vice President, Controller and Treasurer	September 2018
		Vice President, Finance and Controller	February 2017
		Vice President, Corporate Controller, and Chief Information Officer	April 2015
		Vice President, Customer Service and Chief Information Officer	May 2012

PART II

ITEM 5.	MARKET FOR PNMR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange under the symbol “PNM”.

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.2425 per share in July 2017 and $0.2650 per share in July 2018, which are reflected as being in the second quarter above. The Board declared dividends on common stock considered to be for the third quarter of $0.2425 per share in September 2017 and $0.2650 per share in September 2018, which are reflected as being in the third quarter above. On February 22, 2019, the Board declared a quarterly dividend of $0.29 per share. PNMR targets a long-term dividend payout ratio of 50% to 60% of ongoing earnings, which is a non-GAAP financial measure that excludes from earnings determined in accordance with GAAP certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.
On February 22, 2019, there were 12,970 holders of record of PNMR’s common stock. All of the outstanding common stock of PNM and TNMP is held by PNMR.
See Note 6 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.
See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Preferred Stock
PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2018 and 2017. PNMR and TNMP do not have any preferred stock outstanding.
Sales of Unregistered Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data and comparative operating statistics for PNMR should be read in conjunction with the Consolidated Financial Statements and Notes thereto and MD&A.

PNM RESOURCES, INC. AND SUBSIDIARIES
	2018	2017	2016	2015	2014
	(In thousands except per share amounts and ratios)
Total Operating Revenues	$1,436,613	$1,445,003	$1,362,951	$1,439,082	$1,435,853
Net Earnings	$101,282	$95,419	$131,896	$31,078	$130,909
Net Earnings Attributable to PNMR	$85,642	$79,874	$116,849	$15,640	$116,254
Net Earnings Attributable to PNMR per Common Share
Basic	$1.07	$1.00	$1.47	$0.20	$1.46
Diluted	$1.07	$1.00	$1.46	$0.20	$1.45
Cash Flow Data
Net cash flows from operating activities	$428,226	$523,462	$408,283	$395,045	$414,876
Net cash flows from investing activities	$(475,724)	$(466,163)	$(699,375)	$(544,528)	$(485,329)
Net cash flows from financing activities	$45,646	$(58,847)	$242,392	$175,431	$96,194
Total Assets	$6,865,551	$6,646,103	$6,471,080	$6,009,328	$5,790,237
Long-Term Debt, including current installments	$2,670,111	$2,437,645	$2,392,712	$2,091,948	$1,962,385
Common Stock Data
Market price per common share at year end	$41.09	$40.45	$34.30	$30.57	$29.63
Book value per common share at year end	$21.20	$21.28	$21.04	$20.78	$21.61
Tangible book value per share at year end	$17.70	$17.79	$17.55	$17.28	$18.12
Average number of common shares outstanding – diluted	80,012	80,141	80,132	80,139	80,279
Dividends declared per common share	$1.0850	$0.9925	$0.9025	$0.8200	$0.7550
Capitalization
PNMR common stockholders’ equity	38.6%	40.9%	41.1%	44.0%	46.6%
Preferred stock of subsidiary, without mandatory redemption requirements	0.3	0.3	0.3	0.3	0.3
Long-term debt	61.1	58.8	58.6	55.7	53.1
	100.0%	100.0%	100.0%	100.0%	100.0%

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2018	2017	2016	2015	2014
	(In thousands)
PNM Revenues
Residential	$433,009	$419,105	$395,490	$427,958	$411,412
Commercial	408,333	408,354	394,150	437,279	428,085
Industrial	61,119	58,851	56,650	75,308	73,002
Public authority	21,688	23,604	23,174	26,202	25,278
Economy service	26,764	30,645	31,121	35,132	39,123
Transmission	54,280	45,932	34,267	33,216	38,284
Firm-requirements wholesale	—	4,468	22,497	31,263	38,313
Other sales for resale (1), (2)	76,168	101,897	70,375	63,195	82,508
Mark-to-market activity	(1,051)	1,317	(1,645)	(5,270)	5,996
Other miscellaneous (2)	14,098	10,057	9,834	6,912	5,913
Alternative revenue programs (3)	(2,443)	—	—	—	—
Total PNM Revenues	$1,091,965	$1,104,230	$1,035,913	$1,131,195	$1,147,914
TNMP Revenues
Residential	$130,288	$126,587	$124,462	$120,771	$114,826
Commercial	111,261	106,503	103,174	102,956	99,701
Industrial	17,317	18,140	17,427	16,316	15,049
Other miscellaneous	81,583	89,543	81,975	67,844	58,363
Alternative revenue programs (3)	4,199	—	—	—	—
Total TNMP Revenues	$344,648	$340,773	$327,038	$307,887	$287,939

(1) Includes sales to Tri-State under hazard sharing agreement (Note 17).
(2) Beginning in 2018, $7.6 million of sales related to the SJGS 65 MW are classified as other miscellaneous revenue from contracts with customers (Note 4).
(3) Beginning in 2018, alternative revenue programs include recovery or refund provisions under PNM’s renewable energy rider; true-ups to PNM’s formula transmission rates, and TNMP’s AMS surcharge, and transmission cost recovery factor; the impacts of the PUCT’s January 25, 2018 order regarding the change in the federal corporate income tax rate in 2018 at TNMP; and the energy efficiency incentive bonuses at PNM and TNMP (Note 4).

PNM MWh Sales
Residential	3,250,560	3,136,066	3,189,527	3,185,363	3,169,071
Commercial	3,814,659	3,774,417	3,831,295	3,800,472	3,874,292
Industrial	879,308	850,914	875,109	957,308	984,130
Public authority	241,238	250,500	249,860	246,496	251,187
Economy service	667,288	722,501	805,733	796,430	758,629
Firm-requirements wholesale (1)	—	87,600	429,345	444,495	527,597
Other sales for resale (2)	2,525,220	3,632,137	2,899,322	2,110,947	2,271,480
Total PNM MWh Sales	11,378,273	12,454,135	12,280,191	11,541,511	11,836,386
TNMP MWh Sales
Residential	3,094,965	2,936,291	2,933,938	2,912,019	2,802,768
Commercial	3,186,788	2,793,263	2,742,366	2,654,102	2,583,664
Industrial	3,681,480	3,202,528	2,976,800	2,804,919	2,708,151
Other	100,300	94,767	98,596	100,999	102,118
Total TNMP MWh Sales	10,063,533	9,026,849	8,751,700	8,472,039	8,196,701

(1) Decrease in 2018 and 2017 reflects the loss of NEC as a wholesale generation customer (Note 17).
(2) Includes sales to Tri-State under hazard sharing agreement (Note 17).

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2018	2017	2016	2015	2014
PNM Customers
Residential	470,192	465,950	462,921	459,353	455,907
Commercial	57,000	56,655	56,357	56,107	55,853
Industrial	236	239	247	250	249
Economy service	1	1	1	1	1
Other sales for resale	39	36	36	39	39
Other	932	931	887	908	911
Total PNM Customers	528,400	523,812	520,449	516,658	512,960
TNMP Consumers
Residential	210,696	207,788	204,744	202,359	199,963
Commercial	40,508	39,814	39,817	39,014	38,033
Industrial	88	82	66	70	70
Other	1,924	1,948	1,993	2,018	2,044
Total TNMP Consumers	253,216	249,632	246,620	243,461	240,110
PNM Generation Statistics
Net Capability – MW, including PPAs (1)	2,661	2,580	2,791	2,787	2,707
Coincidental Peak Demand – MW	1,885	1,843	1,908	1,889	1,878
Average Fuel Cost per MMBTU	$1.808	$1.704	$1.821	$2.168	$2.415
BTU per KWh of Net Generation	10,193	10,396	9,975	10,456	10,422

(1) Amounts are reflective of the shutdown of SJGS Units 2 and 3 in December 2017 and restructured ownership of SJGS Unit 4 as of December 31, 2017.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
MD&A FOR PNMR
EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 782,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
Strategic Goals
PNMR is focused on achieving three key strategic goals:

•	Earning authorized returns on regulated businesses

•	Delivering at or above industry-average earnings and dividend growth

•	Maintaining solid investment grade credit ratings

In conjunction with these goals, PNM and TNMP are dedicated to:

•	Maintaining strong employee safety, plant performance, and system reliability

•	Delivering a superior customer experience

•	Demonstrating environmental stewardship in business operations, including reducing CO2 emissions

•	Supporting the communities in their service territories

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

•
Inclusion of the January 2016 purchase of the assets underlying three leases of capacity, totaling 64.1 MW, of PVNGS Unit 2 (Note 8) at an initial rate base value of $83.7 million, compared to PNM’s request for recovery of the fair market value purchase price of $163.3 million; and disallowance of the recovery of the undepreciated costs of capitalized improvements made during the period the 64.1 MW was being leased by PNM, which costs totaled $43.8 million when the order was issued

•
Disallowance of the recovery of any future contributions for PVNGS decommissioning costs related to the 64.1 MW of capacity in PVNGS Unit 2 purchased in January 2016 and the 114.6 MW of the leased capacity in PVNGS Units 1 and 2 that were extended for eight years beginning January 15, 2015 and 2016 (Note 8)

•
Disallowance of recovery of the costs associated with converting SJGS Units 1 and 4 to BDT, which is required by the NSR permit for SJGS (Note 16); PNM’s share of the costs of installing the BDT equipment was $52.3 million, $40.0 million of which PNM requested be included in rate base in the NM 2015 Rate Case

On September 30, 2016, PNM filed a notice of appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. PNM is appealing the NMPRC’s determination that PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing BDT equipment on SJGS Units 1 and 4. PNM’s appeal includes the following specific elements of the NMPRC’s order:

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

PNM evaluated the accounting consequences of the order in the NM 2015 Rate Case and the likelihood of being successful on the issues it is appealing in the NM Supreme Court as required under GAAP. The evaluation indicated it is reasonably possible that PNM will be successful on the issues it is appealing. If the NM Supreme Court rules in PNM’s favor on some or all of the issues, those issues would be remanded back to the NMPRC for further action. PNM originally estimated that it would take a minimum of 15 months from September 30, 2016 for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. Accordingly, PNM recorded pre-tax regulatory disallowances of $11.3 million representing capital cost recovery for the period October 1, 2016 through December 31, 2017 on its investments that the order disallowed, as well as amounts recorded as regulatory assets and deferred charges that the order disallowed and which PNM did not challenge in its appeal. PNM has periodically updated its estimate of the time frame necessary to resolve these matters resulting in additional pre-tax disallowances of $3.1 million and $4.0 million being recorded in 2017 and 2018. PNM’s aggregate pre-tax losses of $18.4 million assume the NM Supreme Court will issue a decision and that any remanded issues will be addressed by the NMPRC by April 30, 2019. Additional losses will be recorded if the currently estimated time frame for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues is further extended.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudently incurred and that PNM is entitled to full recovery of those investments through the ratemaking process. If PNM’s appeal is unsuccessful, PNM would record additional pre-tax losses related to any unsuccessful issues. The December 31, 2018 book values of PNM’s investments that the order disallowed, after considering the losses recorded to date, were $73.3 million for the 64.1 MW of purchased capacity in PVNGS Unit 2, $38.0 million for the PVNGS Unit 2 disallowed capital improvements, and $50.0 million for the BDT equipment.

PNM does not believe that the likelihood of the cross-appeals being successful is probable. However, if the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any cost recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $146.1 million (which amount includes $73.3 million that is the subject of PNM’s appeal discussed above), after considering the losses recorded through December 31, 2018. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners, and “prepaid pension asset” in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have a financial impact to PNM.

New Mexico 2016 Rate Case – On January 16, 2018, the NMPRC issued an order that authorized PNM to implement an increase in base non-fuel rates of $10.3 million. PNM implemented 50% of the approved increase for service rendered, rather than bills sent, beginning February 1, 2018 and implemented the rest of the increase for service rendered beginning January 1, 2019. This order was on PNM’s application for a general increase in retail electric rates (the “NM 2016 Rate Case”) filed in December 2016. PNM’s December 2016 application requested an increase in base non-fuel revenues of $99.2 million based on a FTY beginning January 1, 2018 and did not include a request to recover any of the costs disallowed in the NM 2015 Rate Case that are at issue in PNM’s pending appeal to the NM Supreme Court. The primary drivers of the revenue deficiency in PNM’s application were:

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

Extensive proceedings before the NMPRC were conducted in December 2017 and January 2018 as described in Note 17. Ultimately, the NMPRC’s January 16, 2018 order approved the Certification of Stipulation with certain changes, which included allowing PNM to recover its $148.1 million of investments in SCR and other projects at Four Corners with a debt-only return (but maintaining the recommended disallowance of an equity return), deferring further consideration regarding the prudency of PNM’s decisions to continue its participation in Four Corners to PNM’s next general rate case, requiring the impacts of changes related to the reduction in the federal corporate income tax rate and PNM’s cost of debt (aggregating an estimated $47.6 million) be implemented in 2018 rather than January 1, 2019, and requiring PNM to reduce its requested $62.3 million increase in non-fuel revenues by $4.4 million.

GAAP required PNM to recognize a loss reflecting that it will earn a debt-only return on $148.1 million of investments at Four Corners rather than a full return. Accordingly, PNM recorded a pre-tax regulatory disallowance of $27.9 million as of December 31, 2017.

On February 7, 2018, NEE filed a notice of appeal with the NM Supreme Court asking the court to review the NMPRC’s decisions in the NM 2016 Rate Case. Several parties to the case participated in the appeal as intervenor-appellees in support of the NMPRC’s final decisions in the case. On November 15, 2018, NEE filed an unopposed motion to withdraw its appeal, which was approved by the NM Supreme Court. This matter is now concluded.

TNMP 2018 Rate Case – On December 20, 2018, the PUCT approved an unopposed settlement stipulation allowing TNMP to increase annual base rates by $10.0 million effective January 1, 2019. TNMP’s original application, which was filed with the PUCT on May 30, 2018, (the “TNMP 2018 Rate Case”), requested an annual increase to base rates of $25.9 million based on a ROE of 10.5%, a cost of debt of 7.2%, and a capital structure comprised of 50% debt and 50% equity. TNMP’s request included $7.7 million of new rate riders to recover Hurricane Harvey restoration, rate case, and additional vegetation management costs. The application also included a request for increased depreciation rates and the integration of revenues currently recorded under the AMS rider, as well as collection of other unrecovered AMS investments, into base rates. In 2017, TNMP recorded revenues of $21.8 million under the AMS rider. The TNMP 2018 Rate Case application also proposed to return the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers and to reduce its federal corporate income tax rate to 21%. On November 2, 2018, TNMP and other parties to the case filed an unopposed settlement agreement that reduced the requested increase to base rates to $10.0 million based on a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. The approved settlement integrates revenues previously recorded under the AMS rider into base rates, including recovery of other unrecovered AMS costs, adjusts how TNMP will return the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers, grants TNMP’s request for updated depreciation rates, and provides for a new rider to recover Hurricane Harvey restoration costs. As discussed below, the new rider for Hurricane Harvey restoration costs will be offset by 2018 tax savings resulting from the reduction in the federal corporate income tax rate and collected from customers over a period of no more than five years beginning on the effective date of new rates. The approved settlement excludes from rate base certain transmission investments that were requested in TNMP’s original filing. These transmission investments were subsequently included in TNMP’s January 2019 transmission cost of service filing, which is pending before the PUCT.

San Juan Generating Station Unit 1 Outage – On March 17, 2018, a coal silo used to supply fuel to SJGS Unit 1 collapsed resulting in an outage. PNM initiated a review of the cause of the outage and promptly contacted the staff of the NMPRC to inform them of the event. To minimize the operational and financial impacts of this event, PNM accelerated the fall 2018 planned outage on Unit 1 to be performed while the unit was out of service for this event. Repairs necessary to return Unit 1 to service were completed by July 5, 2018. The majority of the damages to the facility related to the coal silo collapse have been reimbursed under an existing property insurance policy that covers SJGS, subject to a deductible of $2.0 million.  PNM’s cost of repairs subject to the deductible was $1.0 million, reflecting PNM’s 50% ownership interest in SJGS Unit 1.
On April 12, 2018, NEE filed a petition (jointly with certain other organizations) requesting that the NMPRC order an investigation into the SJGS Unit 1 event.  Pursuant to an NMPRC order, PNM filed a response on May 8, 2018 indicating that it used best practices when inspecting the SJGS coal silos during planned outages, that the damage to SJGS Unit 1 was repairable and could be made in a timely manner, that all but a limited amount of cost of the repairs are reimbursable under an existing insurance policy, and that further proceedings on the matter were unnecessary. On May 31, 2018, NMPRC staff preliminary recommended that the NMPRC not allow PNM to recover any costs associated with the SJGS Unit 1 coal silo repairs, including the cost of preventing similar failures on other SJGS coal silos, and that PNM reimburse customers for the loss of off-system sales during the time SJGS Unit 1 was in outage. On October 9, 2018, PNM filed a motion with the NMPRC requesting the inquiry docket be closed and stating the NMPRC staff’s proposal that PNM be required to absorb all losses related to the event, including the loss of off-system sales, is unwarranted and would result in piecemeal ratemaking. On November 15, 2018, the NMPRC staff filed a response to PNM’s motion proposing the investigation be closed provided, among other things, that PNM agree to hold customers harmless for PNM’s share of the uninsured costs to repair SJGS for the event. In its response, PNM agreed that it would not seek recovery of the uninsured costs to repair the units. The NMPRC issued a final order to close the docket on December 5, 2018.
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

In February 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). In March 2018, the Hearing Examiner issued a recommended decision finding that PNM had not proven a net public benefit in the case and recommending the NMPRC not approve the application. In April 2018, PNM filed a statement on exceptions to the recommended decision indicating, among other things, that PNM disagreed with the finding that the record did not demonstrate a net public benefit to customers, but that PNM would not take exception to a recommendation to not approve the application. On April 11, 2018, the NMPRC adopted an order accepting the recommended decision and disapproving PNM’s application. The order also indicated PNM’s next energy efficiency plan filing should include a proposal for an AMI pilot project.

Rate Riders and Interim Rate Relief – The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. This permits more timely recovery of investments. The PUCT has also approved riders that allow TNMP to recover amounts related to AMS, energy efficiency, third-party transmission costs, and the CTC. As discussed above, the approved settlement agreement in the TNMP 2018 Rate Case authorizes TNMP to integrate revenues historically recorded under the AMS rider into base rates and to establish a new rate rider to collect Hurricane Harvey restoration costs. The new rider will be offset by 2018 savings resulting from the reduction in the federal corporate income tax rate and will be collected over a period of no more than five years. The NMPRC has approved PNM recovering fuel costs through the FPPAC, as well as rate riders for renewable energy and energy efficiency that allow for more timely recovery of investments and improve PNM’s ability to earn its authorized return.

Cost Recovery Related to Joining the EIM – In 2018, PNM completed a cost-benefit analysis that indicated PNM’s participation in the California Independent System Operator Western Energy Imbalance Market (“EIM”) would provide substantial benefits to retail customers. In August 2018, PNM filed an application with the NMPRC requesting, among other things, authorization to recover the cost of initial capital investments and to establish a regulatory asset to recover other expenses that would be incurred in order to join the EIM. PNM’s application proposes recovery of the costs incurred to join the EIM would be recovered beginning on the effective date of new rates in PNM’s next general rate case and that the benefits of participating in the EIM be credited to retail customers through PNM’s existing FPPAC. A public hearing was held on December 12, 2018. On December 19, 2018, the NMPRC issued an order approving the establishment of a regulatory asset to recover PNM’s cost of joining the EIM. On January 17, 2019, ABCWUA filed a motion to reopen the case and to reconsider the NMPRC’s order approving the establishment of a regulatory asset. On February 6, 2019, the NMPRC issued an order granting rehearing and vacating the December 19, 2018 order. On February 24, 2019, Western Resource Advocates, and the Coalition for Clean and Affordable Energy filed a motion for an expedited final order, which was supported by PNM and other parties and opposed by ABCWUA.  On February 27, 2019, the NMPRC issued a procedural order that appoints a hearing examiner and requires the hearing examiner to report to the NMPRC, by March 13, 2019, on whether the matter should be reopened. PNM cannot predict the outcome of this matter.

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
Delivering At or Above Industry-Average Earnings and Dividend Growth
PNMR’s strategic goal to deliver at or above industry-average earnings and dividend growth enables investors to realize the value of their investment in the Company’s business. PNMR’s current target is 5% to 6% earnings and dividend growth for the period 2018 through 2022. PNMR’s earnings and dividend target for the year ending December 2022 includes assumptions about potential capital expenditures that would be incremental to construction expenditures discussed below in Liquidity and Capital Resources - Capital Requirements. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.

PNMR targets a dividend payout ratio in the 50% to 60% range of its ongoing earnings. PNMR expects to provide at or above industry-average dividend growth in the near-term and to manage the payout ratio to meet its long-term target. The Board will continue to evaluate the dividend on an annual basis, considering sustainability and growth, capital planning, and industry standards. The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
December 2015	10%
December 2016	10%
December 2017	9%
December 2018	9%

Maintaining Solid Investment Grade Credit Ratings

The Company is committed to maintaining solid investment grade credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. In January 2018, S&P changed the outlook for PNMR, PNM, and TNMP from stable to negative. In June 2018, Moody’s changed the outlook for PNMR and PNM from positive to stable and maintained a stable outlook for TNMP.

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

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2016 to 2018 period, PNM and TNMP together invested $1,501.7 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. PNM completed the 40 MW natural gas-fired La Luz peaking generating station located near Belen, New Mexico in December 2015. PNM also completed installation of SNCR and BDT equipment on SJGS Units 1 and 4 in early 2016 and the addition of 40 MW of PNM-owned solar-PV facilities in 2015. In addition, on January 15, 2016, PNM completed the $163.3 million acquisition of 64.1 MW of capacity in PVNGS Unit 2 that had previously been leased to PNM. During 2018 and 2019, PNM will construct an additional 50 MW of PNM-owned PV facilities, which were approved by the NMPRC in PNM’s 2018 renewable energy procurement plan. The 50 MW PV facilities are expected to be in commercial operations by December 2019 at a cost not to exceed $73.0 million. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico has the 2nd highest technical potential of the 48 contiguous states for utility scale solar photovoltaics as noted in 2015 by the National Renewable Energy Laboratory, while New Mexico is 6th for technical potential for land-based wind. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. The formation of this joint venture provides a more efficient use of PNMR’s capital to support new renewable investment opportunities while maintaining the necessary capital to support investments required by regulated jurisdictions. NMRD’s current renewable energy capacity in operation is 33.9 MW, which includes 30 MW of solar-PV facilities required to supply energy to the Facebook data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, and 2.0 MW to supply energy to the Central New Mexico Electric Cooperative. In August 2018, the NMPRC approved PNM’s request to enter into two additional 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be constructed by NMRD to supply power to Facebook. NMRD is required to obtain FERC approval of the PPAs. Subject to FERC approval, these facilities are expected to be in commercial operation by June 2020. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. PNM filed its 2017 IRP on July 3, 2017. Under the NMPRC’s order concerning SJGS’ compliance with the BART requirements of the CAA discussed in Note 16, PNM was required to make a filing in 2018 to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after June 30, 2022. The 2017 IRP analyzed several scenarios utilizing assumptions that PNM continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP include:

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

On October 26, 2018, the Hearing Examiner issued a recommended decision recommending that the NMPRC accept PNM’s 2017 IRP as compliant with the applicable statute and NMPRC rules. On December 19, 2018, the NMPRC issued a final order accepting the Hearing Examiner’s recommended decision. On January 18, 2019, The Board of the County of Commissioners for San Juan County, New Mexico, the City of Farmington, New Mexico, and other parties filed a Notice of Appeal with the NM Supreme Court regarding the NMPRC’s final order in PNM’s 2017 IRP. Statements of Issues in the appeal must be filed by March 9, 2019. On January 18, 2019, NEE submitted a motion requesting the NMPRC reconsider its acceptance of PNM’s 2017 IRP filing alleging informational inadequacy and deficiencies in PNM’s filing. On January 29, 2019, PNM submitted a filing to the NMPRC in response to NEE’s motion for reconsideration. In its response, PNM stated that the issues raised by NEE had already been considered and rejected by the NMPRC in its December 19, 2018 final order and that the NMPRC lacks jurisdiction over the matters because the NMPRC’s final order has been appealed to the NM Supreme Court. The NMPRC did not take action on NEE’s motion for reconsideration. On February 19, 2019, NEE filed a motion with the NM Supreme Court to intervene in the appeal and to seek remand of the matter to the NMPRC. PNM plans to file a response to NEE’s motion by March 6, 2019. PNM cannot predict the outcome of this matter.

See additional discussion of PNM’s December 2018 Compliance Filing regarding SJGS below and in Notes 16 and 17.
Environmentally Responsible Power
PNMR has a long-standing record of environmental stewardship. PNM’s environmental focus is in three key areas:

•	Developing strategies to provide reliable and affordable power while transforming PNM’s generation resources to a cleaner energy portfolio by reducing CO2 emissions

•	Preparing PNM’s system to meet New Mexico’s increasing renewable energy resources as cost-effectively as possible

•	Increasing energy efficiency participation

PNMR’s Sustainability Portal provides key environmental and sustainability information related to PNM’s and TNMP’s operations and is available at http://www.pnmresources.com/about-us/sustainability-portal.aspx. The portal also contains a Climate Change Report, which outlines plans to be coal-free by 2031 (subject to regulatory approval). This would enable PNM to achieve its goal of 70% of its electricity generation being carbon-free by 2032 and to reduce GHG by 87% in 2040 when compared to 2005 baseline levels.

SJGS

Regional Haze Rule Compliance Plan – In December 2015, PNM received NMPRC approval for the plan to comply with the EPA regional haze rule at SJGS that minimizes the cost impact to customers while still achieving broad environmental benefits. Under the approved plan, the installation of SNCRs on SJGS Units 1 and 4 was completed in early 2016 and Units 2 and 3 were retired in December 2017. The plan provides for similar visibility improvements, but at a lower cost to PNM customers than a previous EPA ruling that would have required the installation of more expensive SCRs on all four units at SJGS. The plan has the added advantage of reducing other emissions in addition to NOx, including SO2, particulate matter, CO2, and mercury, as well as significantly reducing water usage. Additional information is contained in Note 16.

The December 2015 order also provided, among other things, that:

•
PNM was granted a CCN to acquire an additional 132 MW in SJGS Unit 4 as a jurisdictional resource to serve New Mexico customers effective January 1, 2018; PNM is prohibited from seeking recovery of any undepreciated investment in the 132 MW interest in the event SJGS Unit 4 is abandoned

•	PNM was granted a CCN for 134 MW of PVNGS Unit 3 as a jurisdictional resource to serve New Mexico customers beginning January 1, 2018

•	PNM was authorized to acquire 65 MW of SJGS Unit 4 as merchant utility plant

•
PNM was required to make a filing with the NMPRC no later than December 31, 2018 to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after June 30, 2022. PNM’s filing was required to be made before PNM entered into a binding commitment to extend the SJGS CSA beyond its scheduled June 30, 2022 expiration date but after PNM had received firm pricing and other terms for the extended supply of coal to SJGS, unless PNM does not propose to pursue an extended SJGS CSA. See additional discussion in Note 16 and below under December 2018 Compliance Filing.

NEE filed a notice of appeal with the NM Supreme Court of the NMPRC’s December 2015 order. On March 5, 2018, the NM Supreme Court issued its opinion affirming the NMPRC’s December 2015 order, thereby denying NEE’s appeal. This matter is now concluded.

December 2018 Compliance Filing – The NMPRC’s December 16, 2015 order required that PNM make a filing setting forth PNM’s recommendation, along with supporting testimony and exhibits, to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after June 30, 2022 (the “December 2018 Compliance Filing”). The December 2018 Compliance Filing was required to be made before PNM entered into a binding commitment for post-2022 coal supply, but after PNM had received firm pricing and other terms for the supply of coal, unless PNM did not intend to pursue an agreement for post-2022 coal supply at SJGS. The NMPRC’s December 16, 2015 order also indicated that PNM’s 65 MW interest in SJGS Unit 4 is excluded from being used as a resource to serve PNM’s retail customers and that PNM is prohibited from recovering any undepreciated investment of its 132 MW jurisdictional interest in the event SJGS Unit 4 is abandoned. PNM is currently depreciating all its investments in SJGS through 2053, the expected life of SJGS approved by the NMPRC.

PNM submitted the December 2018 Compliance Filing to the NMPRC on December 31, 2018 indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS (subject to future NMPRC approval) after the current SGJS CSA expires in mid-2022. The December 2018 Compliance Filing also indicates that all of the SJGS owners except for Farmington have provided written notice that they do not intend to extend the SJGS operating agreements beyond their June 30, 2022 expiration dates and that PNM has provided written notice to SJCC that PNM does not intend to extend the SJGS CSA beyond June 30, 2022. The December 2018 Compliance Filing also requested the NMPRC’s December 16, 2015 order remain closed, and that PNM anticipates it will have sufficient information by the end of the second quarter of 2019 to support a consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022 and for approval of CCNs, PPAs, or other applicable approvals, for resources to replace PNM’s capacity in SJGS. On January 30, 2019, the NMPRC approved an order initiating a proceeding and requiring PNM to submit an application for the abandonment of PNM’s share of SJGS in 2022 by March 1, 2019. On February 7, 2019, PNM filed a motion requesting the NMPRC vacate the

January 30, 2019 order and extend the deadline for PNM’s abandonment filing until the end of the second quarter of 2019, which was deemed denied. On February 27, 2019, PNM filed a petition with the NM Supreme Court stating that the requirements of the January 30, 2019 order exceed the NMPRC’s authority by, among other things, mandating PNM to make a filing that is legally voluntary, and that the order is contrary to NMPRC precedent which requires abandonment applications to also include identified replacement resources and other information that will not be available to PNM by March 1, 2019. PNM’s petition also requested the NM Supreme Court stay the January 30, 2019 order until after June 14, 2019. On March 1, 2019, the NM Supreme Court granted a temporary stay of the NMPRC’s order and will consider the merits of PNM’s petition after receiving responses, which are due by March 19, 2019.  PNM cannot predict the outcome of this matter.

GAAP requires PNM to periodically test the recoverability of its investments, including investments in the SJGS. In accordance with GAAP, PNM tested its investments in SJGS for recoverability as of December 31, 2018 and determined that PNM’s 132 MW jurisdictional and 65 MW merchant interests are impaired. At December 31, 2018, PNM recorded a pre-tax loss for amounts that cannot be recovered from customers of approximately $35.0 million for PNM’s 132 MW jurisdictional and 65 MW merchant interests in SJGS Unit 4, which are reflected as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings. PNM also was required to remeasure its liability for coal mine reclamation for the mine that serves SJGS to reflect that reclamation activities may occur sooner than previously anticipated. This remeasurement increased PNM’s liability for coal mine reclamation as of December 31, 2018 by $39.2 million, resulting in a pre-tax loss of $29.8 million for amounts that cannot be recovered from customers. See additional discussions of PNM’s December 2018 Compliance Filing and the increase in PNM’s estimated liability for coal mine reclamation in Note 16.

The December 2018 Compliance Filing and the 2017 IRP are not final determinations of PNM’s future generation portfolio.  Retiring PNM’s share of SJGS would require future NMPRC approval.  PNM will also be required to obtain NMPRC approval of replacement power resources through CCN, PPA, or other applicable filings. The financial impact of an early retirement of SJGS and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the economic impact of a potential SJGS abandonment on the area surrounding the plant and related mine, as well as overall political and economic conditions in New Mexico. PNM will seek full recovery of its remaining undepreciated investments and other costs necessary to retire the SJGS and for replacement resources but, due to the uncertainty in obtaining the required approvals, PNM is unable to predict the outcome of this matter.

SJGS Ownership Restructuring and Other Matters – In connection with the plan to comply with EPA regional haze rules at SJGS, some of the SJGS participants expressed a desire to exit their ownership in the plant. As a result, the SJGS participants negotiated a restructuring of the ownership in SJGS and addressed the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain future operating costs, among other items. The San Juan Project Restructuring Agreement (“SJGS RA”) sets forth the agreement among the SJGS owners regarding ownership restructuring and addresses other related matters, including that the exiting participants remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit. The SJGS RA became effective contemporaneously with the effectiveness of the new SJGS CSA on January 31, 2016. See Note 16.

Other Environmental Matters – In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units, including rules regarding GHG under Section 111(d) of the CAA. Implementation of the Clean Power Plan, which was published by EPA in October 2015, is currently stayed by order of the US Supreme Court pending further proceedings before the DC Circuit. Oral argument was heard by the DC Circuit in September 2016, but the court has taken no action. On March 28, 2017, President Trump issued an Executive Order on Energy Independence.  The order sets out two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order rescinds various actions undertaken by the previous administration and directs the EPA Administrator to review and if appropriate suspend, revise, or rescind the Clean Power Plan, as well as other environmental regulations. On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan based on a legal interpretation of the CAA under which the Clean Power Plan exceeds EPA’s statutory authority. EPA published the proposed repeal rule on October 16, 2017 and accepted public comments through April 26, 2018. On August 31, 2018, EPA published a proposed rule, informally known as the Affordable Clean Energy rule, to replace the Clean Power Plan. The Affordable Clean Energy rule proposes GHG reductions be achieved through heat-rate improvement technologies identified as Best System of Emission Reduction (“BSER”). Under the proposed rule, states would determine and propose to EPA which technologies to apply to each coal-fired EGU and establish performance standards based on the degree of emission reduction achievable through application of the selected BSER (Note 16). Also, on December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the carbon pollution standards rule issued in October 2015 for certain fossil fueled power plants. The proposal would revise the emissions standards for new, reconstructed, or modified coal-fired EGUs to make them less stringent. PNM estimates that implementation of the BART plan at SJGS, along with potentially exiting ownership in the remaining units at SJGS (as well as Four Corners), as discussed above, should provide significant steps for New Mexico to meet its ultimate compliance with Section 111(d) under the Clean Power Plan, the proposed Affordable Clean Energy rule, or any similar rule. PNM does not expect SJGS or Four Corners will be subject to the carbon pollution standards rule that EPA has proposed to revise. PNM is unable to predict the impact of these matters on its generation portfolio.

Because of environmental upgrades completed in 2009, SJGS has a mercury removal efficiency of 98% and mercury emissions are well below the mercury limit imposed by EPA in the 2011 Mercury and Air Toxics Standards. Although EPA published a proposal on February 7, 2019 to reconsider some of the determinations underlying those standards, the proposal is not expected to alter the standards themselves, and therefore, should not impact SJGS. Major environmental upgrades on each of the units at SJGS have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. Between 2006 and 2017, SJGS has reduced emissions of NOx by 41%, SO2 by 70%, particulate matter by 61%, and mercury by 98%.
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As discussed above, PNM is also considering the use of additional energy storage capacity in the event of an early retirement of SJGS. As of December 31, 2017, PNM had 107 MW of utility-owned solar capacity. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 100.6 MW at December 31, 2018. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project was one of the first combinations of battery storage and PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. Since 2003, PNM has purchased the output from New Mexico Wind, a 204 MW wind facility, and began purchasing the output of Red Mesa Wind, an existing 102 MW wind energy center, on January 1, 2015. PNM has a 20-year agreement to purchase energy from the Lightning Dock Geothermal facility built near Lordsburg, New Mexico, which has a current capacity of 15 MW. PNM also purchases RECs as necessary to meet the RPS.
The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, if that can be accomplished without exceeding the RCT limit set by the NMPRC. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2017 renewable energy procurement plan meets RPS and diversity requirements for 2017 and 2018 using existing resources and does not propose any significant new procurements. The NMPRC approved the plan on November 23, 2016. On June 1, 2017, PNM filed its 2018 renewable energy procurement plan, which requested approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018; continuation of customer REC purchase programs; and other purchases of RECs to ensure annual compliance with the RPS. On November 15, 2017, the NMPRC issued an order approving PNM’s plan. NMIEC filed an appeal with the NM Supreme Court objecting to the fuel allocation methodology. NEE filed a motion to intervene and cross-appeal objecting to the approval of the 50 MW of new solar facilities indicating, among other things, that PNM’s RFP process favored ownership of the 50 MW facilities compared to PPAs. PNM and other parties have been granted approval to intervene in the case. On February 27, 2018, the court issued an order denying a motion by NMIEC for a partial stay. PNM and the NMPRC each filed Answer Briefs to the NM Supreme Court on September 4, 2018 stating, among other things, that there is substantial evidence in the case record to support the NMPRC’s decision, and that PNM’s RFP process was reasonable, complied with RPS requirements, and consistent with industry standards. NEE’s Reply Brief was filed on October 15, 2018. On June 1, 2018, PNM filed its 2019 renewable energy procurement plan which meets RPS and diversity requirements for 2019 and 2020 using resources already approved by the NMPRC and does not propose any significant new procurements. Hearings on PNM’s 2019 renewable energy procurement plan were held in September and October 2018. On October 29, 2018, PNM and NMPRC staff filed a joint proposed recommended decision requesting the NMPRC accept PNM’s 2019 renewable energy procurement plan provided PNM agree to certain requirements. On November 28, 2018, the NMPRC approved the joint proposed recommended decision. See Note 17.
As discussed in Strategic Investments above, PNM is currently purchasing the output of 30 MW of solar capacity from NMRD that is used to serve the Facebook data center. In late 2017, PNM entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of the power and RECs from a 50 MW wind project, which was placed in commercial operation in November 2018, a 166 MW wind project to be operational in November 2020, and a 50 MW solar project to be operational in December 2021. The NMPRC approved these PPAs on March 21, 2018. In August 2018, the NMPRC approved PNM’s request to enter into two additional 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be constructed by NMRD to supply power to Facebook. NMRD is required to obtain FERC approval of the PPAs. Subject to FERC approval, these facilities are expected to begin commercial operation by June 2020 (Note 17).
PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS requirements.

Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2018, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs was approximately 72 GWh. This is equivalent to the annual consumption of approximately 10,300 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2018, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs was approximately 17 GWh. This is equivalent to the annual consumption of approximately 1,500 homes in TNMP’s service territory. In April 2018, TNMP received the “Partner of the Year Energy Efficiency Delivery Award” for its High-Performance Homes Program.

Water Conservation and Solid Waste Reduction

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 20% more efficient than in 2007).  Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of gray water and air-cooling technology have contributed to this reduction.  Water usage has continued to decline as PNM has substituted less fresh-water-intensive generation resources to replace SJGS Units 2 and 3 starting in 2018, as water consumption at that plant has been reduced by approximately 50%.  Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy.

In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2018, 19 of the Company’s 23 facilities met the solid waste diversion goal of a 65% diversion rate. The Company expects to continue to do well in this area in the future.

Customer, Stakeholder, and Community Engagement

The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has a demonstrated commitment to building productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including customer service options, strategic customer engagement, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers.
The Company has leveraged a number of communications channels and strategic content to better serve and engage its many stakeholders. PNM’s website, www.pnm.com, provides the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The Company’s website is also a resource for information about PNM’s operations and community outreach efforts, including plans for building a sustainable energy future for New Mexico. PNM has also leveraged social media in communications with customers on various topics such as education, outage alerts, safety, customer service, and PNM’s community partnerships in philanthropic projects. In May 2017, a chat function was added to PNM’s website to provide customers options when communicating with customer service representatives and an online management system was launched to expedite applications for solar interconnections. In 2018, a program was implemented to increase communication and collaboration with large commercial and industrial customers.
PNMR also has a dedicated Sustainability Portal on its corporate website www.pnmresources.com to provide additional information regarding the Company’s environmental and other sustainability efforts. The site provides the key corporate governance and sustainability information related to the operations of PNM and TNMP. In January 2018, PNM added a Climate Change Report to this portal. The portal also includes information presented under the additional headings: Environment, Generation Portfolio, Social, Economic, and Governance.
With reliability being the primary role of a transmission and distribution service provider in Texas’ deregulated market, TNMP continues to focus on keeping end-users updated about interruptions and to encourage consumer preparation when severe weather is forecasted. In August 2017, Hurricane Harvey made landfall in the gulf coast region and TNMP employees worked to restore power safely and efficiently for affected customers. In addition, PNMR made donations to support relief and restoration efforts in the gulf coast region. TNMP employees who were impacted by Hurricane Harvey were provided emergency crisis funds supported by the PNM Resources Foundation and other employee donations.

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

PNMR has a long tradition of supporting the communities it serves in New Mexico and Texas. The Company demonstrates its core value of caring through the PNM Resources Foundation, corporate giving, employee volunteerism, and PNM’s low-income assistance programs. In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides more than $1 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop business, help create community spaces for public use, and provide educational opportunities supporting economic development. PNMR also provides employee matching and volunteer grants for various purposes. In early 2018, the PNM Resources Foundation awarded five grants of $0.2 million each, to be paid over two years, to a number of not-for-profit organizations to support their efforts in areas such as assisting businesses, supporting education, and other economic development efforts. Recipients included the New Mexico State University College of Engineering, to support education for professional surveyors, Central New Mexico Community College, and other local economic organizations to support workforce and small business education programs. In December 2018, PNM announced an additional $0.5 million in donations to the PNM Resources Foundation to support future economic development and educational programs in New Mexico.

Over the past six years, the Company has contributed a total of more than $7.0 million to civic, educational, environmental, low income, and economic development organizations. PNMR is proud to support programs and organizations that enrich the quality of life for the people in its service territories and communities. One of PNM’s most important outreach programs is tailored for low-income customers. In 2018, PNM hosted 50 community events throughout its service territory to connect low-income customers with nonprofit community service providers offering support and help with such needs as water and gas utility bills, food, clothing, medical programs, and services for seniors. Additionally, through its Good Neighbor Fund, PNM provided $0.5 million of assistance with electric bills to 3,811 families in 2018 and offered financial literacy training to further support customers.

Volunteerism is an important facet of the PNMR culture. The mission of the PNMR Corporate Volunteer Group is to help make the communities in which PNMR serves safer, stronger, smarter, and more vibrant. In 2018, PNM and TNMP employees and retirees contributed approximately 11,500 volunteer hours serving their local communities. Company volunteers also actively participate on nonprofit boards, in educational, economic, and environmental forums, as well as safety seminars. PNMR employees are, in large part, responsible for the success of the Company’s customer, stakeholder, and community outreach.

Economic Factors

PNM – In 2018 and 2017, PNM experienced an increase in weather-normalized retail load of 0.6% and a decrease 0.9%. Economic conditions in Albuquerque have shown improvement in recent months. Employment growth in the Albuquerque metro area outpaced the national average during the second half of 2018. In 2018, Netflix, Inc., announced plans to make significant investments in production in New Mexico, and activities related to a data center by Facebook, Inc., are continuing to progress. There also have been some expansions of existing businesses, particularly in healthcare, education, lending, and professional services.

TNMP – In 2018 and 2017, TNMP experienced increases in volumetric weather normalized retail load of 3.2% and 1.2%. Most of TNMP’s industrial and larger commercial customers are billed based on their peak demand. Demand-based load, excluding retail transmission customers, increased 6.8% and 4.0% in 2018 and 2017. The Texas economy continues to grow, primarily due to its diverse base, and TNMP is seeing continued requests to interconnect to its system. The relocation of some national and global corporate headquarters to the Dallas-Fort Worth area has led to growth in commercial customers and also contributes to growth in residential and small business customers.

Results of Operations

Net earnings attributable to PNMR were $85.6 million, or $1.07 per diluted share in the year ended December 31, 2018 compared to $79.9 million, or $1.00 per diluted share in 2017. Among other things, earnings in 2018 benefited from additional revenues due to the rate increase approved in the NM 2016 Rate Case at PNM, higher revenues under FERC formula transmission rates and new transmission customers at PNM, lower interest expense at PNM, rate increases and increased load at PNM and TNMP, warmer weather at PNM and TNMP in the summer of 2018 and colder weather at TNMP in early 2018, and reduced income tax expense due to the reduced federal corporate income tax rate and the amortization of excess deferred income taxes ordered by the NMPRC. These increases were offset by increases in regulatory disallowances and restructuring costs at PNM related to adjustments to the estimated coal mine reclamation obligation for the mine that serves SJGS and for the impairment of certain investments in SJGS Unit 4 (offset by regulatory disallowances recorded in 2017 related to the NM 2016 Rate Case), reduced revenues at PNM due to power from PVNGS Unit 3 not being sold into the wholesale market, higher plant maintenance costs at PNM, increased operating expense due to the additional 197 MW of ownership in SJGS Unit 4 (offset by reduced expenses from the shutdown of SJGS Units 2 and 3), increased depreciation and property taxes due to increased plant in service at PNM and TNMP, losses on investment securities in 2018 at PNM, and higher interest expense and lower interest income on the Westmoreland Loan at PNMR. Additional information on factors impacting results of operation for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities that currently expire in October 2023. In July 2018, the PNMR Revolving Credit Facility was amended to provide for two one-year extension options, subject to approval by a majority of the lenders. In October 2018, the PNM Revolving Credit Facility was amended to add two one-year extension options, subject to approval by a majority of the lenders. As a result, PNMR and PNM have the opportunity to extend the facilities through October 2024. The PNMR and PNM facilities have capacities of $300.0 million and $400.0 million through October 2020 and $290.0 million and $360.0 million beginning November 2020. Both facilities provide for short-term borrowings and letters of credit. In addition, PNM has a $40.0 million revolving credit facility, which expires in December 2022, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2022. Total availability for PNMR on a consolidated basis was $729.0 million at February 22, 2019. On February 26, 2018, PNMR Development entered into a $24.5 million revolving credit facility that was scheduled to expire on February 25, 2019. On February 22, 2019, PNMR Development amended the revolving credit facility to increase the capacity to $25.0 million and to expire on February 24, 2020. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR, as parent company of PNMR Development, has guaranteed PNMR Development’s obligations under the PNMR Development Revolving Credit Facility. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
PNMR projects that its consolidated capital requirements, consisting of construction expenditures, capital contributions for PNMR Development’s 50% ownership interest in NMRD, and dividends, will total $3,236.7 million for 2019-2023. The construction expenditures include estimated amounts for environmental upgrades at Four Corners, 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, and an anticipated expansion of PNM’s transmission system.
In July 2017, PNM entered into the PNM 2017 Senior Unsecured Note Agreement, under which $350.0 million of the PNM 2018 SUNs were issued in May 2018 and the remaining $100.0 million were issued in July 2018. The proceeds from these issuances were used to repay $450.0 million of SUNs on their maturity dates. On January 18, 2019, PNM entered into the $250.0 million PNM 2019 Term Loan, which bears interest at a variable rate and must be repaid on or before July 17, 2020. A portion of the proceeds from this issuance were used to repay the PNM 2017 Term Loan and short-term borrowings under the PNM Revolving Credit Facility. In March 2018, PNMR issued $300.0 million of 3.25% PNMR 2018 SUNs, which mature on March 9, 2021. Proceeds from the issuance of the PNMR 2018 SUNs were used to repay a $150.0 million term loan and borrowings under the PNMR Revolving Credit Facility. On November 26, 2018, PNMR Development entered into the $90.0 million PNMR Development Term Loan, which bears interest at a variable rate and matures on November 26, 2020. Proceeds from the PNMR Development Term Loan were used to repay short-term borrowings under the PNMR Development’s revolving credit facility and to repay borrowings under its intercompany loan from PNMR. PNMR, as parent company of PNMR Development, has guaranteed PNMR Development’s obligations under the loan. On December 14, 2018, PNMR entered into the $150.0 million PNMR 2018 One-Year Term Loan, which bears interest at a variable rate and matures on December 13, 2019. A portion of the proceeds from the PNMR 2018 One-Year Term Loan were used to repay the PNMR 2016 One-Year Term Loan (as extended) and a portion of the PNMR 2016 Two-Year Term Loan. On December 21, 2018, PNMR entered into the $50.0 million PNMR 2018 Two-Year Term Loan, which bears interest at a variable rate and matures on December 21, 2020. A portion of the proceeds from the PNMR 2018 Two-Year Term Loan were used to repay the remaining amount owned under the PNMR 2016 Two-Year Term Loan. On June 28, 2018, TNMP issued $60.0 million of first mortgage bonds which will mature on June 28, 2028 and used the proceeds to reduce borrowings under the TNMP Revolving Credit Facility. On July 25, 2018, TNMP entered into the $20.0 million TNMP 2018 Term Loan that is due on July 25, 2020 and used the proceeds to reduce short-term borrowings and for general corporate purposes. On December 17, 2018, the TNMP 2018 Term Loan was amended and restated to provide additional funding of $15.0 million, which results in a total committed amount of $35.0 million under the agreement. On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement which provides for the sale of $305.0 million aggregate principal amount of TNMP first mortgage bonds (the “TNMP 2019 Bonds”). Under the TNMP 2019 Bond Purchase Agreement, TNMP has agreed to issue $225.0 million of TNMP 2019 Bonds on March 29, 2019 (at fixed annual interest rates ranging from 3.79% to 4.06% for terms ranging from 15 to 25 years) and $80.0 million of TNMP 2019 Bonds on or before July 1, 2019 (at a fixed annual interest rate of 3.60% for a term of ten years).

After considering the effects of these financings, PNMR has consolidated maturities and other repayments of short-term and long-term debt aggregating $150.0 million in the period from January 1, 2019 through December 31, 2019. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2019-2023 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Also, refer to Disclosure Regarding Forward Looking Statements in Part I, Item 1 and to Risk Factors in Part I, Item 1A.

A summary of net earnings attributable to PNMR is as follows:

	Year Ended December 31,			Change
	2018	2017	2016	2018/2017	2017/2016
	(In millions, except per share amounts)

Net earnings attributable to PNMR	$85.6	$79.9	$116.8	$5.8	$(37.0)
Average diluted common and common equivalent shares	80.0	80.1	80.1	(0.1)	—
Net earnings attributable to PNMR per diluted share	$1.07	$1.00	$1.46	$0.07	$(0.46)

The components of the changes in net earnings attributable to PNMR by segment are:

	Change
	2018/2017	2017/2016
	(In millions)
PNM	$(17.2)	$(5.0)
TNMP	16.0	(6.1)
Corporate and Other	7.0	(25.9)
Net change	$5.8	$(37.0)

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

The following table summarizes the operating results for PNM:

	Year Ended December 31,			Change
	2018	2017	2016	2018/2017	2017/2016
	(In millions)
Electric operating revenues	$1,092.0	$1,104.2	$1,035.9	$(12.2)	$68.3
Cost of energy	314.0	321.7	299.7	(7.7)	22.0
Utility margin	777.9	782.6	736.2	(4.7)	46.4
Operating expenses	481.0	414.5	407.9	66.5	6.6
Depreciation and amortization	151.9	147.0	133.4	4.9	13.6
Operating income	145.0	221.1	194.8	(76.1)	26.3
Other income (deductions)	(4.2)	30.6	25.5	(34.8)	5.1
Interest charges	(76.5)	(82.7)	(87.5)	6.2	4.8
Segment earnings (loss) before income taxes	64.4	169.0	132.9	(104.6)	36.1
Income (taxes) benefit	6.0	(81.6)	(40.9)	87.6	(40.7)
Valencia non-controlling interest	(15.1)	(15.0)	(14.5)	(0.1)	(0.5)
Preferred stock dividend requirements	(0.5)	(0.5)	(0.5)	—	—
Segment earnings (loss)	$54.7	$71.9	$76.9	$(17.2)	$(5.0)
The following table shows GWh sales, including the impacts of weather, by customer class and average number of customers:

	Year Ended December 31,			Change
	2018	2017	2016	2018/2017	2017/2016
	(Gigawatt hours, except customers)
Residential	3,250.6	3,136.1	3,189.5	114.5	(53.4)
Commercial	3,814.7	3,774.4	3,831.3	40.3	(56.9)
Industrial	879.3	850.9	875.1	28.4	(24.2)
Public authority	241.2	250.5	249.9	(9.3)	0.6
Economy service (1)	667.3	722.5	805.7	(55.2)	(83.2)
Firm-requirements wholesale (2)	—	87.6	429.3	(87.6)	(341.7)
Other sales for resale (3)	2,525.2	3,632.1	2,899.3	(1,106.9)	732.8
	11,378.3	12,454.1	12,280.2	(1,075.8)	174.0
Average retail customer (thousands)	526.3	522.0	518.6	4.3	3.4

(1)
PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

(2)	Decrease in 2018 and 2017 reflects the loss of NEC as a wholesale generation customer.

(3)
Decrease in 2018 reflects that PVNGS Unit 3 is included as a New Mexico jurisdictional resource beginning January 1, 2018 rather than as a merchant plant in 2017, partially offset by sales from PNM’s 65 MW merchant interest in SJGS Unit 4 (Note 16).

Operating Results – 2018 Compared to 2017

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2018
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC effective February 1, 2018 (Note 17)	$4.7
Customer usage/load – Weather normalized retail KWh sales increased 0.6%, due to increased sales to residential, commercial, and industrial customers	3.9
Weather – Warmer weather in 2018; cooling degree days were 13.4% higher and heating degree days were 32.4% higher	11.1
Transmission – The addition of new customers and higher revenues under formula transmission rates	9.5
Wholesale contracts – Loss of NEC as a wholesale generation customer (Note 17)	(2.3)
Unregulated margin – Primarily related to loss of PVNGS Unit 3 wholesale power sales	(26.9)
PVNGS Unit 3 third party transmission costs – Transmission of power to serve New Mexico retail customers	(6.9)
Net unrealized economic hedges – Primarily related to 2017 hedges of PVNGS Unit 3 power sales and sales to NEC	2.9
Other	(0.7)
Net Change	$(4.7)

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2018
Change
Operating expenses:	(In millions)

Higher plant maintenance and other costs primarily at SJGS, Four Corners and PVNGS	$17.1
Increased costs associated with additional 132 MW of SJGS Unit 4 and accelerated recovery of SNCRs on SJGS Units 1 and 4	15.5
Increased costs associated with 65 MW of SJGS Unit 4 held as merchant plant beginning January 1, 2018 (Note 16)	6.0
Higher property taxes due to increases in utility plant in service and higher assessed property values	2.7
Higher employee related, outside service, and vegetation management expenses	2.6
Higher bad debt expense	0.7
Lower capitalized administrative and general expenses due to lower construction spending in 2018	2.3
Cost savings resulting from the retirement of SJGS Units 2 and 3	(17.8)
2017 Training costs associated with new software implementation	(1.1)
2017 regulatory disallowance due to the NMPRC’s January 17, 2018 order in PNM’s NM 2016 Rate Case (Note 17)	(27.9)
Regulatory disallowance resulting from the NMPRC’s September 28, 2016 order in PNM’s NM 2015 Rate Case (Note 17)	0.9
2018 regulatory disallowance associated with 132 MW and restructuring costs associated with 65 MW of SJGS Unit 4 (Note 16)	35.0
Regulatory disallowance due to changes in estimated write-offs associated with the SJGS BART determination and ownership restructuring (Note 16)	4.0
2018 increase in estimated coal mine reclamation costs associated with ownership restructuring (Note 16)	27.3
Other	(0.8)
Net Change	$66.5

Year Ended December 31, 2018
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$9.0
Lower depreciation resulting from the retirement of SJGS Units 2 and 3, partially offset by amortization of the associated regulatory asset (Note 16)	(4.5)
Other	0.4
Net Change	$4.9

Other income (deductions):

2018 losses compared to 2017 gains on investment securities in the NDT and coal mine reclamation trusts, including the impact of a new accounting pronouncement (Note 9)	$(44.3)
Lower equity AFUDC	(0.5)
2017 interest income from third party transmission service provider due to FERC ruling	(1.0)
Lower non-service components of pension and OPEB expense	4.3
Higher interest income and lower trust expenses related to investment securities in the NDT and coal mine reclamation trusts	6.1
Other	0.6
Net Change	$(34.8)

Interest charges:

Lower interest on $350.0 million of PNM 2018 SUNs refinanced in May 2018	$9.6
Lower interest on $100.0 million of PNM 2018 SUNs refinanced in August 2018	1.3
Lower interest on $57.0 million of PCRBs refinanced in June 2017	0.5
Higher interest on term loan agreements	(2.2)
Interest on deposit by PNMR Development for potential transmission interconnection which is offset in Corporate and Other (Note 7)	(2.4)
Lower debt AFUDC	(0.2)
Other	(0.4)
Net Change	$6.2

Income taxes:

Decrease due to reduction in corporate income tax rate and lower segment earnings before income taxes	$46.0
Change in excess deferred income taxes due to reduction in federal corporate income tax rate	29.2
Amortization of excess deferred income taxes, as ordered by the NMPRC in the NM 2016 Rate Case (Note 17)	19.8
Impacts of decrease in equity AFUDC	(0.1)
Regulatory recovery of prior year impairments of state net operating loss carryforwards due to NMPRC orders in PNM rate cases (Note 17) (net of amortization)	(3.6)
Reversal of deferred items related to the retirement of SJGS Units 2 and 3	(1.6)
2017 impacts of phased-in reduction in New Mexico corporate income tax rates	(1.2)
Decrease in excess tax benefits related to stock compensation awards (Note 12)	(0.7)
Impairments of state NOL carryforwards	0.9
Impairments, valuation allowances, and non-deductible compensation	(1.1)
Net Change	$87.6

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

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2017
Change
Operating expenses:	(In millions)

2017 regulatory disallowance due to the NMPRC’s January 17, 2018 order in PNM’s NM 2016 Rate Case (Note 17)	$27.9
Regulatory disallowances due to the NMPRC’s September 28, 2016 order in PNM’s NM 2015 Rate Case (Note 17)	(8.1)
Regulatory disallowances due to change in estimated write-offs associated with the SJGS BART determination and ownership restructuring (Note 16)	(7.8)
Lower plant maintenance costs at SJGS, Four Corners, and PVNGS, partially offset by increased costs at gas-fired plants	(3.8)
Implementation of process improvement initiatives in 2016 associated with reducing future costs	(3.7)
Lower employee related expenses and outside consulting costs	(3.4)
Lower rent expense associated with PVNGS leases (Note 8)	(0.9)
Higher capitalized administrative and general expenses due to higher construction spending	(1.7)
Higher allocated corporate depreciation, primarily related to computer software	5.4
Training costs associated with new software implementation	1.1
Contribution to the PNM Resources Foundation	1.0
Higher property taxes due to increased utility plant in service	0.9
Higher environmental expenses	0.5
Other	(0.8)
Net Change	$6.6

Year Ended December 31, 2017
Change
Depreciation and amortization:	(In millions)

Higher depreciation rates approved by the NMPRC in PNM’s 2015 NM Rate Case, including the impacts of impairments (Note 16)	$6.1
Increased utility plant in service	6.8
Other	0.7
Net Change	$13.6

Other income (deductions):

Higher gains on investment securities in the NDT and coal mine reclamation trusts	$7.6
Higher equity AFUDC, primarily due to increased levels of construction expenditures	4.5
Interest income from third party transmission service provider due to FERC ruling	1.0
Lower income from “refined coal” (a third-party pre-treatment process); income is now passed through to customers as ordered in PNM’s NM 2015 Rate Case	(3.8)
2016 interest income from IRS, net of related expenses (Note 18)	(2.9)
Higher non-service components of pension and OPEB expense	(1.8)
Other	0.5
Net Change	$5.1

Interest charges:

Lower interest on $146.0 million of PCRBs refinanced in September 2016	$2.6
Lower interest on $57.0 million of PCRBs refinanced in June 2017	0.6
Lower short-term debt borrowings	0.8
Higher debt AFUDC as a result of higher construction spending	1.0
Other	(0.2)
Net Change	$4.8

Income taxes:

Increase due to higher segment earnings before income taxes	$(13.8)
Impacts of increase in equity AFUDC	1.7
Regulatory recovery of prior year impairments of state net operating loss carryforwards due to NMPRC orders in PNM rate cases (Note 17) (net of amortization)	0.3
Impacts of phased-in reduction in New Mexico corporate income tax rates	2.0
Decrease due to excess tax benefits related to stock compensation awards (Note 12)	1.7
Impairments of state NOL carryforwards	(0.9)
Impact of change in federal corporate income tax rate	(29.6)
Other impairments and valuation allowances	(2.1)
Net Change	$(40.7)

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

The following table summarizes the operating results for TNMP:

	Year Ended December 31,			Change
	2018	2017	2016	2018/2017	2017/2016
	(In millions)
Electric operating revenues	$344.6	$340.8	$327.0	$3.8	$13.8
Cost of energy	85.7	85.8	80.9	(0.1)	4.9
Utility margin	259.0	255.0	246.2	4.0	8.8
Operating expenses	96.3	98.2	93.4	(1.9)	4.8
Depreciation and amortization	66.2	63.1	61.1	3.1	2.0
Operating income	96.5	93.6	91.6	2.9	2.0
Other income (deductions)	4.1	3.6	3.2	0.5	0.4
Interest charges	(32.1)	(30.1)	(29.3)	(2.0)	(0.8)
Segment earnings before income taxes	68.5	67.1	65.5	1.4	1.6
Income (taxes)	(16.9)	(31.5)	(23.8)	14.6	(7.7)
Segment earnings	$51.6	$35.6	$41.7	$16.0	$(6.1)
The following table shows total GWh sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
Volumetric load (1) (GWh)
Residential	3,095.0	2,936.6	2,933.9	5.4%	0.1%
Commercial and other	32.2	34.0	42.4	(5.3)%	(19.8)%
Total volumetric load	3,127.2	2,970.6	2,976.3	5.3%	(0.2)%
Demand-based load (2) (MW)	18,181.2	16,599.5	15,564.8	9.5%	6.6%
Average retail consumers (thousands) (3)	251.6	248.3	245.3	1.3%	1.2%

(1)	Volumetric load consumers are billed on KWh usage.

(2)	Demand-based load includes consumers billed on a monthly KW peak and also includes retail transmission customers that are primarily billed under rate riders.

(3)
TNMP provides transmission and distribution services to REPs that provide electric service to customers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

Operating results – 2018 compared to 2017

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2018
Change
Utility margin:	(In millions)

Rate relief – Transmission cost of service rate increases in March and September of 2017 and March of 2018	$3.9
Retail customer usage/load – Weather normalized retail KWh sales increased 3.2%, primarily related to the residential class; the average number of retail consumers increased 1.3%	2.0
Demand based customer usage/load – Higher demand-based revenues for large commercial and industrial retail consumers; billed demand, excluding retail transmission customers, increased 6.8%	4.4
Rate riders – Impacts of rate riders, including the AMS surcharge, CTC surcharge, energy efficiency rider, and transmission cost recovery factor, which are partially offset in depreciation and amortization	(2.6)
Weather – Milder weather in 2017; heating degree days were 49.1% higher in 2018	1.3
Revenue subject to refund - Amounts deferred for the impact of the reduction in the federal corporate income tax rate (Note 17)	(5.4)
Other	0.4
Net Change	$4.0

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2018
Change
Operating expenses:	(In millions)

Higher allocated corporate depreciation, primarily related to computer software	$0.8
Higher employee related expenses	2.1
Training costs associated with new software implementation in 2017	(0.4)
Higher capitalized administrative and general expenses due to higher construction spending in 2018	(3.7)
Regulatory recovery authorized in the PUCT’s December 20, 2018 approval of TNMP’s 2018 Rate Case (Note 17)	(0.7)
Net Change	$(1.9)

Depreciation and amortization:

Increased utility plant in service	$4.2
Reduced CTC amortization and AMS depreciation	(1.1)
Net Change	$3.1

Other income (deductions):

Higher equity AFUDC	$1.4
Lower CIAC	(0.8)
Other	(0.1)
Net Change	$0.5

Year Ended December 31, 2018
Change
Interest charges:	(In millions)

Increase due to the issuance of $60.0 million of long-term debt in August 2017	$(1.3)
Increase due to the issuance of $60.0 million of long-term debt in June 2018	(1.2)
Increase due to the issuance of $35.0 million term loan in 2018	(0.4)
Higher debt AFUDC	1.1
Other	(0.2)
Net Change	$(2.0)

Income taxes:

Decrease due to reduction in corporate income tax rate, partially offset by higher segment earnings before income taxes	$9.1
Change in excess deferred income taxes due to reduction in federal corporate income tax rate	7.9
Decrease in excess tax benefits related to stock compensation awards (Note 12)	(0.2)
Impairments, valuations allowances, and non-deductible compensation	(2.2)
Net Change	$14.6

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

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2017
Change
Operating expenses:	(In millions)

Higher allocated corporate depreciation, primarily related to computer software	$1.9
Higher outside consulting costs, including vegetation management	2.8
Higher property taxes due to increased utility plant in service	1.4
Higher employee related expenses	0.4
Training costs associated with new software implementation	0.4
Higher capitalized administrative and general expenses due to higher construction spending in 2017	(1.3)
2016 lease abandonment costs associated with building consolidation efforts	(1.0)
Other	0.2
Net Change	$4.8

Depreciation and amortization:

Increased utility plant in service	$3.0
Reduced CTC amortization and AMS depreciation	(1.0)
Net Change	$2.0

Other income (deductions):

Higher CIAC	$0.2
2016 interest income from IRS, net of related expenses (Note 18)	(0.3)
Other	0.5
Net Change	$0.4

Interest charges:

Increase due to the issuance of $60.0 million of long-term debt in February 2016	$(0.2)
Increase due to the issuance of $60.0 million of long-term debt in August 2017	(0.7)
Higher debt AFUDC	0.3
Other	(0.2)
Net Change	$(0.8)

Income taxes:

Increase due to higher segment earnings before income taxes	$(0.5)
Decrease due to excess tax benefits related to stock compensation awards (Note 12)	0.6
Impact of change in federal corporate income tax rate	(7.9)
Other	0.1
Net Change	$(7.7)

Corporate and Other
The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,			Change
	2018	2017	2016	2018/2017	2017/2016
		(In millions)
Total revenues	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—
Utility margin	—	—	—	—	—
Operating expenses	(17.7)	(22.1)	(12.8)	4.4	(9.3)
Depreciation and amortization	23.1	21.8	14.5	1.3	7.3
Operating income (loss)	(5.5)	0.4	(1.7)	(5.9)	2.1
Other income (deductions)	0.4	4.2	10.4	(3.8)	(6.2)
Interest charges	(18.7)	(14.8)	(11.8)	(3.9)	(3.0)
Segment earnings (loss) before income taxes	(23.8)	(10.3)	(3.2)	(13.5)	(7.1)
Income (taxes) benefit	3.1	(17.3)	1.5	20.4	(18.8)
Segment earnings (loss)	$(20.6)	$(27.6)	$(1.7)	$7.0	$(25.9)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. Operating expenses in 2018 includes approximately $2.7 million in legal and consulting costs that were not allocated to PNM or TNMP. The changes in depreciation expense primarily relates to increased corporate depreciation rates and additions to computer software. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating results – 2018 compared to 2017

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Year ended December 31, 2018
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan (Note 16)	$(5.0)
Decrease in donations and community involvement expenses	0.4
Equity in net earnings of NMRD	0.5
Other	0.3
Net Change	$(3.8)

Interest charges:

Issuance of $300.0 million PNMR 2018 SUNs in March 2018	$(8.5)
Increase in interest expense on the PNMR 2016 Two-Year Term Loan	(0.7)
Issuance of $90.0 million PNMR Development 2018 Term Loan in November 2018	(0.3)
Higher short-term borrowings and interest rates	(0.8)
Repayment of $150.0 million PNMR 2015 Term Loan in March 2018	2.4
Elimination of intercompany interest (Note 7)	2.4
Repayment of the BTMU Term Loan in May 2018	1.6
Net Change	$(3.9)

Income taxes:

Increase in tax benefit due to higher segment losses before income taxes, partially offset by lower federal corporate income tax rate	$2.0
Change in excess deferred income taxes due to reduction in federal corporate income tax rate	16.6
Other impairments and valuation allowances	1.1
Other	0.7
Net Change	$20.4

Operating Results – 2017 compared to 2016

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Year ended December 31, 2017
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan (Note 16)	$(3.7)
2016 interest income from IRS, net of related expenses (Note 18)	(0.8)
Increase in donations, including the PNM Resources Foundation	(1.5)
Other	(0.2)
Net Change	$(6.2)

Interest charges:

Issuance of the $100.0 million 2016 Two-Year Term Loan in December 2016	$(2.0)
Issuance of the $100.0 million 2016 One-Year Term Loan in December 2016	(1.9)
Higher short-term borrowings and interest rates	(2.4)
Repayment of a $150.0 million PNMR term loan in December 2016	2.0
Decrease in interest expense on the BTMU Loan (Note 7)	1.2
Other	0.1
Net Change	$(3.0)

Income taxes:

Increase in benefit due to change in segment (earnings) loss before income taxes	$2.7
Impact of change in federal corporate income tax rate	(20.0)
Other impairments and valuation allowances	(1.1)
Other	(0.4)
Net Change	$(18.8)

LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows
The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,			Change
	2018	2017	2016	2018/2017	2017/2016
	(In millions)
Net cash flows from:
Operating activities	$428.2	$523.5	$408.3	$(95.3)	$115.2
Investing activities	(475.7)	(466.2)	(699.4)	(9.5)	233.2
Financing activities	45.6	(58.8)	242.4	104.4	(301.2)
Net change in cash and cash equivalents	$(1.9)	$(1.5)	$(48.7)	$(0.4)	$47.2

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

Cash Flows from Investing Activities
The changes in PNMR’s cash flows from investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities also include activity related to the Westmoreland Loan and NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Year Ended December 31,			Change
	2018	2017	2016	2018/2017	2017/2016
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(55.3)	$(74.4)	$(84.3)	$19.1	$9.9
Transmission and distribution	(163.1)	(173.4)	(127.2)	10.3	(46.2)
Purchase of previously leased capacity in PVNGS Unit 2	—	—	(163.3)	—	163.3
Four Corners SCRs	(7.6)	(34.9)	(40.9)	27.3	6.0
Nuclear fuel	(29.6)	(26.4)	(29.8)	(3.2)	3.4
	(255.6)	(309.1)	(445.5)	53.5	136.4
TNMP:
Transmission	(87.5)	(60.7)	(71.5)	(26.8)	10.8
Distribution	(135.9)	(83.5)	(39.4)	(52.4)	(44.1)
AMS	—	(1.3)	(11.6)	1.3	10.3
	(223.4)	(145.5)	(122.5)	(77.9)	(23.0)
Corporate and Other:
Computer hardware and software	(22.1)	(19.9)	(31.0)	(2.2)	11.1
PNMR Development utility plant additions	—	(25.9)	(1.1)	25.9	(24.8)
	(22.1)	(45.8)	(32.1)	23.7	(13.7)
	$(501.1)	$(500.4)	$(600.1)	$(0.7)	$99.7
Cash Inflows (Outflows) on the Westmoreland Loan
Loan origination	$—	$—	$(122.3)	$—	$122.3
Principal payments	56.6	38.4	30.0	18.2	8.4
	$56.6	$38.4	$(92.3)	$18.2	$130.7
Cash Inflows (Outflows) Related to NMRD
Investments in NMRD	$(9.0)	$(4.1)	$—	$(4.9)	$(4.1)
Disbursements from NMRD	—	$12.4	—	(12.4)	12.4
	$(9.0)	$8.3	$—	$(17.3)	$8.3

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$984.5	$637.5	$522.6	$347.0	$114.9
Purchases from sales of investment securities	(1,007.0)	(650.3)	(538.4)	(356.7)	(111.9)
Return of principal on PVNGS lessor notes	—	—	8.5	—	(8.5)
Other, net	0.3	0.4	0.2	(0.1)	0.2
	$(22.2)	$(12.4)	$(7.1)	$(9.8)	$(5.3)
	$(475.7)	$(466.1)	$(699.5)	$(9.6)	$233.4

Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•
In 2016, PNMR borrowed $100.0 million under the PNMR One-Year Term Loan (included in short-term borrowings) and $100.0 million under the PNMR Two-Year Loan and repaid the PNMR Term Loan with the proceeds

•	In 2016, PNM borrowed $175.0 million under the PNM 2016 Term Loan and repaid the PNM Multi-draw Term Loan with the proceeds

•
NM Capital received net proceeds of $122.5 million under the $125.0 million BTMU Term Loan in 2016 and utilized the proceeds to provide funds for the Westmoreland Loan; in accordance with the BTMU Term Loan agreement, NM Capital made principal payments of $50.1 million in 2018, $42.1 million in 2017 and $32.8 million in 2016

•	In 2017, PNM borrowed $200.0 million under the PNM 2017 Term Loan and repaid the PNM 2016 Term Loan with the proceeds

•	PNM successfully remarketed PCRBs of $57.0 million in 2017 and $146.0 million in 2016

•	TNMP issued $60.0 million of 3.85% first mortgage bonds in 2018, $60.0 million of 3.22% first mortgage bonds in 2017, and $60.0 million of 3.53% first mortgage bonds in 2016

•	In 2018, PNMR issued $300.0 million aggregate principal amount of 3.250% SUNs and used the proceeds to repay the $150.0 million PNMR 2015 Term Loan and to reduce short-term borrowings

•	In 2018, PNM issued $450.0 million of SUNs and repaid $350.0 million of 7.95% SUNs and $100.0 million of 7.50% SUNs

•	In 2018, TNMP borrowed $35.0 million under the TNMP 2018 Term Loan and used the proceeds to reduce short-term borrowings and for general corporate purposes

•	In 2018, PNMR Development borrowed $90.0 million under the PNMR Development Term Loan

•
In 2018, PNMR borrowed $150.0 million under the PNMR 2018 One-Year Term Loan and used the proceeds to repay the PNMR 2016 One-Year Term Loan, a portion of the PNMR 2016 Two-Year Term Loan, and for general corporate purposes

•	In 2018, PNMR borrowed $50.0 million under the PNMR 2018 Two-Year Term Loan and used the proceeds to repay the remaining amount of the PNMR 2016 Two-Year Term Loan and for general corporate purposes

•
Short-term borrowings decreased $119.5 million in 2018 compared to an increase of $18.3 million in 2017 compared to an increase of $86.5 million in 2016, resulting in a net decrease in cash flows from financing activities of $137.8 in 2018 and $68.2 million in 2017

•
In 2018, PNMR had net amounts received under transmission interconnection arrangements of $1.2 million compared to net amounts repaid in 2017 of $9.4 million compared to net amounts received in 2016 of $4.3 million

Financing Activities
See Note 7 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. The Company’s ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•	Ability to earn a fair return on equity

•	Results of operations

•	Ability to obtain required regulatory approvals

•	Conditions in the financial markets

•	Credit ratings
Prior to July 2018, each of the Company’s revolving credit facilities and term loans contained a single financial covenant, which required the maintenance of a debt-to-capitalization ratio of less than or equal to 65%. In July 2018, the PNMR Revolving Credit Facility, PNMR’s term loans, and the PNMR Development Revolving Credit Facility were each amended such that PNMR is now required to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for the PNM and TNMP agreements. The Company’s revolving credit facilities and term loans generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. The Company is in compliance with its debt covenants.

As discussed in Note 16, NM Capital, a wholly-owned subsidiary of PNMR, entered into the $125.0 million BTMU Term Loan agreement with BTMU, as lender and administrative agent. The BTMU Term Loan had a maturity date of February 1, 2021 and bore interest at a rate based on LIBOR plus a customary spread. PNMR, as parent company of NM Capital, guaranteed NM Capital’s obligations to BTMU. NM Capital utilized the proceeds of the BTMU Term Loan to provide funding for the $125.0 million Westmoreland Loan to a ring-fenced, bankruptcy-remote, special-purpose entity subsidiary of Westmoreland to finance Westmoreland’s purchase of SJCC. On May 22, 2018, the full principal balance outstanding under the Westmoreland Loan of $50.1 million was repaid. NM Capital used a portion of the proceeds to repay all remaining principal of $43.0 million owed under the BTMU Term Loan. These payments effectively terminated the loan agreements. In addition, PNMR’s guarantee of NM Capital’s obligations was also effectively terminated. See Note 10.

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine (Note 16).

On December 21, 2016, PNMR entered into two term loan agreements: (1) the $100.0 million PNMR 2016 One-Year Term Loan that was to mature on December 21, 2017; and (2) the $100.0 million PNMR 2016 Two-Year Term Loan that matured on December 21, 2018. The proceeds of these term loans were used to repay the $150.0 million PNMR Term Loan and to reduce borrowings under the PNMR Revolving Credit Facility. On December 15, 2017, the PNMR 2016 One-Year Term Loan was extended to mature on December 14, 2018.

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.250% SUNs (the “PNMR 2018 SUNs”), which mature on March 9, 2021. The proceeds from the offering were used to repay the $150.0 million PNMR 2015 Term Loan that was due on March 9, 2018 and to reduce borrowings under the PNMR Revolving Credit Facility.

On November 26, 2018, PNMR Development entered into a $90.0 million term loan agreement (the “PNMR Development Term Loan”), among PNMR Development and KeyBank, N.A., as administrative agent and sole lender. Proceeds from the PNMR Development Term Loan were used to repay intercompany borrowings from PNMR and for general corporate purposes. The PNMR Development Term Loan bears interest at a variable rate, which was 3.32% on December 31, 2018, and matures on November 26, 2020. PNMR, as parent company of PNMR Development, has guaranteed PNMR Development’s obligations under the loan. The PNMR Development Term Loan requires PNMR to maintain a debt-to-capitalization ratio of less than or equal to 70%, and contains customary events of default, a cross-default, and a change-of-control provision.

On December 14, 2018, PNMR entered into a $150.0 million term loan agreement (the “PNMR 2018 One-Year Term Loan”) among PNMR, the lenders identified therein, and MUFG Bank, Ltd., as administrative agent. The proceeds from the PNMR 2018 One-Year Term Loan were used to repay the PNMR 2016 One-Year Term Loan, a portion of the PNMR 2016 Two-Year Term Loan, and for general corporate purposes. The PNMR 2018 One-Year Term Loan bears interest at a variable rate, which was 3.20% at December 31, 2018, and matures on December 13, 2019.

On December 21, 2018, PNMR entered into a $50.0 million term loan agreement (the “PNMR 2018 Two-Year Term Loan”), between PNMR and Bank of America, N.A. as sole lender. Proceeds from the PNMR 2018 Two-Year Term Loan were used to repay the remaining amount owed under the PNMR 2016 Two-Year Term Loan and for general corporate purposes. The PNMR 2018 Two-Year Term Loan bears interest at a variable rate, which was 3.28% at December 31, 2018, and matures on December 21, 2020.

On July 20, 2017, PNM entered into the $200.0 million PNM 2017 Term Loan, which bore interest at a variable rate, which was 3.26% on December 31, 2018, and was repaid on January 18, 2019. PNM used the proceeds of the PNM 2017 Term Loan to prepay the $175.0 million PNM 2016 Term Loan, which was to mature on November 17, 2017, and to reduce short-term borrowings.

On July 28, 2017, PNM entered into the PNM 2017 Senior Unsecured Note Agreement with institutional investors for the sale of $450.0 million aggregate principal amount of eight series of SUNs (the “PNM 2018 SUNs”) offered in private placement transactions. On May 14, 2018, PNM issued $350.0 million of the PNM 2018 SUNs under that agreement (at fixed annual interest rates ranging from 3.15% to 4.50% for terms between 5 and 30 years) and used the proceeds to repay an equal amount of PNM’s 7.95% SUNs that matured on May 15, 2018. On July 31, 2018, PNM issued the remaining $100.0 million of the PNM 2018 SUNs (at fixed annual interest rates of 3.78% and 4.60% for terms of 10 and 30 years) and used the proceeds to repay an equal amount of PNM’s 7.50% SUNs on that matured on August 1, 2018.

On January 18, 2019, PNM entered into a $250.0 million term loan agreement (the “PNM 2019 Term Loan”) among PNM, the lenders identified therein, and U.S. Bank N.A., as administrative agent. PNM used the proceeds of the PNM 2019 Term Loan to repay the PNM 2017 Term Loan, to reduce short-term borrowings under the PNM Revolving Credit Facility, and for general corporate purposes. The PNM 2019 Term Loan bears interest at a variable rate, which was 3.13% on February 22, 2019, and must be repaid on or before July 17, 2020.

On June 28, 2018, TNMP entered into an agreement under which TNMP issued $60.0 million aggregate principal amount of 3.85% first mortgage bonds, due 2028. On July 25, 2018, TNMP entered into a $20.0 million term loan agreement. On December 17, 2018, the TNMP term loan agreement was amended and restated to add an additional $15.0 million, which results in a total committed amount of $35.0 million under the agreement (the “TNMP 2018 Term Loan”). The TNMP 2018 Term Loan bears interest at a variable rate, which was 3.22% at December 31, 2018, and matures on July 25, 2020. TNMP used the proceeds from these issuances to repay short-term borrowings and for TNMP’s general corporate purposes.

On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement with institutional investors for the sale of $305.0 million aggregate principal amount of four series of TNMP First Mortgage Bonds (the “TNMP 2019 Bonds”) offered in private placement transactions. Under the TNMP 2019 Bond Purchase Agreement, TNMP has agreed to issue $225.0 million of the TNMP 2019 Bonds on March 29, 2019 (at fixed annual interest rates ranging from 3.79% to 4.06% for terms ranging from 15 to and 25 years) and $80.0 million of the TNMP 2019 Bonds on or before July 1, 2019 (at a fixed annual interest rate of 3.60% for a term of ten years). The issuances of the TNMP 2019 Bonds are subject to the satisfaction of customary conditions, including continuing compliance with the representations, warranties and covenants of the TNMP 2019 Bond Purchase Agreement. TNMP will use the proceeds from the TNMP 2019 Bonds to repay $172.3 million 9.50% first mortgage bonds at their maturity on April

1, 2019, as well as to repay borrowings under the TNMP Revolving Credit Facility and for general corporate purposes. The terms of the TNMP 2019 Bonds contain customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP will have the right to redeem any or all of the TNMP 2019 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

PNMR had a hedging agreement whereby it effectively established a fixed interest rate of 1.927%, subject to change if there is a change in PNMR’s credit rating, for borrowings under the $150.0 million PNMR 2015 Term Loan for the period from January 11, 2016 through its maturity on March 9, 2018. In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, subject to change if there is a change in PNMR’s credit rating, for three separate tranches, each of $50.0 million, of its variable rate debt.
Capital Requirements
PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock, and capital contributions for PNMR Development’s 50% ownership interest in NMRD. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel
Projected capital requirements for 2019-2023 are:

	2019	2020-2023	Total
	(In millions)
Construction expenditures	$605.3	$2,103.4	$2,708.7
Capital contributions to NMRD	29.6	33.8	63.4
Dividends on PNMR common stock	92.4	369.6	462.0
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$727.8	$2,508.9	$3,236.7

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include environmental upgrades of $61.2 million for 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, and approximately $130 million in 2019-2020 for anticipated expansions of PNM’s transmission system. Not included in the table above are potential incremental expenditures for new customer growth in New Mexico and Texas, other transmission and renewable energy expansion in New Mexico, and potential replacement resources related to the planned shutdown of SJGS Units 1 and 4 in 2022. Expenditures for new customer growth, the expansion of PNM’s transmission system and renewable energy facilities, and SJGS replacement resources are subject to obtaining necessary approvals of the NMPRC. PNM will be required to file CCN applications with the NMPRC to obtain those approvals, as well as to make an abandonment filing for approval to shut down SJGS. See Note 16 and 17. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 6 describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the year ended December 31, 2018, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. As discussed above, PNM entered into the $250.0 million PNM 2019 Term Loan on January 18, 2019 and used a portion of the proceeds under that agreement to repay the $200.0 million PNM 2017 Term Loan on that date. On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement under which an aggregate of $305.0 million of TNMP 2019 Bonds are to be issued in 2019 and will use a portion of the proceeds from that agreement to repay $172.3 million of TNMP’s first mortgage bonds that mature on April 1, 2019. Note 7 contains additional information about the maturities of long-term debt. The Company anticipates that funds to repay long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under the revolving credit facilities, issuance of new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity
PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility. In July 2018, the PNMR Revolving Credit Facility was amended to provide for two one-year extension options, subject to approval by a majority of the lenders. In October 2018, the PNM Revolving Credit Facility was amended to add two one-year extension options, subject to approval by a majority of the lenders. As a result, PNMR and PNM have the opportunity to extend these facilities through October 2024. On December 19, 2018, PNMR and PNM each exercised the first of these one-year extension options resulting in the PNMR and PNM Revolving Credit Facilities maturing in October 2023. The PNMR and PNM facilities have capacities of $300.0 million and $400.0 million through October 2020 and $290.0 million and $360.0 million beginning November 2020. The $75.0 million TNMP Revolving Credit Facility matures in September 2022. PNM had the $50.0 million PNM 2014 New Mexico Credit Facility with banks having a significant presence in New Mexico that was scheduled to expire on January 8, 2018. On December 12, 2017, PNM entered into the PNM 2017 New Mexico Credit Facility, a similar $40.0 million unsecured revolving credit facility to replace the PNM 2014 New Mexico Credit Facility. The PNM 2017 New Mexico Credit Facility expires on December 12, 2022. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

On February 26, 2018, PNMR Development entered into a $24.5 million revolving credit facility that was scheduled to expire on February 25, 2019. On February 22, 2019, PNMR Development amended the revolving credit facility to increase the capacity to $25.0 million and to expire on February 24, 2020. The facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development anticipates using the facility to finance its participation in NMRD (Note 1).
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

	Three Months Ended		Year Ended December 31
	December 31, 2018		2018		2017		2016
Range of Borrowings	Low	High	Low	High	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$32.4	$—	$64.2	$—	$65.0	$—	$135.0
PNM New Mexico facilities (1)	—	10.0	—	20.0	—	26.0	—	50.0
TNMP Revolving Credit Facility	12.0	34.5	—	73.9	—	53.0	—	70.0
PNMR Revolving Credit Facility	20.0	142.8	20.0	210.0	111.8	235.3	40.0	179.5
PNMR Development Revolving Credit Facility	6.0	24.5	—	24.5	—	—	—	—
(1) Includes both the PNM 2014 New Mexico Credit Facility and the PNM 2017 New Mexico Credit Facility
At December 31, 2018, the average interest rates were 3.76% for the PNMR Revolving Credit Facility, 3.63% for the PNM Revolving Credit Facility, 3.56% for the PNM 2017 New Mexico Credit Facility, 3.17% for the TNMP Revolving Credit Facility, and 3.46% for the PNMR Development Revolving Credit Facility.
The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements during the 2019-2023 period. This could include new debt and/or equity issuances. The Company currently anticipates utilizing an at-the-market equity issuance program to raise equity beginning in 2020 to partially fund capital requirements. This at-the-market program should provide a flexible, efficient, and low-cost way to issue equity as needed. The Company also expects to issue new debt periodically to fund capital investments. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements. However, if difficult market conditions return, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.
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
As of February 22, 2019, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Issuer rating	BBB+	BBB+	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB	BBB+	*
Preferred stock	*	BBB-	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	Baa3	Baa2	*
* Not applicable

The ultimate outcomes from PNM’s NM 2015 Rate Case, including the pending appeal before the NM Supreme Court, as discussed in Note 17, could affect both the outlook and credit ratings. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.
A summary of liquidity arrangements as of February 22, 2019 is as follows:

	PNM	TNMP	PNMR Separate	PNMR Development	PNMR Consolidated
			(In millions)
Financing capacity:
Revolving credit facility	$400.0	$75.0	$300.0	$25.0	$800.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$25.0	$840.0
Amounts outstanding as of February 22, 2019:
Revolving credit facility	$—	$37.5	$45.3	$10.9	$93.7
PNM 2017 New Mexico Credit Facility	10.0	—	—	—	10.0
Letters of credit	2.5	0.1	4.7	—	7.3
Total short-term debt and letters of credit	12.5	37.6	50.0	10.9	111.0
Remaining availability as of February 22, 2019	$427.5	$37.4	$250.0	$14.1	$729.0
Invested cash as of February 22, 2019	$18.1	$—	$0.9	$—	$19.0
In addition to the above, PNMR has $30.3 million of letters of credit outstanding under the JPM LOC Facility. The above table excludes intercompany debt. As of February 22, 2019, PNM and TNMP had no intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires in March 2021. PNM has a shelf registration statement for up to $475.0 million of Senior Unsecured Notes that expires in May 2020.
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
As discussed in Note 8, PNM and the lessors under each of the PVNGS Unit 1 leases entered into amendments to those leases that extended the leases through January 15, 2023 from their original expiration on January 15, 2015. In addition, PNM entered into an amendment with the lessor under one of the PVNGS Unit 2 leases that extended that lease through January 15, 2024 from its original expiration on January 15, 2016. PNM entered into agreements with the lessors under the other three PVNGS Unit 2 leases under which PNM exercised its option to purchase the assets underlying the leases at the agreed to fair market values aggregating $163.3 million at the expiration of the leases on January 15, 2016. The semiannual payments during the renewal period aggregate $8.3 million under the renewed PVNGS Unit 1 leases and $0.8 million for the one renewed PVNGS Unit 2 lease. PNM has the option to purchase or return the extended leases at the end of their current lease terms and must provide notice under each of the PVNGS Unit 1 leases by January 2020 and for the remaining PVNGS Unit 2 lease by January 2021. See Sources of Power in Part I, Item 1 and Note 8 for additional information.
The future lease payments for the PVNGS leases are shown below.

PVNGS Units 1&2
(In thousands)
2019	$18,131
2020	18,131
2021	18,131
2022	18,131
2023	9,884
Thereafter	818
Total	$83,226
Commitments and Contractual Obligations
The following table sets forth PNMR’s long-term contractual obligations as of December 31, 2018. See Note 8 for further details about the Company’s significant leases.

	Payments Due
Contractual Obligations	2019	2020-2021	2022-2023	2024 and Thereafter	Total
	(In thousands)
Long-term debt (a)	$372,302	$881,345	$112,000	$1,300,698	$2,666,345
Interest on long-term debt (b)	97,566	162,545	121,488	634,641	1,016,240
Operating leases (c)	27,544	51,430	42,157	42,109	163,240
Transmission service arrangements	8,011	15,665	10,460	7,358	41,494
Coal contracts (d)	116,537	223,377	119,176	303,166	762,256
Coal mine decommissioning (e) (f)	13,303	32,184	39,198	58,198	142,883
Nuclear decommissioning funding requirements (f)	2,637	5,274	5,274	7,771	20,956
SJGS decommissioning funding requirements	—	—	14,670	—	14,670
Outsourcing	5,848	6,089	5,247	—	17,184
Pension and retiree medical (g)	1,768	3,068	2,885	—	7,721
Equity contributions to NMRD(h)	29,647	33,769	—	—	63,416
Construction expenditures (i)	605,340	1,145,062	958,302	—	2,708,704
Total (j)	$1,280,503	$2,559,808	$1,430,857	$2,353,941	$7,625,109

(a)	Represents total long-term debt, excluding unamortized discounts, premiums, and issuance costs (Note 7)

(b)	Represents interest payments during the period

(c)
The operating lease amounts exclude expected future payments of $18.5 million that could be avoided if the leases were returned and the lessor is able to recover the estimated market value of the equipment from third parties and include payments under the PVNGS leases through their expiration dates; see Off-Balance Sheet Arrangements above, Note 8, and Note 10

(d)
Represents certain minimum payments that may be required under the coal contracts in effect on December 31, 2018 if no deliveries are taken for SJGS and Four Corners and other minimum payments due for Four Corners

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
PNMR is unable to reasonably estimate the timing of liability for uncertain income tax positions (Note 18) in individual years due to uncertainties in the timing of the effective settlement of tax positions and, therefore, PNMR’s liability of $10.2 million is not reflected in this table; amounts PNM is obligated to pay Valencia are not included above since Valencia is consolidated by PNM in accordance with GAAP, as discussed in Note 10; no amounts are included above for the New Mexico Wind, Lightning Dock Geothermal, Red Mesa Wind, and Casa Mesa Wind PPAs, and the Tri-State hazard sharing agreement since there are no minimum payments required under those agreements

Contingent Provisions of Certain Obligations
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
The PNMR Revolving Credit Facility, PNM Revolving Credit Facility, PNM 2017 New Mexico Credit Facility, and the TNMP Revolving Credit Facility contain “ratings triggers,” for pricing purposes only. If PNMR, PNM, or TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost. Prior to July 2018, these facilities, as well as the Company’s other term loans, each contained a covenant requiring the maintenance of debt-to-capitalization ratio of less than or equal to 65%. In July 2018, PNMR’s facilities were amended such that PNMR is now required to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for the PNM and TNMP facilities. If these ratios were exceeded, the entity could be required to repay all borrowings under its facility, be prevented from borrowing on the unused capacity under the facility, and be required to provide collateral for all outstanding letters of credit issued under the facility.
If a contingent requirement were to be triggered under the PNM facilities resulting in an acceleration of the repayment of outstanding loans, a cross-default provision in the PVNGS leases could occur if the accelerated amount is not paid. If a cross-default provision is triggered, the PVNGS lessors have the ability to accelerate their rights under the leases, including acceleration of all future lease payments. The Company’s revolving credit facilities and term loan agreements also include cross-default provisions (Note 8).
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

	December 31,
PNMR	2018	2017
PNMR common equity	38.6%	40.9%
Preferred stock of subsidiary	0.3	0.3
Long-term debt	61.1	58.8
Total capitalization	100.0%	100.0%
PNM
PNM common equity	45.6%	46.0%
Preferred stock	0.4	0.4
Long-term debt	54.0	53.6
Total capitalization	100.0%	100.0%
TNMP
Common equity	53.9%	56.9%
Long-term debt	46.1	43.1
Total capitalization	100.0%	100.0%

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

Greenhouse Gas Emissions Exposures

In 2018, GHG associated with PNM’s interests in its fossil-fueled generating plants included approximately 5.1 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.

As of December 31, 2018, approximately 66% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. This reflects the retirement of SJGS Units 2 and 3 that occurred in December 2017 and the restructuring of ownership in SJGS Unit 4. These events reduced PNM’s entitlement in SJGS from 783 MW to 562 MW and caused the Company’s output of GHG to decrease when compared to 2017. Many factors affect the amount of GHG emitted, including plant performance, economic dispatch, and the availability of renewable resources. For example, between 2007 and 2018, production from New Mexico Wind has varied from a high of 580 GWh in 2011 to a low of 405 GWh in 2014. Variations are primarily due to how much and how often the wind blows. In addition, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. See Note 17. As described in Note 16, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54%, reflecting a reduction of 41% of GHG from the Company’s owned interests in SJGS, below 2005 levels. On December 31, 2018, PNM submitted a compliance filing notifying the NMPRC that, consistent with the conclusions reached in the 2017 IRP, PNM’s customers would benefit from the retirement of SJGS in 2022. In addition, as discussed in Note 17, PNM’s 2017 IRP also indicates exiting ownership in Four Corners in 2031 would provide long-term cost savings to its customers. If approved by the NMPRC, retiring PNM’s share of SJGS and exiting participation in Four Corners would further reduce PNM’s GHG. PNM owns utility-scale solar generation in commercial operation with a total generation capacity of 107 MW. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has an aggregate capacity of 204 MW, and, since January 2015, has purchased the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW. PNM has a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the geothermal facility is 15 MW. On November 15, 2017 the NMPRC approved PNM’s 2018 renewable energy procurement plan. As a result, PNM will acquire an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; and PNM will construct 50 MW of new solar facilities in 2018 and 2019. Additionally, PNM began purchasing renewable energy from 30 MW of solar-PV facilities owned by NMRD in 2018 and, subject to FERC approval, will purchase an additional 100 MW of capacity from solar-PV facilities to be owned by NMRD in 2019 and 2020 to supply power to a data center being constructed in PNM’s service territory (Note 16). In December 2018, PNM began purchasing 50 MW of renewable energy from Casa Mesa Wind, which is also being used to support the data center in PNM’s service territory. PNM also has a customer distributed solar generation program that represented 100.6 MW at December 31, 2018. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 201.2 GWh. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007, with a budget of $23.6 million for the 2018 program year. PNM’s cumulative annual savings from these programs were approximately 653 GWh of electricity in 2018. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 7,700 GWh of electricity, which will avoid at least 4.2 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in demand for electricity, and complex relationships between those variables.

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

EPA Regulation

In April 2007, the US Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding for GHG from new motor vehicles, stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule was to “tailor” the applicability of two programs, the PSD construction permit and Title V operating permit programs, to avoid impacting millions of small GHG emitters. On June 23, 2014, the US Supreme Court found EPA lacked authority to “tailor” the CAA’s unambiguous numerical thresholds of 100 or 250 tons per year, and thus held EPA may not require a source to obtain a PSD permit solely on the basis of its potential GHG. However, the court upheld EPA’s authority to apply the PSD program for GHGs to “anyway” sources – those sources that have to comply with the PSD program for other non-GHG pollutants.

On June 25, 2013, then President Obama announced his Climate Action Plan, which outlined how his administration planned to cut GHG in the United States, prepare the country for the impacts of climate change, and lead international efforts to combat and prepare for global warming. The plan proposed actions that would lead to the reduction of GHG by 17% below 2005 levels by 2020.

On August 3, 2015, EPA responded to the Climate Action Plan by issuing three separate but related actions, which were published in October 2015: (1) the final Carbon Pollution Standards for new, modified, and reconstructed power plants (under Section 111(b)); (2) the final Clean Power Plan for existing power plants (under Section 111(d)); and (3) a proposed federal plan associated with the final Clean Power Plan.

EPA’s Carbon Pollution Standards for new sources (those constructed after January 8, 2014) established separate standards for gas- and coal-fired units. The standards reflect the degree of emission limitation achievable through the application of what EPA determined to be the BSER demonstrated for each type of unit. For newly constructed and reconstructed base load natural gas-fired stationary combustion turbines, EPA finalized a standard based on efficient natural gas combined cycle technology. The final standards for coal-fired power plants vary depending on whether the unit is new, modified, or reconstructed, but the new unit standards were based on EPA’s determination that the BSER for new units was partial carbon recapture and sequestration.

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

Most notably, the order directs EPA to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Carbon Pollution Standards for new, reconstructed or modified electric utilities, (2) the Clean Power Plan, (3) the

Proposed Clean Power Plan Model Trading Rules, and (4) the Legal Memorandum supporting the Clean Power Plan. In response, the EPA signed a NOPR to repeal the Clean Power Plan on October 10, 2017. The notice proposes a legal interpretation concluding that the Clean Power Plan exceeds EPA’s statutory authority. EPA accepted comments on that proposed interpretation through April 26, 2018. Any final rule will likely be subject to judicial review. On December 18, 2017, EPA released an advanced NOPR addressing GHG guidelines for existing electric utility generating units. Comments were due by February 26, 2018. On August 31, 2018, EPA published a proposed rule, which is informally known as the Affordable Clean Energy rule, to replace the Clean Power Plan. The proposed Affordable Clean Energy rule, among other things, would establish guidelines that replace the “outside-the-fenceline” control measures and specific numerical emission rates for existing EGUs with a list of “candidate technologies” for heat rate improvement measures that EPA has identified as BSER. States would determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable once BSER is applied. States will have three years from when the rule is finalized to submit a plan to EPA and EPA will have one year to determine if each proposed plan is acceptable. If states do not submit a plan, or if their submitted plan is not acceptable, EPA will have two years to develop a federal plan. EPA is also proposing revisions to NSR program that would provide coal-fired power plants more latitude to make efficiency improvements consistent with BSER without triggering NSR permit requirements. Comments on the proposed Affordable Clean Energy rule were due to EPA by October 31, 2018.

On December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the carbon pollution standards rule published in October 2015 for new, reconstructed, or modified coal-fired EGUs. The proposed rule would revise the standards for new coal-fired EGUs based on the revised BSER as the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units), instead of partial carbon recapture and sequestration, which results in less stringent CO2 emission performance standards for new units. EPA has also proposed revisions to the standards for reconstructed and modified fossil-fueled power plants to align with the proposed standards for new units. EPA is not proposing any changes nor reopening the standards of performance for newly constructed or reconstructed stationary combustion turbines. Comments on the proposal are due on March 18, 2019.

PNM is unable to predict the impact to the Company of these proposed rulemakings. If a future regulation limiting or otherwise reducing GHG from fossil-fueled EGUs is adopted, such regulations could impact PNM’s existing and future fossil-fueled EGUs. The current Carbon Pollution Standards could also impact PNM’s generation fleet to the extent any EGUs qualify as new, reconstructed, or modified, although that rule remains under review by EPA and the DC Circuit.

Federal Legislation

Prospects for enactment in Congress of legislation imposing a new or enhanced regulatory program to address climate change are highly unlikely in 2019.  Although the new democratic leadership in the U.S. House of Representatives may soon begin to reconsider proposals for legislation aimed at addressing climate change, such legislation is unlikely to pass the republican controlled U.S. Senate or be signed by the President.

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  In its 2017 IRP, PNM analyzed resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 and for scenarios that assumed SJGS will cease operations by the end of 2022 as discussed in Note 17. The key findings of the 2017 IRP include that exiting SJGS in 2022 would provide long-term economic benefits to PNM’s customers and that PNM exiting its ownership interest in Four Corners in 2031 would also save customers money. The materials presented in the IRP process are available at www.pnm.com\irp.

On August 30, 2017, Western Resource Advocates provided the NMPRC with a presentation on a proposed rulemaking for the adoption of a clean energy standard in New Mexico and a suggestion that the NMPRC issue a NOPR. The NMAG’s office and Prosperity Works joined in the petition. The proposed clean energy standard, if adopted, would require utilities to reduce carbon emissions by four percent per year for the next 20 years. The NMPRC convened a series of workshops to develop a clean energy standard rule that could be proposed for a future rulemaking proceeding. The major topic areas discussed at the workshops have included: jurisdictional and other legal issues; selection of the timeframe for the emissions baseline year to be used, unspecified power, and electric vehicle credits; and cost responsibilities, benefits, reasonable cost threshold, impact on rates, compliance issues, reliability impacts, and unintended consequences. Workshops were completed in 2018. PNM is unable to predict the outcome of any proposed rule that may result from this process.

On February 7, 2019, Senate Bill 489 was introduced in the 2019 New Mexico state legislative session. Senate Bill 489, which is commonly referred to as the Energy Transition Act bill, among other things, introduces legislation that would provide legal mechanisms for securitized financing of utilities’ undepreciated investments and other costs associated with retiring coal-fired generating facilities, would require the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements, and would increase the renewable energy portfolio and zero-carbon emissions requirements for utilities over a several year period. The Energy Transition Act and other legislation currently being considered by the New Mexico state legislature, if enacted, would significantly influence PNM’s efforts to retire its remaining interests in SJGS and Four Corners and would have long-term implications on PNM’s future generating portfolio. PNM cannot predict if the Energy Transition Act bill will ultimately be enacted or if it will be enacted as currently proposed.

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

On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by more than 190 nations, requires that countries submit Intended Nationally Determined Contributions (“INDCs”). INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The United States INDC is part of an overall effort by the former administration to have the United States achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry is a key element of its INDC and is based on EPA’s final GHG regulations for new, existing, and modified and reconstructed sources. The United States is one of 190 nations that offered INDCs.  Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016.  To date, 184 countries have ratified the Paris Agreement and 177 countries have submitted INDCs.  On June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement. In his public statement, he indicated that the United States would “begin negotiations to reenter either the Paris Accord or a .... new transaction on terms that are fair to the United States, its businesses, its workers, its people, its taxpayers.” The United States continues to hold the position that it will withdraw from the Paris Agreement unless it can negotiate better terms. The earliest date that the United States could give formal notification of its withdrawal is November 4, 2020. In the interim, the United States continues to participate in international climate negotiations. It is uncertain if the United States will choose to pursue a transition to a low-carbon economy using a pathway that aligns with the Paris Agreement to keep global temperature rise to below two degrees Celsius (the “2 Degree Scenario”) above pre-industrial levels or in connection with other regulation or legislation. PNM has not conducted a 2 Degree Scenario analysis but is participating in the Electric Power Research Institute program, “Understanding Climate Change Scenarios and Goal-setting Activities”. PNM has also calculated GHG reductions that would result from implementation of the 2017 IRP scenarios that assume PNM would retire its share of the SJGS in 2022 and would exit from Four Corners in 2031. Assuming necessary regulatory approvals are obtained for an early retirement of the SJGS and for an exit from Four Corners, PNM has set goals for its electricity generation to be 70% carbon free by 2032 and to achieve GHG reduction of 87% in 2040 when compared to 2005 baseline levels.  This compares favorably to the 26% - 28% by 2025 United States INDC and the former administration’s effort to achieve an 80% reduction by 2050. As discussed in Note 16, retiring PNM’s share of SJGS capacity and exiting Four Corners would require NMPRC approval of abandonment filings, which PNM would make at appropriate times in the future.

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
Regulatory Accounting
The Company is subject to the provisions of GAAP for rate-regulated enterprises and records assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities. Additional information concerning regulatory assets and liabilities is contained in Note 13.
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

Impairments
Tangible long-lived assets are evaluated for impairment when events and circumstances indicate that the assets might be impaired in accordance with GAAP. These potential impairment indicators include management’s assessment of fluctuating market conditions as a result of planned and scheduled customer purchase commitments; future market penetration; changing environmental requirements; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; long-term weather patterns; and other market trends. The amount of impairment recognized, if any, is the difference between the fair value of the asset and the carrying value of the asset and would reduce both the asset and current period earnings. Variations in the assessment of potential impairment or in the assumptions used to calculate an impairment could result in different outcomes, which could lead to significant effects on the Consolidated Financial Statements. See Note 16.
Goodwill is evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. GAAP allows impairment testing to be performed based on either a qualitative analysis or quantitative analysis. Note 19 contains information on the impairment testing performed by the Company on goodwill. For 2018, the Company utilized a quantitative analysis for PNM and a qualitative analysis for TNMP. No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2018. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. The annual testing was based on certain critical estimates and assumptions. Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.
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
Based on the quantitative analysis for PNM and the qualitative analysis for TNMP performed in 2018, the Company concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than their carrying value and determined that there was no impairment of goodwill. Although the Company believes all relevant factors were considered in the qualitative impairment analysis to reach the conclusion that goodwill is not impaired, significant changes in any one of the assumptions could produce a significantly different result potentially leading to the recording of an impairment that could have significant impacts on the results of operations and financial position of the Company.
Decommissioning and Reclamation Costs
In accordance with GAAP, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Decommissioning costs are based on site-specific estimates, which are updated periodically and involve numerous judgments and assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations, and cash flows. Nuclear decommissioning costs are based on estimates of the costs for removing all radioactive and other structures at PVNGS. AROs, including nuclear decommissioning costs, are discussed in Note 15. Nuclear decommissioning costs represent approximately 81% of PNM’s ARO liability. A 10% increase in the estimates of future decommissioning costs at current price levels would have increased the ARO liability by $16.4 million at December 31, 2018. PVNGS Units 1 and 2 are included in PNM’s retail rates while PVNGS Unit 3 was excluded through 2017, but is included beginning in 2018. PNM recognizes an expense and a corresponding liability for ultimate decommissioning of PVNGS. See Note 17 for information concerning the treatment of nuclear decommissioning in the NMPRC’s order in PNM’s NM 2015 Rate Case and PNM’s appeal of that order.
In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse the mining companies for the cost of contemporaneous reclamation, as well as the costs for final reclamation of the coal mines.  The reclamation costs are based on periodic site-specific studies that estimate the costs to be incurred in the future and are dependent upon numerous assumptions, including estimates of future reclamation costs at current price levels, inflation rates, and discount rates. A 10% increase in the estimates of future reclamation costs at current price levels would have increased the mine reclamation liability by $8.9 million at December 31, 2018. PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs.  The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. See Note 16 for discussion of reclamation costs.

Pension and Other Postretirement Benefits
The Company maintains qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs. The net periodic benefit cost or income and the calculation of the projected benefit obligations are recognized in the Company’s financial statements and depend on expected investment performance, the level of contributions made to the plans, and employee demographics. These calculations require the use of a number of actuarial assumptions and estimates. The most critical of the actuarial assumptions are the expected long-term rate of return, the discount rate, and projected health care cost trend rates. The Company reviews and evaluates its actuarial assumptions annually and adjusts them as necessary. Changes in the pension and OPEB assets and liabilities associated with these factors are not immediately recognized as net periodic benefit cost or income in results of operations, but are recognized in future years, generally, over the remaining life of the plan. However, these factors could have a significant impact on the financial position of the Company. Note 11 contains additional information about pension and OPEB obligations, including assumptions utilized in the calculations and impacts of changes in certain of those assumptions.
Accounting for Contingencies
The financial results of the Company may be affected by judgments and estimates related to loss contingencies. Contingencies related to litigation and claims, as well as environmental and regulatory matters, also require the use of significant judgment and estimation. The Company attempts to take into account all known factors regarding the future outcome of contingent events and records an accrual for any contingent loss events that are both probable of occurring and can be reasonably estimated based upon current available information. However, the actual outcomes can vary from any amounts accrued which could have a material effect on the results of operations and financial position of the Company. See Note 16 and Note 17.
Income Taxes

The Company’s income tax expense and related balance sheet amounts involve significant judgment and use of estimates. Amounts of deferred income tax assets and liabilities, current and noncurrent accruals, and determination of uncertain tax positions involve judgment and estimates related to timing and probability of the recognition of income and deductions by taxing authorities. In addition, some temporary differences are accorded flow-through treatment by the Company’s regulators and impact the Company’s effective tax rate. In assessing the likelihood of the realization of deferred tax assets, management considers the estimated amount and character of future taxable income. Significant changes in these judgments and estimates could have a material impact on the results of operations and financial position of the Company. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations in future periods, and the final review from taxing authorities. See Note 18 for additional information, including a discussion of the impacts of tax reform under the Tax Cuts and Jobs Act enacted on December 22, 2017.

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 9, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Consolidated Balance Sheets. During the years ended December 31, 2018 and 2017, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts, other than those that do not meet the definition of a derivative under GAAP, are recorded at fair value on the Consolidated Balance Sheets. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

	Year Ended December 31,
	2018	2017
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$(94)	$2,885
Amount realized on contracts delivered during period	102	(2,640)
Changes in fair value	(102)	(235)
Net mark-to-market change recorded in earnings	—	(2,875)
Net change recorded as regulatory liability	—	(104)
Net fair value at end of period	$(94)	$(94)

All of the fair values as of December 31, 2018 were determined based on prices provided by external sources other than actively quoted market prices. All of the mark-to-market amounts will settle in 2019.

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

Prior to 2018, PNM measured the market risk of its wholesale activities not covered by the FPPAC using a Monte Carlo VaR (“Value at Risk”) simulation model to report the possible loss in value from price movements. In January 2018, PNM’s interest in PVNGS Unit 3 became a jurisdictional resource to serve New Mexico customers and PNM began selling 36 MW of its 65 MW merchant interest in SJGS Unit 4 to a third party at a fixed price. These events significantly reduced PNM’s exposure to commodity risk and, beginning in February 2018, the Company no longer uses VaR as a risk metric. VaR limits were not exceeded during the year ended December 31, 2017.

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

Schedule of Credit Risk Exposure
December 31, 2018

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$6,234	1	$1,303
Non-investment grade	1	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	4,759	2	3,513
Non-investment grade	—	—	—
Total	$10,994		$4,816

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers and the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At December 31, 2018, PNMR held $1.0 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of December 31, 2018 was $2.3 million.

Other investments have no significant counterparty credit risk.
Interest Rate Risk
The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of long-term debt instruments for PNMR, PNM, and TNMP would increase by 2.1%, 2.2%, and 3.0%, if interest rates were to decline by 50 basis points from their levels at December 31, 2018. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At February 22, 2019, PNMR, PNM, and TNMP had $45.3 million, zero, and $37.5 million of short-term debt outstanding under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. PNM also had borrowings of $10.0 million under the $40.0 million PNM 2017 New Mexico Credit Facility and PNMR Development had $10.9 million outstanding under the PNMR Development Revolving Credit Facility at February 22, 2019. The revolving credit facilities, the PNM 2017 New Mexico Credit Facility, the $150.0 million PNMR 2018 One-Year Term Loan, the $50.0 million PNMR 2018 Two-Year Term Loan, the $90.0 million PNMR Development Term Loan, the $250.0 million PNM 2019 Term Loan, and the $35.0 million TNMP Term Loan bear interest at variable rates. On February 22, 2019, interest rates on borrowings averaged 3.75% for the PNMR Revolving Credit Facility, 3.25% for the PNMR 2018 One-Year Term Loan, 3.28% for the PNMR 2018 Two-Year Term Loan, 3.49% for the PNMR Development Revolving Credit Facility, 3.30% for the PNMR Development Term Loan, 3.63% for the PNM 2017 New Mexico Credit Facility, 3.13% for the PNM 2019 Term Loan, 3.26% for the TNMP Revolving Credit Facility, and 3.20% for the TNMP 2018 Term Loan. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 7, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on $150.0 million of variable rate debt.
The investments held by PNM in trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits had an estimated fair value of $887.6 million at December 31, 2018, of which 47.4% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2018, the decrease in the fair value of the fixed-rate securities would be 4.3%, or $18.1 million. Due to the funded status of the nuclear decommissioning trust and overall market performance, PNM began to re-balance the decommissioning investment portfolio in late 2017 to increase the percentage of the investments in fixed income (debt) securities to approximately 85%. The portfolio re-balancing was completed in early 2018 and is expected to increase the exposure related to interest rate risk and reduce the equity market risk referenced below. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $63.5 million at December 31, 2018, of which 38.0% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2018, the decrease in the fair value of the fixed-rate securities would be 5.6%, or $1.4 million.
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
Equity Market Risk
The investments held by PNM in trusts for decommissioning and reclamation and trusts established for PNM’s and TNMP’s pension and post-employment benefits plans include certain equity securities at December 31, 2018. These equity securities expose PNM and TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 40.6% and 43.6% of the securities held by the various PNM and TNMP trusts as of December 31, 2018. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $36.0 million for PNM and $2.8 million for TNMP.
Alternatives Investment Risk
The Company had 15.8% of its pension assets invested in the alternative asset class as of December 31, 2018. The Company’s target for this class is 20%. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The hedge funds and private equity funds are limited partner structures that are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The general partner oversees the selection and monitoring of the underlying managers. The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund strategies include mezzanine financing, buy-outs, and venture capital. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property and multi-family housing. The Company’s Corporate Investment Committee, assisted by its investment consultants, monitors the performance of the funds and general partner’s investments process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair values. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $8.6 million.

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
Management assessed the effectiveness of PNMR’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNMR’s internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

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
Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2018.

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
Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2018.

/s/ Patricia K. Collawn
Patricia K. Collawn,
Chief Executive Officer

/s/ Charles N. Eldred
Charles N. Eldred
Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
PNM Resources, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the three‑year period ended December 31, 2018, the related notes and financial statement Schedule I – Condensed Financial Information of Parent Company and Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
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
Albuquerque, New Mexico
March 1, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Public Service Company of New Mexico:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the years in the three‑year period ended December 31, 2018, the related notes and Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Albuquerque, New Mexico
March 1, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Texas‑New Mexico Power Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Texas‑New Mexico Power Company and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings, consolidated statements of changes in common stockholder’s equity, and consolidated statements of cash flows for each of the years in the three‑year period ended December 31, 2018, the related notes and Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Albuquerque, New Mexico
March 1, 2019

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Electric Operating Revenues
Contracts with customers	$1,359,740	$1,321,023	$1,277,594
Alternative revenue programs	1,756	15,779	16,035
Other electric operating revenue	75,117	108,201	69,322
Total electric operating revenues	1,436,613	1,445,003	1,362,951
Operating Expenses:
Cost of energy	399,726	407,479	380,596
Administrative and general	188,470	177,791	184,774
Energy production costs	149,477	137,450	146,187
Regulatory disallowances and restructuring costs	65,598	27,036	15,011
Depreciation and amortization	241,188	231,942	209,110
Transmission and distribution costs	76,434	71,576	66,227
Taxes other than income taxes	79,673	76,690	76,321
Total operating expenses	1,200,566	1,129,964	1,078,226
Operating income	236,047	315,039	284,725
Other Income and Deductions:
Interest income	15,540	15,916	22,293
Gains (losses) on investment securities	(17,176)	27,161	19,517
Other income	17,586	19,515	17,796
Other (deductions)	(15,696)	(24,247)	(20,524)
Net other income and deductions	254	38,345	39,082
Interest Charges	127,244	127,625	128,633
Earnings before Income Taxes	109,057	225,759	195,174
Income Taxes	7,775	130,340	63,278
Net Earnings	101,282	95,419	131,896
(Earnings) Attributable to Valencia Non-controlling Interest	(15,112)	(15,017)	(14,519)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Net Earnings Attributable to PNMR	$85,642	$79,874	$116,849
Net Earnings Attributable to PNMR per Common Share:
Basic	$1.07	$1.00	$1.47
Diluted	$1.07	$1.00	$1.46
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net Earnings	$101,282	$95,419	$131,896
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(963), $(10,927), and $(304)	2,827	17,233	474
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $970, $6,816, and $8,639	(2,849)	(10,751)	(13,500)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $2,637, $(919), and $7,219	(7,745)	2,699	(11,282)
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(1,922), $(2,504), and $(2,148)	5,646	3,948	3,356
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(145), $(388), and $341	425	612	(533)
Reclassification adjustment for losses included in net earnings, net of income tax (benefit) of $(56), $(225), and $(298)	160	356	466
Total Other Comprehensive Income (Loss)	(1,536)	14,097	(21,019)
Comprehensive Income	99,746	109,516	110,877
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(15,112)	(15,017)	(14,519)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Comprehensive Income Attributable to PNMR	$84,106	$93,971	$95,830
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$101,282	$95,419	$131,896
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	275,641	268,194	242,033
Deferred income tax expense	8,019	130,528	63,805
Net unrealized losses on commodity derivatives	—	2,875	1,577
(Gains) losses on investment securities	17,176	(27,161)	(19,517)
Stock based compensation expense	7,120	6,194	5,634
Regulatory disallowances and restructuring costs	65,598	27,036	15,011
Allowance for equity funds used during construction	(10,404)	(9,516)	(4,949)
Other, net	3,529	2,329	3,060
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(8,702)	(1,846)	2,543
Materials, supplies, and fuel stock	(5,331)	1,473	(4,169)
Other current assets	2,491	31,298	(9,640)
Other assets	(840)	(5,486)	(42,864)
Accounts payable	(20,714)	14,468	3,159
Accrued interest and taxes	1,713	(327)	3,345
Other current liabilities	2,614	(6,513)	(12,509)
Other liabilities	(10,966)	(5,503)	29,868
Net cash flows from operating activities	428,226	523,462	408,283
Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(501,213)	(500,461)	(600,076)
Proceeds from sales of investment securities	984,533	637,492	522,601
Purchases of investment securities	(1,007,022)	(650,284)	(538,383)
Return of principal on PVNGS lessor notes	—	—	8,547
Investments in NMRD	(9,000)	(4,077)	—
Disbursements from NMRD	—	12,415	—
Investment in Westmoreland Loan	—	—	(122,250)
Principal repayments on Westmoreland Loan	56,640	38,360	30,000
Other, net	338	392	186
Net cash flows from investing activities	(475,724)	(466,163)	(699,375)
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash Flows From Financing Activities:
Short-term loan	50,000	—	100,000
Repayment of short-term loan	—	—	(150,000)
Revolving credit facilities borrowings (repayments), net	(119,500)	18,300	86,500
Long-term borrowings	984,652	317,000	603,500
Repayment of long-term debt	(750,162)	(274,070)	(303,793)
Proceeds from stock option exercise	963	1,739	7,028
Awards of common stock	(12,635)	(13,929)	(15,451)
Dividends paid	(84,961)	(77,792)	(70,623)
Valencia’s transactions with its owner	(17,095)	(17,742)	(17,006)
Amounts received under transmission interconnection arrangements	4,060	11,879	7,171
Refunds paid under transmission interconnection arrangements	(2,830)	(21,290)	(2,830)
Other, net	(6,846)	(2,942)	(2,104)
Net cash flows from financing activities	45,646	(58,847)	242,392
Change in Cash and Cash Equivalents	(1,852)	(1,548)	(48,700)
Cash and Cash Equivalents at Beginning of Year	3,974	5,522	54,222
Cash and Cash Equivalents at End of Year	$2,122	$3,974	$5,522

Restricted Cash Included in Other Current Assets on Consolidated Balance Sheets:
At beginning of period	$—	$1,000	$8,171
At end of period	$—	$—	$1,000

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$119,308	$120,955	$115,043
Income taxes paid (refunded), net	$842	$625	$(307)

Supplemental schedule of noncash investing and financing activities:
(Increase) decrease in accrued plant additions	$(11,502)	$(25,261)	$18,345
Contribution of utility plant to NMRD	$578	$24,829	$—
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,122	$3,974
Accounts receivable, net of allowance for uncollectible accounts of $1,406 and $1,081	92,800	90,473
Unbilled revenues	57,092	54,055
Other receivables	11,369	17,582
Current portion of Westmoreland Loan	—	3,576
Materials, supplies, and fuel stock	71,834	66,502
Regulatory assets	4,534	2,933
Commodity derivative instruments	1,083	1,088
Income taxes receivable	7,965	6,879
Other current assets	53,725	47,358
Total current assets	302,524	294,420
Other Property and Investments:
Long-term portion of Westmoreland Loan	—	53,064
Investment securities	328,242	323,524
Equity investment in NMRD	26,564	16,510
Other investments	297	503
Non-utility property	3,404	3,404
Total other property and investments	358,507	397,005
Utility Plant:
Plant in service and held for future use	7,548,581	7,238,285
Less accumulated depreciation and amortization	2,604,177	2,592,692
	4,944,404	4,645,593
Construction work in progress	194,427	245,933
Nuclear fuel, net of accumulated amortization of $42,511 and $43,524	95,798	88,701
Net utility plant	5,234,629	4,980,227
Deferred Charges and Other Assets:
Regulatory assets	598,930	600,672
Goodwill	278,297	278,297
Commodity derivative instruments	2,511	3,556
Other deferred charges	90,153	91,926
Total deferred charges and other assets	969,891	974,451
	$6,865,551	$6,646,103
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$235,900	$305,400
Current installments of long-term debt	—	256,895
Accounts payable	112,170	121,383
Customer deposits	10,695	11,028
Accrued interest and taxes	65,156	62,357
Regulatory liabilities	9,446	2,309
Commodity derivative instruments	1,177	1,182
Dividends declared	23,231	21,240
Other current liabilities	54,678	53,850
Total current liabilities	512,453	835,644
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,670,111	2,180,750
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	600,719	547,210
Regulatory liabilities	891,428	933,578
Asset retirement obligations	158,674	146,679
Accrued pension liability and postretirement benefit cost	100,375	94,003
Commodity derivative instruments	2,511	3,556
Other deferred credits	165,157	131,706
Total deferred credits and other liabilities	1,918,864	1,856,732
Total liabilities	5,101,428	4,873,126
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,153,113	1,157,665
Accumulated other comprehensive income (loss), net of income taxes	(108,684)	(95,940)
Retained earnings	643,953	633,528
Total PNMR common stockholders’ equity	1,688,382	1,695,253
Non-controlling interest in Valencia	64,212	66,195
Total equity	1,752,594	1,761,448
	$6,865,551	$6,646,103
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNMR				Non- controlling Interest in Valencia
				Total PNMR Common Stockholder’s Equity
	Common Stock	AOCI	Retained Earnings			Total Equity
	(In thousands)
Balance at December 31, 2015	$1,166,465	$(71,432)	$559,780	$1,654,813	$71,407	$1,726,220
Net earnings before subsidiary preferred stock dividends	—	—	117,377	117,377	14,519	131,896
Total other comprehensive income (loss)	—	(21,019)	—	(21,019)	—	(21,019)
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(71,887)	(71,887)	—	(71,887)
Proceeds from stock option exercise	7,028	—	—	7,028	—	7,028
Awards of common stock	(15,451)	—	—	(15,451)	—	(15,451)
Excess tax (shortfall) from stock-based payment arrangements	(15)	—	—	(15)	—	(15)
Stock based compensation expense	5,634	—	—	5,634	—	5,634
Valencia’s transactions with its owner	—	—	—	—	(17,006)	(17,006)
Balance at December 31, 2016, as originally reported	1,163,661	(92,451)	604,742	1,675,952	68,920	1,744,872
Cumulative effect adjustment (Note 12)	—	—	10,382	10,382	—	10,382
Balance at January 1, 2017, as adjusted	1,163,661	(92,451)	615,124	1,686,334	68,920	1,755,254
Reclassification of stranded income taxes resulting from tax reform (Note 18)	—	(17,586)	17,586	—	—	—
Net earnings before subsidiary preferred stock dividends	—	—	80,402	80,402	15,017	95,419
Total other comprehensive income (loss)	—	14,097	—	14,097	—	14,097
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(79,056)	(79,056)	—	(79,056)
Proceeds from stock option exercise	1,739	—	—	1,739	—	1,739
Awards of common stock	(13,929)	—	—	(13,929)	—	(13,929)
Stock based compensation expense	6,194	—	—	6,194	—	6,194
Valencia’s transactions with its owner	—	—	—	—	(17,742)	(17,742)
Balance at December 31, 2017, as originally reported	1,157,665	(95,940)	633,528	1,695,253	66,195	1,761,448
Cumulative effect adjustment (Note 9)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,157,665	(107,148)	644,736	1,695,253	66,195	1,761,448
Net earnings before subsidiary preferred stock dividends	—	—	86,170	86,170	15,112	101,282
Total other comprehensive income (loss)	—	(1,536)	—	(1,536)	—	(1,536)
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(86,425)	(86,425)	—	(86,425)
Proceeds from stock option exercise	963	—	—	963	—	963
Awards of common stock	(12,635)	—	—	(12,635)	—	(12,635)
Stock based compensation expense	7,120	—	—	7,120	—	7,120
Valencia’s transactions with its owner	—	—	—	—	(17,095)	(17,095)
Balance at December 31, 2018	$1,153,113	$(108,684)	$643,953	$1,688,382	$64,212	$1,752,594
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Electric Operating Revenues
Contracts with customers	$1,019,291	$992,462	$963,158
Alternative revenue programs	(2,443)	3,567	3,433
Other electric operating revenue	75,117	108,201	69,322
Total electric operating revenues	1,091,965	1,104,230	1,035,913
Operating Expenses:
Cost of energy	314,036	321,677	299,714
Administrative and general	173,178	163,892	162,469
Energy production costs	149,477	137,450	146,187
Regulatory disallowances and restructuring costs	66,339	27,036	15,011
Depreciation and amortization	151,866	147,017	133,447
Transmission and distribution costs	46,855	42,370	39,657
Taxes other than income taxes	45,181	43,709	44,598
Total operating expenses	946,932	883,151	841,083
Operating income	145,033	221,079	194,830
Other Income and Deductions:
Interest income	13,089	8,454	10,173
Gains (losses) on investment securities	(17,176)	27,161	19,517
Other income	10,992	13,527	12,088
Other (deductions)	(11,128)	(18,556)	(16,279)
Net other income and (deductions)	(4,223)	30,586	25,499
Interest Charges	76,458	82,697	87,469
Earnings before Income Taxes	64,352	168,968	132,860
Income Taxes (Benefit)	(5,971)	81,555	40,922
Net Earnings	70,323	87,413	91,938
(Earnings) Attributable to Valencia Non-controlling Interest	(15,112)	(15,017)	(14,519)
Net Earnings Attributable to PNM	55,211	72,396	77,419
Preferred Stock Dividends Requirements	(528)	(528)	(528)
Net Earnings Available for PNM Common Stock	$54,683	$71,868	$76,891
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net Earnings	$70,323	$87,413	$91,938
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(963), $(10,927), and $(304)	2,827	17,233	474
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $970, $6,816, and $8,639	(2,849)	(10,751)	(13,500)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $2,637, $(919), and $7,219	(7,745)	2,699	(11,282)
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(1,922), $(2,504), and $(2,148)	5,646	3,948	3,356
Total Other Comprehensive Income (Loss)	(2,121)	13,129	(20,952)
Comprehensive Income	68,202	100,542	70,986
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(15,112)	(15,017)	(14,519)
Comprehensive Income Attributable to PNM	$53,090	$85,525	$56,467

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$70,323	$87,413	$91,938
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	182,355	180,500	166,047
Deferred income tax expense	3,334	82,549	53,119
Net unrealized losses on commodity derivatives	—	2,875	1,577
(Gains) losses on investment securities	17,176	(27,161)	(19,517)
Regulatory disallowances and restructuring costs	66,339	27,036	15,011
Allowance for equity funds used during construction	(8,173)	(8,664)	(4,163)
Other, net	3,395	2,615	3,046
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(7,959)	(419)	4,769
Materials, supplies, and fuel stock	(6,238)	3,542	(3,924)
Other current assets	(468)	31,775	(6,044)
Other assets	6,894	15,121	(23,880)
Accounts payable	(14,290)	9,736	5,614
Accrued interest and taxes	(7,617)	21,523	(9,601)
Other current liabilities	(17,975)	(11,099)	(12,136)
Other liabilities	(3,761)	(9,389)	20,119
Net cash flows from operating activities	283,335	407,953	281,975
Cash Flows From Investing Activities:
Utility plant additions	(255,627)	(309,142)	(445,464)
Proceeds from sales of investment securities	984,533	637,492	522,601
Purchases of investment securities	(1,007,022)	(650,284)	(538,383)
Return of principal on PVNGS lessor notes	—	—	8,547
Other, net	544	33	171
Net cash flows from investing activities	(277,572)	(321,901)	(452,528)

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	2,600	(21,200)	61,000
Short-term borrowings (repayments) - affiliate, net	19,800	—	—
Long-term borrowings	450,000	257,000	321,000
Repayment of long-term debt	(450,025)	(232,000)	(271,000)
Equity contribution from parent	—	—	28,142
Valencia’s transactions with its owner	(17,095)	(17,742)	(17,006)
Dividends paid	(77,904)	(61,223)	(4,670)
Amounts received under transmission interconnection arrangements	72,260	11,879	7,171
Refunds paid under transmission interconnection arrangements	(2,830)	(21,290)	(2,830)
Other, net	(3,592)	(1,692)	(1,239)
Net cash flows from financing activities	(6,786)	(86,268)	120,568

Change in Cash and Cash Equivalents	(1,023)	(216)	(49,985)
Cash and Cash Equivalents at Beginning of Year	1,108	1,324	51,309
Cash and Cash Equivalents at End of Year	$85	$1,108	$1,324

Restricted Cash Included in Other Current Assets on Consolidated Balance Sheets:
At beginning of period	$—	$1,000	$8,171
At end of period	$—	$—	$1,000

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$73,029	$77,960	$82,514
Income taxes paid (refunded), net	$134	$(23,391)	$(967)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(12,310)	$(11,792)	$22,433

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$85	$1,108
Accounts receivable, net of allowance for uncollectible accounts of $1,406 and $1,081	68,603	67,227
Unbilled revenues	47,113	43,869
Other receivables	10,650	14,541
Affiliate receivables	15,871	9,486
Materials, supplies, and fuel stock	67,097	60,859
Regulatory assets	4,534	2,139
Commodity derivative instruments	1,083	1,088
Income taxes receivable	12,850	3,410
Other current assets	42,433	39,904
Total current assets	270,319	243,631
Other Property and Investments:
Investment securities	328,242	323,524
Other investments	91	283
Non-utility property	96	96
Total other property and investments	328,429	323,903
Utility Plant:
Plant in service and held for future use	5,623,520	5,501,070
Less accumulated depreciation and amortization	2,006,266	2,029,534
	3,617,254	3,471,536
Construction work in progress	134,221	204,079
Nuclear fuel, net of accumulated amortization of $42,511 and $43,524	95,798	88,701
Net utility plant	3,847,273	3,764,316
Deferred Charges and Other Assets:
Regulatory assets	460,903	459,239
Goodwill	51,632	51,632
Commodity derivative instruments	2,511	3,556
Other deferred charges	74,816	75,286
Total deferred charges and other assets	589,862	589,713
	$5,035,883	$4,921,563
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$42,400	$39,800
Short-term debt - affiliate	19,800	—
Current installments of long-term debt	—	23
Accounts payable	75,114	77,094
Affiliate payables	164	22,875
Customer deposits	10,695	11,028
Accrued interest and taxes	35,767	33,945
Regulatory liabilities	5,975	784
Commodity derivative instruments	1,177	1,182
Dividends declared	132	132
Other current liabilities	31,799	31,633
Total current liabilities	223,023	218,496
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,656,490	1,657,887
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	502,767	449,012
Regulatory liabilities	713,971	754,441
Asset retirement obligations	157,814	145,707
Accrued pension liability and postretirement benefit cost	92,981	86,124
Commodity derivative instruments	2,511	3,556
Other deferred credits	213,226	106,442
Total deferred credits and liabilities	1,683,270	1,545,282
Total liabilities	3,562,783	3,421,665
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(110,422)	(97,093)
Retained earnings	242,863	254,349
Total PNM common stockholder’s equity	1,397,359	1,422,174
Non-controlling interest in Valencia	64,212	66,195
Total equity	1,461,571	1,488,369
	$5,035,883	$4,921,563
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNM
	Common Stock	AOCI	Retained Earnings	Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia	Total Equity
	(In thousands)
Balance at December 31, 2015	$1,236,776	$(71,476)	$152,633	$1,317,933	$71,407	$1,389,340
Net earnings (loss)	—	—	77,419	77,419	14,519	91,938
Total other comprehensive income (loss)	—	(20,952)	—	(20,952)	—	(20,952)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Equity contribution from parent	28,142	—	—	28,142	—	28,142
Dividends declared on common stock	—	—	(4,142)	(4,142)	—	(4,142)
Valencia’s transactions with its owner	—	—	—	—	(17,006)	(17,006)
Balance at December 31, 2016	1,264,918	(92,428)	225,382	1,397,872	68,920	1,466,792
Reclassification of stranded income taxes resulting from tax reform (Note 18)	—	(17,794)	17,794	—	—	—
Net earnings	—	—	72,396	72,396	15,017	87,413
Total other comprehensive income (loss)	—	13,129	—	13,129	—	13,129
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(60,695)	(60,695)	—	(60,695)
Valencia’s transactions with its owner	—	—	—	—	(17,742)	(17,742)
Balance at December 31, 2017, as originally reported	1,264,918	(97,093)	254,349	1,422,174	66,195	1,488,369
Cumulative effect adjustment (Note 9)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,264,918	(108,301)	265,557	1,422,174	66,195	1,488,369
Net earnings	—	—	55,211	55,211	15,112	70,323
Total other comprehensive income (loss)	—	(2,121)	—	(2,121)	—	(2,121)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(77,377)	(77,377)	—	(77,377)
Valencia’s transactions with its owner	—	—	—	—	(17,095)	(17,095)
Balance at December 31, 2018	$1,264,918	$(110,422)	$242,863	$1,397,359	$64,212	$1,461,571

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)

Electric Operating Revenues
Contracts with customers	$340,449	$328,561	$314,436
Alternative revenue programs	4,199	12,212	12,602
Total electric operating revenues	344,648	340,773	327,038
Operating Expenses:
Cost of energy	85,690	85,802	80,882
Administrative and general	38,642	39,828	39,423
Regulatory disallowances	(741)	—	—
Depreciation and amortization	66,189	63,146	61,126
Transmission and distribution costs	29,579	29,206	26,570
Taxes other than income taxes	28,792	29,187	27,396
Total operating expenses	248,151	247,169	235,397
Operating income	96,497	93,604	91,641
Other Income and Deductions:
Other income	5,487	4,994	4,629
Other (deductions)	(1,422)	(1,443)	(1,427)
Net other income and deductions	4,065	3,551	3,202
Interest Charges	32,091	30,084	29,335
Earnings before Income Taxes	68,471	67,071	65,508
Income Taxes	16,880	31,512	23,836
Net Earnings	$51,591	$35,559	$41,672
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$51,591	$35,559	$41,672
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	68,078	64,939	62,866
Regulatory disallowances	(741)	—	—
Deferred income tax expense	1,780	27,275	12,662
Allowance for equity funds used during construction and other, net	(2,048)	(1,120)	(772)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(744)	(1,427)	(2,226)
Materials and supplies	907	(2,069)	(245)
Other current assets	1,929	(1,253)	(621)
Other assets	(7,174)	(20,967)	(19,126)
Accounts payable	(4,199)	2,419	(2,040)
Accrued interest and taxes	12,263	(15,962)	12,690
Other current liabilities	6,719	(2,236)	298
Other liabilities	(6,610)	1,334	6,822
Net cash flows from operating activities	121,751	86,492	111,980
Cash Flows From Investing Activities:
Utility plant additions	(223,448)	(145,495)	(122,518)
Net cash flows from investing activities	(223,448)	(145,495)	(122,518)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)

Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	17,500	—	(59,000)
Short-term borrowings (repayments) – affiliate, net	100	(4,600)	(7,200)
Long-term borrowings	95,000	60,000	60,000
Equity contribution from parent	30,000	50,000	50,000
Dividends paid	(41,903)	(44,389)	(31,817)
Other, net	(700)	(979)	(775)
Net cash flows from financing activities	99,997	60,032	11,208
Change in Cash and Cash Equivalents	(1,700)	1,029	670
Cash and Cash Equivalents at Beginning of Year	1,700	671	1
Cash and Cash Equivalents at End of Year	$—	$1,700	$671
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$28,629	$29,251	$26,766
Income taxes paid, (refunded) net	$4,266	$21,436	$660

Supplemental schedule of noncash investing and financing activities:
(Increase) decrease in accrued plant additions	$1,810	$(15,737)	$(1,271)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,700
Accounts receivable	24,196	23,246
Unbilled revenues	9,979	10,186
Other receivables	1,721	2,860
Affiliate receivables	164	336
Materials and supplies	4,737	5,643
Regulatory assets	—	794
Other current assets	1,114	1,131
Total current assets	41,911	45,896
Other Property and Investments:
Other investments	206	220
Non-utility property	2,240	2,240
Total other property and investments	2,446	2,460
Utility Plant:
Plant in service and plant held for future use	1,686,119	1,504,778
Less accumulated depreciation and amortization	487,734	460,858
	1,198,385	1,043,920
Construction work in progress	51,459	34,350
Net utility plant	1,249,844	1,078,270
Deferred Charges and Other Assets:
Regulatory assets	138,027	141,433
Goodwill	226,665	226,665
Other deferred charges	6,284	6,046
Total deferred charges and other assets	370,976	374,144
	$1,665,177	$1,500,770
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$17,500	$—
Short-term debt – affiliate	100	—
Accounts payable	23,804	29,812
Affiliate payables	1,210	667
Accrued interest and taxes	41,882	29,619
Regulatory liabilities	3,471	1,525
Other current liabilities	2,861	2,450
Total current liabilities	90,828	64,073
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	575,398	480,620
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	136,238	126,415
Regulatory liabilities	177,458	179,137
Asset retirement obligations	860	793
Accrued pension liability and postretirement benefit cost	7,394	7,879
Other deferred credits	2,908	7,448
Total deferred credits and other liabilities	324,858	321,672
Total liabilities	991,084	866,365
Commitments and Contingencies (See Note 16)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	534,166	504,166
Retained earnings	139,863	130,175
Total common stockholder’s equity	674,093	634,405
	$1,665,177	$1,500,770
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2015	$64	$404,166	$129,150	$533,380
Net earnings	—	—	41,672	41,672
Equity contribution from parent	—	50,000	—	50,000
Dividends declared on common stock	—	—	(31,817)	(31,817)
Balance at December 31, 2016	64	454,166	139,005	593,235
Net earnings	—	—	35,559	35,559
Equity contributions from parent	—	50,000	—	50,000
Dividends declared on common stock	—	—	(44,389)	(44,389)
Balance at December 31, 2017	64	504,166	130,175	634,405
Net earnings	—	—	51,591	51,591
Equity contributions from parent	—	30,000	—	30,000
Dividends declared on common stock	—	—	(41,903)	(41,903)
Balance at December 31, 2018	$64	$534,166	$139,863	$674,093

The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

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
Certain amounts in the 2017 and 2016 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2018 financial statement presentation.
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
Principles of Consolidation
The Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNM also consolidates Valencia (Note 10) and, through January 15, 2016, the PVNGS Capital Trust. PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants. The agreements for the jointly-owned plants provide that if an owner were to default on its payment obligations, the non-defaulting owners would be responsible for their proportionate share of the obligations of the defaulting owner. In exchange, the non-defaulting owners would be entitled to their proportionate share of the generating capacity of the defaulting owner. There have been no such payment defaults under any of the agreements for the jointly-owned plants.
PNMR shared services’ expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost and are reflected as general and administrative expenses in the business segments. Other significant intercompany transactions between PNMR, PNM, and TNMP include interest and income tax sharing payments, as well as equity transactions, and interconnection billings. All intercompany transactions and balances have been eliminated. See Note 20.

Accounting for the Effects of Certain Types of Regulation

The Company maintains its accounting records in accordance with the uniform system of accounts prescribed by FERC and adopted by the NMPRC and PUCT.

Certain of the Company’s operations are regulated by the NMPRC, PUCT, and FERC and the provisions of GAAP for rate-regulated enterprises are applied to the regulated operations. Regulators may assign costs to accounting periods that differ from accounting methods applied by non-regulated utilities.  When it is probable that regulators will permit recovery of costs through future rates, costs are deferred as regulatory assets that otherwise would be expensed.  Likewise, regulatory liabilities are

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

recognized when it is probable that regulators will require refunds through future rates or when revenue is collected for expenditures that have not yet been incurred.  GAAP also provides for the recognition of revenue and regulatory assets and liabilities associated with “alternative revenue programs” authorized by regulators. Such programs allow the utility to adjust future rates in response to past activities or completed events, if certain criteria are met, even for programs that do not otherwise qualify for recognition of regulatory assets and liabilities. Regulatory assets and liabilities are amortized into earnings over the authorized recovery period. Accordingly, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the NMPRC, PUCT, and FERC. Information on regulatory assets and regulatory liabilities is contained in Note 13.

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

Cash and Restricted Cash

Investments in highly liquid investments with original maturities of three months or less at the date of purchase are considered cash and cash equivalents. In November 2016, the FASB issued Accounting Standards Update 2016-18 - Statement of Cash Flows (Topic 230), which requires amounts generally described as restricted cash and restricted cash equivalents (collectively, “restricted cash”) to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statements of cash flows and adds disclosures necessary to reconcile such amounts to cash and cash equivalents on the balance sheets. ASU 2016-18 does not require that restricted cash be reflected as cash in the statement of financial position and does not provide a definition of what should be considered restricted cash.

As of January 1, 2016, PNM held a deposit of $8.2 million from a third party that was restricted for PNM’s construction of transmission interconnection facilities for that party. During 2016, PNM utilized $7.2 million of such third-party deposits to offset construction costs for the interconnection facilities. The remaining $1.0 million was held as restricted cash until the second quarter of 2017, at which time a refund was made to the third party. The balances of this deposit arrangement were included in other current assets on the balance sheets of PNMR and PNM. Under the terms of the BTMU Term Loan agreement (Note 7), all cash of NM Capital was restricted to be used for payments required under that agreement or for taxes and fees. On May 22, 2018, Westmoreland repaid the Westmoreland Loan in full. NM Capital used a portion of the proceeds to repay all of its obligations under the BTMU Term Loan. These payments effectively terminated the loan agreements (Note 10). Cash held by NM Capital was included in cash and cash equivalents on the balance sheets of PNMR and was less than $0.1 million at December 31, 2017.

The Company adopted ASU 2016-18 as of January 1, 2018, its required effective date. Upon adoption, ASU 2016-18 requires the use of a retrospective transition method for the statement of cash flows in each period presented. Accordingly, PNM made retrospective adjustments to its Consolidated Statements of Cash Flows to increase beginning cash, restricted cash, and equivalents by $8.2 million at January 1, 2016 and by $1.0 million January 1, 2017, and to reduce operating cash in-flows - other current assets by $7.2 million for the year ended December 31, 2016 and by $1.0 million for the year ended December 31, 2017. In addition, the beginning and ending balances of cash, restricted cash, and equivalents are presented on the Consolidated Statements of Cash Flows. No other changes were made to the Consolidated Financial Statements in connection with the adoption of ASU 2016-18.
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
PNM and TNMP may receive reimbursements, referred to as CIAC, from customers to pay for all or part of certain construction projects to extent that project does not benefit regulated customers in general. PNM and TNMP account for these

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

reimbursements as offsets to utility plant additions based on the requirements of the NMPRC, FERC, and PUCT. Due to the PUCT’s regulatory treatment of CIAC reimbursements, TNMP also receives a financing component that is recognized as other income on the Consolidated Statements of Earnings. Under the NMPRC regulatory treatment, PNM typically does not receive a financing component.
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

	Year ended December 31
	2018	2017	2016
PNM
Electric plant	2.40%	2.52%	2.33%
Common, intangible, and general plant	8.18%	8.36%	5.40%
TNMP	3.49%	3.57%	3.66%
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
For the years ended December 31, 2018, 2017, and 2016, PNM recorded $6.1 million, $6.3 million, and $5.3 million of debt AFUDC and $8.2 million, $8.7 million, and $4.2 million of equity AFUDC. TNMP recorded $2.3 million, $1.2 million, and $0.9 million of debt AFUDC and $2.2 million, $0.9 million, and $0.8 million of equity AFUDC.
Capitalized Interest
The Company capitalizes interest on its construction projects and major computer software projects not subject to the computation of AFUDC. Capitalized interest is recorded in interest charges. Interest was capitalized at the overall weighted average borrowing rate of 5.6%, 5.9%, and 6.1% for 2018, 2017, and 2016. In 2018, 2017, and 2016, capitalized interest was $0.6 million, $1.3 million, and $1.8 million for PNMR consolidated; $0.2 million, $0.6 million, and $0.8 million for PNM; and less than $0.1 million, less than $0.1 million, and $0.1 million for TNMP.
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
Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2018	2017	2018	2017	2018	2017
	(In thousands)
Coal	$22,777	$16,714	$22,777	$16,714	$—	$—
Materials and supplies	49,057	49,788	44,320	44,145	4,737	5,643
	$71,834	$66,502	$67,097	$60,859	$4,737	$5,643

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Investments
In 1985 and 1986, PNM entered into eleven operating leases for interests in certain PVNGS generation facilities (Note 8). The 10.3% and 10.15% lessor notes that were issued by the owners of the assets subject to these leases were subsequently purchased and held by the PVNGS Capital Trust, which was consolidated by PNM. The PVNGS Capital Trust held certain of the lessor notes to their maturities in January 2015 and January 2016. Upon final maturity of the lessor notes, the PVNGS Capital Trust ceased to exist. The PVNGS lessor notes were carried at amortized cost.
PNM holds investment securities in the NDT for the purpose of funding its share of the decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners (Note 16). Prior to 2018, PNM classified all debt and equity investments held in the NDT and coal mine reclamation trusts as available-for-sale securities. Effective January 1, 2018, the Company adopted Accounting Standards Update 2016-01 – Financial Instruments (Subtopic 825-10), which eliminates the requirement to classify investments in equity securities with readily determinable fair values into trading or available-for-sale categories and requires those equity securities to be measured at fair value with changes in fair value recognized in net income rather than in OCI. Under ASU 2016-01, the accounting for available-for-sale debt securities remains essentially unchanged. See Note 9. PNM evaluates the securities for impairment on an on-going basis. Since third party investment managers have sole discretion over the purchase and sales of the securities, PNM records a realized loss as an impairment for any available-for-sale security that has a market value that is less than cost at the end of each quarter. For the year ended December 31, 2018, PNM recorded impairment losses on the available-for-sale debt securities of $13.7 million. For the years ended December 31, 2017, and 2016, PNM recorded impairment losses on the available-for-sale securities, which included both debt and equity securities, of $7.1 million and $13.9 million. No gains or losses are deferred as regulatory assets or liabilities. Through December 31, 2017, unrealized gains on available-for-sale securities, net of related tax effects, are included in OCI and AOCI. In accordance with ASU 2016-01, unrealized gains on equity securities, net of related tax effects, were reclassified from AOCI to retained earnings on January 1, 2018. For the year ended December 31, 2018, unrealized gains recognized in OCI and AOCI, net of related tax effects, are related only to the available-for sale debt securities. These investments are primarily comprised of international, United States, state, and municipal government obligations and corporate debt securities. All investments are held in PNM’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions.

Investment in NM Renewable Development, LLC

On September 22, 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. In December 2017, PNMR Development made a contribution to NMRD of its interest in three 10 MW solar facilities it was constructing and assigned its interests in several agreements related to those facilities to NMRD. The facilities had a book value of $24.8 million, which approximated fair value at that time. AEP OnSite Partners made a cash contribution to NMRD equal to 50% of the value of the 30 MW solar capacity, amounting to $12.4 million, which cash was then distributed from NMRD to PNMR Development. During 2018 and 2017, PNMR Development and AEP OnSite Partners each made contributions of $9.6 million and $4.1 million to NMRD for its construction activities. At December 31, 2018, NMRD’s renewable energy capacity in operation is 33.9 MW, which includes 30 MW to supply energy to serve a data center in PNM’s service territory (Note 17) and 3.9 MW to supply energy to electric cooperatives located in New Mexico. PNMR accounts for its investment in NMRD using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.  PNMR records as income its percentage share of earnings or loss of NMRD and carries its investment at cost, adjusted for its share of undistributed earnings or losses.

For the year ended December 31, 2018, NMRD had revenues of $3.1 million and net earnings of $1.0 million. For the year ended December 31, 2017, NMRD revenues, expenses, and net income were each less than $0.1 million. At December 31, 2018 and 2017, NMRD had $2.6 million and $6.0 million of current assets, $50.8 million and $30.9 million of property, plant, and equipment and other assets, $0.2 million and $3.9 million of current liabilities, and $53.2 million and $33.0 million of owners’ equity.
Goodwill
Under GAAP, the Company does not amortize goodwill. Goodwill is evaluated for impairment annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. See Note 19.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Asset Impairment
Tangible long-lived assets are evaluated in relation to the estimated future undiscounted cash flows to assess recoverability when events and circumstances indicate that the assets might be impaired. See Note 16.
Revenue Recognition
See Note 4 for a discussion of electric operating revenues.
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
Derivatives
The Company records derivative instruments, including energy contracts, on the balance sheet as either an asset or liability measured at their fair value. GAAP requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying hedges, an entity must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. GAAP provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of AOCI and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. See Note 7 and Note 9.
The Company treats all forward commodity purchases and sales contracts subject to unplanned netting or “book-out” by the transmission provider as derivative instruments subject to mark-to-market accounting. GAAP provides guidance on whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. See Note 4.
Decommissioning and Reclamation Costs
In accordance with GAAP, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Nuclear decommissioning costs and related accruals are based on periodic site-specific estimates of the costs for removing all radioactive and other structures at PVNGS and are dependent upon numerous assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. PNM’s accruals for PVNGS Units 1, 2, and 3, including portions held under leases, have been made based on such estimates, the guidelines of the NRC, and the extended PVNGS license periods. PVNGS Units 1 and 2 are included in PNM’s retail rates and PVNGS Unit 3 was excluded through December 31, 2017, but is included in retail rates beginning in 2018. See Note 16 and Note 17. See Note 17 for information concerning the treatment of nuclear decommissioning for the leased portions of PVNGS in the NMPRC’s order in PNM’s NM 2015 Rate Case and PNM’s appeal of that order.
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
December 31, 2018, 2017 and 2016

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
The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability by assessing a range of reasonably likely costs for each identified site using currently available information and the probable level of involvement and financial condition of other potentially responsible parties. These estimates are based on assumptions regarding the costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Amounts recorded for environmental expense in the years ended December 31, 2018, 2017, and 2016, as well as the amounts of environmental liabilities at December 31, 2018 and 2017 were insignificant.
Pension and Other Postretirement Benefits
See Note 11 for a discussion of pension and postretirement benefits expense, including a discussion of the actuarial assumptions.
Stock-Based Compensation
See Note 12 for a discussion of stock-based compensation expense.
Income Taxes
Income taxes are recognized using the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. In accordance with GAAP, all deferred taxes are reflected as non-current on the Consolidated Balance Sheets. Current NMPRC, FERC, and PUCT approved rates include the tax effects of the majority of these differences. GAAP requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded based on the expected cash flow to be reflected in future rates. Because the NMPRC, FERC, and the PUCT have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities. The Company recognizes only the impact of tax positions that, based on their merits, are more likely than not to be sustained upon an IRS audit. The Company defers investment tax credits and amortizes them over the estimated useful lives of the assets. See Note 18 for additional information, including a discussion of the impacts of the Tax Act.

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

Accounting Standards Update 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02 to provide guidance on the recognition, measurement, presentation, and disclosure of leases. Effective January 1, 2019, ASU 2016-02 requires that a liability be recorded on the balance sheet for all

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
leases, based on the present value of future lease obligations. A corresponding right-of-use asset will also be recorded. Amortization of the lease obligation and the right-of-use asset for certain leases, primarily those classified as operating leases, will be on a straight-line basis and other leases will be required to be accounted for as financing arrangements, which are recorded in a manner that is similar to the accounting for capital leases under current GAAP. ASU 2016-02 also revises certain disclosure requirements. ASU 2016-02 allows entities to apply certain practical expedients to arrangements that exist upon adoption of the standard and provides for other practical expedients that can be applied to leases commencing after the date of adoption.

As discussed in Note 8, the Company has operating leases of office buildings, vehicles, and equipment. PNM also has operating lease interests in PVNGS Units 1 and 2 that will expire in January 2023 and 2024. In addition, the Company routinely enters into land easements and right-of-way agreements but only one such agreement with the Navajo Nation has been accounted for as a lease under current guidance. The Company will elect to use many of the practical expedients available upon adoption of the standard. As a result, the Company will continue to account for its leases, including its land lease agreement with the Navajo Nation, existing as of January 1, 2019 as operating leases until they expire or a modified. The Company will also elect the use of the practical expedient related to retrospective application of the standard and will adopt the standard prospectively, rather than restating prior periods to conform to the new guidance.

As of January 1, 2019, PNMR, PNM, and TNMP will record operating lease obligations and corresponding right-of-use assets aggregating approximately $160 million, $146 million, and $12 million. These amounts reflect anticipated future cash flows associated with each operating lease, including the 2018 consumer price index requirement for the right-of-way lease on the Navajo Nation, discounted at PNMR’s, PNM’s, and TNMP’s fully collateralized borrowing rates, except for fleet operating leases which contain specified interest rates. The Company anticipates the majority of its fleet leases, and certain of its leases for office equipment, commencing after the effective date of the new standard will be recorded as financing leases. After the date of adoption, the Company anticipates it will elect the use of the practical expedient to combine the lease and non-lease components for its fleet and office building leases, and to elect the practical expedient allowing leases with expected terms of less than one-year to not be recorded on its Consolidated Balance Sheets. The standard also expands disclosure requirements related to leases, which will be provided beginning in 2019.

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which changes the way entities recognize impairment of many financial assets, including accounts receivable and investments in debt securities, by requiring immediate recognition of estimated credit losses expected to occur over the remaining lives of the assets. In November 2018, the FASB clarified that receivables arising from operating leases are not within the scope of Topic 326 for assets measured at amortized costs. Instead, impairments of receivables arising from operating leases should be accounted for in accordance with Topic 842. The Company anticipates adopting ASU 2016-13 effective as of January 1, 2020, its required effective date. The Company is in the process of analyzing the impacts of this new standard but does not anticipate it will have a significant impact on its financial statements.

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
December 31, 2018, 2017 and 2016

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

Accounting Standards Update 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 to better align hedge accounting with an organization’s risk management activities and to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for the Company on January 1, 2019 although early adoption is permitted. At adoption, ASU 2017-12 is to be applied prospectively and allows entities to record a cumulative-effect adjustment at the transition date as well as allowing entities to elect certain practical expedients upon adoption. As discussed in Note 7, the Company periodically enters into, and designates as cash flow hedges, interest rate swaps to hedge its exposure to changes in interest rates. In addition, as discussed in Note 9, the Company enters into various derivative instruments to economically hedge the risk of changes in commodity prices, which are not currently designated as cash flow hedges. Beginning on January 1, 2018, PNM’s capacity in PVNGS Unit 3 is being used as a resource to serve NM retail customers (Note 16). As a result, the Company’s exposure to fluctuations in commodity prices, as well as its use of economic hedging transactions, has been significantly reduced. The Company will adopt ASU 2017-12 on its January 1, 2019 effective date and does not anticipate the changes will have a significant impact on the Company’s financial statements.

Accounting Standards Update 2018-13 – Fair Value Measurements (Topic 820) Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13 to improve fair value disclosures. ASU 2018-13 eliminates certain disclosure requirements related to transfers between Levels 1 and 2 of the fair value hierarchy and the requirement to disclose the valuation process for Level 3 fair value measurements. ASU 2018-13 also amends certain disclosure requirements for investments measured at net asset value and requires new disclosures for Level 3 investments, including a new requirement to disclose changes in unrealized gains or losses recorded in OCI related to Level 3 fair value measurements. ASU 2018-13 is effective for the Company beginning on January 1, 2020 and permits entities to adopt all or certain elements of the new guidance prior to its effective date. ASU 2018-13 requires retrospective application, except for the new disclosures related to Level 3 investments which are to be applied prospectively. As discussed in Note 9, PNM and TNMP have investment securities in trusts for decommissioning, reclamation, pension benefits, and other postretirement benefits, which are measured at fair value. Certain investments in these trusts are measured at net asset value per share. These trusts also hold Level 3 investments. The Company is evaluating the requirements of ASU 2018-13, but does not anticipate it will have a significant impact on the Company’s fair value disclosures.

Accounting Standards Update 2018-14 – Compensation - Retirement Benefits - Defined Benefit Plans (Topic 715) Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14 to improve benefit plan sponsors’ disclosures for defined benefit pension and other post-employment benefit plans. ASU 2018-14 removes the requirement to disclose the amounts in other comprehensive income expected to be recognized as benefit cost over the next fiscal year and the requirement to disclose the impact of a one-percentage-point change in the assumed health care cost trend rate; clarifies the disclosure requirements for plans with assets that are less than their projected benefit, or accumulated benefit obligation; and requires significant gains and losses affecting benefit obligations during the period be disclosed. ASU 2018-14 is effective for the Company on January 1, 2021, although early adoption is permitted, and requires retrospective application. As discussed in Note 11, PNM and TNMP maintain qualified defined benefit, other postretirement benefit plans providing medical and dental benefits, and executive retirement programs. The Company is in the process of evaluating the requirements of ASU 2018-14 but does not anticipate these changes will have a significant impact on the Company’s defined benefit and other postretirement benefit plan disclosures.

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
December 31, 2018, 2017 and 2016

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

Accounting Standards Update 2018-18 - Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606
In November 2018, the FASB issued ASU 2018-18 to clarify transactions between collaborative arrangement participants that should be recognized as revenue under Topic 606. ASU 2018-18 is effective for the Company on January 1, 2020, although early adoption is permitted, and requires retrospective application. The Company has collaborative arrangements related to its interests in SJGS, Four Corners, PVNGS, and Luna. The Company believes its current accounting practices comply with the requirements of ASU 2018-18 but is in the process of analyzing the impacts of the new standard.

(2)	Segment Information
The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. A reconciliation of the segment presentation to the GAAP financial statements is provided.
PNM
PNM includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM also includes the generation and sale of electricity into the wholesale market, as well as providing transmission services to third parties. The sale of electricity includes the asset optimization of PNM’s jurisdictional capacity as well as the capacity excluded from retail rates. FERC has jurisdiction over wholesale power and transmission rates.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

2018	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Electric operating revenues	$1,091,965	$344,648	$—	$1,436,613
Cost of energy	314,036	85,690	—	399,726
Utility margin	777,929	258,958	—	1,036,887
Other operating expenses	481,030	96,272	(17,650)	559,652
Depreciation and amortization	151,866	66,189	23,133	241,188
Operating income (loss)	145,033	96,497	(5,483)	236,047
Interest income	13,089	—	2,451	15,540
Other income (deductions)	(17,312)	4,065	(2,039)	(15,286)
Interest charges	(76,458)	(32,091)	(18,695)	(127,244)
Segment earnings (loss) before income taxes	64,352	68,471	(23,766)	109,057
Income taxes (benefit)	(5,971)	16,880	(3,134)	7,775
Segment earnings (loss)	70,323	51,591	(20,632)	101,282
Valencia non-controlling interest	(15,112)	—	—	(15,112)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$54,683	$51,591	$(20,632)	$85,642

At December 31, 2018:
Total Assets	$5,035,883	$1,665,177	$164,491	$6,865,551
Goodwill	$51,632	$226,665	$—	$278,297

2017	PNM	TNMP	Corporate and Other	PNMR Consolidated

Electric operating revenues	$1,104,230	$340,773	$—	$1,445,003
Cost of energy	321,677	85,802	—	407,479
Utility margin	782,553	254,971	—	1,037,524
Other operating expenses	414,457	98,221	(22,135)	490,543
Depreciation and amortization	147,017	63,146	21,779	231,942
Operating income	221,079	93,604	356	315,039
Interest income	8,454	—	7,462	15,916
Other income (deductions)	22,132	3,551	(3,254)	22,429
Interest charges	(82,697)	(30,084)	(14,844)	(127,625)
Segment earnings (loss) before income taxes	168,968	67,071	(10,280)	225,759
Income taxes	81,555	31,512	17,273	130,340
Segment earnings (loss)	87,413	35,559	(27,553)	95,419
Valencia non-controlling interest	(15,017)	—	—	(15,017)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$71,868	$35,559	$(27,553)	$79,874

At December 31, 2017:
Total Assets	$4,921,563	$1,500,770	$223,770	$6,646,103
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

2016	PNM	TNMP	Corporate and Other	PNMR Consolidated

Electric operating revenues	$1,035,913	$327,038	$—	$1,362,951
Cost of energy	299,714	80,882	—	380,596
Utility margin	736,199	246,156	—	982,355
Other operating expenses	407,922	93,389	(12,791)	488,520
Depreciation and amortization	133,447	61,126	14,537	209,110
Operating income (loss)	194,830	91,641	(1,746)	284,725
Interest income	10,173	—	12,120	22,293
Other income (deductions)	15,326	3,202	(1,739)	16,789
Interest charges	(87,469)	(29,335)	(11,829)	(128,633)
Segment earnings (loss) before income taxes	132,860	65,508	(3,194)	195,174
Income taxes (benefit)	40,922	23,836	(1,480)	63,278
Segment earnings (loss)	91,938	41,672	(1,714)	131,896
Valencia non-controlling interest	(14,519)	—	—	(14,519)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$76,891	$41,672	$(1,714)	$116,849

At December 31, 2016:
Total Assets	$4,867,546	$1,383,223	$220,311	$6,471,080
Goodwill	$51,632	$226,665	$—	$278,297

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

	Year Ended December 31,
	2018	2017	2016
REP A	21%	16%	16%
REP B	15%	11%	11%
REP C	12%	10%	11%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

(3)	Accumulated Other Comprehensive Income (Loss)
AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders. Information regarding AOCI is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized Gains on Available-for-Sale Securities	Pension Liability Adjustment	Total	Fair Value Adjustment for Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2015	$17,346	$(88,822)	$(71,476)	$44	$(71,432)
Amounts reclassified from AOCI (pre-tax)	(22,139)	5,504	(16,635)	764	(15,871)
Income tax impact of amounts reclassified	8,639	(2,148)	6,491	(298)	6,193
Other OCI changes (pre-tax)	778	(18,501)	(17,723)	(874)	(18,597)
Income tax impact of other OCI changes	(304)	7,219	6,915	341	7,256
Net after-tax change	(13,026)	(7,926)	(20,952)	(67)	(21,019)
Balance at December 31, 2016	4,320	(96,748)	(92,428)	(23)	(92,451)
Amounts reclassified from AOCI (pre-tax)	(17,567)	6,452	(11,115)	581	(10,534)
Income tax impact of amounts reclassified	6,816	(2,504)	4,312	(225)	4,087
Other OCI changes (pre-tax)	28,160	3,618	31,778	1,000	32,778
Income tax impact of other OCI changes	(10,927)	(919)	(11,846)	(388)	(12,234)
Net after-tax change	6,482	6,647	13,129	968	14,097
Reclassification of stranded income taxes to retained earnings (Note 18)	2,367	(20,161)	(17,794)	208	(17,586)
Balance at December 31, 2017, as originally reported	13,169	(110,262)	(97,093)	1,153	(95,940)
Cumulative effect adjustment (Note 9)	(11,208)	—	(11,208)	—	(11,208)
Balance at January 1, 2018, as adjusted	1,961	(110,262)	(108,301)	1,153	(107,148)
Amounts reclassified from AOCI (pre-tax)	(3,819)	7,568	3,749	216	3,965
Income tax impact of amounts reclassified	970	(1,922)	(952)	(56)	(1,008)
Other OCI changes (pre-tax)	3,790	(10,382)	(6,592)	570	(6,022)
Income tax impact of other OCI changes	(963)	2,637	1,674	(145)	1,529
Net after-tax change	(22)	(2,099)	(2,121)	585	(1,536)
Balance at December 31, 2018	$1,939	$(112,361)	$(110,422)	$1,738	$(108,684)

The Consolidated Statements of Earnings include pre-tax amounts reclassified from AOCI related to Unrealized Gains on Available-for-Sale Securities in gains (losses) on investment securities, related to Pension Liability Adjustment in other(deductions), and related to Fair Value Adjustment for Cash Flow Hedges in interest charges. The income tax impacts of all amounts reclassified from AOCI are included in income taxes in the Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

(4)	Electric Operating Revenues

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

Unrealized gains and losses on derivative contracts that are not designated for hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power and fuel supply agreements, used to hedge generation assets and purchased power costs. Changes in the fair value of economic hedges are reflected in results of operations, with changes related to economic hedges on sales included in operating revenues and changes related to economic hedges on purchases included in cost of energy sold (Note 9).

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

The Company adopted ASU 2014-09 effective as of January 1, 2018, its required effective date, using the modified retrospective method of adoption. The adoption of ASU 2014-09 did not result in changes to the nature, amount, and timing of the Company’s existing revenue recognition processes or information technology infrastructure. Therefore, the adoption of ASU 2014-09 had no effect on the amount of revenue recorded in 2018 compared to the amount that would have been recorded under prior GAAP, no effect on total electric operating revenues or any other caption within the Company’s financial statements, and no cumulative effect adjustment was recorded. Revenues for 2018 are presented in accordance with the standard on the Consolidated Statements of Earnings and 2017 and 2016 revenues are presented on a comparative basis. Additional disclosures to further disaggregate 2018 revenues are presented below.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Sources of Revenue

Additional information about the nature of revenues is provided below. Additional information about matters affecting PNM’s and TNMP’s regulated revenues is provided in Note 17.

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

Other – On January 1, 2018, PNM acquired a 65 MW interest in SJGS Unit 4, which is held as merchant plant as ordered by the NMPRC (Note 16). PNM sells power from 36 MW of this capacity to a third party at a fixed price that is recorded as revenue from contracts with customers. PNM is obligated to deliver power under this arrangement only when SJGS Unit 4 is operating. Other market sales from this 65 MW interest are recorded in other electric operating revenues.

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

Alternative Revenue Programs

ARP revenues, which are discussed above, include recovery or refund provisions under PNM’s renewable energy rider and true-ups to PNM’s formula transmission rates; TNMP’s AMS surcharge, transmission cost recovery factor, and the impacts of the PUCT’s January 25, 2018 order regarding the change in the federal corporate income tax rate; and the energy efficiency incentive bonus at both PNM and TNMP. GAAP provides for the recognition of regulatory assets and liabilities for the difference between ARP revenues and amounts billed under those programs. Regulatory assets and liabilities are amortized into earnings as amounts are billed. Accordingly, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the NMPRC, PUCT, and FERC.

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
December 31, 2018, 2017 and 2016

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects ARP revenues and other revenues.

	PNM	TNMP	PNMR Consolidated
Year Ended December 31, 2018	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$433,009	$130,288	$563,297
Commercial	408,333	111,261	519,594
Industrial	61,119	17,317	78,436
Public authority	21,688	5,609	27,297
Economy energy service	26,764	—	26,764
Transmission	54,280	66,991	121,271
Miscellaneous	14,098	8,983	23,081
Total revenues from contracts with customers	1,019,291	340,449	1,359,740
Alternative revenue programs	(2,443)	4,199	1,756
Other electric operating revenues	75,117	—	75,117
Total Electric Operating Revenues	$1,091,965	$344,648	$1,436,613

Contract balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed to the customer or end-user, including amounts under ARP programs. For PNM, accounts receivable reflected on the Consolidated Balance Sheets, net of allowance for uncollectible accounts, includes $61.7 million and $61.8 million at December 31, 2018 and 2017 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company has no contract assets as of December 31, 2018. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer’s capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

Changes during the period in the balances of contract liabilities, which are included in other current liabilities on the Consolidated Balance Sheets, are as follows:

	PNM	TNMP	PNMR Consolidated
	(In thousands)
Balance at December 31, 2017	$349	$—	$349
Consideration received in advance of service to be provided	4,660	1,512	6,172
Deferred revenue earned	(4,660)	(1,512)	(6,172)
Balance at December 31, 2018	$349	$—	$349

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

(5)	Earnings and Dividends Per Share
In accordance with GAAP, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share and dividends per share is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$85,642	$79,874	$116,849
Average Number of Common Shares:
Outstanding during year	79,654	79,654	79,654
Vested awards of restricted stock	236	237	104
Average Shares – Basic	79,890	79,891	79,758
Dilutive Effect of Common Stock Equivalents:
Stock options and restricted stock	122	250	374
Average Shares – Diluted	80,012	80,141	80,132
Net Earnings Attributable to PNMR Per Share of Common Stock:
Basic	$1.07	$1.00	$1.47
Diluted	$1.07	$1.00	$1.46
Dividends Declared per Common Share	$1.0850	$0.9925	$0.9025

(6)	Stockholders’ Equity
Common Stock and Equity Contributions
PNMR, PNM, and TNMP did not issue any common stock during the three-year period ended December 31, 2018. PNMR funded cash equity contributions of zero in 2018 and 2017, and $28.1 million in 2016 to PNM, and $30.0 million in 2018 and $50.0 million in each of 2017 and 2016 to TNMP. PNMR offers shares of PNMR common stock through the PNMR Direct Plan. PNMR utilizes shares of its common stock purchased on the open market, by an independent agent, rather than issuing additional shares to satisfy subscriptions under the PNMR Direct Plan. The shares of PNMR common stock utilized in the PNMR Direct Plan are offered under a SEC shelf registration statement that expires in March 2021.
Dividends on Common Stock
The declaration of common dividends by PNMR is dependent upon a number of factors, including the ability of PNMR’s subsidiaries to pay dividends. PNMR’s primary sources of dividends are its operating subsidiaries.
PNM declared and paid cash dividends to PNMR of $77.4 million, $60.7 million, and $4.1 million in 2018, 2017, and 2016. TNMP declared and paid cash dividends to PNMR of $41.9 million, $44.4 million, and $31.8 million in 2018, 2017, and 2016.
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC provisions allow PNM to pay dividends, without prior NMPRC approval, from current earnings, which is determined on a rolling four quarter basis, or from equity contributions previously made by PNMR. The Federal Power Act also imposes certain restrictions on dividends by public utilities, including that dividends cannot be paid from paid-in capital. Prior to July 2018, the Company’s revolving credit facilities and term loans contained a covenant requiring the maintenance of debt-to-capitalization ratios of not more than 65%. In July 2018, PNMR’s revolving credit facility and term loans were amended such that PNMR is now required to maintain a debt-to-capitalization ratio of not more than 70%. The debt-to-capitalization ratio requirements remain at less than or equal 65% for the PNM and TNMP. These debt-to-capitalization ratio requirements could limit the amounts of dividends that could be paid. PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain the approval of certain financial counterparties to transfer more than five percent of PNM’s assets. As of December 31, 2018: none of the numerical tests would restrict the payment of dividends from the retained earnings of TNMP; the 65% debt-to-capitalization covenant would allow the payment of dividends by PNM of up to $242.8 million; and the 70% debt-to-capitalization covenant would allow the payment of dividends by PNMR of up to $306.8 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

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

(7)Financing
The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Prior to July 2018, each of the Company’s revolving credit facilities and term loans contained a single financial covenant, which required the maintenance of a debt-to-capitalization ratio of less than or equal to 65%. In July 2018, the PNMR Revolving Credit Facility, the PNMR Development Revolving credit facility, and PNMR’s term loans were each amended such that PNMR is now required to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for the PNM and TNMP agreements. The Company’s revolving credit facilities and term loans generally also contain customary covenants, events of default-cross default provisions, and change-of-control provisions.
PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC.
Financing Activities
PNMR

At January 1, 2016, PNMR had outstanding the $150.0 million PNMR Term Loan, which matured and was repaid on December 21, 2016.

At January 1, 2016, PNMR had outstanding the $150.0 million PNMR 2015 Term Loan, which matured and was repaid on March 9, 2018.

As discussed in Note 16, NM Capital, a wholly-owned subsidiary of PNMR, entered into a $125.0 million term loan agreement (the “BTMU Term Loan”) with BTMU, as lender and administrative agent, as of February 1, 2016. The BTMU Term Loan had a maturity date of February 1, 2021 and bore interest at a rate based on LIBOR plus a customary spread. PNMR, as parent company of NM Capital, guaranteed NM Capital’s obligations to BTMU. NM Capital utilized the proceeds of the BTMU Term Loan to provide funding of $125.0 million (the “Westmoreland Loan”) to a ring-fenced, bankruptcy-remote, special-purpose entity subsidiary of Westmoreland to finance Westmoreland’s purchase of SJCC. The BTMU Term Loan agreement required that NM Capital utilize all amounts, less taxes and fees, it received under the Westmoreland Loan to repay the BTMU Term Loan. On May 22, 2018, the full principal balance outstanding under the Westmoreland Loan of $50.1 million was repaid. NM Capital used a portion of the proceeds to repay all remaining principal of $43.0 million owed under the BTMU Term Loan. These payments effectively terminated the loan agreements. In addition, PNMR’s guarantee of NM Capital’s obligations was also effectively terminated. See Note 10.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine (Note 16).

On December 21, 2016, PNMR entered into two term loan agreements: (1) a $100.0 million term loan agreement (the “PNMR 2016 One-Year Term Loan”) among PNMR, the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent, that was to mature on December 21, 2017; and (2) a $100.0 million term loan agreement (the “PNMR 2016 Two-Year Term Loan”) among PNMR and JPMorgan Chase Bank, N.A., as lender and administrative agent, that matured on December 21, 2018. The proceeds of these term loans were used to repay the $150.0 million PNMR Term Loan and to reduce borrowings under the PNMR Revolving Credit Facility. On December 15, 2017, the PNMR 2016 One-Year Term Loan was extended to December 14, 2018.

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.250% SUNs (the “PNMR 2018 SUNs”), which mature on March 9, 2021. The proceeds from the offering were used to repay the $150.0 million PNMR 2015 Term Loan that was due on March 9, 2018 and to reduce borrowings under the PNMR Revolving Credit Facility.

On November 26, 2018, PNMR Development entered into a $90.0 million term loan agreement (the “PNMR Development Term Loan”), among PNMR Development and KeyBank, N.A., as administrative agent and sole lender. Proceeds from the PNMR Development Term Loan were used to repay short-term borrowings under the PNMR Development’s revolving credit facility and to repay borrowings under its intercompany loan from PNMR. The PNMR Development Term Loan bears interest at a variable rate, which was 3.32% on December 31, 2018, and matures on November 26, 2020. PNMR, as parent company of PNMR Development, has guaranteed PNMR Development’s obligations under the loan. The PNMR Development Term Loan requires PNMR to maintain a debt-to-capitalization ratio of less than or equal to 70%, and contains customary events of default, a cross-default provision, and a change-of-control provision.

On December 14, 2018, PNMR entered into a $150.0 million term loan agreement (the “PNMR 2018 One-Year Term Loan”) among PNMR, the lenders identified therein, and MUFG Bank, Ltd., as administrative agent. The proceeds from the PNMR 2018 One-Year Term Loan were used to repay the PNMR 2016 One-Year Term Loan (as extended), a portion of the PNMR 2016 Two-Year Term Loan, and for general corporate purposes. The PNMR 2018 One-Year Term Loan bears interest at a variable rate, which was 3.20% at December 31, 2018, and matures on December 13, 2019.

On December 21, 2018, PNMR entered into a $50.0 million term loan agreement (the “PNMR 2018 Two-Year Term Loan”), between PNMR and Bank of America, N.A. as sole lender. Proceeds from the PNMR 2018 Two-Year Term Loan were used to repay the remaining amount owed under the PNMR 2016 Two-Year Term Loan and for general corporate purposes. The PNMR 2018 Two-Year Term Loan bears interest at a variable rate, which was 3.28% at December 31, 2018, and matures on December 21, 2020.

PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires in March 2021.

PNM

At January 1, 2016, PNM had a $125.0 million multi-draw term loan facility (the “PNM Multi-draw Term Loan”) that had a maturity date of June 21, 2016. The PNM Multi-draw Term Loan was repaid on May 20, 2016.

On May 20, 2016, PNM entered into a $175.0 million term loan agreement (the “PNM 2016 Term Loan”) between PNM and JPMorgan Chase Bank, N.A., as lender and administrative agent. The PNM 2016 Term Loan bore interest at a variable rate and had a maturity date of November 17, 2017. PNM used a portion of the proceeds of the PNM 2016 Term Loan to prepay without penalty the $125.0 million outstanding under the PNM Multi-draw Term Loan. The PNM 2016 Term Loan was repaid on July 20, 2017.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

At January 1, 2016, PNM had $37.0 million of outstanding PCRBs, which have a final maturity of June 1, 2040, and $20.0 million of outstanding PCRBs which have a final maturity of June 1, 2042. These PCRBs were subject to mandatory tender for remarketing on June 1, 2017 and were successfully remarketed on that date. The $37.0 million of PCRBs now bear interest at 2.125% and the $20.0 million of PCRBs now bear interest at 2.45%. Both series are now subject to mandatory tender for remarketing on June 1, 2022.

On July 20, 2017, PNM entered into a $200.0 million term loan agreement (the “PNM 2017 Term Loan”) between PNM and JPMorgan Chase Bank, N.A., as lender and administrative agent, and U.S. Bank National Association, as lender. The PNM 2017 Term Loan bore interest at a variable rate, which was 3.26% at December 31, 2018, and was repaid on January 18, 2019. PNM used the proceeds of the PNM 2017 Term Loan to prepay without penalty the $175.0 million PNM 2016 Term Loan and to reduce short-term borrowings.

On July 28, 2017, PNM entered into an agreement (the “PNM 2017 Senior Unsecured Note Agreement”) with institutional investors for the sale of $450.0 million aggregate principal amount of eight series of Senior Unsecured Notes (the “PNM 2018 SUNs”) offered in private placement transactions. On May 14, 2018 PNM issued $350.0 million of the PNM 2018 SUNs under that agreement (at fixed annual interest rates ranging from 3.15% to 4.50% for terms between 5 and 30 years) and used the proceeds to repay an equal amount of PNM’s 7.95% SUNs that matured on May 15, 2018. On July 31, 2018, PNM issued the remaining $100.0 million of the PNM 2018 SUNs (at fixed annual interest rates of 3.78% and 4.60% for terms of 10 and 30 years) and used the proceeds to repay an equal amount of PNM’s 7.50% SUNs on August 1, 2018. The PNM 2017 Senior Unsecured Note Agreement includes customary covenants, including a covenant that requires the maintenance of a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, including a cross-default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2018 SUNs at par. PNM will have the right to redeem any or all of the PNM 2018 SUNs prior to their respective maturities, subject to payment of a customary make-whole premium.

On April 9, 2018, PNMR Development deposited $68.2 million with PNM related to potential transmission network interconnections, which is shown as a cash inflow from financing activities on PNM’s Consolidated Statements of Cash Flows. PNM used the deposit to repay intercompany borrowings. PNM is required to pay interest to PNMR Development to the extent work under the interconnections has not been performed. During the year ended December 31, 2018, PNM recognized $2.4 million of interest expense under the agreement. At December 31, 2018, PNM’s remaining obligation under the interconnection agreement with PNMR Development of $68.2 million, excluding unpaid interest, is reflected in other deferred credits on PNM’s Consolidated Balance Sheets. As required by GAAP, all intercompany transactions related to this deposit have been eliminated on PNMR’s Consolidated Financial Statements.

On January 18, 2019, PNM entered into a $250.0 million term loan agreement (the “PNM 2019 Term Loan”) among PNM, the lenders identified therein, and U.S. Bank N.A., as administrative agent. PNM used the proceeds of the PNM 2019 Term Loan to repay the PNM 2017 Term Loan, short-term borrowings under the PNM Revolving Credit Facility, and for general corporate purposes. The PNM 2019 Term Loan bears interest at a variable rate, which was 3.13% at February 22, 2019, and must be repaid on or before July 17, 2020.

PNM has a shelf registration statement, which will expire in May 2020, with capacity for the issuance of up to $475.0 million of senior unsecured notes.
TNMP

On December 17, 2015, TNMP entered into an agreement which provided that TNMP would issue $60.0 million aggregate principal amount of 3.53% first mortgage bonds, due 2026 on or about February 10, 2016, subject to satisfaction of certain conditions. TNMP issued the bonds on February 10, 2016 and used the proceeds to reduce short-term debt and intercompany debt.

On June 14, 2017, TNMP entered into an agreement which provided TNMP would issue $60.0 million aggregate principal amount of 3.22% first mortgage bonds, due 2027 on or about August 25, 2017, subject to satisfaction of certain conditions. TNMP issued the bonds on August 24, 2017 and used the proceeds to reduce short-term and intercompany debt and for general corporate purposes.

On June 28, 2018, TNMP entered into an agreement under which TNMP issued $60.0 million aggregate principal amount of 3.85% first mortgage bonds, due 2028. On July 25, 2018, TNMP entered into a $20.0 million term loan agreement. On December

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

17, 2018, the TNMP 2018 Term Loan agreement was amended to provide additional funding of $15.0 million, which results in a total committed amount of $35.0 million under the agreement (the “TNMP 2018 Term Loan”). The TNMP 2018 Term Loan bears interest at a variable rate, which was 3.22% at December 31, 2018, and matures on July 25, 2020. TNMP used the proceeds from these issuances to repay short-term borrowings and for TNMP’s general corporate purposes.

On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement with institutional investors for the sale of $305.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the “TNMP 2019 Bonds”) offered in private placement transactions. TNMP is required to issue specified amounts of the TNMP 2019 Bonds on March 29, 2019 and on or before July 1, 2019. The issuances of the TNMP 2019 Bonds are subject to the satisfaction of customary conditions, including continuing compliance with the representations, warranties and covenants of the TNMP 2019 Bond Purchase Agreement. TNMP will use the proceeds from the TNMP 2019 Bonds to repay $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019, as well as to repay borrowings under the TNMP Revolving Credit Facility and for other general corporate purposes. The terms of the TNMP 2019 Bond Purchase Agreement include customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP will have the right to redeem any or all of the TNMP 2019 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium. Information concerning the funding dates, maturities and interest rates on the TNMP 2019 Bonds to be issued in March 2019 and on or before July 1, 2019 is as follows:

Scheduled Funding Date	Maturity Date	Principal Amount	Interest Rate
		(In millions)
March 29, 2019	March 29, 2034	$75.0	3.79%
March 29, 2019	March 29, 2039	75.0	3.92%
March 29, 2019	March 29, 2044	75.0	4.06%
		225.0
July 1, 2019	July 1, 2029	80.0	3.60%
		$305.0
Interest Rate Hedging Activities

In September 2015, PNMR entered into a hedging agreement whereby it effectively established a fixed interest rate of 1.927% for borrowings under the PNMR 2015 Term Loan for the period from January 11, 2016 through its maturity on March 9, 2018. In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, subject to change if there is a change in PNMR’s credit rating, for three separate tranches, each of $50.0 million, of its variable rate debt.

These hedge agreements are accounted for as cash flow hedges. These hedge agreements had fair value gains totaling $1.0 million at December 31, 2018 that is included in other deferred charges and $1.4 million at December 31, 2017 that is included in other current assets on the Consolidated Balance Sheets. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement.
Borrowing Arrangements Between PNMR and its Subsidiaries
PNMR has one-year intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount up to $100.0 million and have either reciprocal or non-reciprocal terms. Interest charged to the subsidiaries is equivalent to interest paid by PNMR on its short-term borrowings or the money-market interest rate if PNMR does not have any short-term borrowings outstanding. TNMP had outstanding borrowings of $0.1 million from PNMR at December 31, 2018 and zero at February 22, 2019. TNMP had no borrowings at December 31, 2017. PNM had outstanding borrowings of $19.8 million from PNMR at December 31, 2018 and zero at February 22, 2019. PNM had no outstanding borrowings at December 31, 2017.

Short-term Debt

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. Both facilities currently expire on October 31, 2023 and contain options to be extended through October 2024. However, one lender, whose current commitment is $10.0 million under the PNMR Revolving Credit Facility and $40.0 million under the PNM Revolving Credit Facility, did not agree to extend its commitments beyond

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

October 31, 2020. Unless one or more of the other current lenders or a new lender assumes the commitments of the non-extending lender, the financing capacities will be reduced to $290.0 million for the PNMR Revolving Credit Facility and $360.0 million for the PNM Revolving Credit Facility beginning on November 1, 2020. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. In September 2017, the TNMP Revolving Credit Facility was extended to mature on September 23, 2022.
At January 1, 2016, PNM had a $50.0 million unsecured revolving credit facility (the “PNM 2014 New Mexico Credit Facility”) that was scheduled to expire on January 8, 2018. On December 12, 2017, PNM entered into a new $40.0 million unsecured revolving credit facility (the “PNM 2017 New Mexico Credit Facility”) by and among PNM, the lenders identified therein, U.S. Bank National Association, as Administrative Agent, and BOKF, NA dba Bank of Albuquerque, as Syndication Agent to replace the PNM 2014 New Mexico Credit Facility. The eight participating lenders are all banks that have a significant presence or are headquartered in New Mexico. The PNM 2017 New Mexico Credit Facility expires on December 12, 2022 and contains covenants and conditions similar to those in the PNM Revolving Credit Facility.

On February 26, 2018, PNMR Development entered into a revolving credit facility with Wells Fargo Bank, National Association, as lender, which allows PNMR Development to borrow up to $24.5 million on a revolving credit basis and also provides for the issuance of letters of credit. The facility was scheduled to expire on February 25, 2019. On February 22, 2019, PNMR Development amended the revolving credit facility to increase the capacity to $25.0 million and to expire on February 24, 2020. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities.

Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2018	2017
	(In thousands)
PNM:
PNM Revolving Credit Facility	$32,400	$39,800
PNM 2017 New Mexico Credit Facility	10,000	—
	42,400	39,800
TNMP Revolving Credit Facility	17,500	—
PNMR:
PNMR Revolving Credit Facility	20,000	165,600
PNMR One-Year Term Loans(1)	150,000	100,000
PNMR Development Revolving Credit Facility	6,000	—
	$235,900	$305,400
(1) Includes both the PNMR 2018 One-Year Term Loan and the PNMR 2016 One-Year Term Loan (as extended)
In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $4.7 million, $2.5 million, and $0.1 million at December 31, 2018 that reduce the available capacity under their respective revolving credit facilities. In addition, PNMR had $30.3 million of letters of credit outstanding under the JPM LOC Facility. At December 31, 2018, interest rates on outstanding borrowings were 3.76% for the PNMR Revolving Credit Facility, 3.63% for the PNM Revolving Credit Facility, 3.17% for the TNMP Revolving Credit Facility, 3.56% for the PNM 2017 New Mexico Credit Facility, 3.46% for the PNMR Development Revolving Credit Facility, and 3.20% for the PNMR 2018 One-Year Term Loan.

At February 22, 2019, PNMR, PNM, and TNMP had $250.0 million, $397.5 million, and $37.4 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, PNM had $30.0 million of availability under the PNM 2017 New Mexico Credit Facility, and PNMR Development had $14.1 million of availability under the PNMR Development Revolving Credit Facility. Total availability at February 22, 2019, on a consolidated basis, was $729.0 million for PNMR. At February 22, 2019, PNMR and PNM had invested cash of $0.9 million and $18.1 million. TNMP had no invested cash at February 22, 2019.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Long-Term Debt

As discussed above, on January 18, 2019, PNM entered into the $250.0 million PNM 2019 Term Loan and used a portion of the proceeds under that agreement to repay the $200.0 million PNM 2017 Term Loan on that date. On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement under which an aggregate of $305.0 million of TNMP 2019 Bonds are to be issued in March 2019 and on or before July 1, 2019. TNMP will use a portion of the proceeds from the TNMP 2019 Bonds to repay the $172.3 million 9.50% TNMP first mortgage bonds due on April 1, 2019. In accordance with GAAP, borrowings under the $200.0 million PNM 2017 Term Loan and the $172.3 million 9.50% TNMP first mortgage bonds are reflected as being long-term in the Consolidated Balance Sheets at December 31, 2018 since PNM and TNMP have demonstrated their intent and ability to re-finance these agreements on a long-term basis. In addition, aggregate borrowings of $450.0 million of PNM’s SUNs that were due on May 15, 2018 and August 1, 2018, are reflected as being long-term in the Consolidated Balance Sheets since the PNM 2017 Senior Unsecured Note Agreement demonstrated PNM’s ability and intent to re-finance the aggregate $450.0 million Senior Unsecured Notes on a long-term basis at December 31, 2017.

Information concerning long-term debt outstanding and unamortized (premiums), discounts, and debt issuance costs is as follows:

	December 31, 2018		December 31, 2017
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
PNM Debt
Senior Unsecured Notes, Pollution Control Revenue Bonds:
1.875% due April 2033, mandatory tender - October 1, 2021	$146,000	$1,022	$146,000	$1,383
6.25% due January 2038	36,000	216	36,000	228
2.125% due June 2040, mandatory tender - June 1, 2022	37,000	314	37,000	404
5.20% due June 2040, mandatory tender - June 1, 2020	40,045	62	40,045	105
5.90% due June 2040	255,000	1,950	255,000	2,040
6.25% due June 2040	11,500	88	11,500	92
2.45% due September 2042, mandatory tender - June 1, 2022	20,000	119	20,000	153
2.40% due June 2043, mandatory tender - June 1, 2020	39,300	146	39,300	243
5.20% due June 2043, mandatory tender - June 1, 2020	21,000	31	21,000	53
Senior Unsecured Notes:
7.95% due May 2018	—	—	350,000	272
7.50% due August 2018	—	—	100,025	73
5.35% due October 2021	160,000	455	160,000	617
3.15% due May 2023	55,000	338	—	—
3.45% due May 2025	104,000	666	—	—
3.85% due August 2025	250,000	1,974	250,000	2,274
3.68% due May 2028	88,000	581	—	—
3.78% due August 2028	15,000	101	—	—
3.93% due May 2033	38,000	256	—	—
4.22% due May 2038	45,000	307	—	—
4.50% due May 2048	20,000	138	—	—
4.60% due August 2048	85,000	590	—	—
PNM 2017 Term Loan due January 2019	200,000	1	200,000	23
	1,665,845	9,355	1,665,870	7,960
Less current maturities	—	—	25	2
	1,665,845	9,355	1,665,845	7,958

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

	December 31, 2018		December 31, 2017
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
TNMP Debt
First Mortgage Bonds:
9.50% due April 2019	172,302	206	172,302	1,032
6.95% due April 2043	93,198	(17,347)	93,198	(18,057)
4.03% due July 2024	80,000	580	80,000	686
3.53% due February 2026	60,000	585	60,000	667
3.22% due August 2027	60,000	494	60,000	552
3.85% due June 2028	60,000	584	—	—
TNMP 2018 Term Loan due July 2020	35,000	—	—	—
	560,500	(14,898)	465,500	(15,120)
Less current maturities	—	—	—	—
	560,500	(14,898)	465,500	(15,120)
PNMR Debt
PNMR 2015 Term Loan due March 2018	—	—	150,000	12
BTMU Term Loan	—	—	50,137	1,001
PNMR 2016 Two-Year Term Loan due December 2018	—	—	100,000	9
PNMR 3.25% 2018 SUNs due March 2021	300,000	1,690	—	—
PNMR Development Term Loan due November 2020	90,000	88	—	—
PNMR 2018 Two-Year Term Loan due December 2020	50,000	—	—	—
	440,000	1,778	300,137	1,022
Less current maturities	—	—	257,268	396
	440,000	1,778	42,869	626
Total Consolidated PNMR Debt	2,666,345	(3,765)	2,431,507	(6,138)
Less current maturities	—	—	257,293	398
	$2,666,345	$(3,765)	$2,174,214	$(6,536)

Reflecting mandatory tender dates, but excluding the impact of the refinancings under the PNM 2019 Term Loan and the TNMP 2019 Bond Purchase Agreement discussed above, long-term debt maturities as of December 31, 2018 are follows:

	PNMR	PNM	TNMP	PNMR Consolidated
	(In thousands)
2019	$—	$200,000	$172,302	$372,302
2020	140,000	100,345	35,000	275,345
2021	300,000	306,000	—	606,000
2022	—	57,000	—	57,000
2023	—	55,000	—	55,000
Thereafter	—	947,500	353,198	1,300,698
Total	$440,000	$1,665,845	$560,500	$2,666,345

(8)	Lease Commitments

The Company leases office buildings, vehicles, and other equipment under operating leases. In addition, PNM leases interests in Units 1 and 2 of PVNGS. Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation, and has no significant rights-of-way that will expire within the next five years. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. PNM’s April 2018 payment for the amount due under

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

the Navajo Nation right-of-way lease was $6.9 million, which included amounts due under the Consumer Price Index adjustment. All of the Company’s leases, as well as the Navajo Nation rights-of-way agreement, are accounted for as operating leases. See New Accounting Pronouncements in Note 1.

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

The terms of each of the extended leases do not provide for additional renewal options beyond their currently scheduled expiration dates. PNM has the option to purchase the assets underlying each of the extended leases at their fair market values or to return the lease interests to the lessors on the expiration dates. Under the terms of the extended leases, PNM has until January 15, 2020 for the Unit 1 leases and January 15, 2021 for the Unit 2 lease to provide notices to the lessors of PNM’s intent to exercise the purchase options or to return the leased assets to the lessors. PNM’s elections are independent for each lease and are irrevocable. In the proceeding addressing PNM’s 2017 IRP (Note 17), PNM agreed to promptly notify the NMPRC of a decision to extend the Unit 1 or 2 leases, or to exercise its option to purchase the leased assets at fair market value upon the expiration of leases. If PNM elects to exercise its purchase option under any of the leases, the leases provide an appraisal process to determine fair market value. If PNM elects to return the assets underlying the extended leases, PNM will retain certain obligations related to PNVGS, including costs to decommissioning the facility. PNM would seek to recover its undepreciated investments at the end of the PVNGS leases as well as any future obligations related to PNM’s leased capacity from NM retail customers. Any transfer of the assets underlying the leases will be required to comply with NRC licensing requirements.

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

As discussed in Note 16, the NMPRC’s final order in the NM 2015 Rate Case ultimately authorized PNM to recover certain costs associated with the extended PVNGS Unit 1 and 2 leases through January 2023 and 2024 and to recover a portion of the January 2016 purchase price of assets underlying certain other leases in Unit 2 but has prohibited PNM from recovering future contributions to the trusts that will be used to fund decommissioning of these interests. The NMPRC’s decisions in the NM 2015 Rate Case are currently being appealed at the NM Supreme Court. PNM cannot predict the outcome of the appeals these matters in the NM Supreme Court or what decisions the NMPRC might reach regarding PNM’s ultimate decision to further extend, purchase, or return the assets underlying the extended leases.

Covenants in PNM’s PVNGS Units 1 and 2 lease agreements limit PNM’s ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. PNM is

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the owner participants and take title to the leased interests. Exercise of renewal options under the leases required that amounts payable to the owner participants under the circumstances described above would increase to the fair market value as of the renewal date. If such an event had occurred as of December 31, 2018, amounts due to the lessors under the circumstances described above would be up to $163.8 million, payable on January 15, 2019 in addition to the scheduled lease payments due on January 15, 2019. In such event, PNM would record the acquired assets at the lower of their fair value or the amount paid.

Operating lease expense, including the PVNGS leases was:

	PNMR	PNM	TNMP
	(In thousands)
2018	$37,959	$33,085	$4,351
2017	$35,972	$31,817	$3,570
2016	$37,432	$32,843	$3,748

Future expected operating lease payments at December 31, 2018 are shown below:

	PNMR	PNM	TNMP
	(In thousands)
2019	$31,772	$27,691	$3,664
2020	30,404	27,000	3,102
2021	29,012	26,462	2,324
2022	28,175	26,217	1,795
2023	18,868	17,447	1,279
Later years	43,489	42,329	1,150
Total minimum lease payments	$181,720	$167,146	$13,314

The above table includes $18.5 million at PNMR, $7.5 million at PNM, and $11.0 million at TNMP for expected future payments on fleet leases that could be avoided if the leases were returned and the lessor is able to recover estimated market value for the equipment from third parties.

(9)	Fair Value of Derivative and Other Financial Instruments

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

PNM was exposed to market risk for its share of PVNGS Unit 3 through December 31, 2017, at which time PVNGS Unit 3 became a jurisdictional resource to serve New Mexico retail customers. Beginning January 1, 2018, PNM is exposed to market risk for its 65 MW interest in SJGS Unit 4 that is held as merchant plant as ordered by the NMPRC (Note 16). PNM has entered into agreements to sell power from 36 MW of that capacity to a third party at a fixed price for the period January 1, 2018 through June 30, 2022, subject to certain conditions. Under these agreements, PNM is obligated to deliver 36 MW of power only when SJGS Unit 4 is operating.  These agreements are not considered derivatives because there is no notional amount due to the unit-contingent nature of the transactions.
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
Accounting for Derivatives
Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the years ended December 31, 2018, 2017, and 2016, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

Commodity Derivatives
PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	December 31,
	2018	2017
	(In thousands)
Current assets	$1,083	$1,088
Deferred charges	2,511	3,556
	3,594	4,644
Current liabilities	(1,177)	(1,182)
Long-term liabilities	(2,511)	(3,556)
	(3,688)	(4,738)
Net	$(94)	$(94)
Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the above table are equal amounts of assets and liabilities aggregating $3.6 million at December 31, 2018 and $4.6 million at December 31, 2017, resulting from PNM’s hazard sharing arrangements with Tri-State

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

(Note 17). The hazard sharing arrangements are net-settled upon delivery. Other amounts that could be offset under master netting agreements were immaterial.
At December 31, 2018 and 2017, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at December 31, 2018 and 2017, amounts posted as cash collateral under margin arrangements were $1.0 million and $0.8 million. At December 31, 2018 and 2017, obligations to return cash collateral were $1.0 million and $0.9 million. Cash collateral amounts are included in other current assets and other current liabilities on the Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. There were no amounts hedged under this plan as of December 31, 2018 or 2017.

The following table presents the effect of mark-to-market commodity derivative instruments on PNM’s earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Electric operating revenues	$(50)	$5,151	$(53)
Cost of energy	(52)	(5,386)	(1,208)
Total gain (loss)	$(102)	$(235)	$(1,261)
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
December 31, 2018	100,000	—
December 31, 2017	100,000	—

PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At December 31, 2018 and 2017, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners (Note 16). At December 31, 2018 and 2017, the fair value of investment securities included $287.1 million and $293.7 million for the NDT and $41.1 million and $29.8 million for the mine reclamation trusts.

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
December 31, 2018, 2017 and 2016

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

On January 1, 2018, PNM recorded an after-tax cumulative effect adjustment of $11.2 million to reclassify unrealized holding gains on equity securities held in the NDT and coal mine reclamation trusts from AOCI to retained earnings on the Consolidated Balance Sheets. After January 1, 2018, all gains and losses resulting from sales and changes in the fair value of equity securities are recognized in earnings.

Gains and losses recognized on the Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table.

Year Ended December 31, 2018
(In thousands)
Equity securities:
Net gains from equity securities sold	$4,864
Net (losses) from equity securities still held	(10,523)
Total net (losses) on equity securities	(5,659)
Available-for-sale debt securities:
Net (losses) on debt securities	(11,517)
Net (losses) on investment securities	$(17,176)

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $(9.4) million, $3.3 million, and $(1.2) million for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Proceeds from sales	$984,533	$637,492	$522,601
Gross realized gains	$19,358	$36,896	$46,116
Gross realized (losses)	$(16,624)	$(12,993)	$(25,430)
Held-to-maturity securities are those investments in debt securities that the Company has the ability and intent to hold until maturity. At December 31, 2017, PNMR’s held-to-maturity securities consisted of the Westmoreland Loan. In May 2018, the full amount owed under the Westmoreland Loan was repaid (Note 16).
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

At December 31, 2018, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$12,488
After 1 year through 5 years	63,600
After 5 years through 10 years	60,344
After 10 years through 15 years	9,984
After 15 years through 20 years	10,904
After 20 years	48,418
$205,738
Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the years ended December 31, 2018 and 2017. See New Accounting Pronouncements in Note 1.
For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value as of year-end. Level 3 investments are comprised of corporate term loans and, at December 31, 2017, the Westmoreland Loan. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The significant unobservable inputs include the trading multiples of public companies that are considered comparable to the company being valued, company specific issues, estimates of liquidation value, current operating performance and future expectations of performance, changes in market outlook and the financing environment, capitalization rates, discount rates, and cash flows. For the Westmoreland Loan, fair values were determined using an internal valuation model of discounted cash flows that took into consideration discount rates observable for similar types of assets and liabilities. Management of the Company independently verifies the information provided by pricing services.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Items recorded at fair value by PNM on the Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale securities. Under ASU 2016-01, PNM does not classify its investments in equity instruments as available-for-sale securities beginning January 1, 2018.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains
	(In thousands)
December 31, 2018
Cash and cash equivalents	$11,472	$11,472	$—	$—
Equity securities:
Corporate stocks, common	32,997	32,997	—	—
Corporate stocks, preferred	7,258	1,654	5,604	—
Mutual funds and other	70,777	70,777	—	—
Available-for-sale debt securities:
U.S. Government	29,503	18,662	10,841	—	$1,098
International Government	8,435	—	8,435	—	90
Municipals	53,642	—	53,642	—	489
Corporate and other	114,158	588	111,414	2,156	923
	$328,242	$136,150	$189,936	$2,156	$2,600

Commodity derivative assets	$3,594	$—	$3,594	$—
Commodity derivative liabilities	(3,688)	—	(3,688)	—
Net	$(94)	$—	$(94)	$—

December 31, 2017
Available-for-sale securities
Cash and cash equivalents	$52,636	$52,636	$—	$—
Equity securities:
Domestic value	40,032	40,032	—	—	$4,011
Domestic growth	35,456	35,456	—	—	3,995
International and other	45,867	42,332	3,535	—	6,810
Fixed income securities:
U.S. Government	34,317	33,645	672	—	273
Municipals	48,076	—	48,076	—	1,225
Corporate and other	67,140	—	67,140	—	1,714
	$323,524	$204,101	$119,423	$—	$18,028

Commodity derivative assets	$4,644	$—	$4,644	$—
Commodity derivative liabilities	(4,738)	—	(4,738)	—
Net	$(94)	$—	$(94)	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

The carrying amounts and fair values of investments in the Westmoreland Loan, other investments, and long-term debt, which are not recorded at fair value on the Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018	(In thousands)
PNMR
Long-term debt	$2,670,111	$2,703,810	$—	$2,703,810	$—
Other investments	$297	$297	$297	$—	$—
PNM
Long-term debt	$1,656,490	$1,668,736	$—	$1,668,736	$—
Other investments	$91	$91	$91	$—	$—
TNMP
Long-term debt	$575,398	$597,236	$—	$597,236	$—
Other investments	$206	$206	$206	$—	$—

December 31, 2017
PNMR
Long-term debt	$2,437,645	$2,554,836	$—	$2,554,836	$—
Westmoreland Loan	$56,640	$66,588	$—	$—	$66,588
Other investments	$503	$503	$503	$—	$—
PNM
Long-term debt	$1,657,910	$1,727,135	$—	$1,727,135	$—
Other investments	$283	$283	$283	$—	$—
TNMP
Long-term debt	$480,620	$527,563	$—	$527,563	$—
Other investments	$220	$220	$220	$—	$—

Investments Held by Employee Benefit Plans
As discussed in Note 11, PNM and TNMP have trusts that hold investment assets for their pension and other postretirement benefit plans. The fair value of the assets held by the trusts impacts the determination of the funded status of each plan but the assets are not reflected on the Company’s Consolidated Balance Sheets. Both the PNM Pension Plan and the TNMP Pension Plan hold units of participation in the PNM Resources, Inc. Master Trust (the “PNMR Master Trust”), which was established for the investment of assets of the pension plans. The Company changed its investment allocation targets by decreasing the fixed income investments used to match pension liabilities from 65% to 54% in 2018.
GAAP provides a practical expedient that allows the net asset value per share to be used as fair value for investments in certain entities that do not have readily determinable fair values and are considered to be investment companies.  Fair values for alternative investments held by the PNMR Master Trust are valued using this practical expedient. Under GAAP, investments for which fair value is measured using that practical expedient are not required to be categorized within the fair value hierarchy. Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For level 2 fair values, the pricing provider predominately uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value as of year-end. Level 3 investments are comprised of corporate term loans. Alternative investments include private equity funds, hedge funds, and real estate funds. The private equity funds are not voluntarily redeemable. These investments are realized through periodic distributions occurring over a 10 to 15 year term after the initial investment. The real estate funds and hedge funds may be voluntarily redeemed but are subject to redemption provisions that may result in the funds not being able to be redeemed in the near term. Audited financial statements are received for each fund and are reviewed by the Company annually.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

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

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018		(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$412,790	$139,673	$272,829	$288
Uncategorized investments	76,874
Total Master Trust Investments	$489,664

TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$45,283	$15,149	$30,101	$33
Uncategorized investments	9,378
Total Master Trust Investments	$54,661

PNM OPEB Plan
Cash and cash equivalents	$190	$190	$—	$—
Equity securities:
Mutual funds	69,513	32,325	37,188	—
	$69,703	$32,515	$37,188	$—
TNMP OPEB Plan
Cash and cash equivalents	$66	$66	$—	$—
Equity securities:
Mutual funds	8,725	3,723	5,002	—
	$8,791	$3,789	$5,002	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

The fair values of investments in the PNMR Master Trust are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018	(In thousands)
PNMR Master Trust
Cash and cash equivalents	$20,120	$20,120	$—	$—
Equity securities:
Corporate stocks, common	54,270	54,270	—	—
Corporate stocks, preferred	874	—	874	—
Mutual funds and other	143,517	—	143,517	—
	—	—	—	—
Fixed income securities:
U.S. government	84,459	80,482	3,977	—
International government	5,721	—	5,721	—
Municipals	9,558	—	9,558	—
Corporate and other	139,554	(50)	139,283	321
Total investments categorized within fair value hierarchy	458,073	$154,822	$302,930	$321
Uncategorized investments:
Private equity funds	18,021
Hedge funds	45,589
Real estate funds	22,642
	$544,325
December 31, 2017
PNMR Master Trust
Cash and cash equivalents	$7,697	$7,697	$—	$—
Equity securities:
International	42,048	—	42,048	—
Domestic value	37,026	37,026	—	—
Domestic growth	19,136	19,136	—	—
Other funds	25,099	—	25,099	—
Fixed income securities:
Corporate	215,535	—	215,323	212
U.S. Government	117,572	91,603	25,969	—
Municipals	11,438	—	11,438	—
Other funds	65,220	—	65,220	—
Total investments categorized within fair value hierarchy	540,771	$155,462	$385,097	$212
Uncategorized investments:
Private equity funds	22,281
Hedge funds	45,615
Real estate funds	17,132
	$625,799

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	Fixed Income - Corporate
PNMR Master Trust	PNM Pension	TNMP Pension	Total Master Trust
	(In thousands)
Balance at December 31, 2016	$352	$38	$390
Actual return on assets sold during the period	1	—	1
Actual return on assets still held at period end	(7)	(1)	(8)
Purchases	92	10	102
Sales	(247)	(26)	(273)
Balance at December 31, 2017	191	21	212
Actual return on assets sold during the period	(7)	(1)	(8)
Actual return on assets still held at period end	(1)	—	(1)
Purchases	192	23	215
Sales	(87)	(10)	(97)
Balance at December 31, 2018	$288	$33	$321

(10)	Variable Interest Entities
GAAP determines how an enterprise evaluates and accounts for its involvement with variable interest entities, focusing primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity (“VIE”). GAAP also requires continual reassessment of the primary beneficiary of a VIE.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the years ended December 31, 2018, 2017, and 2016, PNM paid $19.6 million, $19.6 million, and $19.3 million for fixed charges and $1.4 million, $1.3 million, and $1.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.
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
Summarized financial information for Valencia is as follows:

Results of Operations
	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating revenues	$21,025	$20,887	$20,371
Operating expenses	(5,913)	(5,870)	(5,852)
Earnings attributable to non-controlling interest	$15,112	$15,017	$14,519

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Financial Position
	December 31,
	2018	2017
	(In thousands)
Current assets	$2,684	$2,688
Net property, plant and equipment	62,066	64,109
Total assets	64,750	66,797
Current liabilities	538	602
Owners’ equity – non-controlling interest	$64,212	$66,195

Westmoreland San Juan LLC (“WSJ”) and SJCC

As discussed in the subheading Coal Supply in Note 16, PNM purchases coal for SJGS from SJCC under a coal supply agreement (“SJGS CSA”). That section includes information on the acquisition of SJCC by WSJ, a subsidiary of Westmoreland Coal Company (“Westmoreland”), on January 31, 2016, as well as the $125.0 million loan (the “Westmoreland Loan”) from NM Capital, a subsidiary of PNMR, to WSJ, which loan provided substantially all of the funds required for the SJCC purchase, and the issuance of $30.3 million in letters of credit under the JPM LOC Facility to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. The Westmoreland Loan and the letters of credit support result in PNMR being considered to have a variable interest in WSJ, including its subsidiary, SJCC, since PNMR and NM Capital could have been subject to possible loss in the event of a default by WSJ under the Westmoreland Loan or could be subject to loss if performance is required under the letter of credit support.  Principal payments under the Westmoreland Loan began on August 1, 2016 and were required quarterly thereafter. Interest was also paid quarterly beginning on May 3, 2016.

As discussed in Note 16, the full principal outstanding under the Westmoreland Loan of $50.1 million was repaid on May 22, 2018. NM Capital used a portion of the proceeds to repay all remaining amounts owed under the BTMU Term Loan. These payments effectively terminated the loan agreements and PNMR’s guarantee of NM Capital’s obligations under the BTMU Term Loan agreement. The Westmoreland Loan was secured by the assets of and the equity interests in SJCC. PNMR considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that SJCC performs the required reclamation of the mine site in accordance with applicable regulations and all reclamation costs are reimbursable under the SJGS CSA. Also, much of the mine reclamation activities will not be performed until after the expiration of the SJGS CSA. In addition, each of the SJGS participants has established and funds a trust to meet its future reclamation obligations.

On May 21, 2018, Westmoreland filed a Current Report on Form 8-K with the SEC indicating it had obtained a new credit agreement with certain of its existing creditors that provided Westmoreland with additional financing. In the May 21, 2018 Form 8-K, Westmoreland indicated that “A portion of the proceeds of the Financing have been used to refinance in full the Company’s and its subsidiaries’ existing asset-based revolving credit facilities and Westmoreland San Juan, LLC’s existing term loan facility.” As mentioned above, the Westmoreland Loan was repaid in full in May 2018. On October 9, 2018, Westmoreland filed a Current Report on Form 8-K with the SEC announcing it had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In the October 9, 2018 Form 8-K, Westmoreland indicated that it has agreed to terms with its secured creditors that will allow it to fund its normal course operations and that will allow it to continue to serve its customers during the course of the bankruptcy case (Note 16). On February 28, 2019, the bankruptcy court approved Westmoreland’s plan providing for the sale of Westmoreland’s core assets, which includes the San Juan mine, and the assignment and assumption of related agreements.  It is anticipated that the sale process will be completed by April 2019. If the sale process is successful and the PNMR and PNM agreements are assumed by and assigned to the purchaser, PNMR may be asked to amend the letters of credit supporting the reclamation bonds to take into account the transfer of the SJCC assets to the purchaser or to cause replacement letters of credit. If the sale process is not successful or the PNMR and PNM agreements are not assumed by and assigned to the purchaser, the coal supply for SJGS and letters of credit supporting the reclamation obligations at the San Juan mine could be negatively impacted. PNM is unable to predict the outcome of this matter.

Both WSJ and SJCC are considered to be VIEs.  PNMR’s analysis of these arrangements concluded that Westmoreland, as the parent of WSJ, has the ability to direct the SJCC mining operations, which is the factor that most significantly impacts the economic performance of WSJ and SJCC.  NM Capital’s rights under the Westmoreland Loan were the typical protective rights of a lender, but did not give NM Capital any oversight over mining operations. Other than PNM being able to ensure that coal is

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of Westmoreland and its subsidiaries, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA is a protective right rather than a participating right and Westmoreland has the power to direct the activities that most significantly impact the economic performance of SJCC.  The SJGS CSA requires SJCC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation. If SJCC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if SJCC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes Westmoreland is the primary beneficiary of WSJ and, therefore, WSJ and SJCC are not consolidated by either PNMR or PNM. The amounts outstanding under the letter of credit support constitute PNMR’s maximum exposure to loss from the VIEs at December 31, 2018.

PVNGS Leases

PNM leased portions of its interests in Units 1 and 2 of PVNGS under leases, which initially were scheduled to expire on January 15, 2015 for the four Unit 1 leases and January 15, 2016 for the four Unit 2 leases. See Note 8 for additional information regarding the leases and actions PNM has taken with respect to its renewal and purchase options. Each of the lease agreements was with a different trust whose beneficial owners were five different institutional investors. PNM is not the legal or tax owner of the leased assets. The beneficial owners of the trusts possess all of the voting control and pecuniary interests in the trusts. At January 15, 2015, the four Unit 1 leases were extended. At January 15, 2016, one of the Unit 2 leases was extended and PNM purchased the assets underlying the other three Unit 2 leases. See Note 17 for information concerning the NMPRC’s treatment of the purchased assets and extended leases in PNM’s NM 2015 Rate Case. See Note 8 for a discussion of PNM’s option to purchase or return the extended leases at the end of their current terms. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments and has no other financial obligations or commitments to the trusts or the beneficial owners although PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS both during and after termination of the leases. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its Consolidated Balance Sheets related to the trusts other than accrued lease payments of $8.3 million at December 31, 2018 and 2017, which are included in other current liabilities on the Consolidated Balance Sheets. See discussion of leases under New Accounting Pronouncements in Note 1.
Prior to their exercise or expiration, the fixed rate renewal options were considered to be variable interests in the trusts and resulted in the trusts being considered variable interest entities under GAAP. Upon execution of documents establishing terms of the asset purchases or lease extensions, the fixed rate renewal options ceased to exist as did PNM’s variable interest in the trusts. PNM evaluated the PVNGS lease arrangements, including actions taken with respect to the renewal and purchase options, and concluded that it did not have the power to direct the activities that most significantly impacted the economic performance of the trusts and, therefore, was not the primary beneficiary of the trusts under GAAP. The significant factors considered in reaching this conclusion were: the periods covered by fixed price renewal options were significantly shorter than the anticipated remaining useful lives of the assets since the operating licenses for the plants were extended for 20 years through 2045 for Unit 1 and 2046 for Unit 2; PNM’s only financial obligation to the trusts is to make the fixed lease payments and the payments do not vary based on the output of the plants or their performance; during the lease terms, the economic performance of the trusts is substantially fixed due to the fixed lease payments; PNM is only one of several participants in PVNGS and is not the operating agent for the plants, so does not significantly influence the day-to-day operations of the plants; the operations of the plants, including plans for their decommissioning, are highly regulated by the NRC, leaving little room for the participants to operate the plants in a manner that impacts the economic performance of the trusts; the economic performance of the trusts at the end of the lease terms is dependent upon the fair value and remaining lives of the plants at that time, which are determined by factors such as power prices, outlook for nuclear power, and the impacts of potential carbon legislation or regulation, all which are outside of PNM’s control; and, while PNM had some benefit from its renewal options, the vast majority of the value at the end of the leases would accrue to the beneficial owners of the trusts.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

(11)	Pension and Other Postretirement Benefits
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
The Company maintains trust funds for the pension and OPEB plans from which benefits are paid to eligible employees and retirees. The Company’s funding policy is to make contributions to the trusts, as determined by an independent actuary, that comply with minimum guidelines of the Employee Retirement Income Security Act and the Internal Revenue Code. Information concerning the investments is contained in Note 9. The Company has in place a policy that defines the investment objectives, establishes performance goals of asset managers, and provides procedures for the manner in which investments are to be reviewed. The plans implement investment strategies to achieve the following objectives:

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

In March 2017, the FASB issued Accounting Standards Update 2017-07 - Compensation - Retirement Benefits (Topic 715) to improve the presentation of net periodic pension and other postretirement benefit costs. Prior to ASU 2017-07, the Company presented all of its net periodic benefit costs, net of amounts capitalized to construction and other accounts, as administrative and general expenses on its statements of earnings. ASU 2017-07 requires the service cost component of net benefit costs be presented in the same line item or items as employees’ compensation. The other components of net periodic benefit cost (the “non-service cost components”) are required to be presented separately from the service cost component and outside of operating income. ASU 2017-07 also limits capitalization of net periodic benefit costs to only the service cost component. ASU 2017-07 requires retrospective presentation of the service and non-service cost components of net periodic benefit costs in the income statement

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

and prospective application regarding the capitalization of only the service cost component of net periodic benefit costs. The Company adopted ASU 2017-07 as of January 1, 2018, its required effective date. In accordance with the standard, the PNM and PNMR Consolidated Statements of Earnings reflect a reclassification from administrative and general expenses to other (deductions) for the non-service cost components of net periodic benefit costs in the amount of $8.6 million and $6.7 million, net of amounts capitalized prior to the adoption of the standard, in the years ended December 31, 2017 and 2016. The non-service components of TNMP’s net periodic benefit costs in 2017 and 2016 were insignificant. The Company believes PNM and TNMP can continue to capitalize the non-service cost components of net periodic benefit costs as regulatory assets and liabilities to the extent attributable to regulated operations. During the year ended December 31, 2018, PNM recorded $4.3 million of non-service cost as other (deductions), which is net of $0.4 million recorded as regulatory assets, and TNMP recorded $0.3 million of non-service cost to other income, which is net of less than $0.1 million recorded as regulatory liabilities. See New Accounting Pronouncements in Note 1 regarding updates to disclosure requirements that will be effective in future periods.

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

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
	(In thousands)
PBO at beginning of year	$623,983	$621,751	$68,423	$67,061
Service cost	—	—	—	—
Interest cost	24,270	26,908	2,625	2,887
Actuarial (gain) loss	(41,025)	26,298	(5,216)	3,050
Benefits paid	(42,970)	(50,974)	(5,245)	(4,575)
PBO at end of year	564,258	623,983	60,587	68,423
Fair value of plan assets at beginning of year	562,016	543,601	63,499	60,624
Actual return on plan assets	(29,068)	69,389	(3,180)	7,450
Employer contributions	—	—	—	—
Benefits paid	(42,970)	(50,974)	(5,245)	(4,575)
Fair value of plan assets at end of year	489,978	562,016	55,074	63,499
Funded status – asset (liability) for pension benefits	$(74,280)	$(61,967)	$(5,513)	$(4,924)

Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Discount rates	$(34,769)	$27,547	$(4,278)	$3,528
Demographic experience	431	(1,249)	(301)	(517)
Mortality rate	(6,966)	—	(705)	—
Other assumptions and experience	279	—	68	39
	$(41,025)	$26,298	$(5,216)	$3,050

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

The following table presents pre-tax information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2018.

	PNM		TNMP
	December 31, 2018		December 31, 2018
	Prior service cost	Net actuarial (gain) loss	Net actuarial (gain) loss
	(In thousands)
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$(1,045)	$148,526	$—
Experience (gain) loss	—	22,728	1,926
Regulatory asset (liability) adjustment	1,045	(13,571)	(1,926)
Amortization recognized in net periodic benefit cost (income)	—	(7,409)	—
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at end of year	$—	$150,274	$—
Amortization expected to be recognized in 2019	$—	$7,270	$—
The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	24,270	26,908	30,307
Expected return on plan assets	(34,686)	(33,803)	(35,416)
Amortization of net (gain) loss	16,348	16,006	13,820
Amortization of prior service cost	(965)	(965)	(965)
Net periodic benefit cost	$4,967	$8,146	$7,746
TNMP
Service cost	$—	$—	$—
Interest cost	2,625	2,887	3,304
Expected return on plan assets	(3,963)	(3,779)	(3,943)
Amortization of net (gain) loss	1,088	923	700
Amortization of prior service cost	—	—	—
Net periodic benefit cost (income)	$(250)	$31	$61

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost (income). Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost (income) would be affected.

	Year Ended December 31,
PNM	2018	2017	2016
Discount rate for determining December 31 PBO	4.65%	4.05%	4.51%
Discount rate for determining net periodic benefit cost (income)	4.05%	4.51%	5.29%
Expected return on plan assets	6.54%	6.40%	6.50%
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	4.63%	4.01%	4.49%
Discount rate for determining net periodic benefit cost (income)	4.01%	4.49%	5.39%
Expected return on plan assets	6.57%	6.40%	6.50%
Rate of compensation increase	N/A	N/A	N/A

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2019 net periodic benefit cost to increase $5.0 million and $0.6 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP pension plans was (5.4)% and (5.2)% for the year ended December 31, 2018.

The Company’s long-term pension investment strategy is to invest in assets whose interest rate sensitivity is correlated with the pension liability. The Company has chosen to implement this strategy, known as Liability Driven Investing (“LDI”), by increasing the liability matching investments as the funded status of the pension plans improve. These liability matching investments are currently fixed income securities. Beginning in 2018, the pension plans targeted asset allocation was 26% equities, 54% fixed income, and 20% alternative investments. The Company modified the LDI strategy by decreasing the liability matching fixed income investments portfolio from 65% to 54% in 2018. Equity investments are primarily in domestic securities that include large, mid, and small capitalization companies. The pension plans have a 7% targeted allocation to equities of companies domiciled primarily in developed countries outside of the United States. The equity investments category includes actively managed international and domestic equity securities that are benchmarked against a variety of style indices. Fixed income investments are primarily corporate bonds of companies from diversified industries and government securities. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The hedge funds and private equity funds are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund strategies include mezzanine financing, buy-outs, and venture capital. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property and multi-family housing. See Note 9 for fair value information concerning assets held by the pension plans.

The following pension benefit payments are expected to be paid:

	PNM	TNMP
	(In thousands)
2019	$46,125	$5,137
2020	45,595	5,065
2021	44,804	5,005
2022	44,000	4,886
2023	43,066	4,667
2024 - 2028	199,157	21,075
Based on current law, the Company does not expect to make any cash contributions to the pension plans in 2019-2021 but expects to contribute $1.3 million and zero to the PNM and TNMP pension plans in 2022. These expectations were developed using current funding assumptions with discount rates of 4.2% to 4.6%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rates. PNM and TNMP may make additional contributions at their discretion.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Other Postretirement Benefit Plans
For postretirement benefit plans, the APBO is the actuarial present value of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to date.
The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
	(In thousands)
APBO at beginning of year	$89,897	$94,269	$12,279	$12,830
Service cost	83	96	134	143
Interest cost	3,439	4,025	477	556
Participant contributions	2,390	3,069	174	379
Actuarial (gain) loss	(12,206)	(1,601)	(2,213)	(381)
Benefits paid	(8,298)	(9,961)	(787)	(1,248)
APBO at end of year	75,305	89,897	10,064	12,279
Fair value of plan assets at beginning of year	80,356	72,694	10,002	8,544
Actual return on plan assets	(7,669)	14,222	(988)	1,642
Employer contributions	2,924	332	343	685
Participant contributions	2,390	3,069	174	379
Benefits paid	(8,298)	(9,961)	(787)	(1,248)
Fair value of plan assets at end of year	69,703	80,356	8,744	10,002
Funded status – asset (liability)	$(5,602)	$(9,541)	$(1,320)	$(2,277)

Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Discount rates	$(4,076)	$3,536	$(710)	$613
Claims, contributions, and demographic experience	(3,174)	(5,845)	72	(994)
Assumed participation rate	(4,040)	—	(1,461)	—
Mortality rate	(916)	—	(114)	—
Medical benefits	—	1,425	—	—
Dental trend assumption	—	(717)	—	—
	$(12,206)	$(1,601)	$(2,213)	$(381)

In the year ended December 31, 2018, actuarial losses of $0.9 million were recorded as adjustments to regulatory assets for the PNM OPEB plan. For the TNMP OPEB plan, actuarial gains of $1.6 million were recorded as adjustments to regulatory liabilities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
PNM
Service cost	$83	$96	$140
Interest cost	3,439	4,025	4,346
Expected return on plan assets	(5,414)	(5,230)	(5,483)
Amortization of net (gain) loss	2,354	3,682	1,145
Amortization of prior service credit	(1,664)	(1,663)	(30)
Net periodic benefit cost (income)	$(1,202)	$910	$118
TNMP
Service cost	$134	$143	$186
Interest cost	477	556	677
Expected return on plan assets	(542)	(456)	(490)
Amortization of net (gain) loss	(227)	(79)	(40)
Amortization of prior service cost	—	—	—
Net periodic benefit cost (income)	$(158)	$164	$333

The following significant weighted-average assumptions were used to determine the APBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the APBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2018	2017	2016
Discount rate for determining December 31 APBO	4.63%	4.00%	4.47%
Discount rate for determining net periodic benefit cost	4.00%	4.47%	5.34%
Expected return on plan assets	7.42%	7.50%	7.70%
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 APBO	4.63%	4.00%	4.47%
Discount rate for determining net periodic benefit cost	4.00%	4.47%	5.34%
Expected return on plan assets	5.86%	5.40%	5.70%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates), and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2019 net periodic benefit cost to increase $0.7 million and $0.1 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP OPEB plans was (9.7)% and (10.0)% for the year ended December 31, 2018.
The following table shows the assumed health care cost trend rates for the PNM OPEB plan:

	PNM
	December 31,
	2018	2017
Health care cost trend rate assumed for next year	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2026	2024

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

The following table shows the impact of a one-percentage-point change in assumed health care cost trend rates:

	PNM
	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$60	$100
Effect on APBO	$1,158	$(1,529)
TNMP’s exposure to cost increases in the OPEB plan is minimized by a provision that limits TNMP’s share of costs under the plan. Costs of the plan in excess of the limit, which was reached at the end of 2001, are wholly borne by the participants. As a result, a one-percentage-point change in assumed health care cost trend rates would have no effect on either the net periodic expense or the year-end APBO. Effective January 1, 2018, the PNM OPEB plan was amended to limit the annual increase in the Company’s costs to 5% thereby reducing the impact of an increase in the assumed rates. Increases in excess of the limit are born by the PNM OPEB plan participants.
The Company’s OPEB plans invest in a portfolio that is diversified by asset class and style strategies. The OPEB plans generally use the same pension fixed income and equity investment managers and utilize the same overall investment strategy as described above for the pension plans, except there is no allocation to alternative investments. The OPEB plans have a target asset allocation of 70% equities and 30% fixed income. See Note 9 for fair value information concerning assets held by the other postretirement benefit plans.
The following OPEB payments, which reflect expected future service and are net of participant contributions, are expected to be paid:

	PNM	TNMP
	(In thousands)
2019	$7,365	$629
2020	7,309	653
2021	7,029	674
2022	6,653	699
2023	6,351	714
2024 - 2028	26,678	3,558
PNM and TNMP do not expect to make contributions to the OPEB plans for 2019-2023.
Executive Retirement Programs
For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
	(In thousands)
PBO at beginning of year	$16,117	$16,212	$771	$787
Service cost	—	—	—	—
Interest cost	622	697	29	33
Actuarial (gain) loss	(508)	674	(4)	44
Benefits paid	(1,505)	(1,466)	(94)	(93)
PBO at end of year – funded status	14,726	16,117	702	771
Less current liability	1,627	1,501	141	93
Non-current liability	$13,099	$14,616	$561	$678

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

The following table presents pre-tax information about net actuarial loss in AOCI as of December 31, 2018.

	December 31, 2018
	PNM	TNMP
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost at beginning of year	$2,450	$—
Experience (gain) loss	(508)	4
Regulatory asset (liability) adjustment	295	(4)
Amortization recognized in net periodic benefit cost (income)	(151)	—
Amount in AOCI not yet recognized in net periodic benefit cost at end of year	$2,086	$—
Amortization expected to be recognized in 2019	$133	$—
The following table presents the components of net periodic benefit cost:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	622	697	812
Amortization of net (gain) loss	359	313	256
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$981	$1,010	$1,068
TNMP
Service cost	$—	$—	$—
Interest cost	29	33	40
Amortization of net (gain) loss	15	9	2
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$44	$42	$42
The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2018	2017	2016
Discount rate for determining December 31 PBO	4.66%	4.05%	4.51%
Discount rate for determining net periodic benefit cost	4.05%	4.51%	5.29%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	4.63%	4.01%	4.49%
Discount rate for determining net periodic benefit cost	4.01%	4.49%	5.39%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The impacts of changes in assumptions or experience were not significant.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM	TNMP
	(In thousands)
2019	$1,627	$141
2020	1,463	91
2021	1,427	88
2022	1,385	84
2023	1,337	79
2024 - 2028	5,792	301
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
A summary of expenses for these other retirement plans is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
PNMR
401(k) plan	$16,677	$16,452	$17,762
Non-qualified plan	$865	$3,702	$2,017
PNM
401(k) plan	$12,052	$12,120	$13,397
Non-qualified plan	$621	$2,834	$1,535
TNMP
401(k) plan	$4,625	$4,332	$4,365
Non-qualified plan	$244	$868	$482

(12)	Stock-Based Compensation
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
December 31, 2018, 2017 and 2016

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
Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2018, 2017, and 2016 was $7.1 million, $6.2 million, and $5.6 million. Stock compensation expense of $4.9 million, $4.4 million, and $4.2 million was charged to PNM and $2.2 million, $1.8 million, and $1.5 million was charged to TNMP. At December 31, 2018, PNMR had unrecognized compensation expense related to stock awards of $4.0 million, which is expected to be recognized over an average of 1.45 years.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options, and a tax deduction for the value of restricted stock at the vesting date.

The FASB issued Accounting Standards Update 2016-09 – Compensation –- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to simplify several aspects of the accounting for share-based payment transactions and eliminate diversity in practice. Prior to ASU 2016-09, benefits resulting from income tax deductions in excess of compensation cost recognized under GAAP for vested restricted stock and on exercised stock options (collectively, “excess tax benefits”) were recorded to equity provided the excess tax benefits reduced income taxes payable. Deficiencies resulting from tax deductions related to stock awards that were below recognized compensation cost upon vesting and on canceled stock options were recorded to equity. PNMR had not recorded excess tax benefits to equity since 2009 because it is in a net operating loss position for income tax purposes. ASU 2016-09 requires that all excess tax benefits and deficiencies be recorded to tax expense and classified as cash flows from operating activities effective January 1, 2017. As required by ASU 2016-09, PNMR recorded the excess tax benefits that were not recognized in prior years, due to its net operating loss position, as a cumulative effect adjustment of $10.4 million on January 1, 2017, increasing retained earnings and decreasing accumulated deferred income taxes on the Consolidated Balance Sheets. For the year ended December 31, 2018, PNMR recorded excess tax benefits of $1.4 million of which $1.0 million was allocated to PNM and $0.4 million was allocated to TNMP. For the year ended December 31, 2017, PNMR recorded excess tax benefits of $2.3 million of which $1.7 million was allocated to PNM and $0.6 million was allocated to TNMP. TNMP used excess tax benefits to reduce income taxes payable and the benefit was reflected in cash flows from operating activities. The benefit of excess tax benefits at PNM and PNMR will be reflected in operating cash flows when they reduce income taxes payable.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Year Ended December 31,
Restricted Shares and Performance-Based Shares	2018	2017	2016
Expected quarterly dividends per share	$0.2650	$0.2425	$0.2200
Risk-free interest rate	2.38%	1.50%	0.94%

Market-Based Shares
Dividend yield	2.96%	2.67%	2.74%
Expected volatility	19.12%	20.80%	20.44%
Risk-free interest rate	2.36%	1.54%	0.97%
The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options:

	Restricted Stock		Stock Options
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	189,045	$31.11	193,441	$9.98
Granted	221,062	$29.65	—	$—
Exercised	(237,402)	$28.46	(112,441)	$8.56
Forfeited	(6,054)	$31.37	—	$—
Expired	—	$—	—	$—
Outstanding at December 31, 2018	166,651	$32.93	81,000	$11.94

PNMR’s current stock-based compensation program provides for performance and market targets through 2021. Included as granted and as exercised in the above table are 97,697 previously awarded shares that were earned for the 2015 through 2017 performance measurement period and ratified by the Board in February 2018 (based upon achieving market targets at “target” levels weighted at 40%, and performance targets at below “target” levels weighted at 60%). In February 2019, the Board approved amendments to exclude certain impacts of the Tax Act on performance metrics for the performance periods ending in 2018 and 2019. These amendments did not impact the Company’s calculation of grant date fair values under the plans but did increase actual achievement levels for the performance period ending in 2018 from below “threshold” levels to below “target” levels and anticipated achievement levels for the performance period ending in 2019 from below “target” levels to the “maximum” level. As a result of these amendments, the Company recorded additional pre-tax expense of $1.0 million, of which $0.7 million was allocated to PNM and $0.3 million was allocated to TNMP. Excluded from the above table are 47,279 previously awarded shares that were earned for the 2016 through 2018 performance measurement period and ratified by the Board in February 2019 (based upon achieving market targets at below “threshold” levels, weighted at 40%, and performance targets at above “target” levels, together weighted at 60%), as well as maximums of 130,302 and 146,941 shares for the three-year performance periods ending in 2019 and 2020 that would be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

In March 2012, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she was to receive 135,000 shares of PNMR’s common stock if PNMR met specific market targets at the end of 2016 and she remained an employee of the Company. The retention award was made under the PEP and was approved by the Board on February 28, 2012. Under the agreement, she received 35,000 of the total shares in 2015 since PNMR achieved the specified market targets at the end of 2014. The specified market target was achieved at the end of 2016 and the Board ratified her receiving the remaining 100,000 shares, in February 2017.

Effective as of January 1, 2015, the Company entered into a retention award agreement with its Executive Vice President and Chief Financial Officer under which he would receive awards of restricted stock if PNMR met specified performance targets at the end of 2016 and 2017 and he remained an employee of the Company. The retention award was made under the PEP and was approved by the Board on December 9, 2014. The specified performance target was achieved at the end of 2016 and the Board ratified him receiving $100,000 of PNMR common stock in February 2017 based on a market per share value of $36.30 on the grant date of March 3, 2017, or 2,754 shares. Similarly, if PNMR achieved the specified performance target for the period from January 1, 2015 through December 31, 2017, he was to receive $275,000 of PNMR common stock based on the market value

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

per share on the grant date in early 2018. The specified performance target was achieved at the end of 2017 and the Board ratified him receiving $275,000 of PNMR common stock in February 2018 based on a market value per share of $35.85 on the grant date of March 2, 2018, or 7,670 shares, which are included in the above table.

In 2015, the Company entered into an additional retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive a total 53,859 shares of PNMR’s common stock if PNMR meets certain performance targets at the end of 2017 and 2019 and she remains an employee of the Company. The retention award was made under the PEP and was approved by the Board on February 26, 2015. The specified performance target was achieved at the end of 2017 and the Board ratified her receiving 17,953 shares in February 2018, which are included in the above table. The above table does not include any restricted stock shares that remain unvested under this retention award agreement.

At December 31, 2018, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $2.4 million with a weighted-average remaining contract life of 1.04 years. At December 31, 2018, no outstanding stock options had an exercise price greater than the closing price of PNMR common stock on that date.
The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Year Ended December 31,
Restricted Stock	2018	2017	2016
Weighted-average grant date fair value	$29.65	$23.06	$26.49
Total fair value of restricted shares that vested (in thousands)	$8,558	$5,747	$5,079

Stock Options
Weighted-average grant date fair value of options granted	$—	$—	$—
Total fair value of options that vested (in thousands)	$—	$—	$—
Total intrinsic value of options exercised (in thousands)	$3,117	$2,234	$1,242

(13)	Regulatory Assets and Liabilities
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

	PNM		TNMP
	December 31,		December 31,
	2018	2017	2018	2017
Assets:	(In thousands)
Current:
FPPAC	$4,104	$363	$—	$—
Energy efficiency costs	430	1,776	—	794
	4,534	2,139	—	794
Non-Current:
CTC, including carrying charges	—	—	17,744	26,998
Coal mine reclamation costs	19,915	16,462	—	—
Deferred income taxes	63,369	59,220	9,309	9,621
Loss on reacquired debt	21,085	22,744	31,510	32,808
Pension and OPEB(1)	227,400	222,774	26,972	26,153
Shutdown of SJGS Units 2 and 3	119,785	125,539	—	—
Hurricane recovery costs(2)	—	—	1,551	6,640
AMS surcharge	—	—	31,435	27,903
AMS retirement and other costs	—	—	16,489	8,948
Other	9,349	12,500	3,017	2,362
	460,903	459,239	138,027	141,433
Total regulatory assets	$465,437	$461,378	$138,027	$142,227

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

	PNM		TNMP
	December 31,		December 31,
	2018	2017	2018	2017
Liabilities:	(In thousands)
Current:
Renewable energy rider	$(4,475)	$(779)	$—	$—
Other	(1,500)	(5)	(3,471)	(1,525)
	(5,975)	(784)	(3,471)	(1,525)
Non-Current:
Cost of removal	(263,597)	(256,493)	(29,637)	(26,541)
Deferred income taxes	(407,978)	(445,390)	(143,745)	(148,455)
PVNGS ARO	(18,397)	(24,889)	—	—
Renewable energy tax benefits	(20,226)	(21,383)	—	—
Nuclear spent fuel reimbursements	—	(5,518)	—	—
Accelerated depreciation SNCRs	(3,690)	—	—	—
Pension and OPEB(3)	—	—	(3,940)	(3,442)
Other	(83)	(768)	(136)	(699)
	(713,971)	(754,441)	(177,458)	(179,137)
Total regulatory liabilities	$(719,946)	$(755,225)	$(180,929)	$(180,662)
(1) Includes $0.4 million for certain pension costs as described in Note 11
(2) Amount shown is net of amounts owed under the PUCT’s January 25, 2018 order as described in Note 17
(3) Includes less than $0.1 million of amounts owed to customers for certain pension costs as described in Note 11

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
PNM’s expenditures for additions to utility plant were $255.6 million in 2018, including expenditures on jointly-owned projects. TNMP does not participate in the ownership or operation of any generating plants, but incurred expenditures for additions to utility plant of $223.4 million during 2018. On a consolidated basis, PNMR’s expenditures for additions to utility plant were $501.2 million in 2018.

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
December 31, 2018, 2017 and 2016

within the corresponding operating expense account in its Consolidated Statements of Earnings. PNM is responsible for financing its share of the capital and operating costs of the joint projects.
At December 31, 2018, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation(1)	Construction Work in Progress	Composite Interest
	(In thousands)
SJGS (Coal) (2)	$814,738	$(443,517)	$820	66.34%
PVNGS (Nuclear) (3)	$831,663	$(365,708)	$39,393	10.20%
Four Corners Units 4 and 5 (Coal)	$276,960	$(98,085)	$7,455	13.00%
Luna (Gas)	$74,813	$(28,609)	$131	33.33%

(1)	Includes cost of removal.

(2)
In December 2018, PNM submitted an NMPRC required filing indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS in mid-2022. As of December 31, 2018, PNM impaired $121.8 million of plant in service and $86.8 million of accumulated depreciation on its 132 MW and 65 MW interests in SJGS Unit 4. These amounts are reflected in the table above and as $35.0 million of pre-tax regulatory disallowances and restructuring costs in the Consolidated Statements of Earnings. See Note 16 for additional discussion of the NMPRC’s December 16, 2015 order regarding SJGS’s compliance with the regional haze rules under the CAA and PNM’s December 2018 Compliance Filing.

(3)	Includes interest in PVNGS Unit 3, interest in common facilities for all PVNGS units, and owned interests in PVNGS Units 1 and 2, including improvements.
San Juan Generating Station
PNM operates and jointly owns SJGS. Effective January 1, 2018, SJGS Unit 1 is owned 50% by PNM and 50% by Tucson and SJGS Unit 4 is owned 77.297% by PNM, including a 12.8% interest held as merchant plant, 8.475% by Farmington, 7.2% by Los Alamos, and 7.028% by UAMPS. See Note 16 for additional information about SJGS, including the shutdown of SJGS Units 2 and 3 in December 2017 and the restructuring of SJGS ownership as well as information on PNM’s December 2018 Compliance Filing.
Palo Verde Nuclear Generating Station
PNM is a participant in the three units of PVNGS with APS (the operating agent), SRP, EPE, SCE, SCPPA, and The Department of Water and Power of the City of Los Angeles. PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. See Note 8 for additional information concerning the PVNGS leases, including PNM’s purchase of the assets underlying certain of the leases in January 2016, PNM’s option to purchase or return certain lease interests that have been extended through 2023 and 2024, and Note 17 for the NMPRC’s treatment of those purchases and lease extensions in the ratemaking process.
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
Four Corners Power Plant
PNM is a participant in two units of Four Corners with APS (the operating agent), an affiliate of APS, SRP, and Tucson. PNM has a 13.0% undivided interest in Units 4 and 5 of Four Corners. The Four Corners plant site is located on land within the Navajo Nation and is subject to an easement from the federal government. APS, on behalf of the Four Corners participants, negotiated amendments to an existing agreement with the Navajo Nation, which extends the owners’ right to operate the plant on the site to July 2041. See Note 16 for additional information about Four Corners.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

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
Construction Program
The Company anticipates making substantial capital expenditures for the construction and acquisition of utility plant and other property and equipment. An unaudited summary of the budgeted construction expenditures, including expenditures for jointly-owned projects, and nuclear fuel, is as follows:

	2019	2020	2021	2022	2023	Total
			(In millions)
PNM	$333.4	$355.6	$253.5	$222.7	$231.8	$1,397.0
TNMP	245.4	245.0	245.3	244.9	218.9	1,199.5
Corporate and Other	26.5	25.3	20.3	19.9	20.2	112.2
Total PNMR	$605.3	$625.9	$519.1	$487.5	$470.9	$2,708.7

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The above construction expenditures include $61.2 million for 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan and approximately $130 million for an anticipated expansion of PNM’s transmission system. See Note 17. Expenditures for the expansion of PNM’s transmission system are subject to obtaining necessary approvals of the NMPRC. PNM will be required to file CCN applications with the NMPRC to obtain those approvals.

(15)	Asset Retirement Obligations
AROs are recorded based on studies to estimate the amount and timing of future ARO expenditures and reflect underlying assumptions, such as discount rates, estimates of the future costs for decommissioning, and the timing of the removal activities to be performed. Approximately 81% of PNM’s total ARO liabilities are related to nuclear decommissioning of PVNGS. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under lease both during and after termination of the leases. Studies of the decommissioning costs of PVNGS, SJGS, Four Corners, and other facilities are performed periodically and revisions to the ARO liabilities are recorded. Changes in the assumptions underlying the calculations may also require revisions to the estimated AROs when identified. A reconciliation of the ARO liabilities is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Liability at December 31, 2015	$111,895	$111,049	$695
Liabilities incurred	—	—	—
Liabilities settled	(14)	(14)	—
Accretion expense	9,170	9,098	59
Revisions to estimated cash flows	6,468	6,468	—
Liability at December 31, 2016	127,519	126,601	754
Liabilities incurred(1)	1,854	1,853	—
Liabilities settled	(968)	(944)	(24)
Accretion expense	10,680	10,603	63
Revisions to estimated cash flows	7,594	7,594	—
Liability at December 31, 2017	146,679	145,707	793
Liabilities incurred	—	—	—
Liabilities settled	(192)	—	—
Accretion expense	11,482	11,402	67
Revisions to estimated cash flows	705	705	—
Liability at December 31, 2018	$158,674	$157,814	$860

(1) Represents the obligation related to the additional ownership interest in SJGS Unit 4 that PNM acquired on December 31, 2017 due to the restructuring of the ownership of SJGS.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

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

Commitments and Contingencies Related to the Environment

PVNGS Decommissioning Funding

The costs of decommissioning a nuclear power plant are substantial. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under lease both during and after termination of the leases. PNM has a program for funding its share of decommissioning costs for PVNGS, including portions held under leases. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. PNM funded $1.3 million, $2.0 million, and $4.2 million for the years ended December 31, 2018, 2017, and 2016 into the qualified and non-qualified trust funds. The market value of the trusts at December 31, 2018 and 2017 was $287.1 million and $293.7 million.

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high-level waste from PVNGS. In August 2014, APS and the DOE entered into a settlement agreement that establishes a process for the payment of claims for costs incurred through December 31, 2019. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. The benefit from the claims is passed through to customers under the FPPAC to the extent applicable to NMPRC regulated operations.

PNM estimates that it will incur approximately $57.7 million (in 2016 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At December 31, 2018 and 2017, PNM’s liability for interim storage costs of $12.4 million and $12.3 million, which is included in other deferred credits.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

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

On June 8, 2012, the DC Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high-level nuclear waste and spent nuclear fuel.  The petitioners had challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision and temporary storage rule (the “Waste Confidence Decision”). The DC Circuit found that the Waste Confidence Decision update constituted a major federal action which, consistent with NEPA, requires either an environmental impact statement or a finding of no significant impact from the NRC’s actions.  The DC Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient and remanded the Waste Confidence Decision update for further action consistent with NEPA. On September 6, 2012, the NRC commissioners issued a directive to the NRC staff to proceed with development of a generic EIS to support an updated Waste Confidence Decision, which was issued in September 2013.  On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel. The continued storage rule adopted the findings of the generic EIS regarding the environmental impacts of storing spent fuel at any reactor site after the reactor’s licensed period of operations. As a result, those generic impacts do not need to be re-analyzed in the environmental reviews for individual licenses. The August 2014 final rule has been subject to continuing legal challenges before the NRC and the United States Court of Appeals. On May 19, 2016, the NRC denied petitions filed by multiple petitioners to revise the August 2014 rule. The DC Circuit issued an order upholding the August 2014 rule on June 3, 2016 and denied a subsequent petition for rehearing on August 8, 2016.

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

On January 10, 2017, EPA published in the Federal Register revisions to the regional haze rule. EPA also provided a companion draft guidance document for public comment. The new rule delayed the due date for the next cycle of SIPs from 2019 to 2021, altered the planning process that states must employ in determining whether to impose “reasonable progress” emission reduction measures, and gave new authority to federal land managers to seek additional emission reduction measures outside of the states’ planning process. Finally, the rule made several procedural changes to the regional haze program, including changes to the schedule and process for states to file 5-year progress reports. EPA’s new rule was challenged by numerous parties. On January 19, 2018, EPA filed a motion to hold the case in abeyance in light of several letters issued by EPA on January 17, 2018 to grant various petitions for reconsideration of the 2017 rule revisions. On January 30, 2018, the court placed the case in abeyance and directed EPA to file status reports on 90-day intervals beginning April 30, 2018. On September 11, 2018, EPA released a memo titled “Regional Haze Reform Roadmap.” The memo includes forthcoming tools and guidance to support states in their SIP development processes for the second planning period, which covers 2018 to 2028. The memo also includes a notice-and-comment rulemaking to review other aspects of the January 2017 rule. SIPs for the second compliance period are due in July 2021. On December 20, 2018, EPA released its final guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

the Clean Air Act and other applicable regulations. EPA’s decision to revisit the 2017 rule is not a determination on the merits of the issues raised in the petitions. PNM is evaluating the potential impacts of these matters.

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

PNM, as the operating agent for SJGS, engaged in discussions with NMED and EPA regarding an alternative to the FIP and SIP, which resulted in a non-binding agreement that included the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 (the “RSIP”). EPA issued final rules, which became effective on November 10, 2014, approving the RSIP and withdrawing the FIP.

In addition to the SNCR equipment required by the RSIP, the NSR permit, which was required to be obtained in order to install the SNCRs, specified that SJGS Units 1 and 4 be converted to balanced draft technology (“BDT”). The requirement to install BDT was made binding and enforceable in the NSR permit issued by NMED that accompanied the RSIP submitted to the EPA. EPA’s rule approving the RSIP specifically references the NSR permit by including a condition that requires “modification of the fan systems on Units 1 and 4 to achieve ‘balanced’ draft configuration…”

Installation of SNCRs on Unit 1 and BDT equipment on both Units 1 and 4 was completed in 2015 and installation of SNCRs on Unit 4 was completed in January 2016, which dates were within the timeframe contained in the RSIP. PNM’s share of the total costs for SNCRs and BDT equipment was $77.7 million. See Note 17 for information concerning the NMPRC’s treatment of BDT in PNM’s NM 2015 Rate Case. Although operating costs will be reduced due to the retirement of SJGS Units 2 and 3, the operating costs for SJGS Units 1 and 4 have increased with the installation of SNCR and BDT equipment.

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

PNM’s filing also addressed replacement of the capacity from the shutdown of SJGS Units 2 and 3 (which would reduce PNM’s ownership in SJGS by 418 MW), a possible increase in PNM’s ownership in SJGS Unit 4, the identification of a new natural gas-fired generation source, and 40 MW of new utility-scale solar-PV facilities. PNM received approval to construct the 40 MW of solar PV facilities in its 2015 Renewable Energy Plan but ultimately withdrew a request for permission to construct a new natural gas-fired generating station. PNM’s requests in the December 20, 2013 NMPRC filing were based on the status of the negotiations among the SJGS owners at that time regarding ownership restructuring and other matters (see SJGS Ownership Restructuring Matters below). After extensive negotiations, on August 13, 2015 PNM, NMPRC Staff, the NMAG, Western Resource Advocates, and the Coalition for Clean Affordable Energy filed a settlement agreement with the NMPRC. NMIEC, Interwest Energy Alliance, and New Mexico Independent Power Producers subsequently joined in this agreement and NEE filed in opposition to the agreement (collectively, the “Stipulated Settlement”).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

On December 16, 2015, following oral argument, the NMPRC issued an order adopting the Stipulated Settlement. As provided in that order:

•
PNM would retire SJGS Units 2 and 3 (PNM’s ownership interest was 418 MW) by December 31, 2017 and recover, over 20 years, 50% of their undepreciated net book value at that date and earn a regulated return on those costs at PNM’s WACC

•
PNM was granted a CCN to acquire an additional 132 MW in SJGS Unit 4 with an initial book value of zero, plus the costs of SNCR and other capital additions (an aggregate of $20.7 million), as a jurisdictional resource to serve PNM’s New Mexico retail customers effective January 1, 2018; PNM is prohibited from seeking recovery of any undepreciated investment in the 132 MW interest in the event SJGS Unit 4 is abandoned

•
PNM was granted a CCN for 134 MW of PVNGS Unit 3 with an initial rate base value equal to the book value as of December 31, 2017, including transmission assets associated with PVNGS Unit 3 (an aggregate of $154.9 million) as a jurisdictional resource to serve PNM’s New Mexico retail customers beginning January 1, 2018

•
PNM was authorized to acquire 65 MW of SJGS Unit 4 as merchant plant; PNM and PNMR commit that no further coal-fired merchant plant will be acquired at any time by PNM, PNMR, or any PNM affiliate and PNM is not precluded from seeking a CCN to include the 65 MW or other coal capacity in rate base

•
Beginning January 1, 2020, for every MWh produced by 197 MW of coal-fired generation from PNM’s ownership share of SJGS, PNM will acquire and retire one MWh of RECs or allowances that include a zero-CO2 emission attribute compliant with EPA’s Clean Power Plan; this REC retirement is in addition to what is required to meet the RPS; the cost of these RECs are to be capped at $7.0 million per year and will be recovered in rates; PNM should purchase EPA-compliant RECs from New Mexico renewable generation unless those RECs are more costly

•	PNM would accelerate recovery of SNCR costs on SJGS Units 1 and 4 so that the costs are fully recovered by July 1, 2022 (cost recovery for PNM’s BDT project is discussed in Note 17)

•	PNM would not recover approximately $20 million of other costs incurred in connection with CAA compliance

•	The NMPRC would issue a Notice of Proposed Dismissal in PNM’s 2014 IRP

•
PNM was required to make a filing with the NMPRC no later than December 31, 2018 to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after June 30, 2022. PNM’s filing was required to be made before PNM entered into a binding commitment to extend the SJGS CSA beyond its scheduled June 30, 2022 expiration date but after PNM had received firm pricing and other terms for the extended supply of coal to SJGS, unless PNM does not propose to pursue an extended SJGS CSA. See December 2018 Compliance Filing below and in Note 17

At December 31, 2015, PNM recorded pre-tax losses aggregating $165.7 million, reflecting a $127.6 million write-off for 50% of the then estimated December 31, 2017 net book value that would not be recovered, $21.6 million for other unrecoverable costs, and $16.5 million for an increase in PNM’s share of estimated coal mine reclamation costs.

During 2016, PNM revised its estimates of the December 31, 2017 projected book value of SJGS Units 2 and 3 and the other unrecoverable costs, which resulted in a net expense of $3.7 million, consisting of a $0.9 million expense due to a revision of the estimated net book value of SJGS Units 2 and 3, a $4.5 million expense related to a refinement of the estimated liability for coal mine reclamation resulting from the new coal mine reclamation arrangement, and a $1.7 million reduction of the other unrecoverable costs that are reflected in regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings. In addition, PNMR Development recorded an expense of $0.6 million in 2016 for costs it was obligated to reimburse the other SJGS participants under the restructuring arrangement, which is included in other deductions on the Consolidated Statement of Earnings.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

In January 2016, NEE filed a notice of appeal with the NM Supreme Court of the NMPRC’s December 16, 2015 order. In July 2016, NEE filed a brief alleging that the NMPRC’s decision violated New Mexico statutes and NMPRC regulations because PNM did not adequately consider replacement resources other than those proposed by PNM, the NMPRC did not require PNM to adequately address and mitigate ratepayer risk, the NMPRC unlawfully shifted the burden of proof, and the NMPRC’s decision was arbitrary and capricious.  Several parties filed Answer Briefs refuting NEE’s claims in November 2016. Reply briefs were filed by NEE in January 2017 and the parties presented oral argument to the court on January 25, 2017. On March 5, 2018, the NM Supreme Court issued its opinion affirming the NMPRC’s December 2015 order, thereby denying NEE’s appeal. A request for rehearing of the NM Supreme Court’s decision was not filed by the statutory deadline. This matter is now concluded.

NEE Complaint – On March 31, 2016, NEE filed a complaint with the NMPRC against PNM regarding the financing provided by NM Capital to facilitate the sale of SJCC. See Coal Supply below. The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. PNM responded to the complaint on May 4, 2016. On January 31, 2018, NEE filed a motion asking the NMPRC to investigate whether PNM’s relationship with WSJ, in light of Westmoreland’s financial condition, could be harmful to PNM’s customers. PNM responded requesting the NMPRC deny the motion and that NEE’s prior complaint be dismissed. On May 23, 2018, PNM filed its response to the NMPRC staff’s comments requesting additional information about the financing and noting that the Westmoreland Loan was paid in full on May 22, 2018. NEE and NMPRC staff responded on July 16, 2018. NEE continues its request that the NMPRC investigate whether Westmoreland’s financial condition could adversely affect PNM’s customers. The NMPRC staff response requested that PNM provide certain additional information about the financing transactions and stated an order to show cause requested by NEE is not warranted. On October 11, 2018, PNM filed a supplemental response notifying the NMPRC that Westmoreland had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. PNM’s supplemental response indicated Westmoreland had agreed to terms with its secured creditors that will allow it to continue to fund normal-course operations and to continue to serve its customers during the course of the bankruptcy case. See Note 10. PNM’s supplemental response also included a letter from the United States Southern District of Texas Bankruptcy Court indicating that, subject to specified conditions, Westmoreland is authorized to “perform under its coal contracts and to conduct its business under the ordinary course of business” without seeking court approval. The NMPRC has taken no further action on NEE’s complaints. PNM cannot predict the outcome of these matters.

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

Following mediated negotiations, the SJGS participants executed the San Juan Project Restructuring Agreement (“SJGS RA”). The SJGS RA provides the essential terms of restructured ownership and addresses other related matters, including that the exiting participants remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit. PNMR Development became a party to the SJGS RA and agreed to acquire an ownership interest in SJGS Unit 4 on the December 31, 2017 exit date, but had obligations related to Unit 4 before that time. Under the SJGS RA, PNM would acquire 132 MW and PNMR Development would acquire 65 MW of the capacity in SJGS Unit 4 from the exiting owners on the exit date for no initial cost other than funding capital improvements, including the costs of installing SNCR and BDT equipment. PNMR Development’s share of the costs of installing SNCR and BDT equipment amounted to $7.6 million. Consistent with the NMPRC order, PNM acquired the rights and obligations related to the 65 MW from PNMR Development effective on December 31, 2017 in order to facilitate dispatch of power from that capacity.

The SJGS RA became effective contemporaneously with the effectiveness of the new SJGS CSA. The effectiveness of the new SJGS CSA was dependent on the closing of the purchase of the existing coal mine operation by a new mine operator, which as discussed in Coal Supply below, occurred on January 31, 2016. The SJGS RA sets forth the terms under which PNM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

acquired the coal inventory of the exiting SJGS participants as of January 1, 2016 and supplied coal to the exiting participants for the period from January 1, 2016 through December 31, 2017, which arrangement provided economic benefits that were passed on to PNM’s customers through the FPPAC.

SJGS Units 2 and 3 were shut down in December 2017 and the restructuring of SJGS ownership under the SJGS RA occurred on December 31, 2017, including PNM’s acquisition of the additional 132 MW and 65 MW ownership interests in SJGS Unit 4 as set forth above. In accordance with the FERC chart of accounts, plant in service for utility assets acquired is to be recorded at the original cost of the assets less accumulated depreciation. Since PNM did not pay for any costs incurred prior to the effective date of the SJGS RA, PNM increased both plant in service and accumulated depreciation for the original cost of the acquired interests at that date, estimated to be $261.8 million, on December 31, 2017. As ordered by the NMPRC, PNM treats the 65 MW interest as merchant utility plant that is excluded from retail rates. In anticipation of the transfer of ownership, PNM entered into agreements to sell the power from 36 MW of that capacity to a third party at a fixed price for the period January 1, 2018 through June 30, 2022 (Note 9). Beginning in 2018, SJGS is jointly owned by five entities. Including the 65 MW considered to be merchant plant, PNM’s ownership share is 77.3% in SJGS Unit 4 and an aggregate of 66.3% in SJGS Units 1 and 4.

December 2018 Compliance Filing – The NMPRC’s December 16, 2015 order required that, no later than December 31, 2018, PNM make a filing with the NMRPC to determine the extent to which SJGS should continue serving PNM’s customers’ needs after June 30, 2022, including PNM’s recommendation and supporting testimony and exhibits (the “December 2018 Compliance Filing”). The December 2018 Compliance Filing was required to be made before PNM entered into a binding commitment for post-2022 coal supply but after PNM received firm pricing and other terms for the supply of coal at SJGS, unless PNM did not intend to pursue an agreement for post-2022 coal supply at SJGS. The NMPRC’s December 16, 2015 order also indicated that, if SJGS Unit 4 is abandoned with undepreciated investment on PNM’s books, PNM is prohibited from recovering the undepreciated investment of its 132 MW interest and required that PNM’s 65 MW interest in SJGS Unit 4 be treated as excluded merchant plant. PNM is currently depreciating all its investments in SJGS through 2053, which reflects the period of time over which the NMPRC has authorized PNM to recover its investment in SJGS from New Mexico retail customers.

PNM submitted the December 2018 Compliance Filing to the NMPRC on December 31, 2018 indicating that, consistent with the conclusions reached in PNM’s 2017 IRP (Note 17), PNM’s customers would benefit from the retirement of PNM’s share of SJGS after the current SJGS CSA expires in mid-2022. The December 2018 Compliance Filing also indicates that, pursuant to the terms of the agreements governing SJGS, all of the SJGS owners except for Farmington have provided written notice that they do not intend to extend the SJGS operating agreements beyond their June 30, 2022 expiration dates and that PNM has provided written notice to SJCC that PNM does not intend to extend the SJGS CSA beyond June 30, 2022 or to negotiate a new coal supply agreement on behalf of the other SJGS participants. The December 2018 Compliance Filing also requested the NMPRC accept the filing as compliant with the December 16, 2015 order and indicated that PNM anticipates it will have sufficient information by the end of the second quarter of 2019 to support a consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022 and for approval of CCNs, PPAs, or other applicable approvals, for replacement capacity resources. On January 10, 2019, the NMPRC opened a docket to determine whether the NMPRC should grant PNM’s request to accept the December 2018 Compliance Filing and take no further action pending PNM submitting a formal consolidated abandonment and replacement resources application, or whether the NMPRC should immediately establish a formal procedural schedule regarding the abandonment of SJGS. The NMPRC received responses from parties regarding the initial order and, on January 30, 2019, approved an order initiating a proceeding and requiring PNM to submit an application for the abandonment of PNM’s share of SJGS by March 1, 2019. On February 7, 2019, PNM filed a motion requesting the NMPRC vacate the January 30, 2019 order and to extend the deadline for PNM’s abandonment filing until the end of the second quarter of 2019, which was deemed denied. On February 27, 2019, PNM filed a petition with the NM Supreme Court stating that the requirements of the January 30, 2019 order exceed the NMPRC’s authority by, among other things, mandating PNM to make a filing that is legally voluntary, and that the order is contrary to NMPRC precedent which requires abandonment applications to also include identified replacement resources and other information that will not be available to PNM by March 1, 2019. PNM’s petition also requested the NM Supreme Court stay the January 30, 2019 order until after June 14, 2019. On March 1, 2019, the NM Supreme Court granted a temporary stay of the NMPRC’s order and will consider the merits of PNM’s petition after receiving responses, which are due by March 19, 2019.  PNM cannot predict the outcome of this matter.

GAAP requires that long-lived assets be tested for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The test must consider only those cash flows that are directly associated with the long-lived asset, or group of assets, and requires the evaluation be performed at the lowest level for which identifiable cash flows are

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

largely independent of other cash flows within the asset group. PNM evaluated the recent events surrounding its future participation in SJGS and determined that it is more likely than not that PNM’s share of SJGS will be retired in 2022. As a result, PNM performed an impairment analysis that assumed SJGS would not continue to operate through 2053, as previously approved by the NMPRC. PNM’s impairment analysis indicated that, pursuant to the NMPRC’s December 16, 2015 order, PNM’s undepreciated 132 MW interest in SJGS Unit 4 at June 30, 2022 will not be recovered from customers; that the estimated future cash flows expected to result from the operation of SJGS Unit 4 through June 30, 2022 are not sufficient to provide for recovery of PNM’s 65 MW merchant interest in the facility; and that it is unlikely PNM will be able to sell or transfer its interests in SJGS to third parties at amounts sufficient to provide for their recovery. As a result, as of December 31, 2018, PNM recorded a pre-tax impairment of its investment in SJGS of approximately $35.0 million, which is reflected as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings. This amount includes the entire $11.9 million carrying value of PNM’s 65 MW interest in SJGS Unit 4 as of December 31, 2018, and $23.1 million of estimated undepreciated investments in PNM’s 132 MW jurisdictional interest as of June 30, 2022 that will not be recovered from customers. The carrying value of PNM’s remaining undepreciated investments in SJGS, which PNM will seek to recover from customers in the event of an early retirement of the facility, is $373.6 million as of December 31, 2018. See additional discussion regarding the increase in PNM’s estimated liability for coal mine reclamation below.

The December 2018 Compliance Filing and the 2017 IRP are not final determinations of PNM’s future generation portfolio.  Retiring PNM’s share of SJGS will require future NMPRC approval. PNM will also be required to obtain NMPRC approval of replacement power resources through CCN, PPA, or other applicable filings. The financial impact of an early retirement of SJGS and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the economic impact of a potential SJGS abandonment filing on the area surrounding that plant and the related mine, as well as the overall political and economic conditions of New Mexico. Other items that impact the economic viability of SJGS include the financial impact of climate change regulation or legislation, other environmental regulations, the result of litigation, other business considerations or the ability or willingness of individual participants to continue participation in the plant. PNM will seek full recovery of its remaining undepreciated investments and other costs necessary to retire the facility and for replacement resources in that filing.

Four Corners

On August 6, 2012, EPA issued its Four Corners FIP with a final BART determination for Four Corners. The rule included two compliance alternatives. On December 30, 2013, APS notified EPA that the Four Corners participants selected the alternative that required APS to permanently close Units 1, 2, and 3 by January 1, 2014 and install SCR post-combustion NOx control technology on each of Units 4 and 5 by July 31, 2018. Installation of SCRs on Four Corners Unit 5 was completed in March 2018 and the installation on Unit 4 was completed in June 2018. PNM owns a 13% interest in Units 4 and 5, but had no ownership interest in Units 1, 2, and 3, which were shut down by APS on December 30, 2013. For particulate matter emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lbs./MMBTU and the plant to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses. Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners’ coal and material handling operations.
PNM share of costs for post-combustion controls at Four Corners Units 4 and 5 through December 31, 2018 was $88.7 million, including PNM’s AFUDC. See Note 17 for information on the NMPRC’s treatment of these costs in PNM’s NM 2016 Rate Case.
The Four Corners plant site is located on land within the Navajo Nation. APS, on behalf of the Four Corners participants, negotiated amendments to the existing agreement with the Navajo Nation, which extends the owners’ right to operate the plant on the site to July 2041.  The DOI issued a Record of Decision on July 17, 2015 approving the 25-year extension for Four Corners, authorizes continued mining operations to supply the remaining units at Four Corners, renews transmission line and access road rights-of-way on the Navajo and Hopi Reservations, and accepts the proposed mining plan for the Navajo Mine.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Four Corners Federal Agency Lawsuit – On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the United States District Court for the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  The court granted an APS motion to intervene in the litigation on August 3, 2016. On September 15, 2016, NTEC, the current owner of the mine providing coal to Four Corners, filed a motion to intervene for the limited purpose of seeking dismissal of the lawsuit based on NTEC’s tribal sovereign immunity. On September 11, 2017, the court granted NTEC’s motion and dismissed the case with prejudice, terminating the proceedings. The environmental group plaintiffs filed a Notice of Appeal of the dismissed order in the United States Court of Appeals for the Ninth Circuit on November 9, 2017, and the court granted their subsequent motion to expedite the appeal. Oral arguments for the appeal have been scheduled for March 2019. PNM cannot predict if such appeal will be successful and, if it is successful, the outcome of further district court proceedings.

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

On October 10, 2017, EPA issued a NOPR proposing to repeal the Clean Power Plan and filed its status report with the court requesting the case be held in abeyance until the completion of the rulemaking on the proposed repeal. The NOPR proposes a legal interpretation concluding that the Clean Power Plan exceeds EPA’s statutory authority. Under the proposed interpretation, Section 111(d) limits EPA’s authority to adopt performance standards to only those physical and operational changes that can be implemented within an individual source. Therefore, measures in the Clean Power Plan that would require power generators to change their energy portfolios by shifting generation from coal to gas and from fossil fuel to renewable energy exceed EPA’s statutory authority. In a separate but related action, on December 18, 2017, EPA released an advanced NOPR addressing GHG guidelines for existing electric utility generating units. On August 31, 2018, EPA published a proposed rule, which is informally known as the Affordable Clean Energy rule, to replace the Clean Power Plan. The proposed Affordable Clean Energy rule, among other things, would establish guidelines that replace the “outside-the-fenceline” control measures and specific numerical emission rates for existing EGUs. These measures are replaced with a list of “candidate technologies” for heat rate improvement measures, which include both technologies and operational changes, that EPA has identified as Best System of Emission Reduction (“BSER”). States would determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

based on the degree of emission reduction achievable through application of the selected BSER.  States will have three years from when the rule is finalized to submit a plan to EPA. EPA will then have one year to determine if each proposed plan is acceptable. If states do not submit a plan, or if a state’s plan is not acceptable, EPA will develop a federal plan for the state to implement.  EPA is also proposing revisions to the NSR program that would provide coal-fired power plants more latitude to make efficiency improvements consistent with BSER without triggering NSR permit requirements. Comments on the proposed Affordable Clean Energy rule were due to EPA by October 31, 2018.

The proposed Affordable Clean Energy rule and the proposed 2015 federal plan released concurrently with the Clean Power Plan are important to Four Corners and the Navajo Nation. Since the Navajo Nation does not have primacy over its air quality program, EPA would be the regulatory authority responsible for implementing the proposed Affordable Clean Energy rule or the Clean Power Plan, should it ultimately be sustained, on the Navajo Nation. In addition, in the proposed 2015 federal plan, EPA included a finding “that it is necessary or appropriate” to implement a section 111(d) federal plan for affected EGUs located in Native American lands. APS and PNM filed separate comments with EPA on EPA’s draft 2015 federal plan advocating that such a federal plan is neither necessary nor appropriate to protect air quality on the Navajo Nation. PNM is unable to predict the financial or operational impacts on Four Corners if the Affordable Clean Energy rule, the Clean Power Plan, or other future GHG reduction rulemaking are ultimately implemented and EPA determines that a federal plan is necessary or appropriate for the Navajo Nation.

On December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the carbon pollution standards rule published in October 2015 for fossil fueled power plants. The proposed rule would revise the standards for coal-fired EGUs based on a revised BSER determination that would result in less stringent CO2 emission performance standards for new, reconstructed, and modified fossil-fueled power plants. EPA is not proposing any changes nor reopening the standards of performance for newly constructed or reconstructed stationary combustion turbines. Comments on the proposal are due on March 18, 2019.

PNM’s review of the GHG emission reductions standards under the proposed Affordable Clean Energy rule, the revised proposed Carbon Pollution Standards rule, and the Clean Power Plan is ongoing and the assessment of its impacts will depend on the proposed repeal of the Clean Power Plan, promulgation of the Affordable Clean Energy rule and the revised proposed Carbon Pollution Standards rule, other future GHG reduction rulemaking, litigation of any final rule, and other actions the Trump Administration is taking through judicial and regulatory proceedings. Accordingly, PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance, if any.

National Ambient Air Quality Standards (“NAAQS”)

The CAA requires EPA to set NAAQS for pollutants reasonably anticipated to endanger public health or welfare. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS.

On April 18, 2018, EPA published the final rule to retain the current primary health-based NOx standards of which NO2 is the constituent of greatest concern and is the indicator for the primary NAAQS. EPA concluded that the current 1-hour and annual primary NO2 standards are requisite to protect public health with an adequate margin of safety. The rule became effective on May 18, 2018.

On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-hour SO2 concentrations. This characterization would result in these areas being designated as attainment, nonattainment, or unclassifiable for compliance with the 1-hour SO2 NAAQS. On March 2, 2015, the United States District Court for the Northern District of California approved a settlement that imposed deadlines for EPA to identify areas that violate the NAAQS standards for 1-hour SO2 emissions. The settlement resulted from a lawsuit brought by Earthjustice on behalf of the Sierra Club and the Natural Resources Defense Council under the CAA. The consent decree required that: (1) within 16 months of the consent decree entry, EPA must issue area designations for areas containing non-retiring facilities that either emitted more than 16,000 tons of SO2 in 2012 or emitted more than 2,600 tons with an emission rate of 0.45 lbs./MMBTU or higher in 2012; (2) by December 2017, EPA must issue designations for areas for which states have not adopted a new monitoring network under the proposed data requirements rule; and (3) by December

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

2020, EPA must issue designations for areas for which states have adopted a new monitoring network under the proposed data requirements rule.  SJGS and Four Corners SO2 emissions are below the thresholds set forth in (1) above. EPA regions sent letters to state environmental agencies explaining how EPA plans to implement the consent decree.  The letters outline the schedule that EPA expects states to follow in moving forward with new SO2 non-attainment designations. NMED did not receive a letter.

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

On October 1, 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 parts per billion. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds, and to generate emission offsets for new projects or facility expansions located in nonattainment areas.

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

On February 25, 2016, EPA released guidance on area designations for ozone, which states used to determine their initial designation recommendations by October 1, 2016. NMED published its 2015 Ozone NAAQS Designation Recommendation Report on September 2, 2016. In New Mexico, EPA is designating only a small area in southern Dona Ana County as non-attainment for ozone. NMED will have responsibility for bringing this non-attainment area into compliance and will look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. According to NMED’s website, “If emissions from Mexico keep New Mexico from meeting the standards, the New Mexico area could remain non-attainment but would not face more stringent requirements over time.”

On November 6, 2017, EPA released a final rule establishing some, but not all, initial area designations.  In that final rule, San Juan County, New Mexico, where SJGS and Four Corners are located, is designated as attainment/unclassifiable. EPA designated a small area in Dona Ana County as marginal non-attainment.  On April 30, 2018, EPA completed additional area designations for the 2015 ozone standards. In a related matter, EPA published a final rule on March 9, 2018 establishing air quality thresholds that define the classifications assigned to all non-attainment areas for ozone NAAQS. The final rule also establishes the timing of attainment dates for each non-attainment area classification, which are marginal, moderate, serious, severe, or extreme. The rule became effective May 8, 2018.

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
December 31, 2018, 2017 and 2016

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

Of the fifteen claims for relief in the WEG Petition, two concerned SJCC’s San Juan mine. WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008. SJCC intervened in this matter. The court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the NM District Court. In July 2016, OSM filed a Motion for Voluntary Remand to allow the agency to conduct a new environmental analysis. On August 31, 2016, the court entered an order remanding the matter to OSM for the completion of an EIS by August 31, 2019. The court ruled that mining operations may continue in the interim and the litigation is administratively closed. If OSM does not complete the EIS within the time frame provided, the court will order immediate vacatur of the mining plan at issue absent a further court order based on good cause shown.  On March 22, 2017, OSM issued its Notice of Intent to initiate the public scoping process and prepare an EIS for the project. The Notice of Intent provided that, in addition to analyzing the environmental effects of the mining project, the EIS will also analyze the indirect effects of coal combustion at SJGS. The public comment period ended on May 8, 2017 and the EIS resource data submittal phase was completed in November 2017. The draft EIS was made available in May 2018. The public comment period ended on July 9, 2018. PNM cannot currently predict the outcome of this matter.
Navajo Nation Environmental Issues
Four Corners is located on the Navajo Reservation and is held under easements granted by the federal government, as well as agreements with the Navajo Nation which grant each of the owners the right to operate on the site. The Navajo Acts purport to give the Navajo Nation Environmental Protection Agency authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners. In October 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation challenging the applicability of the Navajo Acts to Four Corners. In May 2005, APS and the Navajo Nation signed an agreement resolving the dispute regarding the Navajo Nation’s authority to adopt operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. As a result of this agreement, APS sought, and the court granted, dismissal of the pending litigation in the Navajo Nation Supreme Court and the Navajo Nation District Court, to the extent the claims relate to the CAA. The agreement does not address or resolve any dispute relating to other aspects of the Navajo Acts. PNM cannot currently predict the outcome of these matters or the range of their potential impacts.
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
December 31, 2018, 2017 and 2016

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
On May 23, 2018, several environmental groups sued EPA Region IX in the United States Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system and no additional conditions are necessary. On July 16, 2018, several environmental groups filed a petition for review with the EPA’s Environmental Appeals Board concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised effluent limitation guidelines, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the Environmental Appeals Board, and EPA has filed a motion to dismiss on that basis. EPA has indicated that it anticipates proposing a replacement NPDES permit by March 2019 and, depending on the amount of public comments received, taking final action on a new NPDES permit by June 2019. Four Corners will continue to operate under the 2001 NPDES permit. PNM cannot predict the outcome of this matter or whether reconsideration will have a material impact on PNM’s financial position, results of operations or cash flows.

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
December 31, 2018, 2017 and 2016

The motion referred to the notice signed by the EPA Administrator on April 12, 2017, which announced EPA’s intent to reconsider this rule, as well as EPA’s administrative stay of the compliance deadlines. On August 22, 2017, the court granted the government’s motion and the litigation is held in abeyance until EPA’s further rulemaking has concluded.

On September 18, 2017, EPA published the final rule for postponement of certain compliance dates, which have not yet passed for the Effluent Limitations Guidelines rule, consistent with the EPA’s decision to grant reconsideration of that rule. The final rule postponed the earliest date on which compliance with the effluent limitation guidelines for these waste streams would be required from November 1, 2018 until November 1, 2020, although the new deadlines have been challenged in court.

Because SJGS is zero discharge for wastewater and is not required to hold a NPDES permit, it is expected that minimal to no requirements will be imposed. Reeves Station, a PNM-owned gas-fired generating station, discharges cooling tower blowdown to a publicly owned treatment works and holds an NPDES permit. It is expected that minimal to no requirements will be imposed at Reeves Station.

EPA reissued an NPDES permit for Four Corners on June 12, 2018. EPA had determined that the guidelines in the 2015 rule are not applicable to this permit because the effective dates of the 2015 effluent guidelines rule were extended. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by several environmental groups. Four Corners will continue to operate under the 2001 NPDES permit. See Cooling Water Intake Structures above. Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques, during the next NPDES permit renewal for Four Corners, which will be in 2023.  PNM is unable to predict the outcome of these matters or a range of the potential costs of compliance.
Santa Fe Generating Station
PNM and the NMED are parties to agreements under which PNM installed a remediation system to treat water from a City of Santa Fe municipal supply well, an extraction well, and monitoring wells to address gasoline contamination in the groundwater at the site of PNM’s former Santa Fe Generating Station and service center. PNM believes the observed groundwater contamination originated from off-site sources but agreed to operate the remediation facilities until the groundwater meets applicable federal and state standards or until the NMED determines that additional remediation is not required, whichever is earlier. The City of Santa Fe has indicated that since the City no longer needs the water from the well, the City would prefer to discontinue its operation and maintain it only as a backup water source. However, for PNM’s groundwater remediation system to operate, the water well must be in service. Currently, PNM is not able to assess the duration of this project or estimate the impact on its obligations if the City of Santa Fe ceases to operate the water well.
The Superfund Oversight Section of the NMED also has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and that the source may not be the former Santa Fe Generating Station. Results of tests conducted by NMED in April 2012 and April 2013 showed elevated concentrations of nitrate in three monitoring wells and an increase in free-phase hydrocarbons in another well. PNM conducted similar site-wide sampling activities in April 2014 and obtained results similar to the 2013 data. As part of this effort, PNM also collected a sample of hydrocarbon product for “fingerprint” analysis from a monitoring well located on the northeastern corner of the property.  This analysis indicated that the hydrocarbon product was a mixture of newer and older fuels, and the location of the monitoring well suggests that the hydrocarbon product is likely from offsite sources. PNM does not believe the former generating station is the source of the increased levels of free-phase hydrocarbons, but no conclusive determinations have been made. However, it is possible that PNM’s prior activities to remediate hydrocarbon contamination, as conducted under an NMED-approved plan, may have resulted in increased nitrate levels.  Therefore, PNM has agreed to monitor nitrate levels in a limited number of wells under the terms of the renewed discharge permit for the former generating station. However, the renewed discharge permit required that PNM conduct more frequent monitoring than originally anticipated, which resulted in an insignificant increase to the project cost estimate.

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
December 31, 2018, 2017 and 2016

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
Coal Combustion Residuals Waste Disposal
CCRs consisting of fly ash, bottom ash, and gypsum generated from coal combustion and emission control equipment at SJGS are currently disposed of in the surface mine pits adjacent to the plant. SJGS does not operate any CCR impoundments or landfills. The NMMMD currently regulates mine reclamation activities at the San Juan mine, including placement of CCRs in the surface mine pits, with federal oversight by the OSM. APS disposes of CCRs in ponds and dry storage areas at Four Corners.  Ash management at Four Corners is regulated by EPA and the New Mexico State Engineer’s Office.
EPA’s final coal ash rule, which became effective on October 19, 2015, included a non-hazardous waste determination for coal ash. The rule sets minimum criteria for existing and new CCR landfills and existing and new CCR surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria; groundwater monitoring and corrective action; closure requirements and post closure care; and recordkeeping, notification, and internet posting requirements.

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

On December 16, 2016, the Water Infrastructure Improvements for the Nation Act (the “WIIN Act”) was signed into law to address critical water infrastructure needs in the United States. The WIIN Act contains a number of provisions requiring EPA to modify the self-implementing provisions of the current CCR rules under Subtitle D. Among other things, the WIIN Act provides for the establishment of state and EPA permit programs for CCRs, provides flexibility for states to incorporate the EPA final rule for CCRs or develop other criteria that are at least as protective as the EPA’s final rule, and requires EPA to approve state permit programs within 180 days of submission by the state for approval. As a result, the CCR rule is no longer self-implementing and there will either be a state or federal permit program. Subject to Congressional appropriated funding, EPA will implement the permit program in states that choose not to implement a program. Until permit programs are in effect, EPA has authority to directly enforce the self-implementing CCR rule. For facilities located within the boundaries of Native American tribal reservations, such as the Navajo Nation where Four Corners is located, EPA is required to develop a federal permit program regardless of appropriated funds. EPA has yet to undertake rulemaking proceedings to implement the CCR provisions of the WIIN Act. There is no timeline for establishing either state or federal permitting programs. APS has sought clarification as to when and how EPA would be initiating permit proceedings for facilities on tribal reservations, including Four Corners. PNM is unable to predict when EPA will be issuing permits for Four Corners.

On September 13, 2017, EPA agreed to evaluate whether to revise the CCR regulations based upon utility industry petitions for EPA to reconsider the RCRA Subtitle D regulations for CCRs, which were premised in part on the provisions of the WIIN Act. In light of the WIIN Act and the petitions for rulemaking, the EPA is considering making additional changes to the CCR rule to provide flexibility to state programs consistent with the WIIN Act. With respect to ongoing litigation initiated by industry and environmental groups challenging the legality of the CCR regulations and pursuant to an order issued by the DC Circuit, EPA and the industry groups argued the court should postpone adjudication until EPA completes the reconsideration process for the affected provision.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Pursuant to a June 24, 2016 order by the DC Circuit in litigation by industry and environmental groups challenging EPA’s CCR regulations, EPA is required to complete a rulemaking proceeding by June 2019 to address specific technical issues. On March 15, 2018, EPA proposed its Phase I Remand Rule that includes potential revisions to provide site-specific, risk-based tailoring of groundwater monitoring, corrective action and location restriction requirements of the CCR rule. EPA published the final rule on July 30, 2018. According to EPA, the July 30, 2018 rule constitutes “Phase One, Part One” of its ongoing reconsideration and revision of the April 17, 2015 coal ash rule. The final rule includes two types of revisions. The first revision extends the deadline to allow EGUs with unlined impoundments or that fail to meet the uppermost aquifer requirement to continue to receive coal ash until October 31, 2020. The second revision authorizes a “Participating State Director” or EPA, in lieu of a professional engineer, to approve suspension of groundwater monitoring and to issue certifications related to the location restrictions, design criteria, groundwater monitoring, remedy selection and implementation. The revisions also modify groundwater protection standards for certain constituents, which include cobalt, molybdenum, lithium, and lead without a maximum contamination level. EPA indicated that provisions in the March 2018 rule that are not addressed in the July 2018 final rule will be addressed in a subsequent rulemaking.

On August 21, 2018, the DC Circuit Court of Appeals issued its decision in the CCR litigation. The court denied EPA’s request to hold the case in abeyance; remanded the industry group’s challenges to the regulation of certain on-site CCR piles; denied relief for the remaining industry group’s claims, including the challenge to EPA’s authority to regulate inactive surface impoundments; and found for the environmental groups on their challenges to the ability of unlined impoundments to continue operating, the classification of certain unlined impoundments as “lined” units, and EPA’s failure to regulate legacy ponds. It remains unclear how the DC Circuit Court of Appeals decision will impact Four Corners as EPA has not yet taken regulatory action on remand to revise its CCR regulations consistent with the court’s order.

Based on this decision, on December 17, 2018, certain environmental groups filed an emergency motion with the D.C. Circuit to stay or summarily vacate EPA’s July 17, 2018 final rule extending the closure-initiation deadline for certain unlined CCR surface impoundments until October 2020. In response, EPA filed a motion to remand but not vacate that deadline extension regulation. PNM cannot predict the outcome of the D.C. Circuit’s consideration of these competing motions, and whether or how such a ruling would affect operations at Four Corners.

The CCR rule does not cover mine placement of coal ash. OSM is expected to publish a proposed rule covering mine placement in the future and will likely be influenced by EPA’s rule and the determination by EPA that CCRs are non-hazardous. PNM cannot predict the outcome of OSM’s proposed rulemaking regarding CCR regulation, including mine placement of CCRs, or whether OSM’s actions will have a material impact on PNM’s operations, financial position, or cash flows.  Based upon the requirements of the final rule, PNM conducted a CCR assessment at SJGS and made minor modifications at the plant to ensure that there are no facilities which would be considered impoundments or landfills under the rule. PNM would seek recovery from its ratepayers of all CCR costs for retail jurisdictional assets that are ultimately incurred. PNM does not expect the rule to have a material impact on operations, financial position, or cash flows.

As indicated above, CCRs at Four Corners are currently disposed of in ash ponds and dry storage areas. The CCR rule requires ongoing, phased groundwater monitoring. Utilities that own or operate CCR disposal units, such as those at Four Corners were required to collect sufficient groundwater sampling data to initiate a detection monitoring program.  To the extent that certain threshold constituents are identified through this initial detection monitoring at levels above the CCR rule’s standards, the rule required the initiation of an assessment monitoring program by April 15, 2018.  If this assessment monitoring program reveals concentrations of certain constituents above the CCR rule standards that trigger remedial obligations, a corrective measures evaluation must be completed by April 2019. Four Corners completed an analysis that determined several of its CCR disposal units will need corrective action or will need to cease operations and initiate closure by October 2020. Four Corners anticipates it will complete its evaluation of these matters by mid-2019. At this time, PNM does not anticipate its share of the cost to complete these corrective actions or to close the CCR disposal units at Four Corners will have a significant impact on its operations, financial position, or cash flows.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Other Commitments and Contingencies
Coal Supply

SJGS

The coal requirements for SJGS are supplied by SJCC. SJCC holds certain federal, state, and private coal leases. Through January 31, 2016, SJCC was a wholly-owned subsidiary of BHP and supplied processed coal for operation of SJGS under an underground coal sales agreement (“UG-CSA”) that was to expire on December 31, 2017. The parties to the UG-CSA were SJCC, PNM, and Tucson. Under the UG-CSA, SJCC was reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and received a return on its investment. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid SJCC for certain coal mined but not yet delivered to the plant site. At December 31, 2018 and 2017, prepayments for coal (including amounts purchased from the exiting SJGS participants discussed below), which are included in other current assets, amounted to $26.3 million and $26.3 million.

In conjunction with the activities undertaken to comply with the CAA for SJGS, as discussed above, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS after the expiration of the UG-CSA. Following extensive negotiations among the SJGS participants, the owner of SJCC, and third-party miners, agreements were negotiated under which the ownership of SJCC would transfer to a new third-party miner and PNM would enter into a new coal supply agreement and agreements for CCR disposal and mine reclamation services with SJCC on or about January 1, 2016. Effectiveness of the agreements was dependent upon the closing of the purchase of SJCC by the new third-party miner and the finalization of the SJGS RA and other agreements, which along with regulatory approvals, were necessary for the restructuring of ownership in SJGS to be consummated.

On July 1, 2015, PNM and Westmoreland entered into a new coal supply agreement (the “SJGS CSA”) pursuant to which Westmoreland is to supply all of the coal requirements of SJGS through June 30, 2022. PNM and Westmoreland also entered into agreements under which Westmoreland is to provide CCR disposal and mine reclamation services for SJGS. Contemporaneous with the entry into the coal-related agreements, Westmoreland entered into a stock purchase agreement (the “Stock Purchase Agreement”) on July 1, 2015 to acquire all of the capital stock of SJCC. In addition, PNM, Tucson, SJCC, and SJCC’s owner entered into an agreement to terminate the existing UG-CSA upon the effective date of the new SJGS CSA.

The SJGS CSA became effective as of 11:59 PM on January 31, 2016, upon the closing under the Stock Purchase Agreement. Upon closing under the Stock Purchase Agreement, Westmoreland’s rights and obligations under the SJGS CSA and the agreements for CCR disposal and mine reclamation services were assigned to SJCC. Westmoreland has guaranteed SJCC’s performance under the SJGS CSA.

Pricing under the SJGS CSA is primarily fixed, adjusted to reflect general inflation. The pricing structure takes into account that SJCC has been paid for coal mined but not delivered, as discussed above. PNM has the option to extend the SJGS CSA, subject to negotiation of the term of the extension and compensation to the miner. In order to extend, the SJGS CSA provides that PNM must have given written notice of that intent by July 1, 2018 and the parties must have agreed to the terms of the extension by January 1, 2019. In addition, the SJPPA obligates each SJGS participant to provide notice to the other participants whether they wish to extend the terms of the SJPPA and the SJGS CSA beyond June 30, 2022. Los Alamos, UAMPS, and Tucson provided notice of their intent to exit SJGS in 2022. Farmington gave notice that it wishes to continue SJGS operations and to extend the terms of both agreements. PNM gave preliminary notice to the other participants that, based on updated coal pricing and other relevant information, PNM does not wish to extend the terms of the SJPPA or the SJGS CSA beyond June 30, 2022. Due to Farmington’s stated interest in continuing SJGS operations beyond 2022, PNM and Westmoreland agreed to extend the July 1, 2018 notice deadline to December 1, 2018. On November 30, 2018, PNM provided notice to Westmoreland that PNM does not intend to extend the term of the SJGS CSA or to negotiate a new coal supply agreement for SJGS, which will result in the current agreement expiring on its own terms on June 30, 2022. See December 2018 Compliance Filing above.

On March 17, 2018, a coal silo used to supply fuel to SJGS Unit 1 collapsed resulting in an outage. Repairs necessary to return Unit 1 to service were completed by July 5, 2018. See Note 17. PNM notified Westmoreland that this event constituted a “force majeure” under the SJGS CSA and that PNM would be unable to satisfy its minimum obligations to purchase coal for Unit 1 as a result of the event. On October 5, 2018, PNM and SJCC reached a settlement under which the minimum obligation to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

purchase coal for SJGS during the 2018 contract year was reduced by 111,668 tons and resolving the issues related to the event. The benefit of this reduction will be returned to customers through the FPPAC.

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

In support of the closing under the Stock Purchase Agreement and to facilitate PNM customer savings, NM Capital, a wholly-owned subsidiary of PNMR, provided funding of $125.0 million (the “Westmoreland Loan”) to Westmoreland San Juan, LLC (“WSJ”), a ring-fenced, bankruptcy-remote, special-purpose entity subsidiary of Westmoreland, to finance WSJ’s purchase of the stock of SJCC (including an insignificant affiliate) under the Stock Purchase Agreement. NM Capital provided the $125.0 million financing to WSJ by first entering into a $125.0 million term loan agreement (the “BTMU Term Loan”) with BTMU, as lender and administrative agent. The BTMU Term Loan agreement became effective as of February 1, 2016, had a maturity date of February 1, 2021, and bore interest at a rate based on LIBOR plus a customary spread. In connection with the BTMU Term Loan, PNMR, as parent company of NM Capital, guaranteed NM Capital’s obligations to BTMU.

The Westmoreland Loan was a $125.0 million loan agreement among NM Capital, as lender, WSJ, as borrower, and SJCC and its affiliate, as guarantors. The Westmoreland Loan became effective as of February 1, 2016 and had a maturity date of February 1, 2021. The interest rate on the Westmoreland Loan escalated over time and was 9.25% plus LIBOR for the period from February 1, 2017 through January 31, 2018 and 12.25% plus LIBOR beginning February 1, 2018. WSJ paid principal and interest quarterly to NM Capital in accordance with an amortization schedule. In addition, the Westmoreland Loan required that all cash flows of WSJ, in excess of normal operating expenses, capital additions, and operating reserves, be utilized for principal and interest payments under the loan until it was fully repaid. The Westmoreland Loan was secured by the assets of and the equity interests in SJCC and its affiliate. The Westmoreland Loan also included customary representations and warranties, covenants, and events of default. There were no prepayment penalties. See Note 10.

On May 22, 2018, the full principal outstanding under the Westmoreland Loan of $50.1 million was repaid. NM Capital used a portion of the proceeds to repay all remaining principal of $43.0 million owed under the BTMU Term Loan. These payments effectively terminated the loan agreements. In addition, PNMR’s guarantee of NM Capital’s obligations was also effectively terminated.

In connection with certain mining permits relating to the operation of the San Juan mine, SJCC is required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of SJCC, PNMR entered into letter of credit arrangements with a bank under which letters of credit aggregating $30.3 million have been issued.

See NEE Complaint above and Note 10, for information concerning Westmoreland’s October 9, 2018 Chapter 11 bankruptcy filing and related proceedings.

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
December 31, 2018, 2017 and 2016

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
Coal Mine Reclamation
In conjunction with the proposed shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA, an updated coal mine reclamation study was requested by the SJGS participants. In 2013, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. This estimate reflected that the proposed shutdown of SJGS Units 2 and 3 as described above, and that the mine providing coal to SJGS would continue to operate through 2053, the life of SJGS approved by the NMPRC. The 2013 coal mine reclamation study indicated reclamation costs had increased, including significant increases due to the proposed shutdown of SJGS Units 2 and 3, which would reduce the amount of CCRs generated over the remaining life of SJGS and result in a significant increase in the amount of fill dirt required to remediate the underground mine area thereby increasing the overall reclamation costs. As discussed under Coal Combustion Residuals Waste Disposal above, SJGS currently disposes of CCRs from the plant in the surface mine pits adjacent to the plant.

In 2015, PNM updated the SJGS reclamation cost estimate to reflect the terms of the new reclamation services agreement with Westmoreland, and changes related to the approval of the 2015 SJCC Mine Permit Plan. The 2015 reclamation cost estimate reflected that the scope and pricing structure of the reclamation service agreement with Westmoreland, design plan changes, updated regulatory expectations, and common mine reclamation practices would significantly increase reclamation costs.
Upon the effectiveness of the SJGS CSA and the SJGS RA, PNM, on behalf of the SJGS owners, coordinated a more detailed coal mine reclamation cost study, which was completed in the third quarter of 2016. To complete the study, PNM was provided access to the mine site and obtained supporting data from Westmoreland allowing for the 2015 study to be refined with more extensive engineering analysis. The refined reclamation cost estimate reflected the terms of the new reclamation services agreement with Westmoreland and continuation of mining operations through 2053, which is the current NMPRC approved operating life of SJGS. The study indicated an additional increase in the reclamation cost estimate. PNM’s $4.5 million share of the increase was recorded in 2016 and is reflected in regulatory disallowances and restructuring costs in the Consolidated Statements of Earnings.
The SJGS RA required PNM to complete an update to the reclamation cost estimate after the December 31, 2017 shutdown of SJGS Units 2 and 3. This reclamation cost estimate was completed in October 2018 and assumed continuation of mining operations through 2053. The 2018 study indicated a decrease in reclamation costs primarily driven by lower inflationary factors used to determine the estimated future cost of reclamation activities. PNM recorded its $2.5 million share of this decrease in September 2018, which is reflected in regulatory disallowances and restructuring costs in the Consolidated Statements of Earnings. As discussed above, on December 31, 2018, PNM submitted the December 2018 Compliance Filing to the NMPRC indicating that, consistent with the conclusions reached in PNM’s 2017 IRP (Note 17), PNM expects to retire its share of SJGS after the current SJGS CSA expires in mid-2022. PNM determined that recent events and circumstances regarding SJGS, including the December 2018 Compliance Filing, indicate that it is more likely than not that PNM’s share of SJGS will be retired in 2022. As a result, in December 2018 PNM again remeasured its liability for coal mine reclamation for the mine that serves SJGS to reflect that reclamation activities may occur beginning in 2022, rather than in 2053 as previously anticipated. This estimate resulted in an increase in overall reclamation costs due to an increase in the amount of fill dirt required to remediate the mine areas and the timing of activities necessary to reclaim the mine that serves SJGS. This remeasurement increased PNM’s liability for coal mine

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

reclamation as of December 31, 2018 by $39.2 million, which reflects the increase in PNM’s obligation for both the underground and surface mines that serve SJGS. PNM recovers from retail customers reclamation costs associated with the underground mine. However, the NMPRC has capped the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million. As a result, PNM recorded $9.4 million of the increase in the liability at December 31, 2018 related to the underground mine in regulatory assets on the Consolidated Balance Sheets and recorded the remaining $29.8 million associated with the surface mine as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and then current inflation and discount rates. In addition, PNM may be exposed to additional loss if the cost of reclamation activities are not approved by the NMPRC in connection with the NMPRC approvals indicated above.
The current estimate for decommissioning the mine serving Four Corners reflects the operation of the mine through 2031, the term of the Four Corners CSA.

Based on the 2018 estimates and PNM’s ownership share of SJGS, PNM’s remaining payments for mine reclamation, in future dollars, are estimated to be $103.2 million for the surface mines at both SJGS and Four Corners and $39.7 million for the underground mine at SJGS as of December 31, 2018. At December 31, 2018 and 2017, liabilities, in current dollars, of $70.1 million and $41.4 million for surface mine reclamation and $23.2 million and $14.7 million for underground mine reclamation were recorded in other deferred credits.
Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate SJCC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $10.0 million in 2018, $5.8 million in 2017, and $7.0 million in 2016. Based on PNM’s reclamation trust fund balance at December 31, 2018, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $8.9 million in 2019, $10.2 million in 2020, and $10.9 million in 2021.

Under the Four Corners CSA, which became effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in thirteen annual installments, beginning on August 1, 2016, into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.3 million in each of 2017 and 2018 and anticipates providing additional funding of $2.3 million in each of the years from 2019 through 2021.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

PVNGS Liability and Insurance Matters
Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. In accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $14.1 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers. The remaining $13.6 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, PNM’s maximum potential retrospective premium assessment per incident for all three units is $41.6 million, with a maximum annual payment limitation of $6.2 million, to be adjusted periodically for inflation.
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
For SJGS and Four Corners, PNM and APS have negotiated an agreement with the more senior water rights holders (tribes, municipalities, and agricultural interests) in the San Juan basin to mutually share the impacts of water shortages with tribes and other water users in the San Juan basin. The agreement to share shortages in 2018 through 2021 has been endorsed by the parties and is being reviewed by the New Mexico Office of the State Engineer.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

San Juan River Adjudication
In 1975, the State of New Mexico filed an action in NM District Court to adjudicate all water rights in the San Juan River Stream System, including water used at Four Corners and SJGS. PNM was made a defendant in the litigation in 1976. In March 2009, then President Obama signed legislation confirming a 2005 settlement with the Navajo Nation. Under the terms of the settlement agreement, the Navajo Nation’s water rights would be settled and finally determined by entry by the court of two proposed adjudication decrees.  The court issued an order in August 2013 finding that no evidentiary hearing was warranted in the Navajo Nation proceeding and, on November 1, 2013, issued a Partial Final Judgment and Decree of the Water Rights of the Navajo Nation approving the proposed settlement with the Navajo Nation. A number of parties subsequently appealed to the New Mexico Court of Appeals. PNM entered its appearance in the appellate case and supported the settlement agreement in the NM District Court. On April 3, 2018, the New Mexico Court of Appeals issued an order affirming the decision of the NM District Court. Several parties filed motions requesting a rehearing with the New Mexico Court of Appeals seeking clarification of the order, which were denied. The State of New Mexico and various other appellants filed a Writ of Certiorari with the NM Supreme Court. The NM Supreme Court granted the State of New Mexico’s petition, denied the other parties’ requests, and set a due date for petitioner’s brief of October 29, 2018. Adjudication of non-Indian water rights is ongoing.
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
Rights-of-Way Matter

On January 28, 2014, the County Commission of Bernalillo County, New Mexico passed an ordinance requiring utilities to enter into a use agreement and pay a yet-to-be-determined fee as a condition to installing, maintaining, and operating facilities on county rights-of-way. The fee is purported to compensate the county for costs of administering and maintaining the rights-of-way, as well as for capital improvements. On February 27, 2014, PNM and other utilities filed a Complaint for Declaratory and Injunctive Relief in the United States District Court for the District of New Mexico challenging the validity of the ordinance. The court denied the utilities’ motion for judgment. The court further granted the County’s motion to dismiss the state law claims. The utilities filed an amended complaint reflecting the two federal claims remaining before the federal court. The utilities also filed a complaint in Bernalillo County, New Mexico District Court reflecting the state law matters dismissed by the federal court. In subsequent briefing in federal court, the county filed a motion for judgment on one of the utilities’ claims, which was granted by the court, leaving a claim regarding telecommunications service as the remaining federal claim. On January 4, 2016, the utilities filed an Application for Interlocutory Appeal from the state court, which was denied. On March 28, 2017, the utilities filed a Writ of Certiorari with the NM Supreme Court, which was denied. The matter is proceeding in NM District Court. The utilities and Bernalillo County reached a standstill agreement whereby the County would not take any enforcement action against the utilities pursuant to the ordinance during the pendency of the litigation, but not including any period for appeal of a judgment, or upon 30 days written notice by either the county or the utilities of their intention to terminate the agreement.  Mediation was held on January 23, 2019. The matter remains unresolved. If the challenges to the ordinance are unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter or its impact on PNM’s operations.
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
December 31, 2018, 2017 and 2016

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

The Texas Comptroller of Public Accounts (“Comptroller”) initiated audits of First Choice’s sales and use tax filings and miscellaneous gross receipts tax filings for periods prior to the sale. During the course of the audits, PNMR accrued an immaterial liability for items identified in the audits for which PNMR believed an unfavorable resolution was probable. The Comptroller originally issued notifications of audit results indicating additional tax due of $5.0 million, plus penalties and interest. The primary issue in dispute was the disallowance by the auditor of the tax benefits of bad debt charge-offs and billing credits. On behalf of First Choice, PNMR filed requests for redetermination for both audits. In September 2018, the Comptroller issued an updated settlement offer that significantly reduced the additional tax due under the audits. Based on the terms of the settlement offer, PNMR increased its liability for amounts due under First Choice’s sales and use tax filings as of September 30, 2018 by an insignificant amount. In October 2018, PNMR settled the sales and use tax audit for a total of $0.9 million. In December 2018, PNMR and the Comptroller reached a settlement under which PNMR paid $1.4 million to resolve all matters related to the miscellaneous gross tax audit. These matters are now concluded.

(17)	Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 16.
PNM

New Mexico General Rate Cases

New Mexico 2015 General Rate Case (“NM 2015 Rate Case”)

On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposed a revenue increase of $123.5 million, including base non-fuel revenues of $121.7 million. PNM’s application was based on a future test year (“FTY”) period beginning October 1, 2015, which met the NMPRC’s interpretation of the FTY statute, and proposed a ROE of 10.5%. PNM requested that the proposed new rates become effective beginning in July 2016. On March 2, 2016, the NMPRC required PNM to file supplemental testimony regarding the treatment of renewable energy in PNM’s FPPAC. See Renewable Portfolio Standard below. A public hearing on the proposed new rates was held in April 2016. Subsequent to this

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

hearing, the NMPRC ordered PNM to file additional testimony regarding PNM’s interests in PVNGS, including the 64.1 MW of PVNGS Unit 2 that PNM repurchased in January 2016, pursuant to the terms of the initial sales-leaseback transactions (Note 8). A subsequent public hearing was held in June 2016. After the June hearing, PNM and other parties were ordered to file supplemental briefs and to provide final recommended revenue requirements that incorporated fuel savings that PNM implemented effective January 1, 2016 from PNM’s SJGS CSA (Note 16).  PNM’s filing indicated that recovery for fuel related costs would be reduced by approximately $42.9 million reflecting the current SJGS CSA, which also reduced the request for base non-fuel related revenues by $0.2 million to $121.5 million.

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

•
Disallowing recovery of the entire $163.3 million purchase price for the January 15, 2016 purchases of the assets underlying three leases of portions of PVNGS Unit 2 (Note 8); the August 2016 RD proposed that power from the previously leased assets, aggregating 64.1 MW of capacity, be dedicated to serving New Mexico retail customers with those customers being charged for the costs of fuel and operating and maintenance expenses (other than property taxes, which were $0.8 million per year when the August 2016 RD was issued), but the customers would not bear any capital or depreciation costs other than those related to improvements made after the date of the original leases

•
Disallowing recovery from retail customers of the rent expense, which aggregates $18.1 million per year, under the four leases of capacity in PVNGS Unit 1 that were extended for eight years beginning January 15, 2015 and the one lease of capacity in PVNGS Unit 2 that was extended for eight years beginning January 15, 2016 (Note 8) and related property taxes, which were $1.5 million per year when the August 2016 RD was issued; the August 2016 RD proposed that power from the leased assets, aggregating 114.6 MW of capacity, be dedicated to serving New Mexico retail customers with those customers being charged for the costs of fuel and operating and maintenance expense, except that customers would not bear rental costs or property taxes

•
Disallowing recovery of the costs of converting SJGS Units 1 and 4 to BDT, which is required by the NSR permit for SJGS, (Note 16); PNM’s share of the costs of installing the BDT equipment was $52.3 million of which $40.0 million was included in rate base in PNM’s rate request

•	Disallowing recovery of $4.5 million of amounts recorded as regulatory assets and deferred charges

The August 2016 RD recommended that the NMPRC find PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing the BDT equipment on SJGS Units 1 and 4. The August 2016 RD also proposed that all fuel costs be removed from base rates and be recovered through the FPPAC. In addition, the August 2016 RD would remove recovery of the costs of power obtained from New Mexico Wind from the FPPAC and include recovery of those costs through PNM’s renewable energy rider discussed below. The August 2016 RD recommended continuation of the renewable energy rider and certain aspects of PNM’s proposals regarding rate design but would not approve certain other rate design proposals or PNM’s request for a revenue decoupling pilot program. The August 2016 RD proposed approving PNM’s proposals for revised depreciation rates (except the August 2016 RD would require depreciation on Four Corners be calculated based on a 2041 life rather than the 2031 life proposed by PNM), the inclusion of construction work in progress in rate base, and ratemaking treatment of the “prepaid pension asset.” The August 2016 RD proposed retail customers receive 100% of the New Mexico jurisdictional portion of revenues from “refined coal” (a third-party pre-treatment process) at SJGS. The August 2016 RD also approved PNM’s request to record a regulatory asset to recover a 2014 impairment of PNM’s New Mexico net operating loss carryforward resulting from an extension of the income tax provision for fifty percent bonus depreciation. The impact, net of federal income taxes, amounting to $2.1 million was reflected as a reduction of income tax expense on the Consolidated Statement of Earnings.

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
December 31, 2018, 2017 and 2016

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

GAAP requires a loss be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. When there is a range of the amount of the probable loss, the minimum amount of the range is to be accrued unless an amount within the range is a better estimate than any other amount. As of September 30, 2016, PNM evaluated the accounting consequences of the order in the NM 2015 Rate Case and the likelihood of being successful on the issues it is appealing in the NM Supreme Court as required under GAAP. The evaluation indicated it is reasonably possible that PNM will be successful on the issues it is appealing. If the NM Supreme Court rules in PNM’s favor on some or all of the issues, those issues would be remanded back to the NMPRC for further action. As of September 30, 2016, PNM estimated it would take a minimum of 15

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

months from the date PNM filed its appeal for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. PNM concluded that a range of probable loss resulted from the NMPRC order in the NM 2015 Rate Case; that the minimum amount of loss was 15 months of capital cost recovery that the order disallowed for PNM’s investments in the PVNGS Unit 2 purchases, PVNGS Unit 2 capitalized improvements, and BDT; and that no amount within the range of possible loss was a better estimate than any other amount. Accordingly, PNM recorded a pre-tax regulatory disallowance of $6.8 million at September 30, 2016 for the capital costs that would not be recovered during that 15-month appeal period. In addition, PNM recorded a pre-tax regulatory disallowance for $4.5 million of costs recorded as regulatory assets and deferred charges (which the order disallowed and which PNM did not challenge in its appeal) since PNM could no longer assert that those assets were probable of being recovered through the ratemaking process.

PNM also evaluated the accounting consequences of the issues that are being appealed by the cross-appellants. PNM does not believe the issues raised in the cross-appeals have substantial merit. Accordingly, PNM does not believe that the likelihood of the cross-appeals being successful is probable and, therefore, no loss has been recorded related to the issues subject to the cross-appeals.

Since the NM Supreme Court did not issue a decision on the appeals related to the NM 2015 Rate Case by December 31, 2017, which was 15 months from the date of the NMPRC’s order in that case, PNM reevaluated the accounting consequences of the order in the NM 2015 Rate Case. As of December 31, 2017, PNM estimated the most likely period for the NM Supreme Court to issue a decision in the case and for the NMPRC to take action on any remanded issues was seven months. As a result, PNM recorded an additional pre-tax loss of $3.1 million as of December 31, 2017, representing seven months of capital cost recovery that the order disallowed and would not be recovered through July 31, 2018.

During 2018, PNM updated its evaluation of the estimated time frame it would take for resolution of the matter resulting in additional pre-tax losses of $4.0 million, which are reflected as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings, based on an estimate of an additional nine months of capital cost recovery that the order disallowed and would not be collected from customers through April 30, 2019. Further losses will be recorded if the currently estimated time frame for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues is extended.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudent and that PNM is entitled to full recovery of those investments through the ratemaking process. Although PNM believes it is reasonably possible that its appeals will be successful, it cannot predict what decision the NM Supreme Court will reach or what further actions the NMPRC will take on any issues remanded to it by the court. If PNM’s appeal is unsuccessful, PNM would record further pre-tax losses related to the capitalized costs for any unsuccessful issues. The impacts of not recovering future contributions for decommissioning would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The amounts of any such losses to be recorded would depend on the ultimate outcome of the appeal and NMPRC process, as well as the actual amounts reflected on PNM books at the time of the resolution. However, based on the book values recorded by PNM as of December 31, 2018, such losses could include:

•
The remaining costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity in excess of the recovery permitted under the NMPRC’s order; the net book value of such excess amount was $73.3 million, after considering the losses recorded to date

•
The undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity in PVNGS Unit 2 purchased by PNM in January 2016 was being leased by PNM; the net book value of these improvements was $38.0 million, after considering the losses recorded to date

•	The remaining costs to convert SJGS Units 1 and 4 to BDT; the net book value of these assets was $50.0 million, after considering the losses recorded to date

Although PNM does not believe that the likelihood of the cross-appeals being successful is probable, it is unable to predict what decision the NM Supreme Court will reach. If the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any cost recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases, aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $146.1 million (which amount includes $73.3 million that is the subject of PNM’s appeal discussed above) at December 31, 2018, after considering the losses recorded to date. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

and “prepaid pension asset” in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have a financial impact to PNM.

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

The NMPRC scheduled a public hearing to begin on June 5, 2017, ordered that a settlement conference be held, and that any resulting stipulation should be filed by March 27, 2017. Settlement discussions were held, but no agreements were reached by March 27, 2017, after which the date for filing a stipulation was extended. In early May 2017, PNM and thirteen intervenors (the “Signatories”) entered into a comprehensive stipulation. On May 12, 2017, the Hearing Examiners issued an order rejecting the stipulation in its then current form but allowed the Signatories to revise the stipulation. On May 23, 2017, the Signatories filed a revised stipulation that addressed the issues raised by the Hearing Examiners. NEE was the sole party opposing the revised stipulation. The terms of the revised stipulation, which required NMPRC approval in order to take effect, included:

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

•	Returning to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate (Note 18) to the extent attributable to PNM’s retail operations

•	PNM would withdraw its proposal for a “lost contribution to fixed cost” mechanism with the issue to be addressed in a future docket

•	PNM would perform a cost benefit analysis in its 2020 IRP of the impact of a possible early exit from Four Corners in 2024 and 2028

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

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

The NMPRC issued a Revised Order Partially Adopting Certification of Stipulation dated January 10, 2018 (the “Revised Order”). The Revised Order approved the Hearing Examiners’ Certification of Stipulation with certain changes including:

•
Requiring the impacts of changes related to the reduction in the federal corporate income tax rate and PNM’s cost of debt (aggregating an estimated $47.6 million annually) be implemented in 2018 rather than January 1, 2019

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

On January 16, 2018, PNM requested clarifying changes to the Revised Order to adjust the $9.1 million reduction to $4.4 million, asserting that $4.7 million of the reduction was duplicative. On January 17, 2018, the NMPRC issued an order approving the adjustment requested by PNM. On January 19, 2018, PNM and the Signatories filed a joint notice of acceptance of the Revised Order, as amended. On January 31, 2018, the NMPRC issued an order closing the docket in the NM 2016 Rate Case. After implementation of changes to the federal corporate income tax rate and cost of debt, the final order results in a net increase to PNM’s non-fuel revenue requirement of $10.3 million. PNM implemented 50% of the approved increase for service rendered beginning February 1, 2018 and implemented the rest of the increase for service rendered beginning January 1, 2019.

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

On February 7, 2018, NEE filed a notice of appeal with the NM Supreme Court asking the court to review the NMPRC’s decisions in the NM 2016 Rate Case. On March 7, 2018, NEE filed its statement of issues with the NM Supreme Court requesting,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

among other things, that the NMPRC be required to identify PNM’s decision to continue its participation in Four Corners as imprudent and to deny any recovery related to PNM’s $148.1 million investments in that facility. NEE’s Brief in Chief was filed on July 16, 2018 and PNM’s Answer Brief was filed on October 12, 2018. Several parties to the case intervened in the appeal as intervenor-appellees in support of the NMPRC’s final decisions in the Revised Order. On November 15, 2018, NEE filed an unopposed motion to withdraw its appeal, which was granted by the NM Supreme Court. On December 3, 2018, the NM Supreme Court issued its order of dismissal and remanded the matter to the NMPRC.

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
Included in PNM’s approved procurement plans are the following renewable energy resources:

•	157 MW of PNM-owned solar-PV facilities, including 50 MW of PNM-owned solar-PV facilities approved by the NMPRC in PNM’s 2018 renewable energy procurement plan which are currently under construction

•	A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 204 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW

•	A PPA through 2042 for the output of the Lightning Dock Geothermal facility; the geothermal facility began providing power to PNM in January 2014; the current capacity of the facility is 15 MW

•	Solar distributed generation, aggregating 100.6 MW at December 31, 2018, owned by customers or third parties from whom PNM purchases any net excess output and RECs

•	Solar and wind RECs as needed to meet the RPS requirements

PNM filed its 2016 renewable energy procurement plan on June 1, 2015. The plan met RPS and diversity requirements within the RCT in 2016 and 2017 using existing resources and did not propose any significant new procurements. The NMPRC approved the plan in November 2015, and, after granting a rehearing motion to consider issues regarding the rate treatment of certain customers eligible for a cap on, or an exemption from, RPS procurement, the NMPRC again approved the plan in an order issued on February 3, 2016. The NMPRC deferred issues related to capped and exempt customers to PNM’s NM 2015 Rate Case and to a new case, which the NMPRC subsequently initiated through issuance of an order to show cause. The NM 2015 Rate Case and show cause proceeding were to examine whether PNM miscalculated the FPPAC factor and base fuel costs in its treatment of renewable energy costs and application of the renewable procurement cost caps and exemptions. The show cause proceeding was stayed pending the outcome of the NM 2015 Rate Case. The September 28, 2016 order in the NM 2015 Rate Case directed that the cost of New Mexico Wind be recovered through PNM’s renewable rider, rather than the FPPAC, and ordered certain other

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

modifications regarding the accounting for renewable energy in PNM’s FPPAC. These modifications do not affect the amount of fuel and purchased power or renewable costs that PNM collects. No action has been taken in the show cause proceeding and PNM cannot predict its outcome.

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

On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM requested approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018, and continuation of customer REC purchase programs and other purchases of RECs to ensure annual compliance with the RPS. PNM’s proposed procurement costs for 2018 and 2019 will be within the RCT. The plan also sought a variance from the “other” diversity category in 2018 due to a revised production forecast of the Lightning Dock Geothermal facility in 2018. A public hearing on the application was held in September 2017. On October 17, 2017, the Hearing Examiner issued a recommended decision that PNM’s 2018 renewable energy procurement plan be approved by the NMPRC, except for the re-powering of Lightning Dock Geothermal and PNM’s request to procure 50 MW of new solar facilities. The Hearing Examiner recommended that the PPA for the output of energy from Lightning Dock Geothermal be terminated effective January 1, 2018. The Hearing Examiner also recommended that PNM be required to issue another all-renewables RFP allowing developers to utilize PNM-owned sites to construct facilities, the output from which facilities would be sold to PNM through PPAs. PNM filed exceptions contesting the Hearing Examiner’s proposals. On November 15, 2017, the NMPRC issued an order approving PNM’s plan and rejecting the Hearing Examiner’s recommendations. On November 29, 2017, NMIEC filed an appeal with the NM Supreme Court objecting to the fuel allocation methodology. On December 14, 2017, NEE filed a motion to intervene and cross-appeal objecting to the approval of the 50 MW of new solar facilities. On December 18, 2017, PNM filed a motion to intervene, which was granted. NMIEC filed a motion for a partial stay of the NMPRC order, which was denied. Briefing on NMIEC’s appeal of the fuel allocation methodology is complete. On June 20, 2018, NEE filed its Brief in Chief with the NM Supreme Court stating, among other things, that PNM’s process favored ownership of the 50 MW solar facilities compared to PPAs. PNM and the NMPRC each filed Answer Briefs on September 4, 2018 stating there is substantial evidence in the case record to support the NMPRC’s decision and that PNM’s RFP process was reasonable, complied with RPS requirements, and consistent with industry standards. NEE’s Reply Brief was filed on October 15, 2018. PNM cannot predict the outcome of this matter.

On June 1, 2018, PNM filed its 2019 renewable energy procurement plan. The plan meets RPS and diversity requirements for 2019 and 2020 using resources already approved by the NMPRC and did not propose any significant new procurements. PNM projects that the plan will be within the RCT in 2019 and will slightly exceed the RCT in 2020. Public hearings were held on the case in September and October 2018. On October 29, 2018, PNM and NMPRC staff filed a joint proposed recommended decision requesting the NMPRC accept PNM’s 2019 renewable energy procurement plan filing. The joint proposed recommended decision includes a requirement for PNM to periodically, or for certain events, inform the NMPRC of matters related to PNM’s PPA with Lightning Dock Geothermal. The NMPRC approved PNM’s 2019 renewable energy procurement plan on November 28, 2018.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In PNM’s NM 2015 Rate Case, the NMPRC authorized continuation of the renewable rider. PNM recorded revenues from the rider of $41.4 million, $45.2 million, and $42.0 million in 2018, 2017, and 2016. Beginning in 2017, the cost of energy from New Mexico Wind is being recovered through the renewable rider, rather than through the FPPAC, in compliance with the NMPRC’s order in PNM’s NM 2015 Rate Case. The 2018 renewable energy procurement plan became effective on January 1, 2018. In its 2019 renewable energy procurement plan case, which was approved by the NMPRC on November 28, 2018, PNM proposed to collect $49.6 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. Preliminary calculations indicate PNM did not exceed such limitation in 2018.
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

On April 15, 2016, PNM filed an application for energy efficiency and load management programs to be offered in 2017. The proposed program portfolio consisted of ten programs with a total budget of $28.0 million. The application also sought approval of an incentive of $2.4 million based on targeted savings of 75 GWh. The actual incentive would be based on actual savings achieved. On January 11, 2017, the NMPRC approved an unopposed stipulation that established a method to ensure that funding of PNM’s energy efficiency program is equal to 3% of retail revenues, with an estimated 2017 energy efficiency funding level of $26.0 million, and approved a sliding scale profit incentive with a base level of 7.1% of program costs, equal to $1.8 million, if PNM achieves a minimum proscribed level of energy savings, increasing to a maximum of 9.0% depending on actual energy savings achieved above the minimum. On April 13, 2018, PNM filed its reconciliation of 2017 program costs and incentives, which indicated the incentive earned in 2017 is $2.3 million. The reconciliation filing and related incentive were accepted on May 23, 2018.

On April 14, 2017, PNM filed an application for energy efficiency and load management programs to be offered in 2018. The proposed program portfolio consists of a continuation of the ten programs approved in the 2016 application with a total budget of $25.1 million. The application also sought approval of a sliding scale incentive with a base incentive of $1.9 million if PNM is able to achieve savings of 53 GWh in 2018. As proposed, PNM would have earned an incentive of $2.1 million based on targeted savings of 70 GWh. The actual incentive would be based on actual savings achieved. PNM proposed to continue the same ten programs and a similar incentive mechanism in 2019, with a proposed budget of $28.2 million and a base level incentive of $2.1 million. On July 26, 2017, PNM, NMPRC staff, and other parties filed a stipulation that would resolve all issues in the case if approved by the NMPRC. Under the settlement, all of PNM’s proposed programs would be approved with limited modifications and PNM’s base level incentive would be $1.7 million and could earn an incentive of up to $1.9 million based on savings of 69 GWh in 2018. The settlement also established a base level incentive for PNM of $1.8 million with the opportunity to earn up to $2.7 million in 2019, and required PNM to make a filing in 2019 to address incentives to be earned in 2020. A public hearing was held in September 2017. On November 8, 2017, the Hearing Examiner issued a Certification of Stipulation recommending approval of the stipulation with various modifications, including adoption of a discount rate equal to the tax-adjusted WACC of 9.59% rather than the 7.71% proposed in the stipulation and modifying the program budgets to $23.6 million for 2018 and $24.9 million for 2019. On January 31, 2018, the NMPRC issued an order that largely accepted the certification with certain exceptions concerning the measurement and verification of the approved load management programs.

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
December 31, 2018, 2017 and 2016

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

Petition for Energy Efficiency Disincentive

As discussed above, PNM’s application in the NM 2016 Rate Case had requested a “lost contribution to fixed cost” mechanism to address the disincentives associated with PNM’s energy efficiency programs. In the revised stipulation to that case, PNM agreed to withdraw its proposal for such a mechanism and to address energy efficiency disincentives in a future docket. On March 2, 2018, PNM filed a petition proposing a “lost contribution to fixed cost mechanism” with substantially the same terms as those proposed in the NM 2016 Rate Case application. The Hearing Examiner issued a procedural order that included a public hearing to begin on October 30, 2018. Subsequently, the Hearing Examiner extended the deadline to file response testimony until December 19, 2018 and vacated the hearing schedule. On December 19, 2018, the Hearing Examiner approved a joint motion filed by PNM and other parties in the case to hold the proceedings in abeyance until mid-March 2019. The procedural schedule is to be reestablished at a future date. PNM cannot predict the outcome of this matter.

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
2014 IRP
PNM filed its 2014 IRP on July 1, 2014. The four-year action plan was consistent with the replacement resources identified in PNM’s application to retire SJGS Units 2 and 3. On July 31, 2014, several parties requested the NMPRC to not accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the then pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources (Note 16) and because they asserted that the 2014 IRP did not conform to the NMPRC’s IRP rule. The NMPRC issued an order in August 2014 that docketed a case to determine whether the 2014 IRP complied with applicable NMPRC rules. The order also held the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3. The order regarding PNM’s application to abandon SJGS Units 2 and 3 as described in Note 16 states that the NMPRC will issue a Notice of Proposed Dismissal in the 2014 IRP docket. On May 4, 2016, the NMPRC issued the Notice of Proposed Dismissal, stating that the docket would be closed with prejudice within thirty days unless good cause was shown why the docket should remain open. On May 31, 2016, NEE filed a request to hold the protests filed against PNM’s 2014 IRP in abeyance or to dismiss those protests without prejudice. PNM responded on June 13, 2016 and requested that the NMPRC dismiss the case with prejudice. The NMPRC has not yet acted on its Notice of Proposed Dismissal or the request filed on May 31, 2016. PNM cannot predict the outcome of this matter.
2017 IRP
PNM filed its 2017 IRP on July 3, 2017. The 2017 IRP addresses the 20-year planning period, from 2017 through 2036 and includes an action plan describing PNM’s plan to implement the 2017 IRP in the four-year period following its filing. The 2017 IRP analyzed several scenarios utilizing assumptions that PNM continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP include:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

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

Protests to the 2017 IRP were filed by several parties. The issues addressed in the protests included the future of PNM’s interests in SJGS, Four Corners, and PVNGS and the timing of future procurement of renewable resources. On January 16, 2018, the Hearing Examiner issued an order setting the scope of the proceedings as the 2017 IRP’s compliance with the applicable statute and NMPRC rules. Hearings were held in June 2018. On October 26, 2018, the Hearing Examiner issued a recommended decision recommending that the NMPRC accept PNM’s 2017 IRP as compliant with the applicable statute and NMPRC rules. On December 19, 2018, the NMPRC issued a final order accepting the Hearing Examiner’s recommended decision. On January 18, 2019, the Board of the County of Commissioners for San Juan County, New Mexico, the City of Farmington, New Mexico, and other parties filed a Notice of Appeal with the NM Supreme Court regarding the NMPRC’s final order in PNM’s 2017 IRP. Statements of Issues in the appeal must be filed by March 9, 2019. On January 18, 2019, NEE submitted a motion requesting the NMPRC reconsider its acceptance of PNM’s 2017 IRP and alleging informational inadequacy and deficiencies in PNM’s filing. On January 29, 2019, PNM submitted a filing to the NMPRC in response to NEE’s motion for reconsideration. In its response, PNM stated that the issues raised by NEE had already been considered and rejected by the NMPRC in its December 19, 2018 final order and that the NMPRC lacks jurisdiction over the matters because the NMPRC’s final order has been appealed to the NM Supreme Court. The NMPRC did not take action on NEE’s motion for reconsideration. On February 19, 2019, NEE filed a motion with the NM Supreme Court to intervene in the appeal and to seek remand of the matter to the NMPRC. PNM plans to file a response to NEE’s motion by March 6, 2019. PNM cannot predict the outcome of this matter.

The NMPRC’s order concerning SJGS’ compliance with the BART requirements of the CAA discussed in Note 16 required PNM to make a filing in 2018 to determine the extent to which SJGS Units 1 and 4 should continue serving PNM’s retail customers’ needs after June 30, 2022. PNM submitted its December 2018 Compliance Filing to the NMPRC on December 31, 2018 indicating that, consistent with the conclusions reached in the 2017 IRP (Note 17), PNM’s customers would benefit from the retirement of PNM’s share of SJGS in 2022. The December 2018 Compliance Filing and the 2017 IRP are not a final determinations of PNM’s future generation portfolio. Retiring PNM’s share of SJGS capacity will require future NMPRC approval. See Note 16. In addition, PNM will be required to obtain NMPRC approval of an exit from Four Corners, which PNM will seek at an appropriate time in the future. Likewise, NMPRC approval of new generation resources through CCNs, PPAs, or other applicable filings, would be required. PNM cannot predict the outcome of these matters.

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

In 2018, PNM completed a cost-benefit analysis of participating in the EIM. PNM’s analysis indicated participation in the EIM would provide substantial benefits to retail customers. On August 22, 2018, PNM filed an application with the NMPRC

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

requesting, among other things, authorization to recover an estimated $20.9 million of initial capital investments and to establish a regulatory asset to recover an estimated $7.4 million of other expenses that would be incurred in order to join the EIM. PNM’s application proposed the regulatory asset be adjusted to provide for full recovery of such costs, including carrying charges, until the effective date of new rates in PNM’s next general rate case. PNM’s application also proposes the benefits of participating in the EIM be credited to retail customers through PNM’s existing FPPAC. A public hearing was held on December 12, 2018. On December 19, 2018, the NMPRC issued an order approving the establishment of a regulatory asset to recover PNM’s cost of joining the EIM. On January 17, 2019, ABCWUA filed a motion to reopen the case and to reconsider the NMPRC’s order approving the establishment of a regulatory asset. PNM submitted its response opposing reconsideration of the case on January 28, 2019. On February 6, 2019, the NMPRC issued an order granting rehearing and vacating the December 19, 2018 order. On February 24, 2019, Western Resource Advocates, and the Coalition for Clean and Affordable Energy filed a motion for an expedited final order, which was supported by PNM and other parties and opposed by ABCWUA.  On February 27, 2019, the NMPRC issued a procedural order that appoints a hearing examiner and requires the hearing examiner to report to the NMPRC, by March 13, 2019, on whether the matter should be reopened. PNM cannot predict the outcome of this matter.
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

San Juan Generating Station Unit 1 Outage
On March 17, 2018, a coal silo used to supply fuel to SJGS Unit 1 collapsed resulting in an outage. PNM initiated a review of the cause of the outage and promptly contacted the staff of the NMPRC to inform them of the event. To minimize the operational and financial impacts of this event, PNM accelerated the fall 2018 planned outage to be performed while the unit was out of service for this event. Repairs necessary to return Unit 1 to service were completed by July 5, 2018. Costs of repairing damages to the facility are being reimbursed under an existing property insurance policy that covers SJGS, subject to a deductible of $2.0 million.  PNM’s cost of repairs of $1.0 million reflects insurance reimbursements and PNM’s 50% ownership interest in SJGS Unit 1.
On April 12, 2018, NEE filed a petition (jointly with certain other organizations) requesting that the NMPRC order an investigation into the SJGS Unit 1 event.  The petition requested that the NMPRC order PNM to respond to the petition, that proceedings be set on this matter, and that PNM be required to provide a narrative explanation, cost/benefit analysis, and alternatives assessment used to determine that Unit 1 should be repaired rather than utilizing alternative resources.  On April 25, 2018, the NMPRC issued an order requiring PNM to provide a factual statement of the nature and cause of the event, as well as the anticipated need for and schedule of repairs required. PNM was also required to address the necessity and appropriateness of the request for a cost/benefit analysis, alternatives assessment, and request for further proceedings. On May 8, 2018, PNM filed its response to the NMPRC order indicating that PNM used best practices when inspecting the SJGS coal silos during planned outages, that the damage to SJGS Unit 1 was repairable and could be made in a timely manner, that all but a limited amount of cost of the repairs are reimbursable under an existing insurance policy, and that further proceedings on the matter were unnecessary. In addition, PNM’s response indicated that if the unit was not repaired, customers would be exposed to significant contractual liabilities under the agreements governing the ownership of SJGS and would incur significant costs associated with the procurement of replacement power. On May 31, 2018, the NMPRC staff preliminarily recommended that the NMPRC not allow PNM to recover any costs associated with the SJGS Unit 1 coal silo repairs, including the cost of preventing similar failures on other SJGS coal silos, and that PNM reimburse customers for the loss of off-system sales during the time SJGS Unit 1 was in outage. The NMPRC staff also recommended, among other things, that further proceedings on the matter be deemed unnecessary provided PNM agree to hold customers harmless for such costs. On October 9, 2018, PNM filed a motion with the NMPRC requesting the inquiry docket be closed and stating the NMPRC staff’s proposal that PNM be required to absorb all losses related to the event, including the loss of off-system sales, is unwarranted and would result in piecemeal ratemaking. On November 15, 2018, the NMPRC staff filed a response to PNM’s motion proposing the investigation be closed provided, among other things, that PNM agree to hold customers harmless for PNM’s share of the uninsured costs to repairs SJGS for the event. In its response, PNM agreed that it would not seek recovery of the uninsured costs to repair the units. The NMPRC issued a final order to close the docket on December 5, 2018.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Advanced Metering Infrastructure Application

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application asked the NMPRC to authorize the recovery of the cost of the project, up to $87.2 million, which was subsequently adjusted to $95.1 million, and includes the costs of customer education, severances for affected employees, and other costs, in future ratemaking proceedings, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment estimated to be approximately $33 million at the date of implementation. After extensive public hearings and discovery, on March 19, 2018, the Hearing Examiner issued a recommended decision finding that PNM had not proven a net public benefit in the case and recommending the NMPRC not approve the application. On April 2, 2018, PNM filed a statement on exceptions to the recommended decision indicating, among other things, that PNM disagreed with the finding that the record did not demonstrate a net public benefit to customers, but that PNM would not take exception to a recommendation to not approve the application. No other parties filed exceptions to the recommended decision by the required deadline. On April 11, 2018, the NMPRC adopted an order accepting the recommended decision and disapproving PNM’s application. The order indicated PNM’s next energy efficiency plan application should include a proposal for an AMI pilot project.

Facebook, Inc. Data Center Project

On July 8, 2016, PNM filed an application with the NMPRC for approval of arrangements in connection with services to be provided to Facebook, Inc. for a new data center to be constructed in PNM’s service area. On August 17, 2016, the NMPRC approved the application, which included:

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

In late 2017, PNM entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable energy to Facebook. These PPAs were subject to NMPRC approval, which was granted on March 21, 2018. These PPAs include the purchase of the power and RECs from:

•	Casa Mesa Wind, LLC, a subsidiary of NextEra Energy Resources, LLC., which is expected to be located near House, New Mexico, have a total capacity of 50 MW, and became operational in November 2018

•	A 166 MW portion of the La Joya Wind Project, owned by Avangrid Renewables, LLC, which is expected to be located near Estancia, New Mexico and be operational in November 2020

•
Route 66 Solar Energy Center, LLC, a subsidiary of NextEra Energy Resources, LLC., which is expected to be located west of Albuquerque, New Mexico, have a total capacity of 50 MW, and be operational in December 2021

On August 24, 2018, PNM filed an application with the NMPRC requesting approval to enter into two 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be owned and operated by NMRD to supply power to Facebook. The cost of these PPAs will be passed through to Facebook under PNM’s rider. The NMPRC approved PNM’s application on October 17, 2018. NMRD is required to obtain FERC approval of the PPAs. Subject to FERC approval, the first 50 MW of these facilities is expected to begin commercial operation in December 2019 and the remaining capacity is expected to begin commercial operation in June 2020.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Hazard Sharing Agreements
On June 1, 2016, PNM and Tri-State entered into a one-year hazard sharing agreement, which expired on May 31, 2017.  PNM and Tri-State entered into an additional agreement, under substantially identical terms, for a term of five years beginning June 1, 2017, subject to NMPRC approval. NMPRC approval was not required for the one-year agreement but was required for the five-year agreement. On May 10, 2017, the NMPRC issued an order approving the five-year agreement.
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

	Sales		Purchases
	GWh	Amount	GWh	Amount
		(In millions)		(In millions)

Year ended December 31, 2018	725.7	$25.8	822.7	$28.7
Year ended December 31, 2017	827.1	23.6	849.0	24.2
Year ended December 31, 2016	482.3	12.8	484.6	12.9
Formula Transmission Rates
PNM charges wholesale electric transmission service customers using a formula rate mechanism pursuant to which wholesale transmission service rates are calculated annually in accordance with an approved formula. The formula reflects a ROE of 10% and includes updating cost of service components, including investment in plant and operating expenses, based on information contained in PNM’s annual financial report filed with FERC, as well as including projected large transmission capital projects to be placed into service in the following year. The projections included are subject to true-up in the following year formula rate. Certain items, including changes to return on equity and depreciation rates, require a separate filing to be made with FERC before being included in the formula rate.
Firm-Requirements Wholesale Customers
Navopache Electric Cooperative, Inc.

PNM had a PPA with NEC, previously PNM’s largest firm-requirements wholesale customer, that had an expiration date of December 31, 2035. On April 8, 2015, NEC filed a petition for a declaratory order requesting that FERC find that NEC could purchase an unlimited amount of power and energy from third party supplier(s) under its PSA with PNM. Following proceedings before a settlement judge, PNM and NEC entered into, and filed with FERC, a settlement agreement on October 29, 2015 that includes certain amendments to the PSA and related contracts on file with FERC. FERC approved the settlement on January 21, 2016. Under the settlement agreement, PNM served all of NEC’s load through December 31, 2015 at rates that were substantially consistent with those provided under the PSA. In 2016, PNM served all of NEC’s load at reduced demand and energy rates from those under the PSA. Beginning January 1, 2016, NEC also paid certain third-party transmission costs that it only partially paid previously. The PSA and related transmission agreements terminated on December 31, 2016. In 2017, PNM served 10 MW of NEC’s load under a short-term coordination tariff at a rate lower than provided under the PSA. Amounts billed to NEC were $4.5 million, and $20.0 million in the years ended December 31, 2017 and 2016. PNM’s NM 2016 Rate Case discussed above reflects a reallocation of costs among regulatory jurisdictions reflecting the termination of the contract to serve NEC.

TNMP

TNMP 2018 Rate Case

On May 30, 2018, TNMP filed a general rate proceeding with the PUCT (the “TNMP 2018 Rate Case”) requesting an annual increase to base rates of $25.9 million based on a requested ROE of 10.5%, a cost of debt of 7.2%, and a capital structure comprised of 50% debt and 50% equity. TNMP’s request included $7.7 million of new rate riders to recover Hurricane Harvey restoration, rate case, and additional vegetation management costs. The application included the integration of revenues currently

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

recorded under the AMS rider and collection of other unrecovered AMS investments into base rates. In 2017, TNMP recorded revenues of $21.8 million under the AMS rider. The TNMP 2018 Rate Case application also proposed to return the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers and to reduce the federal corporate income tax rate to 21%. As discussed in Note 18, at December 31, 2017, TNMP recorded a regulatory liability of $146.5 million to reflect the change in federal corporate income tax rates that will be refunded to customers in future periods. The TNMP 2018 Rate Case application proposed to refund $14.4 million of this regulatory liability over a period of five years and the remaining amount over the estimated useful lives of plant in service as of December 31, 2017.

On November 2, 2018, TNMP and other parties to the case filed an unopposed settlement agreement that was approved by the PUCT on December 20, 2018. The approved settlement results in a $10.0 million annual increase to base rates. The key elements of the settlement include a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. The settlement excludes certain items from rate base that were requested in TNMP’s original filing, including approximately $10.6 million of transmission investments that TNMP included in January 2019 transmission cost of service filing. Under the terms of the settlement agreement, TNMP will refund approximately $37.8 million of the regulatory liability recorded at December 31, 2017 related to tax reform to customers over a period of five years and the remaining amount over the estimated useful lives of plant in service as of December 31, 2017. The settlement agreement also approves TNMP’s request to integrate revenues historically recorded under TNMP’s AMS rider, as well as other unrecovered AMS investments, into base rates. In 2017, TNMP recorded revenues of $21.8 million under the AMS rider. The settlement also approves TNMP’s request for new depreciation rates, and a new rider to recover Hurricane Harvey restoration costs. TNMP’s costs related to Hurricane Harvey restoration efforts will be offset by amounts to be refunded to customers resulting from the federal income tax rate beginning on January 25, 2018 (Note 18). At December 31, 2018, the balance of Hurricane Harvey restoration costs, net of amounts owed to customers for the reduction in the federal corporate income tax rate during 2018, was $1.6 million and is reflected as regulatory assets on the Consolidated Balance Sheets. The new rider will be charged to customers over a period of no more than five years beginning on the effective date of new base rates. New rates under the TNMP 2018 Rate Case were effective beginning on January 1, 2019.
Advanced Meter System Deployment
In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.4 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011. TNMP completed its mass deployment in 2016 and has installed more than 242,000 advanced meters. The TNMP 2018 Rate Case and associated approved settlement discussed above included a reconciliation of AMS costs and integrate TNMP’s AMS recovery into base rates beginning on January 1, 2019.
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed mandated savings goals). The following sets forth TNMP’s approved EECRF increases:

Effective Date	Aggregate Collection Amount	Performance Bonus
	(In millions)
March 1, 2016	$6.0	$0.7
March 1, 2017	6.0	0.8
March 1, 2018	6.0	1.1
March 1, 2019	5.6	0.8

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
December 31, 2018, 2017 and 2016

The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 23, 2016	$25.8	$4.3
September 8, 2016	9.5	1.8
March 14, 2017	30.2	4.8
September 13, 2017	27.5	4.7
March 27, 2018	32.0	0.6

On January 25, 2019, TNMP filed an application to further update its transmission rates, which would increase revenues by $14.3 million annually, based on an increase in rate base of $111.8 million. The application is pending before the PUCT.
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

Competition Transition Charge Compliance Filing

In connection with the adoption of Senate Bill 7 by the Texas Legislature in 1999 that deregulated electric utilities operating within ERCOT, TNMP was allowed to recover its stranded costs through the CTC and to recover a carrying charge on the CTC. The amounts yet to be collected are recorded as regulatory assets by TNMP. Further, the order authorizing TNMP’s CTC included a true-up provision requiring an adjustment to the CTC due to a cumulative over- or under-collection of revenues, including interest, greater-than or equal to 15% of the most recent annual CTC funding amount. On March 13, 2017, TNMP made a filing to true-up the CTC. The requested adjustment reduces the collection of the amortization by $1.1 million annually. The change was approved on April 5, 2017 and went into effect on June 1, 2017. TNMP estimates the CTC will be fully recovered in November 2020.

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

In addition, the order requires that a regulatory liability be recorded to reflect the difference between revenues collected under existing rates and those that would have been collected had those rates been set reflecting federal income tax reform beginning on the date of the order (Note 18). In compliance with the PUCT order, during the year ended December 31, 2018, TNMP reduced revenues by $5.4 million to reflect the impact of the reduction in the federal corporate income tax rate beginning January 25, 2018. The amount owed will be offset against TNMP’s Hurricane Harvey restoration costs and refunded to customers as a component of a new rate rider over a period of no more than five years beginning on January 1, 2019.

(18)	Income Taxes

Federal Income Tax Reform

On December 22, 2017, comprehensive changes in United States federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the deductibility of certain officer compensation. During 2018, the IRS issued additional guidance related to certain officer

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

compensation and proposed regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, the IRS issued proposed regulations interpreting Tax Act amendments to depreciation provisions of the Internal Revenue Code that allow the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017.

Although most of the provisions of the Tax Act were not effective until 2018, GAAP required that some effects be recognized in 2017. Under the asset and liability method of accounting for income taxes used by the Company, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. At the date of enactment of the Tax Act, the Company had net deferred tax liabilities for its regulated activities and net deferred tax assets for non-regulated activities. As a result of the change in the federal income tax rate, the Company re-measured and adjusted its deferred tax assets and liabilities as of December 31, 2017. The portion of that adjustment not related to PNM’s and TNMP’s regulated activities was recorded as a reduction in net deferred tax assets and an increase in income tax expense. The portion related to PNM’s and TNMP’s regulated activities was recorded as a reduction in net deferred tax liabilities and an increase in regulatory liabilities, based on the assumption that PNM and TNMP will be required to return the benefit to ratepayers over time. PNM’s NM 2016 Rate Case reflected that assumption by including an amortization of the estimated benefit of the reduction in existing deferred federal income taxes as a reduction to customer rates over approximately twenty-one years beginning in 2018. In addition, the approved settlement in the TNMP 2018 Rate Case reflects a similar amortization of excess deferred income taxes through reduced customer rates beginning in 2019. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 17.

The adjustments to deferred income taxes recorded as increases in regulatory liabilities and income tax expense as a result of the enactment of the Tax Act at December 31, 2017 are presented below:

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Net increase in regulatory liabilities	$402,501	$146,451	$—	$548,952
Net decrease in deferred income tax liabilities (deferred income tax assets)	372,895	138,586	(19,990)	491,491
Net deferred income tax expense	$29,606	$7,865	$19,990	$57,461

GAAP requires that the impacts of adjusting existing deferred tax assets and liabilities for a change in an income tax rate be recognized in income tax expense during the period of enactment, including impacts that are reflected in AOCI. This resulted in the tax effects of items within AOCI not reflecting the appropriate tax rate and being stranded in AOCI. In February 2018, the FASB issued Accounting Standards Update 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to address this issue by allowing entities to reclassify the income tax effects of the Tax Act on items within AOCI to retained earnings. The Company records in AOCI, net of income taxes, unamortized gains and losses related to PNM’s defined benefit pension plans to the extent not attributed to regulated operations, unrealized gains on PNM’s available-for-sale securities, and unrealized gains and losses on cash flow hedges related to PNMR’s interest rate swaps. When amounts are reclassified from AOCI to the Consolidated Statement of Earnings, the Company recognizes the related income tax expense (benefit) at the tax rate in effect at that time. As permitted by ASU 2018-02, as of December 31, 2017, the Company reclassified the stranded federal income tax effects of the Tax Act on items recorded in AOCI, resulting in a net increase in retained earnings of $17.6 million. See Note 3.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance to address the application of GAAP to reflect the Tax Act in circumstances where all information and analysis was not yet available or complete. This bulletin provided for up to a one-year period in which to complete the required analyses and accounting for the impacts of the Tax Act. In accordance with SAB 118, the Company completed its analysis of the impacts of the Tax Act in 2018. The adjustments to deferred income taxes resulting from completion of the Company’s analysis, which resulted primarily from differences between the estimated amounts recorded as of December 31, 2017 and the actual amounts reflected in the Company’s 2017 tax return filing, including adjustments resulting from additional guidance and interpretations to the Tax Act issued in 2018 related to bonus depreciation, certain incentive compensation, and other items are presented below:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Net increase (decrease) in regulatory liabilities	$11,244	$(4,069)	$—	$7,175
Net decrease in deferred income tax liabilities (deferred income tax assets)	(2,175)	(9,784)	13,869	$1,910
Net increase in affiliate receivables (affiliate payables)	12,300	4,042	(16,342)	—
Net deferred income tax expense	$1,119	$1,673	$2,473	$5,265

PNMR
PNMR’s income taxes consist of the following components:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current federal income tax	$—	$—	$—
Current state income tax	(244)	(188)	(527)
Deferred federal income tax	7,716	119,182	60,892
Deferred state income tax	648	11,632	3,886
Amortization of accumulated investment tax credits	(345)	(286)	(973)
Total income taxes	$7,775	$130,340	$63,278

PNMR’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Federal income tax at statutory rates	$22,902	$79,016	$68,311
Amortization of accumulated investment tax credits	(345)	(286)	(973)
Amortization of excess deferred income tax	(19,779)	—	—
Flow-through of depreciation items	712	1,147	1,227
Earnings attributable to non-controlling interest in Valencia	(3,173)	(5,256)	(5,082)
State income tax, net of federal benefit	1,358	5,398	4,537
Impairment of state net operating loss carryforwards	—	819	(311)
Allowance for equity funds used during construction	(2,185)	(3,331)	(1,732)
Impairment of charitable contribution carryforward	—	909	—
Regulatory recovery of prior year impairments of state net operating loss carryforward, including amortization	1,367	(2,225)	(1,877)
Federal income tax rate change	2,914	57,461	—
Tax expense (benefit) related to stock compensation awards	4,647	(2,324)	—
Other	(643)	(988)	(822)
Total income taxes	$7,775	$130,340	$63,278
Effective tax rate	7.13%	57.73%	32.42%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss	$82,386	$98,301
Regulatory liabilities related to income taxes	158,416	189,501
Federal tax credit carryforwards	76,481	71,849
Shutdown of SJGS Units 2 and 3	1,638	2,204
Other	97,515	45,656
Total deferred tax assets	416,436	407,511
Deferred tax liabilities:
Depreciation and plant related	(767,482)	(690,909)
Investment tax credit	(57,853)	(55,731)
Regulatory assets related to income taxes	(62,889)	(61,956)
CTC	(3,613)	(5,670)
Pension	(35,407)	(56,070)
Regulatory asset for shutdown of SJGS Units 2 and 3	(30,425)	(31,887)
Other	(59,486)	(52,498)
Total deferred tax liabilities	(1,017,155)	(954,721)
Net accumulated deferred income tax liabilities	$(600,719)	$(547,210)

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2018
(In thousands)
Net change in deferred income tax liability per above table	$53,509
Change in tax effects of income tax related regulatory assets and liabilities	(27,833)
Amortization of excess deferred income tax	(19,779)
Tax effect of mark-to-market adjustments	380
Tax effect of excess pension liability	308
Adjustment for uncertain income tax positions	765
Reclassification of unrecognized tax benefits	(765)
Amortization of state net operating loss recovered in prior years	1,367
Federal income tax rate change, including impact on regulatory liabilities	2,330
Refundable alternative minimum tax credit carryforward reclassified to receivable	(1,585)
Other	(678)
Deferred income taxes	$8,019

PNM
PNM’s income taxes (benefit) consist of the following components:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current federal income tax	$(6,644)	$118	$(10,290)
Current state income tax	(2,661)	(1,112)	(1,907)
Deferred federal income tax	5,661	73,308	49,123
Deferred state income tax	(2,080)	9,527	4,969
Amortization of accumulated investment tax credits	(247)	(286)	(973)
Total income taxes (benefit)	$(5,971)	$81,555	$40,922

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

PNM’s provision for income taxes (benefit) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Federal income tax at statutory rates	$13,514	$59,139	$46,501
Amortization of accumulated investment tax credits	(247)	(286)	(973)
Amortization of excess deferred income tax	(19,779)	—	—
Flow-through of depreciation items	674	1,103	1,185
Earnings attributable to non-controlling interest in Valencia	(3,173)	(5,256)	(5,082)
State income tax, net of federal benefit	1,323	4,926	3,921
Impairment of state net operating loss carryforwards	—	627	(213)
Allowance for equity funds used during construction	(1,716)	(3,032)	(1,457)
Regulatory recovery of prior year impairment of state net operating loss carryforward, net of amortization	1,367	(2,225)	(1,877)
Federal income tax rate change	(683)	29,606	—
Allocation of tax expense (benefit) related to stock compensation awards	3,967	(1,708)	—
Other	(1,218)	(1,339)	(1,083)
Total income taxes (benefit)	$(5,971)	$81,555	$40,922
Effective tax rate	(9.28)%	48.27%	30.80%

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss	$50,762	$67,719
Regulatory liabilities related to income taxes	125,395	152,059
Federal tax credit carryforwards	62,230	60,085
Shutdown of SJGS Units 2 and 3	1,638	2,204
Other	36,916	23,801
Total deferred tax assets	276,941	305,868
Deferred tax liabilities:
Depreciation and plant related	(606,673)	(544,270)
Investment tax credit	(55,484)	(55,731)
Regulatory assets related to income taxes	(53,561)	(52,392)
Pension	(31,046)	(51,774)
Regulatory asset for shutdown of SJGS Units 2 and 3	(30,425)	(31,887)
Other	(2,519)	(18,826)
Total deferred tax liabilities	(779,708)	(754,880)
Net accumulated deferred income tax liabilities	$(502,767)	$(449,012)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2018
(In thousands)
Net change in deferred income tax liability per above table	$53,755
Change in tax effects of income tax related regulatory assets and liabilities	(27,833)
Amortization of excess deferred income tax	(19,779)
Tax effect of mark-to-market adjustments	579
Tax effect of excess pension liability	308
Adjustment for uncertain income tax positions	725
Reclassification of unrecognized tax benefits	(725)
Amortization of state net operating loss recovered in prior years	1,367
Federal income tax rate change, including impact on regulatory liabilities	(6,250)
Other	1,187
Deferred income taxes	$3,334
TNMP
TNMP’s income taxes consist of the following components:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current federal income tax	$13,347	$2,472	$9,445
Current state income tax	1,753	1,765	1,729
Deferred federal income tax	(540)	27,304	12,690
Deferred state income tax	2,320	(29)	(28)
Total income taxes	$16,880	$31,512	$23,836

TNMP’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Federal income tax at statutory rates	$14,379	$23,475	$22,928
State income tax, net of federal benefit	1,454	1,198	1,132
Federal income tax rate change	—	7,865	—
Allocation of tax expense (benefit) related to stock compensation awards	735	(616)	—
Other	312	(410)	(224)
Total income taxes	$16,880	$31,512	$23,836
Effective tax rate	24.65%	46.98%	36.39%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

The components of TNMP’s net accumulated deferred income tax liability at December 31, were:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Regulatory liabilities related to income taxes	$33,021	$43,103
Other	4,517	3,762
Total deferred tax assets	37,538	46,865
Deferred tax liabilities:
Depreciation and plant related	(136,117)	(135,647)
CTC	(3,613)	(5,670)
Regulatory assets related to income taxes	(9,328)	(9,564)
Loss on reacquired debt	(6,617)	(6,890)
Pension	(4,361)	(4,296)
AMS	(10,030)	(7,707)
Other	(3,710)	(3,506)
Total deferred tax liabilities	(173,776)	(173,280)
Net accumulated deferred income tax liabilities	$(136,238)	$(126,415)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2018
(In thousands)
Net change in deferred income tax liability per above table	$9,823
Change in tax effects of income tax related regulatory assets and liabilities	(350)
Federal income tax rate change, including impact on regulatory liabilities	(7,761)
Other	68
Deferred income taxes	$1,780

Other Disclosures

GAAP requires that the Company recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. A reconciliation of unrecognized tax benefits is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Balance at December 31, 2015	$6,455	$3,652
Additions based on tax positions related to 2016	242	242	—
Additions (reductions) for tax positions of prior years	55	55	—
Settlement payments	—	—	—
Balance at December 31, 2016	6,752	3,949	—
Additions based on tax positions related to 2017	262	262	—
Additions (reductions) for tax positions of prior years	2,415	2,352	63
Settlement payments	—	—	—
Balance at December 31, 2017	9,429	6,563	63
Additions based on tax positions related to 2018	543	543	—
Additions (reductions) for tax positions of prior years	222	182	40
Settlement payments	—	—	—
Balance at December 31, 2018	$10,194	$7,288	$103

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Included in the balance of unrecognized tax benefits at December 31, 2018 are $9.6 million, $6.7 million, and $0.1 million that, if recognized, would affect the effective tax rate for PNMR, PNM, and TNMP. The Company does not anticipate that any unrecognized tax expenses or unrecognized tax benefits will be reduced or settled in 2019.

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
Estimated interest income related to refunds the Company expects to receive is included in Other income and estimated interest expense and penalties related to potential cash settlements are included in Interest Charges in the Consolidated Statements of Earnings. Interest income (expense) related to income taxes was as follows:

	PNMR	PNM	TNMP
(In thousands)
2018	$—	$—	$—
2017	$—	$—	$—
2016	$4,398	$3,625	$345

There was no accumulated accrued interest receivable or payable related to income taxes as of December 31, 2018 and 2017.

The Company files a federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2015 are closed to examination by either federal or state taxing authorities other than Arizona. The tax years prior to 2012 are closed to examination by Arizona taxing authorities. Other tax years are open to examination by federal and state taxing authorities. At December 31, 2018, the Company has $474.6 million of federal net operating loss carryforwards that expire beginning in 2030 and $76.5 million of federal tax credit carryforwards that expire beginning in 2023. State net operating losses expire beginning in 2017 and vary from federal due to differences between state and federal tax law.

In 2013, New Mexico House Bill 641 reduced the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction was being phased-in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred income taxes to reflect the tax rate at which the balances are expected to reverse during the period that includes the date of enactment, which was in the year ended December 31, 2013. At that time, the portion of the adjustment related to PNM’s regulated activities was recorded as a reduction in deferred tax liabilities and an increase in a regulatory liability, based on the assumption that PNM would be required to return the benefit to customers over time. PNM’s NM 2016 Rate Case (Note 17) reflects the benefit of the lower New Mexico corporate income tax rate being returned to customers over a three-year period beginning February 1, 2018. In addition, the portion of the adjustment that was not related to PNM’s regulated activities was recorded as a reduction in deferred tax assets and an increase in income tax expense. Changes in the estimated timing of reversals of deferred tax assets and liabilities resulted in refinements of the impacts of this change in tax rates being recorded through December 31, 2017, at which time the impacts of the rate reduction were fully phased-in. Adjustments to deferred income taxes recorded as increases (decreases) in the regulatory liability and income tax expense are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2017:
Regulatory liability	$(10,109)	$(10,109)	$—
Income tax expense	$(1,259)	$(1,179)	$—
December 31, 2016:
Regulatory liability	$(7,132)	$(7,132)	$—
Income tax expense	$712	$804	$—

In 2008, fifty percent bonus tax depreciation was enacted as a temporary two-year stimulus measure as part of the Economic Stimulus Act of 2008. Bonus tax depreciation in various forms was continuously extended since that time, including by the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Protecting Americans from Tax Hikes Act of 2015. The 2015 act extended and phased-out bonus tax depreciation through 2019. As discussed above the Tax Act eliminated bonus depreciation for utilities effective September 28, 2017. However, in 2018 the IRS issued proposed regulations interpreting Tax Act amendments to depreciation provisions of the Internal Revenue Code which allowed the Company to claim a bonus depreciation deduction on certain construction projects placed in service after the third quarter of 2017. As a result of the net operating loss carryforwards for income tax purposes created by bonus depreciation, certain tax carryforwards were not expected to be utilized before their expiration. In addition, as a result of Tax Act changes to the deductibility of officer compensation, certain deferred tax benefits related to compensation are not expected to be realized. In accordance with GAAP, the Company has impaired the deferred tax assets for tax carryforwards which are not expected to be utilized and for compensation that is not expected to be deductible. The impairments after reflecting the expiration of carryforwards under applicable tax laws, net of federal tax benefit, for 2016 through 2018 are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2018:
State tax credit carryforwards	$—	$—	$—
State net operating loss carryforwards	$—	$—	$—
Charitable contribution carryforwards	$—	$—	$—
Compensation expense	$410	$298	$111
December 31, 2017:
State tax credit carryforwards	$—	$—	$—
State net operating loss carryforwards	$819	$627	$—
Charitable contribution carryforwards	$909	$—	$—
December 31, 2016:
State tax credit carryforwards	$—	$—	$—
State net operating loss carryforwards	$(311)	$(213)	$—
Charitable contribution carryforwards	$—	$—	$—

The impairments of unexpired state tax credits, state net operating loss, and charitable contribution carryforwards are reflected as a valuation allowance against deferred tax assets. The reserve balances, after reflecting expiration of carryforwards under applicable tax laws, at December 31, 2018 and 2017 are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2018:
State tax credit carryforwards	$—	$—	$—
State net operating loss carryforwards	$—	$—	$—
Charitable contribution carryforwards	$—	$—	$—
Compensation expense	$410	$298	$111
December 31, 2017:
State tax credit carryforwards	$2,487	$—	$—
State net operating loss carryforwards	$1,131	$839	$—
Charitable contribution carryforwards	$952	$—	$—

As a result of carryforward expirations, there were no remaining impairments of state tax credits, state NOL, and charitable contribution carryforwards at December 31, 2018.

The NMPRC’s order in the NM 2015 Rate Case (Note 17) approved PNM’s request to record a regulatory asset, which net of federal income taxes, amounted to $2.1 million, to recover a 2014 impairment of PNM’s New Mexico net operating loss carryforward resulting from an extension of the income tax provision for fifty percent bonus depreciation. The regulatory asset was being recovered through rates over two years. The settlement of the NM 2016 Rate Case (Note 17) included $3.3 million, net of federal tax, resulting from impairment of a 2015 New Mexico net operating loss as an addition to the remaining unamortized balance of the regulatory asset from the NM 2015 Rate Case. The total balance is being recovered over three years beginning in 2018. These impacts, including amortization, are reflected in income tax expense on the Consolidated Statement of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

(19) Goodwill

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

PNMR periodically updates its quantitative analysis for both PNM and TNMP. The use of a quantitative approach in a given period is not necessarily an indication that a potential impairment has been identified under a qualitative approach.

For the annual evaluations performed as of April 1, 2018, PNMR utilized a quantitative analysis for the PNM reporting unit and a qualitative analysis for the TNMP reporting unit. PNMR utilized qualitative analysis for the annual evaluations performed as of April 1, 2017 and quantitative analysis for the evaluations performed as of April 1, 2016 for both the PNM and TNMP reporting units. For the quantitative analysis, a discounted cash flow methodology was primarily used to estimate the fair value of the PNM reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for the reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment. The April 1, 2018 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 19%. The 2018 qualitative analysis for the TNMP reporting unit was performed by considering changes in expectations of future financial performance since the April 1, 2016 quantitative analysis that indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 32%. The 2018 analysis considered events specific to TNMP such as the potential impacts of legal and regulatory matters discussed in Note 17, including potential adverse outcomes in the TNMP 2018 Rate Case. Both the PNM quantitative analysis and the TNMP qualitative analysis considered market and macroeconomic factors including changes in growth rates, changes in the WACC, and changes in discount rates. The Company also evaluated its stock

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

price relative to historical performance, industry peers, and to major market indices, including an evaluation of the Company’s market capitalization relative to the carrying value of its reporting units. Based on an evaluation of these and other factors, the Company determined it is not more likely than not that the April 1, 2018 carrying values of PNM or TNMP exceed their fair values.

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

(20)	Related Party Transactions
PNMR, PNM, TNMP, and NMRD are considered related parties as defined under GAAP, as is PNMR Services Company, a wholly-owned subsidiary of PNMR that provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. These services are billed at cost on a monthly basis to the business units. In addition, PNMR provides construction and operations and maintenance services to NMRD, a 50% owned subsidiary of PNMR Development (Note 1), and PNM purchases renewable energy from certain NMRD-owned facilities at a fixed price per MWh of energy produced. PNM also provides interconnection services to PNMR Development (Note 7) and NMRD.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

See Note 7 for information on intercompany borrowing arrangements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Year Ended December 31,
	2018	2017	2016
		(In thousands)
Services billings:
PNMR to PNM	$95,637	$97,914	$94,606
PNMR to TNMP	33,493	31,095	28,907
PNM to TNMP	367	382	427
TNMP to PNMR	140	141	66
TNMP to PNM	—	154	172
PNMR to NMRD	183	—	—
Renewable energy purchases:
PNM from NMRD	2,924	—	—
Interconnection and facility study billings:
PNM to NMRD	2,108	—	—
PNM to PNMR	68,820	—	—
Interest billings:
PNMR to PNM	2,585	21	11
PNM to PNMR	289	220	150
PNMR to TNMP	136	133	132
Income tax sharing payments:
PNMR to TNMP	—	—	—
PNMR to PNM	—	23,391	—
PNM to PNMR	134	—	—
TNMP to PNMR	3,424	20,686	—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

(21) Quarterly Operating Results (Unaudited)
Unaudited operating results by quarters for 2018 and 2017 are presented below. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

	Quarter Ended
	March 31	June 30	September 30	December 31	(1)
	(In thousands, except per share amounts)
PNMR
2018
Operating revenues	$317,878	$352,313	$422,666	$343,756
Operating income (loss)	46,132	79,329	127,990	(17,404)
Net earnings (loss)	18,799	42,449	91,573	(51,539)
Net earnings (loss) attributable to PNMR	14,990	38,208	87,521	(55,077)
Net earnings (loss) attributable to PNMR per common share:
Basic	0.19	0.48	1.10	(0.70)
Diluted	0.19	0.48	1.09	(0.69)
2017
Operating revenues	$330,178	$362,320	$419,900	$332,605
Operating income	55,960	85,105	142,484	22,936
Net earnings (loss)	26,446	41,231	78,327	(50,585)
Net earnings (loss) attributable to PNMR	22,862	37,555	73,739	(54,282)
Net earnings attributable to PNMR per common share:
Basic	0.29	0.47	0.92	(0.68)
Diluted	0.29	0.47	0.92	(0.68)
PNM
2018
Operating revenues	$236,232	$264,511	$331,374	$259,848
Operating income (loss)	28,292	52,879	102,516	(38,654)
Net earnings (loss)	11,514	30,781	81,428	(53,400)
Net earnings (loss) attributable to PNM	7,837	26,672	77,508	(56,806)
2017
Operating revenues	$251,558	$276,097	$327,254	$249,321
Operating income	38,331	59,164	113,252	1,778
Net earnings (loss)	20,110	30,476	65,283	(28,456)
Net earnings (loss) attributable to PNM	16,658	26,932	60,827	(32,021)
TNMP
2018
Operating revenues	$81,646	$87,802	$91,292	$83,908
Operating income	18,532	26,829	27,824	23,312
Net earnings	9,413	15,367	16,100	10,711
2017
Operating revenues	$78,620	$86,223	$92,646	$83,284
Operating income	17,965	26,286	29,474	19,879
Net earnings	7,604	12,204	14,727	1,024

(1) 2018 reflects pre-tax regulatory disallowances and restructuring costs of $63.3 million primarily resulting from the impairment of PNM’s 132 MW and 65 MW interests in SJGS Unit 4 and for an adjustment to PNM’s coal mine reclamation obligation for the mine that serves SJGS. See additional discussion under December 2018 Compliance Filing and under Coal Mine Reclamation in Note 16. 2017 reflects the impacts of changes in federal income tax rate of $57.5 million, $29.6 million, and $7.9 million for PNMR, PNM, and TNMP (Note 18). 2017 also reflects a pre-tax regulatory disallowance resulting from PNM’s NM 2016 Rate Case of $27.9 million (Note 17).

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Operating Revenues	$—	$—	$—
Operating Expenses	7,475	2,902	2,871
Operating income (loss)	(7,475)	(2,902)	(2,871)
Other Income and Deductions:
Equity in earnings of subsidiaries	109,995	111,877	122,252
Other income	2,048	1,181	1,711
Net other income and deductions	112,043	113,058	123,963
Interest Charges	19,453	12,490	8,102
Earnings Before Income Taxes	85,115	97,666	112,990
Income Tax Expense (Benefit)	(527)	17,792	(3,859)
Net Earnings	$85,642	$79,874	$116,849

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash Flows From Operating Activities:
Net Cash Flows From Operating Activities	$(2,566)	$(7,814)	$5,702
Cash Flows From Investing Activities:
Utility plant additions	826	(180)	341
Investments in subsidiaries	(30,000)	(50,000)	(98,343)
Cash dividends from subsidiaries	129,379	105,084	35,959
Net cash flows from investing activities	100,205	54,904	(62,043)
Cash Flows From Financing Activities:
Short-term loan	50,000	—	100,000
Repayment of short-term loan	—	—	(150,000)
Revolving credit facility borrowings (repayments), net	(148,700)	42,600	84,500
Long-term borrowings	349,652	—	100,000
Repayment of long-term debt	(250,000)	—	—
Proceeds from stock option exercise	963	1,739	7,028
Purchases to satisfy awards of common stock	(12,635)	(13,929)	(15,451)
Dividends paid	(84,433)	(77,264)	(70,095)
Other, net	(2,414)	(269)	(28)
Net cash flows from financing activities	(97,567)	(47,123)	55,954
Change in Cash and Cash Equivalents	72	(33)	(387)
Cash and Cash Equivalents at Beginning of Period	21	54	441
Cash and Cash Equivalents at End of Period	$93	$21	$54
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$15,450	$10,899	$5,906
Income taxes paid (refunded), net	$—	$—	$—

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands)
Assets
Cash and cash equivalents	$93	$21
Intercompany receivables	82,539	96,227
Income taxes receivable	7,856	1,818
Other, net	5,635	1,937
Total current assets	96,123	100,003
Property, plant and equipment, net of accumulated depreciation of $13,518 and $13,229	25,413	26,546
Investment in subsidiaries	2,064,693	2,056,198
Other long-term assets	60,265	66,090
Total long-term assets	2,150,371	2,148,834
	$2,246,494	$2,248,837
Liabilities and Stockholders’ Equity
Short-term debt	$170,000	$265,600
Short-term debt-affiliate	8,819	11,919
Current maturities of long-term debt	—	249,979
Accrued interest and taxes	4,885	1,661
Other current liabilities	23,297	21,274
Total current liabilities	207,001	550,433
Long-term debt	348,310	—
Other long-term liabilities	2,803	3,151
Total liabilities	558,114	553,584
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,153,112	1,157,665
Accumulated other comprehensive income (loss), net of tax	(108,685)	(95,940)
Retained earnings	643,953	633,528
Total common stockholders’ equity	1,688,380	1,695,253
	$2,246,494	$2,248,837

See Notes 7, 8, 14, and 16 for information regarding commitments, contingencies, and maturities of long-term debt.

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2016	$1,397	$2,885	$—	$3,073	$1,209
2017	$1,209	$2,619	$—	$2,747	$1,081
2018	$1,081	$3,360	$—	$3,035	$1,406

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2016	$1,397	$2,871	$—	$3,059	$1,209
2017	$1,209	$2,615	$—	$2,743	$1,081
2018	$1,081	$3,338	$—	$3,013	$1,406

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2016	$—	$14	$—	$14	$—
2017	$—	$4	$—	$4	$—
2018	$—	$22	$—	$22	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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
“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein. PNMR’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, as an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal controls.
There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.
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

(c) Changes in internal controls.

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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
(c) Changes in internal controls.

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Information regarding TNMP’s entry into an Agreement to sell First Mortgage Bonds provided in Form 10-K in lieu of filing Form 8-K (Item 1.01 - Entry into a Material Definitive Agreement)

On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement with institutional investors for the sale of $305.0 million aggregate principal amount of four series of TNMP First Mortgage Bonds (the “TNMP 2019 Bonds”) offered in private placement transactions. Under the TNMP 2019 Bond Purchase Agreement, TNMP has agreed to issue $225.0 million of the TNMP 2019 Bonds (at fixed annual interest rates ranging from 3.79% to 4.06% for terms between 15 and 25 years) on March 29, 2019 and $80.0 million of the TNMP 2019 Bonds (at a fixed annual interest rate of 3.60% for a term of ten years) on or before July 1, 2019. The issuances of the TNMP 2019 Bonds are subject to the satisfaction of customary conditions, including continuing compliance with the representations, warranties and covenants of the TNMP 2019 Bond Purchase Agreement. TNMP will use the proceeds from the TNMP 2019 Bonds to repay $172.3 million of TNMP’s 9.50% first mortgage bonds at their maturity on April 1, 2019, as well as to repay borrowings under the TNMP Revolving Credit Facility and for other general corporate purposes.

The TNMP 2019 Bonds will be secured by a first mortgage on substantially all of TNMP’s property, subject to excepted encumbrances, reservations, contracts, and other exceptions. The TNMP 2019 Bonds will be issued pursuant to TNMP’s First Mortgage Indenture, dated as of March 23, 2009, between TNMP and MUFG Union Bank, N.A. (formerly known as Union Bank, N.A., and as successor to The Bank of New York Mellon Trust Company, N.A.), as Trustee (the “Indenture”), as previously supplemented and amended and as to be further supplemented by a tenth supplemental indenture to be dated as of March 29, 2019 (providing for the issuance of $225.0 million of TNMP 2019 Bonds) and by an eleventh supplemental indenture to be dated the date of issuance of the remaining $80.0 million of TNMP 2019 Bonds on or before July 1, 2019. A copy of the Indenture was filed by TNMP as an exhibit to its Current Report on Form 8-K filed on March 27, 2009. A copy of the form of the tenth and eleventh supplemental indentures pursuant to which the TNMP 2019 Bonds will be issued is included as a schedule to the TNMP 2019 Bond Purchase Agreement.

The terms of the TNMP 2019 Bonds will include customary covenants, including a covenant that requires the maintenance of a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2019 Bonds at par. TNMP will have the right to redeem any or all of the TNMP 2019 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

The foregoing description is qualified in its entirety by the TNMP 2019 Bond Purchase Agreement, which is filed as Exhibit 10.3 to this Annual Report on Form 10-K and is incorporated herein by reference.

The TNMP 2019 Bonds are not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements and applicable state laws. This Annual Report on Form 10-K does not constitute an offer to sell nor a solicitation of an offer to purchase the TNMP 2019 Bonds or any other securities, and shall not constitute an offer, solicitation or sale in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Reference is hereby made to “Proposal 1: Elect as Directors the Ten Director Nominees Named in the Proxy Statement” in PNMR’s Proxy Statement relating to the annual meeting of shareholders to be held on May 21, 2019 (the “2019 Proxy Statement”), to PART I, SUPPLEMENTAL ITEM – “EXECUTIVE OFFICERS OF THE COMPANY” in this Form 10-K, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics,” and “Board Committees and Their Functions” – “Audit and Ethics Committee” in the 2019 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its Internet website. Information about the Company’s website is included under Part I, Item 1 – “Websites.”

ITEM 11.	EXECUTIVE COMPENSATION
Reference is hereby made to “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Change in Control, Termination, Retirement, or Impaction”, and “Director Compensation,” in the 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is hereby made to “Ownership of Our Common Stock – Five Percent Shareholders” and “ – Executive Officers and Directors” and “Equity Compensation Plan Information” in the 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is hereby made to “Information About Our Corporate Governance – Related Person Transaction Policy” and “ – Director Independence” in the 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2019 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2019 Proxy Statement for PNMR. All such fees are fees of PNMR. PNMR charges a management fee to PNM and TNMP that includes an allocation of independent auditor fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Part II, Item 8.

(a) - 2.	Financial Statement Schedules for the years 2017, 2016, and 2015 are omitted for the reason that they are not required or the information is otherwise supplied under Part II, Item 8.

(a) - 3-A.	Exhibits Filed:

Exhibit No		Description

10.1**	PNMR	2019 Director Compensation Summary

10.2	PNMR
Seventh Amendment to Credit Agreement dated December 19, 2018 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNMR Revolving Credit Facility)

10.3	TNMP	Bond Purchase Agreement dated February 26, 2019 between TNMP and the purchasers named therein

21	PNMR	Certain subsidiaries of PNM Resources, Inc.

23.1	PNMR	Consent of KPMG LLP for PNM Resources, Inc.

23.2	PNM	Consent of KPMG LLP for Public Service Company of New Mexico

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Financial Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR	XBRL Instance Document

101.SCH	PNMR	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR	XBRL Taxonomy Extension Presentation Linkbase Document

(a) -3- B.	Exhibits Incorporated By Reference:
The documents listed below are being filed (as shown above) or have been previously filed on behalf of PNM Resources, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant (s) File No:

Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNMR, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNMR, Inc. with all amendments to and including October 24, 2017	3.4 to PNMR’s Current Report on Form 8-K filed October 25, 2017	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP with all amendments to and including June 18, 2013	3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013	2-97230 TNMP

Indentures‡
PNMR
4.1	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.2	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNMR, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 15, 2005 PNMR Indenture)	4.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-32462 PNMR

4.3
Supplemental Indenture No. 3, dated as of March 9, 2018 between PNMR and MUFG Union Bank, N.A. (formerly Union Bank, N.A., as ultimate successor to JP Morgan Chase Bank, N.A.), as Trustee (for PNMR’s $300,000,000 3.250% Senior Notes due 2021)
		4.2 to PNMR’s Current Report on Form 8-K filed March 9, 2018	1-32462 PNMR

PNM
4.4	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.5	Sixth Supplemental Indenture, dated as of May 1, 2003, supplemental to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee (PVNGS Maricopa PCRBs, Series 2003A)	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.6
Eighth Supplemental Indenture, dated as of June 1, 2010, supplemental to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee (SJGS Farmington PCRBs Series 2010A-F)
		10.1 to PNM’s Current Report on Form 8-K/A filed July 29, 2010	1-6986 PNM

4.7
Ninth Supplemental Indenture, dated as of June 1, 2010, supplemental to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee (PVNGS Maricopa PCRBs Series 2010A-B)
		10.2 to PNM’s Current Report on Form 8-K/A filed July 29, 2010	1-6986 PNM

4.8	Agreement of Resignation, Appointment and Acceptance effective as of May 1, 2011, among PNM, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 11, 1998 PNM Indenture)	4.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-6986 PNM

4.9
Tenth Supplemental Indenture, dated as of September 1, 2012, supplemental to Indenture dated as of March 11, 1998, between PNM and Union Bank, N.A.(ultimate successor as trustee to The Chase Manhattan Bank), as Trustee (SJGS Farmington PCRBs Series 2012A)
		4.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012	1-6986 PNM

4.10
Eleventh Supplemental Indenture, dated as of September 1, 2016, supplemental to Indenture dated as of March 11, 1998, between PNM and MUFG Union Bank, N.A. (formerly Union Bank, N.A.) (ultimate successor as trustee to The Chase Manhattan Bank), as Trustee (SJGS and Four Corners Farmington PCRBs Series 2016A-B)
		4.1 to PNM’s Current Report on Form 8-K filed September 27, 2016	1-6986 PNM

4.11	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM’s Registration Statement No. 333-53367	333-53367 PNM

4.12	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNM, The Bank of New York Mellon Trust Company and Union Bank, N.A. (for August 1, 1998 PNM Indenture)	4.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-6986 PNM

4.13
Fourth Supplemental Indenture, dated as of October 12, 2011, supplemental to Indenture dated as of August 1, 1998, between PNM and Union Bank, N.A. (ultimate successor as trustee to The Chase Manhattan Bank), as Trustee ($160,000,000 of 5.35% Senior Notes due 2021, Series 2011)
		4.1 to PNM’s Current Report on Form 8-K filed October 12, 2011	1-6986 PNM

4.14
Fifth Supplemental Indenture, dated as of August 11, 2015, supplemental to the Indenture dated as of August 1, 1998, between PNM and MUFG Union Bank, N.A., as Trustee ($250,000,000 of 3.85% Senior Notes due 2025, Series 2015)
		4.2 to PNM’s Current Report on Form 8-K filed August 11, 2015	1-6986 PNM

TNMP
4.15	First Mortgage Indenture dated as of March 23, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.16	First Supplemental Indenture dated as of March 23, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee ($265,500,000 of 9.50% First Mortgage Bonds due 2019, Series 2009A)	4.2 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.17	Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee ($75,000,000 First Mortgage Bonds due 2011, Series 2009C)	4.1 to TNMP’s Current Report on Form 8-K filed May 6, 2009	2-97230 TNMP

4.18
First Amendment dated as of December 16, 2010 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee to The Third Supplemental Indenture dated as of April 30, 2009 (First Mortgage Bonds Series 2009C)
		4.1 to TNMP’s Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

4.19	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among TNMP, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 23, 2009 TNMP Indenture)	4.4 to TNMP’s Quarterly Report Form 10-Q for the quarter ended June 30, 2011	2-97230 TNMP

4.20	Fifth Supplemental Indenture dated as of April 3, 2013 between TNMP and Union Bank, N.A., as Trustee ($93,198,000 of 6.95% First Mortgage Bonds due 2043, Series 2013A)	4.1 to TNMP’s Current Report on Form 8-K filed April 3, 2013	2-97230 TNMP

4.21	Sixth Supplemental Indenture dated as of June 27, 2014 between TNMP and Union Bank, N.A., as Trustee ($80,000,000 of 4.03% First Mortgage Bonds due 2043, Series 2014A)	4.1 to TNMP’s Current Report on Form 8-K filed June 27, 2014	2-97230 TNMP

4.22	Seventh Supplemental Indenture dated as of February 10, 2016 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.53% First Mortgage Bonds due 2026, Series 2016A)	4.1 to TNMP’s Current Report on Form 8-K filed February 10, 2016	2-97230 TNMP

4.23	Eighth Supplemental Indenture dated as of August 24, 2017 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.22% First Mortgage Bonds due 2028, Series 2017A)	4.1 to TNMP’s Current Report on Form 8-K filed August 24, 2017	2-97230 TNMP

4.24	Ninth Supplemental Indenture dated as of June 28, 2018 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.85% First Mortgage Bonds due 2028, Series 2018A)	4.1 to TNMP’s Current Report on Form 8-K filed July 2, 2018	2-97230 TNMP

Material Contracts
10.4
Sixth Amendment to and Restatement of Credit Agreement dated July 30, 2018 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNMR Revolving Credit Facility)
		10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	1-32462 PNMR

10.5
Seventh Amendment to Credit Agreement dated December 19, 2018 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNMR Revolving Credit Facility)
		10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2018	1-32462 PNMR

10.6	Term Loan Agreement dated December 14, 2018 among PNMR, the lenders party thereto, and MUFG Bank Ltd., as administrative agent (PNMR 2018 1-Year Unsecured Term Loan)	10.1 to PNMR’s Current Report on Form 8-K filed December 17, 2018	1-32462 PNMR

10.7	Term Loan Agreement dated December 21, 2018 among PNMR and Bank of America, N.A., as lender (PNMR 2-Year Unsecured Term Loan)	10.1 to PNMR’s Current Report on Form 8-K filed December 21, 2018	1-32462 PNMR

10.8	Term Loan Credit Agreement dated November 26, 2018 among PNMR Development and Key Bank National Association, as lender and administrative agent (PNMR Development Term Loan)	10.1 to PNMR’s Current Report on Form 8-K filed November 28, 2018	1-32462 PNMR

10.9	Guaranty dated as of November 26, 2018 made by PNMR in favor of lenders under PNMR Development Term Loan	10.2 to PNMR’s Current Report on Form 8-K filed November 28, 2018	1-32462 PNMR

10.10
Fourth Amendment to and Restatement of Credit Agreement dated October 19, 2018 among PNM, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNM Revolving Credit Facility)
		10.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	1-6986 PNM

10.11
Credit Agreement dated as of December 12, 2017 among PNM, the lenders identified therein, and U.S. Bank National Association, as administrative agent and BOKF, N.A. d/b/a Bank of Albuquerque, as syndication agent (PNM New Mexico Credit Facility)
		10.1 to PNM’s Current Report on Form 8-K filed December 12, 2017	1-6986 PNM

10.12	Term Loan Agreement dated as of January 18, 2019 among PNM, the lenders party thereto, and U.S. Bank National Association, as administrative agent (PNM 18-month Unsecured Term Loan)	10.1 to PNM’s Current Report on Form 8-K filed January 18, 2019	1-6986 PNM

10.13	Term Loan Agreement dated as of July 20, 2017 among PNM, the lenders identified therein, and JPMorgan Chase Bank, N.A., as administrative agent (terminated January 18, 2019)	10.1 to PNM’s Current Report on Form 8-K filed July 20, 2017	1-6986 PNM

10.14	Note Purchase Agreement dated July 28, 2017 between PNM and the purchasers named therein (PNM 2018 SUNs, Series A-H)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017	1-6986 PNM

10.15
Third Amended and Restated Credit Agreement dated as of September 25, 2017 among TNMP, the lenders identified therein and KeyBank National Association, as administrative agent (TNMP Revolving Credit Facility)
		10.1 to TNMP’s Current Report on Form 8-K filed September 27, 2017	2-97230 TNMP

10.16	Bond Purchase Agreement dated February 26, 2019 between TNMP and the purchasers named therein ($305,000,000 of 2019 TNMP Bonds)	10.3 to TNMP’s Annual Report on Form 10-K for the year ended December 31, 2018	2-97230 TNMP

10.17	Bond Purchase Agreement dated June 28, 2018 between TNMP and the purchasers named therein ($60,000,000 of 3.85% First Mortgage Bonds due 2028, Series 2018A)	10.1 to TNMP’s Current Report on Form 8-K filed July 2, 2018	2-97230 TNMP

10.18	Bond Purchase Agreement dated June 14, 2017 between TNMP and the purchasers named therein (for $60,000,000 3.22% First Mortgage Bonds due 2027, Series 2017A)	10.1 to TNMP’s Current Report on Form 8-K filed June 14, 2017	2-97230 TNMP

10.19**	PNMR 2014 Performance Equity Plan dated May 15, 2014	4.3 to PNMR’s Form S-8 Registration Statement filed May 15, 2014	333-195974 PNMR

10.20**	First Amendment to PNMR 2014 Performance Equity Plan	99.1 to PNMR’s Current Report on Form 8-K filed December 15, 2015	1-32462 PNMR

10.21**	Second Amendment to PNMR 2014 Performance Equity Plan effective January 1, 2017	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.22**	PNMR Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009	4.1 to PNMR’s Form S-8 Registration Statement filed May 20, 2009	333-159361 PNMR

10.23**	Amendment dated May 17, 2011 to PNMR’s Second Amended and Restated Omnibus Performance Equity Plan	10.1 to PNMR’s Current Report Form 8-K filed May 20, 2011	1-32462 PNMR

10.24**	Second Amendment executed March 28, 2012 to the PNMR Second Amended and Restated Omnibus Performance Equity Plan	10.6 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.25**	Third Amendment (approved by PNMR shareholders on May 15, 2012) to the PNMR Second Amended and Restated Omnibus Performance Equity Plan	10.1 to PNMR’s Current Report on Form 8-K filed May 17, 2012	1-32462 PNMR

10.26**	Fourth Amendment to the PNMR Second Amended and Restated Omnibus Performance Equity Plan effective January 1, 2017	10.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.27**	PNMR 2018 Officer Annual Incentive Plan dated March 22, 2018	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.28**	PNMR 2017 Officer Annual Incentive Plan dated March 29, 2017	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017	1-32462 PNMR

10.29**	PNMR 2018 Long-Term Incentive Plan dated March 28, 2018	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.30**	PNMR 2017 Long-Term Incentive Plan dated March 31, 2017	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017	1-32462 PNMR

10.31**	PNMR 2016 Long-Term Incentive Plan dated March 22, 2016	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	1-32462 PNMR

10.32**	Master Amendment to Long-Term Performance Equity Plan executed January 10, 2017	10.4 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.33**	PNMR Director Deferred Stock Rights Program effective December 1, 2017	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.34**	Form of Stock Option Award Agreement for non-qualified stock options granted under performance equity plan in 2010	10.3 to PNMR’s Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.35**	Form of the award agreement for non-qualified stock options granted under performance equity plan in 2007-2009	10.2 to PNMR’s Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.36**	Employee Retention Agreement executed March 4, 2015 between PNMR and Patricia K. Collawn	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015	1-32462 PNMR

10.37**	Acknowledgement Form for officer restricted stock rights and awards granted under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.4.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.38**	2019 Director Compensation Summary	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2018	1-32462 PNMR

10.39**	2017 Director Compensation Summary (2018 annual retainer is the same as the 2017 annual retainer)	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.40**	Acknowledgement Form for stock option awards granted to directors under the Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009, as amended	10.3 to PNMR’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.41**	Acknowledgment Form with attached Terms and Conditions for restricted stock rights awards granted to directors from 2014 - 2017 under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.4.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.42**	Acknowledgement Form with attached Terms and Conditions for restricted stock rights granted to directors on and after 2018 under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.43**	PNMR Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to PNMR’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.44**	First Amendment to PNMR Executive Spending Account Plan effective January 1, 2011	10.7 to PNMR’s Current Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.45**	Second Amendment to PNMR Executive Spending Account executed December 13, 2017	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.46**	Third Amendment to PNMR Executive Spending Account effective February 22, 2018	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.47**	PNMR Executive Savings Plan II (amended and restated effective January 1, 2015)	10.1.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.48**	First Amendment to PNMR Executive Savings Plan II executed April 15, 2016	10.7 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	1-32462 PNMR

10.49**	Summary of PNMR Officer Paid Time Off Program	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.50**	PNMR Annual Executive Physical Exam Program Wraparound Plan Document effective as of January 1, 2014	10.7 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2013	1-32462 PNMR

10.51**	PNMR Non-Union Severance Pay Plan effective August 1, 2007 (amended and restated)	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.52**	First Amendment to the PNMR Non-Union Severance Pay Plan executed November 20, 2008	10.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.53**	Second Amendment (executed March 27, 2012) to PNMR Non-Union Severance Pay Plan	10.8 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.54**	Third Amendment (executed November 11, 2015) to PNMR Non-Union Severance Pay Plan	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.55**	PNMR Officer Retention Plan executed March 28, 2012 as amended and restated effective as of January 1, 2012	10.7 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.56**	PNMR Officer Life Insurance Plan dated April 28, 2004	10.24.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.57**	First Amendment to PNMR Officer Life Insurance Plan dated December 16, 2004	10.27 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2004.	333-32170 PNMR

10.58**	Second Amendment to PNMR Officer Life Insurance Plan executed April 15, 2007	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.59**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.60**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.61**	Fifth Amendment to the PNMR Officer Life Insurance Plan executed December 16, 2011	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.62**	PNMR Officers Long Term Disability Coverage Description for Prudential Policy effective January 1, 2012	10.8 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	333-32170 PNMR

10.63**	Form of Indemnity Agreement for PNMR officers and directors	10.9 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.64	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.65
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.66	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.67	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.68	Coal Supply Agreement dated July 1, 2015 between Westmoreland Coal Company and PNM	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015	1-6986 PNM

10.69	Amendment No. 1 to Coal Supply Agreement dated November 1, 2017 between Westmoreland Coal Company and PNM	10.4 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2017	1-6986 PNM

10.70
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

10.71
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

10.72
New Exit Date Amendment Amending and Restating the Amended and Restated San Juan Project Participation Agreement made as of September 1, 2017 among PNM, Tucson Electric Power Company, The City of Farmington, New Mexico, The Incorporated County of Los Alamos, New Mexico and Utah Associated Municipal Power Systems
		10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017	1-6986 PNM

10.73
Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973
		5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.74	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.75	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.76	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for year ended December 31, 1993	1-6986 PNM

10.77	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1994	1-6986 PNM

10.78	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.79	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.80	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the year ended December 31, 1990	1-6986 PNM

10.81	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2000	1-6986 PNM

10.82	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 13, 2011	10.1 to PNM’s Current Report on Form 8-K filed March 1, 2011	1-6986 PNM

10.83	Amendment No. 16, effective as of April 28, 2014, to the Arizona Nuclear Power Project Participation Agreement	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-6986 PNM

10.84	Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 transaction) together with Amendments No. 1, 2 and 3 thereto (refiled)	10.18 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.85	Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 transaction) together with Amendments No. 1, 2 and 3 thereto (refiled)	10.19 to PNM’s Annual Report on Form 10-K for year ended December 31, 1996	1-6986 PNM

10.86	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)	10.21 to PNM’s Annual Report on Form 10-K for year ended December 31, 1996	1-6986 PNM

10.87
Amendment No. 4 dated as of December 11, 2013 to Facility Lease dated as of December 16, 1985 as heretofore amended, between U.S. Bank National Association (ultimate successor to The First National Bank of Boston), as Owner Trustee, and PNM (Unit 1 transaction)
		10.3 to PNM’s Annual Report on Form 10-K for year ended December 31, 2013	1-6986 PNM

10.88	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)	10.22 to PNM’s Annual Report on Form 10-K for year ended December 31, 1996	1-6986 PNM

10.89
Amendment No. 2 dated as of March 18, 2014, to the Facility Lease dated December 15, 1986, as heretofore amended, between U.S. Bank National Association, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of December 15, 1986, with PV2-PNM December 35 Corporation, Lessor, and PNM, Lessee
		10.1 to PNM’s Current Report on Form 8-K filed March 18, 2014	1-6986 PNM

10.90	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between PNM and Mellon Bank, N.A.	10.68 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.91	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between PNM and Mellon Bank, N.A.	10.68.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1997	1-6986 PNM

10.92	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between PNM and Mellon Bank, N.A.	10.68.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 2003	1-6986 PNM

10.93	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.94	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNMR and TNMP for approval of the TNP acquisition	10.134 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

Subsidiaries
21	Certain subsidiaries of PNMR	21 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2018	1-32462 PNMR

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

PNM RESOURCES, INC.
(Registrant)

Date:	March 1, 2019	By	/s/ P. K. Collawn
P. K. Collawn
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Director	March 1, 2019
P. K. Collawn
Chairman, President, and
Chief Executive Officer

/s/ C. N. Eldred	Principal Financial Officer	March 1, 2019
C. N. Eldred
Executive Vice President and
Chief Financial Officer

/s/ J. D. Tarry	Principal Accounting Officer	March 1, 2019
J. D. Tarry
Vice President, Controller and Treasurer

/s/ V.A. Bailey	Director	March 1, 2019
V.A. Bailey

/s/ N.P. Becker	Director	March 1, 2019
N. P. Becker

/s/ E. R. Conley	Director	March 1, 2019
E. R. Conley

/s/ A. J. Fohrer	Director	March 1, 2019
A. J. Fohrer

/s/ S. M. Gutierrez	Director	March 1, 2019
S. M. Gutierrez

/s/ J.A. Hughes	Director	March 1, 2019
J.A. Hughes

/s/ M. T. Mullarkey	Director	March 1, 2019
M. T. Mullarkey

/s/ D. K. Schwanz	Director	March 1, 2019
D. K. Schwanz

/s/ B. W. Wilkinson	Director	March 1, 2019
B. W. Wilkinson

E - 1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	March 1, 2019	By	/s/ P. K. Collawn
P. K. Collawn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	March 1, 2019
P. K. Collawn
President and
Chief Executive Officer

/s/ C. N. Eldred	Principal Financial Officer and Director	March 1, 2019
C. N. Eldred
Executive Vice President and
Chief Financial Officer

/s/ J. D. Tarry	Principal Accounting Officer	March 1, 2019
J. D. Tarry
Vice President, Controller and Treasurer

/s/ R. N. Darnell	Director	March 1, 2019
R. N. Darnell

/s/ C. M. Olson	Director	March 1, 2019
C. M. Olson

E - 2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date:	March 1, 2019	By	/s/ P. K. Collawn
P. K. Collawn
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	March 1, 2019
P. K. Collawn
Chief Executive Officer

/s/ C. N. Eldred	Principal Financial Officer and Director	March 1, 2019
C. N. Eldred
Executive Vice President and
Chief Financial Officer

/s/ J. D. Tarry	Principal Accounting Officer	March 1, 2019
J. D. Tarry
Vice President, Controller and Treasurer

/s/ R. N. Darnell	Director	March 1, 2019
R. N. Darnell

/s/ C. M. Olson	Director	March 1, 2019
C. M. Olson

/s/ J. N. Walker	Director	March 1, 2019
J. N. Walker

E - 3