Form 10-Q
period 2019-03-31
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2019-05-07
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     NO ✓

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of exchange on which registered
PNM Resources, Inc.	Common Stock, no par value	PNM	New York Stock Exchange

As of May 3, 2019, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of May 3, 2019 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of May 3, 2019 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2014 IRP	PNM’s 2014 IRP
2017 IRP	PNM’s 2017 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ASU	Accounting Standards Update
August 2016 RD	Recommended Decision in PNM’s NM 2015 Rate Case issued by the Hearing Examiner on August 4, 2016
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
BTMU	MUFG Bank Ltd., formerly the Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan	NM Capital’s $125.0 Million Unsecured Term Loan
CAA	Clean Air Act
Casa Mesa Wind	Casa Mesa Wind Energy Center
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
December 2018 Compliance Filing	PNM’s December 31, 2018 filing with the NMPRC regarding SJGS
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIM	California Independent System Operator Western Energy Imbalance Market
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
ESA	Endangered Species Act
ETA	The New Mexico Energy Transition Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IRP	Integrated Resource Plan

IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2017 Term Loan	PNM’s $200.0 Million Unsecured Term Loan
PNM 2019 Term Loan	PNM’s $250.0 Million Unsecured Term Loan

PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan	PNMR’s $150.0 Million Three-Year Unsecured Term Loan that matured on March 9, 2018
PNMR 2016 One-Year Term Loan	PNMR’s $100.0 Million One-Year Unsecured Term Loan that matured on December 14, 2018
PNMR 2016 Two-Year Term Loan	PNMR’s $100.0 Million Two-Year Unsecured Term Loan that matured on December 21, 2018
PNMR 2018 One-Year Term Loan	PNMR’s $150.0 Million One-Year Unsecured Term Loan
PNMR 2018 Two-Year Term Loan	PNMR’s $50.0 Million Two-Year Unsecured Term Loan
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $25.0 million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $90.0 Million Unsecured Term Loan
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan	PNMR’s $150.0 Million One-Year Unsecured Term Loan that matured on December 21, 2016
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RFP	Request For Proposal
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SJGS RA	San Juan Project Restructuring Agreement
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Term Loan	TNMP’s $35.0 Million Unsecured Term Loan
TNMP 2019 Bonds	TNMP’s First Mortgage Bonds issuable under the TNMP 2019 Bond Purchase Agreement

TNMP 2019 Bond Purchase Agreement	TNMP’s Agreement to Issue an Aggregate of $305.0 Million in First Mortgage Bonds in 2019
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WEG	WildEarth Guardians
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	$125.0 Million of funding provided by NM Capital to WSJ
WSJ	Westmoreland San Juan, LLC, formerly an indirect wholly-owned subsidiary of Westmoreland
WSJ LLC	Westmoreland San Juan Mining, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and successor entity to SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$315,698	$303,351
Alternative revenue programs	636	924
Other electric operating revenue	33,311	13,603
Total electric operating revenues	349,645	317,878
Operating Expenses:
Cost of energy	121,626	92,556
Administrative and general	52,336	48,283
Energy production costs	35,072	35,350
Regulatory disallowances and restructuring costs	1,345	—
Depreciation and amortization	65,356	58,722
Transmission and distribution costs	16,678	16,955
Taxes other than income taxes	20,509	19,880
Total operating expenses	312,922	271,746
Operating income	36,723	46,132
Other Income and Deductions:
Interest income	3,619	4,124
Gains on investment securities	14,014	288
Other income	3,415	3,469
Other (deductions)	(3,252)	(1,376)
Net other income and deductions	17,796	6,505
Interest Charges	31,634	33,055
Earnings before Income Taxes	22,885	19,582
Income Taxes	1,223	783
Net Earnings	21,662	18,799
(Earnings) Attributable to Valencia Non-controlling Interest	(2,830)	(3,677)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings Attributable to PNMR	$18,700	$14,990
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.23	$0.19
Diluted	$0.23	$0.19
Dividends Declared per Common Share	$0.290	$0.265

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net Earnings	$21,662	$18,799
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(1,798) and $(283)	5,280	832
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $172 and $668	(504)	(1,961)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(470) and $(480)	1,381	1,411
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $311 and $(472)	(914)	1,386
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(68) and $13	202	(40)
Total Other Comprehensive Income	5,445	1,628
Comprehensive Income	27,107	20,427
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(2,830)	(3,677)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income Attributable to PNMR	$24,145	$16,618

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$21,662	$18,799
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	73,946	67,748
Deferred income tax expense	1,122	767
(Gains) on investment securities	(14,014)	(288)
Stock based compensation expense	3,257	2,894
Regulatory disallowances and restructuring costs	1,345	—
Allowance for equity funds used during construction	(2,049)	(2,487)
Other, net	444	729
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	15,842	18,215
Materials, supplies, and fuel stock	3,826	(2,976)
Other current assets	(1,778)	2,345
Other assets	13,463	(443)
Accounts payable	(7,642)	(26,953)
Accrued interest and taxes	6,443	13,370
Other current liabilities	2,060	(9,397)
Other liabilities	(13,243)	(3,397)
Net cash flows from operating activities	104,684	78,926

Cash Flows From Investing Activities:
Additions to utility plant	(141,986)	(117,691)
Proceeds from sales of investment securities	74,460	626,729
Purchases of investment securities	(77,363)	(628,999)
Principal repayments on Westmoreland Loan	—	5,649
Investments in NMRD	(7,000)	(5,000)
Other, net	(13)	128
Net cash flows from investing activities	(151,902)	(119,184)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(12,100)	(66,700)
Long-term borrowings	475,000	299,652
Repayment of long-term debt	(200,000)	(155,026)
Proceeds from stock option exercise	930	802
Awards of common stock	(8,936)	(10,845)
Dividends paid	(23,232)	(21,240)
Valencia’s transactions with its owner	(4,263)	(4,472)
Debt issuance costs and other, net	(2,215)	(2,104)
Net cash flows from financing activities	225,184	40,067

Change in Cash, Restricted Cash, and Equivalents	177,966	(191)
Cash, Restricted Cash, and Equivalents at Beginning of Period	2,122	3,974
Cash, Restricted Cash, and Equivalents at End of Period	$180,088	$3,783

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$20,518	$15,305
Income taxes paid (refunded), net	$(235)	$(8)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$26,636	$16,003

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$180,088	$2,122
Accounts receivable, net of allowance for uncollectible accounts of $1,151 and $1,406	94,624	92,800
Unbilled revenues	39,011	57,092
Other receivables	13,849	11,369
Materials, supplies, and fuel stock	68,008	71,834
Regulatory assets	—	4,534
Income taxes receivable	7,630	7,965
Other current assets	53,863	54,808
Total current assets	457,073	302,524
Other Property and Investments:
Investment securities	351,563	328,242
Equity investment in NMRD	33,528	26,564
Other investments	299	297
Non-utility property, net	6,229	3,404
Total other property and investments	391,619	358,507
Utility Plant:
Plant in service and held for future use	7,610,093	7,548,581
Less accumulated depreciation and amortization	2,641,320	2,604,177
	4,968,773	4,944,404
Construction work in progress	225,485	194,427
Nuclear fuel, net of accumulated amortization of $48,675 and $42,511	95,713	95,798
Net utility plant	5,289,971	5,234,629
Deferred Charges and Other Assets:
Regulatory assets	588,266	598,930
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	150,426	—
Other deferred charges	95,106	92,664
Total deferred charges and other assets	1,112,095	969,891
	$7,250,758	$6,865,551

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$223,800	$235,900
Current installments of long-term debt	172,302	—
Accounts payable	77,893	112,170
Customer deposits	10,749	10,695
Accrued interest and taxes	71,264	65,156
Regulatory liabilities	19,245	9,446
Operating lease liabilities	26,197	—
Dividends declared	23,231	23,231
Other current liabilities	39,452	55,855
Total current liabilities	664,133	512,453
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,771,939	2,670,111
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	613,989	600,719
Regulatory liabilities	889,342	891,428
Asset retirement obligations	161,685	158,674
Accrued pension liability and postretirement benefit cost	96,374	100,375
Operating lease liabilities	124,937	—
Other deferred credits	169,372	167,668
Total deferred credits and other liabilities	2,055,699	1,918,864
Total liabilities	5,491,771	5,101,428
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders' equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,148,364	1,153,113
Accumulated other comprehensive income (loss), net of income taxes	(103,239)	(108,684)
Retained earnings	639,554	643,953
Total PNMR common stockholders’ equity	1,684,679	1,688,382
Non-controlling interest in Valencia	62,779	64,212
Total equity	1,747,458	1,752,594
	$7,250,758	$6,865,551

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2018	$1,153,113	$(108,684)	$643,953	$1,688,382	$64,212	$1,752,594
Net earnings before subsidiary preferred stock dividends	—	—	18,832	18,832	2,830	21,662
Total other comprehensive income	—	5,445	—	5,445	—	5,445
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(23,099)	(23,099)	—	(23,099)
Proceeds from stock option exercise	930	—	—	930	—	930
Awards of common stock	(8,936)	—	—	(8,936)	—	(8,936)
Stock based compensation expense	3,257	—	—	3,257	—	3,257
Valencia’s transactions with its owner	—	—	—	—	(4,263)	(4,263)
Balance at March 31, 2019	$1,148,364	$(103,239)	$639,554	$1,684,679	$62,779	$1,747,458

Balance at December 31, 2017, as originally reported	$1,157,665	$(95,940)	$633,528	$1,695,253	$66,195	$1,761,448
Cumulative effect adjustment (Note 7)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,157,665	(107,148)	644,736	1,695,253	66,195	1,761,448
Net earnings before subsidiary preferred stock dividends	—	—	15,122	15,122	3,677	18,799
Total other comprehensive income	—	1,628	—	1,628	—	1,628
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(21,108)	(21,108)	—	(21,108)
Proceeds from stock option exercise	802	—	—	802	—	802
Awards of common stock	(10,845)	—	—	(10,845)	—	(10,845)
Stock based compensation expense	2,894	—	—	2,894	—	2,894
Valencia’s transactions with its owner	—	—	—	—	(4,472)	(4,472)
Balance at March 31, 2018	$1,150,516	$(105,520)	$638,618	$1,683,614	$65,400	$1,749,014

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$235,941	$222,564
Alternative revenue programs	66	65
Other electric operating revenue	33,311	13,603
Total electric operating revenues	269,318	236,232
Operating Expenses:
Cost of energy	99,339	70,802
Administrative and general	47,402	43,726
Energy production costs	35,072	35,350
Regulatory disallowances and restructuring costs	1,345	—
Depreciation and amortization	39,224	36,627
Transmission and distribution costs	10,633	9,827
Taxes other than income taxes	12,010	11,608
Total operating expenses	245,025	207,940
Operating income	24,293	28,292
Other Income and Deductions:
Interest income	3,656	2,487
Gains on investment securities	14,014	288
Other income	2,632	2,391
Other (deductions)	(2,288)	(1,462)
Net other income and deductions	18,014	3,704
Interest Charges	18,360	20,830
Earnings before Income Taxes	23,947	11,166
Income Taxes	1,973	(348)
Net Earnings	21,974	11,514
(Earnings) Attributable to Valencia Non-controlling Interest	(2,830)	(3,677)
Net Earnings Attributable to PNM	19,144	7,837
Preferred Stock Dividends Requirements	(132)	(132)
Net Earnings Available for PNM Common Stock	$19,012	$7,705

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net Earnings	$21,974	$11,514
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(1,798) and $(283)	5,280	832
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $172 and $668	(504)	(1,961)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(470) and $(480)	1,381	1,411
Total Other Comprehensive Income	6,157	282
Comprehensive Income	28,131	11,796
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(2,830)	(3,677)
Comprehensive Income Attributable to PNM	$25,301	$8,119

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$21,974	$11,514
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	47,218	45,165
Deferred income tax expense	2,063	(253)
(Gains) on investment securities	(14,014)	(288)
Regulatory disallowances and restructuring costs	1,345	—
Allowance for equity funds used during construction	(1,807)	(2,031)
Other, net	432	729
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	15,212	15,100
Materials, supplies, and fuel stock	3,671	(2,247)
Other current assets	(4,098)	(248)
Other assets	10,399	3,999
Accounts payable	(8,257)	(18,014)
Accrued interest and taxes	14,764	17,984
Other current liabilities	32,683	(13,868)
Other liabilities	(13,524)	(4,381)
Net cash flows from operating activities	108,061	53,161

Cash Flows From Investing Activities:
Additions to utility plant	(75,876)	(61,720)
Proceeds from sales of investment securities	74,460	626,729
Purchases of investment securities	(77,363)	(628,999)
Other, net	(48)	128
Net cash flows from investing activities	(78,827)	(63,862)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(42,400)	(39,800)
Short-term borrowings (repayments) – affiliate, net	(19,800)	54,600
Long-term borrowings	250,000	—
Repayment of long-term debt	(200,000)	—
Dividends paid	(132)	(132)
Valencia’s transactions with its owner	(4,263)	(4,472)
Debt issuance costs and other, net	(635)	(584)
Net cash flows from financing activities	(17,230)	9,612

Change in Cash, Restricted Cash, and Equivalents	12,004	(1,089)
Cash, Restricted Cash, and Equivalents at Beginning of Period	85	1,108
Cash, Restricted Cash, and Equivalents at End of Period	$12,089	$19

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$9,070	$9,560
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$11,407	$2,682

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$12,089	$85
Accounts receivable, net of allowance for uncollectible accounts of $1,151 and $1,406	68,724	68,603
Unbilled revenues	31,366	47,113
Other receivables	14,370	10,650
Affiliate receivables	8,854	15,871
Materials, supplies, and fuel stock	63,426	67,097
Regulatory assets	—	4,534
Income taxes receivable	12,940	12,850
Other current assets	43,650	43,516
Total current assets	255,419	270,319
Other Property and Investments:
Investment securities	351,563	328,242
Other investments	93	91
Non-utility property, net	1,693	96
Total other property and investments	353,349	328,429
Utility Plant:
Plant in service and held for future use	5,664,174	5,623,520
Less accumulated depreciation and amortization	2,033,511	2,006,266
	3,630,663	3,617,254
Construction work in progress	143,673	134,221
Nuclear fuel, net of accumulated amortization of $48,675 and $42,511	95,713	95,798
Net utility plant	3,870,049	3,847,273
Deferred Charges and Other Assets:
Regulatory assets	454,987	460,903
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	137,756	—
Other deferred charges	78,847	77,327
Total deferred charges and other assets	723,222	589,862
	$5,202,039	$5,035,883

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$42,400
Short-term debt - affiliate	—	19,800
Accounts payable	55,449	75,114
Affiliate payables	12,627	164
Customer deposits	10,749	10,695
Accrued interest and taxes	50,621	35,767
Regulatory liabilities	16,895	5,975
Operating lease liabilities	22,762	—
Dividends declared	132	132
Other current liabilities	26,432	32,976
Total current liabilities	195,667	223,023
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,706,873	1,656,490
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	513,783	502,767
Regulatory liabilities	708,295	713,971
Asset retirement obligations	160,807	157,814
Accrued pension liability and postretirement benefit cost	89,338	92,981
Operating lease liabilities	115,436	—
Other deferred credits	215,004	215,737
Total deferred credits and liabilities	1,802,663	1,683,270
Total liabilities	3,705,203	3,562,783
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(104,265)	(110,422)
Retained earnings	261,875	242,863
Total PNM common stockholder’s equity	1,422,528	1,397,359
Non-controlling interest in Valencia	62,779	64,212
Total equity	1,485,307	1,461,571
	$5,202,039	$5,035,883

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2018	$1,264,918	$(110,422)	$242,863	$1,397,359	$64,212	$1,461,571
Net earnings	—	—	19,144	19,144	2,830	21,974
Total other comprehensive income	—	6,157	—	6,157	—	6,157
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,263)	(4,263)
Balance at March 31, 2019	$1,264,918	$(104,265)	$261,875	$1,422,528	$62,779	$1,485,307

Balance at December 31, 2017, as originally reported	$1,264,918	$(97,093)	$254,349	$1,422,174	$66,195	$1,488,369
Cumulative effect adjustment (Note 7)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,264,918	(108,301)	265,557	1,422,174	66,195	1,488,369
Net earnings	—	—	7,837	7,837	3,677	11,514
Total other comprehensive income	—	282	—	282	—	282
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,472)	(4,472)
Balance at March 31, 2018	$1,264,918	$(108,019)	$273,262	$1,430,161	$65,400	$1,495,561

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$79,757	$80,787
Alternative revenue programs	570	859
Total Electric Operating Revenues	80,327	81,646
Operating Expenses:
Cost of energy	22,287	21,754
Administrative and general	11,558	10,709
Depreciation and amortization	20,214	16,387
Transmission and distribution costs	6,045	7,128
Taxes other than income taxes	7,638	7,136
Total operating expenses	67,742	63,114
Operating income	12,585	18,532
Other Income and Deductions:
Interest income	31	—
Other income	717	754
Other (deductions)	(163)	331
Net other income and deductions	585	1,085
Interest Charges	8,800	7,729
Earnings before Income Taxes	4,370	11,888
Income Taxes	272	2,475
Net Earnings	$4,098	$9,413

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$4,098	$9,413
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	20,514	16,836
Deferred income tax expense (benefit)	(4,343)	(953)
Allowance for equity funds used during construction and other, net	(231)	(456)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	630	3,115
Materials and supplies	155	(729)
Other current assets	581	331
Other assets	2,712	(3,055)
Accounts payable	1,075	(4,400)
Accrued interest and taxes	(990)	(1,952)
Other current liabilities	3,190	5,874
Other liabilities	(1,536)	1,456
Net cash flows from operating activities	25,855	25,480
Cash Flows From Investing Activities:
Additions to utility plant	(58,624)	(49,956)
Net cash flows from investing activities	(58,624)	(49,956)
Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(17,500)	21,200
Short-term borrowings (repayments) – affiliate, net	(100)	2,600
Long-term borrowings	225,000	—
Dividends paid	(10,713)	(1,024)
Debt issuance costs and other, net	(1,561)	—
Net cash flows from financing activities	195,126	22,776

Change in Cash and Cash Equivalents	162,357	(1,700)
Cash and Cash Equivalents at Beginning of Period	—	1700
Cash and Cash Equivalents at End of Period	$162,357	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$3,829	$1,830
Income taxes paid (refunded), net	$(235)	$(8)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$10,646	$9,868

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$162,357	$—
Accounts receivable	25,900	24,196
Unbilled revenues	7,645	9,979
Other receivables	881	1,721
Affiliate receivables	—	164
Materials and supplies	4,582	4,737
Other current assets	1,373	1,114
Total current assets	202,738	41,911
Other Property and Investments:
Other investments	206	206
Non-utility property, net	3,468	2,240
Total other property and investments	3,674	2,446
Utility Plant:
Plant in service and plant held for future use	1,702,427	1,686,119
Less accumulated depreciation and amortization	491,776	487,734
	1,210,651	1,198,385
Construction work in progress	75,332	51,459
Net utility plant	1,285,983	1,249,844
Deferred Charges and Other Assets:
Regulatory assets	133,279	138,027
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	12,160	—
Other deferred charges	7,281	6,284
Total deferred charges and other assets	379,385	370,976
	$1,871,780	$1,665,177

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$17,500
Short-term debt – affiliate	—	100
Current installments of long-term debt	172,302	—
Accounts payable	14,234	23,804
Affiliate payables	4,771	1,210
Accrued interest and taxes	40,892	41,882
Regulatory liabilities	2,350	3,471
Operating lease liabilities	3,023	—
Other current liabilities	3,556	2,861
Total current liabilities	241,128	90,828
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	626,639	575,398
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	134,757	136,238
Regulatory liabilities	181,047	177,458
Asset retirement obligations	878	860
Accrued pension liability and postretirement benefit cost	7,036	7,394
Operating lease liabilities	9,088	—
Other deferred credits	3,729	2,908
Total deferred credits and other liabilities	336,535	324,858
Total liabilities	1,204,302	991,084
Commitments and Contingencies (Note 11)
Common Stockholder's Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	534,166	534,166
Retained earnings	133,248	139,863
Total common stockholder’s equity	667,478	674,093
	$1,871,780	$1,665,177

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2018	$64	$534,166	$139,863	$674,093
Net earnings	—	—	4,098	4,098
Dividends declared on common stock	—	—	(10,713)	(10,713)
Balance at March 31, 2019	$64	$534,166	$133,248	$667,478

Balance at December 31, 2017	$64	$504,166	$130,175	$634,405
Net earnings	—	—	9,413	9,413
Dividends declared on common stock	—	—	(1,024)	(1,024)
Balance at March 31, 2018	$64	$504,166	$138,564	$642,794

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2019 and December 31, 2018, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2019 and 2018. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2018 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2019 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual audited Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2018 Annual Reports on Form 10-K.

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

TNMP declared and paid cash dividends on common stock to PNMR of $10.7 million and $1.0 million in the three months ended March 31, 2019 and 2018.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment in NM Renewable Development, LLC

As discussed in Note 1 of the 2018 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. NMRD’s current renewable energy capacity in operation is 33.9 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the three months ended March 31, 2019 and 2018, PNMR Development made cash contributions of $7.0 million and $5.0 million to NMRD to be used primarily for its construction activities. For the three months ended March 31, 2019 and 2018, NMRD had revenues of $0.7 million and $0.4 million and net earnings (losses) of $(0.1) million and $0.1 million. At March 31, 2019 and December 31, 2018, NMRD had $8.0 million and $2.6 million of current assets, $65.2 million and $50.8 million of property, plant, and equipment and other assets, $6.1 million and $0.2 million of current liabilities, and $67.1 million and $53.2 million of owners’ equity.

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

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which changes the way entities recognize impairment of many financial assets, including accounts receivable and investments in certain debt securities, by requiring immediate recognition of estimated credit losses expected to occur over the remaining lives of the assets. In November 2018, the FASB clarified that receivables arising from operating leases are not within the scope of Topic 326 for assets measured at amortized costs. Instead, impairments of receivables arising from operating leases should be accounted for in accordance with Topic 842. The Company anticipates adopting ASU 2016-13 as of January 1, 2020, its required effective date. The Company is in the process of analyzing the impacts of this new standard, but does not anticipate it will have a significant impact on its financial statements.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Update 2018-13 – Fair Value Measurements (Topic 820) Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13 to improve fair value disclosures. ASU 2018-13 eliminates certain disclosure requirements related to transfers between Levels 1 and 2 of the fair value hierarchy and the requirement to disclose the valuation process for Level 3 fair value measurements. ASU 2018-13 also amends certain disclosure requirements for investments measured at net asset value and requires new disclosures for Level 3 investments, including a new requirement to disclose changes in unrealized gains or losses recorded in OCI related to Level 3 fair value measurements. ASU 2018-13 is effective for the Company beginning on January 1, 2020, and permits entities to adopt all or certain elements of the new guidance prior to its effective date. ASU 2018-13 requires retrospective application, except for the new disclosures related to Level 3 investments which are to be applied prospectively. As discussed in Note 9 of the Notes to the Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K and in Note 7, PNM and TNMP have investment securities in trusts for decommissioning, reclamation, pension benefits, and other postretirement benefits, which are measured at fair value. Certain investments in these trusts are measured at net asset value per share. These trusts also hold Level 3 investments. The Company is evaluating the requirements of ASU 2018-13, but does not anticipate it will have a significant impact on the Company’s fair value disclosures.

Accounting Standards Update 2018-14 – Compensation - Retirement Benefits - Defined Benefit Plans (Topic 715) Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14 to improve benefit plan sponsors’ disclosures for defined benefit pension and other post-employment benefit plans. ASU 2018-14 removes the requirement to disclose the amounts in other comprehensive income expected to be recognized as benefit cost over the next fiscal year and the requirement to disclose the impact of a one-percentage-point change in the assumed health care cost trend rate; clarifies the disclosure requirements for plans with assets that are less than their projected benefit, or accumulated benefit obligation; and requires significant gains and losses affecting benefit obligations during the period be disclosed. ASU 2018-14 is effective for the Company on December 31, 2020, although early adoption is permitted, and requires retrospective application. As discussed in Note 11 of the Notes to the Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K and in Note 10, PNM and TNMP maintain qualified defined benefit, other postretirement benefit plans providing medical and dental benefits, and executive retirement programs. The Company is evaluating the requirements of ASU 2018-14 but does not anticipate these changes will have a significant impact on the Company’s defined benefit and other postretirement benefit plan disclosures.

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

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended March 31, 2019
Electric operating revenues	$269,318	$80,327	$—	$349,645
Cost of energy	99,339	22,287	—	121,626
Utility margin	169,979	58,040	—	228,019
Other operating expenses	106,462	25,241	(5,763)	125,940
Depreciation and amortization	39,224	20,214	5,918	65,356
Operating income (loss)	24,293	12,585	(155)	36,723
Interest income	3,656	31	(68)	3,619
Other income (deductions)	14,358	554	(735)	14,177
Interest charges	(18,360)	(8,800)	(4,474)	(31,634)
Segment earnings (loss) before income taxes	23,947	4,370	(5,432)	22,885
Income taxes (benefit)	1,973	272	(1,022)	1,223
Segment earnings (loss)	21,974	4,098	(4,410)	21,662
Valencia non-controlling interest	(2,830)	—	—	(2,830)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$19,012	$4,098	$(4,410)	$18,700

At March 31, 2019:
Total Assets	$5,202,039	$1,871,780	$176,939	$7,250,758
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized			Fair Value
	Gains on			Adjustment
	Available-for-	Pension		for Cash
	Sale	Liability		Flow
	Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2018	$1,939	$(112,361)	$(110,422)	$1,738	$(108,684)
Amounts reclassified from AOCI (pre-tax)	(676)	1,851	1,175	270	1,445
Income tax impact of amounts reclassified	172	(470)	(298)	(68)	(366)
Other OCI changes (pre-tax)	7,078	—	7,078	(1,225)	5,853
Income tax impact of other OCI changes	(1,798)	—	(1,798)	311	(1,487)
Net after-tax change	4,776	1,381	6,157	(712)	5,445
Balance at March 31, 2019	$6,715	$(110,980)	$(104,265)	$1,026	$(103,239)

Balance at December 31, 2017, as originally reported	$13,169	$(110,262)	$(97,093)	$1,153	$(95,940)
Cumulative effect adjustment (Note 7)	(11,208)	—	(11,208)	—	(11,208)
Balance at January 1, 2018, as adjusted	1,961	(110,262)	(108,301)	1,153	(107,148)
Amounts reclassified from AOCI (pre-tax)	(2,629)	1,891	(738)	(53)	(791)
Income tax impact of amounts reclassified	668	(480)	188	13	201
Other OCI changes (pre-tax)	1,115	—	1,115	1,858	2,973
Income tax impact of other OCI changes	(283)	—	(283)	(472)	(755)
Net after-tax change	(1,129)	1,411	282	1,346	1,628
Balance at March 31, 2018	$832	$(108,851)	$(108,019)	$2,499	$(105,520)

The Condensed Consolidated Statements of Earnings include pre-tax amounts reclassified from AOCI related to Unrealized Gains on Available-for-Sale Securities in gains on investment securities, related to Pension Liability Adjustment in other (deductions), and related to Fair Value Adjustment for Cash Flow Hedges in interest charges. The income tax impacts of all amounts reclassified from AOCI are included in income taxes in the Condensed Consolidated Statements of Earnings.

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$18,700	$14,990
Average Number of Common Shares:
Outstanding during period	79,654	79,654
Vested awards of restricted stock	239	205
Average Shares – Basic	79,893	79,859
Dilutive Effect of Common Stock Equivalents:
Stock options and restricted stock	78	154
Average Shares – Diluted	79,971	80,013
Net Earnings Per Share of Common Stock:
Basic	$0.23	$0.19
Diluted	$0.23	$0.19

(5)	Electric Operating Revenues

PNMR is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.

Additional information concerning electric operating revenue is contained in Note 4 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects alternative revenue program revenues (“ARP”) and other revenues.

	PNM	TNMP	PNMR Consolidated
Three Months Ended March 31, 2019	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$107,302	$30,432	$137,734
Commercial	85,233	27,429	112,662
Industrial	14,747	5,616	20,363
Public authority	4,711	1,374	6,085
Economy energy service	6,922	—	6,922
Transmission	13,385	14,003	27,388
Miscellaneous	3,641	903	4,544
Total revenues from contracts with customers	235,941	79,757	315,698
Alternative revenue programs	66	570	636
Other electric operating revenues	33,311	—	33,311
Total Electric Operating Revenues	$269,318	$80,327	$349,645

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	PNMR Consolidated
Three Months Ended March 31, 2018	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$97,169	$29,266	$126,435
Commercial	82,849	27,152	110,001
Industrial	13,459	4,305	17,764
Public authority	4,635	1,416	6,051
Economy energy service	7,288	—	7,288
Transmission	12,482	16,508	28,990
Miscellaneous	4,682	2,140	6,822
Total revenues from contracts with customers	222,564	80,787	303,351
Alternative revenue programs	65	859	924
Other electric operating revenues	13,603	—	13,603
Total Electric Operating Revenues	$236,232	$81,646	$317,878

Contract balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed to the customer or end-user, including amounts under ARP programs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for uncollectible accounts, includes $65.2 million at March 31, 2019 and $61.7 million at December 31, 2018 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company has no contract assets as of March 31, 2019 or December 31, 2018. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its Open Access Transmission Tariff, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period the capacity rights have been reserved, which is generally over one year. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

Changes during the period in the balances of contract liabilities, which are included in other current liabilities on the Condensed Consolidated Balance Sheets, are as follows:

	PNM	TNMP	PNMR Consolidated
	(In thousands)
Balance at December 31, 2018	$349	$—	$349
Consideration received in advance of service to be provided	3,981	1,389	5,370
Deferred revenue earned	(1,349)	(371)	(1,720)
Balance at March 31, 2019	$2,981	$1,018	$3,999

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Variable Interest Entities

GAAP determines how an enterprise evaluates and accounts for its involvement with variable interest entities, focusing primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity (“VIE”). GAAP also requires continual reassessment of the primary beneficiary of a VIE. Additional information concerning PNM’s VIEs is contained in Note 10 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three months ended March 31, 2019 and 2018, PNM paid $4.9 million and $4.9 million for fixed charges and less than $0.1 million and $0.3 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Operating revenues	$4,952	$4,768
Operating expenses	(2,122)	(1,091)
Earnings attributable to non-controlling interest	$2,830	$3,677

	Financial Position
	March 31,	December 31,
	2019	2018
	(In thousands)
Current assets	$2,918	$2,684
Net property, plant, and equipment	60,712	62,066
Total assets	63,630	64,750
Current liabilities	851	538
Owners’ equity – non-controlling interest	$62,779	$64,212

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 11, PNM purchases coal for SJGS under a coal supply agreement (“SJGS CSA”). That section includes information on the acquisition of SJCC by WSJ, a subsidiary of Westmoreland Coal Company (“Westmoreland”), on January 31, 2016, as well as the $125.0 million loan (the “Westmoreland Loan”) from NM Capital, a subsidiary of PNMR, to WSJ, which loan provided substantially all of the funds required for the purchase of SJCC. On May 22, 2018, the full principal outstanding under the Westmoreland Loan of $50.1 million was repaid. NM Capital used a portion of the proceeds to repay all remaining amounts owed under the BTMU Term Loan. These payments effectively terminated the loan agreements and PNMR’s guarantee of NM Capital’s obligations under the BTMU Term Loan. Prior to its repayment, the Westmoreland Loan resulted in PNMR being considered to have a variable interest in WSJ, including its subsidiary, SJCC, since PNMR and NM Capital were subject to possible loss in the event of default of WSJ.

On October 9, 2018, Westmoreland filed a Current Report on Form 8-K with the SEC announcing it had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 15, 2019, Westmoreland emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, the assets of SJCC were sold to Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC. The March 15, 2019 announcement indicated that mining operations will continue in the normal course of business. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of WSJ including obligations to PNM under the SJGS CSA and to PNMR for the letters of credit support agreement. See (Note 11).

PNMR issued $30.3 million in letters of credit to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. As discussed above, WSJ LLC assumed the rights and obligations of SJCC, including obligations to PNMR for the letters of credit. The letters of credit support results in PNMR being considered to have a variable interest in WSJ LLC since PNMR is subject to possible loss in the event performance by PNMR is required under the letters of credit support. PNMR considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that WSJ LLC performs the required reclamation of the mine site in accordance with applicable regulations and all reclamation costs are reimbursable under the SJGS CSA. Also, much of the mine reclamation activities will not be performed until after the expiration of the SJGS CSA. In addition, each of the SJGS participants has established and funds a trust to meet its future reclamation obligations.

WSJ LLC is considered to be a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA, which was assumed by WSJ LLC pursuant to the March 15, 2019 purchase of the assets owned by SJCC by WSJ LLC, is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letter of credit support constitute PNMR’s maximum exposure to loss from the VIE at March 31, 2019.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Fair Value of Derivative and Other Financial Instruments

Additional information concerning energy related derivative contracts and other financial instruments is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.

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

Beginning January 1, 2018, PNM is exposed to market risk for its 65 MW interest in SJGS Unit 4, which is held as merchant plant as ordered by the NMPRC. PNM has entered into agreements to sell power from 36 MW of that capacity to a third party at a fixed price for the period January 1, 2018 through June 30, 2022, subject to certain conditions. Under these agreements, PNM is obligated to deliver 36 MW of power only when SJGS Unit 4 is operating.  These agreements are not considered derivatives because there is no notional amount due to the unit-contingent nature of the transactions.

PNM and Tri-State have a hazard sharing agreement, which expires on May 31, 2022. Under this agreement, each party sells the other party 100 MW of capacity and energy from a designated generation resource on a unit contingent basis, subject to certain performance guarantees.  Both the purchases and sales are made at the same market index price.  This agreement serves to reduce the magnitude of each party’s single largest generating hazard and assists in enhancing the reliability and efficiency of their respective operations. PNM passes the sales and purchases through to customers under PNM’s FPPAC.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the three months ended March 31, 2019 and the year ended December 31, 2018, PNM was not hedging its exposure to the variability in future cash flows

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are summarized as follows:

	Economic Hedges
	March 31, 2019	December 31, 2018
	(In thousands)
Current assets	$1,086	$1,083
Deferred charges	2,265	2,511
	3,351	3,594
Current liabilities	(1,150)	(1,177)
Long-term liabilities	(2,265)	(2,511)
	(3,415)	(3,688)
Net	$(64)	$(94)
Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the above table are equal amounts of assets and liabilities aggregating $3.3 million at March 31, 2019 and $3.6 million at December 31, 2018 resulting from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery. Other amounts that could be offset under master netting agreements were immaterial.

At March 31, 2019 and December 31, 2018, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at March 31, 2019 and December 31, 2018, amounts posted as cash collateral under margin arrangements were $1.0 million and $1.0 million. At March 31, 2019 and December 31, 2018, obligations to return cash collateral were $0.9 million and $1.0 million. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. There were insignificant amounts hedged under this plan as of March 31, 2019 and no amounts were hedged under this plan as of December 31, 2018.

The following table presents the effect of mark-to-market commodity derivative instruments on PNM’s earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Electric operating revenues	$28	$(10)
Cost of energy	(28)	12
Total gain	$—	$2

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
March 31, 2019	100,000	(400)
December 31, 2018	100,000	—
PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At March 31, 2019 and December 31, 2018, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners (Note 11). At March 31, 2019 and December 31, 2018, the fair value of investment securities included $308.0 million and $287.1 million for the NDT and $43.6 million and $41.1 million for the mine reclamation trusts.

As discussed in Note 9 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, on January 1, 2018 the Company adopted Accounting Standards Update 2016-01 – Financial Instruments (Subtopic 825-10). Accordingly, on January 1, 2018 PNM recorded an after-tax cumulative effect adjustment of $11.2 million to reclassify unrealized holding gains on equity securities held in the NDT and coal mine reclamation trusts from AOCI to retained earnings on the Condensed Consolidated Balance Sheets. After January 1, 2018, all gains and losses resulting from sales and changes in the fair value of equity securities are recognized in earnings. Under ASU 2016-01, the accounting for available-for-sale debt securities remains essentially unchanged.

Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Equity securities:
Net gains from equity securities sold	$1,387	$2,828
Net gains from equity securities still held	9,602	136
Total net gains on equity securities	10,989	2,964
Available-for-sale debt securities:
Net gains (losses) on debt securities	3,025	(2,676)
Net gains on investment securities	$14,014	$288

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $3.4 million and $(1.2) million for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Proceeds from sales	$74,460	$626,729
Gross realized gains	$4,189	$6,021
Gross realized (losses)	$(3,170)	$(4,677)

The Company has no available-for-sale debt securities for which carrying value exceeds fair value. There are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings.
At March 31, 2019, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$13,996
After 1 year through 5 years	68,108
After 5 years through 10 years	68,904
After 10 years through 15 years	9,485
After 15 years through 20 years	12,174
After 20 years	45,695
$218,362

Fair Value Disclosures

The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the three months ended March 31, 2019 or the year ended December 31, 2018.

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. Level 3 investments are comprised of corporate term loans. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The significant unobservable inputs include the trading multiples of public companies that are considered comparable to the company being valued, company specific issues, estimates of liquidation value, current operating performance and future expectations of performance, changes in market outlook and the financing environment, capitalization rates, discount rates, and cash flows. Management of the Company independently verifies the information provided by pricing services.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains
	(In thousands)
March 31, 2019
Cash and cash equivalents	$10,339	$10,339	$—	$—
Equity securities:
Corporate stocks, common	36,025	36,025	—	—
Corporate stocks, preferred	8,138	1,854	6,284	—
Mutual funds and other	78,699	78,688	11	—
Available-for-sale debt securities:
U.S. Government	36,153	25,074	11,079	—	$1,489
International Government	11,577	46	11,531	—	345
Municipals	49,160	—	49,160	—	1,337
Corporate and other	121,472	842	118,543	2,087	5,831
	$351,563	$152,868	$196,608	$2,087	$9,002

Commodity derivative assets	$3,351	$—	$3,351	$—
Commodity derivative liabilities	(3,415)	—	(3,415)	—
Net	$(64)	$—	$(64)	$—
December 31, 2018
Cash and cash equivalents	$11,472	$11,472	$—	$—
Equity securities:
Corporate stocks, common	32,997	32,997	—	—
Corporate stocks, preferred	7,258	1,654	5,604	—
Mutual funds and other	70,777	70,777	—	—
Available-for-sale debt securities:
U.S. Government	29,503	18,662	10,841	—	$1,098
International Government	8,435	—	8,435	—	90
Municipals	53,642	—	53,642	—	489
Corporate and other	114,158	588	111,414	2,156	923
	$328,242	$136,150	$189,936	$2,156	$2,600
Commodity derivative assets	$3,594	$—	$3,594	$—
Commodity derivative liabilities	(3,688)	—	(3,688)	—
Net	$(94)	$—	$(94)	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the changes in Level 3 fair value measurements is as follows:

Corporate Debt
(In thousands)
Balance at December 31, 2018	$2,156
Actual return on assets sold during the period	(49)
Actual return on assets still held at period end	54
Purchases	414
Sales	(488)
Balance at March 31, 2019	$2,087

Balance at December 31, 2017	$—
Actual return on assets sold during the period	(3)
Actual return on assets still held at period end	(11)
Purchases	2,724
Sales	(359)
Balance at March 31, 2018	$2,351

The carrying amounts and fair values of other investments and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2019	(In thousands)
PNMR
Long-term debt	$2,944,241	$3,023,159	$—	$3,023,159	$—
Other investments	$299	$299	$299	$—	$—
PNM
Long-term debt	$1,706,873	$1,744,864	$—	$1,744,864	$—
Other investments	$93	$93	$93	$—	$—
TNMP
Long-term debt	$798,941	$838,705	$—	$838,705	$—
Other investments	$206	$206	$206	$—	$—

December 31, 2018
PNMR
Long-term debt	$2,670,111	$2,703,810	$—	$2,703,810	$—
Other investments	$297	$297	$297	$—	$—
PNM
Long-term debt	$1,656,490	$1,668,736	$—	$1,668,736	$—
Other investments	$91	$91	$91	$—	$—
TNMP
Long-term debt	$575,398	$597,236	$—	$597,236	$—
Other investments	$206	$206	$206	$—	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)	Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. The Company has not awarded stock options since 2010. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.

Restricted stock under the PEP refers to awards of stock subject to vesting, performance, or market conditions rather than to shares with contractual post-vesting restrictions. Generally, awards to employees vest ratably over three years from the grant date of the award. However, awards with performance or market conditions vest upon satisfaction of those conditions. In addition, plan provisions provide that upon retirement, participants become 100% vested in certain stock awards. Awards of restricted stock to non-employee members of the Board are expensed over a one-year vesting period.

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized to compensation expense over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At March 31, 2019, PNMR had unrecognized expense related to stock awards of $6.5 million, which is expected to be recognized over an average of 1.74 years.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options, and a tax deduction for the value of restricted stock at the vesting date. GAAP requires that all excess tax benefits and deficiencies be recorded to tax expense and classified as operating cash flows when used to reduce income taxes payable.

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

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Three Months Ended March 31,
Restricted Shares and Performance Based Shares	2019	2018
Expected quarterly dividends per share	$0.2900	$0.2650
Risk-free interest rate	2.50%	2.39%

Market-Based Shares
Dividend yield	2.59%	2.96%
Expected volatility	19.55%	19.12%
Risk-free interest rate	2.51%	2.36%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the three months ended March 31, 2019:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2018	166,651	$32.93	81,000	$11.94
Granted	114,611	$36.48	—	$—
Exercised	(118,427)	$30.97	(78,000)	$11.92
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—
Outstanding at March 31, 2019	162,835	$36.86	3,000	$12.38

PNMR’s stock-based compensation program provides for performance and market targets through 2021. In February 2019, the Board approved amendments to exclude certain impacts of the Tax Act on performance metrics for the performance periods ending in 2018 and 2019. These amendments did not impact the Company’s calculation of grant date fair values under the plans, but did increase actual achievement levels for the performance period ending in 2018 from below “threshold” levels to below “target” levels and anticipated achievement levels for the performance period ending in 2019 from below “target” levels to the “maximum” level. Included as granted and exercised in the table above are 47,279 previously awarded shares that were earned for the 2016 through 2018 performance measurement period and ratified by the Board in February 2019 (based upon achieving market targets at below “threshold” levels, weighted at 40%, and performance targets at above “target” levels, together weighted at 60%). Excluded from the table above are maximums of 130,302, 146,941, and 135,678 shares for the three-year performance periods ending in 2019, 2020, and 2021 that would be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

In March 2015, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive 53,859 shares of PNMR’s common stock if PNMR meets certain performance targets at the end of 2019 and she remains an employee of the Company. Under the agreement, she was to receive 17,953 of the total shares if PNMR achieved specific performance targets at the end of 2017. The specified performance target was achieved at the end of 2017 and the Board ratified her receiving 17,953 shares in February 2018. The retention award was made under the PEP and was approved by the Board on February 26, 2015. The above table does not include the restricted stock shares that remain unvested under this retention award agreement.
At March 31, 2019, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $0.1 million with a weighted-average remaining contract life of 1.0 years. At March 31, 2019, no outstanding stock options had an exercise price greater than the closing price of PNMR common stock on that date.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Three Months Ended March 31,
Restricted Stock	2019	2018
Weighted-average grant date fair value	$36.48	$29.03
Total fair value of restricted shares that vested (in thousands)	$5,314	$7,162

Stock Options
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$—
Total intrinsic value of options exercised (in thousands)	$2,582	$2,711

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)	Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities and term loans contain a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR and PNMR Development agreements, this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements, this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities and term loans generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.

Financing Activities

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC was required to post in connection with permits relating to the operation of the San Juan mine. On March 15, 2019, WSJ LLC acquired the assets of SJCC following the bankruptcy of Westmoreland. WSJ LLC assumed the obligations to PNMR under the letters of credit support (Note 11).

On April 9, 2018, PNMR Development deposited $68.2 million with PNM related to potential transmission network interconnections, which was classified as a cash inflow from financing activities on PNM’s Condensed Consolidated Statements of Cash Flows in the second quarter of 2018. PNM used the deposit to repay intercompany borrowings. PNM is required to pay interest to PNMR Development to the extent work under the interconnections has not been performed. During the three months ended March 31, 2019, PNM recognized $0.9 million of interest expense under the agreement. At March 31, 2019, PNM’s remaining obligation under the interconnection agreement with PNMR Development of $68.2 million, excluding unpaid interest, is reflected in other deferred credits on PNM’s Condensed Consolidated Balance Sheets. As required by GAAP, all intercompany transactions related to this deposit have been eliminated on PNMR’s Condensed Consolidated Financial Statements.

On January 18, 2019, PNM entered into a $250.0 million term loan agreement (the “PNM 2019 Term Loan”) among PNM, the lenders identified therein, and U.S. Bank N.A., as administrative agent. PNM used the proceeds of the PNM 2019 Term Loan to repay the PNM 2017 Term Loan, to reduce short-term borrowings under the PNM Revolving Credit Facility, and for general corporate purposes. The PNM 2019 Term Loan bears interest at a variable rate and must be repaid on or before July 17, 2020.

On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement with institutional investors for the sale of $305.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the “TNMP 2019 Bonds”) offered in private placement transactions. TNMP issued $225.0 million of TNMP 2019 Bonds on March 29, 2019 and used the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019, as well as to repay borrowings under the TNMP Revolving Credit Facility and for other general corporate purposes. TNMP will issue the remaining $80.0 million of TNMP 2019 Bonds on or before July 1, 2019 and will use the proceeds from that issuance to repay borrowings under the TNMP Revolving Credit Facility and for other general corporate purposes. The issuance of the remaining TNMP 2019 Bonds is subject to the satisfaction of customary conditions, and the TNMP 2019 Bonds are subject to continuing compliance with the representations, warranties and covenants of the TNMP 2019 Bond Purchase Agreement. The terms of the TNMP 2019 Bond Purchase Agreement include customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP will have the right to redeem any or all of the TNMP 2019 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium. In accordance with GAAP, borrowings under the $172.3 million 9.50% TNMP first mortgage bonds are reflected as being long-term in the Condensed Consolidated Balance Sheets at December 31, 2018 since TNMP demonstrated its intent and ability to re-finance the agreement on a long-term basis. These bonds are reflected in current maturities of long-term debt on the Condensed Consolidated Balance Sheets at March 31, 2019 since the proceeds from the issuance of $225.0 million of TNMP 2019 Bonds, net of amounts used to repay short-term debt, are reflected in cash and cash equivalents.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information concerning the funding dates, maturities and interest rates on the TNMP 2019 Bonds issued in March 2019 and to be issued on or before July 1, 2019 is as follows:

Funding Date	Maturity Date	Principal Amount	Interest Rate
		(In millions)
March 29, 2019	March 29, 2034	$75.0	3.79%
March 29, 2019	March 29, 2039	75.0	3.92%
March 29, 2019	March 29, 2044	75.0	4.06%
		225.0
July 1, 2019	July 1, 2029	80.0	3.60%
		$305.0

At March 31, 2019, variable interest rates were 3.29% on the $50.0 million PNMR 2018 Two-Year Term Loan, which matures in December 2020, 3.13% on the $250.0 million PNM 2019 Term Loan, which matures in July 2020, 3.20% on the $35.0 million TNMP 2018 Term Loan, which matures in July 2020, and 3.30% on the $90.0 million PNMR Development Term Loan, which matures in November 2020.

Short-term Debt and Liquidity

The PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. Both facilities currently expire on October 22, 2023 but contain options to be extended through October 2024, subject to approval by a majority of the lenders. One lender whose commitment was $10.0 million under the PNMR Revolving Credit Facility and $40.0 million under the PNM Revolving Credit Facility did not agree to extend its commitments beyond October 31, 2020. On April 25, 2019, a new lender assumed the commitments of the non-extending lender under the PNMR and PNM Revolving Credit Facilities. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds and matures on September 23, 2022.

On February 22, 2019, PNMR Development amended its $24.5 million revolving credit facility to increase the capacity to $25.0 million and to extend the term until February 24, 2020. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities.

Short-term debt outstanding consisted of:

	March 31,	December 31,
Short-term Debt	2019	2018
	(In thousands)
PNM:
PNM Revolving Credit Facility	$—	$32,400
PNM 2017 New Mexico Credit Facility	—	10,000
	—	42,400
TNMP Revolving Credit Facility	—	17,500
PNMR:
PNMR Revolving Credit Facility	62,200	20,000
PNMR 2018 One-Year Term Loan	150,000	150,000
PNMR Development Revolving Credit Facility	11,600	6,000
	$223,800	$235,900

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2019, the weighted average interest rate was 3.74% for the PNMR Revolving Credit Facility, 3.24% for the PNMR 2018 One-Year Term Loan, and 3.49% for the PNMR Development Revolving Credit Facility.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $4.7 million, $2.5 million, and $0.7 million at March 31, 2019 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of March 31, 2019 and December 31, 2018, TNMP had zero and $0.1 million of intercompany borrowings from PNMR, PNM had zero and $19.8 million of intercompany borrowings from PNMR, and PNMR Development had $3.1 million and zero of intercompany borrowings from PNMR.

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR for three separate tranches, each of $50.0 million, of its variable rate debt. These hedge agreements are accounted for as cash flow hedges. These hedge agreements had fair values aggregating $1.4 million at March 31, 2019 that is included in other deferred charges and $1.0 million at December 31, 2018 that is included in other current assets on the Condensed Consolidated Balance Sheets. As discussed in Note 3, changes in the fair value of the cash flow hedge are deferred in AOCI and amounts reclassified to the Condensed Consolidated Statement of Earnings are recorded in interest charges. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement. On January 1, 2019, the Company adopted Accounting Standards Update 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Adoption of the updated standard did not have a significant impact on these cash flow hedges.

At May 3, 2019, PNMR, PNM, TNMP, and PNMR Development had availability of $239.4 million, $397.5 million, $45.7 million, and $9.9 million under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $40.0 million of availability under the PNM 2017 New Mexico Credit Facility. Total availability at May 3, 2019, on a consolidated basis, was $732.5 million for PNMR. As of May 3, 2019, PNM and TNMP had no borrowings from PNMR under their intercompany loan agreements. At May 3, 2019, PNMR, PNM, and TNMP had invested cash of $0.9 million, $9.0 million, and none.

The Company’s debt arrangements have various maturities and expiration dates. As discussed above, on February 26, 2019 TNMP entered into the TNMP 2019 Bond Purchase Agreement providing for the issuance of an aggregate of $305.0 million of TNMP 2019 Bonds. TNMP issued $225.0 million of the TNMP 2019 Bonds on March 29, 2019 and used a portion of the proceeds from that issuance to repay TNMP’s $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019. TNMP will issue the remaining $80.0 million of TNMP 2019 Bonds on or before July 1, 2019 and will use the proceeds from that issuance to repay borrowings under the TNMP Revolving Credit Facility and for other general corporate purposes. In addition, the $150.0 million PNMR 2018 One-Year term loan will mature in December 2019. The Company has no other long-term debt due through March 31, 2020. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.

(10)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (collectively, the “PNM Plans” and “TNMP Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans. The periodic costs or income of the PNM Plans and TNMP Plans are included in regulated rates to the extent attributable to regulated operations. In accordance with GAAP, the Company presents the service cost component of its net periodic benefit costs in administrative and general expenses and the non-service costs components in other income (deductions), net of amounts capitalized or deferred to regulatory assets and liabilities, on the Condensed Consolidated Statements of Earnings. PNM and TNMP receive a regulated return on the amounts funded for pension and OPEB plans in excess of accumulated periodic cost or income to the extent included in retail rates (a “prepaid pension asset”).

Additional information concerning pension and OPEB plans is contained in Note 11 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K. Annual net periodic benefit cost for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2019	2018	2019	2018	2019	2018
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$13	$21	$—	$—
Interest cost	6,294	6,068	829	860	162	155
Expected return on plan assets	(8,527)	(8,672)	(1,318)	(1,353)	—	—
Amortization of net (gain) loss	3,880	4,087	169	588	79	90
Amortization of prior service cost	(241)	(241)	(99)	(416)	—	—
Net periodic benefit cost	$1,406	$1,242	$(406)	$(300)	$241	$245

PNM did not make any contributions to its pension plan trust in the three months ended March 31, 2019 and 2018 and does not anticipate making any contributions to the pension plan in 2019-2021, but expects to contribute $1.3 million in 2022 and $22.9 million in 2023, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.2% to 4.6%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made no contributions to the OPEB trust in the three months ended March 31, 2019 and 2018. PNM does not expect to make any contributions to the OPEB trust in 2019-2023.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $0.5 million in the three months ended March 31, 2019 and 2018 and are expected to total $1.5 million during 2019 and $5.6 million for 2020-2023.

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2019	2018	2019	2018	2019	2018
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$13	$33	$—	$—
Interest cost	672	656	113	119	8	7
Expected return on plan assets	(967)	(991)	(129)	(135)	—	—
Amortization of net (gain) loss	235	272	(110)	(56)	4	4
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost	$(60)	$(63)	$(113)	$(39)	$12	$11

TNMP did not make any contributions to its pension plan trust in the three months ended March 31, 2019 and 2018 and does not anticipate making any contributions in 2019-2023, based on current law, including recent amendments to funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.2% to 4.6%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made contributions of zero and $0.3 million to the OPEB trust in the three months ended March 31, 2019 and 2018. TNMP does not expect to make contributions to the OPEB

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

trust during the period 2019-2023. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three months ended March 31, 2019 and 2018 and are expected to total $0.1 million during 2019 and $0.3 million in 2020-2023.

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
Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.

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

PNM estimates that it will incur approximately $57.7 million (in 2016 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At March 31, 2019 and December 31, 2018, PNM had a liability for interim storage costs of $12.5 million and $12.4 million, which is included in other deferred credits.

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

The Energy Transition Act

On March 22, 2019, the Governor signed into New Mexico state law Senate Bill 489, known as the Energy Transition Act (“ETA”). The ETA becomes effective as of June 14, 2019 and sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be provided from renewable and zero-carbon generating resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to review and approve utilities’ annual renewable portfolio plans to ensure compliance with the RPS. The ETA also directs the New Mexico Environmental Improvement Board to adopt standards of performance that limit CO2 emissions to no more than 1,100 lbs. per MWh beginning January 1, 2023 for new or existing coal-fired EGUs with original installed capacities exceeding 300 MWs.

The ETA provides for a transition from fossil-fuel generation resources to renewable and other carbon-free resources through certain provisions relating to the abandonment of coal-fired generating facilities. These provisions include the use of “energy transition bonds,” which are designed to be highly rated bonds that can be issued by qualifying utilities to finance certain costs of abandoning coal-fired facilities that are retired prior to January 1, 2023, for facilities operated by a “qualifying utility,” or prior to January 1, 2032 for facilities that are not operated by the qualifying utility. The amount of energy transition bonds that can be issued to recover abandonment costs is limited to the lesser of $375.0 million or 150% of the undepreciated investment of the facility as of the abandonment date. Proceeds provided by energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “financing costs” (as defined by the ETA). These costs may include plant decommissioning and coal mine reclamation costs provided those costs have not previously been recovered from customers or disallowed by the NMPRC or by a court order. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. Energy transition bonds must be issued under an NMPRC approved financing order, are secured by “energy transition property,” are non-recourse to the issuing utility, and must be repaid by a non-bypassable charge paid by all customers of the issuing utility. These customer charges are subject to an adjustment mechanism designed to provide for timely and complete payment of principal and interest due under the energy transition bonds.

The ETA also provides that utilities must obtain NMPRC approval of competitively procured replacement resources. In determining whether to approve replacement resources, the NMPRC must give preference to resources with the least environmental impacts, those with higher ratios of capital costs to fuel costs, and those able to reduce the cost of reclamation and use for lands previously mined within the county of the EGU to be abandoned. Replacement resources will be subject to local taxes or equivalent payments in lieu of taxes and are defined to mean up to 450 MW of nameplate capacity, provided such resources are located in the same school district as the abandoned facility, are necessary to maintain reliable service, and are in the public interest as determined by the NMPRC. The ETA also provides for the procurement of energy storage facilities and gives utilities discretion to maintain and control these systems to ensure reliable and efficient service.

The effectiveness of the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. See December 2018 Compliance Filing below. PNM cannot predict the full impact of the ETA or the outcome of its potential future financing and generating resource abandonment and replacement resource filings with the NMPRC.

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

On January 10, 2017, EPA published in the Federal Register revisions to the regional haze rule. EPA also provided a companion draft guidance document for public comment. The new rule delayed the due date for the next cycle of SIPs from 2019 to 2021, altered the planning process that states must employ in determining whether to impose “reasonable progress” emission reduction measures, and gave new authority to federal land managers to seek additional emission reduction measures outside of the states’ planning process. Finally, the rule made several procedural changes to the regional haze program, including changes to the schedule and process for states to file 5-year progress reports. EPA’s new rule was challenged by numerous parties. On January 19, 2018, EPA filed a motion to hold the case in abeyance in light of several letters issued by EPA on January 17, 2018 to grant various petitions for reconsideration of the 2017 rule revisions. On December 20, 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. SIPs for the second compliance period are due in July 2021. EPA’s decision to revisit the 2017 rule is not a determination on the merits of the issues raised in the petitions. PNM is evaluating the potential impacts of these matters.

SJGS

December 2018 Compliance Filing – As discussed in Note 16 of the Notes to the Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, in December 2015 PNM received NMPRC approval for a plan to comply with the EPA regional haze rule at SJGS. Among other things, the NMPRC’s December 2015 order required that, no later than December 31, 2018, PNM make a filing with the NMRPC to determine the extent to which SJGS should continue serving PNM’s customers’ needs after June 30, 2022, including PNM’s recommendation and supporting testimony and exhibits (the “December 2018 Compliance Filing”). The December 2018 Compliance Filing was required to be made before PNM entered into a binding commitment for post-2022 coal supply but after PNM received firm pricing and other terms for the supply of coal at SJGS, unless PNM did not intend to pursue an agreement for post-2022 coal supply at SJGS. The NMPRC’s December 2015 order also indicated that, if SJGS Unit 4 is abandoned with undepreciated investment on PNM’s books, PNM is prohibited from recovering the undepreciated investment of its 132 MW interest and required that PNM’s 65 MW interest in SJGS Unit 4 be treated as excluded merchant plant. PNM is currently depreciating all its investments in SJGS through 2053, which reflects the period of time over which the NMPRC has authorized PNM to recover its investment in SJGS from New Mexico retail customers.

PNM submitted the December 2018 Compliance Filing to the NMPRC on December 31, 2018 indicating that, consistent with the conclusions reached in PNM’s 2017 IRP (Note 12), PNM’s customers would benefit from the retirement of PNM’s share of SJGS after the current SJGS CSA expires in mid-2022. The December 2018 Compliance Filing also indicates that, pursuant to the terms of the agreements governing SJGS, all of the SJGS owners except for Farmington have provided written notice that they do not intend to extend the SJGS operating agreements beyond their June 30, 2022 expiration dates, and that PNM has provided written notice to SJCC that PNM does not intend to extend the SJGS CSA beyond June 30, 2022 or to negotiate a new coal supply agreement on behalf of the other SJGS participants. The December 2018 Compliance Filing also requested the NMPRC accept the filing as compliant with the December 2015 order and indicated that PNM anticipates it will have sufficient information by the end of the second quarter of 2019 to support a consolidated application seeking NMPRC approval to retire PNM’s share of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SJGS in 2022 and for approval of CCNs, PPAs, or other applicable approvals, for replacement capacity resources. On January 10, 2019, the NMPRC opened a docket to determine whether the NMPRC should grant PNM’s request to accept the December 2018 Compliance Filing and take no further action pending PNM submitting a formal consolidated abandonment and replacement resources application, or whether the NMPRC should immediately establish a formal procedural schedule regarding the abandonment of SJGS. The NMPRC received responses from parties regarding the initial order and, on January 30, 2019, approved an order initiating a proceeding and requiring PNM to submit an application for the abandonment of PNM’s share of SJGS by March 1, 2019. On February 7, 2019, PNM filed a motion requesting the NMPRC vacate the January 30, 2019 order and extend the deadline for PNM’s abandonment filing until the end of the second quarter of 2019, which was deemed denied. On February 27, 2019, PNM filed a petition with the NM Supreme Court stating that the requirements of the January 30, 2019 order exceed the NMPRC’s authority by, among other things, mandating PNM to make a filing that is legally voluntary, and that the order is contrary to NMPRC precedent which requires abandonment applications to also include identified replacement resources and other information that would not be available to PNM by March 1, 2019. PNM’s petition also requested the NM Supreme Court stay the January 30, 2019 order until after June 14, 2019. On March 1, 2019, the NM Supreme Court granted a temporary stay of the NMPRC’s order to consider the merits of PNM’s petition after receiving responses.  On March 19, 2019, the NMPRC and NEE filed responses supporting the NMPRC’s authority to order PNM to initiate a proceeding. Other parties to the case filed responses supporting a stay of the NMPRC’s order and indicating that the abandonment filing should be subject to recently enacted changes in New Mexico state law. See additional discussion of the ETA above. PNM cannot predict the outcome of this matter.

GAAP requires that long-lived assets be tested for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The test must consider only those cash flows that are directly associated with the long-lived asset, or group of assets, and requires the evaluation be performed at the lowest level for which identifiable cash flows are largely independent of other cash flows within the asset group. As of December 31, 2018, PNM evaluated the events surrounding its future participation in SJGS and determined that it is more likely than not that PNM’s share of SJGS will be retired in 2022. As a result, PNM performed an impairment analysis that assumed SJGS would not continue to operate through 2053, as previously approved by the NMPRC. PNM’s impairment analysis indicated that, pursuant to the NMPRC’s December 16, 2015 order, PNM’s undepreciated 132 MW interest in SJGS Unit 4 at June 30, 2022 will not be recovered from customers; that the estimated future cash flows expected to result from the operation of SJGS Unit 4 through June 30, 2022 are not sufficient to provide for recovery of PNM’s 65 MW merchant interest in the facility; and that it is unlikely PNM will be able to sell or transfer its interests in SJGS to third parties at amounts sufficient to provide for their recovery. As a result, as of December 31, 2018, PNM recorded a pre-tax impairment of its investment in SJGS of approximately $35.0 million, which is reflected as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings in the 2018 Annual Reports on Form 10-K. This amount includes the entire $11.9 million carrying value of PNM’s 65 MW interest in SJGS Unit 4 as of December 31, 2018 and $23.1 million of estimated undepreciated investments in PNM’s 132 MW jurisdictional interest as of June 30, 2022 that will not be recovered from customers. The carrying value of PNM’s remaining undepreciated investments in SJGS, which PNM will seek to recover from customers in the event of an early retirement of the facility, is $371.6 million as of March 31, 2019. See additional discussion regarding the increase in PNM’s estimated liability for coal mine reclamation below.

The December 2018 Compliance Filing and the 2017 IRP are not final determinations of PNM’s future generation portfolio.  Retiring PNM’s share of SJGS will require future NMPRC approval. PNM will also be required to obtain NMPRC approval of replacement power resources through CCN, PPA, or other applicable filings. The financial impact of an early retirement of SJGS and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the economic impact of a potential SJGS abandonment filing on the area surrounding that plant and the related mine, as well as the overall political and economic conditions of New Mexico. Other items that impact the economic viability of SJGS include the financial impact of climate change regulation or legislation, other environmental regulations, the result of litigation, and other business considerations or the ability or willingness of individual participants to continue participation in the plant. Furthermore, PNM’s application for the abandonment of SJGS, related financing, and for associated replacement resources would be significantly influenced by the requirements of the ETA. PNM will seek full recovery of its remaining undepreciated investments and other costs necessary to retire the facility and for replacement resources in that filing.

NEE Complaint – On March 31, 2016, NEE filed a complaint with the NMPRC against PNM regarding the financing provided by NM Capital to facilitate the sale of SJCC. See Coal Supply below. The complaint alleges that PNM failed to comply with its discovery obligation in the SJGS abandonment case and requests the NMPRC investigate whether the financing transactions could adversely affect PNM’s ability to provide electric service to its retail customers. On January 31, 2018, NEE filed a motion

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

asking the NMPRC to investigate whether PNM’s relationship with WSJ, in light of Westmoreland’s financial condition, could be harmful to PNM’s customers. PNM responded requesting the NMPRC deny the motion and that NEE’s prior complaint be dismissed. On May 23, 2018, PNM filed its response to the NMPRC staff’s comments requesting additional information about the financing and noting that the Westmoreland Loan was paid in full on May 22, 2018. On October 11, 2018, PNM filed a supplemental response notifying the NMPRC that Westmoreland had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on October 9, 2018. PNM’s supplemental response indicated Westmoreland had agreed to terms with its secured creditors that allowed it to continue to fund normal-course operations and to continue to serve its customers during the course of the bankruptcy case. As discussed in Note 6, on March 15, 2019, Westmoreland announced that it had emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, all the assets of SJCC were sold to WSJ LLC. The March 15, 2019 announcement indicated that mining operations will continue in the normal course of business. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of Westmoreland including obligations to PNM under the SJGS CSA. The NMPRC has taken no further action on NEE’s complaints. PNM cannot predict the outcome of these matters.

Four Corners

Four Corners Federal Agency Lawsuit – On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the United States District Court for the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine. The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  The court granted an APS motion to intervene in the litigation on August 3, 2016. On September 15, 2016, NTEC, the current owner of the mine providing coal to Four Corners, filed a motion to intervene for the limited purpose of seeking dismissal of the lawsuit based on NTEC’s tribal sovereign immunity. On September 11, 2017, the court granted NTEC’s motion and dismissed the case with prejudice, terminating the proceedings. The environmental group plaintiffs filed a Notice of Appeal of the dismissal in the United States Court of Appeals for the Ninth Circuit on November 9, 2017, and the court granted their subsequent motion to expedite the appeal. Oral arguments for the appeal were held on March 7, 2019. PNM cannot predict if such appeal will be successful and, if it is successful, the outcome of further district court proceedings.

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

On October 10, 2017, EPA issued a NOPR proposing to repeal the Clean Power Plan and filed its status report with the court requesting the case be held in abeyance until the completion of the rulemaking on the proposed repeal. The NOPR proposes a legal interpretation concluding that the Clean Power Plan exceeds EPA’s statutory authority. Under the proposed interpretation, Section 111(d) limits EPA’s authority to adopt performance standards to only those physical and operational changes that can be implemented within an individual source. Therefore, measures in the Clean Power Plan that would require power generators to change their energy portfolios by shifting generation from coal to gas and from fossil fuel to renewable energy exceed EPA’s statutory authority. In a separate but related action, on December 18, 2017, EPA released an advanced NOPR addressing GHG guidelines for existing electric utility generating units. On August 31, 2018, EPA published a proposed rule, which is informally known as the Affordable Clean Energy rule, to replace the Clean Power Plan. The proposed Affordable Clean Energy rule, among other things, would establish guidelines that replace the “outside-the-fenceline” control measures and specific numerical emission rates for existing EGUs. These measures are replaced with a list of “candidate technologies” for heat rate improvement measures, which include both technologies and operational changes that EPA has identified as Best System of Emission Reduction (“BSER”). States would determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable through application of the selected BSER.  States will have three years from when the rule is finalized to submit a plan to EPA. EPA will then have one year to determine if each proposed plan is acceptable. If states do not submit a plan, or if a state’s plan is not acceptable, EPA will develop a federal plan for the state to implement.  EPA is also proposing revisions to the NSR program that would provide coal-fired power plants more latitude to make efficiency improvements consistent with BSER without triggering NSR permit requirements. Comments on the proposed Affordable Clean Energy rule were due to EPA by October 31, 2018.

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

On December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the carbon pollution standards rule published in October 2015 for fossil fueled power plants. The proposed rule would revise the standards for coal-fired EGUs based on a revised BSER determination that would result in less stringent CO2 emission performance standards for new, reconstructed, and modified fossil-fueled power plants. EPA is not proposing any changes nor reopening the standards of performance for newly constructed or reconstructed stationary combustion turbines. Comments on the proposal were due on March 18, 2019.

PNM’s review of the GHG emission reductions standards under the proposed Affordable Clean Energy rule, the revised proposed Carbon Pollution Standards rule, and the Clean Power Plan is ongoing and the assessment of its impacts will depend on the proposed repeal of the Clean Power Plan, promulgation of the Affordable Clean Energy rule and the revised proposed Carbon Pollution Standards rule, other future GHG reduction rulemaking, litigation of any final rule, and other actions the Trump Administration is taking through judicial and regulatory proceedings. As discussed above, SJGS and Four Corners may also be required to comply with additional GHG restrictions issued by the New Mexico Environmental Improvement Board pursuant to the recently enacted ETA. PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance, if any.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants reasonably anticipated to endanger public health or welfare. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. EPA also updated the final particulate matter standard in 2012 and updated the ozone standard in 2015.

NOx Standard – On April 18, 2018, EPA published the final rule to retain the current primary health-based NOx standards of which NO2 is the constituent of greatest concern and is the indicator for the primary NAAQS. EPA concluded that the current 1-hour and annual primary NO2 standards are requisite to protect public health with an adequate margin of safety. The rule became effective on May 18, 2018.

SO2 Standard – On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-hour SO2 concentrations. This characterization would result in these areas being designated as attainment, nonattainment, or unclassifiable for compliance with the 1-hour SO2 NAAQS.  On March 2, 2015, the United States District Court for the Northern District of California approved a settlement that imposed deadlines for EPA to identify areas that violate the NAAQS standards for 1-hour SO2 emissions. The settlement resulted from a lawsuit brought by Earthjustice on behalf of the Sierra Club and the Natural Resources Defense Council under the CAA. The consent decree required, among other things, that EPA must issue designations for areas for which states have adopted a new monitoring network under the proposed data requirements rule by December 2020.  EPA regions sent letters to state environmental agencies explaining how EPA plans to implement the consent decree.  The letters outline the schedule that EPA expects states to follow in moving forward with new SO2 non-attainment designations. NMED did not receive a letter.

On August 11, 2015, EPA released the Data Requirements Rule for SO2, telling states how to model or monitor to determine attainment or nonattainment with the new 1-hour SO2 NAAQS.  On June 3, 2016, NMED notified PNM that air quality modeling results indicated that SJGS was in compliance with the standard. In January 2017, NMED submitted its formal modeling report regarding attainment status to EPA. The modeling indicated that no area in New Mexico exceeds the 1-hour SO2 standard. On June 27, 2018, NMED submitted the first annual report for SJGS as required by the Data Requirements Rule. The report recommends that no further modeling is warranted at this time due to decreased SO2 emissions.

On February 25, 2019, EPA announced its final decision to retain without changes the primary health-based NAAQS for SOx. Specifically, EPA will retain the current 1-hour standard for SO2, which is 75 parts per billion (“ppb”), based on the 3-year average of the 99th percentile of daily maximum 1-hour SO2 concentrations.  SO2 is the most prevalent SOx compound and is used as the indicator for the primary SOx NAAQS.

On May 14, 2015, PNM received an amendment to its NSR air permit for SJGS, which reflects the revised state implementation plan for regional haze BART and required the installation of SNCRs. The revised permit also requires the reduction of SO2 emissions to 0.10 pound per MMBTU on SJGS Units 1 and 4 and the installation of BDT equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These reductions help SJGS meet the NAAQS for these constituents. The BDT equipment modifications were installed at the same time as the SNCRs, in order to most efficiently and cost effectively conduct construction activities at SJGS.

Ozone Standard – On October 1, 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 ppb. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds, and to generate emission offsets for new projects or facility expansions located in nonattainment areas.

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

PNM does not believe there will be material impacts to its facilities as a result of NMED’s non-attainment designation of the small area within Dona Ana County. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, PNM is unable to predict what impact the adoption of these standards may have on Four Corners. PNM cannot predict the outcome of this matter.

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

Of the fifteen claims for relief in the WEG Petition, two concerned SJCC’s San Juan mine. WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008. SJCC intervened in this matter. The court granted SJCC’s motion to sever its claims from the lawsuit and transfer venue to the NM District Court. In July 2016, OSM filed a Motion for Voluntary Remand to allow the agency to conduct a new environmental analysis. On August 31, 2016, the court entered an order remanding the matter to OSM for the completion of an EIS by August 31, 2019. The court ruled that mining operations may continue in the interim and the litigation is administratively closed. If OSM does not complete the EIS within the time frame provided, the court will order immediate vacatur of the mining plan at issue absent a further court order based on good cause shown. On March 22, 2017, OSM issued its Notice of Intent to initiate the public scoping process and prepare an EIS for the project. The Notice of Intent provided that, in addition to analyzing the environmental effects of the mining project, the EIS will also analyze the indirect effects of coal combustion at SJGS. The public comment period ended on May 8, 2017 and the EIS

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

resource data submittal phase was completed in November 2017. The draft EIS was made available in May 2018 and was subject to a public comment period that ended on July 9, 2018. The Notice of Availability for the final EIS was published in the Federal Register and became available on the OSM website on March 15, 2019. NEPA requires OSM to identify a preferred alternative in the final EIS and prepare a recommendation to the Assistant Secretary of Land and Minerals Management. OSM has selected a plan that would allow for continued mining that would extend beyond 2022 as the preferred alternative based on the impact analysis in the EIS. On May 1, 2019, OSM published its Record of Decision, which would allow for continued mining in the underground mine in annual quantities similar to those being currently being provided.  The OSM’s Record of Decision is subject to additional review and approval.  PNM cannot predict the outcome of this matter.
Navajo Nation Environmental Issues
Four Corners is located on the Navajo Nation and is held under easements granted by the federal government, as well as agreements with the Navajo Nation which grant each of the owners the right to operate on the site. The Navajo Acts purport to give the Navajo Nation Environmental Protection Agency authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners. In October 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation challenging the applicability of the Navajo Acts to Four Corners. In May 2005, APS and the Navajo Nation signed an agreement resolving the dispute regarding the Navajo Nation’s authority to adopt operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. As a result of this agreement, APS sought, and the court granted, dismissal of the pending litigation in the Navajo Nation Supreme Court and the Navajo Nation District Court, to the extent the claims relate to the CAA. The agreement does not address or resolve any dispute relating to other aspects of the Navajo Acts. PNM cannot currently predict the outcome of these matters or the range of their potential impacts.
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
On May 23, 2018, several environmental groups sued EPA Region IX in the United States Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system and no additional conditions are necessary. On July 16, 2018, several environmental groups filed a petition for review with the EPA’s Environmental Appeals Board concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised effluent limitation guidelines, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the Environmental Appeals Board. The EPA’s Environmental Appeals Board thereafter dismissed the environmental groups’ appeal. EPA has indicated that, depending on the amount of public comments received concerning the permit proposal, it anticipates taking final action on a new NPDES permit by August 2019. Four Corners will continue to operate under the 2001 NPDES permit. PNM cannot predict the outcome of this matter or whether reconsideration will have a material impact on PNM’s financial position, results of operations or cash flows.

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

On September 18, 2017, EPA published a final rule for postponement of certain compliance dates, which have not yet passed for the Effluent Limitations Guidelines rule, consistent with the EPA’s decision to grant reconsideration of that rule. The rule postponed the earliest date on which compliance with the effluent limitation guidelines for these waste streams would be required from November 1, 2018 until November 1, 2020, although the new deadlines have been challenged in court.

The Effluent Limitations Guidelines rule was challenged in the U.S. Court of Appeals for the Fifth Circuit by numerous parties. On April 12, 2017, EPA signed a notice indicating its intent to reconsider portions of the rule and, on August 22, 2017, the Fifth Circuit issued an order severing the issues under reconsideration and holding the case in abeyance as to those issues. However, the court allowed challenges to other portions of the rule to proceed. On April 12, 2019, the Fifth Circuit granted those challenges and issued an opinion vacating several portions of the rule, specifically those related to legacy wastewater and leachate, for which the court deemed the standards selected by the EPA arbitrary and capricious.

Because SJGS is zero discharge for wastewater and is not required to hold a NPDES permit, it is expected that minimal to no requirements will be imposed. Reeves Station, a PNM-owned gas-fired generating station, discharges cooling tower blowdown to a publicly owned treatment plant and holds an NPDES permit. It is expected that minimal to no requirements will be imposed at Reeves Station.

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

The Superfund Oversight Section of the NMED also has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and that the source may not be the former Santa Fe Generating Station. Results of tests conducted by NMED in April 2012 and April 2013 showed elevated concentrations of nitrate in three monitoring wells and an increase in free-phase hydrocarbons in another well. PNM conducted similar site-wide sampling activities in April 2014 and obtained results similar to the 2013 data. As part of this effort, PNM also collected a sample of hydrocarbon product for “fingerprint” analysis from a monitoring well located on the northeastern corner of the property.  This analysis indicated that the hydrocarbon product was a mixture of newer and older fuels, and the location of the monitoring well suggests that the hydrocarbon product is likely from offsite sources. PNM does not believe the former generating station is the source of the increased levels of free-phase hydrocarbons, but no conclusive determinations have been made. However, it is possible that PNM’s prior activities to remediate hydrocarbon contamination, as conducted under an NMED-approved plan, may have resulted in increased nitrate levels.  Therefore, PNM has agreed to monitor nitrate levels in a limited number of wells under the terms of the renewed discharge permit for the former generating station.  However, the renewed discharge permit requires that PNM conduct more frequent monitoring than originally anticipated, which resulted in an insignificant increase to the project cost estimate as of December 31, 2018.

Effective December 22, 2015, PNM and NMED entered into a memorandum of understanding to address changing groundwater quality conditions at the site. Under the memorandum, PNM will continue hydrocarbon investigation of the site under the supervision of NMED and qualified costs of the work will be eligible for payment through the New Mexico Corrective Action Fund (“CAF”), which is administered by the NMED Petroleum Storage Tank Bureau. Among other things, money in the CAF is available to NMED to make payments to or on behalf of owners and operators for corrective action taken in accordance with statutory and regulatory requirements to investigate, minimize, eliminate, or clean up a release. PNM’s work plan and cost estimates for specific groundwater investigation tasks were approved by the Petroleum Storage Tank Bureau. PNM submitted a monitoring plan consisting of a compilation of the data associated with monitoring activities conducted under the CAF to NMED on October 3, 2016. PNM completed all CAF-related work associated with the monitoring plan and received NMED’s approval. PNM’s contractor prepared a scope of work, which PNM and NMED approved, for the installation of additional monitoring wells and additional sampling of certain existing monitoring wells at the site. These activities were completed in June 2018. PNM’s contractor has commenced the next phase of work which includes the installation of up to 38 additional monitoring wells. Work is expected to be completed in mid-2019. Qualified costs of this work are eligible for payment through the CAF.

On March 28, 2019, PNM received notice from NMED that an abatement plan is required with respect to the site to address concentrations of previously identified compounds found in the groundwater. The abatement plan would include an investigation to define site conditions and provide data necessary to select and design an abatement option. PNM must submit its abatement plan to NMED by May 27, 2019 but has requested an extension to June 25, 2019. Under NMED regulations, NMED and PNM are required to publish information summarizing the source and magnitude of the pollution. NMED may also hold a public hearing if there is sufficient public interest.

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

On September 13, 2017, EPA agreed to evaluate whether to revise the CCR regulations based upon utility industry petitions for EPA to reconsider the RCRA Subtitle D regulations for CCRs, which were premised in part on the provisions of the WIIN Act. In light of the WIIN Act and the petitions for rulemaking, EPA is considering making additional changes to the CCR rule to provide flexibility to state programs consistent with the WIIN Act. With respect to ongoing litigation initiated by industry and environmental groups challenging the legality of the CCR regulations and pursuant to an order issued by the DC Circuit, EPA and the industry groups argued the court should postpone adjudication until EPA completes the reconsideration process for the affected provision.

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

Based on this decision, on December 17, 2018, certain environmental groups filed an emergency motion with the D.C. Circuit to stay or summarily vacate EPA’s July 17, 2018 final rule extending the closure-initiation deadline for certain unlined CCR surface impoundments until October 2020. In response, EPA filed a motion to remand but not vacate that deadline extension regulation. On March 13, 2019, the court granted EPA’s motion for a voluntary remand without vacatur. As a result, the “Phase One, Part One” rule will remain in place while EPA reconsiders the rule on remand and continues its ongoing revisions to the CCR rule. This means that the October 31, 2020 deadline to initiate closure for unlined CCR impoundments and impoundments that fail the aquifer location restriction will remain in place while EPA completes a new rulemaking to reaffirm or establish a new deadline for initiating closure. PNM cannot predict the outcome of the D.C. Circuit’s consideration of these competing motions, and whether or how such a ruling would affect operations at Four Corners.

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

As indicated above, CCRs at Four Corners are currently disposed of in ash ponds and dry storage areas. The CCR rule requires ongoing, phased groundwater monitoring. Utilities that own or operate CCR disposal units, such as those at Four Corners were required to collect sufficient groundwater sampling data to initiate a detection monitoring program.  To the extent that certain threshold constituents are identified through this initial detection monitoring at levels above the CCR rule’s standards, the rule required the initiation of an assessment monitoring program by April 15, 2018.  If this assessment monitoring program reveals concentrations of certain constituents above the CCR rule standards that trigger remedial obligations, a corrective measures evaluation must be completed. Four Corners completed an analysis that determined several of its CCR disposal units will need corrective action or will need to cease operations and initiate closure by October 2020. Four Corners anticipates it will complete its evaluation of these matters, including gathering additional groundwater data, soliciting public comment, and selecting potential actions, by the summer of 2019. At this time, PNM does not anticipate its share of the cost to complete these corrective actions or to close the CCR disposal units at Four Corners will have a significant impact on its operations, financial position, or cash flows.

Other Commitments and Contingencies
Coal Supply
SJGS
The coal requirements for SJGS are supplied by SJCC. SJCC holds certain federal, state, and private coal leases. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid SJCC for certain coal mined but not yet delivered to the plant site. At March 31, 2019 and December 31, 2018, prepayments for coal, which are included in other current assets, amounted to $26.3 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.
In conjunction with the activities undertaken to comply with the CAA for SJGS, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS. On July 1, 2015, PNM and Westmoreland entered into a new coal supply agreement (the “SJGS CSA”), pursuant to which Westmoreland agreed to supply all of the coal requirements of SJGS through June 30, 2022. PNM and Westmoreland also entered into agreements under which Westmoreland agreed to provide CCR disposal and mine reclamation services for SJGS. Contemporaneous with the entry into the coal-related agreements, Westmoreland entered into a stock purchase agreement (the “Stock Purchase Agreement”) on July 1, 2015 to acquire all of the capital stock of SJCC.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The SJGS CSA became effective as of 11:59 PM on January 31, 2016, upon the closing under the Stock Purchase Agreement. Upon closing under the Stock Purchase Agreement, Westmoreland’s rights and obligations under the SJGS CSA and the agreements for CCR disposal and mine reclamation services were assigned to SJCC. As discussed in Note 6, with the closing of the sale of the assets of SJCC on March 15, 2019, WSJ LLC assumed the rights and obligations of SJCC under the SJGS CSA and the agreements for CCR disposal and mine reclamation services. Pricing under the SJGS CSA is primarily fixed, with adjustments to reflect changes in general inflation. The pricing structure takes into account that WSJ LLC has been paid for coal mined but not delivered.

PNM had the option to extend the SJGS CSA, subject to negotiation of the term of the extension and compensation to the miner. In order to extend, the SJGS CSA provides that PNM must have given written notice of that intent by July 1, 2018 and the parties must have agreed to the terms of the extension by January 1, 2019. In addition, the SJPPA obligates each SJGS participant to provide notice to the other participants whether they wish to extend the terms of the SJPPA and the SJGS CSA beyond June 30, 2022. In 2018, PNM, Los Alamos, UAMPS, and Tucson provided notice of their intent to exit SJGS in 2022 and Farmington gave notice that it wishes to continue SJGS operations and to extend the terms of both agreements. On November 30, 2018, PNM provided notice to Westmoreland that PNM does not intend to extend the term of the SJGS CSA or to negotiate a new coal supply agreement for SJGS, which will result in the current agreement expiring on its own terms on June 30, 2022. See December 2018 Compliance Filing above.

In connection with certain mining permits relating to the operation of the San Juan mine, SJCC was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of SJCC, PNMR entered into letter of credit arrangements with a bank under which letters of credit aggregating $30.3 million have been issued. As discussed in Note 6, on March 15, 2019, the assets owned by SJCC were sold to WSJ LLC, a subsidiary of Westmoreland Mining Holdings, LLC. Under the sale agreement, WSJ LLC assumed the rights and obligations of SJCC, including obligations to PNMR under the outstanding letters of credit.

Four Corners
APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under a coal supply contract (the “Four Corners CSA”) that expires in 2031. The coal comes from reserves located within the Navajo Nation. NTEC has contracted with Bisti Fuels Company, LLC, a subsidiary of The North American Coal Corporation, for management and operation of the mine. The contract provides for pricing adjustments over its term based on economic indices. See additional discussion of the Four Corners CSA in Note 17 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.
Coal Mine Reclamation
As indicated under Coal Combustion Residuals Waste Disposal above, SJGS currently disposes of CCRs in the surface mine pits adjacent to the plant and Four Corners disposes of CCRs in ponds and dry storage areas. As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, in conjunction with the shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA, the SJGS participants requested that the coal mine reclamation study for SJGS be updated periodically. The SJGS RA required PNM to complete an update to the reclamation cost estimate after the December 31, 2017 shutdown of SJGS Units 2 and 3. This reclamation cost estimate was completed in October 2018 and assumed continuation of mining operations through 2053. The 2018 study indicated a decrease in reclamation costs primarily driven by lower inflationary factors used to determine the estimated future cost of reclamation activities. PNM recorded its $2.5 million share of this decrease as of September 30, 2018 as regulatory disallowances and restructuring costs in the Condensed Consolidated Statements of Earnings.
As discussed above, on December 31, 2018, PNM submitted the December 2018 Compliance Filing to the NMPRC indicating that, consistent with the conclusions reached in PNM’s 2017 IRP (Note 12), PNM expects to retire its share of SJGS after the current SJGS CSA expires in mid-2022. PNM determined that recent events and circumstances regarding SJGS, including the December 2018 Compliance Filing, indicate that it is more likely than not that PNM’s share of SJGS will be retired in 2022. As a result, in December 2018 PNM again remeasured its liability for coal mine reclamation for the mine that serves SJGS to reflect that reclamation activities may occur beginning in 2022, rather than in 2053 as previously anticipated. This estimate resulted in an increase in overall reclamation costs due to an increase in the amount of fill dirt required to remediate the mine areas and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the timing of activities necessary to reclaim the mine that serves SJGS. This remeasurement increased PNM’s liability for coal mine reclamation as of December 31, 2018 by $39.2 million, which reflects the increase in PNM’s obligation for both the underground and surface mines that serve SJGS. PNM recovers from retail customers reclamation costs associated with the underground mine. However, the NMPRC has capped the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million. As a result, PNM recorded $9.4 million of the increase in the liability at December 31, 2018 related to the underground mine in regulatory assets on the Consolidated Balance Sheets and recorded the remaining $29.8 million associated with the surface mine as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and then current inflation and discount rates. In addition, PNM may be exposed to additional loss if the cost of reclamation activities are not approved by the NMPRC in connection with the NMPRC approvals indicated above.
The current estimate for decommissioning the mine serving Four Corners reflects the operation of the mine through 2031, the term of the Four Corners CSA.
Based on the 2018 estimates and PNM’s ownership share of SJGS, PNM’s remaining payments as of March 31, 2019 for mine reclamation, in future dollars, are estimated to be $102.6 million for the surface mines at both SJGS and Four Corners and $40.0 million for the underground mine at SJGS. At March 31, 2019 and December 31, 2018, liabilities, in current dollars, of $70.4 million and $70.1 million for surface mine reclamation and $23.8 million and $23.2 million for underground mine reclamation were recorded in other deferred credits.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As discussed in Note 16 of the Notes to the Consolidated Financial Statements on Form 10-K, as part of the restructuring of SJGS ownership the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $10.0 million in December 2018. Based on PNM’s reclamation trust fund balance at March 31, 2019, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $6.5 million in 2019, $10.2 million in 2020, and $10.9 million in 2021.
Under the Four Corners CSA, which became effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in thirteen annual installments, beginning on August 1, 2016, into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.3 million in 2018 and anticipates providing additional funding of $2.3 million in each of the years from 2019 through 2021.
PNM collects a provision for surface and underground mine reclamation costs in its rates. The NMPRC has capped the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million. Previously, PNM recorded a regulatory asset for the $100.0 million and recovers the amortization of this regulatory asset in rates. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. The impacts of changes in New Mexico state law as a result of the enactment of the ETA and regulatory determinations made by the NMPRC may also affect PNM’s financial position, results of operations, and cash flows. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.

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
San Juan River Adjudication
In 1975, the State of New Mexico filed an action in NM District Court to adjudicate all water rights in the San Juan River Stream System, including water used at Four Corners and SJGS. PNM was made a defendant in the litigation in 1976. In March 2009, then President Obama signed legislation confirming a 2005 settlement with the Navajo Nation. Under the terms of the settlement agreement, the Navajo Nation’s water rights would be settled and finally determined by entry by the court of two proposed adjudication decrees.  The court issued an order in August 2013 finding that no evidentiary hearing was warranted in the Navajo Nation proceeding and, on November 1, 2013, issued a Partial Final Judgment and Decree of the Water Rights of the Navajo Nation approving the proposed settlement with the Navajo Nation. A number of parties subsequently appealed to the New Mexico Court of Appeals. PNM entered its appearance in the appellate case and supported the settlement agreement in the NM District Court. On April 3, 2018, the New Mexico Court of Appeals issued an order affirming the decision of the NM District Court. Several parties filed motions requesting a rehearing with the New Mexico Court of Appeals seeking clarification of the order, which were denied. The State of New Mexico and various other appellants filed a Writ of Certiorari with the NM Supreme Court. The NM Supreme Court granted the State of New Mexico’s petition and denied the other parties’ requests. The issues regarding the Navajo Nation settlement have been briefed and are awaiting a decision by the NM Supreme Court. Adjudication of non-Indian water rights is ongoing.
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
Rights-of-Way Matter

On January 28, 2014, the County Commission of Bernalillo County, New Mexico passed an ordinance requiring utilities to enter into a use agreement and pay a yet-to-be-determined fee as a condition to installing, maintaining, and operating facilities on county rights-of-way. The fee is purported to compensate the county for costs of administering and maintaining the rights-of-way, as well as for capital improvements. On February 27, 2014, PNM and other utilities filed a Complaint for Declaratory and Injunctive Relief in the United States District Court for the District of New Mexico challenging the validity of the ordinance. The court denied the utilities’ motion for judgment. The court further granted the County’s motion to dismiss the state law claims. The utilities filed an amended complaint reflecting the two federal claims remaining before the federal court. The utilities also filed a complaint in Bernalillo County, New Mexico District Court reflecting the state law matters dismissed by the federal court. In subsequent briefing in federal court, the county filed a motion for judgment on one of the utilities’ claims, which was granted by the court, leaving a claim regarding telecommunications service as the remaining federal claim. On January 4, 2016, the utilities filed an Application for Interlocutory Appeal from the state court, which was denied. On March 28, 2017, the utilities filed a Writ of Certiorari with the NM Supreme Court, which was denied. The matter is proceeding in NM District Court. The utilities and Bernalillo County reached a standstill agreement whereby the County would not take any enforcement action against the utilities pursuant to the ordinance during the pendency of the litigation, but not including any period for appeal of a judgment, or upon 30 days written notice by either the county or the utilities of their intention to terminate the agreement. Mediation was held on January 23, 2019. Discussions are continuing but the matter remains unresolved. If the challenges to the ordinance are unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter or its impact on PNM’s operations.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Navajo Nation Allottee Matters

In September 2012, 43 landowners filed a notice of appeal with the Bureau of Indian Affairs (“BIA”) appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The landowners claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation and allege that PNM is a rights-of-way grantee with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The allottees generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. The allottees filed a motion to dismiss their appeal with prejudice, which was granted in April 2014. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested. The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in the NM District Court regarding the approximately 15.49 acres of land at issue. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM filed a motion for reconsideration of this ruling, which was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. Both matters have been consolidated. Oral argument before the Tenth Circuit was heard on January 17, 2017. On May 26, 2017, the Tenth Circuit affirmed the district court. On July 8, 2017, PNM filed a Motion for Reconsideration en banc with the Tenth Circuit, which was denied. The NM District Court stayed the case based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. On November 20, 2017, PNM filed its Petition for Writ of Certiorari with the US Supreme Court. On December 22, 2017, amicus briefs supporting PNM’s Petition for Writ of Certiorari were filed with the US Supreme Court. On April 30, 2018, the US Supreme Court declined to hear PNM’s Petition for Writ of Certiorari. The underlying litigation continues in the NM District Court. The NM District Court has not issued an updated scheduling order in the case due to the unresolved ownership of the fifth allotment. On March 27, 2019, several individual allottees filed a motion for partial summary judgment on the issue of trespass. Briefing is underway. PNM cannot predict the outcome of these matters.

(12)	Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.
PNM

New Mexico General Rate Cases

New Mexico 2015 General Rate Case (“NM 2015 Rate Case”)

On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposed a revenue increase of $123.5 million, including base non-fuel revenues of $121.7 million. PNM’s application was based on a future test year (“FTY”) period beginning October 1, 2015 and proposed a ROE of 10.5%. The primary drivers of PNM’s identified revenue deficiency were the cost of infrastructure investments, including depreciation expense based on an updated depreciation study, and a decline in energy sales as a result of PNM’s successful energy efficiency programs and other economic factors. The application included several proposed changes in rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation. Specific rate design proposals included higher customer and demand charges, a revenue decoupling pilot program applicable to residential and small commercial customers, a re-allocation of revenue among PNM’s customer classes, a new economic development rate, and continuation of PNM’s renewable energy rider. PNM requested that the proposed new rates become effective beginning in July 2016. A public hearing on the proposed new rates was held in April 2016. Subsequent to this hearing, the NMPRC ordered PNM to file additional testimony regarding PNM’s interests in PVNGS, including the 64.1 MW of PVNGS Unit 2 that PNM repurchased in January 2016, pursuant to the terms of the initial

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sales-leaseback transactions (Note 13). A subsequent public hearing was held in June 2016. After the June hearing, PNM and other parties were ordered to file supplemental briefs and to provide final recommended revenue requirements that incorporated fuel savings that PNM implemented effective January 1, 2016 from PNM’s SJGS CSA (Note 11).  PNM’s filing indicated that recovery for fuel related costs would be reduced by approximately $42.9 million reflecting the current SJGS CSA, which also reduced the request for base non-fuel related revenues by $0.2 million to $121.5 million.

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

The August 2016 RD recommended that the NMPRC find PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing the BDT equipment on SJGS Units 1 and 4. The August 2016 RD also proposed that all fuel costs be removed from base rates and be recovered through the FPPAC. In addition, the August 2016 RD would remove recovery of the costs of power obtained from New Mexico Wind from the FPPAC and include recovery of those costs through PNM’s renewable energy rider discussed below. The August 2016 RD recommended continuation of the renewable energy rider and certain aspects of PNM’s proposals regarding rate design but would not approve certain other rate design proposals or PNM’s request for a revenue decoupling pilot program. The August 2016 RD proposed approving PNM’s proposals for revised depreciation rates (except for requiring depreciation on Four Corners be calculated based on a 2041 life rather than the 2031 life proposed by PNM), the inclusion of construction work in progress in rate base, and ratemaking treatment of the “prepaid pension asset.” The August 2016 RD proposed retail customers receive 100% of the New Mexico jurisdictional portion of revenues from “refined coal” (a third-party pre-treatment process) at SJGS. The August 2016 RD did not preclude PNM from supporting the prudence of the PVNGS purchases and lease renewals in its next general rate case and seeking recovery of those costs. PNM disagreed with many of the key conclusions reached by the Hearing Examiner in the August 2016 RD and filed exceptions to defend its prudent utility investments. Other parties also filed exceptions to the August 2016 RD.

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

The NM Supreme Court did not issue a decision on the appeals related to the NM 2015 Rate Case by December 31, 2017, which was 15 months from the date of the NMPRC’s order in that case. As a result, PNM reevaluated the accounting consequences of the order in the NM 2015 Rate Case resulting in an additional pre-tax loss of $3.1 million, which represented seven months of capital cost recovery that the order disallowed and was not expected to be recovered through July 31, 2018.

During the second half of 2018, PNM updated its evaluation of the estimated time frame it would take for resolution of the matter resulting in additional pre-tax losses of $4.0 million, representing capital cost recovery that the order disallowed and that PNM estimated would not be recovered through April 30, 2019.

Since the NM Supreme Court did not issue a decision on the appeals by March 31, 2019, PNM again reevaluated the accounting consequences of the order in the NM 2015 Rate Case. As of March 31, 2019, PNM estimates the most likely period for the NM Supreme Court to issue a decision in the case and for the NMPRC to take any on any remanded issues is four months. As a result, PNM recorded an additional pre-tax loss of $1.3 million as of March 31, 2019, representing capital cost recovery that the order disallowed and will not be recovered through July 31, 2019. Further losses will be recorded if the currently estimated time frame for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues is extended.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudent and that PNM is entitled to full recovery of those investments through the ratemaking process. Although PNM believes it is reasonably possible that its appeals will be successful, it cannot predict what decision the NM Supreme Court will reach or what further actions the NMPRC will take on any issues remanded to it by the court. If PNM’s appeal is unsuccessful, PNM would record further pre-tax losses related to the capitalized costs for any unsuccessful issues. The impacts of not recovering future contributions for decommissioning would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The amounts of any such losses to be recorded would depend on the ultimate outcome of the appeal and NMPRC process, as well as the actual amounts reflected on PNM books at the time of the resolution. However, based on the book values recorded by PNM as of March 31, 2019, such losses could include:

•
The remaining costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity in excess of the recovery permitted under the NMPRC’s order; the net book value of such excess amount was $72.6 million, after considering the losses recorded to date

•
The undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity in PVNGS Unit 2 purchased by PNM in January 2016 was being leased by PNM; the net book value of these improvements was $37.6 million, after considering the losses recorded to date

•	The remaining costs to convert SJGS Units 1 and 4 to BDT; the net book value of these assets was $49.7 million, after considering the losses recorded to date

Although PNM does not believe that the likelihood of the cross-appeals being successful is probable, it is unable to predict what decision the NM Supreme Court will reach. If the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any cost recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases, aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $144.7 million (which amount includes $72.6 million that is the subject of PNM’s appeal discussed above) at March 31, 2019, after considering the losses recorded to date. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners, and “prepaid pension asset” in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have a financial impact to PNM.

PNM is unable to predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Mexico 2016 General Rate Case (“NM 2016 Rate Case”)

On December 7, 2016, PNM filed an application with the NMPRC for a general increase in retail electric rates. PNM did not include any of the costs disallowed in the NM 2015 Rate Case that are at issue in its pending appeal to the NM Supreme Court. PNM’s original application used a FTY beginning January 1, 2018 and requested an increase in base non-fuel revenues of $99.2 million based on an ROE of 10.125%. The primary drivers of PNM’s revenue deficiency included implementation of modifications to PNM’s resource portfolio, which were approved by the NMPRC in December 2015 as part of the SJGS regional haze compliance plan, infrastructure investments, including environmental upgrades at Four Corners, declines in forecasted energy sales due to successful energy efficiency programs and other economic factors, and updates to FERC/retail jurisdictional allocations.

After extensive settlement negotiations and public proceedings, the NMPRC issued a Revised Order Partially Adopting Certification of Stipulation dated January 10, 2018 (the “Revised Order”). The key terms of the Revised Order include:

•
An increase in base non-fuel revenues totaling $10.3 million, which includes a reduction to reflect the impact of the decrease in the federal corporate income tax rate and updates to PNM’s cost of debt (aggregating an estimated $47.6 million annually)

•	A ROE of 9.575%

•	Returning to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate (Note 14) to the extent attributable to PNM’s retail operations

•
Disallowing PNM’s ability to collect an equity return on its $90.1 million investment in SCRs at Four Corners and on $58.0 million of then projected capital improvements during the period July 1, 2016 through December 31, 2018, but allowing recovery of the total $148.1 million of investments with a debt-only return

•	An agreement to not implement non-fuel base rate changes, other than changes related to PNM’s rate riders, with an effective date prior to January 1, 2020

•	A requirement to consider the prudency of PNM’s decision to continue its participation in Four Corners in a future proceeding

In accordance with the settlement agreement and the NMPRC’s final order, PNM implemented 50% of the approved increase for service rendered beginning February 1, 2018 and implemented the rest of the increase for service rendered beginning January 1, 2019.

Investigation/Rulemaking Concerning NMPRC Ratemaking Policies

On March 22, 2017, the NMPRC issued an order opening an investigation and rulemaking to simplify and increase “the transparency of NMPRC rate cases by reducing the number of issues litigated in rate cases,” and provide a “more level playing field among intervenors and NMPRC staff on the one hand, and the utilities on the other.” The order posed the following questions: whether a standardized method should be established for determining ROE; should the ROE be subject to reward or penalty based on utilities meeting or failing to meet certain metrics, which could include customer complaints, outages, peak demand reductions, and RPS and energy efficiency compliance; whether recovery of utility rate case expenses should be limited to 50% unless the case is settled; whether intervenors should be allowed to recover their expenses if the NMPRC accepts their position; whether parties should have access to software used by utilities to support their positions; and how regulatory assets should be authorized and recovered. Initial comments were filed in July 2017 and several public workshops have been held. To date, no agreement has been reached. PNM cannot predict the outcome of this proceeding.

Renewable Portfolio Standard
Prior to the enactment of the ETA, the REA established a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. As discussed in Note 11, the ETA was signed into law on March 22, 2019. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also removes diversity requirements and certain customer caps and exemptions relating to the application of the RPS under the REA.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The REA provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures that utilities recover costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. Currently, the RCT is set at 3% of customers’ annual electric charges. The ETA sets a new threshold based on average annual levelized resource cost basis. PNM makes renewable procurements consistent with the NMPRC approved plans. PNM recovers certain renewable procurement costs from customers through a rate rider. See Renewable Energy Rider below.

Included in PNM’s approved procurement plans are the following renewable energy resources:

•
157 MW of PNM-owned solar-PV facilities, including 50 MW of PNM-owned solar-PV facilities approved by the NMPRC in PNM’s 2018 renewable energy procurement plan and are expected to be placed in commercial operation by the end of 2019

•	A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 204 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW

•	A PPA through 2042 for the output of the Lightning Dock Geothermal facility; the geothermal facility began providing power to PNM in January 2014; the current capacity of the facility is 15 MW

•	Solar distributed generation, aggregating 106.8 MW at March 31, 2019, owned by customers or third parties from whom PNM purchases any net excess output and RECs

•	Solar and wind RECs as needed to meet the RPS requirements

On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM requested approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018, and continuation of customer REC purchase programs and other purchases of RECs to ensure annual compliance with the RPS. The plan also sought a variance from the “other” diversity category in 2018 due to a revised production forecast of the Lightning Dock Geothermal facility in 2018. A public hearing on the application was held in September 2017. On October 17, 2017, the Hearing Examiner issued a recommended decision that PNM’s 2018 renewable energy procurement plan be approved by the NMPRC, except for the re-powering of Lightning Dock Geothermal and PNM’s request to procure 50 MW of new solar facilities. The Hearing Examiner recommended that the PPA for the output of energy from Lightning Dock Geothermal be terminated effective January 1, 2018. The Hearing Examiner also recommended that PNM be required to issue another all-renewables RFP allowing developers to utilize PNM-owned sites to construct facilities, the output from which facilities would be sold to PNM through PPAs. PNM filed exceptions contesting the Hearing Examiner’s proposals. On November 15, 2017, the NMPRC issued an order approving PNM’s plan and rejecting the Hearing Examiner’s recommendations. On November 29, 2017, NMIEC filed an appeal with the NM Supreme Court objecting to the fuel allocation methodology. On December 14, 2017, NEE filed a motion to intervene and cross-appeal objecting to the approval of the 50 MW of new solar facilities. On December 18, 2017, PNM filed a motion to intervene, which was granted. NMIEC filed a motion for a partial stay of the NMPRC order, which was denied. Briefing on NMIEC’s appeal of the fuel allocation methodology is complete. On June 20, 2018, NEE filed its Brief in Chief with the NM Supreme Court stating, among other things, that PNM’s process favored ownership of the 50 MW solar facilities compared to PPAs. PNM and the NMPRC each filed Answer Briefs on September 4, 2018 stating there is substantial evidence in the case record to support the NMPRC’s decision and that PNM’s RFP process was reasonable, complied with RPS requirements, and consistent with industry standards. NEE’s Reply Brief was filed on October 15, 2018. On May 6, 2019, the NM Supreme Court heard oral arguments on the issues of the fuel allocation methodology and the reasonableness of the RFP process. PNM cannot predict the outcome of this matter.

On June 1, 2018, PNM filed its 2019 renewable energy procurement plan. The plan meets RPS and diversity requirements for 2019 and 2020 using resources already approved by the NMPRC and did not propose any significant new procurements. PNM projects that the plan will be within the RCT in 2019 and will slightly exceed the current RCT in 2020. Public hearings were held on the case in September and October 2018. The NMPRC approved PNM’s 2019 renewable energy procurement plan on November 28, 2018.
As discussed above, the ETA removes certain customer caps and exemptions relating to the application of the RPS under the REA. As a result of these changes, PNM will be required to procure additional energy from renewable resources to meet the 20% by 2020 requirement under the RPS. PNM expects to request NMPRC approval of a PPA for wind generation capacity, which

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

would utilize the BB2 Line to deliver the power, to meet this requirement. See additional discussion below under Application For a New 345 KV Transmission Line. PNM cannot predict the outcome of this matter.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In PNM’s NM 2015 Rate Case, the NMPRC authorized continuation of the renewable rider. In its 2019 renewable energy procurement plan case, which was approved by the NMPRC on November 28, 2018, PNM proposed to collect $49.6 million for the year. The 2019 renewable energy procurement plan became effective on January 1, 2019. PNM recorded revenues from the rider of $12.7 million and $10.9 million in the three months ended March 31, 2019 and 2018.
Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2018.

Energy Efficiency and Load Management

Petition for Energy Efficiency Disincentive

PNM’s application in the NM 2016 Rate Case had requested a “lost contribution to fixed cost” mechanism to address the disincentives associated with PNM’s energy efficiency programs. In the revised stipulation to that case, PNM agreed to withdraw its proposal for such a mechanism and to address energy efficiency disincentives in a future docket. On March 2, 2018, PNM filed a petition proposing a “lost contribution to fixed cost mechanism” with substantially the same terms as those proposed in the NM 2016 Rate Case application. The Hearing Examiner issued a procedural order that included a public hearing to begin on October 30, 2018. Subsequently, the Hearing Examiner extended the deadline to file response testimony until December 19, 2018 and vacated the hearing schedule. On December 19, 2018, the Hearing Examiner approved a joint motion filed by PNM and other parties in the case to hold the proceedings in abeyance until mid-March 2019. During the 2019 New Mexico legislative session, the EUEA was amended to, among other things, include a decoupling mechanism for disincentives, preclude a reduction to a utility’s ROE based on approval of disincentive or incentive mechanisms, and to establish savings targets for the period 2021 through 2025. On May 6, 2019, PNM submitted a request to the NMPRC to dismiss this matter and indicating that PNM will propose a mechanism to address disincentives in accordance with the amended EUEA in a future general rate case filing. PNM cannot predict the outcome of this matter.

Integrated Resource Plans
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.
2014 IRP
PNM filed its 2014 IRP on July 1, 2014. On July 31, 2014, several parties requested the NMPRC to not accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the then pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources and because they asserted that the 2014 IRP did not conform to the NMPRC’s IRP rule. The NMPRC issued an order in August 2014 that docketed a case to determine whether the 2014 IRP complied with applicable NMPRC rules. The order also held the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3. On May 4, 2016, the NMPRC issued a Notice of Proposed Dismissal, stating that the docket would be closed with prejudice within thirty days unless good cause was shown why the docket should remain open. On May 31, 2016, NEE filed a request to hold the protests filed against PNM’s 2014 IRP in abeyance or to dismiss those protests without prejudice. PNM responded on June 13, 2016 and requested that the NMPRC dismiss the case with prejudice. The NMPRC has not yet acted on its Notice of Proposed Dismissal or the request filed on May 31, 2016. PNM cannot predict the outcome of this matter.

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

Protests to the 2017 IRP were filed by several parties. The issues addressed in the protests included the future of PNM’s interests in SJGS, Four Corners, and PVNGS and the timing of future procurement of renewable resources. On January 16, 2018, the Hearing Examiner issued an order setting the scope of the proceedings as the 2017 IRP’s compliance with the applicable statute and NMPRC rules. Hearings were held in June 2018. On October 26, 2018, the Hearing Examiner issued a recommended decision recommending that the NMPRC accept PNM’s 2017 IRP as compliant with the applicable statute and NMPRC rules. On December 19, 2018, the NMPRC issued a final order accepting the Hearing Examiner’s recommended decision. On January 18, 2019, the Board of the County of Commissioners for San Juan County, New Mexico, the City of Farmington, New Mexico, and other parties filed a Notice of Appeal with the NM Supreme Court regarding the NMPRC’s final order in PNM’s 2017 IRP. The due date for Statements of Issues in the appeal has been extended to May 10, 2019 at the request of appellants in the case. On January 18, 2019, NEE submitted a motion requesting the NMPRC reconsider its acceptance of PNM’s 2017 IRP and alleging informational inadequacy and deficiencies in PNM’s filing. On January 29, 2019, PNM submitted a filing to the NMPRC in response to NEE’s motion for reconsideration. In its response, PNM stated that the issues raised by NEE had already been considered and rejected by the NMPRC in its December 19, 2018 final order and that the NMPRC lacks jurisdiction over the matters because the NMPRC’s final order has been appealed to the NM Supreme Court. The NMPRC did not take action on NEE’s motion for reconsideration. On February 19, 2019, NEE filed a motion with the NM Supreme Court to intervene in the appeal and to seek remand of the matter to the NMPRC. On March 11, 2019, PNM filed its response with the NM Supreme Court stating that the NMPRC has already considered and, by operation of law, denied NEE’s motion for reconsideration. PNM cannot predict the outcome of this matter.

The NMPRC’s order concerning SJGS’ compliance with the BART requirements of the CAA required PNM to make a filing in 2018 to determine the extent to which SJGS Units 1 and 4 should continue serving PNM’s retail customers’ needs after June 30, 2022. PNM submitted its December 2018 Compliance Filing to the NMPRC on December 31, 2018 indicating that, consistent with the conclusions reached in the 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS in 2022. The December 2018 Compliance Filing and the 2017 IRP are not a final determinations of PNM’s future generation portfolio. Retiring PNM’s share of SJGS capacity will require future NMPRC approval. PNM will also be required to obtain NMPRC approval of an exit from Four Corners, which PNM will seek at an appropriate time in the future. Likewise, NMPRC approval of new generation resources through CCNs, PPAs, or other applicable filings, would be required. The outcome of these future abandonment filings and the related impact on PNM’s generation portfolio will also be significantly influenced by the recent enactment of the ETA. See Note 11. PNM cannot predict the outcome of these matters.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cost Recovery Related to Joining the EIM

The California Independent System Operator (“CAISO”) developed the Western Energy Imbalance Market (“EIM”) as a real-time wholesale energy trading market that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanded geographic footprint and the expanded potential uses for those resources.

In 2018, PNM completed a cost-benefit analysis of participating in the EIM. PNM’s analysis indicated participation in the EIM would provide substantial benefits to retail customers. On August 22, 2018, PNM filed an application with the NMPRC requesting, among other things, to recover an estimated $20.9 million of initial capital investments and authorization to establish a regulatory asset to recover an estimated $7.4 million of other expenses that would be incurred in order to join the EIM. PNM’s application proposed the regulatory asset be adjusted to provide for full recovery of such costs, including carrying charges, until the effective date of new rates in PNM’s next general rate case. PNM’s application also proposed the benefits of participating in the EIM be credited to retail customers through PNM’s existing FPPAC and that PNM would seek recovery of its costs in a future proceeding. A public hearing was held on December 12, 2018. On December 19, 2018, the NMPRC issued an order approving the establishment of a regulatory asset to recover PNM’s cost of joining the EIM. On January 17, 2019, ABCWUA filed a motion to reopen the case and to reconsider the NMPRC’s order approving the establishment of a regulatory asset. PNM submitted its response opposing reconsideration of the case on January 28, 2019. On February 6, 2019, the NMPRC issued an order granting rehearing and vacating the December 19, 2018 order. On February 27, 2019, the NMPRC issued a procedural order appointing a Hearing Examiner and requiring the Hearing Examiner to report to the NMPRC on whether the matter should be reopened. On March 18, 2019, the Hearing Examiner issued a recommended decision recommending approval of the establishment of a regulatory asset but deferring certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers. PNM filed limited exceptions to the recommended decision related to the deferral of certain reasonableness findings. The NMPRC issued a final order adopting the Hearing Examiner’s recommended decision on March 27, 2019. On April 12, 2019, PNM and other parties filed a joint motion requesting the NMPRC clarify that the quarterly benefits reports prepared by CAISO be used to determine the benefits of participating in the EIM, as well as to support the prudence of costs incurred to join the EIM. On April 24, 2019, the NMPRC issued an order granting the joint motion for clarification and indicating the CAISO quarterly benefits reports may be used in a future rate case. PNM anticipates it will begin participating in the EIM in April 2021.

Facebook, Inc. Data Center Project

As discussed in Note 17 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, in 2016, the NMPRC approved a PNM application for arrangements in connection with services to be provided to Facebook, Inc. for a data center being constructed in PNM’s service area. Facebook’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. The cost of renewable energy procured is passed through to Facebook under a rate rider. A special service rate is applied to Facebook’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources. In late 2017, PNM’s executed its initial procurement for the energy production from 30 MW of solar-PV capacity from NMRD, a 50% equity method of investee PNMR Development. Of this capacity, 10 MW began commercial operation in each of January 2018, March 2018, and May 2018.

PNM obtained NMPRC approval to enter into additional 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply renewable energy to Facebook. These PPAs include the purchase of the power and RECs from:

•	Casa Mesa Wind, LLC, a subsidiary of NextEra Energy Resources, LLC, which is located near House, New Mexico, has a total capacity of 50 MW, and became operational in November 2018

•	A 166 MW portion of the La Joya Wind Project, owned by Avangrid Renewables, LLC, which is expected to be located near Estancia, New Mexico and be operational in November 2020

•
Route 66 Solar Energy Center, LLC, a subsidiary of NextEra Energy Resources, LLC., which is expected to be located west of Albuquerque, New Mexico, have a total capacity of 50 MW, and be operational in December 2021

•
Two PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be owned and operated by NMRD. NMRD is required to obtain FERC approval of the PPAs. Subject

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to FERC approval, the first 50 MW of these facilities is expected to begin commercial operation in December 2019 and the remaining capacity is expected to begin commercial operation in June 2020.

On March 15, 2019, PNM participated with NMRD in an application requesting FERC approval of the two PPAs aggregating approximately 100 MW of capacity. PNM cannot predict if the FERC will approve this filing.

Application For a New 345 KV Transmission Line

On August 10, 2018, PNM filed an application seeking NMPRC approval of a CCN to construct and operate a 345 KV transmission line and associated facilities (the “BB2 Line”), and to determine the rate making treatment to apply to the BB2 line and related rights-of-way. In the application, PNM states that the BB2 line would run adjacent to one of PNM’s existing transmission lines and is necessary to serve additional renewable generating resources to be located in eastern New Mexico. PNM’s use of the BB2 line would benefit all customers and would include delivery of approximately 166 MW of renewable energy and RECs under a PPA, which had previously been approved by the NMPRC, from La Joya Wind. The energy and RECs from the La Joya Wind PPA would be used to a serve the needs of a data center being constructed in PNM’s service territory and the capacity and energy from the PPA will also be used to meet the system needs of all PNM customers. See additional discussion in Facebook, Inc. Data Center Project above. PNM’s application requested that the NMPRC apply standard ratemaking treatment to the estimated $85 million cost of the project resulting in a jurisdictional allocation of costs to all of PNM’s transmission and retail customers. NMPRC staff supported PNM’s proposed ratemaking treatment of the BB2 project and indicated that the capacity and energy of the La Joya PPA and related network upgrades to PNM’s transmission system would benefit all of PNM’s customers. On March 11, 2019, the Hearing Examiner assigned to the application issued a recommended decision recommending approval of the CCN and related rights-of-way but recommending the NMPRC deny PNM’s request to allocate a portion of cost of the BB2 Line to retail customers. The Hearing Examiner’s recommendation indicated the costs not recovered from retail customers be directly reimbursed to PNM by Facebook, Inc. As a result, Facebook, Inc. would be responsible for approximately 46 percent, or $39.0 million, of the estimated cost of the project. On March 20, 2019, PNM filed exceptions to the recommended decision and requested oral argument. In its filing, PNM refuted the proposed finding that the BB2 Line is not part of PNM’s overall transmission system, opposed the recommendation that approximately 46 percent of the estimated cost of the project be directly assigned to Facebook, Inc. and presented legal arguments in support of PNM’s originally proposed ratemaking treatment. On April 16, 2019, the NMPRC issued an order approving the Hearing Examiner’s recommended decision, including the requirement that PNM be directly reimbursed by Facebook, Inc. In late April 2019, PNM and other parties submitted filings with the NMPRC requesting rehearing and seeking reconsideration of the NMPRC’s decision to deny standard ratemaking treatment of the cost of the BB2 Line and associated facilities. PNM cannot predict the outcome of this matter.

TNMP

TNMP 2018 Rate Case

On May 30, 2018, TNMP filed a general rate proceeding with the PUCT (the “TNMP 2018 Rate Case”) requesting an annual increase to base rates of $25.9 million based on a requested ROE of 10.5%, a cost of debt of 7.2%, and a capital structure comprised of 50% debt and 50% equity. TNMP’s application included a request to establish new rate riders to recover Hurricane Harvey restoration, rate case, and additional vegetation management costs. The application also included the integration of revenues previously recorded under the AMS rider and collection of other unrecovered AMS investments into base rates. In 2018, TNMP recorded revenues of $20.2 million under the AMS rider. The TNMP 2018 Rate Case application also proposed to return the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers and to reduce the federal corporate income tax rate to 21%.

On December 20, 2018, the PUCT approved an unopposed settlement agreement in the case. The PUCT’s final order results in a $10.0 million annual increase to base rates. The key elements of the approved settlement include a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. As stated by the settlement agreement, the PUCT’s final order excludes certain items from rate base that were requested in TNMP’s original filing, including approximately $10.6 million of transmission investments that TNMP included in its January 2019 transmission cost of service filing, which was approved by the PUCT in March 2019. In addition, the PUCT’s final order requires TNMP to refund approximately $37.8 million of the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers over a period of five years and the remaining amount over the estimated useful lives of plant in service as of December 31, 2017; approves TNMP’s request to integrate revenues historically recorded under TNMP’s AMS rider, as well as other unrecovered AMS investments, into base rates;

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approves TNMP’s request for new depreciation rates; and approves a new rider to recover Hurricane Harvey restoration costs, net of amounts to be refunded to customers resulting from the reduction in the federal income tax rate in 2018. See Note 14. The TNMP 2018 Rate Case also resulted in a reallocation of costs between TNMP’s transmission and retail customers and other rate design changes that reallocated costs between certain demand-based customers and customers billed on a volumetric basis. New rates under the TNMP 2018 Rate Case were effective beginning January 1, 2019.

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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 8, 2016	$9.5	$1.8
March 14, 2017	30.2	4.8
September 13, 2017	27.5	4.7
March 27, 2018	32.0	0.6
March 21, 2019	111.8	14.3

Order Related to Changes in Federal Income Tax Rates

On January 25, 2018, the PUCT issued an accounting order that addresses the change in the federal corporate income tax rates on investor-owned utilities in the state of Texas. The order required investor-owned utilities to record a regulatory liability equal to the reduction in accumulated federal deferred income tax balances at the end of 2017 due to the change in the federal corporate income tax rate.

In addition, the order required that a regulatory liability be recorded to reflect the difference between revenues collected under existing rates and those that would have been collected had those rates been set reflecting federal income tax reform beginning on the date of the order (Note 14). In compliance with the PUCT order, during the three months ended March 31, 2018, TNMP reduced revenues by $1.5 million to reflect the impact of the reduction in the federal corporate income tax rate beginning January 25, 2018. As discussed above, the total amount owed for the year ended 2018 of $5.4 million was offset against TNMP’s Hurricane Harvey restoration costs as of December 31, 2018 and is being refunded to customers as a component of a new rate rider over a period of no more than five years beginning on January 1, 2019.

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

The Company enters into various lease agreements to meet its business needs and to satisfy the needs of its customers. Historically, the Company’s leases were classified as operating leases which included leases for generating capacity from PVNGS Units 1 and 2, certain rights-of-way agreements for transmission lines and facilities, vehicle and equipment leases necessary to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

construct and maintain the Company’s assets and building and office equipment leases. In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842) to provide guidance on the recognition, measurement, presentation, and disclosure of leases. Among other things, ASU 2016-02 requires that all leases be recorded on the balance sheets by recognizing a present value liability for future cash flows of the lease agreement and a corresponding right-of-use asset. The Company adopted Topic 842 on January 1, 2019, its required effective date. The Company elected to use many of the practical expedients available upon adoption of the standard. As a result, the Company will continue to classify its leases existing as of December 31, 2018 as operating leases until they expire or are modified. In addition, the Company elected the practical expedient to not reevaluate the accounting for land easements and rights-of-way agreements existing at December 31, 2018. The Company also elected the use of the practical expedient to apply the requirements of the new standard on its effective date and has not restated prior periods to conform to the new guidance. Adoption of the lease standard has a material impact on the Company’s Condensed Consolidated Balance Sheets but does not have a material impact on the Condensed Consolidated Statements of Earnings or the Condensed Consolidated Statements of Cash Flows.

Effective January 1, 2019, the Company accounts for contracts that convey the use and control of identified assets for a period of time as leases. The Company classifies leases as operating or financing by evaluating the terms of the lease agreement. Agreements under which the Company is likely to utilize substantially all of the economic value or life of the asset or which the Company is likely to own at the end of the lease term, either through purchase or transfer of ownership, are classified as financing leases. Leases not meeting these criteria are accounted for as operating leases. Agreements under which the Company is a lessor are insignificant. Leases with terms that are expected to exceed one year are recognized on the Company’s Condensed Consolidated Balance sheet by recording a lease liability and corresponding right-of-use asset. PNMR, PNM, and TNMP determine present value for their leases using their incremental borrowing rates at the commencement date of the lease or, when readily available, the rate implicit in the agreement. However, in most cases the implicit interest rate is not available in the Company’s lease agreements. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Condensed Consolidated Statements of Earnings.

PVNGS

PNM leases interests in Units 1 and 2 of PVNGS. The PVNGS leases were entered into in 1985 and 1986 and initially were scheduled to expire on January 15, 2015 for the four Unit 1 leases and January 15, 2016 for the four Unit 2 leases. Following procedures set forth in the PVNGS leases, PNM notified four of the lessors under the Unit 1 leases and one lessor under the Unit 2 lease that it would elect to renew those leases on the expiration date of the original leases. The four Unit 1 leases now expire on January 15, 2023 and the one Unit 2 lease now expires on January 15, 2024. The annual lease payments during the renewal periods aggregate $16.5 million for PVNGS Unit 1 and $1.6 million for Unit 2.

The terms of each of the extended leases do not provide for additional renewal options beyond their currently scheduled expiration dates. PNM has the option to purchase the assets underlying each of the extended leases at their fair market value or to return the lease interests to the lessors on the expiration dates. Under the terms of the extended leases, PNM has until January 15, 2020 for the Unit 1 leases and January 15, 2021 for the Unit 2 lease to provide notices to the lessors of PNM’s intent to exercise the purchase options or to return the leased assets to the lessors. PNM’s elections are independent for each lease and are irrevocable. In the proceeding addressing PNM’s 2017 IRP (Note 12), PNM agreed to promptly notify the NMPRC of a decision to extend the Unit 1 or 2 leases, or to exercise its option to purchase the leased assets at fair market value upon the expiration of leases. If PNM elects to exercise its purchase option under any of the leases, the leases provide an appraisal process to determine fair market value. If PNM elects to return the assets underlying the extended leases, PNM will retain certain obligations related to PNVGS, including costs to decommission the facility. PNM would seek to recover its undepreciated investments at the end of the PVNGS leases as well as any future obligations related to PNM’s leased capacity from NM retail customers. Any transfer of the assets underlying the leases will be required to comply with NRC licensing requirements.

On April 22, 2019, NEE and other parties, which consist primarily of environmental not-for-profit organizations, filed a joint petition for expedited investigation with the NMPRC. The joint petition requests the NMPRC open an investigation regarding PNM’s option to purchase the assets underlying the PVNGS Unit 1 and 2 leases that will expire in January 2023 and 2024. PNM cannot predict the outcome of this matter.

PNM elected to purchase the assets underlying the other three PVNGS Unit 2 leases at the end of their original lease terms. PNM and the lessors under those leases entered into agreements that established the purchase price, representing the fair market value, to be paid by PNM. On January 15, 2016, PNM paid $78.1 million to the lessor under one lease for 31.25 MW of the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

entitlement from PVNGS Unit 2 and $85.2 million to the lessors under the other two leases for 32.76 MW of the entitlement from PVNGS Unit 2. See Note 12 for information concerning the NMPRC’s treatment of the purchased assets and extended leases in PNM’s NM 2015 Rate Case, including PNM’s pending appeal to the NM Supreme Court of certain matters in the NM 2015 Rate Case.

Covenants in PNM’s PVNGS Units 1 and 2 lease agreements limit PNM’s ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors, and take title to the leased interests. If such an event had occurred as of March 31, 2019, amounts due to the lessors under the circumstances described above would be up to $161.2 million, payable on July 15, 2019 in addition to the scheduled lease payments due on July 15, 2019. In such event, PNM would record the acquired assets at the lower of their fair value or the amount paid.

Land Easements and Rights-of-Ways

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. PNM’s April 2018 payment for the amount due under the Navajo Nation right-of-way lease was $6.9 million, which included amounts due under the Consumer Price Index adjustment, and was used to determine PNM’s operating lease liability as of January 1, 2019 and is included in the table of future lease payments shown below. Changes in the Consumer Price Index subsequent to January 1, 2019 are considered variable lease payments.

Fleet Vehicles and Equipment

As of December 31, 2018, all of the Company’s leases of fleet vehicles and equipment are classified as operating leases. Historically, the Company has utilized substantially all of the economic value of its fleet and equipment leases by the end of the lease term. The Company generally has the contractual ability to return its fleet vehicle and equipment leases to the lessor after one-year provided the lessor can recover remaining amounts owed under the agreement from third-parties or through make-whole provisions in the contract but does not typically exercise this right. As a result, fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. The Company has elected to combine these fees with the lease components of the agreement. Certain of the Company’s fleet vehicle and equipment leases contain residual value guarantees. At March 31, 2019, residual value guarantees on fleet vehicle and equipment leases are $0.5 million, $1.1 million, and $1.6 million for PNM, TNMP, and PNMR.

Other

The Company holds a number of office space and office equipment leases. The Company’s current office space leases, all of which existed as of December 31, 2018, are classified as operating leases. These agreements include non-lease components for costs such as common area maintenance fees, which the Company has elected to combine with the lease component of the agreements. Certain of the Company’s office space leases are held between the Company’s consolidated subsidiaries and have been eliminated on consolidation. See Note 15. The Company’s office equipment leases are primarily for copiers and other graphics equipment. The Company classifies its office equipment leases existing as of December 31, 2018 as operating leases. Office equipment leases commencing on or after January 1, 2019 are classified as financing leases.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets, including amounts recognized upon adoption of ASU 2016-02, is presented below:

	March 31, 2019			January 1, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$137,756	$12,160	$150,426	$143,816	$12,942	$157,440
Current portion of operating lease liabilities	22,762	3,023	26,197	21,589	3,132	25,189
Long-term portion of operating lease liabilities	115,436	9,088	124,937	124,891	9,787	135,174

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2019
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$1,635	$1,268	$2,904
Accumulated depreciation	(37)	(40)	(78)
Non-utility property, net	$1,598	$1,228	$2,826

Other current liabilities	$233	$217	$450
Other deferred credits	1,083	1,006	2,089

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	March 31, 2019
	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (In years):
Operating leases	7.18	4.67	6.95
Financing leases	5.72	5.75	5.74

Weighted average discount rate:
Operating leases	3.88%	3.88%	3.88%
Financing leases	4.34%	4.55%	4.43%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information for the components of lease expense is as follows:

	Three Months Ended March 31, 2019
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Total operating lease expense	$7,231	$241	$7,611

Financing lease expense:
Amortization of right-of-use assets	66	58	125
Interest on lease liabilities	16	17	32
Total financing lease expense	82	75	157

Variable lease expense	—	—	—
Short-term lease expense	74	3	94
Total lease expense for the period	$7,387	$319	$7,862

Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ending March 31, 2019
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,452	$284	$9,891
Operating cash flows from financing leases	16	17	32
Finance cash flows from financing leases	25	33	58

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$143,816	$12,942	$157,440
Financing leases	1,635	1,268	2,904

Excluded from the lease expense and cash flow information tables above are $0.4 million, $0.7 million, and $1.1 million of capitalized operating lease costs, and less than $0.1 million of capitalized financing lease costs at PNM, TNMP, and PNMR. These capitalized costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows.

Future expected lease payments as of March 31, 2019 and December 31, 2018 are shown below:

	As of March 31, 2019
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2019	$266	$17,917	$209	$2,622	$475	$20,980
2020	344	27,045	269	2,993	613	30,555
2021	332	26,505	259	2,398	591	29,158
2022	319	26,235	249	1,846	568	28,255
2023	307	17,457	181	1,281	488	18,879
Later years	224	42,328	214	1,151	438	43,490
Total minimum lease payments	1,792	157,487	1,381	12,291	3,173	171,317
Less: Imputed interest	476	19,289	158	180	634	20,183
Lease liabilities as of March 31, 2019	$1,316	$138,198	$1,223	$12,111	$2,539	$151,134

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of December 31, 2018
	Operating leases
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Remainder of 2019	$27,691	$3,664	$31,772
2020	27,000	3,102	30,404
2021	26,462	2,324	29,012
2022	26,217	1,795	28,175
2023	17,447	1,279	18,868
Later years	42,329	1,150	43,489
Total minimum lease payments	167,146	13,314	181,720

The above tables include $9.9 million, $12.2 million, and $22.1 million for PNM, TNMP, and PNMR at March 31, 2019 and $7.5 million, $11.0 million, and $18.5 million for PNM, TNMP, and PNMR at December 31, 2018 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leases were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

(14)	Income Taxes

On December 22, 2017, comprehensive changes in United States federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the deductibility of officer compensation. During 2018, the IRS issued additional guidance related to certain officer compensation, as well as proposed regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, the IRS issued proposed regulations interpreting Tax Act amendments to depreciation provisions of the Internal Revenue Code that allow the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017. See additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.

Beginning February 2018, PNM’s NM 2016 Rate Case reflects the reduction in the federal corporate income rate, including amortization of excess deferred federal income taxes that are being returned to customers over a twenty-one year period; and reductions in the New Mexico corporate tax rate, including amortization of excess deferred state income taxes that are being returned to customers over a three-year period. On January 25, 2018, the PUCT issued an order requiring Texas utilities, including TNMP, to begin recording regulatory liabilities for the effects of the Tax Act with the stated purpose of reflecting those effects in the utility bills of Texas ratepayers. During the three months ended March 31, 2018, TNMP reduced revenue and recorded a regulatory liability of $1.5 million in accordance with the PUCT’s order. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 12.

As required under GAAP, the Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes, which includes the earnings attributable to the Valencia non-controlling interest. GAAP also provides that certain unusual or infrequently occurring items, including excess tax benefits related to stock awards, be excluded from the estimated annual effective tax rate calculation. At March 31, 2019, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2019 would be 9.42%, 11.89%, and 8.41%. The primary permanent difference is the reduction in income tax expense resulting from the amortization of excess deferred federal and state income taxes ordered by the NMPRC in PNM’s NM 2016 Rate Case and the amortization of excess deferred federal income taxes as ordered by the PUCT in TNMP’s 2018 Rate Case. During the three months ended March 31, 2019, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

by excess tax benefits related to stock awards of $0.7 million for PNMR, of which $0.5 million was allocated to PNM and $0.2 million was allocated to TNMP.

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

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Services billings:
PNMR to PNM	$26,826	$23,679
PNMR to TNMP	10,058	8,365
PNM to TNMP	75	86
TNMP to PNMR	35	35
PNMR to NMRD	41	78
Renewable energy purchases:
PNM from NMRD	625	370
Interconnection billings:
PNM to NMRD	—	—
PNM to PNMR	—	—
Interest billings:
PNMR to PNM	933	62
PNM to PNMR	72	66
PNMR to TNMP	32	8
Income tax sharing payments:
PNMR to PNM	—	—
TNMP to PNMR	—	—

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 784,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
Strategic Goals
PNMR is focused on achieving three key strategic goals:

•	Earning authorized returns on regulated businesses

•	Delivering at or above industry-average earnings and dividend growth

•	Maintaining solid investment grade credit ratings

In conjunction with these goals, PNM and TNMP are dedicated to:

•	Maintaining strong employee safety, plant performance, and system reliability

•	Delivering a superior customer experience

•	Demonstrating environmental stewardship in business operations, including transitioning to an emissions-free generating portfolio by 2040

•	Supporting the communities in their service territories

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

Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K and in Note 12.

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

•
Inclusion of the January 2016 purchase of the assets underlying three leases of capacity, totaling 64.1 MW of PVNGS Unit 2 (Note 13) at an initial rate base value of $83.7 million, compared to PNM’s request for recovery of the fair market value purchase price of $163.3 million; and disallowance of the recovery of the undepreciated costs of capitalized improvements made during the period the 64.1 MW was being leased by PNM, which costs totaled $43.8 million when the order was issued

•
Disallowance of the recovery of any future contributions for PVNGS decommissioning costs related to the 64.1 MW of capacity in PVNGS Unit 2 purchased in January 2016 and the 114.6 MW of the leased capacity in PVNGS Units 1 and 2 that were extended for eight years beginning January 15, 2015 and 2016 (Note 13)

•
Disallowance of recovery of the costs associated with converting SJGS Units 1 and 4 to BDT, which is required by the NSR permit for SJGS; PNM’s share of the costs of installing the BDT equipment was $52.3 million, $40.0 million of which PNM requested be included in rate base in the NM 2015 Rate Case

On September 30, 2016, PNM filed a notice of appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. PNM is appealing the NMPRC’s determination that PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing BDT equipment on SJGS Units 1 and 4. PNM’s appeal includes the following specific elements of the NMPRC’s order:

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

PNM evaluated the accounting consequences of the order in the NM 2015 Rate Case and the likelihood of being successful on the issues it is appealing in the NM Supreme Court as required under GAAP. The evaluation indicated it is reasonably possible that PNM will be successful on the issues it is appealing. If the NM Supreme Court rules in PNM’s favor on some or all of the issues, those issues would be remanded back to the NMPRC for further action. PNM originally estimated that it would take a minimum of 15 months from September 30, 2016 for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. Accordingly, PNM recorded pre-tax regulatory disallowances of $11.3 million representing capital cost recovery for the period October 1, 2016 through December 31, 2017 on its investments that the order disallowed, as well as amounts recorded as regulatory assets and deferred charges that the order disallowed, and which PNM did not challenge in its appeal. PNM has periodically updated its estimate of the time frame necessary to resolve these matters resulting in additional pre-tax disallowances of $3.1 million and $4.0 million being recorded in December 2017 and in the second half of 2018. Since the NM Supreme Court did not issue a decision by March 31, 2019, PNM again reevaluated its estimate of the time frame necessary to resolve the matter. As of March 31, 2019, PNM recorded additional pre-tax disallowances of $1.3 million representing additional cost recovery the order disallowed and will not be recovered from customers. PNM’s aggregate pre-tax losses of $19.7 million assumes the NM Supreme Court will issue a decision and that any remanded issues will be addressed by the NMPRC by July 31, 2019. Additional losses will be recorded if the currently estimated time frame for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues is further extended.

PNM continues to believe that the disallowed investments, which are the subject of PNM’s appeal, were prudently incurred and that PNM is entitled to full recovery of those investments through the ratemaking process. If PNM’s appeal is unsuccessful, PNM would record additional pre-tax losses related to any unsuccessful issues. The March 31, 2019 book values of PNM’s investments that the order disallowed, after considering the losses recorded to date, were $72.6 million for the 64.1 MW of purchased capacity in PVNGS Unit 2, $37.6 million for the PVNGS Unit 2 disallowed capital improvements, and $49.7 million for the BDT equipment.

PNM does not believe that the likelihood of the cross-appeals being successful is probable. However, if the NM Supreme Court were to overturn all of the issues subject to the cross-appeals and, upon remand, the NMPRC did not provide any cost recovery of those items, PNM would write-off all of the costs to acquire the assets previously leased under three leases aggregating 64.1 MW of PVNGS Unit 2 capacity, totaling $144.7 million at March 31, 2019 (which includes $72.6 million that is the subject of PNM’s appeal discussed above) after considering the losses recorded to date. The impacts of not recovering costs for the lease extensions, new coal supply contract for Four Corners, and “prepaid pension asset” in rate base would be recognized in future periods reflecting that rates charged to customers would not recover those costs as they are incurred. The outcomes of the cross-appeals regarding the FPPAC and rate design should not have a financial impact to PNM.

New Mexico 2016 Rate Case – On January 16, 2018, the NMPRC issued an order that authorized PNM to implement an increase in base non-fuel rates of $10.3 million. PNM implemented 50% of the approved increase for service rendered, rather than bills sent, beginning February 1, 2018 and implemented the rest of the increase for service rendered beginning January 1, 2019. This order was on PNM’s application for a general increase in retail electric rates (the “NM 2016 Rate Case”) filed in December 2016. PNM’s December 2016 application requested an increase in base non-fuel revenues of $99.2 million based on a FTY beginning January 1, 2018 and an ROE of 10.125%. PNM’s December 2016 application did not include a request to recover any of the costs disallowed in the NM 2015 Rate Case that are at issue in PNM’s pending appeal to the NM Supreme Court. The primary drivers of PNM’s revenue deficiency included implementation of modifications to PNM’s resource portfolio, which were approved by the NMPRC in December 2015 as part of the SJGS regional haze compliance plan, infrastructure investments, including environmental upgrades at Four Corners, declines in forecasted energy sales due to successful energy efficiency programs and other economic factors, and updates to FERC/retail jurisdictional allocations.

After extensive settlement negotiations and public proceedings, the NMPRC issued a Revised Order Partially Adopting Certification of Stipulation dated January 10, 2018 (the “Revised Order”). The key terms of the Revised Order include:

•
A revenue increase totaling $10.3 million, which includes a reduction to reflect the impact of the decrease in the federal corporate income tax rate and updates to PNM’s cost of debt (aggregating an estimated $47.6 million annually)

•	A ROE of 9.575%

•	Returning to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate (Note 14) to the extent attributable to PNM’s retail operations

•
Disallowing PNM’s ability to collect an equity return on its $90.1 million investment in SCRs at Four Corners and on $58.0 million of projected capital improvements during the period July 1, 2016 through December 31, 2018, but allowing recovery of the total $148.1 million of investments with a debt-only return

•	An agreement to not implement non-fuel base rate changes, other than changes related to PNM’s rate riders, with an effective date prior to January 1, 2020

•	A decision to defer future consideration regarding the prudency of PNM’s decision to continue its participation in Four Corners to a future proceeding

PNM implemented 50% of the approved increase for service rendered beginning February 1, 2018 and implemented the rest of the increase for service rendered beginning January 1, 2019.

TNMP 2018 Rate Case – On December 20, 2018, the PUCT approved a settlement stipulation allowing TNMP to increase annual base rates by $10.0 million based on a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. Under the approved settlement stipulation TNMP was granted authority to integrate revenues previously recorded under the AMS rider, as well as other unrecorded AMS costs, into base rates; establish a new rider to recover Hurricane Harvey restoration costs, net of amounts owed to customers as a result of the reduction in the federal corporate income tax rate in 2018; and to update depreciation rates. In addition, the approved settlement stipulation allows TNMP to refund the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers and reflects the reduction in the federal corporate income tax rate to 21%. New rates under the TNMP 2018 Rate Case became effective January 1, 2019.

TNMP’s original application, which was filed with the PUCT on May 30, 2018 (the “TNMP 2018 Rate Case”), requested an annual increase to base rates of $25.9 million based on a ROE of 10.5%, a cost of debt of 7.2%, and a capital structure comprised of 50% debt and 50% equity.

Advanced Metering – TNMP completed its mass deployment of advanced meters across its service territory in 2016 and has installed more than 242,000 advanced meters. As discussed above, beginning in 2019 the costs associated with TNMP’s AMS program are being recovered through base rates.

In February 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”), which was denied. As ordered by the NMPRC, PNM’s next energy efficiency plan filing will include a proposal for an AMI pilot project.

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

Cost Recovery Related to Joining the EIM – In 2018, PNM completed a cost-benefit analysis that indicated PNM’s participation in the California Independent System Operator (“CAISO”) Western Energy Imbalance Market (“EIM”) would provide substantial benefits to retail customers. In August 2018, PNM filed an application with the NMPRC requesting, among other things, to recover the cost of initial capital investments and authorization to establish a regulatory asset to recover other expenses that would be incurred in order to join the EIM. PNM’s application proposes recovery of the costs incurred to join the EIM would be recovered beginning on the effective date of new rates in PNM’s next general rate case and that the benefits of participating in the EIM be credited to retail customers through PNM’s existing FPPAC. A public hearing was held on December 12, 2018. On December 19, 2018, the NMPRC issued an order approving the establishment of a regulatory asset to recover PNM’s cost of joining the EIM. On January 17, 2019, ABCWUA filed a motion to reopen the case and to reconsider the NMPRC’s order approving the establishment of a regulatory asset. On February 6, 2019, the NMPRC issued an order granting rehearing and vacating the December 19, 2018 order. On February 24, 2019, Western Resource Advocates, and the Coalition for Clean and Affordable Energy filed a motion for an expedited final order, which was supported by PNM and other parties and opposed by ABCWUA.  On February 27, 2019, the NMPRC issued a procedural order requiring the Hearing Examiner to report to the NMPRC whether the matter should be reopened. On March 18, 2019, the Hearing Examiner recommended that all rate making issues, including but not limited to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs included in a regulatory asset, and the period over which costs would be charged to customers be deferred until a future case. PNM filed limited exceptions to the recommended decision. The NMPRC issued a final order adopting the Hearing Examiner’s recommended decision on March 27, 2019. On April 12, 2019, PNM and other parties filed a joint motion requesting the NMPRC clarify that the quarterly benefits reports prepared by CAISO be used to determine the benefits of participating in the EIM, as well as to support the prudence of costs incurred to join the EIM. On April 24, 2019, the NMPRC issued an order granting the joint motion for clarification and indicating the CAISO quarterly benefits reports may be used in a future rate case. PNM anticipates it will begin participating in the EIM in April 2021.

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
Delivering At or Above Industry-Average Earnings and Dividend Growth
PNMR’s strategic goal to deliver at or above industry-average earnings and dividend growth enables investors to realize the value of their investment in the Company’s business. PNMR’s current target is 5% to 6% earnings and dividend growth for the period 2019 through 2022. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.
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

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2016 to 2018 period, PNM and TNMP together invested $1,501.7 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. PNM completed installation of SNCR and BDT equipment on SJGS Units 1 and 4 in early 2016. On January 15, 2016, PNM completed the $163.3 million acquisition of 64.1 MW of capacity in PVNGS Unit 2 that had previously been leased to PNM. During 2018 and 2019, PNM will construct an additional 50 MW of PNM-owned PV facilities, which were approved by the NMPRC in PNM’s 2018 renewable energy procurement plan. The 50 MW PV facilities are expected to be placed in commercial operations by December 2019 at a cost not to exceed $73.0 million. In late 2018, PNM became the first utility to install a new type of protective relay on its high-voltage transmission lines, which help to ensure the reliability of PNM’s electrical system. On May 1, 2019, PNM executed an agreement to purchase a 165-mile 345 kV transmission line and to construct associated facilities (the “Western Spirit Line”), subject to NMPRC and FERC approval. PNM anticipates the Western Spirit line will be used to serve approximately 800 MW of new wind generation facilities in eastern New Mexico beginning in 2021. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico has the 2nd highest technical potential of the 48 contiguous states for utility scale solar photovoltaics as noted in 2015 by the National Renewable Energy Laboratory, while New Mexico is 6th for technical potential for land-based wind. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. The formation of this joint venture provides a more efficient use of PNMR’s capital to support new renewable investment opportunities while maintaining the necessary capital to support investments required by regulated jurisdictions. NMRD’s current renewable energy capacity in operation is 33.9 MW, which includes 30 MW of solar-PV facilities required to supply energy to the Facebook data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, and 2.0 MW to supply energy to the Central New Mexico Electric Cooperative. In August 2018, the NMPRC approved PNM’s request to enter into two additional 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be constructed by NMRD to supply power to Facebook. NMRD is required to obtain FERC approval of the PPAs. Subject to FERC approval, these facilities are expected to be in commercial operation by June 2020. See Note 12. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

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

•
The best mix of new resources to replace the retired coal generation would include solar energy and flexible natural gas-fired peaking capacity; the mix could include energy storage if the economics support it, and wind energy provided additional transmission capacity becomes available

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

On October 26, 2018, the Hearing Examiner issued a recommended decision recommending that the NMPRC accept PNM’s 2017 IRP as compliant with the applicable statute and NMPRC rules. On December 19, 2018, the NMPRC issued a final order accepting the Hearing Examiner’s recommended decision. On January 18, 2019, The Board of the County of Commissioners for San Juan County, New Mexico, the City of Farmington, New Mexico, and other parties filed a Notice of Appeal with the NM Supreme Court regarding the NMPRC’s final order in PNM’s 2017 IRP. The due date for Statements of Issues in the appeal has been extended to May 10, 2019 at the request of appellants in the case. On January 18, 2019, NEE submitted a motion requesting the NMPRC reconsider its acceptance of PNM’s 2017 IRP filing alleging informational inadequacy and deficiencies in PNM’s filing. On January 29, 2019, PNM submitted a filing to the NMPRC in response to NEE’s motion for reconsideration. In its response, PNM stated that the issues raised by NEE had already been considered and rejected by the NMPRC in its December 19, 2018 final order and that the NMPRC lacks jurisdiction over the matters because the NMPRC’s final order has been appealed to the NM Supreme Court. The NMPRC did not take action on NEE’s motion for reconsideration. On February 19, 2019, NEE filed a motion with the NM Supreme Court to intervene in the appeal and to seek remand of the matter to the NMPRC. On March 11, 2019, PNM filed its response to the NM Supreme Court stating that the NMPRC had already considered and, by operation of law, denied NEE’s motion for reconsideration. PNM cannot predict the outcome of this matter.

See additional discussion of PNM’s 2017 IRP and PNM’s December 2018 Compliance Filing regarding SJGS below and in Notes 11 and 12.
Environmentally Responsible Power
PNMR has a long-standing record of environmental stewardship. PNM’s environmental focus is in three key areas:

•	Developing strategies to provide reliable and affordable power while transitioning to a 100% emissions-free generating portfolio by 2040

•	Preparing PNM’s system to meet New Mexico’s increasing renewable energy requirements as cost-effectively as possible

•	Increasing energy efficiency participation

PNMR’s Sustainability Portal provides key environmental and sustainability information related to PNM’s and TNMP’s operations and is available at http://www.pnmresources.com/about-us/sustainability-portal.aspx. The portal also contains a Climate Change Report, which outlines plans to be coal-free by 2031 (subject to regulatory approval). This would further PNM’s goal to achieve a 100% emissions-free generating portfolio by 2040.

The Energy Transition Act (“ETA”)

On March 22, 2019, Senate Bill 489, known as the ETA, was signed into New Mexico state law and becomes effective on June 14, 2019. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used for purposes related to providing utility service to customers and to pay “financing costs” (as defined by the ETA). These costs may include coal mine decommissioning, plant decommissioning, and other costs that have not yet been charged to customers. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine, and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA in Note 11.

The ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. PNM cannot predict the full impact of the ETA or the outcome of its potential future generating resource abandonment and replacement filings with the NMPRC.

SJGS

December 2018 Compliance Filing – As discussed in Note 16 of the Notes to the Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, the NMPRC’s December 2015 approval for a plan to comply with the EPA’s regional haze rule at SJGS required PNM to make a filing setting forth PNM’s recommendation, along with supporting testimony and exhibits, to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after June 30, 2022 (the “December 2018 Compliance Filing”). The December 2018 Compliance Filing was required to be made before PNM entered into a binding commitment for post-2022 coal supply, but after PNM had received firm pricing and other terms for the supply of coal, unless PNM did not intend to pursue an agreement for post-2022 coal supply at SJGS.

PNM submitted the December 2018 Compliance Filing to the NMPRC on December 31, 2018 indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS (subject to future NMPRC approval) after the current SJGS CSA expires in mid-2022. The December 2018 Compliance Filing also indicates that all of the SJGS owners except for Farmington have provided written notice that they do not intend to extend the SJGS operating agreements beyond their June 30, 2022 expiration dates and that PNM has provided written notice that PNM does not intend to extend the SJGS CSA beyond June 30, 2022. The December 2018 Compliance Filing also requested the NMPRC’s December 2015 order remain closed, and that PNM anticipates it will have sufficient information by the end of the second quarter of 2019 to support a consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022 and for approval of CCNs, PPAs, or other applicable approvals, for resources to replace PNM’s capacity in SJGS. On January 30, 2019, the NMPRC approved an order initiating a proceeding and requiring PNM to submit an application for the abandonment of PNM’s share of SJGS in 2022 by March 1, 2019. On February 7, 2019, PNM filed a motion requesting the NMPRC vacate the January 30, 2019 order and extend the deadline for PNM’s abandonment filing until the end of the second quarter of 2019, which was deemed denied. On February 27, 2019, PNM filed a petition with the NM Supreme Court stating that the requirements of the January 30, 2019 order exceeded the NMPRC’s authority by, among other things, mandating PNM to make a filing that is legally voluntary, and that the order is contrary to NMPRC precedent which requires abandonment applications to also include identified replacement resources and other information that would not be available to PNM by March 1, 2019. PNM’s petition also requested the NM Supreme Court stay the January 30, 2019 order until after June 14, 2019. On March 1, 2019, the NM Supreme Court granted a temporary stay of the NMPRC’s order to consider the merits of PNM’s petition after receiving responses.  The NMPRC and NEE filed responses supporting the NMPRC’s authority to order PNM to initiate a proceeding. Other parties to the case filed responses supporting a stay of the NMPRC’s order and indicating that the abandonment filing should be subject to recently enacted changes in New Mexico state law. See additional discussion of the ETA above, and PNM’s December 2018 Compliance Filing in Note 11. PNM cannot predict the outcome of this matter.

The December 2018 Compliance Filing and the 2017 IRP are not final determinations of PNM’s future generation portfolio.  Retiring PNM’s share of SJGS would require future NMPRC approval.  PNM will also be required to obtain NMPRC approval of replacement power resources through CCN, PPA, or other applicable filings. The financial impact of an early retirement of SJGS and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the economic impact of a potential SJGS abandonment on the area surrounding the plant and related mine, as well as overall political and economic conditions in New Mexico. Furthermore, PNM’s application for the abandonment of SJGS and for associated replacement resources would be significantly influenced by the requirements of the ETA. PNM will seek full recovery of its remaining undepreciated investments and other costs necessary to retire the SJGS and for replacement resources but, due to the uncertainty in obtaining the required approvals, PNM is unable to predict the outcome of this matter.
Other Environmental Matters – In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units. Implementation of the Clean Power Plan, which was published by EPA in October 2015, is currently stayed by order of the US Supreme Court pending further proceedings before the DC Circuit. Oral argument was heard by the DC Circuit in September 2016, but the court has taken no action. On March 28, 2017, President Trump issued an Executive Order on Energy Independence.  The order sets out two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order rescinds various actions undertaken by the previous administration and directs the EPA Administrator to review and if appropriate suspend, revise, or rescind the Clean Power Plan, as well as other environmental regulations. On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan based on a legal interpretation of the

CAA under which the Clean Power Plan exceeds EPA’s statutory authority. EPA published the proposed repeal rule on October 16, 2017 and accepted public comments through April 26, 2018. On August 31, 2018, EPA published a proposed rule, informally known as the Affordable Clean Energy rule, to replace the Clean Power Plan. The Affordable Clean Energy rule proposes GHG reductions be achieved through heat-rate improvement technologies identified as Best System of Emission Reduction (“BSER”). Under the proposed rule, states would determine and propose to EPA which technologies to apply to each coal-fired EGU and establish performance standards based on the degree of emission reduction achievable through application of the selected BSER (Note 11). Also, on December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the carbon pollution standards rule issued in October 2015 for certain fossil fueled power plants. The proposal would revise the emissions standards for new, reconstructed, or modified coal-fired EGUs to make them less stringent. PNM estimates that implementation of the BART plan at SJGS, along with potentially exiting ownership in the remaining units at SJGS (as well as Four Corners), as discussed above, should provide significant steps for New Mexico to meet its ultimate compliance with Section 111(d) under the Clean Power Plan, the proposed Affordable Clean Energy rule, or any similar rule. PNM does not expect SJGS or Four Corners will be subject to the carbon pollution standards rule that EPA has proposed to revise. As discussed above and in Note 11, recent changes in New Mexico state law related to GHG emissions under the ETA may have significant impacts on SJGS and Four Corners as well as PNM’s other fossil-fueled generating resources. PNM is unable to predict the impact of these matters on its generation portfolio.
Major environmental upgrades on each of the units at SJGS have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. Because of environmental upgrades completed in 2009, SJGS has a mercury removal efficiency of 98% and mercury emissions are well below the mercury limit imposed by EPA in the 2012 Mercury and Air Toxics Standards. Although EPA published a proposal on February 7, 2019 to reconsider some of the determinations underlying those standards, EPA has not proposed to alter the standards themselves. On the contrary, EPA determined that no more stringent standards are warranted because any residual risk remaining is acceptable within the margin of safety. Therefore, EPA’s 2019 proposal should not impact SJGS. Between 2006 and 2018, SJGS has reduced emissions of NOx by 77%, SO2 by 92%, particulate matter by 88%, and mercury by 99%.
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As discussed above, PNM is also considering the use of additional energy storage capacity in the event of an early retirement of SJGS. As of March 31, 2019, PNM has 117 MW of utility-owned solar capacity. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 106.8 MW at March 31, 2019. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project was one of the first combinations of battery storage and PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. Since 2003, PNM has purchased the output from New Mexico Wind, a 204 MW wind facility, and began purchasing the output of Red Mesa Wind, an existing 102 MW wind energy center, on January 1, 2015. PNM has a 20-year agreement to purchase energy from the Lightning Dock Geothermal facility built near Lordsburg, New Mexico, which has a current capacity of 15 MW. PNM also purchases RECs as necessary to meet the RPS.
The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2018 renewable energy procurement plan meets RPS and diversity requirements for 2018 and 2019 and includes additional procurements of wind, geothermal, and solar-PV capacity. PNM’s 2019 renewable energy procurement plan meets RPS and diversity requirements for 2019 and 2020 and does not include any significant new procurements. As discussed in Note 12, the ETA removes diversity requirements and certain customer caps and exemptions relating to the application of the RPS. As a result, PNM will be required to procure additional renewable resources to meet the 20% by 2020 requirement under the RPS, which would likely be obtained through PPAs with third-parties.

As discussed in Strategic Investments above, PNM is currently purchasing the output of 30 MW of solar capacity from NMRD that is used to serve the Facebook data center. PNM entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of the power and RECs from a 50 MW wind project, which was placed in commercial operation in November 2018, a 166 MW wind project to be operational in November 2020, and a 50 MW solar project to be operational in December 2021. In August 2018, the NMPRC approved PNM’s request to enter into two additional 25-year PPAs to purchase renewable energy and

RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be constructed by NMRD to supply power to Facebook. NMRD is required to obtain FERC approval of the PPAs. Subject to FERC approval, these facilities are expected to begin commercial operation by June 2020. See Note 12.
The ETA removes certain customer caps and exemptions relating to the application of the RPS. As a result of these changes, PNM will be required to procure additional energy from renewable resources to meet the 20% by 2020 requirement under the RPS. PNM expects to request NMPRC approval of a PPA for wind generation capacity, which would utilize the BB2 Line to deliver the power, to meet this requirement. See additional discussion of these matters in Note 12.
PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS and carbon-free resource requirements.
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

PNMR has a long tradition of supporting the communities it serves in New Mexico and Texas. The Company demonstrates its core value of caring through the PNM Resources Foundation, corporate giving, employee volunteerism, and PNM’s low-income assistance programs. In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides more than $1 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop business, develop and implement environmental programs, and provide educational opportunities. PNMR also provides employee matching and volunteer grants for various purposes. In early 2018, the PNM Resources Foundation awarded five grants of $0.2 million each, to be paid over two years, to a number of not-for-profit organizations to support their efforts in areas such as assisting businesses, supporting education, and other economic development efforts. Recipients included the New Mexico State University College of Engineering, to support education for professional surveyors, Central New Mexico Community College, and other local economic organizations to support workforce and small business education programs.

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
Economic Factors
PNM – In the three months ended March 31, 2019, PNM experienced an increase in weather-normalized retail load of 1.2% compared to 2018. Economic conditions in Albuquerque have continued to improve in the first quarter of 2019 and PNM continues to experience load growth in its service areas, particularly in the industrial customer class. In 2018, Netflix, Inc., announced plans to make significant investments in production in New Mexico, and activities related to the construction of a data center by Facebook, Inc., are continuing to progress.
TNMP – In the three months ended March 31, 2019, TNMP experienced a decrease in volumetric weather-normalized retail load of 1.9% compared to 2018. Demand-based load, excluding retail transmission customers, increased 4.7% in the three months ended March 31, 2019 compared to 2018. Revised rates implemented in January 2019 re-balance charges between wholesale transmission and retail distribution customers and other changes to rate design allocate more revenues to customers billed on a volumetric basis, resulting in lower earnings in the first quarter 2019 when compared to 2018. The Texas economy continues to grow and TNMP continues to see new requests to interconnect to its system.

Results of Operations
Net earnings attributable to PNMR were $18.7 million, or $0.23 per diluted share in the three months ended March 31, 2019 compared to $15.0 million, or $0.19 per diluted share, in 2018. Among other things, earnings in the three months ended March 31, 2019 benefited from additional revenues due to the rate increases approved in PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case, higher revenues under FERC formula transmission rates and new transmission customers at PNM, increased weather and load at PNM, higher income from investment securities held in the NDT and coal mine reclamation trusts, and lower interest expense at PNM. These increases were offset by additional regulatory disallowances related to PNM’s appeal of the NMPRC’s decisions in the NM 2015 Rate Case, reduced revenues at PNM under its rate riders, lower transmission cost of service revenues as a result of a reallocation of costs in TNMP’s 2018 Rate Case, higher employee related expenses at PNM and TNMP, increased depreciation and property taxes due to increased plant in service at PNM and TNMP, as well as increased depreciation rates resulting from TNMP’s 2018 Rate Case, higher interest expense at TNMP as a result of debt issued in the second half of 2018, and lower interest income on the Westmoreland Loan at PNMR. Additional information on factors impacting results of operation for each segment is discussed below under Results of Operations.
Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million and currently expire in October 2023. Both facilities provide for short-term borrowings and letters of credit and can be extended through October 2024, subject to approval by a majority of the lenders. In addition, PNM has a $40.0 million revolving credit facility, which expires in December 2022, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2022. On February 22, 2019, PNMR Development amended its revolving credit facility to increase the capacity to $25.0 million and to extend its expiration date to February 24, 2020. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. Total availability for PNMR on a consolidated basis was $732.5 million at May 3, 2019. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures, capital contributions for PNMR Development’s 50% ownership interest in NMRD, and dividends, will total $3,627.7 million for 2019-2023, including amounts expended through March 31, 2019. The construction expenditures include estimated amounts for environmental upgrades at Four Corners, 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, and an anticipated expansion of PNM’s transmission system.

On January 18, 2019, PNM entered into the $250.0 million PNM 2019 Term Loan, which bears interest at a variable rate and must be repaid on or before July 17, 2020. Proceeds from this issuance were used to repay the PNM 2017 Term Loan, short-term borrowings under the PNM Revolving Credit Facility, and for other general corporate purposes. On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement which provides for the sale of $305.0 million aggregate principal amount of TNMP 2019 Bonds. TNMP issued $225.0 million of TNMP 2019 Bonds on March 29, 2019 (at fixed annual interest rates ranging from 3.79% to 4.06% for terms ranging from 15 to 25 years) and used a portion of the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019. TNMP will issue the remaining $80.0 million of TNMP 2019 Bonds on or before July 1, 2019 (at a fixed annual interest rate of 3.60% for a term of ten years) and will use the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other general corporate purposes.

After considering the effects of these financings, PNMR has consolidated maturities and other repayments of short-term and long-term debt aggregating $150.0 million in the period from April 1, 2019 through March 31, 2020, and an additional $525.3 million that will mature by December 31, 2020. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2019-2023 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$18.7	$15.0	$3.7
Average diluted common and common equivalent shares	80.0	80.0	—
Net earnings attributable to PNMR per diluted share	$0.23	$0.19	$0.04

The components of the change in net earnings attributable to PNMR are:

Three Months Ended
March 31, 2019
(In millions)
PNM	$11.3
TNMP	(5.3)
Corporate and Other	(2.3)
Net change	$3.7

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

The following table summarizes the operating results for PNM:

	Three Months Ended March 31,
	2019	2018	Change
	(In millions)
Electric operating revenues	$269.3	$236.2	$33.1
Cost of energy	99.3	70.8	28.5
Utility margin	170.0	165.4	4.6
Operating expenses	106.5	100.5	6.0
Depreciation and amortization	39.2	36.6	2.6
Operating income	24.3	28.3	(4.0)
Other income (deductions)	18.0	3.7	14.3
Interest charges	(18.4)	(20.8)	2.4
Segment earnings before income taxes	23.9	11.2	12.7
Income (taxes) benefit	(2.0)	0.3	(2.3)
Valencia non-controlling interest	(2.8)	(3.7)	0.9
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings	$19.0	$7.7	$11.3

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended March 31,
			Percentage
	2019	2018	Change
	(Gigawatt hours, except customers)
Residential	795.5	751.7	5.8%
Commercial	828.2	834.4	(0.7)
Industrial	250.0	205.7	21.5
Public authority	49.6	50.3	(1.4)
Economy energy service (1)	156.9	170.7	(8.1)
Other sales for resale	874.7	681.0	28.4
	2,954.9	2,693.8	9.7%
Average retail customers (thousands)	529.1	524.7	0.8%

(1) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

Operating Results – Three months ended March 31, 2019 compared to 2018

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2019
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC effective February 1, 2018 (Note 12)	$1.7
Retail customer usage/load – Weather normalized KWh sales increased 1.2% due to increased sales to residential and industrial customers	1.6
Weather – Colder weather in 2019; heating degree days were 23.8% higher	2.8
Transmission – Increase primarily due to the addition of new customers	1.1
Rate riders – Includes renewable energy, fuel clause and energy efficiency riders	(2.8)
Other	0.2
Net Change	$4.6

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2019
Change
Operating expenses:	(In millions)

Lower plant maintenance costs at Four Corners and PVNGS, offset by higher costs at SJGS and gas-fired plants	$(0.3)
Accelerated recovery of SNCR technology on SJGS Units 1 and 4	0.3
Regulatory disallowance resulting from the NMPRC’s September 28, 2016 order in PNM’s NM 2015 Rate Case (Note 12)	1.3
Higher property taxes due to increases in utility plant in service	0.4
Higher employee related, outside service, and vegetation management expenses	3.9
Other	0.4
Net Change	$6.0

Depreciation and amortization:

Increased utility plant in service	$1.7
Higher depreciation resulting from amortization of stranded costs associated with the retirement of SJGS Units 2 and 3	0.5
Other	0.4
Net Change	$2.6

Other income (deductions):

Higher gains in 2019 compared to 2018 on investment securities in the NDT and coal mine reclamation trusts	$13.7
Lower equity AFUDC	(0.2)
Higher interest income related to investment securities in the NDT and coal mine reclamation trusts, partially offset by higher trust expenses	0.6
Other	0.2
Net Change	$14.3

Interest charges:

Lower interest on $350.0 million of SUNs refinanced in May 2018	$3.9
Lower interest on $100.0 million of SUNs refinanced in August 2018	0.8
Lower debt AFUDC	(0.7)
Higher interest on term loan agreements	(0.7)
Interest on deposit by PNMR Development for potential transmission interconnections, which is offset in Corporate and Other (Note 9)	(0.9)
Net Change	$2.4

Income taxes:

Increase due to higher segment earnings before income taxes	$(3.6)
Decrease due to higher amortization of excess deferred income taxes due to higher pre-tax earnings	1.9
Increase due to lower excess tax benefits related to stock compensation awards (Note 8)	(0.5)
Other	(0.1)
Net Change	$(2.3)

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

The following table summarizes the operating results for TNMP:

	Three Months Ended March 31,
	2019	2018	Change
	(In millions)
Electric operating revenues	$80.3	$81.6	$(1.3)
Cost of energy	22.3	21.8	0.5
Utility margin	58.0	59.9	(1.9)
Operating expenses	25.2	25.0	0.2
Depreciation and amortization	20.2	16.4	3.8
Operating income	12.6	18.5	(5.9)
Other income (deductions)	0.6	1.1	(0.5)
Interest charges	(8.8)	(7.7)	(1.1)
Segment earnings before income taxes	4.4	11.9	(7.5)
Income (taxes)	(0.3)	(2.5)	2.2
Segment earnings	$4.1	$9.4	$(5.3)

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended March 31,
			Percentage
	2019	2018	Change
Volumetric load (1) (GWh)
Residential	618.7	656.8	(5.8)%
Commercial and other	7.9	8.0	(1.3)
Total volumetric load	626.6	664.8	(5.7)%
Demand-based load (2) (MW)	4,721.9	4,310.2	9.6%
Average retail consumers (thousands) (3)	253.8	250.1	1.5%

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

Operating Results – Three months ended March 31, 2019 compared to 2018

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2019
Change
Utility margin:	(In millions)

Retail rate relief – TNMP 2018 Rate Case retail rate increase effective January 1, 2019, including integration of amounts previously recovered in the AMS rate rider and the impact of rate design changes between customer classes (Note 12)	$1.2
Transmission rate relief - Decrease in transmission cost of service rates primarily resulting from the TNMP 2018 Rate Case	(2.5)
Retail customer usage/load – Weather normalized KWh sales decreased 1.9%; the average number of retail consumers increased 1.5%	(0.4)
Demand-based customer usage/load - Higher demand-based revenues for large commercial and industrial customers; billed demand excluding retail transmission customers increased 4.7%.	0.7
Weather – Milder weather in 2019; heating degree days were 18.6% lower in January 2019 resulting from unusually cold weather in January 2018	(0.9)
Net Change	$(1.9)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2019
Change
Operating expenses:	(In millions)

Higher employee related expenses	$0.9
Higher capitalization of administrative and general expenses due to higher construction expenditures	(0.7)
Higher property taxes due to increased utility plant in service	0.4
Lower vegetation management expenses	(0.3)
Other	(0.1)
Net Change	$0.2

Depreciation and amortization:

Increased utility plant in service	$1.1
Higher depreciation rates approved in the TNMP 2018 Rate Case	2.3
Higher amortization of AMS and Hurricane Harvey regulatory assets approved in the TNMP 2018 Rate Case (Note 12)	0.5
Other	(0.1)
Net Change	$3.8

Other income (deductions):

Lower equity AFUDC	$(0.2)
Lower CIAC	(0.1)
Other	(0.2)
Net Change	$(0.5)

Three Months Ended March 31, 2019
Change
Interest charges:	(In millions)

Increase due to issuance of $60.0 million of long-term debt in June 2018	$(0.6)
Increase due to issuance of $20.0 million term loan in July 2018 and $15.0 million in December 2018	(0.3)
Other	(0.2)
Net Change	$(1.1)

Income taxes:

Decrease due to lower segment earnings before income taxes	$1.6
Decrease due to amortization of excess deferred federal income taxes (Note 14)	0.7
Increase due to lower excess tax benefits related to stock compensation awards	(0.1)
Net Change	$2.2

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2019	2018	Change
	(In millions)
Electric operating revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(5.8)	(5.0)	(0.8)
Depreciation and amortization	5.9	5.7	0.2
Operating income (loss)	(0.2)	(0.7)	0.5
Other income (deductions)	(0.8)	1.7	(2.5)
Interest charges	(4.5)	(4.5)	—
Segment earnings (loss) before income taxes	(5.4)	(3.5)	(1.9)
Income (taxes) benefit	1.0	1.3	(0.3)
Segment earnings (loss)	$(4.4)	$(2.1)	$(2.3)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The change in depreciation and amortization expense primarily relates to additions to computer software. Substantially all depreciation and amortization expense and other income (deductions) are offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three months ended March 31, 2019 compared to 2018

The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2019
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan	$(1.7)
Increase in donations and other contributions	(0.5)
Other	(0.3)
Net Change	$(2.5)

Interest charges:

Issuance of $300.0 million PNMR 2018 SUNs in March 2018	$(1.8)
Issuance of $90.0 million PNMR Development Term Loan in November 2018	(0.8)
Lower short-term borrowings	0.5
Repayment of $150.0 million PNMR 2015 Term Loan in March 2018	0.7
Repayment of the BTMU Term Loan in May 2018	0.6
Elimination of intercompany interest (Note 9)	0.9
Other	(0.1)
Net Change	$—

Income taxes:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$(1.0)
Decrease due to larger segment loss before income taxes	0.5
Other	0.2
Net Change	$(0.3)

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2019 compared to March 31, 2018 are summarized as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(In millions)
Net cash flows from:
Operating activities	$104.7	$78.9	$25.8
Investing activities	(151.9)	(119.2)	(32.7)
Financing activities	225.2	40.1	185.1
Net change in cash and cash equivalents	$178.0	$(0.2)	$178.2
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

Cash Flows from Investing Activities
The changes in PNMR’s cash flows from investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities also include purchases and sales of investment securities in the NDT and coal mine reclamation trusts, including activity to rebalance the investment portfolio in early 2018. In addition, cash flows from investing activities include activity related to the Westmoreland Loan, which was paid in full in May 2018, and NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Three Months Ended March 31,
	2019	2018	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(40.6)	$(18.0)	$(22.6)
Transmission and distribution	(29.2)	(33.0)	3.8
Four Corners SCRs	—	(3.8)	3.8
Nuclear fuel	(6.1)	(6.9)	0.8
	(75.9)	(61.7)	(14.2)
TNMP:
Transmission	(27.5)	(23.2)	(4.3)
Distribution	(31.1)	(26.8)	(4.3)
	(58.6)	(50.0)	(8.6)
Corporate and Other:
Computer hardware and software	(7.4)	(6.0)	(1.4)
	(7.4)	(6.0)	(1.4)
Total cash (outflows) for additions to utility plant	$(141.9)	$(117.7)	$(24.2)

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$74.5	$626.7	$(552.2)
Purchases of investment securities	(77.4)	(628.9)	551.5
Principal payments on the Westmoreland Loan	—	5.6	(5.6)
Investments in NMRD	(7.0)	(5.0)	(2.0)
Other, net	(0.1)	0.1	(0.2)
Total cash (outflows) from investing activities	$(151.9)	$(119.2)	$(32.7)

Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•	Short-term borrowings decreased $12.1 million in 2019 compared to a decrease of $66.7 million in 2018, resulting in a net increase in cash flows from financing activities of $54.6 million

•	In 2019, PNM borrowed $250.0 million under the PNM 2019 Term Loan and used the proceeds to repay the $200.0 million PNM 2017 Term Loan

•	In 2019, TNMP issued $225.0 million of TNMP 2019 Bonds

Financing Activities

See Note 7 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K and Note 9 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. The Company’s ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•	Ability to earn a fair return on equity

•	Results of operations

•	Ability to obtain required regulatory approvals

•	Conditions in the financial markets

•	Credit ratings

Each of the Company’s revolving credit facilities and term loans contain a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR and PNMR Development agreements, this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities and term loans generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. The Company is in compliance with its debt covenants.

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which WSJ LLC is required to post in connection with permits relating to the operation of the San Juan mine (Note 11).

On January 18, 2019, PNM entered into a $250.0 million term loan agreement (the “PNM 2019 Term Loan”) among PNM, the lenders identified therein, and U.S. Bank N.A., as administrative agent. PNM used the proceeds of the PNM 2019 Term Loan to repay the PNM 2017 Term Loan, to reduce short-term borrowings under the PNM Revolving Credit Facility, and for general corporate purposes. The PNM 2019 Term Loan bears interest at a variable rate and must be repaid on or before July 17, 2020.

On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement with institutional investors for the sale of $305.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the “TNMP 2019 Bonds”) offered in private placement transactions. Under the TNMP 2019 Bond Purchase Agreement, TNMP issued $225.0 million of the TNMP 2019 Bonds on March 29, 2019 (at fixed annual interest rates ranging from 3.79% to 4.06% for terms ranging from 15 to 25 years) and used the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019, as well as to repay borrowings under the TNMP Revolving Credit Facility and for general corporate purposes. TNMP will issue the remaining $80.0 million of the TNMP 2019 Bonds on or before July 1, 2019 (at a fixed annual interest rate of 3.60% for a term of ten years) and will use the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other general corporate purposes. The issuance of the remaining TNMP 2019 Bonds is subject to the satisfaction of customary conditions, and the TNMP 2019 Bonds are subject to continuing compliance with the representations, warranties and covenants of the TNMP 2019 Bond Purchase Agreement. The terms of the TNMP 2019 Bonds contain customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP will have the right to redeem any or all of the TNMP 2019 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium. In accordance with GAAP, borrowings under the $172.3 million 9.50% TNMP first mortgage bonds are reflected as being long-term in the Condensed Consolidated Balance Sheets at December 31, 2018 since TNMP demonstrated its intent and ability to re-finance the agreement on a long-term basis. These bonds are reflected in current maturities of long-term debt on the Condensed Consolidated Balance Sheets at March 31, 2019 since the proceeds from the issuance of $225.0 million of TNMP 2019 Bonds, net of amounts used to repay short-term debt, are reflected in cash and cash equivalents.

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

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock, and capital contributions for PNMR Development’s 50% ownership interest in NMRD. Key activities in PNMR’s current construction program include:

•	Upgrading generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through March 31, 2019, are:

	2019	2020-2023	Total
	(In millions)
Construction expenditures	$604.5	$2,495.1	$3,099.6
Capital contributions to NMRD	29.9	33.6	63.5
Dividends on PNMR common stock	92.4	369.6	462.0
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$727.3	$2,900.4	$3,627.7
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include $60.0 million for 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, and approximately $125.0 million in 2019-2020 for anticipated expansions of PNM’s transmission system. Also included in the table above is a net amount of approximately $285 million in 2021 for PNM’s May 1, 2019 agreement to purchase a 165-mile 345 kV transmission line and to construct associated facilities (the “Western Spirit Line”), subject to NMPRC and FERC approval. PNM anticipates the Western Spirit line will be used to serve approximately 800 MW of new wind generation facilities in eastern New Mexico. Not included in the table above are potential incremental expenditures for replacement resources related to the planned shutdown of SJGS Units 1 and 4 in 2022. PNM will be required to file CCN applications or submit other filings with the NMPRC for approval to shut down SJGS and for related replacement resources. See Note 11 and 12. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the three months ended March 31, 2019, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. As discussed above, on February 26, 2019 TNMP entered into the TNMP 2019 Bond Purchase Agreement providing for the issuance of an aggregate of $305.0 million of TNMP 2019 Bonds. TNMP issued $225.0 million of the TNMP 2019 Bonds on March 29, 2019 and used a portion of the proceeds from that issuance to repay TNMP’s $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019. TNMP will issue the remaining $80.0 million of TNMP 2019 Bonds on or before July 1, 2019 and will use the proceeds from that issuance to repay borrowings under the TNMP Revolving Credit Facility and for other general corporate purposes. In addition, the $150.0 million PNMR 2018 One-Year term loan will mature in December 2019. Note 7 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. The Company anticipates that funds to repay long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under the revolving credit facilities, issuance of new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
Liquidity
PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility. The PNMR and PNM facilities currently expire on October 22, 2023 but can be extended through October 2024, subject to approval by a majority of the lenders. The $75.0 million TNMP Revolving Credit Facility matures in September 2022. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

On February 22, 2019 PNMR Development amended its revolving credit facility to increase the capacity to $25.0 million and to extend the term until February 24, 2020. The facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities (Note 1).

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

	Three Months Ended March 31, 2019
Range of Borrowings	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$40.0
PNM 2017 New Mexico Credit Facility	—	10.0
TNMP Revolving Credit Facility	—	45.5
PNMR Revolving Credit Facility	20.0	71.1
PNMR Development Revolving Credit Facility	6.0	11.6
At March 31, 2019, the average interest rates were 3.74% for the PNMR Revolving Credit Facility, 3.24% for the PNMR 2018 One-Year Term Loan, and 3.49% for the PNMR Development Revolving Credit Facility.
The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements during the 2019-2023 period. This could include new debt and/or equity issuances. The Company anticipates utilizing an at-the-market equity issuance program, or other program such as mandatory convertible securities, to raise equity beginning in 2020 to partially fund capital requirements. The Company also expects to issue new debt periodically to fund capital investments. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements. However, if difficult market conditions return, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.
Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2018 Annual Reports on Form 10-K. As of May 3, 2019, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Corporate rating	BBB+	BBB+	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB	BBB+	*
Preferred stock	*	BBB-	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	Baa3	Baa2	*
* Not applicable

Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. On January 16, 2018, S&P changed the outlook for PNMR, PNM, and TNMP from stable to negative while affirming the ratings above for all the entities. On June 29, 2018, Moody’s changed the ratings outlook for PNMR and PNM from positive to stable, maintained the stable outlook for TNMP, and affirmed the long-term credit ratings of each entity. The ultimate outcomes from PNM’s NM 2015 Rate Case, including the pending appeal before the NM Supreme Court, as discussed in Note 12, could affect both the outlook and credit ratings. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of May 3, 2019 is as follows:

	PNM	TNMP	PNMR Separate	PNMR Development	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$400.0	$75.0	$300.0	$25.0	$800.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$25.0	$840.0

Amounts outstanding as of May 3, 2019:
Revolving credit facility	$—	$29.2	$55.9	$15.1	$100.2
PNM 2017 New Mexico Credit Facility	—	—	—	—	—
Letters of credit	2.5	0.1	4.7	—	7.3
Total short-term debt and letters of credit	2.5	29.3	60.6	15.1	107.5

Remaining availability as of May 3, 2019	$437.5	$45.7	$239.4	$9.9	$732.5
Invested cash as of May 3, 2019	$9.0	$—	$0.9	$—	$9.9
In addition to the above, PNMR has $30.3 million of letters of credit outstanding under the JPM LOC Facility. The above table excludes intercompany debt. As of May 3, 2019, PNM and TNMP had no intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires in March 2021. PNM has a shelf registration statement for up to $475.0 million of senior unsecured notes that expires in May 2020.
Off-Balance Sheet Arrangements
PNMR’s off-balance sheet arrangements include PNM’s operating leases for portions of PVNGS Units 1 and 2. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A – Off-Balance Sheet Arrangements and Notes 7 and 9 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, as well as Note 13.
Commitments and Contractual Obligations
PNMR, PNM, and TNMP have contractual obligations for long-term debt, operating leases, construction expenditures, purchase obligations, and certain other long-term obligations. See MD&A – Commitments and Contractual Obligations in the 2018 Annual Reports on Form 10-K.

Contingent Provisions of Certain Obligations
As discussed in the 2018 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include operating lease obligations as debt.

	March 31, 2019	December 31, 2018
PNMR
PNMR common equity	36.3%	38.6%
Preferred stock of subsidiary	0.2	0.3
Long-term debt	63.5	61.1
Total capitalization	100.0%	100.0%
PNM
PNM common equity	45.3%	45.6%
Preferred stock	0.4	0.4
Long-term debt	54.3	54.0
Total capitalization	100.0%	100.0%
TNMP
Common equity	45.5%	53.9%
Long-term debt	54.5	46.1
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY
Climate Change Issues

Background
For the past several years, management has identified multiple risks and opportunities related to climate change, including potential environmental regulation, technological innovation, and availability of fuel and water for operations, as among the most significant risks facing the Company. Accordingly, these risks are overseen by the full Board in order to facilitate more integrated risk and strategy oversight and planning. Board oversight includes understanding the various challenges and opportunities presented by these risks, including the financial consequences that might result from enacted and potential federal and/or state regulation of GHG; plans to mitigate these risks; and the impacts these risks may have on the Company’s strategy. In addition, the Board approves certain procurements of environmental equipment, grid modernization technologies, and replacement generation resources.
Management is also responsible for assessing significant risks, developing and executing appropriate responses, and reporting to the Board on the status of risk activities. For example, management periodically updates the Board on the implementation of corporate environmental policy, and the Company’s environmental management systems, including the promotion of energy efficiency programs, and the use of renewable resources.  The Board is also informed of the Company’s practices and procedures to assess the impacts of operations on the environment. The Board considers issues associated with climate change, the Company’s GHG exposures, and the financial consequences that might result from enacted and potential federal and/or state regulation of GHG. Management has published, with Board oversight, a Climate Change Report available at http://www.pnmresources.com/about-us/sustainability-portal.aspx, that details PNM’s efforts to transition to an emissions-free generating portfolio by 2040.

As part of management’s continuing effort to monitor climate-related risks and opportunities, the Company is evaluating different climate change disclosure frameworks, including the framework created by the Task Force on Climate-related Financial Disclosures and a framework created by Edison Electric Institute. The Company is also participating in an Electric Power Research Institute project that is analyzing climate change scenarios and GHG goal setting.

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
PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. See Note 12. As described in Note 16 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54%, reflecting a reduction of 41% of GHG from the Company’s owned interests in SJGS, below 2005 levels. On December 31, 2018, PNM submitted a compliance filing notifying the NMPRC that, consistent with the conclusions reached in the 2017 IRP, PNM’s customers would benefit from the retirement of SJGS in 2022. In addition, as discussed in Note 12, PNM’s 2017 IRP also indicates exiting ownership in Four Corners in 2031 would provide long-term cost savings to its customers. If approved by the NMPRC, retiring PNM’s share of SJGS and exiting participation in Four Corners would further reduce PNM’s GHG. PNM owns utility-scale solar generation in commercial operation with a total generation capacity of 117 MW as of March 31, 2019. Since 2003, PNM has purchased the entire output of New Mexico Wind, which has a contract capacity of 204 MW, and, since January 2015, has purchased the full output of Red Mesa Wind, which has an aggregate capacity of 102 MW. PNM has a 20-year PPA for the output of Lightning Dock Geothermal, which began providing power to PNM in January 2014. The current capacity of the geothermal facility is 15 MW. On November 15, 2017 the NMPRC approved PNM’s 2018 renewable energy procurement plan. As a result, PNM will acquire an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; and PNM will construct 50 MW of new solar facilities in 2018 and 2019. Additionally, PNM began purchasing renewable energy from 30 MW of solar-PV facilities owned by NMRD in 2018 and, subject to FERC approval, will purchase an additional 100 MW of capacity from solar-PV facilities to be owned by NMRD in 2019 and 2020 to supply power to a data center being constructed in PNM’s service territory (Note 12). In December 2018, PNM began purchasing 50 MW of renewable energy from Casa Mesa Wind, which is also being used to support the data center in PNM’s service territory. PNM also has a customer distributed solar generation program that represented 106.8 MW at March 31, 2019. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 213.6 GWh. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative annual savings from these programs were approximately 653 GWh of electricity in 2018. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 7,700 GWh of electricity, which will avoid at least 4.2 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in demand for electricity, and complex relationships between those variables.
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
PNM’s service areas occasionally experience periodic high winds, forest fires, and severe thunderstorms. TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and other extreme weather conditions. In addition to potentially causing physical damage to Company-owned facilities, which disrupts the ability to transmit and/or distribute energy, weather and other events of nature can temporarily reduce customers’ usage and demand for energy. In addition, other events influenced by climate change, such as wildfires, could disrupt Company operations or result in third-party claims against the Company.
EPA Regulation

In April 2007, the US Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding for GHG from new motor vehicles, stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule was to “tailor” the applicability of two programs, the PSD construction permit and Title V operating permit programs, to avoid impacting millions of small GHG emitters. On June 23, 2014, the US Supreme Court found EPA lacked authority to “tailor” the CAA’s unambiguous numerical thresholds of 100 or 250 tons per year, and thus held EPA may not require a source to obtain a PSD permit solely on the basis of its potential GHG. However, the court upheld EPA’s authority to apply the PSD program for GHG to “anyway” sources - those sources that have to comply with the PSD program for other non-GHG pollutants.
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
EPA’s Carbon Pollution Standards for new sources (those constructed after January 8, 2014) established separate standards for gas and coal-fired units. The standards reflect the degree of emission limitation achievable through the application of what EPA determined to be the BSER demonstrated for each type of unit. For newly constructed and reconstructed base load natural gas-fired stationary combustion turbines, EPA finalized a standard based on efficient natural gas combined cycle technology. The final standards for coal-fired power plants vary depending on whether the unit is new, modified, or reconstructed, but the new unit standards were based on EPA’s determination that the BSER for new units was partial carbon recapture and sequestration. The final Clean Power Plan established numeric “emission standards” for existing electric generating units - one for “fossil-steam” units (coal and oil-fired units) and one for natural gas-fired units (combined cycle only). The emission standards are based on emission reduction opportunities that EPA deemed achievable using technical assumptions for three “building blocks”: efficiency improvements at coal-fired EGUs, displacement of affected EGUs with renewable energy, and displacement of coal-fired generation with natural gas-fired generation.
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
On December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the Carbon Pollution Standards rule published in October 2015 for new, reconstructed, or modified coal-fired EGUs. The proposed rule would revise the standards for new coal-fired EGUs based on the revised BSER as the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units), instead of partial carbon recapture and sequestration, which results in less stringent CO2 emission performance standards for new units. EPA has also proposed revisions to the standards for reconstructed and modified fossil-fueled power plants to align with the proposed standards for new units. EPA is not proposing any changes nor reopening the standards of performance for newly constructed or reconstructed stationary combustion turbines. Comments on the proposal were due on March 18, 2019.
PNM is unable to predict the impact to the Company of these proposed rulemakings. If a future regulation limiting or otherwise reducing GHG from fossil-fueled EGUs is adopted, such regulations could impact PNM’s existing and future fossil-fueled EGUs. The proposed Carbon Pollution Standards rule could also impact PNM’s generation fleet to the extent any EGUs qualify as new, reconstructed, or modified, although that rule remains under review by EPA and the DC Circuit.
Federal Legislation

Prospects for enactment in Congress of legislation imposing a new or enhanced regulatory program to address climate change are unlikely in 2019.  Although the new democratic leadership in the U.S. House of Representatives may soon begin to reconsider proposals for legislation aimed at addressing climate change, such legislation is unlikely to pass the republican controlled U.S. Senate or be signed by the President.
State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  In its 2017 IRP, PNM analyzed resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 and for scenarios that assumed SJGS will cease operations by the end of 2022 as discussed in Note 12. The key findings of the 2017 IRP include that exiting SJGS in 2022 would provide long-term economic benefits to PNM’s customers and that PNM exiting its ownership interest in Four Corners in 2031 would also save customers money. The materials presented in the IRP process are available at www.pnm.com\irp. See additional discussion of PNM’s December 2018 Compliance filing in Note 11, which indicates PNM plans to retire SJGS after the SJGS CSA expires in mid-2022.
On March 22, 2019, Senate Bill 489, known as the Energy Transition Act (“ETA”) was signed into New Mexico state law and becomes effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “financing costs” (as defined by the ETA). These costs may include coal mine decommissioning, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under an NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resource to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA in Note 11. The effectiveness of the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. PNM cannot predict the full impact of the ETA or the outcome of its potential future generating resource abandonment filings with the NMPRC.
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
On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by 197 parties, requires that countries submit Intended Nationally Determined Contributions (“INDCs”). INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The United States INDC is part of an overall effort by the former administration to have the United States achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry is a key element of its INDC and is based on EPA’s final GHG regulations for new, existing, and modified and reconstructed sources. The United States is one of several nations that offered INDCs.  Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016.  On June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement. In his public statement, he indicated that the United States would “begin negotiations to reenter either the Paris Accord or a .... new transaction on terms that are fair to the United States, its businesses, its workers, its people, its taxpayers.” The United States continues to hold the position that it will withdraw from the Paris Agreement unless it can negotiate better terms. The earliest date that the United States could give formal notification of its withdrawal is November 4, 2020. In the interim, the United States continues to participate in international climate negotiations. It is uncertain if the United States will choose to pursue a transition to a low-carbon economy using a pathway that aligns with the Paris Agreement to keep global temperature rise to below two degrees Celsius (the “2 Degree Scenario”) above pre-industrial levels or in connection with other regulation or legislation. PNM has not conducted a 2 Degree Scenario analysis but is participating in the Electric Power Research Institute program, “Understanding Climate Change Scenarios and Goal-setting Activities”. PNM has also calculated GHG reductions that would result from implementation of the 2017 IRP scenarios that assume PNM would retire its share of the SJGS in 2022 and would exit from Four Corners in 2031. In addition, as an investor-owned utility operating in the state of New Mexico, PNM will be required to comply with the recently enacted ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. As discussed above, PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. The requirements of the ETA and the Company’s goal compare favorably to the 26% - 28% by 2025 United States INDC and the former administration’s effort to achieve an 80% reduction in carbon emissions by 2050. As discussed in Note 16, retiring PNM’s share of SJGS capacity and exiting Four Corners would require NMPRC approval of abandonment filings, which PNM would make at appropriate times in the future.
PNM will continue to monitor the United States’ and other parties’ involvement in international accords, but the potential impact that such accords may have on the Company cannot be determined at this time.

Assessment of Legislative/Regulatory Impacts

The Company has assessed, and continues to assess, the impacts of climate change legislation and regulation on its business.  This assessment is ongoing and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding specific GHG limits; the timing of implementation of these limits; the possibility of a market-based trading program, including the associated costs and the availability of emission credits or allowances; the development of emission reduction and/or renewable energy technologies; and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions are, at best, preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation or regulation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Note 11.  While PNM currently expects the planned retirement of SJGS in 2022 (subject to NMPRC approval) will provide savings to customers, the ultimate consequences of climate change and environmental regulation could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is too preliminary and speculative at this time for a meaningful prediction of the long-term financial impact.
Transmission Issues

At any given time, FERC has various notices of inquiry and rulemaking dockets related to transmission issues pending. Such actions may lead to changes in FERC administrative rules or ratemaking policy but have no time frame in which action must be taken or a docket closed with no further action. Further, such notices and rulemaking dockets do not apply strictly to PNM but will have industry-wide effects in that they will apply to all FERC-regulated entities. PNM monitors and often submits comments taking a position in such notices and rulemaking dockets or may join in larger group responses. PNM often cannot determine the full impact of a proposed rule and policy change until the final determination is made by FERC and PNM is unable to predict the outcome of these matters.

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

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Reform Act”), enacted in July 2010, includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading facility. It also includes provisions related to swap transaction reporting and record keeping and may impose margin requirements on swaps that are not centrally cleared. The United States Commodity Futures Trading Commission (“CFTC”) has published final rules defining several key terms related to the act and has set compliance dates for various types of market participants. The Dodd-Frank Reform Act provides exemptions from certain requirements, including an exception to the mandatory clearing and swap facility execution requirements for commercial end-users that use swaps to hedge or mitigate commercial risk.  PNM has elected the end-user exception to the mandatory clearing requirement. PNM expects to be in compliance with the Dodd-Frank Reform Act and related rules within the time frames required by the CFTC. However, as a result of implementing and complying with the Dodd-Frank Reform Act and related rules, PNM’s swap activities could be subject to increased costs, including from higher margin requirements. The Trump Administration has indicated that the provisions of the Dodd-Frank Reform Act will be reviewed, and certain regulations may be rolled back, but no formal action has been taken yet. At this time, PNM cannot predict the ultimate impact the Dodd-Frank Reform Act may have on PNM’s financial condition, results of operations, cash flows, or liquidity.

Other Matters

See Notes 11 and 12 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters. See Note 1 for a discussion of accounting pronouncements that have been issued but are not yet effective and have not been adopted by the Company.

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

As of March 31, 2019, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2018 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impacts of the NMPRC orders in PNM’s NM 2015 Rate Case, the appeal of that order, the NM 2016 Rate Case and related deferral of the issue of the prudence of PNM’s decision to continue participation in Four Corners to PNM’s next general rate case and recovery of PNM’s investments in that plant, any actions resulting from PNM’s December 2018 Compliance Filing, which indicates PNM intends to retire its share of SJGS in 2022 (subject to future NMPRC approval), including the impacts of the recently signed ETA, and/or the conclusions reached in PNM’s 2017 IRP (collectively, the “Regulatory Proceedings”) and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs of operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions

•
The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the Regulatory Proceedings and supporting forecasts utilized in future test year rate proceedings

•
Uncertainty regarding what actions PNM may take with respect to the generating capacity in PVNGS Units 1 and 2 that is under lease at the expiration of the lease terms in 2023 and 2024, or upon the occurrence of certain specific events, as well as the related treatment for ratemaking purposes by the NMPRC

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the 2022 scheduled expiration of the operational and fuel supply agreements for SJGS, the outcome of PNM’s December 2018 Compliance Filing, including the impacts of the recently signed ETA, the results of PNM’s 2017 IRP filing, which indicates that PNM’s customers would benefit from PNM’s exit from Four Corners in 2031, including regulatory recovery of undepreciated investments in the event the NMPRC orders generating facilities be retired

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the ultimate outcomes of the Regulatory Proceedings

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand

•
The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of the Regulatory Proceedings

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

•	State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including pending guidance related to the Tax Act, and other matters

•
Risks related to climate change, including potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the impacts of the recently signed ETA

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

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, and TNMP’s 2018 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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

The PNMR website includes a link to PNMR’s Sustainability Portal, www.pnmresources.com/about-us/sustainability-portal.aspx. This portal provides access to key sustainability information, including a Climate Change Report, related to the operations of PNM and TNMP and reflects PNMR’s commitment to do business in an ethical, open, and transparent manner, and outlines PNM’s plans (subject to NMPRC approval) to exit all coal-fired generation by 2031, reach 70% emissions-free generation by 2032, and reach 100% emissions-free generation by 2040.

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts, other than those that do not meet the definition of a derivative under GAAP, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

	Three Months Ended
	March 31,
	2019	2018
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$(94)	$(94)
Amount realized on contracts delivered during period	28	26
Changes in fair value	—	2
Net mark-to-market change recorded in earnings	28	28
Net change recorded as regulatory assets and liabilities	2	(175)
Net fair value at end of period	$(64)	$(241)
All of the fair values as of March 31, 2019 were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle in 2019.

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

Schedule of Credit Risk Exposure
March 31, 2019
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$2,644	1	$773
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	2,100	3	1,755
Non-investment grade	—	—	—
Total	$4,744		$2,528

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At March 31, 2019, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of March 31, 2019 was $0.8 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.4%, or $72.6 million if interest rates were to decline by 50 basis points from their levels at March 31, 2019. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At May 3, 2019, PNMR, PNM, TNMP, and PNMR Development had short-term debt outstanding of $55.9 million, zero, $29.2 million, and $15.1 million under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, $75.0 million for TNMP, and $25.0 million for PNMR Development. PNM had no borrowings under the $40.0 million PNM 2017 New Mexico Credit Facility at May 3, 2019. The revolving credit facilities, the PNM 2017 New Mexico Credit Facility, the $150.0 million PNMR 2018 One-Year Term Loan, the $50.0 million PNMR 2018 Two-Year Term Loan, the $90.0 million PNMR Development Term Loan, the $250.0 million PNM 2019 Term Loan, and the $35.0 million TNMP 2018 Term Loan bear interest at variable rates. On May 3, 2019, interest rates on borrowings averaged 3.73% for the PNMR Revolving Credit Facility, 3.23% for the PNMR 2018 One-Year Term Loan, 3.29% for the PNMR 2018 Two-Year Term Loan, 3.28% for the PNMR Development Term Loan, 3.14% for the PNM 2019 Term Loan, 3.23% for the TNMP Revolving Credit Facility, 3.18% for the TNMP 2018 Term Loan, and 3.48% for the PNMR Development Revolving Credit Facility. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 9, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on $150.0 million of variable rate debt.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $351.6 million at March 31, 2019, of which 62.1% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2019, the decrease in the fair value of the fixed-rate securities would be 2.9%, or $6.3 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at March 31, 2019. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 34.9% of the securities held by the trusts as of March 31, 2019. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $12.3 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting. PNMR, PNM, and TNMP adopted ASU 2016-02 – Leases (“ASC 842”) effective January 1, 2019. The Company updated certain policies and procedures and implemented a new software system related to the adoption of the new standard. However, the adoption of this standard did not result in significant changes to PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Energy Transition Act

•	The Clean Air Act – Regional Haze – NEE Complaint

•	The Clean Air Act – Regional Haze – Four Corners – Four Corners Federal Agency Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Navajo Nations Allottee Matters
Note 12

•	PNM – New Mexico General Rate Cases

•	PNM – Renewable Portfolio Standard

•	PNM – Energy Efficiency and Load Management – Petition for Energy Efficiency Disincentives

•	PNM – Integrated Resource Plans

•	PNM – San Juan Generating Station Unit 1 Outage

•	PNM – Cost Recovery Related to Joining the EIM

•	PNM – Facebook, Inc. Data Center Project

•	PNM – Application For a New 345 KV Transmission Line

•	TNMP – TNMP 2018 Rate Case

•	TNMP – Order Related to Changes in Federal Income Tax Rates

•	TNMP – Energy Efficiency

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2018.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including October 24, 2017 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed October 25, 2017)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

4.1	TNMP	Tenth Supplemental Indenture dated March 29, 2019 between TNMP and MUFG Union Bank, N.A., as trustee (filed as Exhibit 4.1 to TNMP’s Current Report on Form 8-K filed March 29, 2019)

10.1	PNMR	PNMR 2019 Officer Annual Incentive Plan dated March 28, 2019

10.2	PNMR	PNMR 2019 Long-Term Incentive Plan dated March 28, 2019

10.3	PNMR	PNMR First Amendment to PNMR 2016 Long-Term Incentive Plan dated February 27, 2019

10.4	PNMR	PNMR First Amendment to PNMR 2017 Long-Term Incentive Plan dated February 27, 2019

10.5	PNMR	Discretionary Credit Award Agreement between PNMR and Charles N. Eldred effective February 21, 2019

10.6	TNMP	TNMP First Amendment to Third Amended and Restated Credit Agreement dated April 19, 2019 among TNMP, the lenders party thereto, and KeyBank National Association, as administrative agent

10.7	PNMR	Form of First Amendment to the PNMR Indemnity Agreement executed in March 2019 by PNMR officers

10.8	PNM
Term Loan Agreement entered into January 18, 2019 among PNM, the lenders party thereto and U.S. Bank National Association, as administrative agent (filed as Exhibit 10.1 to PNM’s Current Report on Form 8-K filed January 18, 2019)

10.9	TNMP	Bond Purchase Agreement dated February 26, 2019 between TNMP and the purchasers named therein (filed as Exhibit 10.3 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2018)

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document

101.SCH	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	May 7, 2019	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President, Controller and Treasurer
(Officer duly authorized to sign this report)