Form 10-Q
period 2019-06-30
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2019-08-02
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission File	Name of Registrants, State of Incorporation,	I.R.S. Employer
Number	Address Of Principal Executive Offices and Telephone Numbers	Identification No.
001-32462    PNM Resources, Inc.                                                                                        85-0468296
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

PNM Resources, Inc. (“PNMR”)	Yes	☑	No	☐
Public Service Company of New Mexico (“PNM”)	Yes	☑	No	☐
Texas-New Mexico Power Company (“TNMP”)	Yes	☐	No	☑

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

PNMR	Yes	☑	No	☐
PNM	Yes	☑	No	☐
TNMP	Yes	☑	No	☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
PNMR	☑	☐	☐	☐	☐
	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
PNM	☐	☐	☑	☐	☐
	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
TNMP	☐	☐	☑	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of July 26, 2019, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of July 26, 2019 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of July 26, 2019 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2014 IRP	PNM’s 2014 IRP
2017 IRP	PNM’s 2017 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ASU	Accounting Standards Update
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
Board	Board of Directors of PNMR
BSER	Best System of Emission Reduction Technology
BTMU	MUFG Bank Ltd., formerly the Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan	NM Capital’s $125.0 Million Unsecured Term Loan
CAA	Clean Air Act
Casa Mesa Wind	Casa Mesa Wind Energy Center
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
December 2018 Compliance Filing	PNM’s December 31, 2018 filing with the NMPRC regarding SJGS
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIM	California Independent System Operator Western Energy Imbalance Market
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
ESA	Endangered Species Act
ETA	The New Mexico Energy Transition Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant

Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatts
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2017 Term Loan	PNM’s $200.0 Million Unsecured Term Loan
PNM 2019 Term Loan	PNM’s $250.0 Million Unsecured Term Loan
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2018 One-Year Term Loan	PNMR’s $150.0 Million One-Year Unsecured Term Loan
PNMR 2018 Two-Year Term Loan	PNMR’s $50.0 Million Two-Year Unsecured Term Loan
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $40.0 Million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $90.0 Million Unsecured Term Loan

PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act, as amended by the ETA
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application
PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA

SJGS CSA	San Juan Generating Station Coal Supply Agreement
SJGS RA	San Juan Project Restructuring Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application Filed May 30, 2018
TNMP 2018 Term Loan	TNMP’s $35.0 Million Unsecured Term Loan
TNMP 2019 Bonds	TNMP’s First Mortgage Bonds issued under the TNMP 2019 Bond Purchase Agreement
TNMP 2019 Bond Purchase Agreement	An agreement under which TNMP issued an aggregate of $305.0 Million of First Mortgage Bonds in 2019
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WEG	WildEarth Guardians
Western Spirit Line	A 165-mile 345 kV transmission line that PNM has agreed to purchase, subject to regulatory approval
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	$125.0 Million of funding provided by NM Capital to WSJ
WSJ	Westmoreland San Juan, LLC, formerly an indirect wholly-owned subsidiary of Westmoreland, and former owner of SJCC
WSJ LLC	Westmoreland San Juan Mining, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$314,917	$338,659	$630,614	$642,010
Alternative revenue programs	5,844	5,660	6,480	6,584
Other electric operating revenue	9,467	7,994	42,778	21,597
Total electric operating revenues	330,228	352,313	679,872	670,191
Operating Expenses:
Cost of energy	83,782	87,711	205,408	180,267
Administrative and general	42,833	43,355	95,170	91,638
Energy production costs	42,905	41,888	77,977	77,238
Regulatory disallowances and restructuring costs	149,254	1,794	150,599	1,794
Depreciation and amortization	66,065	60,063	131,421	118,785
Transmission and distribution costs	19,195	18,450	35,872	35,406
Taxes other than income taxes	19,809	19,723	40,317	39,602
Total operating expenses	423,843	272,984	736,764	544,730
Operating income (loss)	(93,615)	79,329	(56,892)	125,461
Other Income and Deductions:
Interest income	3,460	4,339	7,048	8,462
Gains (losses) on investment securities	4,599	(1,670)	18,613	(1,382)
Other income	3,350	4,796	6,795	8,265
Other (deductions)	(3,117)	(5,868)	(6,369)	(7,243)
Net other income and deductions	8,292	1,597	26,087	8,102
Interest Charges	29,791	33,321	61,425	66,376
Earnings (Loss) before Income Taxes	(115,114)	47,605	(92,230)	67,187
Income Taxes (Benefits)	(42,831)	5,156	(41,608)	5,939
Net Earnings (Loss)	(72,283)	42,449	(50,622)	61,248
(Earnings) Attributable to Valencia Non-controlling Interest	(3,499)	(4,109)	(6,328)	(7,786)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings (Loss) Attributable to PNMR	$(75,914)	$38,208	$(57,214)	$53,198
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	$(0.95)	$0.48	$(0.72)	$0.67
Diluted	$(0.95)	$0.48	$(0.72)	$0.67
Dividends Declared per Common Share	$0.290	$0.265	$0.580	$0.530

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net Earnings (Loss)	$(72,283)	$42,449	$(50,622)	$61,248
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(2,250), $(91), $(4,048), and $(374)	6,610	266	11,890	1,098
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,251, $126, $1,423, and $794	(3,674)	(371)	(4,178)	(2,332)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(470), $(482), $(940), and $(962)	1,381	1,415	2,762	2,826
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $494, $(143), $805, and $(615)	(1,450)	419	(2,364)	1,805
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(65), $(12), $(133), and $1	190	34	392	(6)
Total Other Comprehensive Income	3,057	1,763	8,502	3,391
Comprehensive Income (Loss)	(69,226)	44,212	(42,120)	64,639
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,499)	(4,109)	(6,328)	(7,786)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income (Loss) Attributable to PNMR	$(72,857)	$39,971	$(48,712)	$56,589

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(50,622)	$61,248
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	148,090	137,020
Deferred income tax expense	(41,930)	5,888
(Gains) losses on investment securities	(18,613)	1,382
Stock based compensation expense	4,526	3,325
Regulatory disallowances and restructuring costs	150,599	1,794
Allowance for equity funds used during construction	(4,158)	(4,641)
Other, net	1,247	1,539
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	4,205	(17,130)
Materials, supplies, and fuel stock	(2,656)	(8,282)
Other current assets	(6,020)	(16,130)
Other assets	21,858	2,603
Accounts payable	(812)	(21,229)
Accrued interest and taxes	(6,180)	(4,865)
Other current liabilities	(6,381)	(1,516)
Other liabilities	(21,288)	(7,106)
Net cash flows from operating activities	171,865	133,900

Cash Flows From Investing Activities:
Additions to utility plant	(293,076)	(245,587)
Proceeds from sales of investment securities	234,011	794,088
Purchases of investment securities	(239,609)	(797,271)
Principal repayments on Westmoreland Loan	—	56,640
Investments in NMRD	(13,250)	(8,000)
Other, net	(187)	(120)
Net cash flows from investing activities	(312,111)	(200,250)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	106,500	(22,800)
Long-term borrowings	475,000	709,652
Repayment of long-term debt	(372,302)	(550,137)
Proceeds from stock option exercise	943	924
Awards of common stock	(9,892)	(12,268)
Dividends paid	(46,463)	(42,480)
Valencia’s transactions with its owner	(7,948)	(8,381)
Refunds paid under transmission interconnection arrangements	(1,661)	(1,661)
Debt issuance costs and other, net	(1,827)	(5,584)
Net cash flows from financing activities	142,350	67,265

Change in Cash, Restricted Cash, and Equivalents	2,104	915
Cash, Restricted Cash, and Equivalents at Beginning of Period	2,122	3,974
Cash, Restricted Cash, and Equivalents at End of Period	$4,226	$4,889

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$61,539	$59,626
Income taxes paid (refunded), net	$(2,768)	$842

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$30,451	$17,303

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,226	$2,122
Accounts receivable, net of allowance for uncollectible accounts of $1,178 and $1,406	83,669	92,800
Unbilled revenues	60,737	57,092
Other receivables	16,287	11,369
Materials, supplies, and fuel stock	74,490	71,834
Regulatory assets	5,533	4,534
Income taxes receivable	4,875	7,965
Other current assets	49,259	54,808
Total current assets	299,076	302,524
Other Property and Investments:
Investment securities	362,793	328,242
Equity investment in NMRD	40,002	26,564
Other investments	296	297
Non-utility property, net	7,943	3,404
Total other property and investments	411,034	358,507
Utility Plant:
Plant in service, held for future use, and to be abandoned	7,596,976	7,548,581
Less accumulated depreciation and amortization	2,649,617	2,604,177
	4,947,359	4,944,404
Construction work in progress	202,991	194,427
Nuclear fuel, net of accumulated amortization of $42,410 and $42,511	95,636	95,798
Net utility plant	5,245,986	5,234,629
Deferred Charges and Other Assets:
Regulatory assets	576,964	598,930
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	143,876	—
Other deferred charges	93,434	92,664
Total deferred charges and other assets	1,092,571	969,891
	$7,048,667	$6,865,551

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$342,400	$235,900
Current installments of long-term debt	100,187	—
Accounts payable	80,908	112,170
Customer deposits	10,686	10,695
Accrued interest and taxes	55,885	65,156
Regulatory liabilities	7,355	9,446
Operating lease liabilities	27,396	—
Dividends declared	132	23,231
Other current liabilities	41,592	55,855
Total current liabilities	666,541	512,453
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,672,155	2,670,111
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	591,145	600,719
Regulatory liabilities	875,146	891,428
Asset retirement obligations	176,743	158,674
Accrued pension liability and postretirement benefit cost	92,434	100,375
Operating lease liabilities	116,464	—
Other deferred credits	171,770	167,668
Total deferred credits and other liabilities	2,023,702	1,918,864
Total liabilities	5,362,398	5,101,428
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders' equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,148,690	1,153,113
Accumulated other comprehensive income (loss), net of income taxes	(100,182)	(108,684)
Retained earnings	563,640	643,953
Total PNMR common stockholders’ equity	1,612,148	1,688,382
Non-controlling interest in Valencia	62,592	64,212
Total equity	1,674,740	1,752,594
	$7,048,667	$6,865,551

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at March 31, 2019	$1,148,364	$(103,239)	$639,554	$1,684,679	$62,779	$1,747,458
Net earnings (loss) before subsidiary preferred stock dividends	—	—	(75,782)	(75,782)	3,499	(72,283)
Total other comprehensive income	—	3,057	—	3,057	—	3,057
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Proceeds from stock option exercise	13	—	—	13	—	13
Awards of common stock	(956)	—	—	(956)	—	(956)
Stock based compensation expense	1,269	—	—	1,269	—	1,269
Valencia’s transactions with its owner	—	—	—	—	(3,686)	(3,686)
Balance at June 30, 2019	$1,148,690	$(100,182)	$563,640	$1,612,148	$62,592	$1,674,740

Balance at December 31, 2018	$1,153,113	$(108,684)	$643,953	$1,688,382	$64,212	$1,752,594
Net earnings (loss) before subsidiary preferred stock dividends	—	—	(56,950)	(56,950)	6,328	(50,622)
Total other comprehensive income	—	8,502	—	8,502	—	8,502
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(23,099)	(23,099)	—	(23,099)
Proceeds from stock option exercise	943	—	—	943	—	943
Awards of common stock	(9,892)	—	—	(9,892)	—	(9,892)
Stock based compensation expense	4,526	—	—	4,526	—	4,526
Valencia’s transactions with its owner	—	—	—	—	(7,948)	(7,948)
Balance at June 30, 2019	$1,148,690	$(100,182)	$563,640	$1,612,148	$62,592	$1,674,740

Balance at March 31, 2018	$1,150,516	$(105,520)	$638,618	$1,683,614	$65,400	$1,749,014
Net earnings before subsidiary preferred stock dividends	—	—	38,340	38,340	4,109	42,449
Total other comprehensive income	—	1,763	—	1,763	—	1,763
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Proceeds from stock option exercise	122	—	—	122	—	122
Awards of common stock	(1,423)	—	—	(1,423)	—	(1,423)
Stock based compensation expense	431	—	—	431	—	431
Valencia’s transactions with its owner	—	—	—	—	(3,909)	(3,909)
Balance at June 30, 2018	$1,149,646	$(103,757)	$676,826	$1,722,715	$65,600	$1,788,315

Balance at December 31, 2017, as originally reported	$1,157,665	$(95,940)	$633,528	$1,695,253	$66,195	$1,761,448
Cumulative effect adjustment (Note 7)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,157,665	(107,148)	644,736	1,695,253	66,195	1,761,448
Net earnings before subsidiary preferred stock dividends	—	—	53,462	53,462	7,786	61,248
Total other comprehensive income	—	3,391	—	3,391	—	3,391
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(21,108)	(21,108)	—	(21,108)
Proceeds from stock option exercise	924	—	—	924	—	924
Awards of common stock	(12,268)	—	—	(12,268)	—	(12,268)
Stock based compensation expense	3,325	—	—	3,325	—	3,325
Valencia’s transactions with its owner	—	—	—	—	(8,381)	(8,381)
Balance at June 30, 2018	$1,149,646	$(103,757)	$676,826	$1,722,715	$65,600	$1,788,315

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$228,061	$254,728	$464,002	$477,291
Alternative revenue programs	691	1,789	756	1,854
Other electric operating revenue	9,467	7,994	42,778	21,597
Total electric operating revenues	238,219	264,511	507,536	500,742
Operating Expenses:
Cost of energy	58,866	66,361	158,204	137,163
Administrative and general	40,237	40,922	87,639	84,648
Energy production costs	42,905	41,888	77,977	77,238
Regulatory disallowances and restructuring costs	149,254	1,794	150,599	1,794
Depreciation and amortization	39,811	38,213	79,036	74,840
Transmission and distribution costs	11,838	10,993	22,471	20,820
Taxes other than income taxes	11,285	11,461	23,295	23,069
Total operating expenses	354,196	211,632	599,221	419,572
Operating income (loss)	(115,977)	52,879	(91,685)	81,170
Other Income and Deductions:
Interest income	3,530	3,381	7,187	5,868
Gains (losses) on investment securities	4,599	(1,670)	18,613	(1,382)
Other income	1,920	2,292	4,552	4,684
Other (deductions)	(2,340)	(3,768)	(4,629)	(5,229)
Net other income and deductions	7,709	235	25,723	3,941
Interest Charges	18,526	19,988	36,886	40,818
Earnings (Loss) before Income Taxes	(126,794)	33,126	(102,848)	44,293
Income Taxes (Benefits)	(43,481)	2,345	(41,508)	1,997
Net Earnings (Loss)	(83,313)	30,781	(61,340)	42,296
(Earnings) Attributable to Valencia Non-controlling Interest	(3,499)	(4,109)	(6,328)	(7,786)
Net Earnings (Loss) Attributable to PNM	(86,812)	26,672	(67,668)	34,510
Preferred Stock Dividends Requirements	(132)	(132)	(264)	(264)
Net Earnings (Loss) Available for PNM Common Stock	$(86,944)	$26,540	$(67,932)	$34,246

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net Earnings (Loss)	$(83,313)	$30,781	$(61,340)	$42,296
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(2,250), $(91), $(4,048), and $(374)	6,610	266	11,890	1,098
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,251, $126, $1,423, and $794	(3,674)	(371)	(4,178)	(2,332)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(470), $(482), $(940), and $(962)	1,381	1,415	2,762	2,826
Total Other Comprehensive Income	4,317	1,310	10,474	1,592
Comprehensive Income (Loss)	(78,996)	32,091	(50,866)	43,888
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,499)	(4,109)	(6,328)	(7,786)
Comprehensive Income (Loss) Attributable to PNM	$(82,495)	$27,982	$(57,194)	$36,102

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(61,340)	$42,296
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	94,467	90,713
Deferred income tax expense	(41,292)	2,342
(Gains) losses on investment securities	(18,613)	1,382
Regulatory disallowances and restructuring costs	150,599	1,794
Allowance for equity funds used during construction	(3,456)	(3,879)
Other, net	1,173	1,539
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	8,778	(12,057)
Materials, supplies, and fuel stock	(2,423)	(7,071)
Other current assets	(1,509)	(17,995)
Other assets	18,132	8,296
Accounts payable	(4,049)	(13,050)
Accrued interest and taxes	3,615	(988)
Other current liabilities	24,019	(11,364)
Other liabilities	(22,483)	(10,300)
Net cash flows from operating activities	145,618	71,658

Cash Flows From Investing Activities:
Additions to utility plant	(157,874)	(120,287)
Proceeds from sales of investment securities	234,011	794,088
Purchases of investment securities	(239,609)	(797,271)
Other, net	1	131
Net cash flows from investing activities	(163,471)	(123,339)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(200)	(6,200)
Short-term borrowings (repayments) – affiliate, net	(19,800)	4,900
Long-term borrowings	250,000	350,000
Repayment of long-term debt	(200,000)	(350,000)
Dividends paid	(264)	(264)
Valencia’s transactions with its owner	(7,948)	(8,381)
Amounts received under transmission interconnection arrangements	—	68,200
Refunds paid under transmission interconnection arrangements	(1,661)	(1,661)
Debt issuance costs and other, net	(120)	(3,147)
Net cash flows from financing activities	20,007	53,447

Change in Cash, Restricted Cash, and Equivalents	2,154	1,766
Cash, Restricted Cash, and Equivalents at Beginning of Period	85	1,108
Cash, Restricted Cash, and Equivalents at End of Period	$2,239	$2,874

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$34,308	$39,881
Income taxes paid (refunded), net	$(3,383)	$—

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$13,213	$(841)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,239	$85
Accounts receivable, net of allowance for uncollectible accounts of $1,178 and $1,406	55,435	68,603
Unbilled revenues	50,223	47,113
Other receivables	15,353	10,650
Affiliate receivables	8,949	15,871
Materials, supplies, and fuel stock	69,520	67,097
Regulatory assets	—	4,534
Income taxes receivable	9,683	12,850
Other current assets	39,203	43,516
Total current assets	250,605	270,319
Other Property and Investments:
Investment securities	362,793	328,242
Other investments	90	91
Non-utility property, net	2,469	96
Total other property and investments	365,352	328,429
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,601,599	5,623,520
Less accumulated depreciation and amortization	2,026,654	2,006,266
	3,574,945	3,617,254
Construction work in progress	107,264	134,221
Nuclear fuel, net of accumulated amortization of $42,410 and $42,511	95,636	95,798
Net utility plant	3,777,845	3,847,273
Deferred Charges and Other Assets:
Regulatory assets	448,946	460,903
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	132,057	—
Other deferred charges	78,653	77,327
Total deferred charges and other assets	711,288	589,862
	$5,105,090	$5,035,883

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$42,200	$42,400
Short-term debt - affiliate	—	19,800
Current installments of long-term debt	100,187	—
Accounts payable	57,852	75,114
Affiliate payables	13,581	164
Customer deposits	10,686	10,695
Accrued interest and taxes	36,215	35,767
Regulatory liabilities	6,437	5,975
Operating lease liabilities	24,092	—
Dividends declared	132	132
Other current liabilities	25,682	32,976
Total current liabilities	317,064	223,023
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,607,069	1,656,490
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	488,202	502,767
Regulatory liabilities	693,687	713,971
Asset retirement obligations	175,847	157,814
Accrued pension liability and postretirement benefit cost	85,682	92,981
Operating lease liabilities	107,741	—
Other deferred credits	215,776	215,737
Total deferred credits and liabilities	1,766,935	1,683,270
Total liabilities	3,691,068	3,562,783
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(99,948)	(110,422)
Retained earnings	174,931	242,863
Total PNM common stockholder’s equity	1,339,901	1,397,359
Non-controlling interest in Valencia	62,592	64,212
Total equity	1,402,493	1,461,571
	$5,105,090	$5,035,883
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at March 31, 2019	$1,264,918	$(104,265)	$261,875	$1,422,528	$62,779	$1,485,307
Net earnings (loss)	—	—	(86,812)	(86,812)	3,499	(83,313)
Total other comprehensive income	—	4,317	—	4,317	—	4,317
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(3,686)	(3,686)
Balance at June 30, 2019	$1,264,918	$(99,948)	$174,931	$1,339,901	$62,592	$1,402,493

Balance at December 31, 2018	$1,264,918	$(110,422)	$242,863	$1,397,359	$64,212	$1,461,571
Net earnings (loss)	—	—	(67,668)	(67,668)	6,328	(61,340)
Total other comprehensive income	—	10,474	—	10,474	—	10,474
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Valencia’s transactions with its owner	—	—	—	—	(7,948)	(7,948)
Balance at June 30, 2019	$1,264,918	$(99,948)	$174,931	$1,339,901	$62,592	$1,402,493

Balance at March 31, 2018	$1,264,918	$(108,019)	$273,262	$1,430,161	$65,400	$1,495,561
Net earnings	—	—	26,673	26,673	4,108	30,781
Total other comprehensive income	—	1,310	—	1,310	—	1,310
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(3,908)	(3,908)
Balance at June 30, 2018	$1,264,918	$(106,709)	$299,803	$1,458,012	$65,600	$1,523,612

Balance at December 31, 2017, as originally reported	$1,264,918	$(97,093)	$254,349	$1,422,174	$66,195	$1,488,369
Cumulative effect adjustment (Note 7)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,264,918	(108,301)	265,557	1,422,174	66,195	1,488,369
Net earnings	—	—	34,510	34,510	7,786	42,296
Total other comprehensive income	—	1,592	—	1,592	—	1,592
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Valencia’s transactions with its owner	—	—	—	—	(8,381)	(8,381)
Balance at June 30, 2018	$1,264,918	$(106,709)	$299,803	$1,458,012	$65,600	$1,523,612

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$86,856	$83,931	$166,612	$164,719
Alternative revenue programs	5,153	3,871	5,724	4,730
Total Electric Operating Revenues	92,009	87,802	172,336	169,449
Operating Expenses:
Cost of energy	24,916	21,350	47,204	43,104
Administrative and general	9,097	8,852	20,655	19,561
Depreciation and amortization	20,502	16,113	40,716	32,500
Transmission and distribution costs	7,357	7,457	13,401	14,586
Taxes other than income taxes	7,559	7,201	15,197	14,337
Total operating expenses	69,431	60,973	137,173	124,088
Operating income	22,578	26,829	35,163	45,361
Other Income and Deductions:
Other income	1,191	2,223	1,940	2,976
Other (deductions)	(460)	(1,391)	(623)	(1,060)
Net other income and deductions	731	832	1,317	1,916
Interest Charges	6,560	7,801	15,361	15,530
Earnings before Income Taxes	16,749	19,860	21,119	31,747
Income Taxes	1,482	4,493	1,754	6,968
Net Earnings	$15,267	$15,367	$19,365	$24,779

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$19,365	$24,779
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	41,379	33,390
Deferred income tax expense (benefit)	(8,004)	(900)
Allowance for equity funds used during construction and other, net	(680)	(762)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(4,573)	(5,073)
Materials and supplies	(233)	(1,211)
Other current assets	(7,155)	(378)
Other assets	3,544	(5,603)
Accounts payable	2,442	(4,161)
Accrued interest and taxes	1,175	1,610
Other current liabilities	3,130	5,410
Other liabilities	(1,234)	3,874
Net cash flows from operating activities	49,156	50,975
Cash Flows From Investing Activities:
Additions to utility plant	(124,376)	(115,361)
Net cash flows from investing activities	(124,376)	(115,361)
Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	37,500	13,500
Short-term borrowings (repayments) – affiliate, net	1,500	100
Long-term borrowings	225,000	60,000
Repayment of long-term debt	(172,302)	—
Dividends paid	(14,811)	(10,436)
Debt issuance costs and other, net	(1,667)	(478)
Net cash flows from financing activities	75,220	62,686

Change in Cash and Cash Equivalents	—	(1,700)
Cash and Cash Equivalents at Beginning of Period	—	1,700
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$16,342	$13,085
Income taxes paid (refunded), net	$615	$842

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$12,182	$14,886

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable	28,234	24,196
Unbilled revenues	10,514	9,979
Other receivables	2,412	1,721
Affiliate receivables	—	164
Materials and supplies	4,970	4,737
Regulatory assets	5,533	—
Other current assets	2,045	1,114
Total current assets	53,708	41,911
Other Property and Investments:
Other investments	206	206
Non-utility property, net	4,405	2,240
Total other property and investments	4,611	2,446
Utility Plant:
Plant in service and plant held for future use	1,754,023	1,686,119
Less accumulated depreciation and amortization	503,704	487,734
	1,250,319	1,198,385
Construction work in progress	86,968	51,459
Net utility plant	1,337,287	1,249,844
Deferred Charges and Other Assets:
Regulatory assets	128,018	138,027
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	11,409	—
Other deferred charges	7,133	6,284
Total deferred charges and other assets	373,225	370,976
	$1,768,831	$1,665,177

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$55,000	$17,500
Short-term debt – affiliate	1,600	100
Accounts payable	14,064	23,804
Affiliate payables	5,484	1,210
Accrued interest and taxes	43,057	41,882
Regulatory liabilities	918	3,471
Operating lease liabilities	2,913	—
Other current liabilities	4,520	2,861
Total current liabilities	127,556	90,828
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	626,456	575,398
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	133,960	136,238
Regulatory liabilities	181,459	177,458
Asset retirement obligations	896	860
Accrued pension liability and postretirement benefit cost	6,752	7,394
Operating lease liabilities	8,403	—
Other deferred credits	4,702	2,908
Total deferred credits and other liabilities	336,172	324,858
Total liabilities	1,090,184	991,084
Commitments and Contingencies (Note 11)
Common Stockholder's Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	534,166	534,166
Retained earnings	144,417	139,863
Total common stockholder’s equity	678,647	674,093
	$1,768,831	$1,665,177

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at March 31, 2019	$64	$534,166	$133,248	$667,478
Net earnings	—	—	15,267	15,267
Dividends declared on common stock	—	—	(4,098)	(4,098)
Balance at June 30, 2019	$64	$534,166	$144,417	$678,647

Balance at December 31, 2018	$64	$534,166	$139,863	$674,093
Net earnings	—	—	19,365	19,365
Dividends declared on common stock	—	—	(14,811)	(14,811)
Balance at June 30, 2019	$64	$534,166	$144,417	$678,647

Balance at March 31, 2018	$64	$504,166	$138,564	$642,794
Net earnings	—	—	15,367	15,367
Dividends declared on common stock	—	—	(9,413)	(9,413)
Balance at June 30, 2018	$64	$504,166	$144,518	$648,748

Balance at December 31, 2017	$64	$504,166	$130,175	$634,405
Net earnings	—	—	24,779	24,779
Dividends declared on common stock	—	—	(10,436)	(10,436)
Balance at June 30, 2018	$64	$504,166	$144,518	$648,748

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2019 and December 31, 2018, and the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.290 per share in July 2019 and $0.265 per share in July 2018, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP declared and paid cash dividends on common stock to PNMR of $4.1 million and $14.8 million in the three and six months ended June 30, 2019 and $9.4 million and $10.4 million in the three and six months ended June 30, 2018.

Investment in NM Renewable Development, LLC

As discussed in Note 1 of the 2018 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. NMRD’s current renewable energy capacity in operation is 33.9 MW. In July 2019, NMRD entered into agreements to provide power from 1.2 MW of solar-PV facilities, which are expected to be placed in commercial operation in the second half of 2019, to the City of Rio Rancho, New Mexico. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the six months ended June 30, 2019 and 2018, PNMR Development made cash contributions of $13.3 million and $8.0 million to NMRD to be used primarily for its construction activities. On July 22, 2019, PNMR Development made an additional cash contribution to NMRD of $11.0 million.

PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Operating revenues	$1,103	$1,098	$1,828	$1,509
Operating expenses	655	657	1,451	1,006
Net earnings	$448	$441	$377	$503

	Financial Position
	June 30,	December 31,
	2019	2018
	(In thousands)
Current assets	$2,733	$2,581
Net property, plant, and equipment	77,804	50,784
Total assets	80,537	53,365
Current liabilities	533	237
Owners’ equity	$80,004	$53,128

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

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which changes the way entities recognize impairment of many financial assets, including accounts receivable and investments in certain debt securities, by requiring immediate recognition of estimated credit losses expected to occur over the remaining lives of the assets. In November 2018, the FASB clarified that receivables arising from operating leases are not within the scope of Topic 326 for assets measured at amortized costs. Instead, impairments

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of receivables arising from operating leases should be accounted for in accordance with Topic 842. In May 2019, the FASB issued transition relief by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost. The Company anticipates adopting ASU 2016-13 as of January 1, 2020, its required effective date. The Company is in the process of analyzing the impacts of this new standard but does not anticipate it will have a significant impact on its financial statements.

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

Accounting Standards Update 2018-18 – Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606
In November 2018, the FASB issued ASU 2018-18 to clarify transactions between collaborative arrangement participants that should be recognized as revenue under Topic 606. ASU 2018-18 is effective for the Company on January 1, 2020, although early adoption is permitted, and requires retrospective application. The Company has collaborative arrangements related to its interests in SJGS, Four Corners, PVNGS, and Luna. The Company believes its current accounting practices comply with the requirements of ASU 2018-18 but is in the process of analyzing the impacts of the new standard.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended June 30, 2019
Electric operating revenues	$238,219	$92,009	$—	$330,228
Cost of energy	58,866	24,916	—	83,782
Utility margin	179,353	67,093	—	246,446
Other operating expenses	255,519	24,013	(5,536)	273,996
Depreciation and amortization	39,811	20,502	5,752	66,065
Operating income (loss)	(115,977)	22,578	(216)	(93,615)
Interest income	3,530	—	(70)	3,460
Other income (deductions)	4,179	731	(78)	4,832
Interest charges	(18,526)	(6,560)	(4,705)	(29,791)
Segment earnings (loss) before income taxes	(126,794)	16,749	(5,069)	(115,114)
Income taxes (benefit)	(43,481)	1,482	(832)	(42,831)
Segment earnings (loss)	(83,313)	15,267	(4,237)	(72,283)
Valencia non-controlling interest	(3,499)	—	—	(3,499)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$(86,944)	$15,267	$(4,237)	$(75,914)

Six Months Ended June 30, 2019
Electric operating revenues	$507,536	$172,336	$—	$679,872
Cost of energy	158,204	47,204	—	205,408
Utility margin	349,332	125,132	—	474,464
Other operating expenses	361,981	49,253	(11,299)	399,935
Depreciation and amortization	79,036	40,716	11,669	131,421
Operating income (loss)	(91,685)	35,163	(370)	(56,892)
Interest income	7,187	—	(139)	7,048
Other income (deductions)	18,536	1,317	(814)	19,039
Interest charges	(36,886)	(15,361)	(9,178)	(61,425)
Segment earnings (loss) before income taxes	(102,848)	21,119	(10,501)	(92,230)
Income taxes (benefit)	(41,508)	1,754	(1,854)	(41,608)
Segment earnings (loss)	(61,340)	19,365	(8,647)	(50,622)
Valencia non-controlling interest	(6,328)	—	—	(6,328)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$(67,932)	$19,365	$(8,647)	$(57,214)

At June 30, 2019:
Total Assets	$5,105,090	$1,768,831	$174,746	$7,048,667
Goodwill	$51,632	$226,665	$—	$278,297

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

Three Months Ended June 30, 2018
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the six months ended June 30, 2019 and 2018 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized			Fair Value
	Gains on			Adjustment
	Available-for-	Pension		for Cash
	Sale	Liability		Flow
	Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2018	$1,939	$(112,361)	$(110,422)	$1,738	$(108,684)
Amounts reclassified from AOCI (pre-tax)	(5,601)	3,702	(1,899)	525	(1,374)
Income tax impact of amounts reclassified	1,423	(940)	483	(133)	350
Other OCI changes (pre-tax)	15,938	—	15,938	(3,169)	12,769
Income tax impact of other OCI changes	(4,048)	—	(4,048)	805	(3,243)
Net after-tax change	7,712	2,762	10,474	(1,972)	8,502
Balance at June 30, 2019	$9,651	$(109,599)	$(99,948)	$(234)	$(100,182)

Balance at December 31, 2017, as originally reported	$13,169	$(110,262)	$(97,093)	$1,153	$(95,940)
Cumulative effect adjustment (Note 7)	(11,208)	—	(11,208)	—	(11,208)
Balance at January 1, 2018, as adjusted	1,961	(110,262)	(108,301)	1,153	(107,148)
Amounts reclassified from AOCI (pre-tax)	(3,126)	3,788	662	(7)	655
Income tax impact of amounts reclassified	794	(962)	(168)	1	(167)
Other OCI changes (pre-tax)	1,472	—	1,472	2,420	3,892
Income tax impact of other OCI changes	(374)	—	(374)	(615)	(989)
Net after-tax change	(1,234)	2,826	1,592	1,799	3,391
Balance at June 30, 2018	$727	$(107,436)	$(106,709)	$2,952	$(103,757)

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net Earnings (Loss) Attributable to PNMR	$(75,914)	$38,208	$(57,214)	$53,198
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	263	211	251	208
Average Shares – Basic	79,917	79,865	79,905	79,862
Dilutive Effect of Common Stock Equivalents:(1)
Stock options and restricted stock	—	114	—	134
Average Shares – Diluted	79,917	79,979	79,905	79,996
Net Earnings (Loss) Per Share of Common Stock:
Basic	$(0.95)	$0.48	$(0.72)	$0.67
Diluted(1)	$(0.95)	$0.48	$(0.72)	$0.67

(1) Due to the loss in the three and six months ended June 30, 2019, no potentially dilutive shares are reflected in the average number of shares used to compute net earnings (loss) per share of common stock since any impact would be anti-dilutive. At June 30, 2019, PNMR’s potentially dilutive shares consist of stock options and restricted stock (see Note 8).

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

	PNM	TNMP	PNMR Consolidated
Three Months Ended June 30, 2019	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$86,328	$33,640	$119,968
Commercial	98,968	28,058	127,026
Industrial	15,329	5,295	20,624
Public authority	4,596	1,391	5,987
Economy energy service	6,024	—	6,024
Transmission	14,342	17,585	31,927
Miscellaneous	2,474	887	3,361
Total revenues from contracts with customers	228,061	86,856	314,917
Alternative revenue programs	691	5,153	5,844
Other electric operating revenues	9,467	—	9,467
Total Electric Operating Revenues	$238,219	$92,009	$330,228

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	PNMR Consolidated
Six Months Ended June 30, 2019	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$193,629	$64,072	$257,701
Commercial	184,201	55,487	239,688
Industrial	30,076	10,911	40,987
Public authority	9,307	2,764	12,071
Economy energy service	12,946	—	12,946
Transmission	27,727	31,589	59,316
Miscellaneous	6,116	1,789	7,905
Total revenues from contracts with customers	464,002	166,612	630,614
Alternative revenue programs	756	5,724	6,480
Other electric operating revenues	42,778	—	42,778
Total Electric Operating Revenues	$507,536	$172,336	$679,872

Three Months Ended June 30, 2018
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

Six Months Ended June 30, 2018
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed to the customer or end-user, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for uncollectible accounts, includes $52.7 million at June 30, 2019 and $61.7 million at December 31, 2018 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company has no contract assets as of June 30, 2019 or December 31, 2018. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its Open Access Transmission Tariff, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period the capacity rights have been reserved, which is generally over one year. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one year. Deferred revenues on these arrangements are recorded as contract liabilities. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

Changes during the period in the balances of contract liabilities, which are included in other current liabilities on the Condensed Consolidated Balance Sheets, are as follows:

	PNM	TNMP	PNMR Consolidated
	(In thousands)
Balance at December 31, 2018	$349	$—	$349
Consideration received in advance of service to be provided	4,157	1,517	5,674
Deferred revenue earned	(2,259)	(776)	(3,035)
Balance at June 30, 2019	$2,247	$741	$2,988

(6)	Variable Interest Entities

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and six months ended June 30, 2019, PNM paid $5.0 million and $9.9 million for fixed charges and $0.2 million and $0.3 million for variable charges. For the three and six months ended June 30, 2018, PNM paid $4.9 million and $9.8 million for fixed charges and $0.6 million and $0.9 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Operating revenues	$5,177	$5,911	$10,129	$10,679
Operating expenses	1,678	1,802	3,801	2,893
Earnings attributable to non-controlling interest	$3,499	$4,109	$6,328	$7,786

	Financial Position
	June 30,	December 31,
	2019	2018
	(In thousands)
Current assets	$3,174	$2,684
Net property, plant, and equipment	60,003	62,066
Total assets	63,177	64,750
Current liabilities	585	538
Owners’ equity – non-controlling interest	$62,592	$64,212

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 11, PNM purchases coal for SJGS under a coal supply agreement (“SJGS CSA”). That section includes information on the acquisition of SJCC by WSJ, a subsidiary of Westmoreland Coal Company (“Westmoreland”), on January 31, 2016, as well as the $125.0 million loan (the “Westmoreland Loan”) from NM Capital, a subsidiary of PNMR, to WSJ, which loan provided substantially all of the funds required for the purchase of SJCC. On May 22, 2018, the full principal outstanding under the Westmoreland Loan was repaid. NM Capital used a portion of the proceeds to repay all remaining amounts owed under the BTMU Term Loan. These payments effectively terminated the loan agreements and PNMR’s guarantee of NM Capital’s obligations under the BTMU Term Loan. Prior to its repayment, the Westmoreland Loan resulted in PNMR being considered to have a variable interest in WSJ, including its subsidiary, SJCC, since PNMR and NM Capital were subject to possible loss in the event of default of WSJ.

On October 9, 2018, Westmoreland filed a Current Report on Form 8-K with the SEC announcing it had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 15, 2019, Westmoreland emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, the assets of SJCC were sold to Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of WSJ including obligations to PNM under the SJGS CSA and to PNMR under a letter of credit support agreement. See (Note 11).

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

WSJ LLC is considered to be a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA, which was assumed by WSJ LLC pursuant to the March 15, 2019 purchase of the assets owned by SJCC by WSJ LLC, is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letter of credit support constitute PNMR’s maximum exposure to loss from the VIE at June 30, 2019.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the six months ended June 30, 2019 and the year ended December 31, 2018, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	June 30, 2019	December 31, 2018
	(In thousands)
Other current assets	$1,164	$1,083
Other deferred charges	2,028	2,511
	3,192	3,594
Other current liabilities	(1,142)	(1,177)
Other deferred credits	(2,028)	(2,511)
	(3,170)	(3,688)
Net	$22	$(94)
Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the above table are equal amounts of assets and liabilities aggregating $3.1 million at June 30, 2019 and $3.6 million at December 31, 2018 resulting from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery. Other amounts that could be offset under master netting agreements were immaterial.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2019 and December 31, 2018, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at June 30, 2019 and December 31, 2018, amounts posted as cash collateral under margin arrangements were $0.5 million and $1.0 million. At June 30, 2019 and December 31, 2018, obligations to return cash collateral were $0.9 million and $1.0 million. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. There were insignificant amounts hedged under this plan as of June 30, 2019 and no amounts were hedged under this plan as of December 31, 2018.

The effects of mark-to-market commodity derivative instruments on PNM’s revenues and cost of energy during the three and six months ended June 30, 2019 and 2018 were less than $0.1 million. Commodity derivatives had no impact on OCI for the periods presented.

Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
June 30, 2019	565,000	(42,000)
December 31, 2018	100,000	—
PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At June 30, 2019 and December 31, 2018, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners (Note 11). At June 30, 2019 and December 31, 2018, the fair value of investment securities included $318.8 million and $287.1 million for the NDT and $44.0 million and $41.1 million for the mine reclamation trusts.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Equity securities:
Net gains from equity securities sold	$2,774	$2,502	$4,161	$5,330
Net gains (losses) from equity securities still held	303	(443)	9,905	(307)
Total net gains on equity securities	3,077	2,059	14,066	5,023
Available-for-sale debt securities:
Net gains (losses) on debt securities	1,522	(3,729)	4,547	(6,405)
Net gains (losses) on investment securities	$4,599	$(1,670)	$18,613	$(1,382)

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $(0.8) million and $2.6 for the three and six months ended June 30, 2019 and $(2.6) million and $(3.8) million for the three and six months ended June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Proceeds from sales	$159,551	$167,359	$234,011	$794,088
Gross realized gains	$10,906	$7,549	$15,095	$13,570
Gross realized (losses)	$(5,802)	$(6,192)	$(8,972)	$(10,869)

The Company has no available-for-sale debt securities for which carrying value exceeds fair value. There are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings.
At June 30, 2019, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$20,868
After 1 year through 5 years	75,642
After 5 years through 10 years	67,572
After 10 years through 15 years	12,886
After 15 years through 20 years	11,747
After 20 years	34,246
$222,961

Fair Value Disclosures

The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the six months ended June 30, 2019 or the year ended December 31, 2018.

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

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains
	(In thousands)
June 30, 2019
Cash and cash equivalents	$11,055	$11,055	$—	$—
Equity securities:
Corporate stocks, common	38,391	38,391	—	—
Corporate stocks, preferred	8,788	2,207	6,581	—
Mutual funds and other	81,598	81,558	40	—
Available-for-sale debt securities:
U.S. Government	35,664	21,971	13,693	—	$888
International Government	13,582	31	13,551	—	827
Municipals	46,633	—	46,633	—	1,886
Corporate and other	127,082	1,304	122,969	2,809	9,342
	$362,793	$156,517	$203,467	$2,809	$12,943

Commodity derivative assets	$3,192	$—	$3,192	$—
Commodity derivative liabilities	(3,170)	—	(3,170)	—
Net	$22	$—	$22	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains
	(In thousands)
December 31, 2018
Cash and cash equivalents	$11,472	$11,472	$—	$—
Equity securities:
Corporate stocks, common	32,997	32,997	—	—
Corporate stocks, preferred	7,258	1,654	5,604	—
Mutual funds and other	70,777	70,777	—	—
Available-for-sale debt securities:
U.S. Government	29,503	18,662	10,841	—	$1,098
International Government	8,435	—	8,435	—	90
Municipals	53,642	—	53,642	—	489
Corporate and other	114,158	588	111,414	2,156	923
	$328,242	$136,150	$189,936	$2,156	$2,600
Commodity derivative assets	$3,594	$—	$3,594	$—
Commodity derivative liabilities	(3,688)	—	(3,688)	—
Net	$(94)	$—	$(94)	$—

A reconciliation of the changes in Level 3 fair value measurements is as follows:

Corporate Debt
(In thousands)
Balance at December 31, 2018	$2,156
Actual return on assets sold during the period	(48)
Actual return on assets still held at period end	63
Purchases	1,422
Sales	(784)
Balance at June 30, 2019	$2,809

Balance at December 31, 2017	$—
Actual return on assets sold during the period	(4)
Actual return on assets still held at period end	(5)
Purchases	4,011
Sales	(1,011)
Balance at June 30, 2018	$2,991

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of long-term debt, which is not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2019	(In thousands)
PNMR	$2,772,342	$2,903,711	$—	$2,903,711	$—
PNM	$1,707,256	$1,768,943	$—	$1,768,943	$—
TNMP	$626,456	$692,728	$—	$692,728	$—

December 31, 2018
PNMR	$2,670,111	$2,703,810	$—	$2,703,810	$—
PNM	$1,656,490	$1,668,736	$—	$1,668,736	$—
TNMP	$575,398	$597,236	$—	$597,236	$—

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized to compensation expense over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At June 30, 2019, PNMR had unrecognized expense related to stock awards of $6.0 million, which is expected to be recognized over an average of 1.73 years.

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

The grant date fair value for restricted stock and stock awards with Company internal performance targets is determined based on the market price of PNMR common stock on the date of the agreements reduced by the present value of future dividends, which will not be received prior to vesting, applied to the total number of shares that are anticipated to vest. The number of performance shares that ultimately vest cannot be determined until after the performance period ends. The grant date fair value

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of stock awards with market targets is determined using Monte Carlo simulation models, which provide grant date fair values that include an expectation of the number of shares to vest at the end of the measurement period.

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Six Months Ended June 30,
Restricted Shares and Performance Based Shares	2019	2018
Expected quarterly dividends per share	$0.290	$0.265
Risk-free interest rate	2.47%	2.38%

Market-Based Shares
Dividend yield	2.59%	2.96%
Expected volatility	19.55%	19.12%
Risk-free interest rate	2.51%	2.36%

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the six months ended June 30, 2019:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2018	166,651	$32.93	81,000	$11.94
Granted	134,573	37.92	—	—
Exercised	(137,601)	31.44	(79,000)	11.93
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2019	163,623	$38.19	2,000	$12.22

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2019, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $0.1 million with a weighted-average remaining contract life of 0.7 years. At June 30, 2019, no outstanding stock options had an exercise price greater than the closing price of PNMR common stock on that date.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Six Months Ended June 30,
Restricted Stock	2019	2018
Weighted-average grant date fair value	$37.92	$29.65
Total fair value of restricted shares that vested (in thousands)	$6,227	$8,328

Stock Options
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$—	$—
Total intrinsic value of options exercised (in thousands)	$2,617	$2,968

(9)	Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities and term loans contain a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR and PNMR Development agreements this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities and term loans generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.

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

On April 9, 2018, PNMR Development deposited $68.2 million with PNM related to potential transmission network interconnections, which was classified as a cash inflow from financing activities on PNM’s Condensed Consolidated Statements of Cash Flows in the six months ended June 30, 2018. PNM used the deposit to repay intercompany borrowings. PNM is required to pay interest to PNMR Development to the extent work under the interconnections has not been performed. During the three and six months ended June 30, 2019 PNM recognized $1.0 million and $1.9 million of interest expense under the agreement. During the three and six months ended June 30, 2018, PNM recognized $0.7 million of interest expense under the agreement. At June 30, 2019, PNM’s remaining obligation under the interconnection agreement with PNMR Development of $68.2 million, excluding unpaid interest, is reflected in other deferred credits on PNM’s Condensed Consolidated Balance Sheets. As required by GAAP, all intercompany transactions related to this deposit have been eliminated on PNMR’s Condensed Consolidated Financial Statements.

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

On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement with institutional investors for the sale of $305.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the “TNMP 2019 Bonds”) offered in private placement transactions. TNMP issued $225.0 million of TNMP 2019 Bonds on March 29, 2019 and used the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019, as well as to repay borrowings under the TNMP Revolving Credit Facility and for general corporate purposes. TNMP issued the remaining $80.0 million of TNMP 2019 Bonds on July 1, 2019 and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for general corporate purposes. The TNMP 2019 Bonds are subject to continuing compliance with the representations, warranties and covenants of the TNMP 2019 Bond Purchase Agreement. The terms of the TNMP 2019 Bond Purchase Agreement include customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP will have the right to redeem any or all of the TNMP 2019 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium. In accordance with GAAP, borrowings under the $172.3 million 9.50% TNMP first mortgage bonds are reflected as being long-term in the Condensed Consolidated Balance Sheets at December 31, 2018 since TNMP demonstrated its intent and ability to re-finance the agreement on a long-term basis.

Information concerning the funding dates, maturities and interest rates on the TNMP 2019 Bonds is as follows:

Funding Date	Maturity Date	Principal Amount	Interest Rate
		(In millions)
March 29, 2019	March 29, 2034	$75.0	3.79%
March 29, 2019	March 29, 2039	75.0	3.92%
March 29, 2019	March 29, 2044	75.0	4.06%
		225.0
July 1, 2019	July 1, 2029	80.0	3.60%
		$305.0

At June 30, 2019, variable interest rates were 3.20% on the $50.0 million PNMR 2018 Two-Year Term Loan, which matures in December 2020, 3.05% on the $250.0 million PNM 2019 Term Loan, which matures in July 2020, 3.10% on the $35.0 million TNMP 2018 Term Loan, which matures in July 2020, and 3.20% on the $90.0 million PNMR Development Term Loan, which matures in November 2020.

See discussion of PNM’s SJGS Abandonment Application in Note 12, which includes a request to issue approximately $361 million of energy transition bonds, as provided by the ETA, upon the proposed retirement of SJGS in 2022.

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

On February 22, 2019, PNMR Development amended its $24.5 million revolving credit facility to increase the capacity to $25.0 million and to extend the term until February 24, 2020. On July 22, 2019, the PNMR Development Revolving Credit Facility was amended to increase the capacity to $40.0 million with the option to further increase the capacity to $50.0 million upon 15-days advance notice. The facility will continue to have the expiration date of February 24, 2020. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-term debt outstanding consisted of:

	June 30,	December 31,
Short-term Debt	2019	2018
	(In thousands)
PNM:
PNM Revolving Credit Facility	$27,200	$32,400
PNM 2017 New Mexico Credit Facility	15,000	10,000
	42,200	42,400
TNMP Revolving Credit Facility	55,000	17,500
PNMR:
PNMR Revolving Credit Facility	73,300	20,000
PNMR 2018 One-Year Term Loan	150,000	150,000
PNMR Development Revolving Credit Facility	21,900	6,000
	$342,400	$235,900

At June 30, 2019, the weighted average interest rate was 3.67% for the PNMR Revolving Credit Facility, 3.15% for the PNMR 2018 One-Year Term Loan, 3.53% for the PNM Revolving Credit Facility, 3.52% for the PNM 2017 New Mexico Credit Facility, 3.16% for the TNMP Revolving Credit Facility, and 3.41% for the PNMR Development Revolving Credit Facility.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $4.7 million, $2.5 million, and $0.7 million at June 30, 2019 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of June 30, 2019 and December 31, 2018, TNMP had $1.6 million and $0.1 million of intercompany borrowings from PNMR, PNM had zero and $19.8 million of intercompany borrowings from PNMR, and PNMR Development had $0.2 million and $0.5 million of intercompany borrowings from PNMR.

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR for three separate tranches, each of $50.0 million, of its variable rate debt. These hedge agreements are accounted for as cash flow hedges and had fair values of $(0.4) million and less than $0.1 million at June 30, 2019 that are included in other current liabilities and other deferred charges on the Condensed Consolidated Balance Sheets. At December 31, 2018, the hedge agreements had fair values aggregating $1.0 million that are included in other current assets on the Condensed Consolidated Balance Sheets. As discussed in Note 3, changes in the fair value of the cash flow hedge are deferred in AOCI and amounts reclassified to the Condensed Consolidated Statement of Earnings are recorded in interest charges. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement. On January 1, 2019, the Company adopted Accounting Standards Update 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Adoption of the updated standard did not have a significant impact on these cash flow hedges.

At July 26, 2019, PNMR, PNM, TNMP, and PNMR Development had availability of $227.6 million, $368.1 million, $74.9 million, and $7.1 million under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $15.0 million of availability under the PNM 2017 New Mexico Credit Facility. Total availability at July 26, 2019, on a consolidated basis, was $692.7 million for PNMR. As of July 26, 2019, PNM and TNMP had no borrowings from PNMR under their intercompany loan agreements. As of July 26, 2019, PNMR Development had $0.2 million of intercompany borrowings from PNMR. At July 26, 2019, PNMR, PNM, and TNMP had invested cash of $0.9 million, zero, and $13.8 million.

The Company’s debt arrangements have various maturities and expiration dates. The $150.0 million PNMR 2018 One-Year Term Loan will mature in December 2019. PNM has $100.3 million of long-term debt that must be repriced by June 2020 and the $250.0 million PNM 2019 Term Loan matures in July 2020. In addition, the $35.0 million TNMP 2018 Term Loan matures in July 2020. The Company has no other long-term debt due through August 31, 2020. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.

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

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2019	2018	2019	2018	2019	2018
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$13	$21	$—	$—
Interest cost	6,294	6,068	829	860	162	155
Expected return on plan assets	(8,527)	(8,672)	(1,318)	(1,353)	—	—
Amortization of net (gain) loss	3,880	4,087	169	588	79	90
Amortization of prior service cost	(241)	(241)	(99)	(416)	—	—
Net Periodic Benefit Cost	$1,406	$1,242	$(406)	$(300)	$241	$245

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2019	2018	2019	2018	2019	2018
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$26	$41	$—	$—
Interest cost	12,587	12,135	1,658	1,720	324	311
Expected return on plan assets	(17,051)	(17,343)	(2,636)	(2,707)	—	—
Amortization of net (gain) loss	7,759	8,174	338	1,177	158	179
Amortization of prior service cost	(483)	(483)	(198)	(832)	—	—
Net Periodic Benefit Cost	$2,812	$2,483	$(812)	$(601)	$482	$490

PNM did not make any contributions to its pension plan trust in the six months ended June 30, 2019 and 2018 and does not anticipate making any contributions to the pension plan in 2019-2021, but expects to contribute $1.3 million in 2022 and $22.9 million in 2023, based on current law, funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.2% to 4.6%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. Disbursements allocated to the OPEB trust, a portion of which are funded by PNM and considered to be contributions to the OPEB

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

plan, were $0.7 million and $1.5 million in the three and six months ended June 30, 2019. However, PNM made no contributions to the OPEB trust in the three and six months ended June 30, 2018. Although PNM does not expect to make any contributions to the OPEB trust in 2019-2023, disbursements attributable to the OPEB plan that are expected to be funded by PNM are estimated to be $3.7 million in 2019 and $13.7 million for 2020-2023. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $0.7 million in the three and six months ended June 30, 2019 and $0.4 million and $0.9 million in the three and six months ended June 30, 2018 and are expected to total $1.5 million during 2019 and $5.6 million for 2020-2023.

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2019	2018	2019	2018	2019	2018
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$13	$33	$—	$—
Interest cost	672	656	113	119	8	7
Expected return on plan assets	(967)	(991)	(129)	(135)	—	—
Amortization of net (gain) loss	235	272	(110)	(56)	4	4
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(60)	$(63)	$(113)	$(39)	$12	$11

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2019	2018	2019	2018	2019	2018
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$26	$67	$—	$—
Interest cost	1,344	1,312	226	238	16	15
Expected return on plan assets	(1,934)	(1,981)	(258)	(271)	—	—
Amortization of net (gain) loss	470	544	(220)	(113)	8	8
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(120)	$(125)	$(226)	$(79)	$24	$23

TNMP did not make any contributions to its pension plan trust in the six months ended June 30, 2019 and 2018 and does not anticipate making any contributions in 2019-2023, based on current law, funding requirements, and estimates of portfolio performance. The funding assumptions were developed using discount rates of 4.2% to 4.6%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made no contributions to the OPEB trust in the three and six months ended June 30, 2019 and zero and $0.3 million in the three and six months ended June 30, 2018. TNMP does not expect to make contributions to the OPEB trust during the period 2019-2023. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and six months ended June 30, 2019 and 2018 and are expected to total $0.1 million during 2019 and $0.3 million in 2020-2023.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	Commitments and Contingencies

Overview
There are various claims and lawsuits pending against the Company. In addition, the Company is subject to federal, state, and local environmental laws and regulations and periodically participates in the investigation and remediation of various sites. In addition, the Company periodically enters into financial commitments in connection with its business operations. Also, the Company is involved in various legal and regulatory proceedings in the normal course of its business (Note 12). It is not possible at this time for the Company to determine fully the effect of all litigation and other legal and regulatory proceedings on its financial position, results of operations, or cash flows.
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

PNM estimates that it will incur approximately $57.7 million (in 2016 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At June 30, 2019 and December 31, 2018, PNM had a liability for interim storage costs of $12.7 million and $12.4 million, which is included in other deferred credits.

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

The Energy Transition Act

On March 22, 2019, the Governor signed into New Mexico state law Senate Bill 489, known as the Energy Transition Act (“ETA”). The ETA became effective as of June 14, 2019 and sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be provided from renewable and zero-carbon generating resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to review and approve utilities’ annual renewable portfolio plans to ensure compliance with the RPS. The ETA also directs the New Mexico Environmental Improvement Board to adopt standards of performance that limit CO2 emissions to no more than 1,100 lbs. per MWh beginning January 1, 2023 for new or existing coal-fired EGUs with original installed capacities exceeding 300 MW.

The ETA provides for a transition from fossil-fuel generation resources to renewable and other carbon-free resources through certain provisions relating to the abandonment of coal-fired generating facilities. These provisions include the use of “energy transition bonds,” which are designed to be highly rated bonds that can be issued to finance certain costs of abandoning coal-fired facilities that are retired prior to January 1, 2023 for facilities operated by a “qualifying utility,” or prior to January 1, 2032 for facilities that are not operated by the qualifying utility. The amount of energy transition bonds that can be issued to recover abandonment costs is limited to the lesser of $375.0 million or 150% of the undepreciated investment of the facility as of the abandonment date. Proceeds provided by energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “financing costs” (as defined by the ETA). These costs may include plant decommissioning and coal mine reclamation costs provided those costs have not previously been recovered from customers or disallowed by the NMPRC or by a court order. See Note 12 for a discussion of the NM Supreme Court’s decision to affirm the NMPRC’s disallowance of certain costs, including the cost of BDT at SJGS, in PNM’s NM 2015 Rate Case. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. Energy transition bonds must be issued under an NMPRC approved financing order, are secured by “energy transition property,” are non-recourse to the issuing utility, and must be repaid by a non-bypassable charge paid by all customers of the issuing utility. These customer charges are subject to an adjustment mechanism designed to provide for timely and complete payment of principal and interest due under the energy transition bonds.

The ETA also provides that utilities must obtain NMPRC approval of competitively procured replacement resources. In determining whether to approve replacement resources, the NMPRC must give preference to resources with the least environmental impacts, those with higher ratios of capital costs to fuel costs, and those located in the school district of the abandoned facility able to reduce the cost of reclamation and use for lands previously mined within the county of the EGU to be abandoned. The ETA also provides for the procurement of energy storage facilities and gives utilities discretion to maintain and control these systems to ensure reliable and efficient service.

PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. See additional discussion in Note 12 of PNM’s SJGS Abandonment Application. PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement resource filings with the NMPRC.

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

SJGS

December 2018 Compliance Filing – As discussed in Note 16 of the Notes to the Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, in December 2015 PNM received NMPRC approval for a plan to comply with the EPA regional haze rule at SJGS. Among other things, the NMPRC’s December 2015 order required that, no later than December 31, 2018, PNM make a filing with the NMRPC to determine the extent to which SJGS should continue serving PNM’s customers’ needs after June 30, 2022 (the “December 2018 Compliance Filing”). The December 2018 Compliance Filing was required to be made before PNM entered into a binding commitment for post-2022 coal supply but after PNM received firm pricing and other terms for the supply of coal at SJGS, unless PNM did not intend to pursue an agreement for post-2022 coal supply at SJGS. The NMPRC’s December 2015 order also indicated that, if SJGS Unit 4 is abandoned with undepreciated investment on PNM’s books, PNM is prohibited from recovering the undepreciated investment of its 132 MW interest and required that PNM’s 65 MW interest in SJGS Unit 4 be treated as excluded merchant plant. PNM is currently depreciating its investments in SJGS through 2053, which reflects the period of time over which the NMPRC has authorized PNM to recover its investment in SJGS from New Mexico retail customers.

PNM submitted the December 2018 Compliance Filing to the NMPRC on December 31, 2018 indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS after the current SJGS CSA expires in mid-2022 (Note 12). The December 2018 Compliance Filing also indicated that, pursuant to the terms of the agreements governing SJGS, all of the SJGS owners except for Farmington provided written notice that they do not intend to extend the SJGS operating agreements beyond their June 30, 2022 expiration dates, and that PNM has provided written notice to SJCC that PNM does not intend to extend the SJGS CSA beyond June 30, 2022. On January 30, 2019, the NMPRC issued an order initiating a proceeding and requiring PNM to submit an application for the abandonment of PNM’s share of SJGS by March 1, 2019. PNM filed a motion requesting the NMPRC vacate the January 30, 2019 order, which was deemed denied. On February 27, 2019, PNM filed a petition with the NM Supreme Court stating that the requirements of the January 30,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2019 order exceed the NMPRC’s authority by, among other things, mandating PNM to make a filing that is legally voluntary, and that the order is contrary to NMPRC precedent which requires abandonment applications to also include identified replacement resources and other information that would not be available to PNM by March 1, 2019. On March 1, 2019, the NM Supreme Court granted a temporary stay of the NMPRC’s order. Various parties intervened in the petition. On June 26, 2019, the NM Supreme Court lifted the stay, denied PNM’s petition without discussion, and vacated oral arguments that had been scheduled for July 9, 2019. See additional discussion of PNM’s July 1, 2019 SJGS Abandonment Application in Note 12.

GAAP requires that long-lived assets be tested for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. As of December 31, 2018, PNM evaluated the events surrounding its future participation in SJGS and determined that it is more likely than not that PNM’s share of SJGS will be retired in 2022. As a result, PNM performed an impairment analysis that assumed SJGS would not continue to operate through 2053, as previously approved by the NMPRC. PNM’s impairment analysis indicated that, pursuant to the NMPRC’s December 2015 order, PNM’s undepreciated 132 MW interest in SJGS Unit 4 at June 30, 2022 will not be recovered from customers; that the estimated future cash flows expected to result from the operation of SJGS Unit 4 through June 30, 2022 are not sufficient to provide for recovery of PNM’s 65 MW merchant interest in the facility; and that it is unlikely PNM will be able to sell or transfer its interests in SJGS to third parties at amounts sufficient to provide for their recovery. As a result, as of December 31, 2018, PNM recorded a pre-tax impairment of its investment in SJGS of approximately $35.0 million, which is reflected as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings in the 2018 Annual Reports on Form 10-K. This amount includes the entire $11.9 million carrying value of PNM’s 65 MW interest in SJGS Unit 4 as of December 31, 2018 and $23.1 million of estimated undepreciated investments in PNM’s 132 MW jurisdictional interest as of June 30, 2022 that will not be recovered from customers. As of June 30, 2019 and December 31, 2018, the net book value of PNM’s investments in SJGS are $364.6 million and $373.6 million. See additional discussion below regarding the increase in PNM’s estimated liability for coal mine reclamation.

NEE Complaint – On March 31, 2016, NEE filed a complaint with the NMPRC alleging that PNM failed to comply with its discovery obligation in the case authorizing the shutdown of SJGS Units 2 and 3 and requesting the NMPRC investigate whether financing provided by NM Capital to the former owner of SJCC (the “Westmoreland Loan”) could adversely affect PNM’s ability to provide electric service to its retail customers. On January 31, 2018, NEE filed a motion asking the NMPRC to investigate whether PNM’s relationship with the former owner of SJCC could be harmful to PNM’s customers. On May 23, 2018, PNM filed its response to the NMPRC staff’s comments noting that the Westmoreland Loan was paid in full on May 22, 2018. On October 11, 2018, PNM notified the NMPRC that the former owner of SJCC, Westmoreland, had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. As discussed in Note 6, on March 15, 2019, Westmoreland announced that it had emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, all the assets of SJCC were sold to WSJ LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of Westmoreland including obligations to PNM under the SJGS CSA. The NMPRC has taken no further action on NEE’s complaints. PNM cannot predict if the NMPRC will take any further action on these matters or the potential outcome.

Four Corners

Four Corners Federal Agency Lawsuit – On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the United States District Court for the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine. The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  The court granted an APS motion to intervene in the litigation. On September 15, 2016, NTEC, the current owner of the mine providing coal to Four Corners, filed a motion to intervene for the limited purpose of seeking dismissal of the lawsuit based on NTEC’s tribal sovereign immunity. On September 11, 2017, the court granted NTEC’s motion and dismissed the case with prejudice, terminating the proceedings. The environmental group plaintiffs filed a Notice of Appeal of the dismissal in the United States Court of Appeals for the Ninth Circuit on November 9, 2017, and the court granted their subsequent motion to expedite the appeal. Oral arguments for the appeal were held on March 7, 2019. On July 29, 2019, the Ninth Circuit issued a decision affirming the District Court’s dismissal of the case. PNM cannot predict if parties to the lawsuit will appeal this decision.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Carbon Dioxide Emissions
On August 3, 2015, EPA established standards to limit CO2 emissions from power plants. EPA took three separate but related actions in which it: (1) established the carbon pollution standards for new, modified, and reconstructed power plants; (2) established the Clean Power Plan to set standards for carbon emission reductions from existing power plants; and (3) released a proposed federal plan associated with the final Clean Power Plan. The Clean Power Plan was published on October 23, 2015.

Multiple states, utilities, and trade groups filed petitions for review in the DC Circuit to challenge both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources. Numerous parties also simultaneously filed motions to stay the Clean Power Plan during the litigation. On January 21, 2016, the DC Circuit denied petitions to stay the Clean Power Plan, but 29 states and state agencies successfully petitioned the US Supreme Court for a stay, which was granted on February 9, 2016. The decision means the Clean Power Plan is not in effect and neither states nor sources are obliged to comply with its requirements. With the US Supreme Court stay in place, the DC Circuit heard oral arguments on the merits of the Clean Power Plan on September 27, 2016 in front of a ten judge en banc panel. However, before the DC Circuit could issue an opinion, the Trump Administration asked that the case be held in abeyance while the rule was being re-evaluated, which was granted.

On March 28, 2017, President Trump issued an Executive Order on Energy Independence. The order put forth two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order directed the EPA Administrator to review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Clean Power Plan, (2) the New Source Performance Standards (“NSPS”) for GHG from new, reconstructed, or modified electric generating units, (3) the Proposed Clean Power Plan Model Trading Rules, and (4) the Legal Memorandum supporting the Clean Power Plan. It also directed the EPA Administrator to notify the US Attorney General of his intent to review rules subject to pending litigation so that the US Attorney General may notify the court and, in his discretion, request that the court delay further litigation pending completion of the reviews. In response to the Executive Order, EPA filed a petition with the DC Circuit requesting the cases challenging the Clean Power Plan be held in abeyance until after the conclusion of EPA’s review and any subsequent rulemaking, which was granted. In addition, the DC Circuit issued a similar order in connection with a motion filed by EPA to hold cases challenging the NSPS in abeyance.

On October 10, 2017, EPA issued a NOPR proposing to repeal the Clean Power Plan and filed its status report with the court requesting the case be held in abeyance until the completion of the rulemaking on the proposed repeal. The NOPR proposed a legal interpretation concluding that the Clean Power Plan exceeded EPA’s statutory authority. On August 31, 2018, EPA published a proposed rule, informally known as the Affordable Clean Energy rule, to replace the Clean Power Plan. On June 19, 2019, EPA released the final version of the Affordable Clean Energy rule. EPA takes three actions in the final rule: (1) finalizes the repeal of the Clean Power Plan; (2) finalizes the Affordable Clean Energy rule; and (3) revises the implementing regulations for all emission guidelines issued under Clean Air Act Section 111(d), which among other things, extends the timing of state plans. The final rule is very similar to the August 2018 proposed rule. EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of "candidate technologies" that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA's rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. States will have three years from when the rule is finalized to submit a plan to EPA and then the EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a federal plan. While corresponding NSR reform regulations were proposed as part of the EPA’s Affordable Clean Energy proposal, the final rule did not include such reform measures. EPA announced that it will be taking final action on the NSR reform proposal for EGUs in the near future. The Affordable Clean Energy rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after the planned shutdown of SJGS in 2022 (subject to NMPRC approval).

Since the Navajo Nation does not have primacy over its air quality program, EPA would be the regulatory authority responsible for implementing the Affordable Clean Energy rule on the Navajo Nation. PNM is currently reviewing the requirements of the Affordable Clean Energy rule and is unable to predict the potential financial or operational impacts on Four Corners.

On December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the carbon pollution standards rule published in October 2015 for fossil fueled power plants. The proposed rule would revise the standards for coal-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fired units based on a revised BSER determination that would result in less stringent CO2 emission performance standards for new, reconstructed, and modified fossil-fueled power plants. EPA is not proposing any changes nor reopening the standards of performance for newly constructed or reconstructed stationary combustion turbines. Comments on the proposal were due on March 18, 2019.

PNM’s review of the GHG emission reductions standards under the Affordable Clean Energy rule and the revised proposed carbon pollution standards rule is ongoing. The Affordable Clean Energy rule has been challenged by several parties and may be impacted by further litigation. As discussed above, SJGS and Four Corners may also be required to comply with additional GHG restrictions issued by the New Mexico Environmental Improvement Board pursuant to the recently enacted ETA. PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance, if any.

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

On May 14, 2015, PNM received an amendment to its NSR air permit for SJGS, which reflects the revised state implementation plan for regional haze BART and required the installation of SNCRs. The revised permit also required the reduction of SO2 emissions to 0.10 pound per MMBTU on SJGS Units 1 and 4 and the installation of BDT equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These reductions help SJGS meet the NAAQS for these constituents. The BDT equipment modifications were installed at the same time as the SNCRs, in order to most efficiently and cost effectively conduct construction activities at SJGS. See a discussion of the regulatory treatment of BDT in Note 12.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Ozone Standard – On October 1, 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 ppb. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone, and to generate emission offsets for new projects or facility expansions located in nonattainment areas.

On November 10, 2015, EPA proposed a rule revising its Exceptional Events Rule, which outlines the requirements for excluding air quality data (including ozone data) from regulatory decisions if the data is affected by events outside an area’s control. The proposed rule is important in light of the more stringent ozone NAAQS final rule since western states like New Mexico and Arizona are subject to elevated background ozone transport from natural local sources, such as wildfires, and transported via winds from distant sources, such as the stratosphere or another region or country.

On February 25, 2016, EPA released guidance on area designations for ozone, which states used to determine their initial designation recommendations by October 1, 2016. NMED published its 2015 Ozone NAAQS Designation Recommendation Report on September 2, 2016 and recommended designation of a small area in southern Dona Ana County as non-attainment for ozone.

During 2017 and 2018, EPA released rules establishing area designations. In those rules, San Juan County, New Mexico, where SJGS and Four Corners are located, is designated as attainment/unclassifiable and a small area in Dona Ana County, New Mexico is designated as marginal non-attainment. The final rule also establishes the timing of attainment dates for each non-attainment area classification, which are marginal, moderate, serious, severe, or extreme. The rule became effective May 8, 2018. Attainment plans are due mid-2021 to 2022.

NMED has responsibility for bringing the small area in Dona County designated as marginal/non-attainment for ozone into compliance and will look at all sources of NOx and volatile organic compounds. NMED is working on the State Implementation Plan revision that outlines the strategies and emissions control measures that are expected to improve air quality in the area by May 8, 2021. These strategies and measures would aim to reduce the amount of NOx and volatile organic compounds emitted to the atmosphere and will rely upon current or upcoming federal rules, new or revised state rules, and other programs.

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

Of the fifteen claims for relief in the WEG Petition, two concerned SJCC’s San Juan mine. WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008. SJCC intervened in this matter. In 2016, OSM filed a Motion for Voluntary Remand to allow the agency to conduct a new environmental analysis and the court entered an order remanding the matter to OSM for the completion of an EIS by August 31, 2019. The court ruled that mining operations may continue in the interim and the litigation is administratively closed. If OSM does not complete the EIS within the time frame provided, the court will order immediate vacatur of the mining plan at issue absent a further court order based on good cause shown. The public scoping process, data submittal phase, and public comment period was completed in July 2018. The Notice of Availability for the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

final EIS was published in the Federal Register and became available on the OSM website on March 15, 2019. NEPA requires OSM to identify a preferred alternative in the final EIS and prepare a recommendation to the Assistant Secretary of Land and Minerals Management. OSM has selected a plan that would allow for continued mining that would extend beyond 2022 as the preferred alternative based on the impact analysis in the EIS. On May 1, 2019, OSM published its Record of Decision, which would allow for continued mining in the underground mine in annual quantities similar to those being currently being provided.  The OSM’s Record of Decision is subject to additional review and approval.  PNM cannot predict the outcome of this matter.
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
Cooling Water Intake Structures
In 2014, EPA issued a rule establishing national standards for certain cooling water intake structures at existing power plants and other facilities under the Clean Water Act to protect fish and other aquatic organisms by minimizing impingement mortality (the capture of aquatic wildlife on intake structures or against screens) and entrainment mortality (the capture of fish or shellfish in water flow entering and passing through intake structures).
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
On May 23, 2018, several environmental groups sued EPA Region IX in the United States Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system and no additional conditions are necessary. On July 16, 2018, several environmental groups filed a petition for review with the EPA’s Environmental Appeals Board concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised effluent limitation guidelines, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the Environmental Appeals Board. The EPA’s Environmental Appeals Board thereafter dismissed the environmental groups’ appeal. EPA has issued a proposed NPDES permit for Four Corners and has indicated that it would accept comments through July 2019. As part of the proposal, EPA is contemplating a December 31, 2023 compliance deadline. EPA currently projects that it will take final action on the permit proposal by September 30, 2019. Four Corners will

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

continue to operate under the 2001 NPDES permit. PNM cannot predict the outcome of this matter or whether reconsideration will have a material impact on PNM’s financial position, results of operations or cash flows.

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

On September 18, 2017, EPA published a final rule for postponement of certain compliance dates, which have not yet passed for the Effluent Limitations Guidelines rule. The rule postponed the earliest date on which compliance with the effluent limitation guidelines for these waste streams would be required from November 1, 2018 until November 1, 2020, although the new deadlines have been challenged in court.

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

EPA reissued an NPDES permit for Four Corners on June 12, 2018. EPA had determined that the guidelines in the 2015 rule were not applicable to this permit because the effective dates of the 2015 effluent guidelines rule were extended but later withdrew the Four Corners NPDES permit in order to examine issues raised by several environmental groups. Four Corners will continue to operate under the 2001 NPDES permit. See Cooling Water Intake Structures above. Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques during the next NPDES permit renewal for Four Corners, which will be in 2023. PNM is unable to predict the outcome of these matters or a range of the potential costs of compliance.
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

The Superfund Oversight Section of the NMED also has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and that the source may not be the former Santa Fe Generating Station. Results of tests conducted by NMED in April 2012 and April 2013 showed elevated concentrations of nitrate in three monitoring wells and an increase in free-phase hydrocarbons in another well. PNM conducted similar site-wide sampling activities in April 2014 and obtained results similar to the 2013 data. As part of this effort, PNM also collected a sample of hydrocarbon product for “fingerprint” analysis from a monitoring well located on the northeastern corner of the property.  This analysis indicated that the hydrocarbon product was a mixture of newer and older fuels, and the location of the monitoring well suggests that the hydrocarbon product is likely from offsite sources. PNM does not believe the former generating station is the source of the increased levels of free-phase hydrocarbons, but no conclusive determinations have been made. However, it is possible that PNM’s prior activities to remediate hydrocarbon contamination, as conducted under an NMED-approved plan, may have resulted in increased nitrate levels.  Therefore, PNM has agreed to monitor nitrate levels in a limited number of wells under the terms of a renewed discharge permit for the former generating station.  The renewed discharge permit requires that PNM conduct more frequent monitoring than originally anticipated, which resulted in an insignificant increase to the project cost estimate as of December 31, 2018.

Effective December 22, 2015, PNM and NMED entered into a memorandum of understanding to address changing groundwater quality conditions at the site. Under the memorandum, PNM will continue hydrocarbon investigation of the site under the supervision of NMED and qualified costs of the work will be eligible for payment through the New Mexico Corrective Action Fund (“CAF”), which is administered by the NMED Petroleum Storage Tank Bureau. Among other things, money in the CAF is available to NMED to make payments to or on behalf of owners and operators for corrective action taken in accordance with statutory and regulatory requirements to investigate, minimize, eliminate, or clean up a release. PNM’s work plan and cost estimates for specific groundwater investigation tasks were approved by the Petroleum Storage Tank Bureau. PNM continues to work with the Petroleum Storage Tank Bureau to monitor contaminants at the site. Qualified costs of this work are eligible for payment through the CAF.

On March 28, 2019, PNM received notice from NMED that an abatement plan is required with respect to the site to address concentrations of previously identified compounds, unrelated to those disclosed above, found in the groundwater. The abatement plan would include an investigation to define site conditions and provide data necessary to select and design an abatement option. PNM submitted its abatement plan proposal to NMED on July 11, 2019. Under NMED regulations, NMED and PNM are required to publish information summarizing the source and magnitude of the pollution. NMED may also hold a public hearing if there is sufficient public interest.

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

EPA’s final coal ash rule, which became effective on October 19, 2015, included a non-hazardous waste determination for coal ash. The rule sets minimum criteria for existing and new CCR landfills and surface impoundments. Because the rule is promulgated under Subtitle D of RCRA, it does not require regulated facilities to obtain permits, does not require states to adopt and implement the rules, and is not within EPA’s enforcement jurisdiction. Instead, the rule’s compliance mechanism is for a state or citizen group to bring a RCRA citizen suit in federal district court against any facility that is alleged to be in non-compliance with the requirements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 16, 2016, the Water Infrastructure Improvements for the Nation Act (the “WIIN Act”) was signed into law to address critical water infrastructure needs in the United States. The WIIN Act contains a number of provisions requiring EPA to modify the self-implementing provisions of the current CCR rules under Subtitle D. Among other things, the WIIN Act provides for the establishment of state and EPA permit programs for CCRs, provides flexibility for states to incorporate the EPA final rule for CCRs or develop other criteria that are at least as protective as the EPA’s final rule, and requires EPA to approve state permit programs within 180 days of submission by the state for approval. As a result, the CCR rule is no longer self-implementing and there will either be a state or federal permit program. Subject to Congressional funding, EPA will implement the permit program in states that choose not to implement a program. Until permit programs are in effect, EPA has authority to directly enforce the self-implementing CCR rule. For facilities located within the boundaries of Native American reservations, such as the Navajo Nation where Four Corners is located, EPA is required to develop a federal permit program regardless of appropriated funds. There is no timeline for establishing either state or federal permitting programs. Since the CCR rule was promulgated in 2015, it has undergone multiple revisions and may be subject to further change as a result of EPA’s ongoing review, implementation of the WIIN act, and the impact of various court decisions in litigation.

On July 30, 2018, the EPA published a rule which constitutes “Phase One, Part One” of its ongoing reconsideration and revision of the April 17, 2015 coal ash rule. The final rule includes two types of revisions. The first revision extends the deadline to allow EGUs with unlined impoundments or that fail to meet the uppermost aquifer requirement to continue to receive coal ash until October 31, 2020. The second revision authorizes a “Participating State Director” or EPA, in lieu of a professional engineer, to approve suspension of groundwater monitoring and to issue certifications related to the location restrictions, design criteria, groundwater monitoring, remedy selection and implementation. The revisions also modify groundwater protection standards for certain constituents, which include cobalt, molybdenum, lithium, and lead without a maximum contamination level. EPA intends to issue multiple proposed rulemakings with a final rule in December 2019 that will include the following: (1) deadlines for unlined surface impoundments to cease receiving waste; (2) a “Phase Two” rule to address amendments to the national minimum criteria; and (3) rulemaking for alternative demonstration for unlined surface impoundments with a request for comment on inclusion of legacy units. On July 30, 2019, EPA released a proposed “Phase Two” rule and indicated they will provide a 60-day public comment period. PNM cannot predict the outcome of the EPA’s rule making activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

As indicated above, CCRs at Four Corners are currently disposed of in ash ponds and dry storage areas. The CCR rule requires ongoing, phased groundwater monitoring. Utilities that own or operate CCR disposal units, such as those at Four Corners were required to collect sufficient groundwater sampling data to initiate a detection monitoring program.  Four Corners completed the analysis for its CCR disposal units, which identified several units that will need corrective action or will need to cease operations and initiate closure by October 2020. At this time, PNM does not anticipate its share of the cost to complete these corrective actions or to close the CCR disposal units at Four Corners will have a significant impact on its operations, financial position, or cash flows.

Other Commitments and Contingencies
Coal Supply
SJGS
The coal requirements for SJGS are supplied by SJCC. SJCC holds certain federal, state, and private coal leases. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid SJCC for certain coal mined but not yet delivered to the plant site. At June 30, 2019 and December 31, 2018, prepayments for coal, which are included in other current assets,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amounted to $26.3 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.
In conjunction with the activities undertaken to comply with the CAA for SJGS, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS. On July 1, 2015, PNM and Westmoreland entered into a new coal supply agreement (the “SJGS CSA”), pursuant to which Westmoreland, through its indirect wholly-owned subsidiary SJCC, agreed to supply all of the coal requirements of SJGS through June 30, 2022. PNM and Westmoreland also entered into agreements under which CCR disposal and mine reclamation services for SJGS would be provided. As discussed in Note 6, with the closing of the sale of the assets of SJCC on March 15, 2019, WSJ LLC assumed the rights and obligations of SJCC under the SJGS CSA and the agreements for CCR disposal and mine reclamation services. Pricing under the SJGS CSA is primarily fixed, with adjustments to reflect changes in general inflation. The pricing structure takes into account that WSJ LLC has been paid for coal mined but not delivered.

PNM had the option to extend the SJGS CSA, subject to negotiation of the term of the extension and compensation to the miner. In 2018, PNM, Los Alamos, UAMPS, and Tucson provided notice of their intent to exit SJGS in 2022 and Farmington gave notice that it wishes to continue SJGS operations and to extend the terms of both agreements. On November 30, 2018, PNM provided notice to Westmoreland that PNM does not intend to extend the term of the SJGS CSA or to negotiate a new coal supply agreement for SJGS, which will result in the current agreement expiring on its own terms on June 30, 2022. See additional discussion above of PNM’s December 2018 Compliance Filing above and its SJGS Abandonment Application in Note 12.

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
In December 2018 PNM remeasured its liability for coal mine reclamation for the mine that serves SJGS to reflect that reclamation activities may occur beginning in 2022, rather than in 2053 as previously anticipated. This estimate resulted in an increase in overall reclamation costs due to an increase in the amount of fill dirt required to remediate the mine areas and the timing of activities necessary to reclaim the mine that serves SJGS. This remeasurement increased PNM’s liability for coal mine reclamation as of December 31, 2018 by $39.2 million for both the underground and surface mines that serve SJGS. PNM recovers

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

from retail customers reclamation costs associated with the underground mine. However, the NMPRC has capped the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million. As a result, PNM recorded $9.4 million of the increase in the liability at December 31, 2018 related to the underground mine in regulatory assets on the Condensed Consolidated Balance Sheets and recorded the remaining $29.8 million associated with the surface mine as regulatory disallowances and restructuring costs on the Condensed Consolidated Statements of Earnings. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and then current inflation and discount rates. In addition, PNM may be exposed to additional loss if recovery for the cost of reclamation activities is not approved by the NMPRC in connection with the NMPRC approvals indicated above.
An updated coal mine reclamation study for the mine that serves Four Corners was completed in 2019. The updated study reflects operation of the mine through 2031, the term of the Four Corners CSA. The study indicates a decrease in anticipated coal mine reclamation costs primarily driven by lower overhead costs, which is offset by an increase driven by a reduction in the discount rate used to measure the liability. PNM recorded its share of the net decrease in the liability of $0.3 million as of June 30, 2019 and reflected the adjustment in cost of energy on the Condensed Consolidated Statements of Earnings.
Based on the 2018 estimates and PNM’s ownership share of SJGS, PNM’s remaining payments as of June 30, 2019 for mine reclamation, in future dollars, are estimated to be $94.4 million for the surface mines at both SJGS and Four Corners and $40.0 million for the underground mine at SJGS. At June 30, 2019 and December 31, 2018, liabilities, in current dollars, of $70.0 million and $70.1 million for surface mine reclamation and $24.3 million and $23.2 million for underground mine reclamation were recorded in other deferred credits.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As discussed in Note 16 of the Notes to the Consolidated Financial Statements on Form 10-K, as part of the restructuring of SJGS ownership the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $10.0 million in December 2018. Based on PNM’s reclamation trust fund balance at June 30, 2019, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $6.1 million in 2019, $10.2 million in 2020, and $10.9 million in 2021.
Under the Four Corners CSA, which became effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in thirteen annual installments, beginning on August 1, 2016, into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.3 million in 2018 and anticipates providing additional funding of $2.3 million in each of the years from 2019 through 2023.
If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. The impacts of changes in New Mexico state law as a result of the enactment of the ETA and regulatory determinations made by the NMPRC may also affect PNM’s financial position, results of operations, and cash flows. See additional discussion above regarding PNM’s December 2018 Compliance Filing and its SJGS Abandonment Application in Note 12. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.

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

PVNGS Liability and Insurance Matters
Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. In accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $13.9 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers. The remaining $13.5 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, PNM’s maximum potential retrospective premium assessment per incident for all three units is $41.6 million, with a maximum annual payment limitation of $6.2 million, to be adjusted periodically for inflation.

The PVNGS participants maintain insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.8 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). The primary policy offered by NEIL contains a sublimit of $2.25 billion for non-nuclear property damage. If NEIL’s losses in any policy year exceed accumulated funds, PNM is subject to retrospective premium adjustments of $5.4 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses. The insurance coverages discussed in this and the previous paragraph are subject to certain policy conditions, sublimits, and exclusions.
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
PVNGS Water Supply Litigation
In 1986, an action commenced regarding the rights of APS and the other PVNGS participants to the use of groundwater and effluent at PVNGS. APS filed claims that dispute the court’s jurisdiction over PVNGS’ groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of those rights. In 1999, the Arizona Supreme Court issued a decision finding that certain groundwater rights may be available to the federal government and Native American tribes. In addition, the Arizona Supreme Court issued a decision in 2000 affirming the lower court’s criteria for resolving groundwater

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

claims. Litigation on these issues has continued in the trial court. No trial dates have been set in these matters. PNM does not expect that this litigation will have a material impact on its results of operation, financial position, or cash flows.
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
Rights-of-Way Matter

On January 28, 2014, the County Commission of Bernalillo County, New Mexico passed an ordinance requiring utilities to enter into a use agreement and pay a yet-to-be-determined fee as a condition to installing, maintaining, and operating facilities on county rights-of-way. The fee is purported to compensate the county for costs of administering and maintaining the rights-of-way, as well as for capital improvements. After extensive challenges to the validity of the ordinance, the utilities filed a writ of certiorari with the NM Supreme Court, which was denied. The matter is proceeding in NM District Court. The utilities and Bernalillo County have reached a standstill agreement whereby the county will not take any enforcement action against the utilities pursuant to the ordinance during the pendency of the litigation, but not including any period for appeal of a judgment, or upon 30 days written notice by either the county or the utilities of their intention to terminate the agreement. Discussions are continuing but the matter remains unresolved. If the challenges to the ordinance are unsuccessful, PNM believes any fees paid pursuant to the ordinance would be considered franchise fees and would be recoverable from customers. PNM is unable to predict the outcome of this matter or its impact on PNM’s operations.
Navajo Nation Allottee Matters

In September 2012, 43 landowners filed a notice of appeal with the Bureau of Indian Affairs (“BIA”) appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The landowners claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation and allege that PNM is a rights-of-way grantee with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The allottees generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. The allottees filed a motion to dismiss their appeal with prejudice, which was granted in April 2014. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested. The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in the NM District Court regarding the approximately 15.49 acres of land at issue. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM filed a motion for reconsideration of this ruling, which was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. Both matters have been consolidated. Oral argument before the Tenth Circuit was heard on January 17, 2017. On May 26, 2017, the Tenth Circuit affirmed the district court. On July 8, 2017, PNM filed a Motion for Reconsideration en banc with the Tenth Circuit, which was denied. The NM District Court stayed the case based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. On November 20, 2017, PNM filed its petition for writ of certiorari with the US Supreme Court, which was denied. The underlying litigation continues in the NM District Court. On March 27, 2019, several individual allottees filed a motion for partial summary judgment on the issue of trespass. The Court held a hearing on the motion on June 18, 2019 and took the motion under advisement. PNM cannot predict the outcome of these matters.

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
PNM

New Mexico General Rate Cases

New Mexico 2015 General Rate Case (“NM 2015 Rate Case”)

On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposed a revenue increase of $123.5 million, including base non-fuel revenues of $121.7 million. PNM’s application was based on a FTY period beginning October 1, 2015 and proposed a ROE of 10.5%. The primary drivers of PNM’s identified revenue deficiency were the cost of infrastructure investments, including depreciation expense based on an updated depreciation study, and a decline in energy sales as a result of PNM’s successful energy efficiency programs and other economic factors. The application included several proposed changes in rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation and included a request for a revenue decoupling pilot program for residential and small commercial customers. PNM requested that the proposed new rates become effective beginning in July 2016. A public hearing on the proposed new rates was held in April 2016. Subsequent to this hearing, the NMPRC ordered PNM to file additional testimony regarding PNM’s interests in PVNGS, including the 64.1 MW of PVNGS Unit 2 that PNM repurchased in January 2016 pursuant to the terms of the initial sales-leaseback transactions (Note 13). After additional hearings, PNM and other parties were ordered to file supplemental briefs and to provide final recommended revenue requirements that incorporated fuel savings that PNM implemented effective January 1, 2016 from PNM’s SJGS CSA (Note 11).  PNM’s filing indicated that recovery for fuel related costs would be reduced by approximately $42.9 million reflecting the current SJGS CSA, which also reduced the request for base non-fuel related revenues by $0.2 million to $121.5 million.

In August 2016, the Hearing Examiner in the case issued a recommended decision (the “August 2016 RD”).  The August 2016 RD, among other things, recommended that the NMPRC find PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing the BDT equipment on SJGS Units 1 and 4. As a result, the August 2016 RD recommended the NMPRC disallow recovery of the entire $163.3 million purchase price for the January 15, 2016 purchases of the assets underlying three leases aggregating 64.1 MW of PVNGS Unit 2, the undepreciated capital improvements made during the period the 64.1 MW of purchased capacity was leased, rent expense aggregating $18.1 million annually for leases aggregating 114.6 MW of capacity that were extended through January 2023 and 2024 (Note 13), and recovery of the costs of converting SJGS Units 1 and 4 to BDT.

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

•	Recovery of annual rent expenses associated with the 114.6 MW of capacity under the extended leases

•
Disallowance of the recovery of any future contributions for PVNGS decommissioning costs related to the 64.1 MW of capacity purchased in January 2016 and the 114.6 MW of capacity under the extended leases

On September 30, 2016, PNM filed a notice of appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. Specifically, PNM appealed the NMPRC’s determination the PNM was imprudent in certain matters in the case, including the NMPRC’s disallowance of the full purchase price of the 64.1 MW of capacity in PVNGS Unit 2, the undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity was leased by PNM, the cost of converting SJGS Units 1 and 4 to BDT, and future contributions for PVNGS decommissioning attributable to the 64.1 MW of purchased capacity and the 114.6 MW of capacity under the extended leases. NEE, NMIEC, and ABCWUA filed notices of cross-appeal to PNM’s appeal. The issues appealed by the various cross-appellants included, among other things, the NMPRC allowing PNM to recover any of the costs of the lease extensions for the 114.6 MW of PVNGS Units 1 and 2 and the purchase price for the 64.1 MW in PVNGS Unit 2, the costs incurred under the Four Corners CSA, and the inclusion of the “prepaid pension asset” in rate base.

During the pendency of the appeal, PNM evaluated the consequences of the order in the NM 2015 Rate Case and the related appeals to the NM Supreme Court as required under GAAP. These evaluations indicated that it was reasonably possible that PNM would be successful on the issues it was appealing but would not be provided capital costs recovery until the NMPRC acted on a decision of the NM Supreme Court. PNM also evaluated the accounting consequences of the issues being appealed by the cross-appellants and concluded that the issues raised in the cross-appeals did not have substantial merit.

In accordance with GAAP, PNM periodically updated its estimate of the amount of time necessary for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. As a result of these evaluations, through March 31, 2019, PNM recorded accumulated pre-tax impairments of its capital investments subject to the appeal in the amount of $19.7 million, which includes pre-tax losses of $1.3 million recorded during the three months ended March 31, 2019 and $1.8 million recorded during the six months ended June 30, 2018.

On May 16, 2019, the NM Supreme Court issued its decision on the matters that had been appealed in the NM 2015 Rate Case. The NM Supreme Court rejected the matters appealed by the cross-appellants and affirmed the NMPRC’s disallowance of a portion of the purchase price of the 64.1 MW of capacity in PVNGS Unit 2; the undepreciated costs of capital improvements made during the time that the 64.1 MW capacity was leased by PNM; and the costs to install BDT at SJGS Units 1 and 4. The NM Supreme Court’s decision also ruled that the NMPRC’s decision to permanently disallow recovery of future decommissioning costs related to the 64.1 MW of PVNGS Unit 2 and the 114.6 MW of PVNGS Units 1 and 2 deprived PNM of its rights to due process of law and remanded the case to the NMPRC for further proceedings consistent with the Court’s findings. On July 17, 2019, the NMPRC heard oral argument from parties in the case on how to best proceed with the NM Supreme Court’s remand. At oral argument, parties presented various positions ranging from re-litigating the value of PVNGS resources determined by the NMPRC and affirmed by the NM Supreme Court to re-affirming the NMPRC’s final order with a single modification to address recovery of future PVNGS decommissioning costs in a future case. PNM is unable to predict the outcome of this matter.

As a result of the NM Supreme Court’s ruling, PNM recorded a pre-tax impairment of $149.3 million as of June 30, 2019 which is reflected as regulatory disallowances and restructuring costs in the Condensed Consolidated Statements of Earnings. The impairment reflects capital costs not previously impaired during the pendency of the appeal and includes $72.6 million for a portion of the purchase price for 64.1 MW in PVNGS Unit 2, $39.3 million of undepreciated capitalized improvements made during the period the 64.1 MW was being leased by PNM, and $37.4 million for BDT on SJGS Units 1 and 4. The impairment was offset by tax impacts of $45.7 million, which are reflected as income taxes on the Condensed Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Mexico 2016 General Rate Case (“NM 2016 Rate Case”)

On December 7, 2016, PNM filed an application with the NMPRC for a general increase in retail electric rates. PNM did not include any of the costs disallowed in the NM 2015 Rate Case that were at issue in its then pending appeal to the NM Supreme Court. PNM’s original application used a FTY beginning January 1, 2018 and requested an increase in base non-fuel revenues of $99.2 million based on an ROE of 10.125%. The primary drivers of PNM’s revenue deficiency included implementation of modifications to PNM’s resource portfolio, which were approved by the NMPRC in December 2015 as part of the SJGS regional haze compliance plan, infrastructure investments, including environmental upgrades at Four Corners, declines in forecasted energy sales due to successful energy efficiency programs and other economic factors, and updates to FERC/retail jurisdictional allocations.

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

•	A ROE of 9.575%

•	Returning to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate to the extent attributable to PNM’s retail operations (Note 14)

•	Disallowing PNM’s ability to collect an equity return on certain investments aggregating $148.1 million at Four Corners, but allowing recovery with a debt-only return

•	An agreement to not implement non-fuel base rate changes, other than changes related to PNM’s rate riders, with an effective date prior to January 1, 2020

•	A requirement to consider the prudency of PNM’s decision to continue its participation in Four Corners in a future proceeding

In accordance with the settlement agreement and the NMPRC’s final order, PNM implemented 50% of the approved increase for service rendered beginning February 1, 2018 and implemented the rest of the increase for service rendered beginning January 1, 2019.

Investigation/Rulemaking Concerning NMPRC Ratemaking Policies

On March 22, 2017, the NMPRC issued an order opening an investigation and rulemaking to simplify and increase “the transparency of NMPRC rate cases by reducing the number of issues litigated in rate cases,” and provide a “more level playing field among intervenors and NMPRC staff on the one hand, and the utilities on the other.” The order posed several questions related to establishing and monitoring utilities’ ROEs, the recoverability of regulatory assets, including rate case costs, and whether parties should have access to software used by utilities to support their positions. To date, no agreement has been reached. PNM cannot predict the outcome of this proceeding.

Renewable Portfolio Standard
Prior to the enactment of the ETA, the REA established a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. As discussed in Note 11, the ETA was enacted on June 14, 2019. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also removes diversity requirements and certain customer caps and exemptions relating to the application of the RPS under the REA.

The REA provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures that utilities recover costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The ETA sets a RCT of $60 per MWh using an average annual levelized resource cost basis. PNM makes renewable procurements consistent with the NMPRC approved

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

plans. PNM recovers certain renewable procurement costs from customers through a rate rider. See Renewable Energy Rider below.

Included in PNM’s approved procurement plans are the following renewable energy resources:

•
157 MW of PNM-owned solar-PV facilities, including 50 MW of PNM-owned solar-PV facilities approved by the NMPRC in PNM’s 2018 renewable energy procurement plan that are expected to be placed in commercial operation by the end of 2019

•	A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 204 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW

•	A PPA through 2042 for the output of the Lightning Dock Geothermal facility; with a current capacity of 15 MW

•	Solar distributed generation, aggregating 113.1 MW at June 30, 2019, owned by customers or third parties from whom PNM purchases any net excess output and RECs

•	Solar and wind RECs as needed to meet the RPS requirements

On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM requested approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018, and continuation of customer REC purchase programs and other purchases of RECs to ensure annual compliance with the RPS. The plan also sought a variance from the “other” diversity category in 2018 due to a revised production forecast of the Lightning Dock Geothermal facility in 2018. A public hearing on the application was held in September 2017. On October 17, 2017, the Hearing Examiner issued a recommended decision that PNM’s 2018 renewable energy procurement plan be approved by the NMPRC, except for the re-powering of Lightning Dock Geothermal and PNM’s request to procure 50 MW of new solar facilities. PNM filed exceptions contesting the Hearing Examiner’s proposals. On November 15, 2017, the NMPRC issued an order approving PNM’s plan and rejecting the Hearing Examiner’s recommendations. On November 29, 2017, NMIEC filed an appeal with the NM Supreme Court objecting to the fuel allocation methodology and requested a partial stay of the NMPRC order, which was denied. NEE subsequently filed a motion to intervene and cross-appeal objecting to the approval of the 50 MW of new solar facilities. On July 5, 2019, the NM Supreme Court approved a motion filed by NMIEC to dismiss its appeal. NEE’s cross-appeal remains open. PNM cannot predict the outcome of this matter.

On June 1, 2018, PNM filed its 2019 renewable energy procurement plan. The plan met RPS and diversity requirements for 2019 and 2020 using resources already approved by the NMPRC and did not propose any significant new procurements. PNM projects that the plan will be within the RCT in 2019 and will slightly exceed the current RCT in 2020. The NMPRC approved PNM’s 2019 renewable energy procurement plan on November 28, 2018.

On June 3, 2019, PNM filed its 2020 renewable energy procurement plan. The plan requests approval of a 20-year PPA to purchase 140 MW of renewable energy and RECs from the La Joya Wind Facility (“La Joya Wind”), which is expected to be operational by December 31, 2020. PNM intends to utilize the BB2 line to deliver power from the PPA. See additional discussion below under Application For a New 345 kV Transmission Line. As discussed above, the ETA removes certain customer caps and exemptions relating to the application of the RPS under the REA. PNM’s 2020 renewable energy procurement plan requests a variance from the RPS for 2020 and proposes the shortfall be met with excess RECs that will be available under the La Joya Wind PPA in 2021. PNM also submitted proposed adjustments to the current FPPAC methodology for non-renewable fuel allocations to reflect the ETA’s removal of certain customer cost caps associated with the RPS and requested that the fuel clause year be reset to correspond to the January 1 reset date under the renewable energy rider. On July 17, 2019, PNM filed a corrected reconciliation of 2019 and estimated 2020 customer bill impacts that demonstrated the effect of removing certain customer caps and exemptions under the requirements of the newly enacted ETA. The Hearing Examiner issued a response requiring PNM to address why its application should not be dismissed, or alternatively, proposing an extended procedural schedule. PNM’s response proposed the application not be dismissed, that a corrected public notice be issued, and that the procedural schedule be extended by 60 days. On July 30 2019, the Hearing Examiner issued a revised procedural order that extended the review period through January 29, 2019 and set hearings to begin on October 24, 2019. PNM cannot predict the outcome of this matter.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

basis. In its 2019 renewable energy procurement plan case, which was approved by the NMPRC on November 28, 2018, PNM proposed to collect $49.6 million for the year. The 2019 renewable energy procurement plan became effective on January 1, 2019. PNM recorded revenues from the rider of $12.8 million and $25.5 million in the three and six months ended June 30, 2019 and $10.8 million and $21.7 million in the three and six months ended June 30, 2018. In its 2020 renewable energy procurement plan, PNM proposes to collect $58.9 million for 2020.
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

Energy Efficiency and Load Management

Petition for Energy Efficiency Disincentive

PNM’s application in the NM 2016 Rate Case had requested a “lost contribution to fixed cost” mechanism to address the disincentives associated with PNM’s energy efficiency programs. In the revised stipulation to that case, PNM agreed to withdraw its proposal for such a mechanism and to address energy efficiency disincentives in a future docket. On March 2, 2018, PNM filed a petition proposing a “lost contribution to fixed cost mechanism” with substantially the same terms as those proposed in the NM 2016 Rate Case application. During the 2019 New Mexico legislative session, the Efficient Use of Energy Act was amended to, among other things, include a decoupling mechanism for disincentives, preclude a reduction to a utility’s ROE based on approval of disincentive or incentive mechanisms, and to establish savings targets for the period 2021 through 2025. On May 6, 2019, PNM submitted a request to the NMPRC to dismiss this matter. PNM will propose a mechanism to address disincentives in a future general rate case filing. The NMPRC approved PNM’s request to dismiss the matter on June 12, 2019, concluding this matter.

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

2017 IRP

PNM filed its 2017 IRP on July 3, 2017. The 2017 IRP addresses the 20-year planning period from 2017 through 2036 and includes an action plan describing PNM’s plan to implement the 2017 IRP in the four-year period following its filing. The 2017 IRP analyzed several scenarios utilizing assumptions that PNM continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP included, among other things, that retiring PNM’s share of SJGS in 2022 and existing ownership in Four Corners in 2031 would provide long-term cost savings for PNM’s customers and that the best mix of new resources to replace the retired coal generation would include solar energy and flexible natural gas-fired peaking capacity as well as energy storage, if the economics support it, and wind energy provided additional transmission capacity becomes available. The 2017 IRP also indicated that PNM should retain the currently leased capacity in PVNGS.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Protests to the 2017 IRP were filed by several parties. The issues addressed in the protests included the future of PNM’s interests in SJGS, Four Corners, and PVNGS and the timing of future procurement of renewable resources. On December 19, 2018, after public hearings and consideration of the Hearing Examiner’s recommendations, the NMPRC issued a final order accepting PNM’s 2017 IRP as compliant with applicable statute and NMPRC rules. On January 18, 2019, the Board of the County of Commissioners for San Juan County, New Mexico, the City of Farmington, New Mexico, and other parties filed a Notice of Appeal with the NM Supreme Court regarding the NMPRC’s final order in PNM’s 2017 IRP. On January 18, 2019, NEE submitted a motion requesting the NMPRC reconsider its acceptance of PNM’s 2017 IRP and alleging informational inadequacy and deficiencies in PNM’s filing, which was deemed denied. On February 19, 2019, NEE filed a motion with the NM Supreme Court to intervene in the appeal and to seek remand of the matter to the NMPRC. On March 11, 2019, PNM filed its response with the NM Supreme Court stating that the NMPRC has already considered and, by operation of law, denied NEE’s motion for reconsideration. On May 10, 2019, the appellants, excluding NEE, filed a motion with the NM Supreme Court to dismiss their appeal, which was supported by PNM. On May 31, 2019, the NM Supreme Court denied NEE’s request to remand the proceeding to the NMPRC and ordered NEE to respond to the motion to dismiss the appeal. On June 4, 2019, NEE responded that it did not oppose the appellants’ request to dismiss their appeal. On July 26, 2019, the NM Supreme Court granted the parties’ motions to dismiss the appeal. This matter is now concluded.

As discussed below, on July 1, 2019, PNM submitted its SJGS Abandonment Application with the NMPRC requesting approval to retire SJGS in 2022, for replacement resources, and for the issuance of securitized financing under the ETA. Many of the assumptions and findings included in PNM’s July 1, 2019 filing were consistent with those identified in PNM’s 2017 IRP. The SJGS Abandonment Application and the 2017 IRP are not a final determinations of PNM’s future generation portfolio. PNM will also be required to obtain NMPRC approval of an exit from Four Corners, which PNM will seek at an appropriate time in the future. Likewise, NMPRC approval of new generation resources through CCNs, PPAs, or other applicable filings will be required. PNM cannot predict the outcome of these matters.

SJGS Abandonment Application

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application seeks NMPRC approval to retire PNM’s share of SJGS after the existing coal supply and participation agreements end in June 2022, for approval of replacement resources, and for the issuance of “energy transition bonds,” as provided by the ETA. PNM’s application proposes several replacement resource scenarios including PNM’s recommended replacement scenario, which would provide cost savings to customers compared to continued operation of SJGS, preserves system reliability, and is consistent with PNM’s plan to have an emissions-free generation portfolio by 2040. This plan would provide PNM authority to construct and own a 280 MW natural gas-fired peaking plant, to be located on the existing SJGS facility site and 70 MW of battery storage facilities. In addition, PNM’s recommended replacement resource scenario would allow PNM to execute PPAs to procure renewable energy from a total of 350 MW of solar-PV generating facilities and for energy from a total of 60 MW of battery storage facilities. PNM’s application included three other replacement resource scenarios that would place a greater amount of resources in the San Juan area, or result in no new fossil-fueled generating facilities or battery storage facilities. Each of these alternative replacement resource scenarios is expected to result in increased costs to customers and lower expected system reliability when compared to PNM’s recommended replacement resource scenario. The SJGS Abandonment Application includes a request to issue approximately $361 million of energy transition bonds (the “Securitized Bonds”). The amount of Securitized Bonds to be issued will be dependent upon several factors, including NMPRC approval of the SJGS Abandonment Application. Funding under the Securitized bonds is currently expected to include approximately $283 million of forecasted undepreciated investments in SJGS at June 30, 2020, an estimated $28.6 million for plant decommissioning and coal mine reclamation costs, approximately $9.6 million in upfront financing costs, and approximately $20.0 million for job training and severance costs for affected employees. Proceeds from the Securitization Bonds would also be used fund approximately $19.8 million for economic development in the four corners area.

As discussed in Note 11, the NM Supreme Court granted a request by PNM to stay a January 30, 2019 NMPRC order requiring PNM’s SJGS abandonment application be filed by March 1, 2019. On June 26, 2019, the NM Supreme Court lifted the stay and denied PNM’s petition without discussion. On July 10, 2019, the NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings, one addressing SJGS abandonment and related financing and the other addressing replacement resources. The NMPRC indicated that PNM’s July 1, 2019 filing is responsive to the January 30, 2019 order but did not indicate if the abandonment and financing proceedings will be evaluated under the requirements of the ETA. The NMPRC’s

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 10, 2019 order also extended the deadline to issue the abandonment and financing order to nine months and to issue the replacement resources order to 15 months. On July 22, 2019, Western Resource Advocates filed a motion for clarification, reconsideration, and request for oral argument with the NMPRC. The motion requested the NMPRC clarify whether it intends to evaluate the abandonment and financing proceeding under the requirements of the ETA and, in the event the NMPRC does not intend to apply the ETA to the abandonment and financing proceeding, to reconsider its decision and provide parties an opportunity to present oral argument on the matter. The NMPRC chair responded on July 24, 2019, indicating that the Hearing Examiners assigned to the proceeding would address the issue of law applicable to the approvals sought by PNM in the scheduling orders. On July 25, 2019, the Hearing Examiners issued procedural orders that set a public hearing on SJGS abandonment and related financing for December 10, 2019, a hearing on PNM’s proposed PPA replacement resources on December 2, 2019, and a hearing on the remaining replacement resources on March 2, 2020.  The procedural orders also require PNM to file legal brief by August 23, 2019 regarding the extent to which the state constitution might prevent the ETA from applying to the issues in each proceeding, that parties file responses to PNM’s legal briefs by October 18, 2019, and that parties may file testimony on the merits of their claims regarding the SJGS abandonment and replacement resources if the ETA is ultimately determined to not apply to PNM’s application. On July 29, 2019, Western Resource Advocates filed a motion for interlocutory appeal of the July 24, 2019 order indicating that the procedural order will not provide parties adequate time to determine the applicability of the ETA and requesting an expedited decision from the NMPRC stating their intent to review the proceedings under the requirements of the ETA or under prior law. On August 1, 2019, the NMPRC issued a procedural order requiring responses to the interlocutory appeal by August 9, 2019.

The financial impact of an early retirement of SJGS and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the economic impact of a potential SJGS abandonment on the area surrounding the plant and the related mine, as well as the overall political and economic conditions of New Mexico. PNM believes that the ETA applies to all aspects of the SJGS Abandonment Application but cannot predict the outcome of this matter.

Joint Petition to Investigate PNM’s Option to Purchase Assets Underlying Certain Leases in PVNGS

On April 22, 2019, NEE and other parties, which consist primarily of environmental not-for-profit organizations, filed a joint petition for expedited investigation with the NMPRC. The joint petition requested the NMPRC open an investigation regarding PNM’s option to purchase the assets underlying the PVNGS Unit 1 and 2 leases that will expire in January 2023 and 2024. Various parties filed to participate in the request. On May 8, 2019, the NMPRC issued an order requiring a response from both PNM and NMPRC staff. PNM filed responses indicating, among other things, that the joint petition should be denied and that PNM has not yet made a decision to purchase or return the assets underlying the leases that expire in January 2023 and 2024. The NMPRC has not taken action on the joint petition for investigation. PNM cannot predict the outcome of this matter.

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

In 2018, PNM completed a cost-benefit analysis of participating in the EIM. PNM’s analysis indicated participation in the EIM would provide substantial benefits to retail customers. On August 22, 2018, PNM filed an application with the NMPRC requesting, among other things, to recover an estimated $20.9 million of initial capital investments and authorization to establish a regulatory asset to recover an estimated $7.4 million of other expenses that would be incurred in order to join the EIM. PNM’s application proposed the regulatory asset be adjusted to provide for full recovery of such costs, including carrying charges, until the effective date of new rates in PNM’s next general rate case. PNM’s application also proposed the benefits of participating in the EIM be credited to retail customers through PNM’s existing FPPAC and that PNM would seek recovery of its costs in a future proceeding. On December 19, 2018, the NMPRC issued an order approving the establishment of a regulatory asset to recover PNM’s cost of joining the EIM, which was subsequently challenged by several parties. On February 6, 2019, the NMPRC issued an order granting rehearing and vacating the December 19, 2018 order. On March 18, 2019, the Hearing Examiner issued an updated recommended decision recommending approval of the establishment of a regulatory asset but deferring certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing, which was approved by the NMPRC. PNM and other parties filed a joint motion requesting the NMPRC clarify that the quarterly benefits reports prepared by CAISO be used to determine the benefits of participating in the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EIM, as well as to support the prudence of costs incurred to join the EIM. On April 24, 2019, the NMPRC issued an order granting the joint motion for clarification and indicating the CAISO quarterly benefits reports may be used in a future rate case. PNM anticipates it will begin participating in the EIM in April 2021.

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

PNM obtained NMPRC approval to enter into additional 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply renewable energy to the data center. These PPAs include the purchase of the power and RECs from:

•	Casa Mesa Wind, LLC, a subsidiary of NextEra Energy Resources, LLC, which is located near House, New Mexico, has a total capacity of 50 MW, and became operational in November 2018

•	A 166 MW portion of the La Joya Wind Project, owned by Avangrid Renewables, LLC, which is expected to be located near Estancia, New Mexico and be operational in November 2020

•
Route 66 Solar Energy Center, LLC, a subsidiary of NextEra Energy Resources, LLC, which is expected to be located west of Albuquerque, New Mexico, have a total capacity of 50 MW, and be operational in December 2021

•
Two PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be owned and operated by NMRD. The first 50 MW of these facilities is expected to begin commercial operation in December 2019 and the remaining capacity is expected to begin commercial operation in June 2020.

The two PPAs aggregating approximately 100 MW of capacity were subject to FERC approval, which was granted on August 1, 2019.

Application For a New 345 kV Transmission Line

On August 10, 2018, PNM filed an application seeking NMPRC approval of a CCN to construct and operate a 345 kV transmission line and associated facilities (the “BB2 Line”), and to determine the rate making treatment to apply to the BB2 line and related rights-of-way. In the application, PNM states that the BB2 line would run adjacent to one of PNM’s existing transmission lines and is necessary to serve additional renewable generating resources to be located in eastern New Mexico. PNM’s use of the BB2 line would benefit all customers and would include delivery of approximately 166 MW of renewable energy and RECs under a PPA, which had previously been approved by the NMPRC, from La Joya Wind and 140 MW from La Joya Wind that PNM included in PNM’s 2020 renewable energy procurement plan. PNM’s application requested that the NMPRC apply standard ratemaking treatment to the estimated $85 million cost of the project resulting in a jurisdictional allocation of costs to all of PNM’s transmission and retail customers. NMPRC staff supported PNM’s proposed ratemaking treatment of the BB2 project and indicated that the capacity and energy of the La Joya Wind PPA and related network upgrades to PNM’s transmission system would benefit all of PNM’s customers. On March 11, 2019, the Hearing Examiner assigned to the application issued a recommended decision recommending approval of the CCN and related rights-of-way but recommending the NMPRC deny PNM’s request to allocate a portion of cost of the BB2 Line to retail customers. The Hearing Examiner’s recommendation indicated the costs not recovered from retail customers be directly reimbursed to PNM by Facebook, Inc. As a result, Facebook, Inc. would be responsible for approximately 46 percent, or $39.0 million, of the estimated cost of the project. On March 20, 2019, PNM filed exceptions to the recommended decision and requested oral argument. In its filing, PNM refuted the proposed finding that the BB2 Line is not part of PNM’s overall transmission system, opposed the recommendation that approximately 46 percent of the estimated cost of the project be directly assigned to Facebook, Inc. and presented legal arguments in support of PNM’s originally proposed ratemaking treatment. On April 16, 2019, the NMPRC issued an order approving the Hearing Examiner’s recommended decision, including the requirement that PNM be directly reimbursed by Facebook, Inc. In late April 2019, PNM and other parties submitted filings with the NMPRC requesting rehearing and seeking reconsideration of the NMPRC’s decision to deny standard ratemaking treatment of the cost of the BB2 Line and associated facilities, which were denied. On May 21, 2019, PNM filed a motion requesting the NMPRC reopen the proceeding to admit new evidence of the benefits of the BB2 Line to retail customers and to modify the final

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

order. On June 12, 2019, the NMPRC issued an updated final order but denied PNM’s motion to reopen the proceedings. The updated final order grants the CCN but defers rate making treatment to a future rate case. This matter is now concluded.

Western Spirit Line

On May 1, 2019, PNM, the New Mexico Renewable Energy Transmission Authority (“RETA”), a New Mexico state authority, and Western Spirit Transmission LLC (“Western Spirit”), an affiliate of Pattern Energy Group, Inc., entered into agreements for the construction of a transmission line to transmit power generated from wind facilities to be owned by Pattern Wind New Mexico, LLC (“Pattern Wind”), an affiliate of Western Spirit and Pattern Development. As a part of the arrangement, the parties executed a Build Transfer Agreement (“BTA”) that would allow PNM to purchase the approximately 165-mile 345 kV transmission line and associated facilities (the “Western Spirit Line”). Subject to NMPRC and FERC approval, the Western Spirit Line will be developed and constructed by RETA and Western Spirit LLC and sold to PNM upon its commercial operation date. The BTA contains a number of customary representations and warranties and indemnification provisions as well as closing conditions, including regulatory and third-party approvals, and may be terminated under certain circumstances.  The purchase is subject to, among other conditions, receiving approval from FERC, the NMPRC, and, if necessary, anti-trust review under the Hart-Scott-Rodino Act. PNM estimates the total cost of the project to be approximately $285 million, including an estimated $75 million that Pattern Wind has chosen to self-fund under the agreement. On May 10, 2019, PNM filed an application with the NMPRC requesting that the NMPRC determine that it is not unlawful or inconsistent with the public interest for PNM to purchase the Western Spirit Line and requesting the NMPRC rule by November 6, 2019. On July 23, 2019, NMPRC staff filed testimony contending that a CCN is required for PNM to own and operate the Western Spirit Line. A hearing is scheduled to begin on August 13, 2019.

PNM also has entered into Transmission Service Agreements and other ancillary agreements (“TSAs”) with Pattern Wind for firm transmission service. The TSAs use an incremental rate based on the construction and other ongoing costs of the Western Spirit Line, including adjustments for construction costs that Pattern Wind has chosen to self-fund under the agreement. FERC approved PNM’s TSAs with Pattern Wind effective July 9, 2019. PNM anticipates FERC will issue an order regarding PNM’s purchase of the Western Spirit Line in November 2019.

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

On December 20, 2018, the PUCT approved an unopposed settlement agreement in the case. The PUCT’s final order results in a $10.0 million annual increase to base rates. The key elements of the approved settlement include a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. As stated by the settlement agreement, the PUCT’s final order excludes certain items from rate base that were requested in TNMP’s original filing, including approximately $10.6 million of transmission investments that TNMP included in its January 2019 transmission cost of service filing, which was approved by the PUCT in March 2019. In addition, the PUCT’s final order requires TNMP to refund approximately $37.8 million of the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers over a period of five years and the remaining amount over the estimated useful lives of plant in service as of December 31, 2017; approves TNMP’s request to integrate revenues historically recorded under TNMP’s AMS rider, as well as other unrecovered AMS investments, into base rates; approves TNMP’s request for new depreciation rates; and approves a new rider to recover Hurricane Harvey restoration costs, net of amounts to be refunded to customers resulting from the reduction in the federal income tax rate in 2018. See Note 14. The TNMP 2018 Rate Case also resulted in a reallocation of costs between TNMP’s transmission and retail customers and other rate design changes that reallocate costs between certain demand-based customers and customers billed on a volumetric basis. New rates under the TNMP 2018 Rate Case were effective beginning January 1, 2019.

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

On July 23, 2019, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $21.9 million, which would increase revenues by $3.3 million annually. The application is pending before the PUCT.

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

In addition, the order required that a regulatory liability be recorded to reflect the difference between revenues collected under existing rates and those that would have been collected had those rates been set reflecting federal income tax reform beginning on the date of the order. In compliance with the PUCT order, during the three and six months ended June 30, 2018, TNMP reduced revenues by $1.2 million and $2.7 million to reflect the impact of the reduction in the federal corporate income tax rate beginning January 25, 2018. As discussed above, the total amount owed for the year ended 2018 of $5.4 million was offset against TNMP’s Hurricane Harvey restoration costs and is being refunded to customers as a component of a new rate rider over a period of approximately three years beginning on January 1, 2019.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). On May 30, 2019, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2020. The total amount requested was $5.9 million, which included a performance bonus of $0.8 million based on TNMP’s energy efficiency achievements in the 2018 plan year. Hearings for this matter have been scheduled for August 16, 2019. TNMP’s 2018 EECRF filing requested an adjustment of $5.6 million, including a performance bonus of $0.8 million, and became effective on March 1, 2019.

(13)	Lease Commitments

The Company enters into various lease agreements to meet its business needs and to satisfy the needs of its customers. Historically, the Company’s leases were classified as operating leases which included leases for generating capacity from PVNGS Units 1 and 2, certain rights-of-way agreements for transmission lines and facilities, vehicle and equipment leases necessary to construct and maintain the Company’s assets and building and office equipment leases. In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842) to provide guidance on the recognition, measurement, presentation, and disclosure of leases. Among other things, ASU 2016-02 requires that all leases be recorded on the balance sheets by recognizing a present value liability for future cash flows of the lease agreement and a corresponding right-of-use asset. The Company adopted Topic 842 on January 1, 2019, its required effective date. The Company elected to use many of the practical expedients available upon adoption of the standard. As a result, the Company will continue to classify its leases existing as of December 31, 2018 as operating leases until they expire or are modified. In addition, the Company elected the practical expedient to not reevaluate the accounting for land easements and rights-of-way agreements existing at December 31, 2018. The Company also elected the use of the practical

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

expedient to apply the requirements of the new standard on its effective date and has not restated prior periods to conform to the new guidance. Adoption of the lease standard has a material impact on the Company’s Condensed Consolidated Balance Sheets but does not have a material impact on the Condensed Consolidated Statements of Earnings or the Condensed Consolidated Statements of Cash Flows.

Effective January 1, 2019, the Company accounts for contracts that convey the use and control of identified assets for a period of time as leases. The Company classifies leases as operating or financing by evaluating the terms of the lease agreement. Agreements under which the Company is likely to utilize substantially all of the economic value or life of the asset or which the Company is likely to own at the end of the lease term, either through purchase or transfer of ownership, are classified as financing leases. Leases not meeting these criteria are accounted for as operating leases. Agreements under which the Company is a lessor are insignificant. Leases with terms that are expected to exceed one year are recognized on the Company’s Condensed Consolidated Balance Sheets by recording a lease liability and corresponding right-of-use asset. PNMR, PNM, and TNMP determine present value for their leases using their incremental borrowing rates at the commencement date of the lease or, when readily available, the rate implicit in the agreement. However, in most cases the implicit interest rate is not available in the Company’s lease agreements. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Condensed Consolidated Statements of Earnings.

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

See Note 12 for information concerning the NMPRC’s treatment of PNM’s purchase of assets underlying 64.1 MW and extension of 114.6 MW of leased capacity in PVNGS Unit 2, the NM Supreme Court’s decision regarding PNM’s appeal of certain matters in the NM 2015 Rate Case, as well as information concerning a joint petition to investigate PNM’s option to purchase additional assets underlying the extended leased capacity in PVNGS.

Covenants in PNM’s PVNGS Units 1 and 2 lease agreements limit PNM’s ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the leased interests. If such an event had occurred as of June 30, 2019, amounts due to the lessors under the circumstances described above would be up to $161.2 million, payable on July 15, 2019 in addition to the scheduled lease payments due on July 15, 2019. In such event, PNM would record the acquired assets at the lower of their fair value or the amount paid.

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

Fleet Vehicles and Equipment

As of December 31, 2018, all of the Company’s leases of fleet vehicles and equipment are classified as operating leases. Historically, the Company has utilized substantially all of the economic value of its fleet and equipment leases by the end of the lease term. The Company generally has the contractual ability to return its fleet vehicle and equipment leases to the lessor after one year provided the lessor can recover remaining amounts owed under the agreement from third-parties or through make-whole provisions in the contract but does not typically exercise this right. As a result, fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. The Company has elected to combine these fees with the lease components of the agreement. Certain of the Company’s fleet vehicle and equipment leases contain residual value guarantees. At June 30, 2019, residual value guarantees on fleet vehicle and equipment leases are $0.5 million, $1.1 million, and $1.6 million for PNM, TNMP, and PNMR.

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

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets, including amounts recognized upon adoption of ASU 2016-02, is presented below:

	June 30, 2019			January 1, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$132,057	$11,409	$143,876	$143,816	$12,942	$157,440
Current portion of operating lease liabilities	24,092	2,913	27,396	21,589	3,132	25,189
Long-term portion of operating lease liabilities	107,741	8,403	116,464	124,891	9,787	135,174

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2019
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$2,516	$2,305	$4,821
Accumulated depreciation	(143)	(139)	(282)
Non-utility property, net	$2,373	$2,166	$4,539

Other current liabilities	$381	$408	$789
Other deferred credits	1,678	1,760	3,438

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	June 30, 2019
	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (In years):
Operating leases	6.75	4.49	6.55
Financing leases	5.48	5.45	5.46

Weighted average discount rate:
Operating leases	3.87%	3.90%	3.87%
Financing leases	4.22%	4.26%	4.24%

Information for the components of lease expense is as follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,803	$815	$7,692	$14,386	$1,713	$16,312
Less: amounts capitalized	(344)	(662)	(1,006)	(696)	(1,319)	(2,015)
Total operating lease expense	$6,459	$153	$6,686	$13,690	$394	$14,297
Financing lease cost:
Amortization of right-of-use assets	77	81	158	143	139	282
Interest on lease liabilities	14	17	31	30	34	64
Less: amounts capitalized	(41)	(38)	(79)	(82)	(75)	(157)
Total financing lease expense	50	60	110	91	98	189

Variable lease expense	32	—	32	32	—	32
Short-term lease expense	75	2	101	149	5	195
Total lease expense for the period	$6,616	$215	$6,929	$13,962	$497	$14,713

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to the Company’s leases is as follows:

	Six Months Ended June 30, 2019
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,704	$529	$17,494
Operating cash flows from financing leases	18	20	38
Finance cash flows from financing leases	54	76	130

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$143,816	$12,942	$157,440
Financing leases	2,516	2,305	4,821

Excluded from the operating and financing cash paid for leases above are $0.7 million and $0.1 million at PNM, $1.3 million and $0.1 million at TNMP, and $2.0 million and $0.2 million at PNMR. These capitalized costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019.

Future expected lease payments as of June 30, 2019 and December 31, 2018 are shown below:

	As of June 30, 2019
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2019	$281	$10,529	$305	$2,014	$586	$12,877
2020	470	27,033	511	2,993	982	30,543
2021	454	26,499	493	2,398	947	29,152
2022	437	26,235	475	1,846	912	28,255
2023	415	17,457	388	1,281	802	18,879
Later years	316	42,328	381	1,151	696	43,490
Total minimum lease payments	2,373	150,081	2,553	11,683	4,925	163,196
Less: Imputed interest	314	18,248	385	367	698	19,336
Lease liabilities as of June 30, 2019	$2,059	$131,833	$2,168	$11,316	$4,227	$143,860

	As of December 31, 2018
	Operating leases
	PNM	TNMP	PNMR Consolidated
	(In thousands)
2019	$27,691	$3,664	$31,772
2020	27,000	3,102	30,404
2021	26,462	2,324	29,012
2022	26,217	1,795	28,175
2023	17,447	1,279	18,868
Later years	42,329	1,150	43,489
Total minimum lease payments	$167,146	$13,314	$181,720

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The above tables include $8.6 million, $12.9 million, and $21.6 million for PNM, TNMP, and PNMR at June 30, 2019 and $7.5 million, $11.0 million, and $18.5 million for PNM, TNMP, and PNMR at December 31, 2018 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leases were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

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

Beginning February 2018, PNM’s NM 2016 Rate Case reflects the reduction in the federal corporate income tax rate, including amortization of excess deferred federal income taxes that are being returned to customers over an average of twenty-three years; and reductions in the New Mexico corporate income tax rate, including amortization of excess deferred state income taxes that are being returned to customers over a three-year period. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 12.

As required under GAAP, the Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes, which includes the earnings attributable to the Valencia non-controlling interest. GAAP also provides that certain unusual or infrequently occurring items, including excess tax benefits related to stock awards, be excluded from the estimated annual effective tax rate calculation. At June 30, 2019, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2019 would be 8.93%, 11.20%, and 8.81%. The primary permanent difference is the reduction in income tax expense resulting from the amortization of excess deferred federal and state income taxes ordered by the NMPRC in PNM’s NM 2016 Rate Case and the amortization of excess deferred federal income taxes as ordered by the PUCT in TNMP’s 2018 Rate Case. During the three and six months ended June 30, 2019, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced by excess tax benefits related to stock awards of $0.1 million and $0.8 million for PNMR, of which less than $0.1 million and $0.5 million was allocated to PNM and less than $0.1 million and $0.2 million was allocated to TNMP.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Services billings:
PNMR to PNM	$22,925	$22,471	$49,751	$46,150
PNMR to TNMP	8,385	8,058	18,443	16,423
PNM to TNMP	114	90	189	177
TNMP to PNMR	36	35	71	70
PNMR to NMRD	54	51	95	130
Renewable energy purchases:
PNM from NMRD	949	1,004	1,574	1,374
Interconnection billings:
PNM to NMRD	—	2,052	—	2,052
PNM to PNMR	—	68,200	—	68,200
Interest billings:
PNMR to PNM	972	747	1,905	809
PNM to PNMR	77	70	149	136
PNMR to TNMP	10	13	42	22
Income tax sharing payments:
PNMR to PNM	—	—	—	—
TNMP to PNMR	—	—	—	—

(16)	Goodwill

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its 2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired. In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill, were transferred to PNM. PNMR’s reporting units that currently have goodwill are PNM and TNMP. Additional information concerning the Company’s goodwill is contained in Note 19 of Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.

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

For its annual evaluations performed as of April 1, 2018, PNMR performed a quantitative analysis for the PNM reporting unit and a qualitative analysis for the TNMP reporting unit. For the quantitative analyses, a discounted cash flow methodology was primarily used to estimate the fair value of the PNM reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for the reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment. The April 1, 2018 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 19%. The 2018 qualitative analysis for the TNMP reporting unit was performed by considering changes in expectations of future financial performance since the April 1, 2016 quantitative analysis that indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 32% as well as by considering the results of the April 1, 2017 qualitative analysis. The 2018 analysis considered events specific to TNMP such as the potential impacts of legal and regulatory matters discussed in Note 11 and Note 12. Both the PNM quantitative analysis and the TNMP qualitative analysis considered market and macroeconomic factors including changes in growth rates, changes in the WACC, and changes in discount rates. The Company also evaluated its stock price relative to historical performance, industry peers, and to major market indices, including an evaluation of the Company’s market capitalization relative to the carrying value of its reporting units. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2018 carrying values of PNM or TNMP exceed their fair values.

For its annual evaluations performed as of April 1, 2019, PNMR performed qualitative analyses for both the PNM and TNMP reporting units. The qualitative analysis was performed by considering changes in the Company’s expectations of future financial performance since the April 1, 2018 quantitative analysis performed for PNM, as well as the quantitative analysis performed for TNMP at April 1, 2016 and the qualitative analyses through April 1, 2018. This analysis considered Company specific events such as the potential impacts of legal and regulatory matters discussed in Note 11 and Note 12, including potential outcomes in PNM’s SJGS Abandonment Application, the impacts of the NM Supreme Court’s decision in the appeal of the NM 2015 Rate Case, and other potential impacts of changes in PNM’s resource needs based on PNM’s 2017 IRP. The qualitative analysis also considered market and macroeconomic factors including changes in growth rates, changes in the WACC, and changes in discount rates. The Company also evaluated its stock price relative to historical performance, industry peers, and to major market indices, including an evaluation of the Company’s market capitalization relative to the carrying value of its reporting units. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2019 carrying values of PNM or TNMP exceeded their fair values.

PNMR periodically updates its quantitative analysis for both PNM and TNMP. The use of a quantitative approach in a given period in not necessarily an indication that a potential impairment has been identified under a qualitative approach. The annual evaluations performed as of April 1, 2019 and 2018 did not indicate impairments of the goodwill of any of PNMR’s reporting units. Since the April 1, 2019 annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 785,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
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

On September 28, 2016, the NMPRC issued an order in the case that included a determination that PNM was imprudent in purchasing 64.1 MW of previously leased capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing BDT equipment on SJGS Units 1 and 4. Major components of the difference between the increase in non-fuel revenues approved in the order and PNM’s request, included:

•	A ROE of 9.575%, compared to the 10.5% requested by PNM

•
Inclusion of the January 2016 purchase of the assets underlying three leases of capacity, totaling 64.1 MW of PVNGS Unit 2 at an initial rate base value of $83.7 million, compared to PNM’s request for recovery of the fair market value purchase price of $163.3 million; and disallowance of the recovery of the undepreciated costs of capitalized improvements made during the period the 64.1 MW was being leased by PNM, which costs totaled $43.8 million when the order was issued

•
Disallowance of recovery of the costs associated with converting SJGS Units 1 and 4 to BDT, which is required by the NSR permit for SJGS; PNM’s share of the costs of installing the BDT equipment was $52.3 million, $40.0 million of which PNM requested be included in rate base in the NM 2015 Rate Case

•
Disallowance of the recovery of any future contributions for PVNGS decommissioning costs related to the 64.1 MW of capacity in PVNGS Unit 2 purchased in January 2016 and the 114.6 MW of the leased capacity in PVNGS Units 1 and 2 that were extended for eight years beginning January 15, 2015 and 2016 (Note 13)

On September 30, 2016, PNM filed a notice of appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. Specifically, PNM appealed the NMPRC’s determination that PNM was imprudent in certain matters in the case, including the disallowance of the full purchase price of the 64.1 MW of capacity in PVNGS Unit 2, the undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity was leased by PNM, the costs of converting SJGS Units 1 and 4 to BDT, and future contributions for PVNGS decommissioning attributable to 64.1 MW of purchased capacity and the 114.6 MW of capacity under the extended leases. NEE, NMIEC, and ABCWUA filed notices of cross-appeal to PNM’s appeal. The issues appealed by the various cross-appellants included, among other things, the NMPRC allowing PNM to recover any of the costs of the lease extensions for the 114.6 MW of PVNGS Units 1 and 2 and any of the purchase price for the 64.1 MW in PVNGS Unit 2, as well as the costs incurred under the Four Corners CSA and the inclusion of the “prepaid pension asset” in rate base.

During the pendency of the appeal, PNM evaluated the accounting consequences of the order in the NM 2015 Rate Case and the related appeals to the NM Supreme Court as required under GAAP. These evaluations indicated that it was reasonably possible that PNM would be successful on the issues it was appealing but would not be provided capital cost recovery until the NMPRC acted on a decision of the NM Supreme Court. PNM also evaluated the accounting consequences of the issues being appealed by the cross-appellants and concluded that the issues raised in the cross-appeals did not have substantial merit.

In accordance with GAAP, PNM periodically updated its estimate of the amount of time necessary for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. As a result of these evaluations, through March 31, 2019, PNM recorded accumulated pre-tax impairments of its capital investments subject to the appeal in the amount of $19.7 million.

On May 16, 2019, the NM Supreme Court issued its decision on the matters that had been appealed in the NM 2015 Rate Case. The NM Supreme Court rejected the matters appealed by the cross-appellants and all but one of the matters appealed by PNM, and affirmed the NMPRC’s disallowance of a portion of the purchase price of the 64.1 MW of capacity in PVNGS Unit 2, the undepreciated costs of capital improvements made during the time that the 64.1 MW capacity was leased by PNM, and the costs to install BDT at SJGS Units 1 and 4. The NM Supreme Court ruled that the NMPRC’s decision to permanently disallow recovery of future decommissioning costs related to the 64.1 MW of PVNGS Unit 2 and the 114.6 MW of PVNGS Units 1 and 2, deprived PNM of its rights to due process of law and remanded the case to the NMPRC for further proceedings consistent with the Court’s findings. On July 17, 2019, the NMPRC heard oral argument from parties in the case. At oral argument, parties presented various positions ranging from re-litigating the value of PVNGS resources determined by the NMPRC and affirmed by the NM Supreme Court to re-affirming the NMPRC’s final order with a single modification to address recovery of future PVNGS decommissioning costs in a future case. PNM cannot predict the outcome of this matter.

As a result of the NM Supreme Court’s ruling, PNM recorded a pre-tax impairment of $149.3 million as of June 30, 2019 which is reflected as regulatory disallowances and restructuring costs in the Condensed Consolidated Statements of Earnings. The

impairment reflects capital costs not previously impaired during the pendency of the appeal and was offset by tax impacts of $45.7 million which are reflected as income taxes on the Condensed Consolidated Statements of Earnings. See Note 12.

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

•	A ROE of 9.575% compared to the 10.125% requested by PNM

•	Returning to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate to the extent attributable to PNM’s retail operations (Note 14)

•	Disallowing PNM’s ability to collect an equity return on certain investments aggregating $148.1 million at Four Corners, but allowing recovery of a debt-only return

•	An agreement to not implement non-fuel base rate changes, other than changes related to PNM’s rate riders, with an effective date prior to January 1, 2020

•	A decision to defer future consideration regarding the prudency of PNM’s decision to continue its participation in Four Corners to a future proceeding

PNM implemented 50% of the approved increase for service rendered beginning February 1, 2018 and implemented the rest of the increase for service rendered beginning January 1, 2019.

TNMP 2018 Rate Case – On December 20, 2018, the PUCT approved a settlement stipulation allowing TNMP to increase annual base rates by $10.0 million based on a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. Under the approved settlement stipulation TNMP was granted authority to integrate revenues previously recorded under the AMS rider, as well as other unrecovered AMS costs, into base rates; establish a new rider to recover Hurricane Harvey restoration costs, net of amounts owed to customers as a result of the reduction in the federal corporate income tax rate in 2018; and to update depreciation rates. In addition, the approved settlement stipulation allows TNMP to refund the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers and reflects the reduction in the federal corporate income tax rate to 21%. New rates under the TNMP 2018 Rate Case became effective January 1, 2019.

TNMP’s original application, which was filed with the PUCT on May 30, 2018, requested an annual increase to base rates of $25.9 million based on a ROE of 10.5%, a cost of debt of 7.2%, and a capital structure comprised of 50% debt and 50% equity.

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

Rate Riders and Interim Rate Relief – The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The NMPRC has approved PNM recovering fuel costs through the FPPAC, as well as rate riders for renewable energy and energy efficiency. These mechanisms allow for more timely recovery of investments.

Cost Recovery Related to Joining the EIM – In 2018, PNM completed a cost-benefit analysis that indicated PNM’s participation in the California Independent System Operator (“CAISO”) Western Energy Imbalance Market (“EIM”) would provide substantial benefits to retail customers. In August 2018, PNM filed an application with the NMPRC requesting, among other things, to recover the cost of initial capital investments and authorization to establish a regulatory asset to recover other expenses that would be incurred in order to join the EIM. PNM’s application proposed recovery of the costs incurred to join the EIM beginning on the effective date of new rates in PNM’s next general rate case and that the benefits of participating in the EIM be credited to retail customers through PNM’s existing FPPAC. In December 2018, the NMPRC issued an order approving the establishment of a regulatory asset to recover PNM’s cost of joining the EIM, which was subsequently vacated based on challenges by certain parties. In March 2019, the NMPRC issued a revised order approving the Hearing Examiner’s recommendation to defer certain rate making issues, including but not limited to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs included in a regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing. In April 2019, the NMPRC issued an order clarifying that the CAISO quarterly benefits reports may be used to support the benefits of participating in the EIM. PNM anticipates it will begin participating in the EIM in April 2021.

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

On May 10, 2019, PNM filed an application with FERC requesting approval to transmit energy generated from new wind generation facilities using a new 165-mile long 345 kV transmission line and related facilities (the “Western Spirit Line”). Under related agreements, which are subject to NMPRC and FERC approval, the Western Spirit Line will be purchased by PNM to serve approximately 800 MW of wind generation to be located in eastern New Mexico beginning in 2021. FERC approved PNM’s request to provide transmission to the facilities using an incremental rate based on construction and other ongoing costs for the line, including adjustments for construction costs funded by the customer, effective July 9, 2019. Approval of PNM’s planned purchase of the Western Spirit Line is pending. PNM cannot predict the outcome of this matter. See Note 12.

The low natural gas price environment resulted in market prices for power being substantially lower than what PNM is able to offer wholesale generation customers under the cost of service model that FERC requires PNM to use.  Consequently, PNM decided to stop pursuing wholesale generation contracts and currently has no full-requirements wholesale generation customers.
Delivering At or Above Industry-Average Earnings and Dividend Growth
PNMR’s strategic goal to deliver at or above industry-average earnings and dividend growth enables investors to realize the value of their investment in the Company’s business. PNMR’s current target is 5% to 6% earnings and dividend growth for the period 2019 through 2023. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.
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

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2016 to 2018 period, PNM and TNMP together invested $1,501.7 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. During 2018 and 2019, PNM will construct an additional 50 MW of PNM-owned solar-PV facilities, which were approved by the NMPRC in PNM’s 2018 renewable energy procurement plan. The 50 MW solar-PV facilities are expected to be placed in commercial operations by December 2019 at a cost not to exceed $73.0 million. In late 2018, PNM became the first utility to install a new type of protective relay on its high-voltage transmission lines, which help to ensure the reliability of PNM’s electrical system. On May 1, 2019, PNM executed an agreement to purchase the Western Spirit Line, subject to NMPRC and FERC approval. Under the agreement, PNM will purchase the Western Spirit Line upon its expected commercial operation date in 2021 at a net cost, including customer reimbursements, of approximately $285 million. PNM’s SJGS Abandonment Application requests NMPRC approval of a replacement resource scenario that would result in PNM investing approximately $298 million to construct and own a new 280 MW gas-fired generation facility to be located at the existing SJGS site, 70 MW of battery storage facilities, and other transmission upgrades to replace PNM’s capacity in SJGS. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico has the 2nd highest technical potential of the 48 contiguous states for utility scale solar photovoltaics as noted in 2015 by the National Renewable Energy Laboratory, while New Mexico is 6th for technical potential for land-based wind. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. The formation of this joint venture provides a more efficient use of PNMR’s capital to support new renewable investment opportunities while maintaining the necessary capital to support investments required by regulated jurisdictions. NMRD’s current renewable energy capacity in operation is 33.9 MW, which includes 30 MW of solar-PV facilities required to supply energy to the Facebook data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, and 2.0 MW to supply energy to the Central New Mexico Electric Cooperative. In July 2019, NMRD entered into agreements to provide power from 1.2 MW of solar-PV facilities, which are expected to be placed in commercial operation in the second half of 2019, to the City of Rio Rancho, New Mexico. In August 2018, the NMPRC approved PNM’s request to enter into two additional

25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be constructed by NMRD to supply power to the data center. These facilities are expected to be in commercial operation by June 2020. See Note 12. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

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

In December 2018, the NMPRC issued an order accepting PNM’s 2017 IRP as compliant with applicable statute and NMPRC rules. In January 2019, The Board of the County of Commissioners for San Juan County, New Mexico, the City of Farmington, New Mexico, and other parties filed a Notice of Appeal with the NM Supreme Court regarding the NMPRC’s final order in PNM’s 2017 IRP. In addition, NEE submitted a motion requesting the NMPRC reconsider its acceptance of PNM’s 2017 IRP filing alleging informational inadequacy and deficiencies in PNM’s filing, which was deemed denied. In February 2019, NEE filed a motion with the NM Supreme Court to intervene in the appeal and to seek remand of the matter to the NMPRC. The NM Supreme Court denied NEE’s motion to remand the case and, subsequent to a motion by parties, dismissed the appeal.

See additional discussion of PNM’s 2017 IRP and PNM’s July 1, 2019 SJGS Abandonment Application below and in Note 12.
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

The Energy Transition Act (“ETA”)

On June 14, 2019, Senate Bill 489, known as the ETA, became effective. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used to provide utility service to customers and for other costs as defined by the ETA. These costs may include coal mine and plant decommissioning that have not yet been charged to customers. Proceeds from energy transition bonds may also be used to fund severances to employees of the retired facility and related coal mine, and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA and PNM’s SJGS Abandonment Application in Notes 11 and 12.

PNM expects the ETA will have significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement filings with the NMPRC.

SJGS

SJGS Abandonment Application – As discussed in Note 16 of the Notes to the Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, PNM submitted the December 2018 Compliance Filing to the NMPRC on December 31, 2018 indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS (subject to future NMPRC approval) after the current SJGS CSA expires in mid-2022. In January 2019, the NMPRC issued an order initiating a proceeding and requiring PNM to submit an application for the abandonment of PNM’s share of SJGS in 2022 and for replacement resources by March 1, 2019. The NMPRC’s January 2019 order was subsequently stayed by the NM Supreme Court pending review of PNM’s petition in the matter. On June 26, 2019, the NM Supreme Court lifted the stay and denied PNM’s petition without discussion. See additional discussion of PNM’s December 2018 Compliance Filing in Note 11.

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application seeks NMPRC approval to retire PNM’s share of SJGS in mid-2022, and for approval of replacement resources and the issuance of approximately $361 million of energy transition bonds as provided by the ETA. The application includes several replacement resource scenarios including PNM’s recommended replacement scenario, which is consistent with PNM’s goal of having a 100% emissions-free generating portfolio by 2040 and would provide cost savings to customers while preserving system reliability. The application includes three other replacement resource scenarios that would place a greater amount of resources in the San Juan area, or result in no new fossil-fueled generating or battery storage facilities being added to PNM’s generation portfolio. Each of these alternative replacement resource scenarios is expected to result in increased costs to customers and result in lower system reliability when compared to PNM’s recommended replacement resource scenario. See additional discussion of the SJGS Abandonment Application in Note 12.

On July 10, 2019, the NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings, one addressing SJGS abandonment and related financing and the other addressing replacement resources. The NMPRC indicated that PNM’s July 1, 2019 filing is responsive to the January 30, 2019 order but did not indicate if the abandonment and financing proceedings will be evaluated under the requirements of the ETA. The NMPRC’s July 10, 2019 order also extended the deadline to issue the abandonment and financing order to nine months and to issue the replacement resources order to 15 months. On July 22, 2019, Western Resource Advocates filed a motion for clarification, reconsideration, and request for oral argument with the NMPRC. The motion requested the NMPRC clarify whether it intends to evaluate the abandonment and financing proceeding under the requirements of the ETA and, in the event the NMPRC does not intend to apply the ETA to the abandonment and financing proceeding, to reconsider its decision and to provide parties an opportunity to present oral arguments on the matter. The NMPRC chair responded on July 24, 2019, indicating that the Hearing Examiners assigned to the proceeding will address the issue of law applicable to the approvals sought by PNM in the scheduling orders. The Hearing Examiners issued procedural orders setting a public hearing on SJGS abandonment and related financing for December 10, 2019, a hearing on PNM’s proposed PPA replacement resources on December 2, 2019, and a hearing on the remaining replacement resources on March 2, 2020.  The procedural orders also require PNM to file legal brief by August 23, 2019 regarding the extent to which the state constitution might prevent the ETA from applying to the issues in each case, that parties file responses to PNM’s legal briefs by October 18, 2019, and that parties may file testimony on the merits of their claims regarding SJGS abandonment and replacement resources if the ETA is ultimately determined to not apply to PNM’s application. On July 29, 2019, Western Resource Advocates filed a motion for interlocutory appeal of the July 24, 2019 order indicating that the procedural order will not provide parties adequate time to determine the applicability of the ETA and requesting an expedited decision from the NMPRC stating their intent to review the proceedings under the requirements of the ETA or under prior law. On August 1, 2019, the NMPRC issued a procedural order requiring responses to the interlocutory appeal by August 9, 2019.

The financial impact of an early retirement of SJGS and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the economic impact of a potential SJGS abandonment on the area surrounding the plant and the related mine, as well as the overall political and economic conditions of New Mexico. PNM believes that the ETA applies to all aspects of the SJGS Abandonment Application but cannot predict the outcome of this matter.
Other Environmental Matters – In addition to the regional haze rule and the ETA, SJGS and Four Corners may be required to comply with other rules that affect coal-fired generating units. On March 28, 2017, President Trump issued an Executive Order on Energy Independence.  The order sets out two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order rescinds various actions undertaken by the previous administration and directed the EPA Administrator to review and if appropriate suspend, revise, or rescind the Clean Power Plan, as well as other environmental regulations. On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan based on a legal interpretation of the CAA under which the Clean Power Plan exceeded EPA’s statutory authority. On August 31, 2018, EPA published a proposed rule, informally known as the Affordable Clean Energy rule, to replace the Clean Power Plan. On June 19, 2019, EPA released the final Affordable Clean Energy rule. EPA is taking three separate actions in the final rule: (1) finalizes the repeal of the Clean Power Plan; (2) finalizes the Affordable Clean Energy rule; and 3) revises the implementing regulations for all emission guidelines issued under Clean Air Act Section 111(d) which, among other things, extends the timing of state plans. The final rule is very similar to the August 2018 proposed rule. EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of "candidate technologies" that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA's rule would have states determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. States will have three years from when the rule is finalized to submit a plan to EPA and then the EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a federal plan. The rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after the planned shutdown of SJGS in 2022 (subject to NMPRC approval). The Company is reviewing the rule with respect to impacts to Four Corners Power Plant. See Note 11.
In addition, on December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the carbon pollution standards rule issued in October 2015 for certain fossil fueled power plants. The proposal would revise the emissions standards for new, reconstructed, or modified coal-fired EGUs to make them less stringent. PNM does not expect SJGS or Four Corners will be subject to the carbon pollution standards rule that EPA has proposed to revise.

PNM’s review of the GHG emission reductions standards under the Affordable Clean Energy rule and the revised proposed carbon pollution standards rule is ongoing. The Affordable Clean Energy rule has been challenged by several parties and may be impacted by further litigation. As discussed above, SJGS and Four Corners may also be required to comply with additional emissions restrictions issued by the New Mexico Environmental Improvement Board pursuant to the recently enacted ETA. PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance, if any.
Major environmental upgrades on each of the units at SJGS have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. Because of environmental upgrades completed in 2009, SJGS has a mercury removal efficiency of 98% and mercury emissions are well below the mercury limit imposed by EPA in the 2012 Mercury and Air Toxics Standards. Between 2006 and 2018, SJGS has reduced emissions of NOx by 77%, SO2 by 92%, particulate matter by 88%, and mercury by 99%. In addition, the installation of SCRs at Four Corners significantly reduces emissions from the facility.

Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As of June 30, 2019, PNM has 127 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 113.1 MW at June 30, 2019. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 204 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. If approved by the NMPRC, PNM’s recommended resource scenario to replace the planned retirement of SJGS would result in PNM executing PPAs to purchase renewable energy and RECs from a total of 350 MW of solar-PV facilities and to procure energy from and construct a total of 130 MW of battery storage facilities. If approved, PNM would procure power under a PPA from one of the United States’ largest solar facilities and would have the nation’s highest percentage of battery storage capacity integration.
The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2018 renewable energy procurement plan meets RPS and diversity requirements for 2018 and 2019 and includes additional procurements of wind, geothermal, and solar-PV capacity. PNM’s 2019 renewable energy procurement plan meets RPS and diversity requirements for 2019 and 2020 and does not include any significant new procurements. PNM’s 2020 renewable energy procurement plan requests NMPRC approval to procure 140 MW of renewable energy and RECs from La Joya Wind beginning in 2021.

As discussed in Strategic Investments above, PNM is currently purchasing the output of 30 MW of solar capacity from NMRD that is used to serve a Facebook data center. PNM entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of the power and RECs from a 50 MW wind project, which was placed in commercial operation in November 2018, a 166 MW wind project to be operational in November 2020, and a 50 MW solar project to be operational in December 2021. In August 2018, the NMPRC approved PNM’s request to enter into two additional 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be constructed by NMRD to supply power to Facebook. These facilities are expected to begin commercial operation by June 2020. See Note 12.
On May 31, 2019, PNM filed an application with the NMPRC for approval of a program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program. PNM proposes to recover costs of the program directly from subscribing customers through a rate rider. If approved by the NMPRC, PNM would procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. PNM had fully subscribed the entire output of the 50 MW facilities at the time of the filing. PNM cannot predict the outcome of this matter.
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

Customer, Stakeholder, and Community Engagement

The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has demonstrated a commitment to building productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including customer service options, strategic customer engagement, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers.
The Company has leveraged a number of communications channels and strategic content to better serve and engage its many stakeholders. PNM’s website, www.pnm.com, provides the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The Company’s website is also a resource for information about PNM’s operations and community outreach efforts, including plans for building a sustainable energy future for New Mexico and to transition to an emissions-free generating portfolio by 2040. PNM has also leveraged social media in communications with customers on various topics such as education, outage alerts, safety, customer service, and PNM’s community partnerships in philanthropic projects.
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
Economic Factors
PNM – In the three and six months ended June 30, 2019, PNM experienced a decrease in weather-normalized retail load of 1.3% and 0.1% compared to 2018. PNM’s retail load decreased year-over-year as a result of mild weather conditions in the second quarter of 2019 compared to hotter than average temperatures in the second quarter of 2018. Economic conditions in Albuquerque continue to have a positive trend in 2019 with more announcements of businesses moving to the state or expanding and both the private and public sectors adding jobs. Following the announcement of Netflix, Inc. coming to New Mexico last year, NBCUniversal announced in June 2019 a 10-year venture in Albuquerque, New Mexico. In addition, Sandia National Laboratories announced in May 2019 that it plans to hire 1,900 employees by year-end, and another of PNM’s customers announced that it plans to add over 300 jobs in central New Mexico.
TNMP – In the three and six months ended June 30, 2019, TNMP experienced a decrease in volumetric weather-normalized retail load of 0.9% and 1.3% compared to 2018. Demand-based load, excluding retail transmission customers, increased 4.1% and 3.7% in the three and six months ended June 30, 2019 compared to 2018. TNMP continues to experience increases in new service requests, although the timing of some interconnections that were expected this year have been delayed.
Results of Operations
Net earnings (loss) attributable to PNMR were ($57.2) million, or ($0.72) per diluted share in the six months ended June 30, 2019 compared to $53.2 million, or $0.67 per diluted share in 2018. Among other things, earnings in the six months ended June 30, 2019 benefited from additional revenues due to retail rate increases approved in PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case, higher demand-based revenues at TNMP, higher income from investment securities held in the NDT and coal mine reclamation trusts, and lower interest expense at PNM. These increases were more than offset by mild weather conditions at PNM and TNMP, regulatory disallowances resulting from the NM Supreme Court’s May 2019 opinion in PNM’s appeal of the NMPRC’s decisions in the NM 2015 Rate Case, lower transmission cost of service revenues as a result of a reallocation of costs in TNMP’s 2018 Rate Case, higher employee related expenses at PNM and TNMP, increased depreciation and property taxes due to increased plant in service at PNM and TNMP, as well as increased depreciation rates resulting from TNMP’s 2018 Rate Case, and lower interest income on the Westmoreland Loan at PNMR. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.
Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million and currently expire in October 2023. Both facilities provide for short-term borrowings and letters of credit and can be extended through October 2024, subject to approval by a majority of the lenders. In addition, PNM has a $40.0 million revolving credit facility, which expires in December 2022, with banks having a significant presence in New Mexico and TNMP has a $75.0 million revolving credit facility, which expires in September 2022. On February 22, 2019, PNMR Development amended its revolving credit facility to increase the capacity to $25.0 million and to extend its expiration date to February 24, 2020. On July 22, 2019, PNMR Development amended its revolving credit facility to increase the capacity to $40.0 million with the option to further increase the capacity up to $50.0 million upon 15-days advance notice. The facility will continue to have an expiration date of February 24, 2020. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. Total availability for PNMR on a consolidated basis was $692.7 million at July 26, 2019. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures, capital contributions for PNMR Development’s 50% ownership interest in NMRD, and dividends, will total $4,046.7 million for 2019-2023, including amounts expended through June 30, 2019. The construction expenditures include estimated amounts for 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, an anticipated expansion of PNM’s transmission system, the purchase of a 165-mile 345 kV transmission line, and proposed replacement generation resources included in PNM’s SJGS Abandonment Application.

On January 18, 2019, PNM entered into the $250.0 million PNM 2019 Term Loan, which bears interest at a variable rate and must be repaid on or before July 17, 2020. Proceeds from this issuance were used to repay the PNM 2017 Term Loan, short-term borrowings under the PNM Revolving Credit Facility, and for general corporate purposes. On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement for the sale of $305.0 million aggregate principal amount of TNMP 2019 Bonds. TNMP issued $225.0 million of TNMP 2019 Bonds on March 29, 2019 (at fixed annual interest rates ranging from 3.79% to 4.06% for terms ranging from 15 to 25 years) and used a portion of the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019. TNMP issued the remaining $80.0 million of TNMP 2019 Bonds on July 1, 2019 (at a fixed annual interest rate of 3.60% for a term of ten years) and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for general corporate purposes. See discussion of PNM’s SJGS Abandonment Application in Note 12, which includes a request to issue approximately $361 million of energy transition bonds upon the proposed retirement of SJGS in 2022.

After considering the effects of these financings, the Company has consolidated maturities of long-term and short-term debt aggregating $535.3 million in the period from July 1, 2019 through July 31, 2020, and an additional $140.0 million that will mature by December 31, 2020. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2019-2023 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In millions, except per share amounts)
Net earnings (loss) attributable to PNMR	$(75.9)	$38.2	$(114.1)	$(57.2)	$53.2	$(110.4)
Average diluted common and common equivalent shares(1)	79.9	80.0	(0.1)	79.9	80.0	(0.1)
Net earnings (loss) attributable to PNMR per diluted share	$(0.95)	$0.48	$(1.43)	$(0.72)	$0.67	$(1.39)
(1) Excludes the impact of potentially dilutive shares that, if included, would be anti-dilutive for the three and six months ended June 30, 2019 (Note 4).

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(In millions)
PNM	$(113.4)	$(102.1)
TNMP	(0.1)	(5.4)
Corporate and Other	(0.5)	(2.8)
Net change	$(114.1)	$(110.4)

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

The following table summarizes the operating results for PNM:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In millions)
Electric operating revenues	$238.2	$264.5	$(26.3)	$507.5	$500.7	$6.8
Cost of energy	58.9	66.4	(7.5)	158.2	137.2	21.0
Utility margin	179.4	198.2	(18.8)	349.3	363.6	(14.3)
Operating expenses	255.5	107.1	148.4	362.0	207.6	154.4
Depreciation and amortization	39.8	38.2	1.6	79.0	74.8	4.2
Operating income (loss)	(116.0)	52.9	(168.9)	(91.7)	81.2	(172.9)
Other income (deductions)	7.7	0.2	7.5	25.7	3.9	21.8
Interest charges	(18.5)	(20.0)	1.5	(36.9)	(40.8)	3.9
Segment earnings (loss) before income taxes	(126.8)	33.1	(159.9)	(102.8)	44.3	(147.1)
Income (taxes) benefit	43.5	(2.3)	45.8	41.5	(2.0)	43.5
Valencia non-controlling interest	(3.5)	(4.1)	0.6	(6.3)	(7.8)	1.5
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings (loss)	$(86.9)	$26.5	$(113.4)	$(67.9)	$34.2	$(102.1)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change
	(Gigawatt hours, except customers)
Residential	660.6	747.4	(11.6)%	1,456.2	1,499.1	(2.9)%
Commercial	933.7	1,017.1	(8.2)	1,761.9	1,851.5	(4.8)
Industrial	266.2	210.1	26.7	516.3	415.8	24.2
Public authority	54.2	61.2	(11.4)	103.8	111.5	(6.9)
Economy energy service (1)	163.9	172.3	(4.9)	320.8	343.0	(6.5)
Other sales for resale	484.4	479.2	1.1	1,359.1	1,160.2	17.1
	2,563.0	2,687.3	(4.6)%	5,518.1	5,381.1	2.5%
Average retail customers (thousands)	529.6	525.8	0.7%	529.3	525.3	0.8%

(1) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

Operating Results – Three months ended June 30, 2019 compared to 2018

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2019
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC effective February 1, 2018 (Note 12)	$1.4
Retail customer usage/load – Weather normalized KWh sales decreased 1.3%, primarily due to decreased sales to commercial customers	(2.3)
Weather – Milder weather in 2019; cooling degree days were 52.8% lower in the second quarter	(14.2)
Transmission – Decrease due to lower revenues under formula transmission rates, partially offset by the addition of new customers	(1.8)
Rate riders – Includes renewable energy, fuel clause and energy efficiency riders	(1.2)
Other	(0.7)
Net Change	$(18.8)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2019
Change
Operating expenses:	(In millions)

Higher plant maintenance costs at SJGS and gas-fired plants, partially offset by lower plant maintenance costs at Four Corners and PVNGS	$1.1
Higher capitalized administrative and general expenses due to higher construction spending	(0.5)
Regulatory disallowance resulting from the NM Supreme Court’s May 2019 decision in PNM’s appeal of the NM 2015 Rate Case (Note 12)	147.5
Higher employee related, outside service, and vegetation management expenses	2.1
Other	(1.8)
Net Change	$148.4

Depreciation and amortization:

Increased utility plant in service	$1.3
Other	0.3
Net Change	$1.6

Other income (deductions):

Higher gains on investment securities in the NDT and coal mine reclamation trusts	$6.3
Higher interest income and lower trust expenses related to investment securities in the NDT and coal mine reclamation trusts	1.8
Other	(0.6)
Net Change	$7.5

Three Months Ended June 30, 2019
Change
Interest charges:	(In millions)

Lower interest on $350.0 million of SUNs refinanced in May 2018	$2.0
Lower interest on $100.0 million of SUNs refinanced in August 2018	0.8
Lower debt AFUDC	(0.3)
Higher interest on term loan agreements	(0.7)
Interest on deposit by PNMR Development for potential transmission interconnections, which is offset in Corporate and Other (Note 9)	(0.3)
Net Change	$1.5

Income taxes:

Lower segment earnings before income taxes	$40.5
Amortization of excess deferred income taxes due to lower segment earnings before income taxes, excluding discrete items	(1.8)
Reversal of excess deferred income taxes resulting from regulatory disallowances in the NM 2015 Rate Case (Note 12)	7.5
Other	(0.4)
Net Change	$45.8

Operating Results – Six months ended June 30, 2019 compared to 2018

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2019
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC effective February 1, 2018 (Note 12)	$3.1
Retail customer usage/load - Weather normalized KWh sales decreased 0.1% due to decreased sales to commercial customers, partially offset by increased sales to residential and industrial customers	(1.0)
Weather – Milder weather in 2019; cooling degree days were 52.8% lower in the second quarter, offset by colder weather in the first quarter	(11.2)
Transmission – Decrease due to lower revenues under formula transmission rates, partially offset by the addition of new customers	(0.6)
Rate riders – Includes renewable energy, fuel clause and energy efficiency riders	(4.0)
Other	(0.6)
Net Change	$(14.3)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2019
Change
Operating expenses:	(In millions)

Higher plant maintenance costs at SJGS and gas-fired plants, partially offset by lower plant maintenance costs at Four Corners and PVNGS	$0.8
Higher capitalized administrative and general expenses due to higher construction spending in 2019	(0.7)
Accelerated recovery of SNCR technology on SJGS Units 1 and 4	0.3
Regulatory disallowance resulting from the NM Supreme Court’s May 2019 decision in PNM’s appeal of the NM 2015 Rate Case (Note 12)	148.8
Higher employee related, outside service, and vegetation management expenses	6.0
Other	(0.8)
Net Change	$154.4

Depreciation and amortization:

Increased utility plant in service	$3.0
Higher depreciation resulting from amortization of stranded costs associated with the retirement of SJGS Units 2 and 3	0.5
Other	0.7
Net Change	$4.2

Other income (deductions):

Higher gains on investment securities in the NDT and coal mine reclamation trusts	$20.0
Higher interest income and lower trust expenses related to investment securities in the NDT and coal mine reclamation trusts	2.4
Other	(0.6)
Net Change	$21.8

Interest charges:

Lower interest on $350.0 million of SUNs refinanced in May 2018	$5.9
Lower interest on $100.0 million of SUNs refinanced in August 2018	1.6
Lower debt AFUDC	(1.0)
Higher interest on term loan agreements	(1.4)
Interest on deposit by PNMR Development for potential transmission interconnections, which is offset in Corporate and Other (Note 9)	(1.2)
Net Change	$3.9

Income taxes:

Lower segment earnings before income taxes	$37.0
Amortization of excess deferred income taxes due to lower segment earnings before income taxes, excluding discrete items	(0.1)
Reversal of excess deferred income taxes resulting from regulatory disallowances in the NM 2015 Rate Case (Note 12)	7.5
Increase due to lower excess tax benefits related to stock compensation awards (Note 8)	(0.5)
Other	(0.4)
Net Change	$43.5

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

The following table summarizes the operating results for TNMP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In millions)
Electric operating revenues	$92.0	$87.8	$4.2	$172.3	$169.4	$2.9
Cost of energy	24.9	21.4	3.5	47.2	43.1	4.1
Utility margin	67.1	66.5	0.6	125.1	126.3	(1.2)
Operating expenses	24.0	23.5	0.5	49.3	48.5	0.8
Depreciation and amortization	20.5	16.1	4.4	40.7	32.5	8.2
Operating income	22.6	26.8	(4.2)	35.2	45.4	(10.2)
Other income (deductions)	0.7	0.8	(0.1)	1.3	1.9	(0.6)
Interest charges	(6.6)	(7.8)	1.2	(15.4)	(15.5)	0.1
Segment earnings before income taxes	16.7	19.9	(3.2)	21.1	31.7	(10.6)
Income (taxes)	(1.5)	(4.5)	3.0	(1.8)	(7.0)	5.2
Segment earnings	$15.3	$15.4	$(0.1)	$19.4	$24.8	$(5.4)

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change
Volumetric load (1) (GWh)
Residential	736.4	790.2	(6.8)%	1,355.1	1,447.0	(6.4)%
Commercial and other	7.6	7.9	(3.8)	15.4	16.0	(3.8)
Total volumetric load	744.0	798.1	(6.8)%	1,370.5	1,463.0	(6.3)%
Demand-based load (2) (MW)	4,587.5	4,342.7	5.6%	9,309.5	8,652.9	7.6%
Average retail consumers (thousands) (3)	255.0	251.2	1.5%	254.4	250.6	1.5%

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

Operating Results – Three months ended June 30, 2019 compared to 2018

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2019
Change
Utility margin:	(In millions)

Retail rate relief – TNMP 2018 Rate Case retail rate increase effective January 1, 2019, including integration of amounts previously recovered in the AMS rate rider and the impact of rate design changes between customer classes (Note 12)	$1.3
Transmission rate relief - Increase in transmission cost of service rates primarily resulting from current year filings, net of changes resulting from the TNMP 2018 Rate Case (Note 12)	0.8
Retail customer usage/load – Weather normalized KWh sales decreased 0.9%; the average number of retail consumers increased 1.5%	(0.1)
Demand-based customer usage/load - Higher demand-based revenues for large commercial and industrial customers; billed demand excluding retail transmission customers increased 4.1%.	0.7
Weather – Milder weather in 2019; cooling degree days were 7.5% lower in 2019 resulting from warmer weather in 2018	(1.1)
Rate Riders – Impacts of rate riders, including the CTC surcharge, energy efficiency rider, and transmission cost recovery factor	(1.0)
Net Change	$0.6

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2019
Change
Operating expenses:	(In millions)

Higher employee related expenses	$0.4
Higher property taxes due to increased utility plant in service	0.1
Net Change	$0.5

Depreciation and amortization:

Increased utility plant in service	$1.4
Higher depreciation rates approved in the TNMP 2018 Rate Case	2.2
Amortization of AMS and Hurricane Harvey regulatory assets approved in the TNMP 2018 Rate Case	0.7
Other	0.1
Net Change	$4.4

Other income (deductions):

Higher equity AFUDC	$0.2
Lower CIAC	(0.3)
Net Change	$(0.1)

Three Months Ended June 30, 2019
Change
Interest charges:	(In millions)

Repayment of $172.3 million 9.50% first mortgage bonds in April 2019 (Note 9)	$4.2
Issuance of $225.0 of long-term debt in March 2019 (Note 9)	(2.2)
Issuance of $60.0 million of long-term debt in June 2018	(0.6)
Issuance of $20.0 million term loan in July 2018 and $15.0 million in December 2018	(0.3)
Other	0.1
Net Change	$1.2

Income taxes:

Lower segment earnings before income taxes	$0.7
Amortization of excess deferred federal income taxes (Note 14)	2.5
Other	(0.2)
Net Change	$3.0

Operating Results – Six months ended June 30, 2019 compared to 2018

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2019
Change
Utility margin:	(In millions)

Retail rate relief – TNMP 2018 Rate Case retail rate increase effective January 1, 2019, including integration of amounts previously recovered in the AMS rate rider and the impact of rate design changes between customer classes (Note 12)	$2.5
Transmission rate relief - Decrease in transmission cost of service rates primarily resulting from the TNMP 2018 Rate Case offset by current year filings	(1.7)
Retail customer usage/load – Weather normalized KWh sales decreased 1.3%; the average number of retail consumers increased 1.5%	(0.5)
Demand-based customer usage/load - Higher demand-based revenues for large commercial and industrial customers; billed demand excluding retail transmission customers increased 3.7%.	1.4
Weather – Milder weather in 2019; heating degree days were 18.6% lower in January 2019 resulting from unusually cold weather in January 2018; the mind weather trend continued in the second quarter of 2019 and cooling degree days were 12.6% lower year-to-date in 2019 resulting from warmer weather in 2018	(1.9)
Rate Riders – Impacts of rate riders, including the CTC surcharge, energy efficiency rider, and transmission cost recovery factor	(1.0)
Net Change	$(1.2)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2019
Change
Operating expenses:	(In millions)

Higher employee related expenses	$1.3
Higher capitalization of administrative and general expenses due to higher construction expenditures	(1.0)
Higher property taxes due to increased utility plant in service	0.5
Lower vegetation management expenses	(0.4)
Other	0.4
Net Change	$0.8

Depreciation and amortization:

Increased utility plant in service	$2.3
Higher depreciation rates approved in the TNMP 2018 Rate Case	4.5
Higher amortization of AMS and Hurricane Harvey regulatory assets approved in the TNMP 2018 Rate Case (Note 12)	1.2
Other	0.2
Net Change	$8.2

Other income (deductions):

Lower equity AFUDC	$(0.1)
Lower CIAC	(0.5)
Net Change	$(0.6)

Interest charges:

Repayment of $172.3 million 9.50% first mortgage bonds in April 2019 (Note 9)	$4.2
Issuance of $225.0 of long-term debt in March 2019 (Note 9)	(2.3)
Issuance of $60.0 million of long-term debt in June 2018	(1.2)
Issuance of $20.0 million term loan in July 2018 and $15.0 million in December 2018	(0.6)
Net Change	$0.1

Income taxes:

Lower segment earnings before income taxes	$2.2
Amortization of excess deferred federal income taxes (Note 14)	3.2
Other	(0.2)
Net Change	$5.2

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(5.5)	(5.4)	(0.1)	(11.3)	(10.4)	(0.9)
Depreciation and amortization	5.8	5.7	0.1	11.7	11.4	0.3
Operating income (loss)	(0.2)	(0.4)	0.2	(0.4)	(1.1)	0.7
Other income (deductions)	(0.1)	0.5	(0.6)	(1.0)	2.2	(3.2)
Interest charges	(4.7)	(5.5)	0.8	(9.2)	(10.0)	0.8
Segment earnings (loss) before income taxes	(5.1)	(5.4)	0.3	(10.5)	(8.9)	(1.6)
Income (taxes) benefit	0.8	1.7	(0.9)	1.9	3.0	(1.1)
Segment earnings (loss)	$(4.2)	$(3.7)	$(0.5)	$(8.6)	$(5.8)	$(2.8)

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

Operating Results – Three months ended June 30, 2019 compared to 2018

The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2019
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan	$(1.0)
Decrease in donations and other contributions	0.4
Net Change	$(0.6)

Interest charges:

Issuance of $90.0 million PNMR Development Term Loan in November 2018	(0.8)
Higher short-term borrowings	(0.1)
Issuance of $50.0 million PNMR 2018 Two-Year Term Loan	(0.4)
Repayment of $100.0 million PNMR 2016 Two-Year Term Loan	0.7
Repayment of the BTMU Term Loan in May 2018	1.1
Elimination of intercompany interest (Note 9)	0.3
Net Change	$0.8

Income taxes:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$(0.8)
Lower segment loss before income taxes	(0.1)
Net Change	$(0.9)

Operating Results – Six months ended June 30, 2019 compared to 2018

The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2019
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan	$(2.7)
Increase in donations and other contributions	(0.1)
Other	(0.4)
Net Change	$(3.2)

Interest charges:

Issuance of $300.0 million PNMR 2018 SUNs in March 2018	$(1.8)
Issuance of $90.0 million PNMR Development Term Loan in November 2018	(1.5)
Issuance of $50.0 million PNMR 2018 Two-Year Term Loan	(0.8)
Lower short-term borrowings	0.3
Repayment of $150.0 million PNMR 2015 Term Loan in March 2018	0.8
Repayment of $100.0 million PNMR 2016 Two-Year Term Loan	1.1
Repayment of the BTMU Term Loan in May 2018	1.8
Elimination of intercompany interest (Note 9)	1.2
Other	(0.3)
Net Change	$0.8

Income taxes:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$(1.7)
Larger segment loss before income taxes	0.4
Other	0.2
Net Change	$(1.1)

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2019 compared to June 30, 2018 are summarized as follows:

	Six Months Ended June 30,
	2019	2018	Change
	(In millions)
Net cash flows from:
Operating activities	$171.9	$133.9	$38.0
Investing activities	(312.1)	(200.3)	(111.8)
Financing activities	142.4	67.3	75.1
Net change in cash and cash equivalents	$2.1	$0.9	$1.2
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

	Six Months Ended June 30,
	2019	2018	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(36.3)	$(35.8)	$(0.5)
Renewables	(31.7)	—	(31.7)
Transmission and distribution	(78.2)	(63.7)	(14.5)
Four Corners SCRs	—	(6.9)	6.9
Nuclear fuel	(11.7)	(13.9)	2.2
	(157.9)	(120.3)	(37.6)
TNMP:
Transmission	(47.1)	(51.2)	4.1
Distribution	(77.3)	(64.2)	(13.1)
	(124.4)	(115.4)	(9.0)
Corporate and Other:
Computer hardware and software	(10.8)	(9.9)	(0.9)
Total cash (outflows) for additions to utility plant	$(293.1)	$(245.6)	$(47.5)

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$234.0	$794.1	$(560.1)
Purchases of investment securities	(239.6)	(797.3)	557.7
Principal payments on the Westmoreland Loan	—	56.6	(56.6)
Investments in NMRD	(13.3)	(8.0)	(5.3)
Other, net	(0.1)	(0.1)	—
Total cash (outflows) from investing activities	$(312.1)	$(200.3)	$(111.8)

Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•	Short-term borrowings increased $106.5 million in 2019 compared to a decrease of $22.8 million in 2018, resulting in a net increase in cash flows from financing activities of $129.3 million

•	In 2019, PNM borrowed $250.0 million under the PNM 2019 Term Loan and used the proceeds to repay the $200.0 million PNM 2017 Term Loan

•	In 2019, TNMP issued $225.0 million of TNMP 2019 Bonds used the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds

•	In 2018, PNMR issued $300.0 million aggregate principal amount of 3.250% SUNs and used the proceeds to repay the $150.0 million PNMR 2015 Term Loan Agreement and to reduce short-term borrowings

•	In 2018, PNM issued $350.0 million of SUNs and repaid $350.0 million of 7.95% of SUNs

•	NM Capital made principal payments on the BTMU Term Loan Agreement of $50.1 million in 2018

•	In 2018, TNMP issued $60.0 million of 3.85% first mortgage bonds and used the proceeds to reduce short-term debt

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

On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement with institutional investors for the sale of $305.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the “TNMP 2019 Bonds”) offered in private placement transactions. Under the TNMP 2019 Bond Purchase Agreement, TNMP issued $225.0 million of the TNMP 2019 Bonds on March 29, 2019 (at fixed annual interest rates ranging from 3.79% to 4.06% for terms ranging from 15 to 25 years) and used the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019, as well as to repay borrowings under the TNMP Revolving Credit Facility and for general corporate purposes. TNMP issued the remaining $80.0 million of the TNMP 2019 Bonds on July 1, 2019 (at a fixed annual interest rate of 3.60% for a term of ten years) and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for general corporate purposes. The terms of the TNMP 2019 Bonds contain customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP will have the right to redeem any or all of the TNMP 2019 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium. In accordance with GAAP, borrowings under the $172.3 million 9.50% TNMP first mortgage bonds are reflected as being long-term in the Condensed Consolidated Balance Sheets at December 31, 2018 since TNMP demonstrated its intent and ability to re-finance the agreement on a long-term basis.

See discussion of PNM’s SJGS Abandonment Application in Note 12, which includes a request to issue approximately $361 million of energy transition bonds, as provided by the ETA, upon the proposed retirement of SJGS in 2022.

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

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock, and capital contributions for PNMR Development’s 50% ownership interest in NMRD. Key activities in PNMR’s current construction program include:

•	Upgrading and replacing generation resources, including expenditures for compliance with environmental requirements and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through June 30, 2019, are:

	2019	2020-2023	Total
	(In millions)
Construction expenditures	$605.2	$2,913.4	$3,518.6
Capital contributions to NMRD	29.9	33.6	63.5
Dividends on PNMR common stock	92.4	369.6	462.0
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$728.0	$3,318.7	$4,046.7
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include $60.0 million for 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, and approximately $131.3 million in 2019-2020 for anticipated expansions of PNM’s transmission system. Also included in the table above is a net amount of approximately $285 million in 2021 for PNM’s May 1, 2019 agreement to purchase a 165-mile 345 kV transmission line and to construct associated facilities (the “Western Spirit Line”), subject to NMPRC and FERC approval. Also included in the table above are approximately $298 million in 2020-2022 for proposed replacement generation resources included in PNM’s SJGS Abandonment Application as discussed in Note 12. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the six months ended June 30, 2019, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. The $150.0 million PNMR 2018 One-Year Term Loan will mature in December 2019. PNM has $100.3 million of long-term debt that must be repriced by June 2020 and the $250.0 million PNM 2019 Term Loan matures in July 2020. In addition, the $35.0 million TNMP 2018 Term Loan matures in July 2020. The Company has no other long-term debt due through August 31, 2020. Note 7 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. The Company anticipates that funds to repay long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under the revolving credit facilities, issuance of new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
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

On February 22, 2019, PNMR Development amended its revolving credit facility to increase the capacity to $25.0 million and to extend the term until February 24, 2020. On July 22, 2019, the PNMR Development Revolving Credit Facility was amended to increase the capacity to $40.0 million with the option to further increase the capacity to $50.0 million upon 15-days advance notice. The facility will continue to have the expiration date of February 24, 2020. The facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities (Note 1).
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
Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$27.2	$—	$40.0
PNM 2017 New Mexico Credit Facility	—	15.0	—	15.0
TNMP Revolving Credit Facility	7.5	55.0	—	55.0
PNMR Revolving Credit Facility	50.8	84.5	20.0	84.5
PNMR Development Revolving Credit Facility	11.6	21.9	6.0	21.9
At June 30, 2019, the average interest rates were 3.67% for the PNMR Revolving Credit Facility, 3.15% for the PNMR 2018 One-Year Term Loan, 3.53% for the PNM Revolving Credit Facility, 3.52% for the PNM 2017 New Mexico Credit Facility, 3.16% for the TNMP Revolving Credit Facility, and 3.41% for the PNMR Development Revolving Credit Facility.
The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements during the 2019-2023 period, including interim financing to fund construction of replacement resources prior to the issuance of the energy transition bonds included in PNM’s SJGS Abandonment Application (Note 12). This could include new debt and/or equity issuances. The Company anticipates utilizing an at-the-market equity issuance program, or other program such as mandatory convertible securities, to raise equity beginning in 2020 to partially fund capital requirements and balance its capital structure. The Company also expects to issue new debt periodically to fund capital investments. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements. However, if difficult market conditions return, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.
Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2018 Annual Reports on Form 10-K. As of July 26, 2019, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Corporate rating	BBB+	BBB+	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB	BBB+	*
Preferred stock	*	BBB-	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	Baa3	Baa2	*
* Not applicable

Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. On January 16, 2018, S&P changed the outlook for PNMR, PNM, and TNMP from stable to negative while affirming the ratings above for all the entities. On June 29, 2018, Moody’s changed the ratings outlook for PNMR and PNM from positive to stable, maintained the stable outlook for TNMP, and affirmed the long-term credit ratings of each entity. On August 1, 2019, Moody’s affirmed the credit rating and stable outlook for PNM. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of July 26, 2019 is as follows:

	PNM	TNMP	PNMR Separate	PNMR Development	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$400.0	$75.0	$300.0	$40.0	$815.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$40.0	$855.0

Amounts outstanding as of July 26, 2019:
Revolving credit facility	$29.4	$—	$67.7	$32.9	$130.0
PNM 2017 New Mexico Credit Facility	25.0	—	—	—	25.0
Letters of credit	2.5	0.1	4.7	—	7.3
Total short-term debt and letters of credit	56.9	0.1	72.4	32.9	162.3

Remaining availability as of July 26, 2019	$383.1	$74.9	$227.6	$7.1	$692.7
Invested cash as of July 26, 2019	$—	$13.8	$0.9	$—	$14.7
In addition to the above, PNMR has $30.3 million of letters of credit outstanding under the JPM LOC Facility. The above table excludes intercompany debt. As of July 26, 2019, PNM and TNMP had no intercompany borrowings from PNMR however, PNMR Development had $0.2 million of intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires in March 2021. PNM has a shelf registration statement for up to $475.0 million of senior unsecured notes that expires in May 2020.
Off-Balance Sheet Arrangements

PNMR has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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

	June 30, 2019	December 31, 2018
PNMR
PNMR common equity	36.7%	38.6%
Preferred stock of subsidiary	0.3	0.3
Long-term debt	63.0	61.1
Total capitalization	100.0%	100.0%
PNM
PNM common equity	43.8%	45.6%
Preferred stock	0.4	0.4
Long-term debt	55.8	54.0
Total capitalization	100.0%	100.0%
TNMP
Common equity	52.0%	53.9%
Long-term debt	48.0	46.1
Total capitalization	100.0%	100.0%

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
Management is also responsible for assessing significant risks, developing and executing appropriate responses, and reporting to the Board on the status of risk activities. For example, management periodically updates the Board on the implementation of corporate environmental policy, and the Company’s environmental management systems, including the promotion of energy efficiency programs, and the use of renewable resources.  The Board is also informed of the Company’s practices and procedures to assess the impacts of operations on the environment. The Board considers issues associated with climate change, the Company’s GHG exposures, and the financial consequences that might result from enacted and potential federal and/or state regulation of GHG. Management has published, with Board oversight, a Climate Change Report available at http://www.pnmresources.com/about-us/sustainability-portal.aspx, that details the Company’s efforts to transition to an emissions-free generating portfolio by 2040.

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

As of December 31, 2018, approximately 66% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. This reflects the retirement of SJGS Units 2 and 3 that occurred in December 2017 and the restructuring of ownership in SJGS Unit 4. These events reduced PNM’s entitlement in SJGS from 783 MW to 562 MW and caused the Company’s output of GHG to decrease when compared to 2017. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, between 2007 and 2018, production from PNM’s largest renewable energy resource, New Mexico Wind, has varied from a high of 580 GWh in 2011 to a low of 405 GWh in 2014. Variations are primarily due to how much and how often the wind blows. In addition, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.
PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. As described in Note 16 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 41% of GHG from the Company’s owned interests in SJGS, below 2005 levels. PNM’s 2017 IRP indicates retiring PNM’s share of SJGS in 2022 and exiting ownership in Four Corners in 2031 would provide long-term cost savings to its customers. See additional discussion of PNM’s 2017 IRP and the SJGS Abandonment Application in Note 12. If approved by the NMPRC, retiring PNM’s share of SJGS and exiting participation in Four Corners would further reduce PNM’s GHG.
As of December 31, 2018, PNM owns or procures power under PPAs from 508 MW of capacity from renewable generation resources, which include solar-PV, wind, and geothermal facilities. In addition, the NMPRC has granted PNM authority to construct and own 50 MW of solar-PV capacity to serve retail customers beginning in 2020, and to procure an aggregate of 316 MW of renewable energy and RECs from solar-PV and wind facilities to serve a data center located in PNM’s service territory. PNM’s 2020 renewable energy procurement plan, which is pending NMPRC approval, includes a request to procure an additional 140 MW of wind energy to serve retail customers beginning in 2021 and PNM’s SJGS Abandonment Application, which was filed with the NMPRC on July 1, 2019, includes a request to replace SJGS capacity with 350 MW of solar-PV, 130 MW of battery storage facilities, and 280 MW of new gas-fired peaking capacity. If approved, these resources would result in PNM owning, leasing, or procuring through PPAs capacity from renewable resources totaling 1,444 MW and capacity from emissions-free resources totaling 1,840 MW. See additional discussion of these resources in Notes 11 and 12.
PNM also has a customer distributed solar generation program that represented 113.1 MW at June 30, 2019. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 226.2 GWh. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative annual savings from these programs were approximately 653 GWh of electricity in 2018. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 7,700 GWh of electricity, which will avoid at least 3.7 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.
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

PNM’s service areas occasionally experience periodic high winds and severe thunderstorms. TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and other extreme weather conditions. In addition to potentially causing physical damage to Company-owned facilities, which disrupts the ability to transmit and/or distribute energy, weather and other events of nature can temporarily reduce customers’ usage and demand for energy. In addition, other events influenced by climate change, such as wildfires, could disrupt Company operations or result in third-party claims against the Company.

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

On August 3, 2015, EPA responded to the Climate Action Plan by issuing three separate but related actions, which were published in October 2015: (1) the Carbon Pollution Standards for new, modified, and reconstructed power plants (under Section 111(b)); (2) the Clean Power Plan for existing power plants (under Section 111(d)); and (3) a proposed federal plan associated with the Clean Power Plan.

EPA’s Carbon Pollution Standards for new sources (those constructed after January 8, 2014) established separate standards for gas and coal-fired units. The standards reflect the degree of emission limitation achievable through the application of what EPA determined to be the BSER demonstrated for each type of unit. For newly constructed and reconstructed base load natural gas-fired stationary combustion turbines, EPA finalized a standard based on efficient natural gas combined cycle technology. The final standards for coal-fired power plants vary depending on whether the unit is new, modified, or reconstructed, but the new unit standards were based on EPA’s determination that the BSER for new units was partial carbon capture and sequestration. The Clean Power Plan established numeric “emission standards” for existing electric generating units - one for “fossil-steam” units (coal and oil-fired units) and one for natural gas-fired units (combined cycle only). The emission standards are based on emission reduction opportunities that EPA deemed achievable using technical assumptions for three “building blocks”: efficiency improvements at coal-fired EGUs, displacement of affected EGUs with renewable energy, and displacement of coal-fired generation with natural gas-fired generation.

Multiple states, utilities, and trade groups filed petitions for review in the DC Circuit to challenge both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources. Numerous parties also simultaneously filed motions to stay the Clean Power Plan during the litigation. The DC Circuit refused to stay the rule, but 29 states and state agencies successfully petitioned the US Supreme Court for a stay, which was granted on February 9, 2016, thus halting implementation of the Clean Power Plan. With the US Supreme Court stay in place, the DC Circuit heard oral arguments on the merits of the Clean Power Plan on September 27, 2016 in front of a 10-judge en banc panel. However, before the DC Circuit could issue an opinion, President Trump took office and his administration asked the court to hold the case in abeyance while the rule was re-evaluated, which the court granted.

On March 28, 2017, President Trump issued an Executive Order titled “Promoting Energy Independence and Economic Growth.” Among its goals are to “promote clean and safe development of our Nation’s vast energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production, constrain economic growth, and prevent job creation.” The order rescinds several key pieces of the Obama Administration’s climate agenda, including the Climate Action Plan and the Final Guidance on Consideration of Climate Change in NEPA Reviews. It directs agencies to review and suspend, revise or rescind any regulations or agency actions that potentially burden the development or use of domestically produced energy resources. Most notably, the order directed EPA to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Carbon Pollution Standards for new, reconstructed or modified electric utilities, (2) the Clean Power Plan, (3) the Proposed Clean Power Plan Model Trading Rules, and (4) the Legal Memorandum supporting the Clean Power Plan. In response, the EPA signed a NOPR to repeal the Clean Power Plan on October 10, 2017. The notice proposed a legal interpretation concluding that the Clean Power Plan exceeded EPA’s statutory authority. On August 31, 2018, EPA published a proposed rule, which is informally known as the Affordable Clean Energy rule, to replace the Clean Power Plan. On June 19, 2019, EPA released the final version of the Affordable Clean Energy rule. EPA takes three actions in the final rule: (1) finalizes the repeal of the Clean Power Plan; (2) finalizes the Affordable Clean Energy rule; and (3) revises the implementing regulations for all emission guidelines issued under Clean Air Act Section 111(d) which, among other things, extends the timing of state plans. The final rule is very similar to the August 2018 proposed rule. EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of "candidate technologies" that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA's rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. States will have three years from when the rule is finalized to submit a plan to EPA and then the EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a federal plan. While corresponding NSR reform regulations were proposed as part of the EPA’s initial Affordable Clean Energy proposal, the final rule did not include such reform measures. EPA announced that it will be taking final action on the NSR reform proposal for EGUs in the near future. The Affordable Clean Energy rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after the planned shutdown of SJGS in 2022 (subject to NMPRC approval).

On December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the Carbon Pollution Standards rule published in October 2015 for new, reconstructed, or modified coal-fired EGUs. The proposed rule would revise the standards for new coal-fired EGUs based on the revised BSER as the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units), instead of partial carbon recapture and sequestration, which results in less stringent CO2 emission performance standards for new units. EPA has also proposed revisions to the standards for reconstructed and modified fossil-fueled power plants to align with the proposed standards for new units. EPA is not proposing any changes nor reopening the standards of performance for newly constructed or reconstructed stationary combustion turbines. Comments on the proposal were due on March 18, 2019 and a final rule is expected in late 2019.
PNM is unable to predict the outcome of EPA’s regulatory actions repealing and replacing the Clean Power Plan. This action will be subject to judicial review and the outcome of those proceedings cannot be predicted. In addition, to the extent that the Affordable Clean Energy regulations go into effect as finalized, it is not clear how these regulations will impact Four Corners.
The 2018 proposed Carbon Pollution Standards rule could also impact PNM’s generation fleet to the extent any EGUs qualify as new, reconstructed, or modified, although that rule remains under review by EPA and the DC Circuit.
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
State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the evolving nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  In its 2017 IRP, PNM analyzed resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 and for scenarios that assumed SJGS will cease operations by the end of 2022 as discussed in Note 12. The key findings of the 2017 IRP include that exiting SJGS in 2022 would provide long-term economic benefits to PNM’s customers and that PNM exiting its ownership interest in Four Corners in 2031 would also save customers money. The materials presented in the IRP process are available at www.pnm.com\irp. See additional discussion of PNM’s SJGS Abandonment Application in Note 12.
Senate Bill 489, known as the Energy Transition Act (“ETA”) was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “financing costs” (as defined by the ETA). These costs may include coal mine decommissioning, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under an NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resource to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA in Note 11. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. PNM cannot predict the full impact of the ETA or the outcome of its existing and potential future generating resource abandonment filings with the NMPRC.
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
On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by approximately 200 parties, requires that countries submit Intended Nationally Determined Contributions (“INDCs”). INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The United States INDC is part of an overall effort by the former administration to have the United States achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry is a key element of its INDC and is based on EPA’s final GHG regulations for new, existing, and modified and reconstructed sources. The United States is one of several nations that offered INDCs.  Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016.  On June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement. In his public statement, he indicated that the United States would “begin negotiations to reenter either the Paris Accord or a....new transaction on terms that are fair to the United States, its businesses, its workers, its people, its taxpayers.” The United States continues to hold the position that it will withdraw from the Paris Agreement unless it can negotiate better terms. The earliest date that the United States could give formal notification of its withdrawal is November 4, 2020. In the interim, the United States continues to participate in international climate negotiations. It is uncertain if the United States will choose to pursue a transition to a low-carbon economy using a pathway that aligns with the Paris Agreement to keep global temperature rise to below two degrees Celsius (the “2 Degree

Scenario”) above pre-industrial levels or in connection with other regulation or legislation. PNM has not conducted a 2 Degree Scenario analysis but is participating in the Electric Power Research Institute program, “Understanding Climate Change Scenarios and Goal-setting Activities”. PNM has also calculated GHG reductions that would result from implementation of the 2017 IRP scenarios that assume PNM would retire its share of the SJGS in 2022 and would exit from Four Corners in 2031. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the recently enacted ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. The requirements of the ETA and the Company’s goal compare favorably to the 26% - 28% by 2025 United States INDC and the former administration’s effort to achieve an 80% reduction in carbon emissions by 2050. As discussed in Note 12, on July 1, 2019, PNM submitted its SJGS Abandonment Application to the NMPRC. PNM will file for abandonment of Four Corners at an appropriate time in the future.
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

On November 24, 2009, FERC issued Order 729 approving two Modeling, Data, and Analysis Reliability Standards (“Reliability Standards”) submitted by NERC – MOD-001-1 (Available Transmission System Capability) and MOD-029-1 (Rated System Path Methodology). Both MOD-001-1 and MOD-029-1 require a consistent approach, provided for in the Reliability Standards, to measuring the total transmission capability (“TTC”) of a transmission path. The TTC level established using the two Reliability Standards could have resulted in a reduction in the available transmission capacity currently used by PNM to deliver generation resources necessary for its jurisdictional load and for fulfilling its obligations to third-party users of the PNM transmission system.

During the first quarter of 2011, at the request of PNM and other southwestern utilities, NERC advised all transmission owners and transmission service providers that the implementation of portions of the MOD-029 methodology for “Flow Limited” paths had been delayed until such time as a modification to the standard could be developed to mitigate the technical concerns identified by the transmission owners and transmission service providers. PNM and other western utilities filed a Standards Action Request with NERC in the second quarter of 2012.

NERC initiated an informal development process to address directives in Order 729 to modify certain aspects of the MOD standards, including MOD-001 and MOD-029. The modifications to this standard would retire MOD-029 and require each transmission operator to determine and develop methodology for TTC values for MOD-001.

A final ballot for MOD-001-2 concluded on December 20, 2013 and received sufficient affirmative votes for approval. On February 10, 2014, NERC filed with FERC a petition for approval of MOD-001-2 and retirement of the “MOD A” reliability standards that consist of MOD-001-1a, MOD-004-1, MOD-008-1, MOD-028-2, MOD-029-1a, and MOD-030-2. On June 19, 2014, FERC issued a NOPR to approve a new reliability standard.

On June 7, 2019 NERC submitted to FERC a notice to withdraw proposed MOD-001-2 and to retire the currently effective versions of the MOD A Standards subject to FERC approval. The retirement of the MOD A standards removes all risk associated with the TTC reductions.

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

As of June 30, 2019, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2018 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impacts of the NMPRC orders in PNM’s NM 2015 Rate Case, the NM Supreme Court’s decisions in the appeal of that order, the NM 2016 Rate Case and related deferral of the issue of the prudence of PNM’s decision to continue participation in Four Corners to PNM’s next general rate case and recovery of PNM’s investments in that plant, any actions resulting from PNM’s SJGS Abandonment Application, which requests NMPRC approval to retire PNM’s share of SJGS in 2022 and for recovery of undepreciated investments and other costs associated with the retirement, the evaluation of that application under the recently enacted ETA, and/or the conclusions reached in PNM’s 2017 IRP (collectively, the “Regulatory Proceedings”) and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs of operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions

•
The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the Regulatory Proceedings and supporting forecasts utilized in future test year rate proceedings

•
Uncertainty regarding what actions PNM may take with respect to the generating capacity in PVNGS Units 1 and 2 that is under lease at the expiration of the lease terms in 2023 and 2024, or upon the occurrence of certain specific events, as well as the related treatment for ratemaking purposes by the NMPRC

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the 2022 scheduled expiration of the operational and fuel supply agreements for SJGS, the outcome of PNM’s SJGS Abandonment Application, including the impacts of the recently enacted ETA, the results of PNM’s 2017 IRP filing, which indicates that PNM’s customers would benefit from PNM’s exit from Four Corners in 2031, including regulatory recovery of undepreciated investments and other costs in the event the NMPRC orders generating facilities be retired

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the ultimate outcomes of the Regulatory Proceedings

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand

•
The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of the Regulatory Proceedings

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

•	State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the Tax Act, and other matters

•
Risks related to climate change, including potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the impacts of the recently enacted ETA

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative under GAAP, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

	Six Months Ended
	June 30,
	2019	2018
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$(94)	$(94)
Amount realized on contracts delivered during period	56	54
Changes in fair value	—	2
Net mark-to-market change recorded in earnings	56	56
Net change recorded as regulatory assets and liabilities	60	(284)
Net fair value at end of period	$22	$(322)
All of the fair values as of June 30, 2019 were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle in 2019.

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

Schedule of Credit Risk Exposure
June 30, 2019
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$3,138	2	$2,206
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	1,106	1	594
Non-investment grade	—	—	—
Total	$4,244		$2,800

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At June 30, 2019, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of June 30, 2019 was $1.5 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.3%, or $67.8 million if interest rates were to decline by 50 basis points from their levels at June 30, 2019. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At July 26, 2019, PNMR, PNM, TNMP, and PNMR Development had short-term debt outstanding of $67.7 million, $29.4 million, zero, and $32.9 million under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, $75.0 million for TNMP, and $40.0 million for PNMR Development. PNM had $25.0 million in borrowings under the $40.0 million PNM 2017 New Mexico Credit Facility at July 26, 2019. The revolving credit facilities, the $150.0 million PNMR 2018 One-Year Term Loan, the $50.0 million PNMR 2018 Two-Year Term Loan, the PNM 2017 New Mexico Credit Facility, the $250.0 million PNM 2019 Term Loan, the $35.0 million TNMP 2018 Term Loan, and the $90.0 million PNMR Development Term Loan bear interest at variable rates. On July 26, 2019, interest rates on borrowings averaged 3.61% for the PNMR Revolving Credit Facility, 3.07% for the PNMR 2018 One-Year Term Loan, 3.07% for the PNMR 2018 Two-Year Term Loan, 3.45% for the PNM Revolving Credit Facility, 3.41% for the PNM 2017 New Mexico Credit Facility, 3.92% for the PNM 2019 Term Loan, 3.10% for the TNMP 2018 Term Loan, 3.31% for the PNMR Development Revolving Credit Facility, and 3.10% for the PNMR Development Term Loan. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 9, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on $150.0 million of variable rate debt.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $362.8 million at June 30, 2019, of which 61.5% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2019, the decrease in the fair value of the fixed-rate securities would be 2.3%, or $5.1 million.

PNM does not directly recover or return through rates any losses or gains on the securities, including equity investments discussed below, in the trusts for decommissioning and reclamation. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. The NMPRC ruled in the NM 2015 Rate Case that PNM would not be able to include future contributions made by PNM for decommissioning of PVNGS, to the extent applicable to certain capacity purchased and leased by PNM in rates charged to retail customers. The NM Supreme Court ruled that the NMPRC’s decision to disallow recovery of such future contributions for decommissioning denied PNM due process and remanded the matter back to the NMPRC for further proceedings. See Note 12. PNM is at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market risks discussed below, to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at June 30, 2019. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 35.5% of the securities held by the trusts as of June 30, 2019. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $12.9 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Clean Air Act – Regional Haze – NEE Complaint

•	The Clean Air Act – Regional Haze – Four Corners – Four Corners Federal Agency Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Navajo Nations Allottee Matters
Note 12

•	PNM – New Mexico General Rate Cases

•	PNM – Renewable Portfolio Standard

•	PNM – Integrated Resource Plans

•	PNM – SJGS Abandonment Application

•	PNM – Facebook, Inc. Data Center Project

•	PNM – Application For a New 345 kV Transmission Line

•	PNM – Western Spirit Line

•	TNMP – Transmission Cost of Service Rates

•	TNMP – Energy Efficiency

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
Build Transfer Agreement, dated as of May 1, 2019, among Public Service Company of New Mexico, New Mexico Renewable Energy Transmission Authority, and Western Spirit Transmission LLC (filed as Exhibit 10.1 to PNM’s Current Report on Form 8-K filed May 1, 2019)

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document

101.SCH	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	PNMR, PNM, and TNMP	Cover Page Inline XBRL File (included in Exhibits 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	August 2, 2019	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President, Controller and Treasurer
(Officer duly authorized to sign this report)