Form 10-Q
period 2019-09-30
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2019-11-01
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of October 25, 2019 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of October 25, 2019 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2014 IRP	PNM’s 2014 IRP
2017 IRP	PNM’s 2017 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ASU	Accounting Standards Update
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
Board	Board of Directors of PNMR
BSER	Best System of Emissions Reduction Technology
BTMU	MUFG Bank Ltd., formerly the Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan	NM Capital’s $125.0 Million Unsecured Term Loan
CAA	Clean Air Act
Casa Mesa Wind	Casa Mesa Wind Energy Center
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
December 2018 Compliance Filing	PNM’s December 31, 2018 filing with the NMPRC regarding SJGS
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIM	California Independent System Operator Western Energy Imbalance Market
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
ESA	Endangered Species Act
ETA	The New Mexico Energy Transition Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant

Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatts
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR, now known as New Mexico PPA Corporation
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2017 Term Loan	PNM’s $200.0 Million Unsecured Term Loan
PNM 2019 Term Loan	PNM’s $250.0 Million Unsecured Term Loan
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2018 One-Year Term Loan	PNMR’s $150.0 Million One-Year Unsecured Term Loan
PNMR 2018 SUNS	PNMR’s $300.0 Million Senior Unsecured Notes issued on March 9, 2018
PNMR 2018 Two-Year Term Loan	PNMR’s $50.0 Million Two-Year Unsecured Term Loan
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $40.0 Million Unsecured Revolving Credit Facility

PNMR Development Term Loan	PNMR Development’s $90.0 Million Unsecured Term Loan
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act, as amended by the ETA
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application
PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA

SJGS CSA	San Juan Generating Station Coal Supply Agreement
SJGS RA	San Juan Project Restructuring Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application Filed May 30, 2018
TNMP 2018 Term Loan	TNMP’s $35.0 Million Unsecured Term Loan
TNMP 2019 Bonds	TNMP’s First Mortgage Bonds issued under the TNMP 2019 Bond Purchase Agreement
TNMP 2019 Bond Purchase Agreement	An agreement under which TNMP issued an aggregate of $305.0 Million of First Mortgage Bonds in 2019
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WEG	WildEarth Guardians
Western Spirit Line	A 165-mile 345-kV transmission line that PNM has agreed to purchase, subject to certain conditions being met prior to closing
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	$125.0 Million of funding provided by NM Capital to WSJ
WSJ	Westmoreland San Juan, LLC, formerly an indirect wholly-owned subsidiary of Westmoreland, and former owner of SJCC
WSJ LLC	Westmoreland San Juan Mining, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$418,673	$400,023	$1,049,287	$1,042,033
Alternative revenue programs	(6,779)	(8,050)	(300)	(1,466)
Other electric operating revenue	21,692	30,693	64,471	52,290
Total electric operating revenues	433,586	422,666	1,113,458	1,092,857
Operating Expenses:
Cost of energy	108,736	113,536	314,145	293,803
Administrative and general	47,613	49,969	142,782	141,607
Energy production costs	30,877	31,350	108,853	108,588
Regulatory disallowances and restructuring costs	—	(1,645)	150,599	149
Depreciation and amortization	68,350	61,580	199,771	180,365
Transmission and distribution costs	16,461	19,394	52,333	54,800
Taxes other than income taxes	21,009	20,492	61,327	60,094
Total operating expenses	293,046	294,676	1,029,810	839,406
Operating income	140,540	127,990	83,648	253,451
Other Income and Deductions:
Interest income	3,440	3,400	10,489	11,862
Gains on investment securities	1,686	2,463	20,299	1,081
Other income	4,256	3,735	11,050	12,000
Other (deductions)	(3,612)	(2,624)	(9,980)	(9,867)
Net other income and deductions	5,770	6,974	31,858	15,076
Interest Charges	30,359	30,492	91,785	96,868
Earnings before Income Taxes	115,951	104,472	23,721	171,659
Income Taxes (Benefits)	9,188	12,899	(32,420)	18,838
Net Earnings	106,763	91,573	56,141	152,821
(Earnings) Attributable to Valencia Non-controlling Interest	(3,860)	(3,920)	(10,188)	(11,706)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to PNMR	$102,771	$87,521	$45,557	$140,719
Net Earnings Attributable to PNMR per Common Share:
Basic	$1.29	$1.10	$0.57	$1.76
Diluted	$1.28	$1.09	$0.57	$1.76
Dividends Declared per Common Share	$0.290	$0.265	$0.870	$0.795

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net Earnings	$106,763	$91,573	$56,141	$152,821
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(1,821), $(356), $(5,869), and $(730)	5,347	1,044	17,237	2,142
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,768, $91, $3,191, and $885	(5,194)	(266)	(9,372)	(2,598)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(470), $(480), $(1,410), and $(1,442)	1,381	1,410	4,143	4,236
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $126, $(3), $931, and $(618)	(369)	8	(2,733)	1,813
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(46), $(28), $(179), and $(27)	136	81	528	75
Total Other Comprehensive Income	1,301	2,277	9,803	5,668
Comprehensive Income	108,064	93,850	65,944	158,489
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,860)	(3,920)	(10,188)	(11,706)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to PNMR	$104,072	$89,798	$55,360	$146,387

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$56,141	$152,821
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	225,182	207,406
Deferred income tax expense (benefit)	(33,220)	18,706
(Gains) on investment securities	(20,299)	(1,081)
Stock based compensation expense	5,424	4,551
Regulatory disallowances and restructuring costs	150,599	149
Allowance for equity funds used during construction	(6,714)	(7,098)
Other, net	1,945	2,631
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(24,698)	(20,447)
Materials, supplies, and fuel stock	(5,908)	(8,731)
Other current assets	(1,851)	(13,657)
Other assets	33,284	2,608
Accounts payable	(5,469)	(32,638)
Accrued interest and taxes	12,182	17,113
Other current liabilities	(2,530)	4,220
Other liabilities	(32,812)	(9,656)
Net cash flows from operating activities	351,256	316,897

Cash Flows From Investing Activities:
Additions to utility plant	(444,920)	(365,484)
Proceeds from sales of investment securities	375,382	911,899
Purchases of investment securities	(385,313)	(920,217)
Principal repayments on Westmoreland Loan	—	56,640
Investments in NMRD	(29,250)	(9,000)
Other, net	(192)	(365)
Net cash flows from investing activities	(484,293)	(326,527)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	53,700	(42,800)
Long-term borrowings	555,000	829,652
Repayment of long-term debt	(372,302)	(650,162)
Proceeds from stock option exercise	943	937
Awards of common stock	(9,897)	(12,505)
Dividends paid	(69,695)	(63,721)
Valencia’s transactions with its owner	(10,225)	(12,677)
Transmission interconnection and security deposit arrangements	8,340	—
Refunds paid under transmission interconnection arrangements	(2,246)	(2,246)
Debt issuance costs and other, net	(2,609)	(5,858)
Net cash flows from financing activities	151,009	40,620

Change in Cash, Restricted Cash, and Equivalents	17,972	30,990
Cash, Restricted Cash, and Equivalents at Beginning of Period	2,122	3,974
Cash, Restricted Cash, and Equivalents at End of Period	$20,094	$34,964

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$85,721	$81,203
Income taxes paid (refunded), net	$(2,929)	$842

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$25,023	$16,177

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$20,094	$2,122
Accounts receivable, net of allowance for uncollectible accounts of $1,191 and $1,406	115,448	92,800
Unbilled revenues	57,146	57,092
Other receivables	14,058	11,369
Materials, supplies, and fuel stock	77,742	71,834
Regulatory assets	3,678	4,534
Income taxes receivable	4,237	7,965
Other current assets	48,761	54,808
Total current assets	341,164	302,524
Other Property and Investments:
Investment securities	369,017	328,242
Equity investment in NMRD	56,084	26,564
Other investments	240	297
Non-utility property, net	10,633	3,404
Total other property and investments	435,974	358,507
Utility Plant:
Plant in service, held for future use, and to be abandoned	7,680,996	7,548,581
Less accumulated depreciation and amortization	2,688,066	2,604,177
	4,992,930	4,944,404
Construction work in progress	258,285	194,427
Nuclear fuel, net of accumulated amortization of $48,364 and $42,511	95,916	95,798
Net utility plant	5,347,131	5,234,629
Deferred Charges and Other Assets:
Regulatory assets	566,314	598,930
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	137,637	—
Other deferred charges	94,415	92,664
Total deferred charges and other assets	1,076,663	969,891
	$7,200,932	$6,865,551

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$289,600	$235,900
Current installments of long-term debt	385,227	—
Accounts payable	81,679	112,170
Customer deposits	10,730	10,695
Accrued interest and taxes	73,610	65,156
Regulatory liabilities	6,938	9,446
Operating lease liabilities	28,204	—
Dividends declared	23,231	23,231
Other current liabilities	46,510	55,855
Total current liabilities	945,729	512,453
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,467,002	2,670,111
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	614,011	600,719
Regulatory liabilities	871,132	891,428
Asset retirement obligations	179,646	158,674
Accrued pension liability and postretirement benefit cost	88,335	100,375
Operating lease liabilities	106,621	—
Other deferred credits	181,839	167,668
Total deferred credits and other liabilities	2,041,584	1,918,864
Total liabilities	5,454,315	5,101,428
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,149,583	1,153,113
Accumulated other comprehensive income (loss), net of income taxes	(98,881)	(108,684)
Retained earnings	620,211	643,953
Total PNMR common stockholders’ equity	1,670,913	1,688,382
Non-controlling interest in Valencia	64,175	64,212
Total equity	1,735,088	1,752,594
	$7,200,932	$6,865,551

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at June 30, 2019	$1,148,690	$(100,182)	$563,640	$1,612,148	$62,592	$1,674,740
Net earnings before subsidiary preferred stock dividends	—	—	102,903	102,903	3,860	106,763
Total other comprehensive income	—	1,301	—	1,301	—	1,301
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(46,200)	(46,200)	—	(46,200)
Awards of common stock	(5)	—	—	(5)	—	(5)
Stock based compensation expense	898	—	—	898	—	898
Valencia’s transactions with its owner	—	—	—	—	(2,277)	(2,277)
Balance at September 30, 2019	$1,149,583	$(98,881)	$620,211	$1,670,913	$64,175	$1,735,088

Balance at December 31, 2018	$1,153,113	$(108,684)	$643,953	$1,688,382	$64,212	$1,752,594
Net earnings before subsidiary preferred stock dividends	—	—	45,953	45,953	10,188	56,141
Total other comprehensive income	—	9,803	—	9,803	—	9,803
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(69,299)	(69,299)	—	(69,299)
Proceeds from stock option exercise	943	—	—	943	—	943
Awards of common stock	(9,897)	—	—	(9,897)	—	(9,897)
Stock based compensation expense	5,424	—	—	5,424	—	5,424
Valencia’s transactions with its owner	—	—	—	—	(10,225)	(10,225)
Balance at September 30, 2019	$1,149,583	$(98,881)	$620,211	$1,670,913	$64,175	$1,735,088

Balance at June 30, 2018	$1,149,646	$(103,757)	$676,826	$1,722,715	$65,600	$1,788,315
Net earnings before subsidiary preferred stock dividends	—	—	87,653	87,653	3,920	91,573
Total other comprehensive income	—	2,277	—	2,277	—	2,277
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(42,217)	(42,217)	—	(42,217)
Proceeds from stock option exercise	13	—	—	13	—	13
Awards of common stock	(237)	—	—	(237)	—	(237)
Stock based compensation expense	1,226	—	—	1,226	—	1,226
Valencia’s transactions with its owner	—	—	—	—	(4,296)	(4,296)
Balance at September 30, 2018	$1,150,648	$(101,480)	$722,130	$1,771,298	$65,224	$1,836,522

Balance at December 31, 2017, as originally reported	$1,157,665	$(95,940)	$633,528	$1,695,253	$66,195	$1,761,448
Cumulative effect adjustment (Note 7)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,157,665	(107,148)	644,736	1,695,253	66,195	1,761,448
Net earnings before subsidiary preferred stock dividends	—	—	141,115	141,115	11,706	152,821
Total other comprehensive income	—	5,668	—	5,668	—	5,668
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(63,325)	(63,325)	—	(63,325)
Proceeds from stock option exercise	937	—	—	937	—	937
Awards of common stock	(12,505)	—	—	(12,505)	—	(12,505)
Stock based compensation expense	4,551	—	—	4,551	—	4,551
Valencia’s transactions with its owner	—	—	—	—	(12,677)	(12,677)
Balance at September 30, 2018	$1,150,648	$(101,480)	$722,130	$1,771,298	$65,224	$1,836,522

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$311,793	$306,019	$775,795	$783,310
Alternative revenue programs	(2,372)	(5,338)	(1,617)	(3,484)
Other electric operating revenue	21,692	30,693	64,471	52,290
Total electric operating revenues	331,113	331,374	838,649	832,116
Operating Expenses:
Cost of energy	84,915	92,384	243,120	229,547
Administrative and general	44,468	44,923	132,107	129,571
Energy production costs	30,877	31,350	108,853	108,588
Regulatory disallowances and restructuring costs	—	(1,645)	150,599	149
Depreciation and amortization	40,545	38,474	119,581	113,314
Transmission and distribution costs	10,858	12,408	33,329	33,228
Taxes other than income taxes	10,997	10,964	34,292	34,033
Total operating expenses	222,660	228,858	821,881	648,430
Operating income	108,453	102,516	16,768	183,686
Other Income and Deductions:
Interest income	3,515	3,472	10,701	9,340
Gains on investment securities	1,686	2,463	20,299	1,081
Other income	2,095	2,137	6,647	6,821
Other (deductions)	(3,011)	(2,085)	(7,639)	(7,314)
Net other income and deductions	4,285	5,987	30,008	9,928
Interest Charges	18,492	18,063	55,379	58,881
Earnings (Loss) before Income Taxes	94,246	90,440	(8,603)	134,733
Income Taxes (Benefits)	9,525	9,012	(31,984)	11,009
Net Earnings	84,721	81,428	23,381	123,724
(Earnings) Attributable to Valencia Non-controlling Interest	(3,860)	(3,920)	(10,188)	(11,706)
Net Earnings Attributable to PNM	80,861	77,508	13,193	112,018
Preferred Stock Dividends Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$80,729	$77,376	$12,797	$111,622

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net Earnings	$84,721	$81,428	$23,381	$123,724
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(1,821), $(356), $(5,869), and $(730)	5,347	1,044	17,237	2,142
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,768, $91, $3,191, and $885	(5,194)	(266)	(9,372)	(2,598)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(470), $(480), $(1,410), and $(1,442)	1,381	1,410	4,143	4,236
Total Other Comprehensive Income	1,534	2,188	12,008	3,780
Comprehensive Income	86,255	83,616	35,389	127,504
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,860)	(3,920)	(10,188)	(11,706)
Comprehensive Income Attributable to PNM	$82,395	$79,696	$25,201	$115,798

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$23,381	$123,724
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	143,175	137,224
Deferred income tax expense (benefit)	(31,382)	11,894
(Gains) on investment securities	(20,299)	(1,081)
Regulatory disallowances and restructuring costs	150,599	149
Allowance for equity funds used during construction	(4,904)	(5,473)
Other, net	1,911	2,411
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(11,187)	(14,164)
Materials, supplies, and fuel stock	(5,275)	(7,308)
Other current assets	1,076	(15,493)
Other assets	25,884	11,829
Accounts payable	(3,090)	(23,990)
Accrued interest and taxes	20,182	13,560
Other current liabilities	24,072	(14,838)
Other liabilities	(35,488)	(12,228)
Net cash flows from operating activities	278,655	206,216

Cash Flows From Investing Activities:
Additions to utility plant	(234,773)	(177,550)
Proceeds from sales of investment securities	375,382	911,899
Purchases of investment securities	(385,313)	(920,217)
Other, net	28	141
Net cash flows from investing activities	(244,676)	(185,727)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(42,400)	(39,800)
Short-term borrowings (repayments) – affiliate, net	(19,800)	—
Long-term borrowings	250,000	450,000
Repayment of long-term debt	(200,000)	(450,025)
Dividends paid	(396)	(396)
Valencia’s transactions with its owner	(10,225)	(12,677)
Transmission interconnection and security deposit arrangements	8,340	68,200
Refunds paid under transmission interconnection arrangements	(2,246)	(2,246)
Debt issuance costs and other, net	(198)	(3,167)
Net cash flows from financing activities	(16,925)	9,889

Change in Cash, Restricted Cash, and Equivalents	17,054	30,378
Cash, Restricted Cash, and Equivalents at Beginning of Period	85	1,108
Cash, Restricted Cash, and Equivalents at End of Period	$17,139	$31,486

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$42,284	$50,160
Income taxes paid (refunded), net	$(3,544)	$—

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$12,980	$(27)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$17,139	$85
Accounts receivable, net of allowance for uncollectible accounts of $1,191 and $1,406	80,250	68,603
Unbilled revenues	44,657	47,113
Other receivables	13,587	10,650
Affiliate receivables	8,883	15,871
Materials, supplies, and fuel stock	72,372	67,097
Regulatory assets	779	4,534
Income taxes receivable	9,907	12,850
Other current assets	37,213	43,516
Total current assets	284,787	270,319
Other Property and Investments:
Investment securities	369,017	328,242
Other investments	62	91
Non-utility property, net	3,839	96
Total other property and investments	372,918	328,429
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,626,070	5,623,520
Less accumulated depreciation and amortization	2,049,859	2,006,266
	3,576,211	3,617,254
Construction work in progress	144,778	134,221
Nuclear fuel, net of accumulated amortization of $48,364 and $42,511	95,916	95,798
Net utility plant	3,816,905	3,847,273
Deferred Charges and Other Assets:
Regulatory assets	444,048	460,903
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	126,313	—
Other deferred charges	80,228	77,327
Total deferred charges and other assets	702,221	589,862
	$5,176,831	$5,035,883

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$42,400
Short-term debt - affiliate	—	19,800
Current installments of long-term debt	350,227	—
Accounts payable	59,043	75,114
Affiliate payables	11,537	164
Customer deposits	10,730	10,695
Accrued interest and taxes	53,005	35,767
Regulatory liabilities	5,620	5,975
Operating lease liabilities	24,940	—
Dividends declared	132	132
Other current liabilities	96,100	32,976
Total current liabilities	611,334	223,023
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,357,410	1,656,490
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	508,115	502,767
Regulatory liabilities	688,109	713,971
Asset retirement obligations	178,731	157,814
Accrued pension liability and postretirement benefit cost	81,871	92,981
Operating lease liabilities	98,394	—
Other deferred credits	154,999	215,737
Total deferred credits and liabilities	1,710,219	1,683,270
Total liabilities	3,678,963	3,562,783
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(98,414)	(110,422)
Retained earnings	255,660	242,863
Total PNM common stockholder’s equity	1,422,164	1,397,359
Non-controlling interest in Valencia	64,175	64,212
Total equity	1,486,339	1,461,571
	$5,176,831	$5,035,883
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at June 30, 2019	$1,264,918	$(99,948)	$174,931	$1,339,901	$62,592	$1,402,493
Net earnings	—	—	80,861	80,861	3,860	84,721
Total other comprehensive income	—	1,534	—	1,534	—	1,534
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(2,277)	(2,277)
Balance at September 30, 2019	$1,264,918	$(98,414)	$255,660	$1,422,164	$64,175	$1,486,339

Balance at December 31, 2018	$1,264,918	$(110,422)	$242,863	$1,397,359	$64,212	$1,461,571
Net earnings	—	—	13,193	13,193	10,188	23,381
Total other comprehensive income	—	12,008	—	12,008	—	12,008
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Valencia’s transactions with its owner	—	—	—	—	(10,225)	(10,225)
Balance at September 30, 2019	$1,264,918	$(98,414)	$255,660	$1,422,164	$64,175	$1,486,339

Balance at June 30, 2018	$1,264,918	$(106,709)	$299,803	$1,458,012	$65,600	$1,523,612
Net earnings	—	—	77,508	77,508	3,920	81,428
Total other comprehensive income	—	2,188	—	2,188	—	2,188
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,296)	(4,296)
Balance at September 30, 2018	$1,264,918	$(104,521)	$377,179	$1,537,576	$65,224	$1,602,800

Balance at December 31, 2017, as originally reported	$1,264,918	$(97,093)	$254,349	$1,422,174	$66,195	$1,488,369
Cumulative effect adjustment (Note 7)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,264,918	(108,301)	265,557	1,422,174	66,195	1,488,369
Net earnings	—	—	112,018	112,018	11,706	123,724
Total other comprehensive income	—	3,780	—	3,780	—	3,780
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Valencia’s transactions with its owner	—	—	—	—	(12,677)	(12,677)
Balance at September 30, 2018	$1,264,918	$(104,521)	$377,179	$1,537,576	$65,224	$1,602,800

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$106,880	$94,004	$273,492	$258,723
Alternative revenue programs	(4,407)	(2,712)	1,317	2,018
Total Electric Operating Revenues	102,473	91,292	274,809	260,741
Operating Expenses:
Cost of energy	23,821	21,152	71,025	64,256
Administrative and general	9,418	9,781	30,073	29,342
Depreciation and amortization	22,005	17,176	62,722	49,676
Transmission and distribution costs	5,603	6,986	19,004	21,572
Taxes other than income taxes	9,030	8,373	24,226	22,710
Total operating expenses	69,877	63,468	207,050	187,556
Operating income	32,596	27,824	67,759	73,185
Other Income and Deductions:
Other income	2,012	1,300	3,952	4,276
Other (deductions)	(246)	(149)	(869)	(1,209)
Net other income and deductions	1,766	1,151	3,083	3,067
Interest Charges	7,047	8,241	22,408	23,771
Earnings before Income Taxes	27,315	20,734	48,434	52,481
Income Taxes	2,228	4,634	3,982	11,602
Net Earnings	$25,087	$16,100	$44,452	$40,879

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$44,452	$40,879
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	63,654	51,076
Deferred income tax expense (benefit)	(12,286)	(3,259)
Allowance for equity funds used during construction	(1,810)	(1,624)
Other, net	33	184
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(13,512)	(6,283)
Materials and supplies	(633)	(1,423)
Other current assets	(3,870)	759
Other assets	6,444	(9,169)
Accounts payable	848	(4,277)
Accrued interest and taxes	12,000	18,389
Other current liabilities	1,684	6,092
Other liabilities	(289)	2,613
Net cash flows from operating activities	96,715	93,957
Cash Flows From Investing Activities:
Additions to utility plant	(195,054)	(170,785)
Net cash flows from investing activities	(195,054)	(170,785)
Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	(2,500)	17,500
Short-term borrowings (repayments) – affiliate, net	700	4,100
Long-term borrowings	305,000	80,000
Repayment of long-term debt	(172,302)	—
Dividends paid	(30,178)	(25,804)
Debt issuance costs and other, net	(2,381)	(668)
Net cash flows from financing activities	98,339	75,128

Change in Cash and Cash Equivalents	—	(1,700)
Cash and Cash Equivalents at Beginning of Period	—	1,700
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$24,238	$16,338
Income taxes paid (refunded), net	$615	$842

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$7,799	$12,822

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable	35,198	24,196
Unbilled revenues	12,489	9,979
Other receivables	1,981	1,721
Affiliate receivables	—	164
Materials and supplies	5,370	4,737
Regulatory assets	2,899	—
Other current assets	1,825	1,114
Total current assets	59,762	41,911
Other Property and Investments:
Other investments	178	206
Non-utility property, net	5,653	2,240
Total other property and investments	5,831	2,446
Utility Plant:
Plant in service and plant held for future use	1,809,374	1,686,119
Less accumulated depreciation and amortization	513,141	487,734
	1,296,233	1,198,385
Construction work in progress	103,923	51,459
Net utility plant	1,400,156	1,249,844
Deferred Charges and Other Assets:
Regulatory assets	122,266	138,027
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	10,649	—
Other deferred charges	6,737	6,284
Total deferred charges and other assets	366,317	370,976
	$1,832,066	$1,665,177

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$15,000	$17,500
Short-term debt – affiliate	800	100
Current installments of long-term debt	35,000	—
Accounts payable	16,853	23,804
Affiliate payables	4,641	1,210
Accrued interest and taxes	53,881	41,882
Regulatory liabilities	1,318	3,471
Operating lease liabilities	2,862	—
Other current liabilities	3,952	2,861
Total current liabilities	134,307	90,828
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	670,756	575,398
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	133,910	136,238
Regulatory liabilities	183,023	177,458
Asset retirement obligations	915	860
Accrued pension liability and postretirement benefit cost	6,464	7,394
Operating lease liabilities	7,655	—
Other deferred credits	6,669	2,908
Total deferred credits and other liabilities	338,636	324,858
Total liabilities	1,143,699	991,084
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	534,166	534,166
Retained earnings	154,137	139,863
Total common stockholder’s equity	688,367	674,093
	$1,832,066	$1,665,177

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at June 30, 2019	$64	$534,166	$144,417	$678,647
Net earnings	—	—	25,087	25,087
Dividends declared on common stock	—	—	(15,367)	(15,367)
Balance at September 30, 2019	$64	$534,166	$154,137	$688,367

Balance at December 31, 2018	$64	$534,166	$139,863	$674,093
Net earnings	—	—	44,452	44,452
Dividends declared on common stock	—	—	(30,178)	(30,178)
Balance at September 30, 2019	$64	$534,166	$154,137	$688,367

Balance at June 30, 2018	$64	$504,166	$144,518	$648,748
Net earnings	—	—	16,100	16,100
Dividends declared on common stock	—	—	(15,368)	(15,368)
Balance at September 30, 2018	$64	$504,166	$145,250	$649,480

Balance at December 31, 2017	$64	$504,166	$130,175	$634,405
Net earnings	—	—	40,879	40,879
Dividends declared on common stock	—	—	(25,804)	(25,804)
Balance at September 30, 2018	$64	$504,166	$145,250	$649,480

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2019 and December 31, 2018, and the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNM also consolidates Valencia. See Note 6. PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants. The agreements for the jointly-owned plants provide that if an owner were to default on its payment obligations, the non-defaulting owners would be responsible for their proportionate share of the obligations of the defaulting owner. In exchange, the non-defaulting owners would be entitled to their proportionate share of the generating capacity of the defaulting owner. There have been no such payment defaults under any of the agreements for the jointly-owned plants.

PNMR shared services’ expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost and are reflected as general and administrative expenses in the business segments. Other significant intercompany transactions between PNMR, PNM, and TNMP include interest and income tax sharing payments, equity transactions, interconnection billings, and renewable energy purchases. See Note 15. All intercompany transactions and balances have been eliminated.

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.290 per share in July 2019 and $0.265 per share in July 2018, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings. The Board declared dividends on common stock for the third quarter of $0.290 per share

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in September 2019 and $0.265 per share in September 2018, which are reflected as being in the third quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statement of Earnings.

TNMP declared and paid cash dividends on common stock to PNMR of $15.4 million and $30.2 million in the three and nine months ended September 30, 2019 and $15.4 million and $25.8 million in the three and nine months ended September 30, 2018.

Investment in NM Renewable Development, LLC

As discussed in Note 1 of the 2018 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. As of September 30, 2019, NMRD’s renewable energy capacity in operation was 35.1 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the nine months ended September 30, 2019 and 2018, PNMR Development made cash contributions of $29.3 million and $9.0 million to NMRD to be used primarily for its construction activities.

PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Operating revenues	$892	$1,007	$2,720	$2,516
Operating expenses	730	472	2,181	1,478
Net earnings	$162	$535	$539	$1,038

	Financial Position
	September 30,	December 31,
	2019	2018
	(In thousands)
Current assets	$2,243	$2,581
Net property, plant, and equipment	111,056	50,784
Total assets	113,299	53,365
Current liabilities	1,132	237
Owners’ equity	$112,167	$53,128

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

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which changes the way entities recognize impairment of many financial assets, including accounts receivable and investments in certain debt securities, by requiring immediate recognition of estimated credit losses expected to occur over the remaining lives of the assets. In November 2018, the FASB clarified that receivables arising from operating leases are not within the scope of Topic 326 for assets measured at amortized costs. Instead, impairments of receivables arising from operating leases should be accounted for in accordance with Topic 842. In May 2019, the FASB issued

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transition relief by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost. The Company’s trade receivables and PNMR’s guarantees of certain PNMR Development debt arrangements are within the scope of ASU 2016-13. The Company is in the process of analyzing the impacts of the new standard but does not anticipate a significant impact on its reserves for trade receivables or on PNMR’s guarantees of certain PNMR Development debt arrangements. ASU 2016-13 also requires entities to separately measure and realize an impairment for credit losses on available-for-sale debt securities for which carrying value exceeds fair value, unless such securities have been determined to be other than temporarily impaired and the entire decrease in value has been realized as an impairment. As discussed in Note 1 of the 2018 Annual Reports on Form 10-K, PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than carrying value at the end of each quarter. As a result, the Company does not anticipate the new standard will impact its accounting for available-for-sale debt securities. The Company will adopt ASU 2016-13 as of January 1, 2020, its required effective date.

Accounting Standards Update 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 to simplify the annual goodwill impairment assessment process. Currently, the first step of a quantitative impairment test requires an entity to compare the fair value of each reporting unit containing goodwill with its carrying value (including goodwill). If as a result of this analysis, the entity concludes there is an indication of impairment in a reporting unit having goodwill, the entity is required to perform the second step of the impairment analysis, determining the amount of goodwill impairment to be recorded. The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount. This exercise requires the entity to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit. Any remaining fair value would be the implied fair value of goodwill on the testing date. To the extent the recorded amount of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss would be reflected in results of operations. ASU 2017-04 eliminates the second step of the impairment analysis. Accordingly, if the first step of a quantitative goodwill impairment analysis performed after adoption of ASU 2017-04 indicates that the fair value of a reporting unit is less than its carrying value, the goodwill of that reporting unit would be impaired to the extent of that difference. The Company anticipates it will adopt ASU 2017-04 for impairment testing after January 1, 2020, its required effective date.

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

Accounting Standards Update 2018-14 – Compensation – Retirement Benefits – Defined Benefit Plans (Topic 715) Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14 to improve benefit plan sponsors’ disclosures for defined benefit pension and other post-employment benefit plans. ASU 2018-14 removes the requirement to disclose the amounts in other comprehensive income expected to be recognized as benefit cost over the next fiscal year and the requirement to disclose the impact of a one-percentage-point change in the assumed health care cost trend rate; clarifies the disclosure requirements for plans with assets that are less than their projected benefit, or accumulated benefit obligation; and requires significant gains and losses affecting benefit obligations during the period be disclosed. ASU 2018-14 is effective for the Company on December 31, 2020, although early adoption is permitted, and requires retrospective application. As discussed in Note 11 of the Notes to the Consolidated Financial

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statements in the 2018 Annual Reports on Form 10-K and in Note 10, PNM and TNMP maintain qualified defined benefit, other postretirement benefit plans providing medical and dental benefits, and executive retirement programs. The Company is evaluating the requirements of ASU 2018-14 but does not anticipate these changes will have a significant impact on the Company’s defined benefit and other postretirement benefit plan disclosures.

Accounting Standards Update 2018-15 – Intangibles – Goodwill and Other – Internal Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for implementation costs incurred to develop or obtain internal-use software. Under ASU 2018-15, entities are required to capitalize implementation costs for hosting arrangements if those costs meet the capitalization requirements for internal-use software arrangements. ASU 2018-15 requires entities to present cash flows, capitalized costs, and amortization expense in the same financial statement line items as other costs incurred for such hosting arrangements. ASU 2018-15 is effective for the Company on January 1, 2020 and allows entities to apply the new requirements retrospectively or prospectively. The Company is in the process of analyzing the impacts of this new standard.

Accounting Standards Update 2018-18 – Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606

In November 2018, the FASB issued ASU 2018-18 to clarify transactions between collaborative arrangement participants that should be recognized as revenue under Topic 606. ASU 2018-18 is effective for the Company on January 1, 2020 and requires retrospective application. The Company has collaborative arrangements related to its interests in SJGS, Four Corners, PVNGS, and Luna. The Company believes its current accounting practices comply with the requirements of ASU 2018-18 but is in the process of analyzing the impacts of the new standard.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended September 30, 2019
Electric operating revenues	$331,113	$102,473	$—	$433,586
Cost of energy	84,915	23,821	—	108,736
Utility margin	246,198	78,652	—	324,850
Other operating expenses	97,200	24,051	(5,291)	115,960
Depreciation and amortization	40,545	22,005	5,800	68,350
Operating income (loss)	108,453	32,596	(509)	140,540
Interest income	3,515	—	(75)	3,440
Other income (deductions)	770	1,766	(206)	2,330
Interest charges	(18,492)	(7,047)	(4,820)	(30,359)
Segment earnings (loss) before income taxes	94,246	27,315	(5,610)	115,951
Income taxes (benefit)	9,525	2,228	(2,565)	9,188
Segment earnings (loss)	84,721	25,087	(3,045)	106,763
Valencia non-controlling interest	(3,860)	—	—	(3,860)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$80,729	$25,087	$(3,045)	$102,771

Nine Months Ended September 30, 2019
Electric operating revenues	$838,649	$274,809	$—	$1,113,458
Cost of energy	243,120	71,025	—	314,145
Utility margin	595,529	203,784	—	799,313
Other operating expenses	459,180	73,303	(16,589)	515,894
Depreciation and amortization	119,581	62,722	17,468	199,771
Operating income (loss)	16,768	67,759	(879)	83,648
Interest income	10,701	—	(212)	10,489
Other income (deductions)	19,307	3,083	(1,021)	21,369
Interest charges	(55,379)	(22,408)	(13,998)	(91,785)
Segment earnings (loss) before income taxes	(8,603)	48,434	(16,110)	23,721
Income taxes (benefit)	(31,984)	3,982	(4,418)	(32,420)
Segment earnings (loss)	23,381	44,452	(11,692)	56,141
Valencia non-controlling interest	(10,188)	—	—	(10,188)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$12,797	$44,452	$(11,692)	$45,557

At September 30, 2019:
Total Assets	$5,176,831	$1,832,066	$192,035	$7,200,932
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized			Fair Value
	Gains on			Adjustment
	Available-for-	Pension		for Cash
	Sale	Liability		Flow
	Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2018	$1,939	$(112,361)	$(110,422)	$1,738	$(108,684)
Amounts reclassified from AOCI (pre-tax)	(12,563)	5,553	(7,010)	707	(6,303)
Income tax impact of amounts reclassified	3,191	(1,410)	1,781	(179)	1,602
Other OCI changes (pre-tax)	23,106	—	23,106	(3,664)	19,442
Income tax impact of other OCI changes	(5,869)	—	(5,869)	931	(4,938)
Net after-tax change	7,865	4,143	12,008	(2,205)	9,803
Balance at September 30, 2019	$9,804	$(108,218)	$(98,414)	$(467)	$(98,881)

Balance at December 31, 2017, as originally reported	$13,169	$(110,262)	$(97,093)	$1,153	$(95,940)
Cumulative effect adjustment (Note 7)	(11,208)	—	(11,208)	—	(11,208)
Balance at January 1, 2018, as adjusted	1,961	(110,262)	(108,301)	1,153	(107,148)
Amounts reclassified from AOCI (pre-tax)	(3,483)	5,678	2,195	102	2,297
Income tax impact of amounts reclassified	885	(1,442)	(557)	(27)	(584)
Other OCI changes (pre-tax)	2,872	—	2,872	2,431	5,303
Income tax impact of other OCI changes	(730)	—	(730)	(618)	(1,348)
Net after-tax change	(456)	4,236	3,780	1,888	5,668
Balance at September 30, 2018	$1,505	$(106,026)	$(104,521)	$3,041	$(101,480)

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. PNMR’s potentially dilutive shares consist of stock options and restricted stock. See Note 8. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$102,771	$87,521	$45,557	$140,719
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	294	215	265	210
Average Shares – Basic	79,948	79,869	79,919	79,864
Dilutive Effect of Common Stock Equivalents:
Stock options and restricted stock	53	111	61	126
Average Shares – Diluted	80,001	79,980	79,980	79,990
Net Earnings Per Share of Common Stock:
Basic	$1.29	$1.10	$0.57	$1.76
Diluted	$1.28	$1.09	$0.57	$1.76

(5)	Electric Operating Revenues

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

	PNM	TNMP	PNMR Consolidated
Three Months Ended September 30, 2019	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$137,741	$50,718	$188,459
Commercial	121,702	31,042	152,744
Industrial	20,946	5,415	26,361
Public authority	6,140	1,440	7,580
Economy energy service	5,731	—	5,731
Transmission	16,068	17,384	33,452
Miscellaneous	3,465	881	4,346
Total revenues from contracts with customers	311,793	106,880	418,673
Alternative revenue programs	(2,372)	(4,407)	(6,779)
Other electric operating revenues	21,692	—	21,692
Total Electric Operating Revenues	$331,113	$102,473	$433,586

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	PNMR Consolidated
Nine Months Ended September 30, 2019	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$331,371	$114,791	$446,162
Commercial	305,903	86,529	392,432
Industrial	51,022	16,326	67,348
Public authority	15,447	4,204	19,651
Economy energy service	18,677	—	18,677
Transmission	43,794	48,972	92,766
Miscellaneous	9,581	2,670	12,251
Total revenues from contracts with customers	775,795	273,492	1,049,287
Alternative revenue programs	(1,617)	1,317	(300)
Other electric operating revenues	64,471	—	64,471
Total Electric Operating Revenues	$838,649	$274,809	$1,113,458

Three Months Ended September 30, 2018
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

Nine Months Ended September 30, 2018
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed to the customer or end-user, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for uncollectible accounts, includes $76.7 million at September 30, 2019 and $61.7 million at December 31, 2018 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company has no contract assets as of September 30, 2019 or December 31, 2018. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its Open Access Transmission Tariff, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period the capacity rights have been reserved, which is generally over one year. PNM and TNMP also receive payments in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one year. Deferred revenues on these arrangements are recorded as contract liabilities. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

Changes during the period in the balances of contract liabilities, which are included in other current liabilities on the Condensed Consolidated Balance Sheets, are as follows:

	PNM	TNMP	PNMR Consolidated
	(In thousands)
Balance at December 31, 2018	$349	$—	$349
Consideration received in advance of service to be provided	4,384	1,518	5,902
Deferred revenue earned	(3,369)	(1,147)	(4,516)
Balance at September 30, 2019	$1,364	$371	$1,735

(6)	Variable Interest Entities

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and nine months ended September 30, 2019, PNM paid $5.0 million and $14.9 million for fixed charges and $0.4 million and $0.7 million for variable charges. For the three and nine months ended September 30, 2018, PNM paid $4.9 million and $14.7 million for fixed charges and $0.5 million and $1.4 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Operating revenues	$5,409	$5,368	$15,538	$16,047
Operating expenses	1,549	1,448	5,350	4,341
Earnings attributable to non-controlling interest	$3,860	$3,920	$10,188	$11,706

	Financial Position
	September 30,	December 31,
	2019	2018
	(In thousands)
Current assets	$5,789	$2,684
Net property, plant, and equipment	59,292	62,066
Total assets	65,081	64,750
Current liabilities	906	538
Owners’ equity – non-controlling interest	$64,175	$64,212

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

On October 9, 2018, Westmoreland filed a Current Report on Form 8-K with the SEC announcing it had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 15, 2019, Westmoreland emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, the assets of SJCC were sold to Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of WSJ including obligations to PNM under the SJGS CSA and to PNMR under a letter of credit support agreement. See Note 11.

PNMR issued $30.3 million in letters of credit to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. As discussed above, WSJ LLC assumed the rights and obligations of SJCC, including obligations to PNMR for the letters of credit. The letters of credit support results in PNMR being considered to have a variable interest in WSJ LLC since PNMR is subject to possible loss in the event performance by PNMR is required under the letters of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

credit support. PNMR considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that WSJ LLC performs the required reclamation of the mine site in accordance with applicable regulations and all reclamation costs are reimbursable under the SJGS CSA. Also, much of the mine reclamation activities will not be performed until after the expiration of the SJGS CSA. In addition, each of the SJGS participants have established and fund trusts to meet future reclamation obligations.

WSJ LLC is considered to be a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA, which was assumed by WSJ LLC pursuant to the March 15, 2019 purchase of the assets owned by SJCC by WSJ LLC, is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letter of credit support constitute PNMR’s maximum exposure to loss from the VIE at September 30, 2019.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the nine months ended September 30, 2019 and the year ended December 31, 2018, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	September 30, 2019	December 31, 2018
	(In thousands)
Other current assets	$1,157	$1,083
Other deferred charges	1,770	2,511
	2,927	3,594
Other current liabilities	(1,097)	(1,177)
Other deferred credits	(1,770)	(2,511)
	(2,867)	(3,688)
Net	$60	$(94)
Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the above table are equal amounts of assets and liabilities aggregating $2.9 million at September 30, 2019 and $3.6 million at December 31, 2018 resulting from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery. Other amounts that could be offset under master netting agreements were immaterial.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2019 and December 31, 2018, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at September 30, 2019 and December 31, 2018, amounts posted as cash collateral under margin arrangements were $0.5 million and $1.0 million. At September 30, 2019 and December 31, 2018, obligations to return cash collateral were $0.9 million and $1.0 million. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. There was $0.1 million hedged under this plan as of September 30, 2019 and no amounts were hedged under this plan as of December 31, 2018.

The effects of mark-to-market commodity derivative instruments on PNM’s revenues and cost of energy during the three and nine months ended September 30, 2019 and 2018 were less than $0.1 million. Commodity derivatives had no impact on OCI for the periods presented.

Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
September 30, 2019	100,000	(11,200)
December 31, 2018	100,000	—
PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At September 30, 2019 and December 31, 2018, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At September 30, 2019 and December 31, 2018, the fair value of investment securities included $322.2 million and $287.1 million for the NDT and $46.8 million and $41.1 million for the mine reclamation trusts.

As discussed in Note 9 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, on January 1, 2018 the Company adopted Accounting Standards Update 2016-01 – Financial Instruments (Subtopic 825-10). Accordingly, on January 1, 2018 PNM recorded an after-tax cumulative effect adjustment of $11.2 million to reclassify unrealized holding gains on equity securities held in the NDT and coal mine reclamation trusts from AOCI to retained earnings on the Condensed Consolidated Balance Sheets. After January 1, 2018, all gains and losses resulting from sales and changes in the fair value of equity securities are recognized in earnings. Under ASU 2016-01, the accounting for available-for-sale debt securities remains essentially unchanged. See discussion of New Accounting Pronouncements in Note 1 regarding ASU 2016-13.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Equity securities:
Net gains from equity securities sold	$514	$113	$4,675	$5,443
Net gains from equity securities still held	1,011	2,943	10,916	2,636
Total net gains on equity securities	1,525	3,056	15,591	8,079
Available-for-sale debt securities:
Net gains (losses) on debt securities	161	(593)	4,708	(6,998)
Net gains on investment securities	$1,686	$2,463	$20,299	$1,081

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $0.2 million and $2.8 million for the three and nine months ended September 30, 2019 and $(0.8) million and $(4.6) million for the three and nine months ended September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Proceeds from sales	$141,371	$117,801	$375,382	$911,899
Gross realized gains	$6,510	$3,460	$21,605	$17,030
Gross realized (losses)	$(6,026)	$(3,149)	$(14,998)	$(14,018)

The Company has no available-for-sale debt securities for which carrying value exceeds fair value. There are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings.
At September 30, 2019, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$28,015
After 1 year through 5 years	79,195
After 5 years through 10 years	65,492
After 10 years through 15 years	13,960
After 15 years through 20 years	9,598
After 20 years	39,894
$236,154

Fair Value Disclosures

The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company records any

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains
	(In thousands)
September 30, 2019
Cash and cash equivalents	$1,455	$1,455	$—	$—
Equity securities:
Corporate stocks, common	58,820	58,820	—	—
Corporate stocks, preferred	8,877	2,014	6,863	—
Mutual funds and other	63,711	63,694	17	—
Available-for-sale debt securities:
U.S. Government	40,959	15,458	25,501	—	$832
International Government	12,975	—	12,975	—	819
Municipals	44,706	—	44,706	—	1,896
Corporate and other	137,514	946	133,772	2,796	9,591
	$369,017	$142,387	$223,834	$2,796	$13,138

Commodity derivative assets	$2,927	$—	$2,927	$—
Commodity derivative liabilities	(2,867)	—	(2,867)	—
Net	$60	$—	$60	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains
	(In thousands)
December 31, 2018
Cash and cash equivalents	$11,472	$11,472	$—	$—
Equity securities:
Corporate stocks, common	32,997	32,997	—	—
Corporate stocks, preferred	7,258	1,654	5,604	—
Mutual funds and other	70,777	70,777	—	—
Available-for-sale debt securities:
U.S. Government	29,503	18,662	10,841	—	$1,098
International Government	8,435	—	8,435	—	90
Municipals	53,642	—	53,642	—	489
Corporate and other	114,158	588	111,414	2,156	923
	$328,242	$136,150	$189,936	$2,156	$2,600

Commodity derivative assets	$3,594	$—	$3,594	$—
Commodity derivative liabilities	(3,688)	—	(3,688)	—
Net	$(94)	$—	$(94)	$—

A reconciliation of the changes in Level 3 fair value measurements is as follows:

Corporate Debt
(In thousands)
Balance at December 31, 2018	$2,156
Actual return on assets sold during the period	(54)
Actual return on assets still held at period end	41
Purchases	2,090
Sales	(1,437)
Balance at September 30, 2019	$2,796

Balance at December 31, 2017	$—
Actual return on assets sold during the period	(6)
Actual return on assets still held at period end	16
Purchases	5,234
Sales	(2,190)
Balance at September 30, 2018	$3,054

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of long-term debt, which is not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2019	(In thousands)
PNMR	$2,852,229	$3,030,720	$—	$3,030,720	$—
PNM	$1,707,637	$1,787,761	$—	$1,787,761	$—
TNMP	$705,756	$799,425	$—	$799,425	$—

December 31, 2018
PNMR	$2,670,111	$2,703,810	$—	$2,703,810	$—
PNM	$1,656,490	$1,668,736	$—	$1,668,736	$—
TNMP	$575,398	$597,236	$—	$597,236	$—

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

(8)	Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. The Company has not issued stock options since 2010 and all employee stock options expire in February 2020. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized to compensation expense over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2019, PNMR had unrecognized expense related to stock awards of $4.7 million, which is expected to be recognized over an average of 1.59 years.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the nine months ended September 30, 2019:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2018	166,651	$32.93	81,000	$11.94
Granted	134,573	37.92	—	—
Exercised	(137,601)	31.44	(79,000)	11.93
Forfeited	(1,681)	39.61	—	—
Expired	—	—	—	—
Outstanding at September 30, 2019	161,942	$38.21	2,000	$12.22

PNMR’s stock-based compensation program provides for performance and market targets through 2021. In February 2019, the Board approved amendments to exclude certain impacts of the Tax Act on performance metrics for the performance periods ending in 2018 and 2019. These amendments did not impact the Company’s calculation of grant date fair values under the plans. However, at the time these amendments were made, the achievement levels for the performance period ending in 2018 increased from below “threshold” to below “target” level and anticipated achievement for the performance period ending in 2019 from below “target” to the “maximum” level. Included as granted and exercised in the table above are 47,279 previously awarded shares that were earned for the 2016 through 2018 performance measurement period and ratified by the Board in February 2019 (based upon achieving market targets at below “threshold” levels, weighted at 40%, and performance targets at above “target” levels, together weighted at 60%). Excluded from the table above are maximums of 130,302, 146,941, and 135,678 shares for the three-year performance periods ending in 2019, 2020, and 2021 that would be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2019, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was $0.1 million with a weighted-average remaining contract life of 0.4 years. At September 30, 2019, no outstanding stock options had an exercise price greater than the closing price of PNMR common stock on that date.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Nine Months Ended September 30,
Restricted Stock	2019	2018
Weighted-average grant date fair value	$37.92	$29.65
Total fair value of restricted shares that vested (in thousands)	$6,227	$8,493

Stock Options
Total intrinsic value of options exercised (in thousands)	$2,617	$3,016

(9)	Financing

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

Financing Activities

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC was required to post in connection with permits relating to the operation of the San Juan mine. On March 15, 2019, WSJ LLC acquired the assets of SJCC following the bankruptcy of Westmoreland. WSJ LLC assumed the obligations to PNMR under the letters of credit support. See Note 11.

On April 9, 2018, PNMR Development deposited $68.2 million with PNM related to potential transmission network interconnections, which was classified as a cash inflow from financing activities on PNM’s Condensed Consolidated Statements of Cash Flows in the nine months ended September 30, 2018. PNM used the deposit to repay intercompany borrowings. PNM is required to pay interest to PNMR Development to the extent work under the interconnections has not been performed. During the three and nine months ended September 30, 2019, PNM recognized $1.0 million and $2.9 million of interest expense under the agreement. During the three and nine months ended September 30, 2018, PNM recognized $0.8 million and $1.5 million of interest expense under the agreement. At September 30, 2019, PNM’s remaining obligation under the interconnection agreement with PNMR Development of $68.2 million, excluding unpaid interest, is reflected in other current liabilities on PNM’s Condensed Consolidated Balance Sheets. As required by GAAP, all intercompany transactions related to this deposit have been eliminated on PNMR’s Condensed Consolidated Financial Statements.

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
		$305.0

At September 30, 2019, variable interest rates were 2.85% on the $50.0 million PNMR 2018 Two-Year Term Loan, which matures in December 2020, 2.70% on the $250.0 million PNM 2019 Term Loan, which matures in July 2020, 2.74% on the $35.0 million TNMP 2018 Term Loan, which matures in July 2020, and 2.84% on the $90.0 million PNMR Development Term Loan, which matures in November 2020.

See discussion of PNM’s SJGS Abandonment Application in Note 12, which includes a request to issue approximately $361 million of energy transition bonds, as provided by the ETA, upon the proposed retirement of SJGS in 2022.

Short-term Debt and Liquidity

The PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. Both facilities currently expire in October 2023 but contain options to be extended through October 2024, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds and matures on September 23, 2022.

On February 22, 2019, PNMR Development amended its $24.5 million revolving credit facility to increase the capacity to $25.0 million. On July 22, 2019, the PNMR Development Revolving Credit Facility was amended to increase the capacity to $40.0 million with the option to further increase the capacity to $50.0 million upon 15-days advance notice. The PNMR Development Revolving Credit Facility bears interest at a variable rate, contains terms similar to the PNMR Revolving Credit Facility, and expires on February 24, 2020. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-term debt outstanding consisted of:

	September 30,	December 31,
Short-term Debt	2019	2018
	(In thousands)
PNM:
PNM Revolving Credit Facility	$—	$32,400
PNM 2017 New Mexico Credit Facility	—	10,000
	—	42,400
TNMP Revolving Credit Facility	15,000	17,500
PNMR:
PNMR Revolving Credit Facility	85,700	20,000
PNMR 2018 One-Year Term Loan	150,000	150,000
PNMR Development Revolving Credit Facility	38,900	6,000
	$289,600	$235,900

At September 30, 2019, the weighted average interest rate was 3.29% for the PNMR Revolving Credit Facility, 2.81% for the PNMR 2018 One-Year Term Loan, 2.77% for the TNMP Revolving Credit Facility, and 3.05% for the PNMR Development Revolving Credit Facility.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $4.7 million, $2.5 million, and $0.1 million at September 30, 2019 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of September 30, 2019, and December 31, 2018, TNMP had $0.8 million and $0.1 million of intercompany borrowings from PNMR, PNM had zero and $19.8 million of intercompany borrowings from PNMR, and PNMR Development had $0.1 million and $0.5 million of intercompany borrowings from PNMR.

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR for three separate tranches, each of $50.0 million, of its variable rate debt. These hedge agreements are accounted for as cash flow hedges and had fair values of $0.6 million at September 30, 2019 that are included in other current liabilities on the Condensed Consolidated Balance Sheets. At December 31, 2018, the hedge agreements had fair values aggregating $1.0 million that are included in other current assets on the Condensed Consolidated Balance Sheets. As discussed in Note 3, changes in the fair value of the cash flow hedges are deferred in AOCI and amounts reclassified to the Condensed Consolidated Statement of Earnings are recorded in interest charges. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement. On January 1, 2019, the Company adopted Accounting Standards Update 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Adoption of the updated standard did not have a significant impact on these cash flow hedges.

At October 25, 2019, PNMR, PNM, TNMP, and PNMR Development had availability of $215.9 million, $397.5 million, $59.6 million, and $1.1 million under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM had $40.0 million of availability under the PNM 2017 New Mexico Credit Facility. Total availability at October 25, 2019, on a consolidated basis, was $714.1 million for PNMR. As of October 25, 2019, PNM and TNMP had no borrowings from PNMR under their intercompany loan agreements. As of October 25, 2019, PNMR Development had $0.1 million of intercompany borrowings from PNMR. At October 25, 2019, PNMR, PNM, and TNMP had invested cash of $0.9 million, $20.5 million, and zero.

The Company’s debt arrangements have various maturities and expiration dates. The $150.0 million PNMR 2018 One-Year Term Loan will mature in December 2019. PNM has $100.3 million of long-term debt that must be repriced by June 2020 and the $250.0 million PNM 2019 Term Loan matures in July 2020. In addition, the $35.0 million TNMP 2018 Term Loan matures in July 2020 and the $90.0 million PNMR Development Term Loan matures in November 2020. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.

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

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2019	2018	2019	2018	2019	2018
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$13	$21	$—	$—
Interest cost	6,294	6,068	829	860	163	155
Expected return on plan assets	(8,527)	(8,672)	(1,320)	(1,353)	—	—
Amortization of net (gain) loss	3,880	4,087	169	588	79	90
Amortization of prior service cost	(241)	(241)	(99)	(416)	—	—
Net Periodic Benefit Cost (Income)	$1,406	$1,242	$(408)	$(300)	$242	$245

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2019	2018	2019	2018	2019	2018
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$39	$62	$—	$—
Interest cost	18,881	18,203	2,487	2,579	487	467
Expected return on plan assets	(25,577)	(26,014)	(3,956)	(4,061)	—	—
Amortization of net (gain) loss	11,639	12,261	507	1,765	237	269
Amortization of prior service cost	(724)	(724)	(297)	(1,248)	—	—
Net Periodic Benefit Cost (Income)	$4,219	$3,726	$(1,220)	$(903)	$724	$736

PNM did not make any contributions to its pension plan trust in the nine months ended September 30, 2019 and 2018 and does not anticipate making any contributions to the pension plan in 2019-2021, but expects to contribute $23.0 million in 2022 and $27.4 million in 2023, based on current law, funding requirements, and estimates of portfolio performance. The funding assumptions were developed using a discount rate of 3.5%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. Disbursements attributable to the OPEB trust, a portion of which are funded by PNM and considered to be contributions to the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OPEB plan, were $0.9 million and $2.4 million in the three and nine months ended September 30, 2019. PNM made no cash contributions to the OPEB trust in the three and nine months ended September 30, 2018, however, PNM funded disbursements attributable to a portion of the OPEB trust of $0.9 million and $1.5 million. Although PNM does not expect to make any cash contributions to the OPEB trust in 2019-2023, disbursements attributable to the OPEB plan that are expected to be funded by PNM are estimated to be $3.7 million in 2019 and $13.7 million for 2020-2023. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $1.1 million in the three and nine months ended September 30, 2019 and $0.4 million and $1.3 million in the three and nine months ended September 30, 2018 and are expected to total $1.5 million during 2019 and $5.6 million for 2020-2023.

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2019	2018	2019	2018	2019	2018
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$12	$33	$—	$—
Interest cost	672	656	113	119	7	7
Expected return on plan assets	(967)	(991)	(129)	(135)	—	—
Amortization of net (gain) loss	235	272	(111)	(56)	4	4
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(60)	$(63)	$(115)	$(39)	$11	$11

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2019	2018	2019	2018	2019	2018
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$39	$100	$—	$—
Interest cost	2,015	1,968	338	358	24	22
Expected return on plan assets	(2,901)	(2,972)	(387)	(406)	—	—
Amortization of net (gain) loss	706	816	(332)	(170)	11	11
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(180)	$(188)	$(342)	$(118)	$35	$33

TNMP did not make any contributions to its pension plan trust in the nine months ended September 30, 2019 and 2018 and does not anticipate making any contributions in 2019-2021, but expects to contribute $1.0 million in 2022 and $3.7 million in 2023, based on current law, funding requirements, and estimates of portfolio performance. The funding assumptions were developed using a discount rate of 3.5%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made no contributions to the OPEB trust in the three and nine months ended September 30, 2019 and zero and $0.3 million in the three and nine months ended September 30, 2018. TNMP does not expect to make contributions to the OPEB trust during the period 2019-2023. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and nine months ended September 30, 2019 and 2018 and are expected to total $0.1 million during 2019 and $0.3 million in 2020-2023.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	Commitments and Contingencies

Overview
There are various claims and lawsuits pending against the Company. In addition, the Company is subject to federal, state, and local environmental laws and regulations and periodically participates in the investigation and remediation of various sites. In addition, the Company periodically enters into financial commitments in connection with its business operations. Also, the Company is involved in various legal and regulatory proceedings in the normal course of its business. See Note 12. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal and regulatory proceedings on its financial position, results of operations, or cash flows.
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

PNM estimates that it will incur approximately $57.7 million (in 2016 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At September 30, 2019 and December 31, 2018, PNM had a liability for interim storage costs of $12.6 million and $12.4 million, which is included in other deferred credits.

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

The Energy Transition Act

On March 22, 2019, the Governor signed into New Mexico state law Senate Bill 489, known as the Energy Transition Act (“ETA”). The ETA became effective as of June 14, 2019 and sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to review and approve utilities’ annual renewable portfolio plans to ensure compliance with the RPS. The ETA also directs the New Mexico Environmental Improvement Board to adopt standards of performance that limit CO2 emissions to no more than 1,100 lbs. per MWh beginning January 1, 2023 for new or existing coal-fired EGUs with original installed capacities exceeding 300 MW.

The ETA provides for a transition from fossil-fuel generation resources to renewable and other carbon-free resources through certain provisions relating to the abandonment of coal-fired generating facilities. These provisions include the use of “energy transition bonds,” which are designed to be highly rated bonds that can be issued to finance certain costs of abandoning coal-fired facilities that are retired prior to January 1, 2023 for facilities operated by a “qualifying utility,” or prior to January 1, 2032 for facilities that are not operated by the qualifying utility. The amount of energy transition bonds that can be issued to recover abandonment costs is limited to the lesser of $375.0 million or 150% of the undepreciated investment of the facility as of the abandonment date. Proceeds provided by energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “financing costs” (as defined by the ETA). These costs may include plant decommissioning and coal mine reclamation costs provided those costs have not previously been recovered from customers or disallowed by the NMPRC or by a court order. See Note 12 for a discussion of the NM Supreme Court’s decision to affirm the NMPRC’s disallowance of certain costs, including the cost of BDT at SJGS, in PNM’s NM 2015 Rate Case. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. Energy transition bonds must be issued under a NMPRC approved financing order, are secured by “energy transition property,” are non-recourse to the issuing utility, and must be repaid by a non-bypassable charge paid by all customers of the issuing utility. These customer charges are subject to an adjustment mechanism designed to provide for timely and complete payment of principal and interest due under the energy transition bonds.

The ETA also provides that utilities must obtain NMPRC approval of competitively procured replacement resources that shall be evaluated based on their cost, economic development opportunity, and ability to provide jobs with comparable pay and benefits to those lost upon retirement of the facility. In determining whether to approve replacement resources, the NMPRC must give preference to resources with the least environmental impacts, those with higher ratios of capital costs to fuel costs, and those located in the school district of the abandoned facility able to reduce the cost of reclamation and use for lands previously mined within the county of the EGU to be abandoned. The ETA also provides for the procurement of energy storage facilities and gives utilities discretion to maintain, control, and operate these systems to ensure reliable and efficient service.

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

On December 20, 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. On August 20, 2019, EPA finalized the draft guidance that was released in 2017 as a companion to the regional haze rule revisions. The final guidance differs from the draft in several ways. For example, the final guidance recognizes that sources already subject to BART may not need to be re-evaluated under the full four-factor analysis whereas the draft guidance encouraged states to evaluate all sources regardless of whether they were previously subject to BART. In addition, the final guidance recognizes that states may consider both visibility benefits and the cost of different control options when applying the four-factor analysis whereas the draft guidance recommended states require any control measures identified to be reasonable after considering the four-factor analysis alone. SIPs for the second compliance period are due in July 2021. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not require a regional haze four-factor analysis for SJGS provided PNM is still planning to retire its share of SJGS in 2022. PNM is continuing to evaluate the potential impacts of these matters.

SJGS

December 2018 Compliance Filing – As discussed in Note 16 of the Notes to the Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, in December 2015 PNM received NMPRC approval for a plan to comply with EPA’s regional haze rule at SJGS. Among other things, the NMPRC’s December 2015 order required that, no later than December 31, 2018, PNM make a filing with the NMRPC to determine the extent to which SJGS should continue serving PNM’s customers’ needs after June 30, 2022 (the “December 2018 Compliance Filing”). The December 2018 Compliance Filing was required to be made before PNM entered into a binding commitment for post-2022 coal supply but after PNM received firm pricing and other terms for the supply of coal at SJGS, unless PNM did not intend to pursue an agreement for post-2022 coal supply at SJGS. The NMPRC’s December 2015 order also indicated that, if SJGS Unit 4 is abandoned with undepreciated investment on PNM’s books, PNM is prohibited from recovering the undepreciated investment of its 132 MW interest and required that PNM’s 65 MW interest in SJGS Unit 4 be treated as excluded merchant plant. PNM is currently depreciating virtually all of its investments in SJGS through 2053, which reflects the period of time over which the NMPRC has authorized PNM to recover its investment in SJGS from New Mexico retail customers.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM submitted the December 2018 Compliance Filing to the NMPRC on December 31, 2018 indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS after the current SJGS CSA expires in mid-2022. The December 2018 Compliance Filing also indicated that, pursuant to the terms of the agreements governing SJGS, all of the SJGS owners except for Farmington provided written notice that they do not intend to extend the SJGS operating agreements beyond their June 30, 2022 expiration dates, and that PNM has provided written notice to SJCC that PNM does not intend to extend the SJGS CSA beyond June 30, 2022. On January 30, 2019, the NMPRC issued an order initiating a proceeding and requiring PNM to submit an application for the abandonment of PNM’s share of SJGS by March 1, 2019. PNM filed a motion requesting the NMPRC vacate the January 30, 2019 order, which was deemed denied. On February 27, 2019, PNM filed a petition with the NM Supreme Court stating that the requirements of the January 30, 2019 order exceed the NMPRC’s authority by, among other things, mandating PNM to make a filing that is legally voluntary, and that the order is contrary to NMPRC precedent which requires abandonment applications to also include identified replacement resources and other information that would not be available to PNM by March 1, 2019. On March 1, 2019, the NM Supreme Court granted a temporary stay of the NMPRC’s order. Various parties intervened in the petition. On June 26, 2019, the NM Supreme Court lifted the stay, denied PNM’s petition without discussion, and vacated oral arguments that had been scheduled for July 9, 2019. On July 1, 2019, PNM filed its SJGS Abandonment Application. See Note 12.

GAAP requires that long-lived assets be tested for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. As of December 31, 2018, PNM evaluated the events surrounding its future participation in SJGS and determined that it is more likely than not that PNM’s share of SJGS will be retired in 2022. As a result, PNM performed an impairment analysis that assumed SJGS would not continue to operate through 2053, as previously approved by the NMPRC. PNM’s impairment analysis indicated that, pursuant to the NMPRC’s December 2015 order, PNM’s undepreciated 132 MW interest in SJGS Unit 4 at June 30, 2022 will not be recovered from customers; that the estimated future cash flows expected to result from the operation of SJGS Unit 4 through June 30, 2022 are not sufficient to provide for recovery of PNM’s 65 MW merchant interest in the facility; and that it is unlikely PNM will be able to sell or transfer its interests in SJGS to third parties at amounts sufficient to provide for their recovery. As a result, as of December 31, 2018, PNM recorded a pre-tax impairment of its investment in SJGS of approximately $35.0 million, which is reflected as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings in the 2018 Annual Reports on Form 10-K. This amount includes the entire $11.9 million carrying value of PNM’s 65 MW interest in SJGS Unit 4 as of December 31, 2018 and $23.1 million of estimated undepreciated investments in PNM’s 132 MW jurisdictional interest as of June 30, 2022 that will not be recovered from customers. As of September 30, 2019, and December 31, 2018, the net book value of PNM’s investments in SJGS after considering the impairments discussed above is $345.5 million and $373.6 million. See additional discussion below regarding the increase in PNM’s estimated liability for coal mine reclamation.

NEE Complaint – On March 31, 2016, NEE filed a complaint with the NMPRC alleging that PNM failed to comply with its discovery obligation in the case authorizing the shutdown of SJGS Units 2 and 3 and requesting the NMPRC investigate whether financing provided by NM Capital to the former owner of SJCC (the “Westmoreland Loan”) could adversely affect PNM’s ability to provide electric service to its retail customers. On January 31, 2018, NEE filed a motion asking the NMPRC to investigate whether PNM’s relationship with the former owner of SJCC could be harmful to PNM’s customers. On May 23, 2018, PNM filed its response to the NMPRC staff’s comments noting that the Westmoreland Loan was paid in full on May 22, 2018. On October 11, 2018, PNM notified the NMPRC that the former owner of SJCC, Westmoreland, had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. As discussed in Note 6, on March 15, 2019, Westmoreland announced that it had emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, all the assets of SJCC were sold to WSJ LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of Westmoreland including obligations to PNM under the SJGS CSA. The NMPRC has taken no further action on NEE’s complaints. PNM is not able to predict the potential outcome of this matter but does not anticipate the NMPRC will take any further action.

Four Corners

Four Corners Federal Agency Lawsuit – On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the United States District Court for the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine. The lawsuit alleges that these federal agencies violated

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  The court granted an APS motion to intervene in the litigation. On September 15, 2016, NTEC, the current owner of the mine providing coal to Four Corners, filed a motion to intervene for the limited purpose of seeking dismissal of the lawsuit based on NTEC’s tribal sovereign immunity. On September 11, 2017, the court granted NTEC’s motion and dismissed the case with prejudice, terminating the proceedings. The environmental group plaintiffs filed a Notice of Appeal of the dismissal in the United States Court of Appeals for the Ninth Circuit on November 9, 2017, and the court granted their subsequent motion to expedite the appeal. Oral arguments for the appeal were held on March 7, 2019. On July 29, 2019, the Ninth Circuit issued a decision affirming the District Court’s dismissal of the case. On September 12, 2019, the environmental groups filed a motion for reconsideration. PNM cannot predict the outcome of this matter.

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

Multiple states, utilities, and trade groups filed petitions for review in the DC Circuit to challenge both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources. Numerous parties also simultaneously filed motions to stay the Clean Power Plan during the litigation. On January 21, 2016, the DC Circuit denied petitions to stay the Clean Power Plan, but 29 states and state agencies successfully petitioned the US Supreme Court for a stay, which was granted on February 9, 2016. The decision meant that the Clean Power Plan was not in effect and neither states nor sources were obliged to comply with its requirements. With the US Supreme Court stay in place, the DC Circuit heard oral arguments on the merits of the Clean Power Plan on September 27, 2016 in front of a ten judge en banc panel. However, before the DC Circuit could issue an opinion, the Trump Administration asked that the case be held in abeyance while the rule was being re-evaluated, which was granted.

On March 28, 2017, President Trump issued an Executive Order on Energy Independence. The order put forth two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order directed the EPA Administrator to review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Clean Power Plan, (2) the New Source Performance Standards (“NSPS”) for GHG from new, reconstructed, or modified electric generating units, (3) the Proposed Clean Power Plan Model Trading Rules, and (4) the Legal Memorandum supporting the Clean Power Plan. In response to the Executive Order, EPA filed a petition with the DC Circuit requesting the cases challenging the Clean Power Plan be held in abeyance until after the conclusion of EPA’s review and any subsequent rulemaking, which was granted. In addition, the DC Circuit issued a similar order in connection with a motion filed by EPA to hold cases challenging the NSPS in abeyance. On September 17, 2019, the DC Circuit issued an order that granted motions by various petitioners, including industry groups and EPA, to dismiss the cases challenging the Clean Power Plan as moot due to EPA’s issuance of the Affordable Clean Energy rule, which repeals the Clean Power Plan.

EPA’s efforts to replace the Clean Power Plan with the Affordable Clean Energy rule began on October 10, 2017, when EPA issued a NOPR proposing to repeal the Clean Power Plan and filed its status report with the court requesting the case be held in abeyance until the completion of the rulemaking on the proposed repeal. The NOPR proposed a legal interpretation concluding that the Clean Power Plan exceeded EPA’s statutory authority. On August 31, 2018, EPA published a proposed rule, informally known as the Affordable Clean Energy rule, to replace the Clean Power Plan. On June 19, 2019, EPA released the final version of the Affordable Clean Energy rule. EPA takes three actions in the final rule: (1) finalizes the repeal of the Clean Power Plan; (2) finalizes the Affordable Clean Energy rule; and (3) revises the implementing regulations for all emission guidelines issued under Clean Air Act Section 111(d), which among other things, extends the timing of state plans. The final rule is very similar to the August 2018 proposed rule. EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. The final rule requires states to submit a plan to EPA by July 8, 2022 and then EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

federal plan. The Affordable Clean Energy rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after the planned shutdown of SJGS in 2022 (subject to NMPRC approval).

Since the Navajo Nation does not have primacy over its air quality program, EPA would be the regulatory authority responsible for implementing the Affordable Clean Energy rule on the Navajo Nation. PNM is currently reviewing the requirements of the Affordable Clean Energy rule and is unable to predict the potential financial or operational impacts on Four Corners.

While corresponding NSR reform regulations were proposed as part of the proposed Affordable Clean Energy rule, the final rule did not include such reform measures. EPA has indicated that it plans to finalize the proposed NSR reform in 2020. Unrelated to the Affordable Clean Energy Rule, EPA issued a proposed rule on August 1, 2019 to clarify one aspect of the pre-construction review process for evaluating whether the NSR permitting program would apply to a proposed project at an existing source of emissions. The proposed rule clarifies that both emissions increases and decreases resulting from a project are to be considered in determining whether the proposed project will result in an increase in air emissions.
On December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the Carbon Pollution Standards rule published in October 2015 for new, reconstructed, or modified coal-fired EGUs. The proposed rule would revise the standards for new coal-fired EGUs based on the revised BSER as the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units), instead of partial carbon capture and sequestration. As a result, the proposed rule contains less stringent CO2 emission performance standards for new units. EPA has also proposed revisions to the standards for reconstructed and modified fossil-fueled power plants to align with the proposed standards for new units. EPA is not proposing any changes nor reopening the standards of performance for newly constructed or reconstructed stationary combustion turbines. Comments on the proposal were due on March 18, 2019 and a final rule is expected in late 2019.
PNM’s review of the GHG emission reductions standards under the Affordable Clean Energy rule and the revised proposed Carbon Pollution Standards rule is ongoing. The Affordable Clean Energy rule has been challenged by several parties and may be impacted by further litigation. As discussed above, SJGS may also be required to comply with additional CO2 emissions restrictions issued by the New Mexico Environmental Improvement Board pursuant to the recently enacted ETA. PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance, if any.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 11, 2015, EPA released the Data Requirements Rule for SO2, telling states how to model or monitor to determine attainment or nonattainment with the new 1-hour SO2 NAAQS.  On June 3, 2016, NMED notified PNM that air quality modeling results indicated that SJGS was in compliance with the standard. In January 2017, NMED submitted its formal modeling report regarding attainment status to EPA. The modeling indicated that no area in New Mexico exceeds the 1-hour SO2 standard. NMED submitted the first annual report for SJGS as required by the Data Requirements Rule in June 2018. That report recommended that no further modeling was warranted due to decreased SO2 emissions. NMED submitted the second annual modeling report to EPA in July 2019. That report retained the recommendation that no further modeling is needed at this time and is subject to EPA review.

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

On November 10, 2015, EPA proposed a rule revising its Exceptional Events Rule, which outlines the requirements for excluding air quality data (including ozone data) from regulatory decisions if the data is affected by events outside an area’s control. The proposed rule is important in light of the more stringent ozone NAAQS final rule since western states like New Mexico and Arizona are subject to elevated background ozone transport from natural local sources, such as wildfires, and transported via winds from distant sources, such as the stratosphere or another region or country. EPA finalized the rule on October 3, 2016, and released related guidance in 2018 and 2019 to help implement its new exceptional events policy.

During 2017 and 2018, EPA released rules establishing area designations for ozone. In those rules, San Juan County, New Mexico, where SJGS and Four Corners are located, is designated as attainment/unclassifiable and only a small area in Dona Ana County, New Mexico is designated as marginal non-attainment. The final rule also establishes the timing of attainment dates for each non-attainment area classification, which are marginal, moderate, serious, severe, or extreme. The rule became effective May 8, 2018. Attainment plans for nonattainment areas are due in August 2021.

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

PM Standard – On September 11, 2019, EPA published its policy assessment for review of the NAAQS for particle pollution (“PM”). The draft assessment considers lowering the existing primary standard for PM2.5 from 12 micrograms per cubic meter to a level above 8 micrograms per cubic meter. Comments on the draft assessment are due November 12, 2019. EPA anticipates

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issuing a final rulemaking in late 2020. PNM cannot predict the outcome of this matter or whether it will have a material impact on its financial position, results of operations, or cash flows.

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

Of the fifteen claims for relief in the WEG Petition, two concerned SJCC’s San Juan mine. WEG’s allegations concerning the San Juan mine arose from OSM administrative actions in 2008. SJCC intervened in this matter. In 2016, OSM filed a Motion for Voluntary Remand to allow the agency to conduct a new environmental analysis and the court entered an order remanding the matter to OSM for the completion of an EIS by August 31, 2019. The court ruled that mining operations could continue in the interim and administratively closed the litigation. If OSM had not completed the EIS within the time frame provided, the court had authority to order immediate vacatur of the mining plan absent a further court order based on good cause shown. The final EIS, which allows for continued mining beyond 2022 at quantities similar to those currently being provided, was approved on August 26, 2019. PNM cannot predict if the revised final EIS will be subject to additional legal challenge.

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
The rule is not clear as to how it applies and what the compliance timelines are for facilities like SJGS that have a cooling water intake structure and only a multi-sector general stormwater permit. However, EPA has indicated that it is contemplating a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2023 compliance deadline. PNM is working with EPA regarding this issue but does not expect material changes as a result of any requirements that may be imposed upon SJGS.
On May 23, 2018, several environmental groups sued EPA Region IX in the United States Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system and no additional conditions are necessary. On July 16, 2018, several environmental groups filed a petition for review with EPA’s Environmental Appeals Board concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised effluent limitation guidelines, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the Environmental Appeals Board. EPA’s Environmental Appeals Board thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit on September 30, 2019. PNM cannot predict the outcome of this matter or whether it will have a material impact on PNM’s financial position, results of operations or cash flows.

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

The Effluent Limitations Guidelines rule was challenged in the U.S. Court of Appeals for the Fifth Circuit by numerous parties. On April 12, 2017, EPA signed a notice indicating its intent to reconsider portions of the rule, and on August 22, 2017, the Fifth Circuit issued an order severing the issues under reconsideration and holding the case in abeyance as to those issues. However, the court allowed challenges to other portions of the rule to proceed. On April 12, 2019, the Fifth Circuit granted those challenges and issued an opinion vacating several portions of the rule, specifically those related to legacy wastewater and leachate, for which the court deemed the standards selected by EPA arbitrary and capricious.

On September 18, 2017, EPA published a final rule for postponement of certain compliance dates, which have not yet passed for the Effluent Limitations Guidelines rule. The rule postponed the earliest date on which compliance with the effluent limitation guidelines for these waste streams would be required from November 1, 2018 until November 1, 2020. Although the new deadlines were challenged in court, the Fifth Circuit rejected those challenges on August 28, 2019.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EPA reissued an NPDES permit for Four Corners on June 12, 2018. EPA had determined that the guidelines in the 2015 rule were not applicable to this permit because the effective dates of the 2015 effluent guidelines rule were extended but later withdrew the Four Corners NPDES permit in order to examine issues raised by several environmental groups. EPA issued an updated NPDES permit on September 30, 2019. Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques during the next NPDES permit renewal in 2023. PNM is unable to predict the outcome of these matters or a range of the potential costs of compliance.
Santa Fe Generating Station
PNM and NMED are parties to agreements under which PNM has installed a remediation system to treat water from a City of Santa Fe municipal supply well and an extraction well to address gasoline contamination in the groundwater at the site of PNM’s former Santa Fe Generating Station and service center. A 2008 NMED site inspection report states that neither the source nor extent of contamination at the site has been determined and that the source may not be the former Santa Fe Generating Station. During 2013 and 2014, PNM and NMED collected additional samples that showed elevated concentrations of nitrate and volatile organic compounds in some of the monitoring wells at the site. In addition, one monitoring well contained free-phase hydrocarbon products. PNM collected a sample of the product for “fingerprint” analysis. The results of this analysis indicated the product was a mixture of older and newer fuels. The presence of newer fuels in the sample suggests the hydrocarbon product likely originated from off-site sources. In December 2015, PNM and NMED entered into a memorandum of understanding to address changing groundwater conditions at the site under which PNM agreed to continue hydrocarbon investigation under the supervision of NMED. Qualified costs are eligible for payment through the New Mexico Corrective Action Fund (“CAF”), which is administered by the NMED Petroleum Storage Tank Bureau. In March 2019, PNM received notice from NMED that an abatement plan for the site is required to address concentrations of previously identified compounds, unrelated to those discussed above, found in the groundwater. NMED approved PNM’s abatement plan proposal, which covers field work and reporting. Work under the plan commenced in August 2019.
The City of Santa Fe has stopped operating its well at the site, which is needed for PNM’s groundwater remediation system to operate. As a result, PNM has stopped performing remediation activities at the site. However, PNM’s monitoring and other abatement activities at the site are ongoing and will continue until the groundwater meets applicable federal and state standards or until the NMED determines remediation is not required, whichever is earlier. PNM is not able to assess the duration of this project or estimate the impact on its obligations if PNM is required to resume groundwater remediation activities at the site. PNM is unable to predict the outcome of these matters.
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

EPA’s final coal ash rule, which became effective on October 19, 2015, included a non-hazardous waste determination for coal ash. The rule was promulgated under Subtitle D of RCRA and sets minimum criteria for existing and new CCR landfills and surface impoundments. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act (the “WIIN Act”) was signed into law to address critical water infrastructure needs in the United States and contains a number of provisions related to the CCR rules. Among other things, the WIIN Act allows, but does not require, states to develop and submit CCR permit programs for EPA approval, provides flexibility for states to incorporate EPA’s final rule for CCRs or develop other criteria that are at least as protective as EPA’s final rule, and requires EPA to approve state permit programs within 180 days of submission by the state. Because states are not required to implement their own CCR permit programs, EPA will implement the permit program in states that choose not to implement a program, subject to Congressional funding. Until permit programs are in effect, EPA has authority to directly enforce the self-implementing CCR rule. For facilities located within the boundaries of Native American reservations, such as the Navajo Nation where Four Corners is located, EPA is required to develop a federal permit program regardless of appropriated funds. There is no timeline for establishing either state or federal permitting programs. Since the CCR rule was promulgated in 2015, it has undergone multiple revisions and may be subject to further change as a result of EPA’s ongoing review, implementation of the WIIN act, and the impact of various court decisions in litigation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 30, 2018, EPA published a rule which constitutes “Phase One, Part One” of its ongoing reconsideration and revision of the April 17, 2015 coal ash rule. The final rule includes two types of revisions. The first revision extends the deadline to allow EGUs with unlined impoundments or that fail to meet the uppermost aquifer requirement to continue to receive coal ash until October 31, 2020. The second revision authorizes a “Participating State Director” or EPA, in lieu of a professional engineer, to approve suspension of groundwater monitoring and to issue certifications related to the location restrictions, design criteria, groundwater monitoring, remedy selection and implementation. The revisions also modify groundwater protection standards for certain constituents, which include cobalt, molybdenum, lithium, and lead without a maximum contamination level. EPA intends to issue multiple proposed rulemakings with a final rule in December 2019 that will include the following: (1) deadlines for unlined surface impoundments to cease receiving waste; (2) a “Phase Two” rule to address amendments to the national minimum criteria; and (3) rulemaking for alternative demonstration for unlined surface impoundments with a request for comment on inclusion of legacy units. On August 14, 2019, the “Phase Two” proposed rule was published in the Federal Register with comments due on October 15, 2019. This rule proposes revisions to reporting and accessibility to public information, the definition of CCR piles and the definition of beneficial use. A final rule is expected in December 2019. PNM cannot predict the outcome of EPA’s rule making activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

Other Commitments and Contingencies
Coal Supply
SJGS
The coal requirements for SJGS are supplied by SJCC. SJCC holds certain federal, state, and private coal leases. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid SJCC for certain coal mined but not yet delivered to the plant site. At September 30, 2019 and December 31, 2018, prepayments for coal, which are included in other current assets, amounted to $26.3 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM had the option to extend the SJGS CSA, subject to negotiation of the term of the extension and compensation to the miner. In 2018, PNM, Los Alamos, UAMPS, and Tucson provided notice of their intent to exit SJGS in 2022 and Farmington gave notice that it wishes to continue SJGS operations and to extend the terms of both agreements. On November 30, 2018, PNM provided notice to Westmoreland that PNM does not intend to extend the term of the SJGS CSA or to negotiate a new coal supply agreement for SJGS, which will result in the current agreement expiring on its own terms on June 30, 2022. See additional discussion above of PNM’s December 2018 Compliance Filing and its SJGS Abandonment Application in Note 12.

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

In December 2018, PNM again remeasured its liability for coal mine reclamation for the mine that serves SJGS to reflect that reclamation activities may occur beginning in 2022, rather than in 2053 as previously anticipated. This estimate resulted in an increase in overall reclamation costs due to an increase in the amount of fill dirt required to remediate the mine areas and the timing of activities necessary to reclaim the mine that serves SJGS. This remeasurement increased PNM’s liability for coal mine reclamation as of December 31, 2018 by $39.2 million for both the underground and surface mines that serve SJGS. PNM recovers from retail customers reclamation costs associated with the underground mine. However, the NMPRC has capped the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million. As a result, PNM recorded $9.4 million of the increase in the liability at December 31, 2018 related to the underground mine in regulatory assets on the Condensed Consolidated Balance Sheets and recorded the remaining $29.8 million associated with the surface mine as regulatory disallowances and restructuring costs on the Condensed Consolidated Statements of Earnings. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and then current inflation and discount rates. In addition, PNM may be exposed to additional loss if recovery for the cost of reclamation activities is not approved by the NMPRC in connection with the NMPRC approvals indicated above.
A draft coal mine reclamation study for the mine that serves Four Corners was issued in July 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. The draft study resulted in a net decrease in PNM’s share

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the coal mine reclamation obligation as of June 30, 2019 of $0.3 million, which was primarily driven by lower overhead costs offset by an increase driven by a reduction in the discount rate used by PNM to measure the liability. In September 2019, the study was finalized and included the same assumptions used in the draft study with limited modifications. PNM updated its liability using the final study and to reflect discount rates as of September 30, 2019, which had decreased since PNM’s prior measurement. These updates resulted in an increase to PNM’s share of the coal mine reclamation obligation for the mine that serves Four Corners of $1.1 million and $0.8 million during the three and nine months ended September 30, 2019, which is reflected in cost of energy in the Condensed Consolidated Statements of Earnings.
Based on the most recent estimates and PNM’s ownership share of SJGS, PNM’s remaining payments as of September 30, 2019 for mine reclamation, in future dollars, are estimated to be $93.6 million for the surface mines at both SJGS and Four Corners and $40.0 million for the underground mine at SJGS. At September 30, 2019 and December 31, 2018, liabilities, in current dollars, of $70.6 million and $70.1 million for surface mine reclamation and $24.8 million and $23.2 million for underground mine reclamation were recorded in other deferred credits.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As discussed in Note 16 of the Notes to the Consolidated Financial Statements on Form 10-K, as part of the restructuring of SJGS ownership the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $10.0 million in December 2018. Based on PNM’s reclamation trust fund balance at September 30, 2019, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $5.5 million in 2019, $10.2 million in 2020, and $10.9 million in 2021.
Under the Four Corners CSA, which became effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.3 million in each of 2018 and 2019 and anticipates providing additional funding of $1.9 million in each of the years from 2020 through 2024.
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

SJCC utilized the CHM technique from 2000 to 2003, and with the approval of the Farmington, New Mexico Field Office of BLM to reclassify the final highwall as underground reserves, applied the 8.0% underground mining royalty rate to coal mined using CHM and sold to SJGS.  In March 2001, SJCC learned that the DOI Minerals Management Service (“MMS”) disagreed with the application of the underground royalty rate to CHM.  In August 2006, SJCC and MMS entered into an agreement tolling the statute of limitations on any administrative action to recover unpaid royalties until BLM issued a final, non-appealable determination as to the proper rate for CHM-mined coal.  The proposed BLM rulemaking has the potential to terminate the tolling provision of the settlement agreement. Underpaid royalties of approximately $5 million for SJGS would become due if the proposed BLM rule is adopted as proposed.  PNM’s share of any amount that is ultimately paid would be approximately 46.3%, none of which would be passed through PNM’s FPPAC. PNM is unable to predict the outcome of this matter.

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
Rights-of-Way Matter

On January 28, 2014, the County Commission of Bernalillo County, New Mexico passed an ordinance requiring utilities to enter into a use agreement and pay a yet-to-be-determined fee as a condition to installing, maintaining, and operating facilities on county rights-of-way. The fee is purported to compensate the county for costs of administering and maintaining the rights-of-way, as well as for capital improvements. After extensive challenges to the validity of the ordinance, the utilities filed a writ of certiorari with the NM Supreme Court, which was denied. The utilities and Bernalillo County had reached a standstill agreement whereby the county would not take any enforcement action against the utilities pursuant to the ordinance during the pendency of then pending litigation, but not including any period for appeal of a judgment, or upon 30 days written notice by either the county or the utilities of their intention to terminate the agreement. After court-ordered settlement discussions, PNM and Bernalillo County executed a franchise fee agreement with a term of 15 years. Under the agreement, PNM will pay franchise fees to the county at an amount similar to those paid by PNM in other jurisdictions. PNM will recover the cost of the franchise fees as a direct pass-through to customers located in Bernalillo County. The agreement is subject to approval by the New Mexico Second District Court in Bernalillo County. PNM cannot predict the outcome of this matter.
Navajo Nation Allottee Matters

In September 2012, 43 landowners filed a notice of appeal with the Bureau of Indian Affairs (“BIA”) appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The landowners claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation and allege that PNM is a rights-of-way grantee with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The allottees generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. The allottees filed a motion to dismiss their appeal with prejudice, which was granted in April 2014. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested. The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in the NM District Court regarding the approximately 15.49 acres of land at issue. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM filed a motion for reconsideration of this ruling, which was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. Both matters have been consolidated. Oral argument before the Tenth Circuit

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

was heard on January 17, 2017. On May 26, 2017, the Tenth Circuit affirmed the district court. On July 8, 2017, PNM filed a Motion for Reconsideration en banc with the Tenth Circuit, which was denied. The NM District Court stayed the case based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. On November 20, 2017, PNM filed its petition for writ of certiorari with the US Supreme Court, which was denied. The underlying litigation continues in the NM District Court. On March 27, 2019, several individual allottees filed a motion for partial summary judgment on the issue of trespass. The Court held a hearing on the motion on June 18, 2019 and took the motion under advisement. Mediation on the matter was held on October 7, 2019 and the continuation of mediation is scheduled for November 11, 2019. PNM cannot predict the outcome of these matters.

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
PNM

New Mexico General Rate Cases

New Mexico 2015 General Rate Case (“NM 2015 Rate Case”)

On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposed a revenue increase of $123.5 million, including base non-fuel revenues of $121.7 million. PNM’s application was based on a FTY period beginning October 1, 2015 and proposed a ROE of 10.5%. The primary drivers of PNM’s identified revenue deficiency were the cost of infrastructure investments, including depreciation expense based on an updated depreciation study, and a decline in energy sales as a result of PNM’s successful energy efficiency programs and other economic factors. The application included several proposed changes in rate design to establish fair and equitable pricing across rate classes and to better align cost recovery with cost causation and included a request for a revenue decoupling pilot program for residential and small commercial customers. PNM requested that the proposed new rates become effective beginning in July 2016. A public hearing on the proposed new rates was held in April 2016. Subsequent to this hearing, the NMPRC ordered PNM to file additional testimony regarding PNM’s interests in PVNGS, including the 64.1 MW of PVNGS Unit 2 that PNM repurchased in January 2016 pursuant to the terms of the initial sales-leaseback transactions. See Note 13. After additional hearings, PNM and other parties were ordered to file supplemental briefs and to provide final recommended revenue requirements that incorporated fuel savings that PNM implemented effective January 1, 2016 from PNM’s SJGS CSA. See Note 11.  PNM’s filing indicated that recovery for fuel related costs would be reduced by approximately $42.9 million reflecting the current SJGS CSA, which also reduced the request for base non-fuel related revenues by $0.2 million to $121.5 million.

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

•
Disallowance of the recovery of any future contributions for PVNGS decommissioning costs related to the 64.1 MW of capacity purchased in January 2016 and the 114.6 MW of capacity under the extended leases

On September 30, 2016, PNM filed a notice of appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. Specifically, PNM appealed the NMPRC’s determination that PNM was imprudent in certain matters in the case, including the NMPRC’s disallowance of the full purchase price of the 64.1 MW of capacity in PVNGS Unit 2, the undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity was leased by PNM, the cost of converting SJGS Units 1 and 4 to BDT, and future contributions for PVNGS decommissioning attributable to the 64.1 MW of purchased capacity and the 114.6 MW of capacity under the extended leases. NEE, NM AREA, and ABCWUA filed notices of cross-appeal to PNM’s appeal. The issues appealed by the various cross-appellants included, among other things, the NMPRC allowing PNM to recover any of the costs of the lease extensions for the 114.6 MW of PVNGS Units 1 and 2 and the purchase price for the 64.1 MW in PVNGS Unit 2, the costs incurred under the Four Corners CSA, and the inclusion of the “prepaid pension asset” in rate base.

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

In accordance with GAAP, PNM periodically updated its estimate of the amount of time necessary for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. As a result of those evaluations, through March 31, 2019, PNM had recorded accumulated pre-tax impairments of its capital investments subject to the appeal in the amount of $19.7 million, which includes pre-tax losses of $1.3 million recorded during the three months ended March 31, 2019, and $0.9 million and $2.7 million recorded during the three and nine months ended September 30, 2018.

On May 16, 2019, the NM Supreme Court issued its decision on the matters that had been appealed in the NM 2015 Rate Case. The NM Supreme Court rejected the matters appealed by the cross-appellants and affirmed the NMPRC’s disallowance of a portion of the purchase price of the 64.1 MW of capacity in PVNGS Unit 2; the undepreciated costs of capital improvements made during the time that the 64.1 MW capacity was leased by PNM; and the costs to install BDT at SJGS Units 1 and 4. The NM Supreme Court’s decision also ruled that the NMPRC’s decision to permanently disallow recovery of future decommissioning costs related to the 64.1 MW of PVNGS Unit 2 and the 114.6 MW of PVNGS Units 1 and 2 deprived PNM of its rights to due process of law and remanded the case to the NMPRC for further proceedings consistent with the Court’s findings. On July 17, 2019, the NMPRC heard oral argument from parties in the case on how to best proceed with the NM Supreme Court’s remand. At oral argument, parties presented various positions ranging from re-litigating the value of PVNGS resources determined by the NMPRC and affirmed by the NM Supreme Court to re-affirming the NMPRC’s final order with a single modification to address recovery of future PVNGS decommissioning costs in a future case. The NMPRC has taken no action with respect to this matter since oral argument was presented. PNM is unable to predict the outcome of this matter.

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

New Mexico 2016 General Rate Case (“NM 2016 Rate Case”)

On December 7, 2016, PNM filed an application with the NMPRC for a general increase in retail electric rates. PNM did not include any of the costs disallowed in the NM 2015 Rate Case that were at issue in its then pending appeal to the NM Supreme Court. PNM’s original application used a FTY beginning January 1, 2018 and requested an increase in base non-fuel revenues of $99.2 million based on a ROE of 10.125%. The primary drivers of PNM’s revenue deficiency included implementation of modifications to PNM’s resource portfolio, which were approved by the NMPRC in December 2015 as part of the SJGS regional

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

haze compliance plan, infrastructure investments, including environmental upgrades at Four Corners, declines in forecasted energy sales due to successful energy efficiency programs and other economic factors, and updates to FERC/retail jurisdictional allocations.

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

Investigation/Rulemaking Concerning NMPRC Ratemaking Policies

On March 22, 2017, the NMPRC issued an order opening an investigation and rulemaking to simplify and increase “the transparency of NMPRC rate cases by reducing the number of issues litigated in rate cases,” and provide a “more level playing field among intervenors and NMPRC staff on the one hand, and the utilities on the other.” The order posed several questions related to establishing and monitoring utilities’ ROEs, the recoverability of regulatory assets, including rate case costs, and whether parties should have access to software used by utilities to support their positions. To date, no agreement has been reached. PNM is not able to predict the potential outcome of this matter but does not anticipate the NMPRC will take any further action.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	A PPA through 2042 for the output of the Lightning Dock Geothermal facility; with a current capacity of 15 MW

•	Solar distributed generation, aggregating 121.2 MW at September 30, 2019, owned by customers or third parties from whom PNM purchases any net excess output and RECs

•	Solar and wind RECs as needed to meet the RPS requirements

On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM requested approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new solar facilities to be constructed beginning in 2018, and continuation of customer REC purchase programs and other purchases of RECs to ensure annual compliance with the RPS. The plan also sought a variance from the “other” diversity category in 2018 due to a revised production forecast of the Lightning Dock Geothermal facility in 2018. A public hearing on the application was held in September 2017. On October 17, 2017, the Hearing Examiner issued a recommended decision that PNM’s 2018 renewable energy procurement plan be approved by the NMPRC, except for the re-powering of Lightning Dock Geothermal and PNM’s request to procure 50 MW of new solar facilities. PNM filed exceptions contesting the Hearing Examiner’s proposals. On November 15, 2017, the NMPRC issued an order approving PNM’s plan and rejecting the Hearing Examiner’s recommendations. On November 29, 2017, NM AREA filed an appeal with the NM Supreme Court objecting to the fuel allocation methodology and requested a partial stay of the NMPRC order, which was denied. NEE subsequently filed a motion to intervene and cross-appeal objecting to the approval of the 50 MW of new solar facilities. On July 5, 2019, the NM Supreme Court approved a motion filed by NM AREA to dismiss its appeal. On August 8, 2019, the NM Supreme Court issued an opinion affirming the NMPRC’s approval of PNM’s 2018 renewable energy procurement plan and denying NEE’s cross appeal. This matter is now concluded.

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

On June 3, 2019, PNM filed its 2020 renewable energy procurement plan. The plan requests approval of a 20-year PPA to purchase 140 MW of renewable energy and RECs from the La Joya Wind Facility (“La Joya Wind”), which is expected to be operational by December 31, 2020. PNM intends to utilize the BB2 line to deliver power from the PPA. See additional discussion below under Application for a New 345-kV Transmission Line. PNM’s 2020 renewable energy procurement plan requests a variance from the RPS for 2020 and proposes the shortfall be met with excess RECs that will be available under the La Joya Wind PPA in 2021. PNM also submitted proposed adjustments to the current FPPAC methodology for non-renewable fuel allocations to reflect the ETA’s removal of certain customer cost caps associated with the RPS and requested that the fuel clause year be reset to correspond to the January 1 reset date under the renewable energy rider. On July 17, 2019, PNM filed a corrected reconciliation of 2019 and estimated 2020 customer bill impacts that demonstrated the effect of removing certain customer caps and exemptions under the requirements of the newly enacted ETA. The Hearing Examiner issued a response requiring PNM to address why its application should not be dismissed, or alternatively, proposing an extended procedural schedule. PNM’s response proposed the application not be dismissed, that a corrected public notice be issued, and that the procedural schedule be extended by 60 days. On July 30, 2019, the Hearing Examiner issued a revised procedural order that extended the statutory review period through January 29, 2020. On September 17, 2019, the Hearing Examiner issued an order requiring PNM to provide supplemental briefing supporting the applicability of the ETA to PNM’s 2020 renewable energy procurement plan and, in the event the ETA should not apply, support PNM’s position that the NMPRC has the authority to approve PNM’s requested variance. PNM filed its brief on September 24, 2019, supporting the applicability of the ETA and the NMPRC’s authority to grant the requested variance. On October 4, 2019, the Hearing Examiner issued an order requiring PNM to provide RPS calculations using rules and regulations existing before the ETA. PNM filed its rebuttal testimony on October 15, 2019, which included the calculations required by the Hearing Examiner. Other parties have taken positions in the case ranging from applying the ETA and approving the 140 MW PPA to not applying the ETA and denying the PPA. Public hearings were held on October 24 and 25, 2019. PNM cannot predict the outcome of this matter or the potential impact on its financial position, results of operations, or cash flows.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2019 renewable energy procurement plan case, which was approved by the NMPRC on November 28, 2018, PNM proposed to collect $49.6 million for the year. The 2019 renewable energy procurement plan became effective on January 1, 2019. PNM recorded revenues from the rider of $11.9 million and $37.4 million in the three and nine months ended September 30, 2019 and $8.7 million and $30.4 million in the three and nine months ended September 30, 2018. In its 2020 renewable energy procurement plan, PNM proposes to collect $58.9 million for 2020.
Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2018 and does not expect to exceed the limitation in 2019.

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
2014 IRP
PNM filed its 2014 IRP on July 1, 2014. On July 31, 2014, several parties requested the NMPRC to not accept the 2014 IRP as compliant with NMPRC rule because to do so could affect the then pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources and because they asserted that the 2014 IRP did not conform to the NMPRC’s IRP rule. The NMPRC issued an order in August 2014 that docketed a case to determine whether the 2014 IRP complied with applicable NMPRC rules. The order also held the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3. On May 4, 2016, the NMPRC issued a Notice of Proposed Dismissal, stating that the docket would be closed with prejudice within thirty days unless good cause was shown why the docket should remain open. On May 31, 2016, NEE filed a request to hold the protests filed against PNM’s 2014 IRP in abeyance or to dismiss those protests without prejudice. PNM responded on June 13, 2016 and requested that the NMPRC dismiss the case with prejudice. The NMPRC has not yet acted on its Notice of Proposed Dismissal or the request filed on May 31, 2016. PNM is not able to predict the potential outcome of this matter but does not anticipate the NMPRC will take any further action.

2017 IRP

PNM filed its 2017 IRP on July 3, 2017. The 2017 IRP addresses the 20-year planning period from 2017 through 2036 and includes an action plan describing PNM’s plan to implement the 2017 IRP in the four-year period following its filing. The 2017 IRP analyzed several scenarios utilizing assumptions that PNM continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP included, among other things, that retiring PNM’s

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

share of SJGS in 2022 and existing ownership in Four Corners in 2031 would provide long-term cost savings for PNM’s customers and that the best mix of new resources to replace the retired coal generation would include solar energy and flexible natural gas-fired peaking capacity as well as energy storage, if the economics support it, and wind energy provided additional transmission capacity becomes available. The 2017 IRP also indicated that PNM should retain the currently leased capacity in PVNGS. See additional discussion of PNM’s leased capacity in PVNGS below and in Note 13.

Protests to the 2017 IRP were filed by several parties. The issues addressed in the protests included the future of PNM’s interests in SJGS, Four Corners, and PVNGS and the timing of future procurement of renewable resources. On December 19, 2018, after public hearings and consideration of the Hearing Examiner’s recommendations, the NMPRC issued a final order accepting PNM’s 2017 IRP as compliant with applicable statute and NMPRC rules. On January 18, 2019, the Board of the County of Commissioners for San Juan County, New Mexico, the City of Farmington, New Mexico, and other parties filed a Notice of Appeal with the NM Supreme Court regarding the NMPRC’s final order in PNM’s 2017 IRP. On January 18, 2019, NEE submitted a motion requesting the NMPRC reconsider its acceptance of PNM’s 2017 IRP and alleging informational inadequacy and deficiencies in PNM’s filing, which was deemed denied. On February 19, 2019, NEE filed a motion with the NM Supreme Court to intervene in the appeal and to seek remand of the matter to the NMPRC. On March 11, 2019, PNM filed its response with the NM Supreme Court stating that the NMPRC has already considered and, by operation of law, denied NEE’s motion for reconsideration. On May 10, 2019, the appellants, excluding NEE, filed a motion with the NM Supreme Court to dismiss their appeal, which was supported by PNM. On May 31, 2019, the NM Supreme Court denied NEE’s request to remand the proceeding to the NMPRC and ordered NEE to respond to the motion to dismiss the appeal. On June 4, 2019, NEE responded that it did not oppose the appellants’ request to dismiss their appeal. On July 26, 2019, the NM Supreme Court granted the parties’ motions to dismiss the appeal. On September 19, 2019, NEE filed a second motion requesting the NMPRC reconsider its acceptance of PNM’s 2017 IRP, which was deemed denied. This matter is now concluded.

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

2020 IRP

In the third quarter of 2019, PNM initiated its 2020 IRP process which will cover the 20-year planning period from 2019 through 2039. Consistent with historical practice, PNM has provided notice to various interested parties and has hosted a series of public advisory presentations. PNM will continue to seek input from interested parties as a part of this process and plans to file the 2020 IRP with the NMPRC by July 2020. PNM cannot predict the outcome of this matter.

SJGS Abandonment Application

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application seeks NMPRC approval to retire PNM’s share of SJGS after the existing coal supply and participation agreements end in June 2022, for approval of replacement resources, and for the issuance of “energy transition bonds,” as provided by the ETA. PNM’s application proposes several replacement resource scenarios including PNM’s recommended replacement scenario, which would provide cost savings to customers compared to continued operation of SJGS, preserves system reliability, and is consistent with PNM’s plan to have an emissions-free generation portfolio by 2040. This plan would provide PNM authority to construct and own a 280 MW natural gas-fired peaking plant, to be located on the existing SJGS facility site, and 70 MW of battery storage facilities. In addition, PNM’s recommended replacement resource scenario would allow PNM to execute PPAs to procure renewable energy from a total of 350 MW of solar-PV generating facilities and for energy from a total of 60 MW of battery storage facilities. PNM’s application included three other replacement resource scenarios that would place a greater amount of resources in the San Juan area, or result in no new fossil-fueled generating facilities, or no battery storage facilities being added to PNM’s portfolio. Each of these alternative replacement resource scenarios is expected to result in increased costs to customers and lower expected system reliability when compared to PNM’s recommended replacement resource scenario. On September 20, 2019 and October 1, 2019, PNM filed errata

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

notices and testimony, which did not change PNM’s proposed replacement resource portfolio. The SJGS Abandonment Application includes a request to issue approximately $361 million of energy transition bonds (the “Securitized Bonds”). The amount of Securitized Bonds to be issued will be dependent upon several factors including NMPRC approval. PNM’s request for the issuance of Securitized Bonds includes approximately $283 million of forecasted undepreciated investments in SJGS at June 30, 2020, an estimated $28.6 million for plant decommissioning and coal mine reclamation costs, approximately $9.6 million in upfront financing costs, and approximately $20.0 million for job training and severance costs for affected employees. Proceeds from the Securitization Bonds would also be used to fund approximately $19.8 million for economic development in the four corners area.

As discussed in Note 11, the NM Supreme Court granted a request by PNM to stay a January 30, 2019 NMPRC order requiring PNM to file an abandonment application for SJGS by March 1, 2019. On June 26, 2019, the NM Supreme Court lifted the stay and denied PNM’s petition without discussion. On July 10, 2019, the NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing, and the other addressing replacement resources. The NMPRC indicated that PNM’s July 1, 2019 filing is responsive to the January 30, 2019 order but did not definitively indicate if the abandonment and financing proceedings will be evaluated under the requirements of the ETA. The NMPRC’s July 10, 2019 order also extended the deadline to issue the abandonment and financing order to nine months and to issue the replacement resources order to 15 months. On July 22, 2019, Western Resource Advocates filed a motion for clarification, reconsideration, and request for oral argument with the NMPRC. The motion requested the NMPRC clarify whether it intends to evaluate the abandonment and financing proceeding under the requirements of the ETA and, in the event the abandonment and financing proceeding will not be evaluated under the ETA, to reconsider its decision and provide parties an opportunity to present oral argument on the matter. The NMPRC chair responded on July 24, 2019, indicating that the Hearing Examiners assigned to the proceeding would address the issue of law applicable to the approvals sought by PNM in the scheduling orders. On July 25, 2019, the Hearing Examiners issued procedural orders that set public hearings on SJGS abandonment and related financing to begin on December 10, 2019, on PNM’s proposed PPA replacement resources to begin on December 2, 2019, and on PNM-owned replacement resources to begin on March 2, 2020.  These procedural orders were subsequently amended to allow public hearings for both the PPA and PNM-owned replacement resources to begin in January 2020. The procedural orders also required PNM to file legal brief by August 23, 2019 regarding the extent to which the state constitution might prevent the ETA from applying to the issues in each proceeding, that parties file responses to PNM’s legal briefs by October 18, 2019, and that parties may file testimony on the merits of their claims regarding the SJGS abandonment and replacement resources if the ETA is ultimately determined to not apply to PNM’s application. On July 29, 2019, Western Resource Advocates filed a motion for interlocutory appeal of the July 24, 2019 order indicating that the procedural order will not provide parties adequate time to determine the applicability of the ETA and requesting an expedited decision from the NMPRC stating their intent to review the proceedings under the requirements of the ETA or under prior law. On August 21, 2019, the NMPRC denied the motion for interlocutory appeal. On August 23, 2019, PNM filed legal briefing in support of the applicability of the ETA to all aspects of the consolidated application. On October 18, 2019, various parties filed legal briefings with a range of positions that support or oppose the applicability of the ETA, as well as testimony regarding the SJGS abandonment and financing proceedings.

On August 26, 2019, NEE and other advocacy groups filed an emergency petition for a writ of mandamus requesting the NM Supreme Court stay the SJGS abandonment and financing proceedings, declare the ETA inapplicable to such proceedings and declare certain provisions of the ETA unconstitutional because they limit the regulatory oversight responsibilities of the NMPRC. The petition was dismissed for failure to comply with the appellate rules and an amended petition was filed on September 18, 2019. On August 30, 2019, PNM and other parties filed a petition for a writ of mandamus requesting the NM Supreme Court clarify that the reason underlying its June 2019 decision denying the stay was due to the passage of the ETA and to clarify that the ETA applies to any application filed after the stay had been lifted. In early October 2019, the NM Supreme Court denied both PNM’s and NEE’s petitions for writ of mandamus without discussion. The denial of these petitions by the NM Supreme Court means that the NMPRC will address the applicability of the ETA to PNM’s application. PNM believes the ETA applies to all aspects of the SJGS Abandonment Application and will pursue all available legal remedies to ensure the NMPRC issues a final order consistent with the law.

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Joint Petition to Investigate PNM’s Option to Purchase Assets Underlying Certain Leases in PVNGS

On April 22, 2019, NEE and other parties, which consist primarily of environmental not-for-profit organizations, filed a joint petition for expedited investigation with the NMPRC. The joint petition requested the NMPRC open an investigation regarding PNM’s option to purchase the assets underlying the PVNGS Unit 1 and 2 leases that will expire in January 2023 and 2024. Various parties filed to participate in the request. On May 8, 2019, the NMPRC issued an order requiring a response from both PNM and NMPRC staff. PNM filed responses indicating, among other things, that the joint petition should be denied, and that PNM has not yet made a decision to purchase or return the assets underlying the leases that expire in January 2023 and 2024. On September 16, 2019, the NEE and the other parties filed a motion reiterating their initial petition and seeking the appointment of a hearing examiner to preside over the requested proceeding. On September 30, 2019, PNM filed its response in opposition stating that PNM had previously refuted NEE’s arguments and that there is no need for a hearing examiner to be assigned to this matter. The NMPRC has not taken action on the joint petition for investigation. PNM cannot predict the outcome of this matter.

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

Facebook, Inc. Data Center Project

As discussed in Note 17 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, in 2016, the NMPRC approved a PNM application for arrangements in connection with services to be provided to Facebook, Inc. for a data center being constructed in PNM’s service area. Facebook’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. The cost of renewable energy procured is passed through to Facebook under a rate rider. A special service rate is applied to Facebook’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources. In late 2017, PNM executed its initial procurement for the energy production from 30 MW of solar-PV capacity from NMRD, a 50% equity method of investee PNMR Development. Of this capacity, 10 MW began commercial operation in each of January 2018, March 2018, and May 2018.

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

Application for a New 345-kV Transmission Line

On August 10, 2018, PNM filed an application seeking NMPRC approval of a CCN to construct and operate a 345-kV transmission line and associated facilities (the “BB2 Line”), and to determine the rate making treatment to apply to the BB2 line and related rights-of-way. In the application, PNM states that the BB2 line would run adjacent to one of PNM’s existing transmission lines and is necessary to serve additional renewable generating resources to be located in eastern New Mexico. PNM’s use of the BB2 line would benefit all customers and would include delivery of approximately 166 MW of renewable energy and RECs under a PPA, which had previously been approved by the NMPRC, from La Joya Wind and 140 MW from La Joya Wind that PNM included in PNM’s 2020 renewable energy procurement plan. PNM’s application requested that the NMPRC apply standard ratemaking treatment to the estimated $85 million cost of the project resulting in a jurisdictional allocation of costs to all of PNM’s transmission and retail customers. NMPRC staff supported PNM’s proposed ratemaking treatment of the BB2 project and indicated that the capacity and energy of the La Joya Wind PPA and related network upgrades to PNM’s transmission system would benefit all of PNM’s customers. On March 11, 2019, the Hearing Examiner assigned to the application issued a recommended decision recommending approval of the CCN and related rights-of-way but recommending the NMPRC deny PNM’s request to allocate a portion of cost of the BB2 Line to retail customers. The Hearing Examiner’s recommendation indicated the costs not recovered from retail customers be directly reimbursed to PNM by Facebook, Inc. As a result, Facebook, Inc. would be responsible for approximately 46 percent, or $39.0 million, of the estimated cost of the project. On March 20, 2019, PNM filed exceptions to the recommended decision and requested oral argument. In its filing, PNM refuted the proposed finding that the BB2 Line is not part of PNM’s overall transmission system, opposed the recommendation that approximately 46 percent of the estimated cost of the project be directly assigned to Facebook, Inc. and presented legal arguments in support of PNM’s originally proposed ratemaking treatment. On April 16, 2019, the NMPRC issued an order approving the Hearing Examiner’s recommended decision, including the requirement that PNM be directly reimbursed by Facebook, Inc. In late April 2019, PNM and other parties submitted filings with the NMPRC requesting rehearing and seeking reconsideration of the NMPRC’s decision to deny standard ratemaking treatment of the cost of the BB2 Line and associated facilities, which were denied. On May 21, 2019, PNM filed a motion requesting the NMPRC reopen the proceeding to admit new evidence of the benefits of the BB2 Line to retail customers and to modify the final order. On June 12, 2019, the NMPRC issued an updated final order but denied PNM’s motion to reopen the proceedings. The updated final order grants the CCN but defers rate making treatment to a future rate case. This matter is now concluded.

Western Spirit Line

On May 1, 2019, PNM, the New Mexico Renewable Energy Transmission Authority (“RETA”), a New Mexico state authority, and Western Spirit Transmission LLC (“Western Spirit”), an affiliate of Pattern Energy Group, Inc., entered into agreements for the construction of a transmission line to transmit power generated from wind facilities to be owned by Pattern Wind New Mexico, LLC (“Pattern Wind”), an affiliate of Western Spirit and Pattern Development. As a part of the arrangement, the parties executed a Build Transfer Agreement (“BTA”) that would allow PNM to purchase the approximately 165-mile 345-kV transmission line and associated facilities (the “Western Spirit Line”). The Western Spirit Line will be developed and constructed by RETA and Western Spirit LLC and sold to PNM upon its commercial operation date. The BTA contains a number of customary representations and warranties and indemnification provisions as well as closing conditions, including regulatory and third-party approvals, and if necessary, anti-trust review under the Hart-Scott-Rodino Act. The BTA also includes termination provisions that can be exercised under certain circumstances, including failure of the developer to achieve project milestones or to achieve commercial operation by specified dates, and failure of an affiliate of Pattern Wind to provide adequate credit support prior to closing. PNM estimates the net cost of the project to be approximately $285 million, including an estimated $75 million that Pattern Wind has chosen to self-fund under the agreement.

On May 10, 2019, PNM filed an application with the NMPRC requesting that the NMPRC determine that it is not unlawful or inconsistent with the public interest for PNM to purchase the Western Spirit Line and requesting the NMPRC rule by November 6, 2019. Hearings were held on August 13, 2019. On September 11, 2019, the Hearing Examiner assigned to the application

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issued a recommended decision that would allow PNM to purchase the Western Spirit Line, and indicating that PNM’s proposal satisfies the NMPRC’s acquisition standards and that no CCN is required until such time that PNM seeks recovery for costs associated with the line from retail rate payers. On October 2, 2019, the NMPRC approved the recommended decision with limited modifications.

PNM also has entered into Transmission Service Agreements and other ancillary agreements (“TSAs”) with Pattern Wind for firm transmission service. The TSAs use an incremental rate based on the construction and other ongoing costs of the Western Spirit Line, including adjustments for construction costs that Pattern Wind has chosen to self-fund under the agreement. FERC approved PNM’s TSAs with Pattern Wind effective July 9, 2019. On August 8, 2019, FERC approved PNM’s request to purchase the Western Spirit Line.

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

Recovery of TNMP Rate Case Costs

Recovery of the cost of TNMP’s rate case was moved into separate proceedings to begin after the conclusion of TNMP 2018 Rate Case. TNMP sought recovery of costs incurred through August 2019 in the amount of $3.7 million and proposed these costs be collected from customers over a three-year period. In October 2019, TNMP and other parties to the proceedings filed an unopposed settlement stipulation that, if approved by the PUCT, would reduce TNMP’s cost recovery to $3.3 million. TNMP cannot predict the outcome of this matter.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 14, 2017	$30.2	$4.8
September 13, 2017	27.5	4.7
March 27, 2018	32.0	0.6
March 21, 2019	111.8	14.3

On July 23, 2019, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $21.9 million, which would increase revenues by $3.3 million annually. The PUCT approved this application on September 19, 2019.

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

In addition, the order required that a regulatory liability be recorded to reflect the difference between revenues collected under existing rates and those that would have been collected had those rates been set reflecting federal income tax reform beginning on the date of the order. In compliance with the PUCT order, during the three and nine months ended September 30, 2018, TNMP reduced revenues by $1.5 million and $4.2 million to reflect the impact of the reduction in the federal corporate income tax rate beginning January 25, 2018. As discussed above, the total amount owed for the year ended 2018 of $5.4 million was offset against TNMP’s Hurricane Harvey restoration costs and is being refunded to customers as a component of a new rate rider over a period of approximately three years beginning on January 1, 2019.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP’s 2018 EECRF filing requested an adjustment of $5.6 million, including a performance bonus of $0.8 million, and became effective on March 1, 2019. On May 30, 2019, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2020. On August 30, 2019, a unanimous settlement stipulation was filed with the PUCT that would allow TNMP to recover its requested $5.9 million of program costs in 2020, which includes a performance bonus of $0.8 million based on TNMP’s energy efficiency achievements in the 2018 plan year. The settlement stipulation is pending PUCT approval.

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

The terms of each of the extended leases do not provide for additional renewal options beyond their currently scheduled expiration dates. PNM has the option to purchase the assets underlying each of the extended leases at their fair market value or to return the lease interests to the lessors on the expiration dates. Under the terms of the extended leases, PNM has until January 15, 2020 for the Unit 1 leases and January 15, 2021 for the Unit 2 lease to provide notices to the lessors of PNM’s intent to exercise the purchase options or to return the leased assets to the lessors. PNM’s elections are independent for each lease and are irrevocable. In the proceeding addressing PNM’s 2017 IRP (Note 12), PNM agreed to promptly notify the NMPRC of a decision to extend the Unit 1 or 2 leases, or to exercise its option to purchase the leased assets at fair market value upon the expiration of leases. If PNM elects to exercise its purchase option under any of the leases, the leases provide an appraisal process to determine fair market value. If PNM elects to return the assets underlying the extended leases, PNM will retain certain obligations related to PVNGS, including costs to decommission the facility. PNM is depreciating its capital improvements related to the extended leases using NMPRC approved rates through the end of the NRC license period for each unit, which expire in June 2045 for Unit 1 and in June 2046 for Unit 2. Whether PNM retains or returns the assets underlying the extended leases, PNM will seek to recover its undepreciated investments, and any amounts paid to purchase the assets, as well as any other obligations related to PVNGS from NM retail customers. Any transfer of the assets underlying the leases will be required to comply with NRC licensing requirements.

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

Covenants in PNM’s PVNGS Units 1 and 2 lease agreements limit PNM’s ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the leased interests. If such an event had occurred as of September 30, 2019, amounts due to the lessors under the circumstances described above would be up to $157.6 million, payable on January 15, 2020 in addition to the scheduled lease payments due on January 15, 2020. In such event, PNM would record the acquired assets at the lower of their fair value or the amount paid.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Land Easements and Rights-of-Ways

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. PNM’s April 2018 payment for the amount due under the Navajo Nation right-of-way lease was $6.9 million, which included amounts due under the Consumer Price Index adjustment, and was used to determine PNM’s operating lease liability as of January 1, 2019. Changes in the Consumer Price Index subsequent to January 1, 2019 are considered variable lease payments.

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of September 30, 2019 and December 31, 2018, the unamortized balance of these rights-of-ways was $60.9 million and $63.0 million. During the three and nine months ended September 30, 2019 and 2018, PNM recognized amortization expense associated with these agreements of $0.9 million and $2.8 million.

Fleet Vehicles and Equipment

As of December 31, 2018, all of the Company’s leases of fleet vehicles and equipment are classified as operating leases. Historically, the Company has utilized substantially all of the economic value of its fleet and equipment leases by the end of the lease term. The Company generally has the contractual ability to return its fleet vehicle and equipment leases to the lessor after one year provided the lessor can recover remaining amounts owed under the agreement from third-parties or through make-whole provisions in the contract but does not typically exercise this right. As a result, fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. The Company has elected to combine these fees with the lease components of the agreement. Certain of the Company’s fleet vehicle and equipment leases contain residual value guarantees. At September 30, 2019, residual value guarantees on fleet vehicle and equipment leases are $0.6 million, $1.1 million, and $1.7 million for PNM, TNMP, and PNMR.

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

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets, including amounts recognized upon adoption of ASU 2016-02, is presented below:

	September 30, 2019			January 1, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$126,313	$10,649	$137,637	$143,816	$12,942	$157,440
Current portion of operating lease liabilities	24,940	2,862	28,204	21,589	3,132	25,189
Long-term portion of operating lease liabilities	98,394	7,655	106,621	124,891	9,787	135,174

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2019
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$4,029	$3,678	$7,785
Accumulated depreciation	(286)	(264)	(556)
Non-utility property, net	$3,743	$3,414	$7,229

Other current liabilities	$610	$622	$1,252
Other deferred credits	2,789	2,794	5,637

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	September 30, 2019
	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	6.75	4.33	6.55
Financing leases	5.79	5.65	5.70

Weighted average discount rate:
Operating leases	3.89%	3.92%	3.89%
Financing leases	3.77%	3.90%	3.82%

Information for the components of lease expense is as follows:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,873	$726	$7,725	$21,260	$2,439	$24,051
Less: amounts capitalized	(319)	(630)	(949)	(1,015)	(1,949)	(2,964)
Total operating lease expense	$6,554	$96	$6,776	$20,245	$490	$21,087
Financing lease cost:
Amortization of right-of-use assets	143	125	274	286	264	556
Interest on lease liabilities	26	27	54	56	61	117
Less: amounts capitalized	(81)	(114)	(195)	(158)	(233)	(391)
Total financing lease expense	88	38	133	184	92	282

Variable lease expense	32	—	32	64	—	64
Short-term lease expense	63	5	68	212	10	263
Total lease expense for the period	$6,737	$139	$7,009	$20,705	$592	$21,696

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to the Company’s leases is as follows:

	Nine Months Ended September 30, 2019
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,092	$757	$27,225
Operating cash flows from financing leases	28	17	45
Finance cash flows from financing leases	113	72	189

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$143,816	$12,942	$157,816
Financing leases	3,645	3,678	7,402

Excluded from the operating and financing cash paid for leases above are $1.0 million and $0.2 million at PNM, $1.9 million and $0.2 million at TNMP, and $3.0 million and $0.4 million at PNMR. These capitalized costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019.

Future expected lease payments as of September 30, 2019 and December 31, 2018 are shown below:

	As of September 30, 2019
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2019	$184	$604	$188	$823	$378	$1,574
2020	721	27,028	736	3,078	1,479	30,662
2021	697	26,576	712	2,448	1,431	29,316
2022	674	26,266	687	1,996	1,383	28,473
2023	641	17,735	590	1,508	1,238	19,423
Later years	885	42,374	878	1,642	1,762	44,321
Total minimum lease payments	3,802	140,583	3,791	11,495	7,671	153,769
Less: Imputed interest	403	17,249	375	978	782	18,944
Lease liabilities as of September 30, 2019	$3,399	$123,334	$3,416	$10,517	$6,889	$134,825

	Operating leases
	As of December 31, 2018
	PNM	TNMP	PNMR Consolidated
	(In thousands)
2019	$27,691	$3,664	$31,772
2020	27,000	3,102	30,404
2021	26,462	2,324	29,012
2022	26,217	1,795	28,175
2023	17,447	1,279	18,868
Later years	42,329	1,150	43,489
Total minimum lease payments	$167,146	$13,314	$181,720

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The above tables include $9.3 million, $12.8 million, and $22.1 million for PNM, TNMP, and PNMR at September 30, 2019 and $7.5 million, $11.0 million, and $18.5 million for PNM, TNMP, and PNMR at December 31, 2018 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

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

Beginning February 2018, PNM’s NM 2016 Rate Case reflects the reduction in the federal corporate income tax rate, including amortization of excess deferred federal and state income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years, and excess deferred state income taxes to customers over a period of three years. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP will amortize federal and state excess deferred income taxes of $30.3 million, $21.4 million, and $8.9 million in 2019. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 12.

As required under GAAP, the Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. GAAP also provides that certain unusual or infrequently occurring items, including excess tax benefits related to stock awards, be excluded from the estimated annual effective tax rate calculation. As discussed in Note 12, the NM Supreme Court issued a decision in May 2019 on the appeal of the NM 2015 Rate Case resulting in pre-tax impairments of $150.6 million in the nine months ending September 30, 2019. The impairments were recognized as discrete items within regulatory disallowances and restructuring costs resulting in tax benefits of $45.7 million, which is reflected in income taxes on the Company’s Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2019. At September 30, 2019, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2019 would be 8.43%, 10.75%, and 8.43%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal and state income taxes ordered by the NMPRC in PNM’s NM 2016 Rate Case and the amortization of excess deferred federal income taxes as ordered by the PUCT in TNMP’s 2018 Rate Case. During the three and nine months ended September 30, 2019, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced by excess tax benefits related to stock awards of less than $0.1 million and $0.8 million for PNMR, of which less than $0.1 million and $0.6 million was allocated to PNM and less than $0.1 million and $0.2 million was allocated to TNMP.

(15)	Related Party Transactions

PNMR, PNM, TNMP, and NMRD are considered related parties as defined under GAAP, as is PNMR Services Company, a wholly-owned subsidiary of PNMR that provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. These services are billed at cost on a monthly basis to the business units. In addition, PNMR provides construction and operations and maintenance services to NMRD, a 50% owned subsidiary of PNMR Development. See Note 1. PNM purchases renewable energy from certain NMRD-owned facilities at a fixed price per MWh of energy produced. See Note 12. PNM also provides interconnection services to PNMR Development and NMRD. See Note 9.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Services billings:
PNMR to PNM	$22,853	$22,972	$72,604	$69,122
PNMR to TNMP	8,639	8,074	27,082	24,497
PNM to TNMP	97	104	286	281
TNMP to PNMR	35	35	106	105
PNMR to NMRD	68	32	163	162
Renewable energy purchases:
PNM from NMRD	757	969	2,331	2,343
Interconnection billings:
PNM to NMRD	—	47	—	2,099
PNM to PNMR	—	—	—	68,200
Interest billings:
PNMR to PNM	1,004	844	2,909	1,653
PNM to PNMR	75	75	224	211
PNMR to TNMP	—	65	42	87
Income tax sharing payments:
PNMR to PNM	—	—	—	—
TNMP to PNMR	—	—	—	—

(16)	Goodwill

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 787,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
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

•
Inclusion of the January 2016 purchase of the assets underlying three leases of capacity, totaling 64.1 MW of PVNGS Unit 2 at an initial rate base value of $83.7 million, compared to PNM’s request for recovery of the fair market value purchase price of $163.3 million; and disallowance of the recovery of the undepreciated costs of capitalized improvements made during the period the 64.1 MW was being leased by PNM, which costs totaled $43.8 million when the order was issued

•
Disallowance of recovery of the costs associated with converting SJGS Units 1 and 4 to BDT, which is required by the NSR permit for SJGS; PNM’s share of the costs of installing the BDT equipment was $52.3 million, $40.0 million of which PNM requested be included in rate base in the NM 2015 Rate Case

•
Disallowance of the recovery of any future contributions for PVNGS decommissioning costs related to the 64.1 MW of capacity in PVNGS Unit 2 purchased in January 2016 and the 114.6 MW of the leased capacity in PVNGS Units 1 and 2 that were extended for eight years beginning January 15, 2015 and 2016 (Note 13)

On September 30, 2016, PNM filed a notice of appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. Specifically, PNM appealed the NMPRC’s determination that PNM was imprudent in certain matters in the case, including the disallowance of the full purchase price of the 64.1 MW of capacity in PVNGS Unit 2, the undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity was leased by PNM, the costs of converting SJGS Units 1 and 4 to BDT, and future contributions for PVNGS decommissioning attributable to 64.1 MW of purchased capacity and the 114.6 MW of capacity under the extended leases. NEE, NM AREA, and ABCWUA filed notices of cross-appeal to PNM’s appeal. The issues appealed by the various cross-appellants included, among other things, the NMPRC allowing PNM to recover any of the costs of the lease extensions for the 114.6 MW of PVNGS Units 1 and 2 and any of the purchase price for the 64.1 MW in PVNGS Unit 2, as well as the costs incurred under the Four Corners CSA and the inclusion of the “prepaid pension asset” in rate base.

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

On May 16, 2019, the NM Supreme Court issued its decision on the matters that had been appealed in the NM 2015 Rate Case. The NM Supreme Court rejected the matters appealed by the cross-appellants and all but one of the matters appealed by PNM, and affirmed the NMPRC’s disallowance of a portion of the purchase price of the 64.1 MW of capacity in PVNGS Unit 2, the undepreciated costs of capital improvements made during the time that the 64.1 MW capacity was leased by PNM, and the costs to install BDT at SJGS Units 1 and 4. The NM Supreme Court ruled that the NMPRC’s decision to permanently disallow recovery of future decommissioning costs related to the 64.1 MW of PVNGS Unit 2 and the 114.6 MW of PVNGS Units 1 and 2 deprived PNM of its rights to due process of law and remanded the case to the NMPRC for further proceedings consistent with the court’s findings. On July 17, 2019, the NMPRC heard oral argument from parties in the case. At oral argument, parties presented various positions ranging from re-litigating the value of PVNGS resources determined by the NMPRC and affirmed by the NM Supreme Court to re-affirming the NMPRC’s final order with a single modification to address recovery of PVNGS decommissioning costs in a future case. The NMPRC has taken no action with respect to this matter since oral argument was presented. PNM cannot predict the outcome of this matter.

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

In February 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”), which was denied. As ordered by the NMPRC, PNM’s next energy efficiency plan filing should include a proposal for an AMI pilot project.

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

On May 10, 2019, PNM filed an application with FERC requesting approval to transmit energy generated from new wind generation facilities using a new 165-mile long 345-kV transmission line and related facilities (the “Western Spirit Line”). Under related agreements, which are subject to certain conditions being met prior to closing, the Western Spirit Line will be purchased by PNM to serve approximately 800 MW of wind generation to be located in eastern New Mexico beginning in 2021. FERC approved PNM’s request to provide transmission to the facilities using an incremental rate based on construction and other ongoing costs for the line, including adjustments for construction costs funded by the customer, effective July 9, 2019 and approved PNM’s request to purchase the Western Spirit Line on August 8, 2019. The NMPRC approved PNM’s planned purchase of the Western Spirit Line on October 2, 2019. See Note 12.

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

Business and Strategic Focus

PNMR strives to create enduring value for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power. The Company works closely with its stakeholders to ensure that resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities. Equally important is the focus of PNMR’s utilities on customer satisfaction and community engagement.

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

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2016 to 2018 period, PNM and TNMP together invested $1,501.7 million in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. During 2018 and 2019, PNM will construct an additional 50 MW of PNM-owned solar-PV facilities, which were approved by the NMPRC in PNM’s 2018 renewable energy procurement plan. In late 2018, PNM became the first utility to install a new type of protective relay on its high-voltage transmission lines, which help to ensure the reliability of PNM’s electrical system. On May 1, 2019, PNM executed an agreement to purchase the Western Spirit Line, which has been approved by FERC and the NMPRC. Under the agreement, PNM will, subject to certain conditions being met prior to closing, purchase the Western Spirit Line upon its expected commercial operation date in 2021 at a net cost of approximately $285 million, including customer reimbursements. PNM’s SJGS Abandonment Application requests NMPRC approval of a replacement resource scenario that would result in PNM investing approximately $298 million to construct and own a new 280 MW gas-fired generation facility to be located at the existing SJGS site, 70 MW of battery storage facilities, and other transmission upgrades to replace PNM’s capacity in SJGS. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico has the 2nd highest technical potential of the 48 contiguous states for utility-scale solar PV as noted in 2015 by the National Renewable Energy Laboratory, while New Mexico is 6th for technical potential for land-based wind. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. The formation of this joint venture provides a more efficient use of PNMR’s capital to support new renewable investment opportunities while maintaining the necessary capital to support investments required by regulated jurisdictions. As of September 30, 2019, NMRD’s renewable energy capacity in operation was 35.1 MW, which includes 30 MW of solar-PV facilities to supply energy to the Facebook data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. In August 2018, the NMPRC approved PNM’s request to enter into two 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be constructed by NMRD to supply power to the Facebook data center. The first 50 MW of these facilities is expected to begin commercial operation in November 2019 and the remaining capacity is expected to begin commercial operation by June 2020. See Note 12. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

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

In December 2018, the NMPRC issued an order accepting PNM’s 2017 IRP as compliant with applicable statute and NMPRC rules. In January 2019, several parties, including The Board of the County of Commissioners for San Juan County, New Mexico, the City of Farmington, New Mexico, appealed the NMPRC’s final order to the NM Supreme Court. In addition, NEE submitted a motion requesting the NMPRC reconsider its acceptance of PNM’s 2017 IRP filing alleging informational inadequacy and deficiencies in PNM’s filing, which was deemed denied. In February 2019, NEE filed a motion with the NM Supreme Court to intervene in the appeal and to seek remand of the matter to the NMPRC. The NM Supreme Court denied NEE’s motion to remand the case and, subsequent to a motion by parties, dismissed the appeal. In September 2019, NEE filed a second motion requesting the NMPRC reconsider its acceptance of PNM 2017 IRP, which was deemed denied. See additional discussion of PNM’s 2017 IRP and PNM’s July 1, 2019 SJGS Abandonment Application below and in Note 12.

In the third quarter of 2019, PNM initiated its 2020 IRP process which will cover the 20-year planning period from 2019 through 2039. Consistent with historical practice, PNM will seek public input from interested parties as part of this process. PNM expects to issue a draft of its IRP by March 2020 and to submit its final 2020 IRP to the NMPRC by July 2020.
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

PNMR’s Sustainability Portal provides key environmental and sustainability information related to PNM’s and TNMP’s operations and is available at http://www.pnmresources.com/about-us/sustainability-portal.aspx. The portal also contains a Climate Change Report, which outlines plans for PNM to be coal-free by 2031 (subject to regulatory approval) and to have an emissions-free generating portfolio by 2040.

The Energy Transition Act (“ETA”)

On June 14, 2019, Senate Bill 489, known as the ETA, became effective. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used to provide utility service to customers and for other costs as defined by the ETA. These costs may include coal mine and plant decommissioning that have not yet been charged to customers. Proceeds from energy transition bonds may also be used to fund severances to employees of the retired facility and related coal mine, and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA and PNM’s SJGS Abandonment Application below and in Notes 11 and 12.

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

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application seeks NMPRC approval to retire PNM’s share of SJGS in mid-2022, and for approval of replacement resources and the issuance of approximately $361 million of energy transition bonds as provided by the ETA. The application includes several replacement resource scenarios including PNM’s recommended replacement scenario, which is consistent with PNM’s goal of having a 100% emissions-free generating portfolio by 2040 and would provide cost savings to customers while preserving system reliability. The application includes three other replacement resource scenarios that would place a greater amount of resources in the San Juan area, or result in no new fossil-fueled generating facilities, or no battery storage facilities being added to PNM’s portfolio. Each of these alternative replacement resource scenarios is expected to result in increased costs to customers and result in lower system reliability when compared to PNM’s recommended replacement resource scenario.

On July 10, 2019, the NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing and the other addressing replacement resources. The NMPRC indicated that PNM’s July 1, 2019 filing is responsive to the January 30, 2019 order but did not definitively indicate if the abandonment and financing proceedings will be evaluated under the requirements of the ETA. The NMPRC’s July 10, 2019 order also extended the deadline to issue the abandonment and financing order to nine months and to issue the replacement resources order to 15 months. On July 22, 2019, Western Resource Advocates filed a motion requesting the NMPRC clarify whether it intends to evaluate the abandonment and financing proceeding under the requirements of the ETA and, in the event the ETA would not be applied, to provide parties an opportunity to present oral arguments on the matter. The NMPRC chair responded to this motion by indicating the Hearing Examiners assigned to the proceeding would address the issue of law applicable to the proceeding. The Hearing Examiners subsequently issued procedural orders setting public hearings on SJGS abandonment and related financing proceedings to begin in December 2019, and on PNM’s proposed replacement resources to begin in January 2020.  The procedural orders also required PNM to file legal brief by August 23, 2019 regarding the extent to which the state constitution might prevent the ETA from applying to the issues in each case, that parties file responses to PNM’s legal briefs by October 18, 2019, and permitting parties to file testimony on the merits of their claims regarding SJGS abandonment and replacement resources if the ETA is ultimately determined to not apply to PNM’s application. On July 29, 2019, Western Resource Advocates filed a motion for interlocutory appeal with the NMPRC indicating that the procedural order will not provide parties adequate time to determine the applicability of the ETA and requesting the NMPRC state their intent to review the proceedings under the requirements of the ETA or under prior law, which was denied. On August 23, 2019, PNM filed legal briefing in support of the applicability of the ETA to all aspects of the consolidated application. On October 18, 2019, various parties filed legal briefings with a range of positions that support or oppose the applicability of the ETA, as well as testimony regarding the SJGS abandonment and financing proceedings.

On August 30, 2019, PNM and other parties filed a petition for a writ of mandamus requesting the NM Supreme Court clarify that the reason underlying its June 2019 decision to deny the stay was due to the passage of the ETA and to clarify that the ETA applies to any application filed after the stay had been lifted. On September 18, 2019, NEE and other advocacy groups filed an amended emergency petition for a writ of mandamus requesting the NM Supreme Court stay the SJGS abandonment and financing proceedings, declare the ETA inapplicable to such proceedings and declare certain provisions of the ETA unconstitutional because they limit the regulatory oversight responsibilities of the NMPRC. In early October 2019, the NM Supreme Court denied both PNM’s and NEE’s petitions for writ of mandamus without discussion. The denial of these petitions by the NM Supreme Court means that the NMPRC will address the applicability of the ETA to PNM’s application. PNM believes the ETA applies to all aspects of the SJGS Abandonment Application and will pursue all available legal remedies to ensure the NMPRC issues a final order consistent with the law. See additional discussion of the SJGS Abandonment Application in Note 12.

The financial impact of an early retirement of SJGS and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the economic impact of a potential SJGS abandonment on the area surrounding the plant and the related mine, as well as the overall political and economic conditions of New Mexico. PNM cannot predict the outcome of this matter.
Other Environmental Matters – In addition to the regional haze rule and the ETA, SJGS and Four Corners may be required to comply with other rules that affect coal-fired generating units. On March 28, 2017, President Trump issued an Executive Order on Energy Independence.  The order sets out two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order rescinds various actions undertaken by the previous administration and directed the EPA Administrator to review and if appropriate suspend, revise, or rescind the Clean Power Plan, as well as other environmental regulations. On June 19, 2019, EPA released the final Affordable Clean Energy rule. EPA is taking three separate actions in the final rule: (1) finalizes the repeal of the Clean Power Plan; (2) finalizes the Affordable Clean Energy rule; and (3) revises the implementing regulations for all emission guidelines issued under Clean Air Act Section 111(d) which, among other things, extends the timing of state plans. EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. The final rule requires states to submit a plan to EPA by July 8, 2022 and then EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a federal plan. The rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after the planned shutdown of SJGS in 2022 (subject to NMPRC approval). The Company is reviewing the rule with respect to impacts to Four Corners. See Note 11.
On December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the Carbon Pollution Standards rule issued in October 2015 for certain fossil-fueled power plants. The proposal would revise the emissions standards for new, reconstructed, or modified coal-fired EGUs to make them less stringent. PNM does not expect SJGS or Four Corners will be subject to the Carbon Pollution Standards rule that EPA has proposed to revise.

PNM’s review of the GHG emission reductions standards under the Affordable Clean Energy rule and the revised proposed Carbon Pollution Standards rule is ongoing. The Affordable Clean Energy rule has been challenged by several parties and may be impacted by further litigation. As discussed above, SJGS may also be required to comply with additional CO2 emissions restrictions issued by the New Mexico Environmental Improvement Board pursuant to the recently enacted ETA. PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance, if any.

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
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As of September 30, 2019, PNM has 137 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 121.2 MW at September 30, 2019. PNM also owns the 500 KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 204 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. If approved by the NMPRC, PNM’s recommended resource scenario to replace the planned retirement of SJGS would result in PNM executing PPAs to purchase renewable energy and RECs from a total of 350 MW of solar-PV facilities and to procure energy from and construct a total of 130 MW of battery storage facilities. If approved, PNM would procure power under a PPA from one of the United States’ largest solar facilities and would have the nation’s highest percentage of battery storage capacity integration.
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

As discussed in Strategic Investments above, PNM is currently purchasing the output of 30 MW of solar capacity from NMRD that is used to serve a Facebook data center. PNM entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of the power and RECs from a 50 MW wind project, which was placed in commercial operation in November 2018, a 166 MW wind project to be operational in November 2020, and a 50 MW solar-PV project to be operational in December 2021. In August 2018, the NMPRC approved PNM’s request to enter into two additional 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be constructed by NMRD to supply power to Facebook. The first 50 MW of these facilities is expected to be placed in commercial operation in November 2019 and the remaining capacity is expected to be placed in commercial operation by June 2020. See Note 12.
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
PNMR also has a dedicated Sustainability Portal on its corporate website, www.pnmresources.com, to provide additional information regarding the Company’s environmental and other sustainability efforts. The site provides the key corporate governance and sustainability information related to the operations of PNM and TNMP. In January 2018, PNM added a Climate Change Report to this portal. The portal also includes information presented under the additional headings: Environment, Generation Portfolio, Social, Economic, and Governance.
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

Volunteerism is an important facet of the PNMR culture. The mission of the PNMR Corporate Volunteer Group is to help make the communities PNMR serves safer, stronger, smarter, and more vibrant. In 2018, PNM and TNMP employees and retirees contributed approximately 11,500 volunteer hours serving their local communities. Company volunteers also actively participate on nonprofit boards, in educational, economic, and environmental forums, as well as safety seminars. PNMR employees are, in large part, responsible for the success of the Company’s customer, stakeholder, and community outreach.
Economic Factors
PNM – In the three months ended September 30, 2019, PNM experienced an increase in weather-normalized retail load of 0.3% compared to 2018. PNM’s retail load increased in the industrial class, which was offset by decreases in the residential and commercial classes. In the nine months ended September 30, 2019, PNM’s weather normalized retail load was flat compared to 2018, which was driven by increased load in the residential and industrial classes offset by decreases in the commercial class. PNM’s retail load benefited from warmer weather conditions in the third quarter of 2019 compared to 2018. Economic conditions in Albuquerque continue to have a positive trend in 2019 with more announcements of businesses moving to the state or expanding and both the private and public sectors adding jobs. Following the announcement of Netflix, Inc. coming to New Mexico last year, NBCUniversal announced in June 2019 a 10-year venture in Albuquerque, New Mexico. In addition, Sandia National Laboratories announced in May 2019 that it plans to hire 1,900 employees by year-end, and another of PNM’s customers announced that it plans to add over 300 jobs in central New Mexico. PNM continues to see steady customer growth in its service territories and the State of New Mexico continues to experience steady job growth.
TNMP – In the three and nine months ended September 30, 2019, TNMP experienced a decrease in volumetric weather-normalized retail load of 2.9% and 2.0% compared to 2018. Demand-based load, excluding retail transmission customers, increased 5.4% and 4.3% in the three and nine months ended September 30, 2019 compared to 2018. TNMP continues to experience increases in new service requests, although the timing of some interconnections that were expected this year have been delayed.
Results of Operations
Net earnings (loss) attributable to PNMR were $45.6 million, or $0.57 per diluted share in the nine months ended September 30, 2019 compared to $140.7 million, or $1.76 per diluted share in 2018. Among other things, earnings in the nine months ended September 30, 2019 benefited from additional revenues due to retail rate increases approved in PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case, higher demand-based revenues at TNMP, higher income from investment securities held in the NDT and coal mine reclamation trusts, and lower interest expense at PNM. These increases were more than offset by mild weather conditions at PNM, regulatory disallowances resulting from the NM Supreme Court’s May 2019 opinion in PNM’s appeal of the NMPRC’s decisions in the NM 2015 Rate Case, lower transmission cost of service revenues as a result of a reallocation of costs in TNMP’s 2018 Rate Case, higher employee related expenses at PNM and TNMP, increased depreciation and property taxes due to increased plant in service at PNM and TNMP, as well as increased depreciation rates resulting from TNMP’s 2018 Rate Case, and lower interest income on the Westmoreland Loan at PNMR. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.
Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million and currently expire in October 2023. Both facilities provide for short-term borrowings and letters of credit and can be extended through October 2024, subject to approval by a majority of the lenders. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico, which expires in December 2022, and TNMP has a $75.0 million revolving credit facility, which expires in September 2022. PNMR Development has a revolving credit facility with a capacity of $40.0 million, with the option to further increase the capacity up to $50.0 million upon 15-days advance notice, that expires in February 2020.

The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. Total availability for PNMR on a consolidated basis was $714.1 million at October 25, 2019. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures, capital contributions for PNMR Development’s 50% ownership interest in NMRD, and dividends, will total $4,381.3 million for 2019-2023, including amounts expended through September 30, 2019. The construction expenditures include estimated amounts for 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, an anticipated expansion of PNM’s transmission system, including the planned purchase of the Western Spirit Line, and proposed replacement generation resources included in PNM’s SJGS Abandonment Application.

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

After considering the effects of these financings, the Company has consolidated maturities of long-term and short-term debt aggregating $535.3 million in the period from November 1, 2019 through October 31, 2020, and an additional $440.0 million that will mature by March 31, 2021. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2019-2023 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$102.8	$87.5	$15.3	$45.6	$140.7	$(95.1)
Average diluted common and common equivalent shares	80.0	80.0	—	80.0	80.0	—
Net earnings attributable to PNMR per diluted share	$1.28	$1.09	$0.19	$0.57	$1.76	$(1.19)

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(In millions)
PNM	$3.3	$(98.8)
TNMP	9.0	3.6
Corporate and Other	3.0	0.1
Net change	$15.3	$(95.1)

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

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(In millions)
Electric operating revenues	$331.1	$331.4	$(0.3)	$838.6	$832.1	$6.5
Cost of energy	84.9	92.4	(7.5)	243.1	229.5	13.6
Utility margin	246.2	239.0	7.2	595.5	602.6	(7.1)
Operating expenses	97.2	98.0	(0.8)	459.2	305.6	153.6
Depreciation and amortization	40.5	38.5	2.0	119.6	113.3	6.3
Operating income	108.5	102.5	6.0	16.8	183.7	(166.9)
Other income (deductions)	4.3	6.0	(1.7)	30.0	9.9	20.1
Interest charges	(18.5)	(18.1)	(0.4)	(55.4)	(58.9)	3.5
Segment earnings (loss) before income taxes	94.2	90.4	3.8	(8.6)	134.7	(143.3)
Income (taxes) benefit	(9.5)	(9.0)	(0.5)	32.0	(11.0)	43.0
Valencia non-controlling interest	(3.9)	(3.9)	—	(10.2)	(11.7)	1.5
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$80.7	$77.4	$3.3	$12.8	$111.6	$(98.8)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change
	(Gigawatt hours, except customers)
Residential	1,023.9	996.4	2.8%	2,480.1	2,495.5	(0.6)%
Commercial	1,079.7	1,065.5	1.3	2,841.6	2,917.0	(2.6)
Industrial	313.8	229.9	36.5	830.1	645.7	28.6
Public authority	69.1	73.6	(6.1)	172.8	185.1	(6.6)
Economy energy service (1)	169.5	160.4	5.7	490.3	503.4	(2.6)
Other sales for resale	856.2	644.8	32.8	2,215.3	1,805.0	22.7
	3,512.2	3,170.6	10.8%	9,030.2	8,551.7	5.6%
Average retail customers (thousands)	530.6	526.9	0.7%	529.7	525.8	0.8%

(1) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

Operating Results – Three Months Ended September 30, 2019 compared to 2018

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2019
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC effective February 1, 2018 and January 1, 2019 (Note 12)	$1.7
Retail customer usage/load – Weather normalized KWh sales increased 0.3%, primarily due to increased sales to industrial customers, offset by decreased sales to residential and commercial customers	(0.3)
Weather – Warmer weather in 2019; cooling degree days were 14.3% higher	5.7
Transmission – Increase primarily due to the addition of new customers	1.4
Rate riders – Includes renewable energy, fuel clause and energy efficiency	1.4
Coal mine decommissioning – Decrease primarily due to remeasurement of PNM’s obligation for Four Corners coal mine reclamation (Note 11)	(1.5)
Other	(1.2)
Net Change	$7.2

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2019
Change
Operating expenses:	(In millions)

Lower plant maintenance costs at SJGS, PVNGS, and gas-fired plants, partially offset by higher plant maintenance costs at Four Corners	$(1.3)
Higher capitalized administrative and general expenses due to higher construction spending in 2019	(0.4)
2018 regulatory disallowance resulting from the NMPRC’s September 28, 2016 order in PNM’s 2015 Rate Case (Note 12)	(0.9)
2018 decrease in estimated coal mine reclamation costs associated with ownership restructuring of SJGS (Note 11)	2.5
Lower property and casualty expense due to favorable claims experience	(0.4)
Other	(0.3)
Net Change	$(0.8)

Depreciation and amortization:

Increased utility plant in service, including solar facilities under the renewable rider	$1.4
Other	0.6
Net Change	$2.0

Other income (deductions):

Lower gains on investment securities in the NDT and coal mine reclamation trusts	$(0.8)
Higher trust expenses related to investment securities in the NDT and coal mine reclamation trusts	(0.7)
Other	(0.2)
Net Change	$(1.7)

Interest charges:

Lower interest on $100.0 million of SUNs refinanced in August 2018	$0.3
Higher interest on term loan agreements	(0.4)
Interest on deposit by PNMR Development for potential transmission interconnections, which is offset in Corporate and Other	(0.2)
Other	(0.1)
Net Change	$(0.4)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(1.0)
Amortization of excess deferred income taxes (Note 14)	0.4
Other	0.1
Net Change	$(0.5)

Operating Results – Nine Months Ended September 30, 2019 compared to 2018

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2019
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC effective February 1, 2018 and January 1, 2019 (Note 12)	$4.8
Retail customer usage/load – Weather normalized KWh sales were flat due to decreased sales to commercial customers, partially offset by increased sales to residential and industrial customers	(1.3)
Weather – Milder weather in 2019; cooling degree days were 12.9% lower	(5.5)
Transmission – Increase primarily due to the addition of new customers, partially offset by lower revenues under formula transmission rates	0.8
Rate riders – Includes renewable energy, fuel clause and energy efficiency riders	(2.6)
Coal mine decommissioning – Decrease primarily due to remeasurement of PNM’s obligation for Four Corners coal mine reclamation and higher accretion expense on SJGS coal mine reclamation (Note 11)	(2.2)
Other	(1.1)
Net Change	$(7.1)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2019
Change
Operating expenses:	(In millions)

Lower plant maintenance costs at Four Corners and PVNGS, partially offset by higher plant maintenance costs at SJGS and gas-fired plants	$(0.5)
Higher capitalized administrative and general expenses due to higher construction spending in 2019	(1.1)
Accelerated recovery of SNCR technology on SJGS Units 1 and 4	0.3
Regulatory disallowance resulting from the NM Supreme Court’s May 2019 decision in PNM’s appeal of the NM 2015 Rate Case (Note 12)	147.9
2018 decrease in estimated coal mine reclamation costs associated with ownership restructuring (Note 11)	2.5
Higher employee related, outside service, and vegetation management expenses	5.7
Other	(1.2)
Net Change	$153.6

Depreciation and amortization:

Increased utility plant in service, including solar facilities under the renewable rider	$4.5
Higher depreciation resulting from amortization of stranded costs associated with the retirement of SJGS Units 2 and 3	0.5
Other	1.3
Net Change	$6.3

Nine Months Ended September 30, 2019
Change
Other income (deductions):	(In millions)

Higher gains on investment securities in the NDT and coal mine reclamation trusts	$19.2
Lower equity AFUDC	(0.6)
Higher interest income and lower trust expenses related to investment securities in the NDT and coal mine reclamation trusts	1.8
Other	(0.3)
Net Change	$20.1

Interest charges:

Lower interest on $350.0 million of SUNs refinanced in May 2018	$5.9
Lower interest on $100.0 million of SUNs refinanced in August 2018	1.8
Lower debt AFUDC	(0.9)
Higher interest on term loan agreements	(1.8)
Interest on deposit by PNMR Development for potential transmission interconnections, which is offset in Corporate and Other (Note 9)	(1.4)
Other	(0.1)
Net Change	$3.5

Income (taxes) benefits:

Lower segment earnings before income taxes	$36.0
Amortization of excess deferred income taxes due to lower segment earnings before income taxes, excluding discrete items (Note 14)	0.3
Reversal of excess deferred income taxes resulting from regulatory disallowances in the NM 2015 Rate Case (Note 12)	7.5
Increase due to lower excess tax benefits related to stock compensation awards (Note 8)	(0.5)
Other	(0.3)
Net Change	$43.0

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

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(In millions)
Electric operating revenues	$102.5	$91.3	$11.2	$274.8	$260.7	$14.1
Cost of energy	23.8	21.2	2.6	71.0	64.3	6.7
Utility margin	78.7	70.1	8.6	203.8	196.5	7.3
Operating expenses	24.1	25.1	(1.0)	73.3	73.6	(0.3)
Depreciation and amortization	22.0	17.2	4.8	62.7	49.7	13.0
Operating income	32.6	27.8	4.8	67.8	73.2	(5.4)
Other income (deductions)	1.8	1.2	0.6	3.1	3.1	—
Interest charges	(7.0)	(8.2)	1.2	(22.4)	(23.8)	1.4
Segment earnings before income taxes	27.3	20.7	6.6	48.4	52.5	(4.1)
Income (taxes)	(2.2)	(4.6)	2.4	(4.0)	(11.6)	7.6
Segment earnings	$25.1	$16.1	$9.0	$44.5	$40.9	$3.6

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change
Volumetric load (1) (GWh)
Residential	1,051.0	1,005.0	4.6%	2,406.1	2,452.0	(1.9)%
Commercial and other	8.2	8.3	(1.2)	23.6	24.3	(2.9)
Total volumetric load	1,059.2	1,013.3	4.5%	2,429.7	2,476.3	(1.9)%
Demand-based load (2) (MW)	5,003.2	4,887.8	2.4%	14,312.7	13,540.8	5.7%
Average retail consumers (thousands) (3)	255.7	252.2	1.4%	254.8	251.1	1.5%

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

Operating Results – Three Months Ended September 30, 2019 compared to 2018

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2019
Change
Utility margin:	(In millions)

Retail rate relief – TNMP 2018 Rate Case retail rate increase effective January 1, 2019, including integration of amounts previously recovered in the AMS rate rider and the effect of rate design changes between customer classes (Note 12)	$4.1
Transmission rate relief – Increase in transmission cost of service rates primarily resulting from current year filings, net of changes resulting from the TNMP 2018 Rate Case (Note 12)	0.6
Retail customer usage/load – Weather normalized KWh sales decreased 2.9%; the average number of retail consumers increased 1.4%	(0.7)
Demand-based customer usage/load – Higher demand-based revenues for large commercial and industrial customers; billed demand excluding retail transmission customers increased 5.4%	0.9
Weather – Warmer weather in 2019; cooling degree days were 9.8% higher in 2019	1.8
Rate Riders – Impacts of rate riders, including the CTC surcharge, energy efficiency rider, and transmission cost recovery factor	1.9
Net Change	$8.6

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2019
Change
Operating expenses:	(In millions)

Higher employee related expenses	$0.2
Lower vegetation management expenses	(0.5)
Higher capitalization of administrative and general and other expenses due to higher construction expenditures	(1.0)
Higher property taxes due to increased utility plant in service	0.2
Other	0.1
Net Change	$(1.0)

Depreciation and amortization:

Increased utility plant in service	$1.8
Higher depreciation rates approved in the TNMP 2018 Rate Case	2.5
Amortization of AMS and Hurricane Harvey regulatory assets approved in the TNMP 2018 Rate Case	0.6
Other	(0.1)
Net Change	$4.8

Three Months Ended September 30, 2019
Change
Other income (deductions):	(In millions)

Higher equity AFUDC	$0.2
Higher CIAC	0.3
Other	0.1
Net Change	$0.6

Interest charges:

Repayment of $172.3 million 9.50% first mortgage bonds in April 2019	$4.1
Issuance of $225.0 million first mortgage bonds in March 2019	(2.0)
Issuance of $80.0 million first mortgage bonds in July 2019	(0.7)
Issuance of $20.0 million term loan in July 2018 and $15.0 million in December 2018	(0.2)
Net Change	$1.2

Income (taxes) benefits:

Higher segment earnings before income taxes	$(1.4)
Amortization of excess deferred federal income taxes (Note 14)	4.2
Other	(0.4)
Net Change	$2.4
Operating Results – Nine Months Ended September 30, 2019 compared to 2018

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2019
Change
Utility margin:	(In millions)

Retail rate relief – TNMP 2018 Rate Case retail rate increase effective January 1, 2019, including integration of amounts previously recovered in the AMS rate rider and the effect of rate design changes between customer classes (Note 12)	$6.5
Transmission rate relief – Decrease in transmission cost of service rates primarily resulting from the TNMP 2018 Rate Case offset by current year filings	(1.0)
Retail customer usage/load – Weather normalized KWh sales decreased 2.0%; the average number of retail consumers increased 1.5%	(1.2)
Demand-based customer usage/load - Higher demand-based revenues for large commercial and industrial customers; billed demand excluding retail transmission customers increased 4.3%	2.4
Weather – Milder weather through the first two quarters in 2019 was offset by warmer weather in the third quarter	(0.2)
Rate Riders – Impacts of rate riders, including the CTC surcharge, energy efficiency rider, and transmission cost recovery factor	0.8
Net Change	$7.3

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2019
Change
Operating expenses:	(In millions)

Higher employee related expenses	$1.6
Higher capitalization of administrative and general and other expenses due to higher construction expenditures	(2.1)
Higher property taxes due to increased utility plant in service	0.7
Lower vegetation management expenses	(0.9)
Other	0.4
Net Change	$(0.3)

Depreciation and amortization:

Increased utility plant in service	$4.2
Higher depreciation rates approved in the TNMP 2018 Rate Case	7.0
Higher amortization of AMS and Hurricane Harvey regulatory assets approved in the TNMP 2018 Rate Case (Note 12)	1.6
Other	0.2
Net Change	$13.0

Other income (deductions):

Higher equity AFUDC	$0.2
Lower CIAC	(0.2)
Net Change	$—

Interest charges:

Repayment of $172.3 million 9.50% first mortgage bonds in April 2019	$8.1
Issuance of $225.0 million first mortgage bonds in March 2019	(4.1)
Issuance of $80.0 million first mortgage bonds in July 2019	(0.7)
Issuance of $60.0 million first mortgage bonds in June 2018	(1.2)
Issuance of $20.0 million term loan in July 2018 and $15.0 million in December 2018	(0.7)
Net Change	$1.4

Income (taxes) benefits:

Lower segment earnings before income taxes	$0.8
Amortization of excess deferred federal income taxes (Note 14)	7.4
Other	(0.6)
Net Change	$7.6

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(5.3)	(3.6)	(1.7)	(16.6)	(14.0)	(2.6)
Depreciation and amortization	5.8	5.9	(0.1)	17.5	17.4	0.1
Operating income (loss)	(0.5)	(2.4)	1.9	(0.9)	(3.4)	2.5
Other income (deductions)	(0.3)	(0.2)	(0.1)	(1.2)	2.1	(3.3)
Interest charges	(4.8)	(4.2)	(0.6)	(14.0)	(14.2)	0.2
Segment earnings (loss) before income taxes	(5.6)	(6.7)	1.1	(16.1)	(15.6)	(0.5)
Income (taxes) benefit	2.6	0.7	1.9	4.4	3.8	0.6
Segment earnings (loss)	$(3.0)	$(6.0)	$3.0	$(11.7)	$(11.8)	$0.1

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. Operating expenses for the three and nine months ended September 30, 2018 include approximately $1.5 million in legal and consulting costs that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense and other income (deductions) are offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended September 30, 2019 compared to 2018

The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2019
Change
Other income (deductions):	(In millions)

Lower equity method investment income from NMRD	$(0.1)
Net Change	$(0.1)

Interest charges:

Issuance of $90.0 million PNMR Development Term Loan in November 2018	$(0.7)
Issuance of $50.0 million PNMR 2018 Two-Year Term Loan	(0.4)
Repayment of $100.0 million PNMR 2016 Two-Year Term Loan	0.7
Higher short-term borrowings	(0.2)
Elimination of intercompany interest	0.2
Other	(0.2)
Net Change	$(0.6)

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$2.4
Lower segment loss before income taxes	(0.3)
Other	(0.2)
Net Change	$1.9

Operating Results – Nine Months Ended September 30, 2019 compared to 2018

The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2019
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan	$(2.7)
Lower equity method investment income from NMRD	(0.2)
Increase in donations and other contributions	(0.1)
Other	(0.3)
Net Change	$(3.3)

Interest charges:

Issuance of $90.0 million PNMR Development Term Loan in November 2018	$(2.2)
Issuance of $300.0 million PNMR 2018 SUNs in March 2018	(1.8)
Repayment of $150.0 million PNMR 2015 Term Loan in March 2018	0.8
Issuance of $50.0 million PNMR 2018 Two-Year Term Loan	(1.2)
Repayment of $100.0 million PNMR 2016 Two-Year Term Loan	1.8
Lower short-term borrowings	0.1
Repayment of the BTMU Term Loan in May 2018	1.8
Elimination of intercompany interest	1.4
Other	(0.5)
Net Change	$0.2

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$0.6
Larger segment loss before income taxes	0.1
Other	(0.1)
Net Change	$0.6

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2019 compared to September 30, 2018 are summarized as follows:

	Nine Months Ended September 30,
	2019	2018	Change
	(In millions)
Net cash flows from:
Operating activities	$351.3	$316.9	$34.4
Investing activities	(484.3)	(326.5)	(157.8)
Financing activities	151.0	40.6	110.4
Net change in cash and cash equivalents	$18.0	$31.0	$(13.0)
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

	Nine Months Ended September 30,
	2019	2018	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(50.3)	$(47.5)	$(2.8)
Renewables	(49.6)	—	(49.6)
Transmission and distribution	(117.0)	(100.8)	(16.2)
Four Corners SCRs	—	(7.3)	7.3
Nuclear fuel	(17.9)	(21.9)	4.0
	(234.8)	(177.5)	(57.3)
TNMP:
Transmission	(65.5)	(78.0)	12.5
Distribution	(129.6)	(92.8)	(36.8)
	(195.1)	(170.8)	(24.3)
Corporate and Other:
Computer hardware and software	(15.0)	(17.2)	2.2
Total cash (outflows) for additions to utility plant	$(444.9)	$(365.5)	$(79.4)

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$375.3	$911.9	$(536.6)
Purchases of investment securities	(385.3)	(920.2)	534.9
Principal payments on the Westmoreland Loan	—	56.6	(56.6)
Investments in NMRD	(29.3)	(9.0)	(20.3)
Other, net	(0.1)	(0.3)	0.2
Total cash (outflows) from investing activities	$(484.3)	$(326.5)	$(157.8)

Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•	Short-term borrowings increased $53.7 million in 2019 compared to a decrease of $42.8 million in 2018, resulting in a net increase in cash flows from financing activities of $96.5 million

•	In 2019, PNM borrowed $250.0 million under the PNM 2019 Term Loan and used the proceeds to repay the $200.0 million PNM 2017 Term Loan

•	In 2019, TNMP issued $305.0 million of TNMP 2019 Bonds and used the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds

•	In 2018, PNMR issued $300.0 million aggregate principal amount of 3.250% SUNs and used the proceeds to repay the $150.0 million PNMR 2015 Term Loan Agreement and to reduce short-term borrowings

•	In 2018, PNM issued $350.0 million of SUNs and repaid $350.0 million of 7.95% of SUNs

•	NM Capital made principal payments on the BTMU Term Loan Agreement of $50.1 million in 2018

•	In 2018, TNMP issued $60.0 million of 3.85% first mortgage bonds and used the proceeds to reduce short-term borrowings and for general corporate purposes

•	In 2018, TNMP borrowed $20.0 million under the TNMP 2018 Term Loan Agreement and used the proceeds to reduce short-term borrowings and for general corporate purposes

•	In 2018, PNM issued $100.0 million of SUNs and repaid $100.0 million of 7.50% of SUNs

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

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which WSJ LLC is required to post in connection with permits relating to the operation of the San Juan mine. See Note 11.

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

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock, and capital contributions for PNMR Development’s 50% ownership interest in NMRD. Key activities in PNMR’s current construction program include:

•	Upgrading and replacing generation resources and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through September 30, 2019, are:

	2019	2020-2023	Total
	(In millions)
Construction expenditures	$604.7	$3,248.0	$3,852.7
Capital contributions to NMRD	37.0	27.0	64.0
Dividends on PNMR common stock	92.4	369.6	462.0
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$734.6	$3,646.7	$4,381.3

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include $60.0 million for 50 MW of new solar facilities included in PNM’s 2018 renewable energy procurement plan, and approximately $145.3 million in 2019-2021 for anticipated expansions of PNM’s transmission system. Also included in the table above is a net amount of approximately $285 million in 2020-2021 for PNM’s May 1, 2019 agreement to purchase the Western Spirit Line, subject to certain conditions being met prior to closing. Also included in the table above are approximately $298 million in 2020-2022 for proposed replacement generation resources included in PNM’s SJGS Abandonment Application as discussed in Note 12. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the nine months ended September 30, 2019, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. The $150.0 million PNMR 2018 One-Year Term Loan will mature in December 2019. PNM has $100.3 million of long-term debt that must be repriced by June 2020 and the $250.0 million PNM 2019 Term Loan matures in July 2020. In addition, the $35.0 million TNMP 2018 Term Loan matures in July 2020, the $90.0 million PNMR Development Term Loan matures in November 2020, the $50.0 million PNMR 2018 Two-Year Term Loan matures in December 2020, and the $300.0 million PNMR 2018 SUNs mature on March 9, 2021. Note 7 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. The Company anticipates that funds to repay long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under the revolving credit facilities, issuance of new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity

PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility. The PNMR and PNM facilities currently expire in October 2023 but can be extended through October 2024, subject to approval by a majority of the lenders. The $75.0 million TNMP Revolving Credit Facility matures in September 2022. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

On February 22, 2019, PNMR Development amended its revolving credit facility to increase the capacity to $25.0 million. On July 22, 2019, the PNMR Development Revolving Credit Facility was amended to increase the capacity to $40.0 million with the option to further increase the capacity to $50.0 million upon 15-days advance notice. The facility bears interest at a variable rate, contains terms similar to the PNMR Revolving Credit Facility, and expires on February 24, 2020. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities. See Note 1.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$36.1	$—	$40.0
PNM 2017 New Mexico Credit Facility	—	25.0	—	25.0
TNMP Revolving Credit Facility	—	15.0	—	55.0
PNMR Revolving Credit Facility	66.0	97.2	20.0	97.2
PNMR Development Revolving Credit Facility	21.9	38.9	6.0	38.9
At September 30, 2019, the average interest rates were 3.29% for the PNMR Revolving Credit Facility, 2.81% for the PNMR 2018 One-Year Term Loan, 2.77% for the TNMP Revolving Credit Facility, and 3.05% for the PNMR Development Revolving Credit Facility.
The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements during the 2019-2023 period, including interim financing to fund construction of replacement resources prior to the issuance of the energy transition bonds included in PNM’s SJGS Abandonment Application. See Note 12. This could include new debt and/or equity issuances. The Company anticipates utilizing equity instruments such as mandatory convertible securities or forward block sales to raise equity starting in 2020 to fund capital requirements and balance its capital structure. The Company also expects to issue new debt periodically to fund capital investments. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements. However, if difficult market conditions return, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.
Information concerning the credit ratings for PNMR, PNM, and TNMP was set forth under the heading Liquidity in the MD&A contained in the 2018 Annual Reports on Form 10-K. As of October 25, 2019, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Corporate rating	BBB+	BBB+	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB	BBB+	*
Preferred stock	*	BBB-	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	Baa3	Baa2	*
* Not applicable

Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. On January 16, 2018, S&P changed the outlook for PNMR, PNM, and TNMP from stable to negative while affirming the ratings above for all the entities. On June 29, 2018, Moody’s changed the ratings outlook for PNMR and PNM from positive to stable, maintained the stable outlook for TNMP, and affirmed the long-term credit ratings of each entity. On August 1, 2019, Moody’s affirmed the credit rating and stable outlook for PNM and TNMP. On August 9, 2019, Moody’s affirmed the credit rating and stable outlook for PNMR. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of October 25, 2019 is as follows:

	PNM	TNMP	PNMR Separate	PNMR Development	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$400.0	$75.0	$300.0	$40.0	$815.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$40.0	$855.0

Amounts outstanding as of October 25, 2019:
Revolving credit facility	$—	$15.3	$79.4	$38.9	$133.6
PNM 2017 New Mexico Credit Facility	—	—	—	—	—
Letters of credit	2.5	0.1	4.7	—	7.3
Total short-term debt and letters of credit	2.5	15.4	84.1	38.9	140.9

Remaining availability as of October 25, 2019	$437.5	$59.6	$215.9	$1.1	$714.1
Invested cash as of October 25, 2019	$20.5	$—	$0.9	$—	$21.4
In addition to the above, PNMR has $30.3 million of letters of credit outstanding under the JPM LOC Facility. The above table excludes intercompany debt. As of October 25, 2019, PNM and TNMP had no intercompany borrowings from PNMR however, PNMR Development had $0.1 million of intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires in March 2021. PNM has a shelf registration statement for up to $475.0 million of senior unsecured notes that expires in May 2020.
Off-Balance Sheet Arrangements

PNMR has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Commitments and Contractual Obligations
PNMR, PNM, and TNMP have contractual obligations for long-term debt, leases, construction expenditures, purchase obligations, and certain other long-term obligations. See MD&A – Commitments and Contractual Obligations in the 2018 Annual Reports on Form 10-K.

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

Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include lease obligations as debt.

	September 30, 2019	December 31, 2018
PNMR
PNMR common equity	36.9%	38.6%
Preferred stock of subsidiary	0.3	0.3
Long-term debt	62.8	61.1
Total capitalization	100.0%	100.0%
PNM
PNM common equity	45.3%	45.6%
Preferred stock	0.4	0.4
Long-term debt	54.3	54.0
Total capitalization	100.0%	100.0%
TNMP
Common equity	49.4%	53.9%
Long-term debt	50.6	46.1
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY
Climate Change Issues

Background
For the past several years, management has identified multiple risks and opportunities related to climate change, including potential environmental regulation, technological innovation, and availability of fuel and water for operations, as among the most significant risks facing the Company. Accordingly, these risks are overseen by the Board in order to facilitate more integrated risk and strategy oversight and planning. Board oversight includes understanding the various challenges and opportunities presented by these risks, including the financial consequences that might result from enacted and potential federal and/or state regulation of GHG; plans to mitigate these risks; and the impacts these risks may have on the Company’s strategy. In addition, the Board approves certain procurements of environmental equipment, grid modernization technologies, and replacement generation resources.
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

As part of management’s continuing effort to monitor climate-related risks and opportunities, the Company is evaluating different climate change disclosure frameworks, including the framework created by the Task Force on Climate-related Financial Disclosures and the framework created by Edison Electric Institute. The Company is also participating in an Electric Power Research Institute project that is analyzing climate change scenarios and GHG goal setting.

The Company cannot anticipate or predict the potential long-term effects of climate change or climate change related regulation on its assets and operations.

Greenhouse Gas Emissions Exposures
In 2018, GHG associated with PNM’s interests in its fossil-fueled generating plants included approximately 5.6 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.

As of December 31, 2018, approximately 66% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. This reflects the retirement of SJGS Units 2 and 3 that occurred in December 2017 and the restructuring of ownership in SJGS Unit 4. These events reduced PNM’s entitlement in SJGS from 783 MW to 562 MW and caused the Company’s output of GHG to decrease when compared to 2017. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, between 2007 and 2018, production from PNM’s largest single renewable energy resource, New Mexico Wind, has varied from a high of 580 GWh in 2011 to a low of 405 GWh in 2014. Variations are primarily due to how much and how often the wind blows. In addition, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.
PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. As described in Note 16 of the Notes to Consolidated Financial Statements in the 2018 Annual Reports on Form 10-K, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 41% of GHG from the Company’s owned interests in SJGS, below 2005 levels. PNM’s 2017 IRP indicates that retiring PNM’s share of SJGS in 2022 and exiting ownership in Four Corners in 2031 would provide long-term cost savings to its customers. See additional discussion of PNM’s 2017 IRP and the SJGS Abandonment Application in Note 12. If approved by the NMPRC, retiring PNM’s share of SJGS and exiting participation in Four Corners would further reduce PNM’s GHG.
As of December 31, 2018, PNM owns or procures power under PPAs from 508 MW of capacity from renewable generation resources, which include solar-PV, wind, and geothermal facilities. In addition, the NMPRC has granted PNM authority to construct and own 50 MW of solar-PV capacity to serve retail customers beginning in 2020, and to procure an aggregate of 316 MW of renewable energy and RECs from solar-PV and wind facilities to serve a data center located in PNM’s service territory. PNM’s 2020 renewable energy procurement plan, which is pending NMPRC approval, includes a request to procure an additional 140 MW of wind energy to serve retail customers beginning in 2021 and PNM’s SJGS Abandonment Application, which was filed with the NMPRC on July 1, 2019, includes a request to replace SJGS capacity with 350 MW of solar-PV, 130 MW of battery storage facilities, and 280 MW of new gas-fired peaking capacity. If approved, these resources would result in PNM owning, leasing, or procuring through PPAs capacity from renewable resources and battery storage facilities totaling 1,444 MW and capacity from emissions-free resources totaling 1,846 MW. See additional discussion of these resources in Notes 11 and 12.
PNM also has a customer distributed solar generation program that represented 121.2 MW at September 30, 2019. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 242.4 GWh. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 3,832 GWh of electricity through 2018. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 8,756 GWh of electricity, which will avoid at least 4.7 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.
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

EPA Regulation

In April 2007, the US Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding for GHG from new motor vehicles, stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas Tailoring Rule to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule was to “tailor” the applicability of two programs, the PSD construction permit and Title V operating permit programs, to avoid impacting millions of small GHG emitters. On June 23, 2014, the US Supreme Court found EPA lacked authority to “tailor” the CAA’s unambiguous numerical thresholds of 100 or 250 tons per year, and thus held EPA may not require a source to obtain a PSD permit solely on the basis of its potential GHG. However, the court upheld EPA’s authority to apply the PSD program for GHG to “anyway” sources - those sources that have to comply with the PSD program for other non-GHG pollutants.

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

Multiple states, utilities, and trade groups filed petitions for review in the DC Circuit to challenge both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources. Numerous parties also simultaneously filed motions to stay the Clean Power Plan during the litigation. The DC Circuit refused to stay the rule, but 29 states and state agencies successfully petitioned the US Supreme Court for a stay, which was granted on February 9, 2016, thus halting implementation of the Clean Power Plan. With the US Supreme Court stay in place, the DC Circuit heard oral arguments on the merits of the Clean Power Plan on September 27, 2016 in front of a 10-judge en banc panel. However, before the DC Circuit could issue an opinion, President Trump took office and his administration asked the court to hold the case in abeyance while the rule was re-evaluated, which the court granted. On September 17, 2019, the DC Circuit issued an order that granted motions by various petitioners, including industry groups and EPA, to dismiss the cases challenging the Clean Power Plan as moot due to EPA’s issuance of the Affordable Clean Energy rule, which repeals the Clean Power Plan.

On March 28, 2017, President Trump issued an Executive Order titled “Promoting Energy Independence and Economic Growth.” Among its goals are to “promote clean and safe development of our Nation’s vast energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production, constrain economic growth, and prevent job creation.” The order rescinds several key pieces of the Obama Administration’s climate agenda, including the Climate Action Plan and the Final Guidance on Consideration of Climate Change in NEPA Reviews. It directs agencies to review and suspend, revise or rescind any regulations or agency actions that potentially burden the development or use of domestically produced energy resources. Most notably, the order directed EPA to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Carbon Pollution Standards for new, reconstructed or modified electric utilities, (2) the Clean Power Plan, (3) the Proposed Clean Power Plan Model Trading Rules, and (4) the Legal Memorandum supporting the Clean Power Plan. In response, EPA signed a NOPR to repeal the Clean Power Plan on October 10, 2017. The notice proposed a legal interpretation concluding that the Clean Power Plan exceeded EPA’s statutory authority. On June 19, 2019, EPA released the final version of the Affordable Clean Energy rule. EPA takes three actions in the final rule: (1) finalizes the repeal of the Clean Power Plan; (2) finalizes the Affordable Clean Energy rule; and (3) revises the implementing regulations for all emission guidelines issued under CAA Section 111(d) which, among other things, extends the timing of state plans. EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. The final rule requires states to submit a plan to EPA by July 8, 2022 and then EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a federal plan. The Affordable Clean Energy rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after the planned shutdown of SJGS in 2022 (subject to NMPRC approval).
While corresponding NSR reform regulations were proposed as part of the proposed Affordable Clean Energy rule, the final rule did not include such reform measures. EPA has indicated that it plans to finalize the proposed NSR reform in 2020. Unrelated to the Affordable Clean Energy Rule, EPA issued a proposed rule on August 1, 2019 to clarify one aspect of the pre-construction review process for evaluating whether the NSR permitting program would apply to a proposed project at an existing source of emissions. The proposed rule clarifies that both emissions increases and decreases resulting from projects are to be considered in determining whether the proposed project will result in an increase in air emissions.
On December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the Carbon Pollution Standards rule published in October 2015 for new, reconstructed, or modified coal-fired EGUs. The proposed rule would revise the standards for new coal-fired EGUs based on the revised BSER as the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units), instead of partial carbon capture and sequestration. As a result, the proposed rule contains less stringent CO2 emission performance standards for new units. EPA has also proposed revisions to the standards for reconstructed and modified fossil-fueled power plants to align with the proposed standards for new units. EPA is not proposing any changes nor reopening the standards of performance for newly constructed or reconstructed stationary combustion turbines. The 2018 proposed Carbon Pollution Standards rule could also impact PNM’s generation fleet to the extent any EGUs qualify as new, reconstructed, or modified, although that rule remains under review by EPA and the DC Circuit. Comments on the proposal were due on March 18, 2019 and a final rule is expected in late 2019.
The Affordable Clean Energy rule has been challenged by several parties and may be impacted by further litigation. The results of additional judicial review and the outcome of those proceedings cannot be predicted.

Federal Legislation

Prospects for enactment in Congress of legislation imposing a new or enhanced regulatory program to address climate change are unlikely in 2019.  Although the democratic leadership in the U.S. House of Representatives may soon begin to reconsider proposals for legislation aimed at addressing climate change, such legislation is unlikely to pass the republican controlled U.S. Senate or be signed by the President.
State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the evolving nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  In its 2017 IRP, PNM analyzed resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 and for scenarios that assumed SJGS will cease operations by the end of 2022 as discussed in Note 12. The key findings of the 2017 IRP include that exiting SJGS in 2022 would provide long-term economic benefits to PNM’s customers and that PNM exiting its ownership interest in Four Corners in 2031 would also save customers money. The materials presented in the IRP process are available at www.pnm.com\irp. See additional discussion of PNM’s 2017 IRP in Note 12.
Senate Bill 489, known as the Energy Transition Act (“ETA”) was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “financing costs” (as defined by the ETA). These costs may include coal mine decommissioning, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under an NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA in Note 11. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. The applicability of the ETA to PNM’s SJGS Abandonment filing has been challenged by several parties and is currently being reviewed by the NMPRC. See additional discussion of PNM’s SJGS Abandonment Application in Note 12. PNM cannot predict the full impact of the ETA or the outcome of its existing and potential future generating resource abandonment filings with the NMPRC.
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
On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by approximately 200 parties, requires that countries submit Intended Nationally Determined Contributions (“INDCs”). INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The United States INDC was part of an overall effort by the former administration to have the United States achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry was a key element of its INDC and was based on EPA’s GHG regulations for new, existing, and modified and reconstructed sources at that time. Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016.  On June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement. In his public statement, he indicated that the United States would “begin negotiations to reenter either the Paris Accord or a new transaction on terms that are fair to the United States, its businesses, its workers, its people, its taxpayers.” The United States continues to hold the position that it will withdraw from the Paris Agreement unless it can negotiate better terms. The earliest date that the United States could give formal notification of its withdrawal is November 4, 2020. In the interim, the United States continues to participate in international climate negotiations. It is uncertain if the United States will choose to pursue a transition to a low-carbon economy using a pathway that aligns with the Paris Agreement to keep global temperature rise to below two degrees Celsius (the “2 Degree Scenario”) above pre-industrial levels or in connection with other regulation or legislation. PNM has not conducted a 2 Degree Scenario analysis but is participating in the Electric Power Research Institute program, “Understanding Climate Change Scenarios and Goal-setting Activities”. PNM has also calculated GHG reductions that would result from implementation of the 2017 IRP scenarios that assume PNM would retire its share of the SJGS in 2022 and would exit from Four Corners in 2031 and PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the recently enacted ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the 26% - 28% by 2025 United States INDC and the former administration’s effort to achieve an 80% reduction in carbon emissions by 2050. As discussed in Note 12, on July 1, 2019, PNM submitted its SJGS Abandonment Application to the NMPRC. PNM will file for abandonment of Four Corners at an appropriate time in the future.
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

On November 24, 2009, FERC issued Order 729 approving two Modeling, Data, and Analysis Reliability Standards (“Reliability Standards”) submitted by NERC – MOD-001-1 (Available Transmission System Capability) and MOD-029-1 (Rated System Path Methodology). Both MOD-001-1 and MOD-029-1 require a consistent approach, provided for in the Reliability Standards, to measuring the total transmission capability (“TTC”) of a transmission path. The TTC level established using the two Reliability Standards could have resulted in a reduction in the available transmission capacity used by PNM to deliver generation resources necessary for its jurisdictional load and for fulfilling its obligations to third-party users of the PNM transmission system.

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

On June 7, 2019, NERC submitted to FERC a notice to withdraw proposed MOD-001-2 and to retire the currently effective versions of the MOD A Standards subject to FERC approval. The retirement of the MOD A standards removes all risk associated with the TTC reductions.

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

As of September 30, 2019, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2018 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative under GAAP, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

	Nine Months Ended
	September 30,
	2019	2018
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$(94)	$(94)
Amount realized on contracts delivered during period	84	83
Changes in fair value	—	2
Net mark-to-market change recorded in earnings	84	85
Net change recorded as regulatory assets and liabilities	70	—
Net fair value at end of period	$60	$(9)
All of the fair values as of September 30, 2019 were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle in 2019.

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

Schedule of Credit Risk Exposure
September 30, 2019
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$3,101	1	$2,556
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	692	1	419
Non-investment grade	—	—	—
Total	$3,793		$2,975

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At September 30, 2019, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of September 30, 2019 was $2.6 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.4%, or $73.2 million if interest rates were to decline by 50 basis points from their levels at September 30, 2019. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. At October 25, 2019, PNMR, PNM, TNMP, and PNMR Development had short-term debt outstanding of $79.4 million, zero, $15.3 million, and $38.9 million under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, $75.0 million for TNMP, and $40.0 million for PNMR Development. PNM had no borrowings under the $40.0 million PNM 2017 New Mexico Credit Facility at October 25, 2019. The revolving credit facilities, the $150.0 million PNMR 2018 One-Year Term Loan, the $50.0 million PNMR 2018 Two-Year Term Loan, the PNM 2017 New Mexico Credit Facility, the $250.0 million PNM 2019 Term Loan, the $35.0 million TNMP 2018 Term Loan, and the $90.0 million PNMR Development Term Loan bear interest at variable rates. On October 25, 2019, interest rates on borrowings averaged 3.20% for the PNMR Revolving Credit Facility, 2.60% for the PNMR 2018 One-Year Term Loan, 2.85% for the PNMR 2018 Two-Year Term Loan, 2.70% for the PNM 2019 Term Loan, 2.70% for the TNMP Revolving Credit Facility, 2.74% for the TNMP 2018 Term Loan, 2.90% for the PNMR Development Revolving Credit Facility, and 2.84% for the PNMR Development Term Loan. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 9, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on $150.0 million of variable rate debt.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $369.0 million at September 30, 2019, of which 64.0% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2019, the decrease in the fair value of the fixed-rate securities would be 2.1%, or $5.0 million.

PNM does not directly recover or return through rates any losses or gains on the securities, including equity investments discussed below, in the trusts for decommissioning and reclamation. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. The NMPRC ruled in the NM 2015 Rate Case that PNM would not be able to include future contributions made by PNM for decommissioning of PVNGS to the extent applicable to certain capacity purchased and leased by PNM in rates charged to retail customers. The NM Supreme Court ruled that the NMPRC’s decision to disallow recovery of such future contributions for decommissioning denied PNM due process and remanded the matter back to the NMPRC for further proceedings. See Note 12. PNM is at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market risks discussed below, to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at September 30, 2019. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 35.6% of the securities held by the trusts as of September 30, 2019. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $13.1 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•	The Clean Air Act – Regional Haze – NEE Complaint

•	The Clean Air Act – Regional Haze – Four Corners – Four Corners Federal Agency Lawsuit

•	Navajo Nation Environmental Issues

•	Santa Fe Generating Station

•	Continuous Highwall Mining Royalty Rate

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Rights-of-Way Matter

•	Navajo Nations Allottee Matters
Note 12

•	PNM – New Mexico General Rate Cases

•	PNM – Renewable Portfolio Standard

•	PNM – Integrated Resource Plans

•	PNM – SJGS Abandonment Application

•	TNMP – Transmission Cost of Service Rates

•	TNMP – Recovery of TNMP Rate Case Costs

•	TNMP – Energy Efficiency

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
Eleventh Supplemental Indenture dated as of July 1, 2019 between TNMP and MUFG Union Bank, N.A., as Trustee ($80,000,000 of 3.60% First Mortgage Bonds due 2029, Series 2019A)(filed as Exhibit 4.1 to TNMP’s Current Report on Form 8-K filed July 1, 2019)

10.1	PNMR	Form of Amended and Restated Indemnity Agreement for PNMR Officers and directors approved July 23, 2019

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document

101.SCH	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	PNMR, PNM, and TNMP	Cover Page Inline XBRL File (included in Exhibits 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	November 1, 2019	/s/ Joseph D. Tarry
Joseph D. Tarry
Vice President, Controller and Treasurer
(Officer duly authorized to sign this report)