Form 10-K
period 2019-12-31
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2020-03-02
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Name of Registrant, State of Incorporation, Address Of Principal Executive Offices, Telephone Number, Commission File No., IRS Employer Identification No.

PNM Resources, Inc.
(A New Mexico Corporation)
414 Silver Ave. SW
Albuquerque, New Mexico 87102-3289
Telephone Number - (505) 241-2700
Commission File No. - 001-32462
IRS Employer Identification No. - 85-0468296

Public Service Company of New Mexico
(A New Mexico Corporation)
414 Silver Ave. SW
Albuquerque, New Mexico 87102-3289
Telephone Number - (505) 241-2700
Commission File No. - 001-06986
IRS Employer Identification No. - 85-0019030

Texas-New Mexico Power Company
(A Texas Corporation)
577 N. Garden Right Blvd.
Lewisville, Texas 75067
Telephone Number - (972) 420-4189
Commission File No. - 002-97230
IRS Employer Identification No. - 75-0204070

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
PNM Resources, Inc.	Common Stock, no par value	PNM	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
Public Service Company of New Mexico	1965 Series, 4.58% Cumulative Preferred Stock
($100 stated value without sinking fund)

Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PNM Resources, Inc. (“PNMR”)	Yes	☑	No	☐
Public Service Company of New Mexico (“PNM”)	Yes	☐	No	☑
Texas-New Mexico Power Company (“TNMP”)	Yes	☐	No	☑
Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PNMR	Yes	☐	No	☑
PNM	Yes	☐	No	☑
TNMP	Yes	☑	No	☐

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

PNMR	Yes	☑	No	☐
PNM	Yes	☑	No	☐
TNMP	Yes	☐	No	☑
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

As of February 21, 2020, shares of common stock outstanding were:

PNMR	79,653,624
PNM	39,117,799
TNMP	6,358

On June 28, 2019, the aggregate market value of the voting common stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $50.91 per share reported by The Wall Street Journal, was $4,055,165,998. PNM and TNMP have no common stock held by non-affiliates.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of shareholders of PNMR to be held on May 12, 2020.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2014 IRP	PNM’s 2014 IRP
2017 IRP	PNM’s 2017 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ABO	Accumulated Benefit Obligation
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
Anaheim	City of Anaheim, California
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
August 2016 RD	Recommended Decision in PNM’s NM 2015 Rate Case issued by the Hearing Examiner on August 4, 2016
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
BHP	BHP Billiton, Ltd
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
BTMU	MUFG Bank Ltd., formerly the Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan	NM Capital’s $125.0 Million Unsecured Term Loan
BTU	British Thermal Unit
CAA	Clean Air Act
Casa Mesa Wind	Casa Mesa Wind Energy Center
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
December 2018 Compliance Filing	PNM’s December 31, 2018 filing with the NMPRC regarding SJGS
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIM	California Independent System Operator Western Energy Imbalance Market
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
ETA	The New Mexico Energy Transition Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
FPPAC	Fuel and Purchased Power Adjustment Clause

FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MSR	M-S-R Public Power Agency
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR, now known as New Mexico PPA Corporation
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PBO	Projected Benefit Obligation

v

PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2014 New Mexico Credit Facility	PNM’s $50.0 Million Unsecured Revolving Credit Facility
PNM 2014 Term Loan	PNM’s $175.0 Million Unsecured Term Loan
PNM 2016 Term Loan	PNM’s $175.0 Million Unsecured Term Loan
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2017 Senior Unsecured Note Agreement	PNM’s Agreement for the sale of Senior Unsecured Notes, aggregating $450.0 million
PNM 2017 Term Loan	PNM’s $200.0 Million Unsecured Term Loan
PNM 2018 SUNs	PNM’s Senior Unsecured Notes issued under the PNM 2017 Senior Unsecured Note Agreement
PNM 2019 $40.0 Million Term Loan	PNM’s $40.0 Million Unsecured Term Loan
PNM 2019 $250.0 Million Term Loan	PNM’s $250.0 Million Unsecured Term Loan
PNM Multi-draw Term Loan	PNM’s $125.0 Million Unsecured Multi-draw Term Loan Facility
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan	PNMR’s $150.0 Million Three-Year Unsecured Term Loan that matured on March 9, 2018
PNMR 2016 One-Year Term Loan	PNMR’s $100.0 Million One-Year Unsecured Term Loan that matured on December 14, 2018
PNMR 2016 Two-Year Term Loan	PNMR’s $100.0 Million Two-Year Unsecured Term Loan that matured on December 21, 2018
PNMR 2018 One-Year Term Loan	PNMR’s $150.0 Million One-Year Unsecured Term Loan that matured was December 13, 2019
PNMR 2018 SUNS	PNMR’s $300.0 Million Senior Unsecured Notes issued on March 9, 2018
PNMR 2018 Two-Year Term Loan	PNMR’s $50.0 Million Two-Year Unsecured Term Loan
PNMR 2020 Forward Equity Sale Agreements	PNMR’s Block Equity Sale of 6.2 million Shares of PNMR Common Stock with Forward Sales Agreement
PNMR 2019 Term Loan	PNMR’s $150.0 Million Unsecured Term Loan
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $25.0 million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $90.0 Million Unsecured Term Loan
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan	PNMR’s $150.0 Million One-Year Unsecured Term Loan that matured on December 21, 2016
PPA	Power Purchase Agreement
PSA	Power Sales Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider

RFP	Request For Proposal
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
RSIP	Revised State Implementation Plan
S&P	Standard and Poor’s Ratings Services
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application
PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA

SJGS CSA	San Juan Generating Station Coal Supply Agreement
SJGS RA	San Juan Project Restructuring Agreement
SJPPA	San Juan Project Participation Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application Filed May 30, 2018
TNMP 2018 Term Loan	TNMP’s $35.0 Million Unsecured Term Loan
TNMP 2019 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2019 Bond Purchase Agreement
TNMP 2019 Bond Purchase Agreement	TNMP’s Agreement to Issue an Aggregate of $305.0 Million in First Mortgage Bonds in 2019
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
UG-CSA	Underground Coal Sales Agreement for San Juan Generating Station
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
Western Spirit Line	A 165-mile 345-kV transmission line that PNM has agreed to purchase, subject to certain conditions being met prior to closing
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	$125.0 Million of funding provided by NM Capital to WSJ
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC
WSPP	Western Systems Power Pool

PART I

ITEM 1.	BUSINESS

THE COMPANY
Overview
PNMR is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR is focused on achieving three key strategic goals:

•	Earning authorized returns on regulated businesses

•	Delivering at or above industry-average earnings and dividend growth

•	Maintaining investment grade credit ratings

In conjunction with these goals, PNM and TNMP are dedicated to:

•	Maintaining strong employee safety, plant performance, and system reliability

•	Delivering a superior customer experience

•	Demonstrating environmental stewardship in business operations, including transitioning to an emissions-free generating portfolio by 2040

•	Supporting the communities in their service territories

PNMR’s success in accomplishing these strategic goals is highly dependent on two key factors: fair and timely regulatory treatment for its utilities and the utilities’ strong operating performance. Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. PNM filed general rate cases with the NMPRC in August 2015 and December 2016. The NMPRC issued rate orders in those cases in September 2016 and January 2018. TNMP filed a general rate case in May 2018 and the PUCT issued an order in that case in December 2018. Additional information about rate filings is provided in Operations and Regulation below and in Note 17.

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

Financial information relating to amounts of revenue, net earnings, and total assets of reportable segments is contained in MD&A and Note 2.

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

The PNMR website includes a link to PNMR’s Sustainability Portal, www.pnmresources.com/about-us/sustainability-portal.aspx. This portal provides access to key sustainability information, including a Climate Change Report, related to the operations of PNM and TNMP and reflects PNMR’s commitment to do business in an ethical, open, and transparent manner, and outlines PNM’s plans to exit all coal-fired generation by 2031 (subject to regulatory approval) and to have an emissions-free generating portfolio by 2040.

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

OPERATIONS AND REGULATION

Regulated Operations

PNM

PNM is an electric utility that provides electric generation, transmission, and distribution service to its rate-regulated customers. PNM was incorporated in the State of New Mexico in 1917. PNM’s retail electric service territory covers a large area of north-central New Mexico, including the cities of Albuquerque, Rio Rancho, and Santa Fe, and certain areas of southern New Mexico. Service to retail electric customers is subject to the jurisdiction of the NMPRC. The largest retail electric customer served by PNM accounted for 2.6% of its revenues for the year ended December 31, 2019. Other services provided by PNM include wholesale transmission services to third parties as well as the generation and sale of electricity into the wholesale market, which services are regulated by FERC. PNM owns transmission lines that are interconnected with other utilities in New Mexico, Texas, Arizona, Colorado, and Utah. Regulation encompasses the utility’s electric rates, service, accounting, issuances of securities, construction of major new generation, abandonment of existing generation, types of generation resources, transmission and distribution facilities, and other matters. See Notes 16 and 17 for additional information on rate cases and other regulatory matters.

NMPRC Regulated Retail Rate Proceedings

Customer rates for retail electric service are set by the NMPRC. On October 1, 2016, PNM implemented a NMPRC order in PNM’s NM 2015 Rate Case that approved an increase in non-fuel base rates of $61.2 million annually. PNM appealed certain aspects of the NMPRC’s order to the NM Supreme Court and other parties in that rate case filed cross-appeals contesting other aspects of the NMPRC ruling. On May 16, 2019, the NM Supreme Court affirmed all but one of the NMPRC’s decisions in the NM 2015 Rate Case and remanded the case to the NMPRC for further proceedings consistent with the court’s findings. As a result, during the second quarter of 2019 PNM recorded a pre-tax regulatory disallowance related to certain matters it had appealed in the case. On January 8, 2020, the NMPRC issued its order in response to the NM Supreme Court’s remand. The NMPRC order reaffirmed its September 2016 order except for the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2. The NMPRC indicated that PNM’s ability to recover these costs will be addressed in a future proceeding and closed the NM 2015 Rate Case docket.

In December 2016, PNM filed the NM 2016 Rate Case with the NMPRC. After extensive settlement negotiations and public proceedings, the NMPRC issued a Revised Order Partially Adopting Certification of Stipulation dated January 17, 2018. The key terms of that order include an increase in base non-fuel revenues of $10.3 million, which includes a reduction to reflect the impact of the decrease in the federal corporate income tax rate and updates to PNM’s cost of debt (aggregating an estimated $47.6 million annually), a ROE of 9.575%, a requirement to return to customers over a three-year period the benefit of the reduction in the New Mexico Corporate income tax rate, a disallowance of PNM’s ability to collect an equity return on certain investments aggregating $148.1 million at Four Corners, and a requirement to consider the prudency of PNM’s decision to continue its participation in Four Corners in PNM’s next general rate case filing. In accordance with the NMPRC’s final order, PNM implemented 50% of the approved rate increase for service rendered beginning February 1, 2018 and the rest of the increase for service rendered on January 1, 2019.

PNM has a NMPRC-approved rate rider to collect costs for renewable energy procurements that are not otherwise being collected in rates. If PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operation, exceeds the NMPRC-approved rate by 0.5%, the rider provides that PNM would refund the excess to customers during the following year. PNM did not exceed the limitation in 2018 and does not expect to exceed the limitation in 2019. The NMPRC has also approved riders designed to allow PNM to bill and collect substantially all of fuel and purchased power costs and costs of approved energy efficiency initiatives.

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

In May 2019, PNM filed an application with FERC requesting approval to purchase and provide transmission service on a new 165-mile 345-kV transmission line and related facilities (the “Western Spirit Line”). Under related agreements, which are subject to certain conditions being met prior to closing, the Western Spirit Line will be purchased by PNM to serve approximately 800 MW of wind generation to be located in eastern New Mexico beginning in 2021. FERC approved PNM’s request to provide transmission to the facilities using an incremental rate based on construction and other ongoing costs for the line, including adjustments for construction costs funded by the customer, effective July 9, 2019 and approved PNM’s request to purchase the Western Spirit Line on August 8, 2019. The NMPRC approved PNM’s planned purchase of the Western Spirit Line on October 2, 2019. See Note 17.

PNM currently has no full-requirement wholesale generation customers.

Operational Information

Weather-normalized retail electric KWh sales increased by 0.3% in 2019 and increased by 0.6% in 2018. The system peak demands for retail and firm-requirements customers were as follows:

System Peak Demands

	2019	2018	2017
	(Megawatts)
Summer	1,937	1,885	1,843
Winter	1,440	1,351	1,289

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow the utility to access public rights-of-way for placement of its electric facilities. Franchise agreements have expired in some areas PNM serves, including Albuquerque. Because PNM remains obligated under New Mexico state law to provide service to customers in these areas, the expirations should not have a material adverse impact. The Albuquerque, Rio Rancho, and Santa Fe metropolitan areas accounted for 40.5%, 7.3%, and 6.7% of PNM’s 2019 revenues and no other franchise area represents more than 5%. PNM also earns revenues from its electric retail operations in its service areas that do not require franchise agreements.

As discussed in Note 16, PNM and other utilities challenged the legal validity of an ordinance passed by the County Commission of Bernalillo County, New Mexico that proposed utilities pay a fee for operating facilities on county rights-of-way. After court-ordered settlement discussions, PNM and Bernalillo County executed a franchise agreement whereby PNM will pay franchise fees to the county and will recover those fees as a direct pass-through to customers located in Bernalillo County. The agreement is subject to approval by the New Mexico Second District Court in Bernalillo County. PNM is unable to predict the outcome of this matter.

PNM owns 3,206 miles of electric transmission lines that interconnect with other utilities in New Mexico, Arizona, Colorado, Texas, and Utah. PNM owns transmission capacity in an area of eastern New Mexico with large wind generation potential and in recent years there has been substantial interest by developers of wind generation to interconnect to PNM’s transmission system in this area. PNM plans to invest approximately $377 million for anticipated expansions of PNM’s transmission system by from 2020-2024 to provide additional service to transmit power from these generation resources to customers in New Mexico and California.

Shareholders realize any earnings or losses from generating resources that are not included in retail rates. Through December 31, 2017, PNM’s 134 MW share of Unit 3 at PVNGS was excluded from retail rates and was being sold in the wholesale market. Effective January 1, 2018, the NMPRC authorized PNM to include PVNGS Unit 3 as a jurisdictional resource to serve New Mexico retail customers and to acquire 65 MW of SJGS Unit 4 as merchant plant. PNM has executed agreements to sell the majority of the power generated by its 65 MW interest in SJGS Unit 4 to a third-party through June 2022. PNM plans to begin participating in the EIM beginning in April 2021. PNM expects participation in the EIM will provide substantial cost savings to customers. The NMPRC has granted PNM authority to seek recovery of costs associated with joining the EIM in a future general rate case and to pass the benefits of participating in EIM to customers through the FPPAC. See Note 16 and Note 17. PNM also engages in activities to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-ahead, week-ahead, and other sales of excess generation not required to fulfill retail load and contractual commitments. These activities are credited to customers through PNM’s FPPAC.

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

As with any forward-looking financial information, utilizing a FTY in a rate filing presents challenges. These include forecasts of both operating and capital expenditures that necessitate reliance on many assumptions concerning future conditions and operating results. In the rate making process, PNM’s assumptions are subject to challenge by regulators and intervenors who may assert different interpretations or assumptions.

Renewable Energy

The REA was enacted to encourage the development of renewable energy in New Mexico. Prior to the enactment of the ETA, utilities operating in New Mexico were required to acquire a renewable energy portfolio equal to 15% of retail electric sales by 2015 and 20% by 2020. The ETA amended the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The REA provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, provides utilities recovery of costs incurred consistent with approved procurement plans, and sets a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. PNM files required renewable energy plans with the NMPRC annually and makes procurements consistent with the plans approved by the NMPRC. See Note 17.

The Energy Transition Act (“ETA”)

The ETA became effective on June 14, 2019. As discussed above, the ETA amends the REA and requires utilities operating in New Mexico to provide 100% zero-carbon energy by 2045. The ETA also provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used to provide utility service to customers and for other costs as defined by the ETA. On January 29, 2020, the NM Supreme Court issued a ruling requiring the NMPRC apply the ETA to all aspects of PNM’s SJGS Abandonment Application. The NMPRC is expected to provide a final order on the abandonment and securitization portion of PNM's filing by April 1, 2020.

PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022 and PNM’s participation in Four Corners after the agreements governing that facility expire in 2031.

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

TNMP provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP’s service area. See Notes 16 and 17 for additional information on rate cases and other regulatory matters.

For its volumetric load customers billed on KWh usage, TNMP experienced a decrease in weather-normalized retail KWh sales of 2.0% in 2019 and an increase of 3.2% in 2018. For its demand-based load customers, TNMP experienced increases of 4.9% in 2019 and 6.8% in 2018. As of December 31, 2019, 103 active REPs receive transmission and distribution services from TNMP. In 2019, the three largest REP customers of TNMP accounted for 22%, 17%, and 12% of TNMP’s operating revenues. No other customer accounted for more than 10% of revenues.

Regulatory Activities

The PUCT approved interim adjustments to TNMP’s transmission rates of $0.6 million in March 2018, $14.3 million in March 2019, and $3.3 million in September 2019. On February 6, 2020, TNMP filed an application to further update its transmission rates, which would increase revenues by $7.8 million annually. The application is pending before the PUCT.

On January 1, 2019, TNMP implemented a PUCT order in TNMP’s 2018 Rate Case to increase annual base rates by $10.0 million based on a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. The increase reflects the reduction in the federal corporate income tax rate to 21%. Under the approved settlement stipulation TNMP was granted authority to update depreciation rates and refund the regulatory liability related to federal tax reform to customers.

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

SOURCES OF POWER
PNM
Generation Capacity

As of December 31, 2019, the total net generation capacity of facilities owned or leased by PNM was 2,152 MW. PNM also obtains power under long-term PPAs for the power produced by Valencia, New Mexico Wind, Red Mesa Wind, Casa Mesa Wind, La Joya Wind, the Lightning Dock Geothermal facility, and the NMRD-owned solar facilities.

PNM’s capacity in electric generating facilities, which are owned, leased, or under PPAs, in commercial operation as of December 31, 2019 is:

			Generation	Percent of
			Capacity	Generation
Type	Name	Location	(MW)	Capacity
Coal	SJGS	Waterflow, New Mexico	562	20.4%
Coal	Four Corners	Fruitland, New Mexico	200	7.2%
Coal-fired resources			762	27.6%

Gas	Reeves Station	Albuquerque, New Mexico	154	5.6%
Gas	Afton (combined cycle)	La Mesa, New Mexico	230	8.3%
Gas	Lordsburg	Lordsburg, New Mexico	80	2.9%
Gas	Luna (combined cycle)	Deming, New Mexico	189	6.8%
Gas/Oil	Rio Bravo	Albuquerque, New Mexico	138	5.0%
Gas	Valencia	Belen, New Mexico	158	5.7%
Gas	La Luz	Belen, New Mexico	40	1.4%
Gas-fired resources			989	35.8%

Nuclear	PVNGS	Wintersburg, Arizona	402	14.6%

Solar	PNM-owned solar	Twenty-four sites in New Mexico	157	5.7%
Solar	NMRD-owned solar	Los Lunas, New Mexico	80	2.9%
Wind	New Mexico Wind	House, New Mexico	204	7.4%
Wind	Red Mesa Wind	Seboyeta, New Mexico	102	3.7%
Wind	Casa Mesa Wind	House, New Mexico	50	1.8%
Geothermal	Lightning Dock Geothermal	Lordsburg, New Mexico	15	0.5%
Renewable resources			608	22.0%
			2,761	100.0%

The NMPRC has approved plans for PNM to procure energy and RECs from additional wind and solar-PV renewable resources totaling 316 MW. In addition, the NMPRC approved a PPA for 140 MW of wind energy in PNM’s 2020 renewable energy procurement plan. PNM’s SJGS Abandonment Application seeks NMPRC approval to abandon SJGS in 2022 and for related replacement resources. See Note 17. If adjusted for these plans, the table above would reflect the percentage of generation capacity from fossil-fueled resources of 43.0%, from nuclear resources of 11.8%, and from renewable and battery storage resources of 45.2%.

Fossil‑Fueled Plants

SJGS is operated by PNM and, until December 2017, consisted of four units. As discussed in Note 16, SJGS Units 2 and 3 were retired in December 2017 and the ownership interests in SJGS Unit 4 were restructured as of December 31, 2017. PNM is seeking NMPRC approval to retire its remaining ownership in SJGS in 2022. See Note 17.

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

Nuclear Plant

PNM is participating in the three units of PVNGS with APS (the operating agent), SRP, EPE, SCE, SCPPA, and the Department of Water and Power of the City of Los Angeles. PNM is entitled to 10.2%, including portions that are leased to PNM, of the power and energy generated by PVNGS. Currently, PNM has ownership interests of 2.3% in Unit 1, 9.4% in Unit 2, and 10.2% in Unit 3 and has leasehold interests of 7.9% in Unit 1 and 0.8% in Unit 2. The lease payments for the leased portions of PVNGS are recovered through retail rates approved by the NMPRC. See Notes 16 and 17 for information on other PVNGS matters, including the NMPRC’s approval for PNM to include PVNGS Unit 3 as a jurisdictional resource to serve New Mexico retail customers beginning in 2018 and for information concerning the NMPRC’s treatment of the purchased assets and extended leases in PNM’s NM 2015 Rate Case. See Note 8 for additional information concerning the PVNGS leases including PNM’s option to purchase or return the assets underlying four leases in PVNGS Unit 1 and one lease in PVNGS Unit 2 that expire January 2023 and January 2024, as well as waivers obtained that extend PNM’s required notice to purchase or return the assets underlying the PVNGS Unit 1 leased interests to March 16, 2020.

Solar

At December 31, 2019, PNM owns a total of 157 MW of solar facilities in commercial operation. PNM is also entitled to the entire output from 80 MW of NMRD-owned solar facilities. PNM expects it will begin purchasing power from an additional 50 MW of NMRD-owned solar facilities in June 2020. As discussed in Note 1, NMRD is a 50% equity method investee of PNMR Development. If approved by the NMPRC, PNM’s recommended resource scenario to replace the planned retirement of SJGS would result in PNM executing PPAs to purchase renewable energy and RECs from an additional 350 MW of solar-PV facilities and to procure energy and construct a total of 130 MW of battery storage facilities. If approved, PNM would procure power under a PPA from one of the United States’ largest solar facilities and would have one of the nation’s highest percentage of battery storage capacity integration. See additional discussion of the SJGS Abandonment Application in Note 17.

Plant Operating Statistics

Equivalent availability of PNM’s major base-load generating stations was:

Plant	Operator	2019	2018
SJGS	PNM	73.1%	71.4%
Four Corners	APS	78.2%	61.7%
PVNGS	APS	90.8%	88.6%

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

On July 1, 2019, PNM submitted its SJGS Abandonment Application with the NMPRC requesting approval to retire SJGS in 2022, for replacement resources, and for issuance of securitized financing under the ETA. Many of the assumptions and findings included in PNM’s July 1, 2019 filing were consistent with those identified in PNM’s 2017 IRP. In addition, PNM’s 2017 IRP also indicates customers would benefit from PNM’s exit from Four Corners when the current coal supply agreement for that facility expires in 2031. See Notes 16 and 17 for additional information about PNM’s coal supply, PNM’s SJGS Abandonment Application, PNM’s 2017 IRP, and PNM’s 2020 IRP. It is possible that other participants in the joint projects have circumstances and objectives that have changed from those existing at the time of becoming participants. The status of these joint projects is further complicated by the uncertainty surrounding the form of potential legislation and/or regulation of GHG, other air emissions, and CCRs, as well as the impacts of the costs of compliance and operational viability of all or certain units within the joint projects. It is unclear how these factors will enter into discussions and negotiations concerning the status of the joint projects as the expiration of basic operational agreements approaches. PNM can provide no assurance that its participation in the joint projects will continue in the manner that currently exists.

PPAs

In addition to generating its own power, PNM purchases power under long-term PPAs. PNM also purchases power in the forward, day-ahead, and real-time markets.

PNM has agreements to purchase renewable energy and RECs to serve New Mexico retail customers, including a data center located in PNM’s service territory. At December 31, 2019, renewable energy procured under these agreements from wind, solar-PV, and geothermal facilities aggregated to 356 MW, 80 MW, and 15 MW. These agreements currently have expiration dates beginning in December 2034 and extending through December 2046. The NMPRC has approved PNM’s request to enter into additional PPAs for renewable energy and RECs for an additional 166 MW of wind energy from the La Joya Wind Facility, which is expected to be operational in November 2020, and for an additional 100 MW of energy from solar-PV facilities that are expected to be operational by December 2021. PNM’s 2020 renewable energy procurement plan, which was approved by the NMPRC in January 2020, includes a 20-year PPA to purchase an additional 140 MW of renewable energy and RECs from the La Joya Wind Facility beginning in 2020. The costs of these PPAs are passed through to PNM’s New Mexico jurisdictional retail customers under NMPRC approved rate riders. PNM’s recommended replacement scenario for the retirement of SJGS in 2022 includes a request to enter into additional PPAs for 350 MWs of renewable energy from solar-PV facilities and 60 MWs from battery storage facilities. See Note 17.

A summary of purchased power, excluding Valencia, is as follows:

	Year Ended December 31,
	2019	2018
Purchased under long-term PPAs
MWh	1,853,225	1,626,300
Cost per MWh	$31.62	$32.49
Other purchased power
Total MWh	333,137	444,347
Cost per MWh	$43.74	$41.46
TNMP

TNMP provides only transmission and distribution services and does not sell power.

FUEL AND WATER SUPPLY
PNM
The percentages (on the basis of KWh) of PNM’s generation of electricity, including Valencia, fueled by coal, nuclear fuel, and gas and oil, and the average costs to PNM of those fuels per MMBTU were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of Generation	Average Cost	Percent of Generation	Average Cost	Percent of Generation	Average Cost
2019	44.2%	$2.80	33.7%	$0.66	19.1%	$1.35
2018	44.7%	$2.60	34.1%	$0.58	18.5%	$2.43

In 2019 and 2018, 3.0% and 2.7% of PNM’s generation was from utility-owned solar, which has no fuel cost. In December 2017, SJGS Units 2 and 3 were retired and PNM assumed a greater interest in SJGS Unit 4, which results in a lower percentage of PNM’s electric generation capacity being fueled by coal. The generation mix for 2020, including power procured under PPAs, is expected to be 41.9% coal, 31.9% nuclear, 13.1% gas and oil, and 13.1% from renewable resources, including solar, wind, and geothermal. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits, and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future. See Sources of Power – PNM – PPAs for information concerning the cost of purchased power. PNM recovers substantially all of its fuel and purchased power costs through the FPPAC.

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

In late December 2013, a fifteen-year coal supply contract for Four Corners, which began in July 2016, was executed. Since that time, certain amendments have been made to the contract including amendments to reduce annual take-or-pay minimums and to change the annual contract period to end in May rather than in July of each year. None of these amendments have extended the contract beyond its July 2031 expiration. The contract provides for pricing adjustments over its term based on economic indices.

See Notes 16 and 17 for additional information about PNM’s December 2018 Compliance Filing and PNM’s SJGS Abandonment Application which seeks NMPRC approval to retire SJGS in 2022. As discussed in Note 17, PNM’s 2017 IRP also indicates that PNM exiting ownership in Four Corners after the end of its current coal supply agreement in 2031 would provide long-term cost savings to PNM’s customers.
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
Nuclear Fuel and Waste
PNM is one of several participants in PVNGS. The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The PVNGS participants have contracted for 100% of PVNGS’s requirements for uranium concentrates through 2025, and 30% of its requirements through 2028; 100% of its requirements for conversion services through 2025, and 40% through 2030; 100% of its enrichment services through 2021, 90% for 2022, and 80% through 2026; and 100% of its fuel assembly fabrication services through 2027.
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
The DOE had planned to meet its disposal obligations by designing, licensing, constructing, and operating a permanent geologic repository at Yucca Mountain, Nevada. In March 2010, the DOE filed a motion to dismiss with prejudice its Yucca Mountain construction authorization application that was pending before the NRC. Several legal proceedings followed challenging DOE’s withdrawal of its Yucca Mountain construction authorization application. None of these lawsuits have been conclusively decided. However, the DC Circuit ordered the NRC to resume its review of the application. The results of the NRC’s review publications do not signal whether or when the NRC might authorize construction of the repository.
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

EMPLOYEES
The following table sets forth the number of employees of PNMR, PNM, and TNMP as of December 31, 2019:

	PNMR	PNM	TNMP
Corporate (1)	388	—	—
PNM	915	915	—
TNMP	365	—	365
Total	1,668	915	365

(1) Represents employees of PNMR Services Company.
As of December 31, 2019, PNM had 466 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW Local 611 that is in effect through April 30, 2020. In December 2019, PNM and IBEW Local 611 agreed to a successor collective bargaining agreement effective May 1, 2020 through April 30, 2023. As of December 31, 2019, TNMP had 194 employees represented by IBEW Local 66 covered by a collective bargaining agreement that is in effect through August 31, 2021. The wages and benefits for PNM and TNMP employees who are members of the IBEW are typically included in the rates charged to electric customers and consumers, subject to approval of the NMPRC and PUCT.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•
The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impacts of the NMPRC orders in PNM’s NM 2015 Rate Case, the NM Supreme Court’s decisions in the appeal of that order, the NM 2016 Rate Case and related deferral of the issue of the prudence of PNM’s decision to continue participation in Four Corners to PNM’s next general rate case and recovery of PNM’s investments and other costs associated with that plant, any actions resulting from PNM’s SJGS Abandonment Application, which requests NMPRC approval to retire PNM’s share of SJGS in 2022 and for recovery of undepreciated investments and other costs associated with the retirement, and/or the conclusions reached in PNM’s 2017 IRP (collectively, the “Regulatory Proceedings”) and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions

•
The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the Regulatory Proceedings and supporting forecasts utilized in FTY rate proceedings

•
Uncertainty regarding what actions PNM may take with respect to the generating capacity in PVNGS Units 1 and 2 that is under lease at the expiration of the lease terms in 2023 and 2024, including PNM’s decisions related to purchasing or returning the assets underlying the leases, or upon the occurrence of certain specific events, as well as the related treatment for ratemaking purposes by the NMPRC

•
Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the 2022 scheduled expiration of the operational and fuel supply agreements for SJGS, the outcome of PNM’s SJGS Abandonment Application, the results of PNM’s 2017 IRP filing, which indicates that PNM’s customers would benefit from PNM’s exit from Four Corners in 2031, including regulatory recovery of undepreciated investments and other costs in the event the NMPRC orders generating facilities be retired, and the impacts of the ETA

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the ultimate outcomes of the Regulatory Proceedings

•
The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand

•
The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of the Regulatory Proceedings

•
The risks associated with completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, and the ability of counterparties to meet their obligations under certain arrangements

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

•
The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from international developments, as well as PNM’s ability to recover future decommissioning and reclamation costs from customers

•
Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate the coal supply at SJGS

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

Regulatory Factors

The profitability of PNMR’s utilities depends on being able to recover their costs through regulated rates and earn a fair return on invested capital, including investments in its generating plants. Without timely cost recovery, including recovery of undepreciated investments and other costs associated with abandoning generation facilities, and the opportunity to earn a fair return on capital investments, PNMR’s liquidity and results of operations could be negatively impacted. Further, PNM and TNMP are in a period of significant capital expenditures, including costs of replacing generating capacity as it is retired. While increased capital investments and other costs are placing upward pressure on rates charged to customers, energy efficiency initiatives and other factors are placing downward pressure on customer usage. The combination of these matters could adversely affect the Company’s results of operations and cash flows.

The rates PNM charges its customers are regulated by the NMPRC and FERC. TNMP is regulated by the PUCT. The Company is in a period requiring significant capital investment and is projecting total construction expenditures for the years 2020-2024 to be $3.8 billion. See Note 14. PNM and TNMP anticipate a trend toward increasing costs, for which they will have to seek regulatory recovery. These costs include or are related to costs of asset construction for generation, transmission, and distribution systems necessary to provide electric service, including new generation and transmission resources, as well as the cost to remove and retire existing assets, environmental compliance expenditures, regulatory mandates to acquire power from renewable resources, increased regulation related to nuclear safety, increased costs related to cybersecurity, increased interest costs to finance capital investments, and depreciation.

At the same time costs are increasing, there are factors placing downward pressure on the demand for power, thereby reducing customer usage. These factors include changing customer behaviors, including increased emphasis on energy efficiency measures and utilization of alternative sources of power, rate design that is not driven by economics, which could influence customer behavior, unfavorable economic conditions, reduced new sources of demand, and unpredictable weather patterns.

The combination of costs increasing relatively rapidly and the technologies and behaviors that are reducing energy consumption places upward pressure on the per unit prices that must be charged to recover costs. This upward pressure on unit prices could result in additional efforts by customers to reduce consumption through alternative measures. Without timely cost recovery and the authorization to earn a reasonable return on invested capital, the Company’s liquidity and results of operations could be negatively impacted.

Under New Mexico law, utilities may propose the use of a FTY in establishing rates. As with any forward-looking financial information, a FTY presents challenges that are inherent in the forecasting process. Forecasts of both operating and capital expenditures necessitate reliance on many assumptions concerning future conditions and operating results. Accordingly, if rate requests based on a FTY cannot be successfully supported, cash flows and results of operations may be negatively impacted. This could result from not being able to withstand challenges from regulators and intervenors regarding the utility’s capability to make reasonable forecasts.

As discussed in Note 17, in August 2015, PNM filed an application (the “NM 2015 Rate Case”) with the NMPRC for a general rate increase, which included a request to recover certain costs related to environmental upgrades at SJGS and for the purchase of certain interests in PVNGS. The NMPRC disallowed recovery of certain capital investments made by PNM in SJGS and PVNGS. PNM filed an appeal of these disallowances at the NM Supreme Court and other parties filed cross-appeals to PNM appeal. In May 2019, the NM Supreme Court issued its decision on the case. The NM Supreme Court rejected the matters appealed by the cross-appellants and affirmed the NMPRC’s disallowance of certain investments in SJGS and PVNGS. The NM Supreme Court’s decision also ruled that the NMPRC’s decision to permanently disallow PNM recovery of future decommissioning costs related to certain interests in PVNGS deprived PNM of its right to due process of law and remanded the case to the NMPRC for further proceedings consistent with the court’s findings. In July 2019, the NMPRC heard oral argument from parties in the case on how to best proceed with the NM Supreme Court’s remand. At oral argument, parties presented various positions ranging from re-litigating the value of PVNGS resources determined by the NMPRC and affirmed by the NM Supreme Court to re-affirming the NMPRC’s final order with a single modification to address recovery of future PVNGS decommissioning costs in a future case. On January 8, 2020, the NMPRC issued its order in response to the NM Supreme Court’s remand. The NMPRC reaffirmed its decisions in the NM 2015 Rate Case except for the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS. The NMPRC indicated that PNM’s ability to recover these costs will be addressed in a future proceeding and closed the NM 2015 Rate Case docket.

In December 2016, PNM filed a request for a general increase in rates of $99.2 million (the “NM 2016 Rate Case”). In January 2018, the NMPRC issued an order approving a comprehensive settlement stipulation allowing for an increase in annual non-fuel retail rates of $10.3 million. The NMPRC’s order also included a partial disallowance of PNM’s share of certain environmental upgrades and other investments in Four Corners and deferred further consideration of the prudency of PNM’s continued participation in Four Corners to PNM’s next general rate case filing.

As discussed in Note 16, PNM submitted the December 2018 Compliance Filing to the NMPRC on December 31, 2018 indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS (subject to future NMPRC approval) after the current SJGS CSA expires in mid-2022. In January 2019, the NMPRC issued an order initiating a proceeding and requiring PNM to submit an application for the abandonment of PNM’s share of SJGS in 2022 and for replacement resources by March 1, 2019. The NMPRC’s January 2019 order was subsequently stayed by the NM Supreme Court pending review of PNM’s petition in the matter. On June 26, 2019, and after the effective date of the ETA, the NM Supreme Court lifted the stay and denied PNM’s petition without discussion. On July 1, 2019, PNM filed the SJGS Abandonment Application seeking approval to retire PNM’s share of SJGS after the existing coal supply and participation agreements end in June 2022, for approval of replacement resources, and for the issuance of “energy transition bonds,” as provided by the ETA. PNM’s application proposes several replacement resource scenarios including PNM’s recommended replacement scenario as well as three other replacement resource scenarios that would place a greater amount of resources in the San Juan area, or result in no new fossil-fueled generating facilities, or no battery storage facilities being added to PNM’s portfolio. The SJGS Abandonment Application includes a request to issue up to $361 million of energy transition bonds (the “Securitized Bonds”). The amount of Securitized Bonds to be issued will be dependent upon several factors, including NMPRC approval.

On July 10, 2019, the NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing, and the other addressing replacement resources. The NMPRC indicated that PNM’s July 1, 2019 filing is responsive to the January 30, 2019 order but did not definitively indicate if the abandonment and financing proceedings would be evaluated under the requirements of the ETA. The NMPRC denied motions for clarification regarding the applicability of the ETA to PNM’s SJGS Abandonment Application and the Hearing Examiners assigned to the application required PNM to file legal brief regarding the extent to which the state constitution might prevent the ETA from applying to the issues in each proceeding, and provided parties the opportunity to file testimony on the merits of their claims regarding the SJGS abandonment and replacement resources if the ETA is ultimately determined to not apply to PNM’s application.

NEE and other advocacy groups filed an emergency petition for a writ of mandamus requesting the NM Supreme Court stay the SJGS abandonment and financing proceedings, declare the ETA inapplicable to such proceedings and declare certain provisions of the ETA unconstitutional because they limit the regulatory oversight responsibilities of the NMPRC. PNM and other parties also filed a petition for a writ of mandamus requesting the NM Supreme Court clarify that the reason underlying its June 2019 decision denying the stay was due to the passage of the ETA and to clarify that the ETA applies to any application filed after the stay had been lifted. The NM Supreme Court denied both PNM’s and NEE’s petitions for writ of mandamus without discussion. In December 2019, the Governor of the State of New Mexico, the President of the Navajo Nation, and several New Mexico state senators and representatives filed an emergency petition for a writ of mandamus requesting the NM Supreme Court require the NMPRC to comply with its constitutional duties and apply the ETA to every aspect of PNM’s SJGS Abandonment Application. In January 2020, the NM Supreme Court denied NEE’s and other parties petitions, granted PNM’s motion to intervene, and scheduled oral argument to be presented by the NMPRC and PNM. On January 29, 2020, and after oral argument, the NM Supreme Court issued a ruling requiring the NMPRC apply the ETA to all aspects of PNM’s SJGS Abandonment Application, indicating any previous NMPRC orders inconsistent with their ruling should be vacated, and denying parties’ request for stay.

On February 21, 2020, the Hearing Examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of the separate replacement resources proceeding, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The Hearing Examiners recommended, among other things, that PNM be authorized to abandon SJGS by June 30, 2022, to issue Securitized Bonds of up to $361 million, and to establish a rate rider to collect non-bypassable customer charges for repayment of the bonds (the “Energy Transition Charge”). The Hearing Examiners recommended an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the Hearing Examiners recommended PNM be granted authority to establish regulatory assets to recover costs that

PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, and economic development costs.  Exceptions to the recommended decisions are due March 4, 2020 and responses to exceptions are due March 6, 2020.  The Hearing Examiners also found that the statutory deadline for action by the Commission is April 1, 2020.

PNM’s 2017 IRP also indicates PNM’s customers would benefit from PNM’s exit from participation from Four Corners in 2031. The SJGS Abandonment Application and the 2017 IRP are not final determinations of PNM’s future generation portfolio.  Retiring PNM’s share of SJGS capacity and exiting Four Corners would require NMPRC approval of abandonment filings. NMPRC approval of new generation resources through CCN, PPA, or other applicable filings, would also be required. The NMPRC has issued regulatory orders requiring depreciation (and resultant regulatory recovery) of significant portions of these resources through estimated lives of 2053 for SJGS and 2041 for Four Corners.

In April 2019, NEE and other parties filed a joint petition requesting the NMPRC open an investigation regarding PNM’s option to purchase the assets underlying the PVNGS Unit 1 and 2 leases that will expire in January 2023 and 2024. In response to a NMPRC order, in May 2019 PNM submitted a filing indicating the joint petition should be denied and that PNM has not yet made a decision to purchase or return the assets underlying the leases that expire in January 2023 and 2024. In September 2019, NEE and the other parties filed a motion reiterating their initial petition and seeking the appointment of a hearing examiner to preside over the requested proceeding and PNM filed a response opposing the motion. On January 3, 2020, PNM notified the NMPRC that PNM had obtained 60-day waivers of the deadline to notify the lessors of its intent to purchase or return the assets underlying the PVNGS Unit 1 leases. The deadline for PNM to provide irrevocable notice of its intent to purchase or return these interests is now March 16, 2020. The deadline to provide notice under the PVNGS Unit 2 lease has not changed and remains January 15, 2021. On January 8, 2020, the NMPRC issued an order denying the petition for investigation. PNM has committed to provide the NMPRC with updates on any decisions related to these interests and will file any necessary requests for approval associated with its decisions.

An adverse decision of the NMPRC regarding PNM’s ability to recover certain PVNGS decommissioning costs, PNM’s SJGS Abandonment Application, the prudency of PNM’s continued participation in Four Corners in PNM’s next rate case, or in any future decision made by PNM to purchase or return certain leased interests in PVNGS could negatively impact PNM’s financial position, results of operation, and cash flows. Likewise, if the NMPRC does not authorize appropriate recovery of any undepreciated generating resources at the time those resources cease to be used to provide service to New Mexico ratepayers, including required future investments, and does not authorize recovery of the costs of obtaining power to replace those resources, PNM’s financial position, results of operation, and cash flows could be negatively impacted.

The inability to operate SJGS or Four Corners prior to the planned retirement dates, or the NMPRC’s denial, modification or delay of PNM’s application for replacement resources, would require PNM to obtain power from other sources in order to serve the needs of its customers. There can be no assurance the NMPRC will determine PNM’s decision to continue its participation in Four Corners was prudent and continue to provide PNM recovery of its costs related to that facility. In addition, there can be no assurance the NMPRC will approve any future application by PNM to retire Four Corners or other generation interests. There can be no assurance the NMPRC will allow PNM to recover undepreciated investments in retired facilities through rates charged to customers, that adequate sources of replacement power would be available, that adequate transmission capabilities would be available to bring that power into PNM’s service territory, or whether the cost of obtaining those resources would be economical. Any such events would negatively impact PNM’s financial position, results of operation, and cash flows unless the NMPRC authorized the collection from customers of any un-recovered costs related to the retired facilities, as well as costs of obtaining replacement power.

It is also possible that unsatisfactory outcomes of these matters, the financial impact of climate change regulation or legislation, other environmental regulations, the result of litigation, the adequacy and timeliness of cost recovery mechanisms, and other business considerations, could jeopardize the economic viability of certain generating facilities or the ability or willingness of individual participants to continue their participation through the periods currently contemplated in the agreements governing those facilities.

PNM currently recovers the cost of fuel for its generation facilities through its FPPAC. A coal supply contract for SJGS, which expires on June 30, 2022, became effective on January 31, 2016. In December 2013, a new fifteen-year coal supply contract for Four Corners beginning in July 2016 was executed. The contracts provide for pricing adjustments over their terms based on economic indices. Although PNM believes substantially all costs under coal supply arrangements would continue to be recovered through the FPPAC, there can be no assurance that full recovery will continue to be allowed.

PNMR has counterparty credit risk in connection with financial support that was provided to facilitate the coal supply arrangement for SJGS. Adverse developments from these factors could have a negative impact on the business, financial condition, results of operations, and cash flows of PNM and PNMR.

The restructuring of SJGS ownership and obtaining the new coal supply for SJGS from the current San Juan mine operator were integral components of a process to achieve compliance with the CAA at SJGS. PNMR has an arrangement with a bank under which the bank has issued $30.3 million of letters of credit in favor of sureties in order for the sureties to post reclamation bonds that are required under the miner’s operating permit. The Company’s financial position, results of operation, and cash flows could be negatively impacted in the event the current mine operator were to not provide sufficient quantities of coal at sufficient quality for PNM to operate SJGS, or if the current mine operator were to default on its obligations to reclaim the San Juan mine and PNMR is required to perform under the letter of credit support agreement.

PNMR’s utilities are subject to numerous comprehensive federal, state, tribal, and local environmental laws and regulations, including those related to climate change, which may impose significant compliance costs and may significantly limit or affect their operations and financial results.

Environmental policies and regulations remain significant concerns for PNMR. Compliance with federal, state, tribal, and local environmental laws and regulations, including those addressing climate change, air quality, CCRs, discharges of wastewater originating from fly ash and bottom ash handling facilities, cooling water, effluent, and other matters, may result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emission obligations. These costs could include remediation, containment, civil liability, and monitoring expenses. The Company cannot predict how it would be affected if existing environmental laws and regulations were to be repealed, revised, or reinterpreted, or if new environmental laws or regulations were to be adopted. See Note 16 and the Climate Change Issues subsection of the Other Issues Facing the Company section of MD&A.

Under the Obama Administration, EPA’s Clean Power Plan required states to develop and implement plans to ensure compliance with emissions guidelines that would limit GHG from existing power plants. Individual states would develop and implement plans to ensure compliance with the proposed standards. The Trump Administration repealed the Clean Power Plan and has published the Affordable Clean Energy rule, which requires states to set performance standards consistent with the EPA’s determination of “best system of emission reduction” technology. In addition, on June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement. On November 4, 2019, President Trump announced that the U.S. has notified the United Nations that the U.S. will withdraw from the Paris Agreement on climate change. While the U.S. will be able to withdraw officially from the Paris Agreement in November 2020, a future administration would have the opportunity to rejoin. Therefore, PNMR is dealing with an uncertain regulatory and policy environment. While EPA and other federal agencies may be seeking to reduce climate change regulations, some state agencies, environmental advocacy groups, and other organizations have been focusing considerable attention on GHG from power generation facilities. See discussion above and Note 17, regarding PNM’s SJGS Abandonment Application and the ETA. PNM currently depends on fossil-fueled generation for a significant portion of its electricity. As discussed under Climate Change Issues, this type of generation could be subject to future EPA or state regulations requiring GHG reductions. This includes new, existing, and modified or reconstructed EGUs which are also being considered in a proposed rule by EPA to revise the GHG NSPS rule. The uncertainty regarding climate change regulation presents challenges and represents a shift of greater authority to the states to make decisions and issue and enforce regulations. Federal and/or state regulations could result in additional operating restrictions on facilities and increased generation and compliance costs.

CCRs from the operation of SJGS are currently being used in the reclamation of a surface coal mine. These CCRs consist of fly ash, bottom ash, and gypsum. Any new regulation that would affect the reclamation process, including any future decision regarding classification of CCRs as hazardous waste or non-hazardous waste, could significantly increase the costs of the disposal of CCRs and the costs of mine reclamation. In addition, PNM would incur additional costs to the extent the rule requires the closure or modification of CCR units at Four Corners or the construction of new CCR units beyond those already anticipated or requires corrective action to address releases from CCR disposal units at the site. See Note 16.

A regulatory body may identify a site requiring environmental cleanup, including cleanup related to catastrophic events such as hurricanes or wildfires, and designate PNM or TNMP as a responsible party. There is also uncertainty in quantifying exposure under environmental laws that impose joint and several liability on all potentially responsible parties. Failure to comply with environmental laws and regulations, even if such non-compliance is caused by factors beyond PNM’s or TNMP’s control, may result in the assessment of civil or criminal penalties and fines.

BART determinations have been made for both SJGS and Four Corners under the program to address regional haze in the “four corners” area. Those determinations require facilities to reduce the levels of visibility-impairing emissions, including NOx. Significant capital expenditures have been made at SJGS and at Four Corners for the installation of control technology, resulting in operating cost increases. The final guidance document for how states are to address the second implementation period (“2nd Planning Period”) of the Regional Haze rule was issued on August 20, 2019. In accordance with that guidance and EPA’s revised regional haze rule, states must submit Regional Haze SIPs by July 2021. NMED is preparing its next regional haze SIP and has notified PNM that they will not require PNM to complete a regional haze four-factor analysis for SJGS, provided the plant under PNM’s ownership is planning to close in 2022. The agency may ask for some documentation of PNM’s plans as the state moves closer to filing their SIP and setting the schedule for hearings on regional haze.

If PNM fails to timely obtain, maintain or comply with any required environmental regulatory approval, operations at affected facilities could be suspended or could subject PNM to additional expenses and potential penalties. Failure to comply with applicable environmental laws and regulations also could result in civil liability arising out of government enforcement actions or private claims. In addition, PNMR and its operating subsidiaries may underestimate the costs of environmental compliance, liabilities, and litigation due to the uncertainty inherent in these matters. Although there is uncertainty about the timing and form of the implementation of EPA’s regulations regarding climate change, CCRs and other power plant emissions, including changes to the ambient air quality standards, the promulgation and implementation of such regulations could have a material impact on operations. The Company is unable to estimate these costs due to the many uncertainties associated with, among other things, the nature and extent of future regulations and changes in existing regulations, including the changes in regulatory policy under the Trump Administration. Timely regulatory recovery of costs associated with any environmental-related regulations would be needed to maintain a strong financial and operational profile. The above factors could adversely affect the Company’s business, financial position, results of operations, and liquidity.

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

A number of factors influence customers’ electricity usage.  These factors include but are not limited to rates charged by PNM and TNMP, rates charged by REPs utilizing TNMP’s facilities to deliver power, energy efficiency initiatives, availability and cost of alternative sources of power, and national, regional, or local economic conditions.

These factors and others may prompt customers to institute additional energy efficiency measures or take other actions that would result in lower energy consumption. If customers bypass or underutilize PNM’s and TNMP’s facilities through self-generation, renewable, or other energy resources, technological change, or other measures, revenues would be negatively impacted.

PNM’s and TNMP’s service territories include several military bases and federally funded national laboratories, as well as large industrial customers that have significant direct and indirect impacts on the local economies where they operate.  The Company does not directly provide service to any of the military bases or national laboratories but does provide service to large industrial customers. The Company’s business could be hurt from the impacts on the local economies associated with these customer groups as well as directly from the large industrial customers for a number of reasons including federally-mandated base closures, significant curtailment of the activities at the bases or national laboratories, and closure of industrial facilities or significant curtailment of their activities.

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

Research and development activities are ongoing for new technologies that produce power or reduce power consumption. These technologies include renewable energy, customer-oriented generation, energy storage, and energy efficiency. PNM generates power at central station power plants to achieve economies of scale and produce power at a cost that is competitive with rates established through the regulatory process. There are distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, and solar cells, which have become increasingly cost competitive. It is possible that further advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station power production. Continued advances being made in the capabilities of energy storage could further decrease power production and peak usage through the dispatch of more battery systems. This could result in demand reduction that could negatively impact revenue and/or result in underutilized assets that had been built to serve peak usage. In addition, certain federal, state, or local requirements that regulated utilities such as PNM are required to follow could result in third parties being able to provide electricity from similar generation technologies to consumers at prices lower than PNM is able to offer. As these technologies become more cost competitive or can be used by third-parties to supply power at lower prices than PNM is able to offer, PNM’s energy sales and/or regulated returns could be eroded, and the value of its generating facilities could be reduced. Advances in technology could also change the channels through which electric customers purchase or use power, which could reduce the Company’s sales and revenues or increase expenses. These advances can also create more uncertainty in load shapes and forecasts, which could have implications for generation and system planning.

Costs of decommissioning, remediation, and restoration of nuclear and fossil-fueled power plants, as well as reclamation of related coal mines, could exceed the estimates of PNMR and PNM as well as the amounts PNM recovers from its ratepayers, which could negatively impact results of operations and liquidity.

PNM has interests in a nuclear power plant, two coal-fired power plants, and several natural gas-fired power plants and is obligated to pay its share of the costs to decommission these facilities. PNM is also obligated to pay for its share of the costs of reclamation of the mines that supply coal to the coal-fired power plants. Likewise, other owners or participants are responsible for their shares of the decommissioning and reclamation obligations and it is important to PNM that those parties fulfill their obligations. Rates charged by PNM to its customers, as approved by the NMPRC, include a provision for recovery of certain costs of decommissioning, remediation, reclamation, and restoration. The NMPRC has established a cap on the amount of costs for the final reclamation of the surface coal mines that may be recovered from customers. PNM records estimated liabilities for its share of the legal obligations for decommissioning and reclamation in accordance with GAAP. These estimates include many assumptions about future events and are inherently imprecise. As discussed above, on July 1, 2019, PNM submitted its SJGS Abandonment Application requesting NMPRC approval to retire PNM’s share of SJGS in 2022. The SJGS Abandonment Application includes a request to recover PNM’s share of reclamation related to the underground mine that serves SJGS as well as other costs associated with retiring the facility. In addition, PNM’s 2017 IRP indicates that exiting PNM’s ownership interest in Four Corners in 2031 would provide long-term cost savings for customers. See additional discussion of PNM’s December 2018 Compliance Filing, the SJGS Abandonment Application, and its 2017 IRP in Notes 16 and 17. In the event the costs to decommission those facilities or to reclaim the mines serving the plants exceed current estimates, or if amounts are not approved for recovery by the NMPRC, results of operations could be negatively impacted. In addition, the NMPRC’s order in the NM 2015 Rate Case disallowed recovery of future contributions for the decommissioning of certain portions of PVNGS. The NM Supreme Court determined that the NMPRC’s decision to not provide PNM recovery of future contributions for the decommissioning of certain portions of PVNGS denied PNM due process of law and remanded the matter to the NMPRC for consideration consistent with the court’s findings. On January 8, 2020, the NMPRC amended its order in the case to remove the disallowance of certain decommissioning costs and indicated this matter will be addressed in a future docket. See Note 17.

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

The Company’s financial performance depends on the successful operation of PNM’s generation assets, as well as the transmission and distribution systems of PNM and TNMP. PNM’s SJGS Abandonment Application requests NMPRC approval to retire PNM’s share of SJGS after the coal supply agreement for that facility expires in mid-2022. PNM’s 2017 IRP also indicates that PNM exiting its ownership interest in Four Corners in 2031 would provide long-term cost savings for customers. These actions will increase PNM’s dependency on other generation resources, including gas-fired facilities and PVNGS, and will reduce PNM’s flexibility in managing those resources. Unscheduled or longer than expected maintenance outages, breakdown or failure of equipment or processes due to aging infrastructure, temporary or permanent shutdowns to achieve environmental compliance, other performance problems with the generation assets, severe weather conditions, accidents and other catastrophic events, acts of war or terrorism, cybersecurity attacks, wildfires, disruptions in the supply, quality, and delivery of fuel and water supplies, and other factors could result in PNM’s load requirements being larger than available system generation capacity. Unplanned outages of generating units and extensions of scheduled outages occur from time to time and are an inherent risk of the Company’s business. If these were to occur, PNM would be required to purchase electricity in either the wholesale market or spot market at the then-current market price. There can be no assurance that sufficient electricity would be available at reasonable prices, or available at all. The failure of transmission or distribution facilities may also affect PNM’s and TNMP’s ability to deliver power. These potential generation, distribution, and transmission problems, and any service interruptions related to them, could result in lost revenues and additional costs.

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

In the event a capable party attempts to disrupt the generation, transmission, or distribution systems in the U.S., the Company’s computer and operating systems could be subject to physical or cybersecurity attack.  Although the Company has implemented security measures to identify, prevent, detect, respond to, and recover from cyber and physical security events, critical infrastructure, including information and operational technology systems, are vulnerable to disability, failures, or unauthorized access, which could occur as a result of malicious compromise, employee error, and/or employee misconduct.  A successful physical or cybersecurity attack or other similar failure of the systems could impact the reliability of PNM’s generation and PNM’s and TNMP’s transmission and distribution systems, including the possible unauthorized shutdown of facilities. Such an event could lead to disruptions of business operations, including the Company’s ability to generate, transport, and deliver power to serve customers, to bill customers, and to process other financial information. A breach of the Company’s information systems could also lead to the loss and destruction of confidential and proprietary data, personally identifiable information, trade secrets, intellectual property and supplier data, and could disrupt business operations which could harm the Company’s reputation and financial results, as well as potential increased regulatory oversight, litigation, fines, and other remedial action. The costs incurred to investigate and remediate a physical or cybersecurity attack could be significant. A significant physical or cybersecurity attack on the Company’s critical infrastructure could have an adverse impact on the operations, reputation and financial condition of PNMR, PNM, and TNMP.

There are inherent risks in the ownership and operation of nuclear facilities.

PNM has a 10.2% undivided interest in PVNGS, including interests in Units 1 and 2 held under leases. PVNGS represents 14.6% of PNM’s total generating capacity as of December 31, 2019. PVNGS is subject to environmental, health, and financial risks including but not limited to the ability to obtain adequate supplies of nuclear fuel and water, the ability to dispose of spent nuclear fuel, decommissioning of the plant (see above), securing the facilities against possible terrorist attacks, and unscheduled outages due to equipment failures.

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

PNM is obligated to supply power to retail customers and certain wholesale customers. At peak times, power demand could exceed PNM’s available generation capacity, particularly if PNM’s power plants are not performing as anticipated. SJGS Units 2 and 3 were shut down in December 2017 and PNM is currently seeking NMPRC approval to retire PNM’s share of SJGS in 2022. In addition, PNM’s 2017 IRP indicates that it would also save customers money for PNM to exit ownership in Four Corners in 2031. SJGS and Four Corners comprise a significant portion of PNM’s base load generation capacity and their retirement would increase reliance on other existing or new generating and/or battery storage resources. Market forces, competitive forces, or adverse regulatory actions may require PNM to purchase capacity on the open market or build additional resources to meet customers’ energy needs. Regulators or market conditions may not permit PNM to pass all of these purchases or construction costs on to customers. If that occurs, PNM may not be able to fully recover these costs or there may be a lag between when costs are incurred and when regulators permit recovery in customers’ rates. These situations could have negative impacts on results of operations and cash flows.

The impact of wildfires could negatively affect PNM’s and TNMP’s results of operations.

PNM and TNMP have large networks of electric transmission and distribution facilities. Weather conditions in the U.S. Southwest region and Texas vary and could contribute to wildfires in or near PNM’s and TNMP’s service territories. PNM and TNMP take proactive steps to mitigate wildfire risk. However, wildfire risk is always present and PNM and TNMP could be held liable for damages incurred as a result of wildfires caused, or allegedly caused, by their transmission and distribution systems. In addition, wildfires could cause damage to PNM’s and TNMP’s assets that could result in loss of service to customers or make it difficult to supply power in sufficient quantities to meet customer needs. These events could have negative impacts on the Company’s financial position, results of operations, and cash flows.

General Economic and Weather Factors
General economic conditions of the nation and/or specific areas can affect the Company’s customers and suppliers. Economic recession or downturn may result in decreased consumption by customers and increased bad debt expense, and could also negatively impact suppliers, all of which could negatively affect the Company.
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

The operating results of PNMR and its operating subsidiaries are seasonal and are affected by weather conditions, including regional drought.
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
Assured supplies of water are important for PNM’s generating plants. Drought conditions in New Mexico, especially in the “four corners” region, where SJGS and Four Corners are located, may affect the water supply for PNM’s generating plants.  If inadequate precipitation occurs in the watershed that supplies that region, PNM may have to decrease generation at these plants. This would require PNM to purchase power to serve customers and/or reduce the ability to sell excess power on the wholesale market and reduce revenues. Drought conditions or actions taken by the court system, regulators, or legislators could limit PNM’s supply of water, which would adversely impact PNM’s business. Although SJGS and Four Corners participate in voluntary shortage sharing agreements with tribes and other water users in the “four corners” region, PNM cannot be certain these contracts will be enforceable in the event of a major drought or that it will be able to renew these contracts in the future.
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
PNMR is a holding company and has no operations of its own. PNMR’s ability to meet its financial obligations and to pay dividends on its common stock primarily depends on the net earnings and cash flows of PNM and TNMP and their capacity to pay upstream dividends or distributions. Prior to providing funds to PNMR, PNM and TNMP have financial and regulatory obligations that must be satisfied, including among others, debt service and, in the case of PNM, preferred stock dividends.
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
Further, the ability of PNMR to declare dividends depends upon the extent to which cash flows will support dividends, the Company’s financial circumstances and performance, economic conditions in the U.S. and in the Company’s service areas, future growth plans and the related capital requirements, and other business considerations. Declaration of dividends may also be affected by decisions of the NMPRC and PUCT in various regulatory cases currently pending or that may be docketed in the future, including the outcome of appeals of those decisions, conditions imposed by the NMPRC, PUCT, or Federal Power Act, and the effect of federal regulatory decisions and legislative acts.

Disruption in the credit and capital markets may impact the Company’s strategy and ability to raise capital.
As discussed in MD&A – Liquidity and Capital Resources, PNMR and its subsidiaries rely on access to both short-term and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations. In general, the Company relies on its short-term credit facilities as the initial source to finance construction expenditures. This results in increased borrowings under the facilities over time. The Company is currently projecting total construction expenditures for the years 2020-2024, including capital requirements related to its investment in NMRD, to be $3.8 billion. If PNMR or its operating subsidiaries are not able to access capital at competitive rates, or at all, PNMR’s ability to finance capital requirements and implement its strategy will be limited. Disruptions in the credit markets, which could negatively impact the Company’s access to capital, could be caused by an economic recession, declines in the health of the banking sector generally or the failure of specific banks who are parties to the Company’s credit facilities, deterioration in the overall health of the utility industry, the bankruptcy of an unrelated energy company, war, terrorist attacks, cybersecurity attacks, or threatened attacks.

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

PNMR, PNM, and TNMP cannot be sure that any of their current credit ratings will remain in effect for any given period of time or that a rating will not be put under review for a downgrade, lowered, or withdrawn entirely by a rating agency. On January 16, 2018, S&P changed the outlook for PNMR, PNM and TNMP from stable to negative while affirming the investment grade ratings of each entity. On June 29, 2018, Moody’s changed the ratings outlook for PNMR and PNM from positive to stable, maintained the stable outlook for TNMP, and affirmed the long-term credit ratings of each entity. In August 2019, Moody’s affirmed the credit rating and stable outlook for PNMR, PNM and TNMP. On December 18, 2019, S&P upgraded the issuer rating of TNMP to A- from BBB+, maintained the senior secured debt rating of TNMP at A, and maintained the outlook for TNMP as negative. Downgrades or changing requirements could result in increased borrowing costs due to higher interest rates on current borrowings or future financings, a smaller potential pool of investors, and decreased funding sources. Such conditions also could require the provision of additional support in the form of letters of credit and cash or other collateral to various counterparties.

Declines in values of marketable securities held in trust funds for pension and other postretirement benefits and in the NDT and mine reclamation trusts could result in sustained increases in costs and funding requirements for those obligations, which may affect operational results.

The pension plans’ targeted asset allocation is 50% return generating and 50% liability matching fixed income. The Company uses a strategy, known as Liability Driven Investing, which seeks to select investments that match the liabilities of the pension plans. The OPEB plans generally use the same pension fixed income and equity investment managers and utilize the same overall investment strategy as the pension plans, except there is no allocation to alternative investments and the OPEB plans have a target asset allocation of 70% equities and 30% fixed income.

Due to the funded status of the NDT and recent overall market performance, PNM has re-balanced the NDT investment portfolio to a target of 80% fixed income securities. The current asset allocation exposes the NDT investment portfolio to market and macroeconomic factors. Declines in market values could result in increased funding of the trusts, the recognition of losses as impairments for the NDT and mine reclamation trusts, and additional expense for the benefit plans. In addition, a change in GAAP required that all changes in the fair value of equity securities recorded on the Company’s balance sheet be reflected in earnings beginning in 2018, which results in increased volatility in earnings.

Impairments of goodwill and long-lived assets of PNMR, PNM, and TNMP could adversely affect the Company’s business, financial position, liquidity, and results of operations.

The Company annually evaluates recorded goodwill for impairment. See Note 1 and the Critical Accounting Policies and Estimates section of MD&A. Long-lived assets are also assessed whenever indicators of impairment exist. Factors that affect the long-term value of these assets, including treatment by regulators in ratemaking proceedings, as well as other economic and market conditions, could result in impairments. Significant impairments could adversely affect the Company’s business, financial position, liquidity, and results of operations.

PNM’s PVNGS leases describe certain events, including “Events of Loss” and “Deemed Loss Events”, the occurrence of which could require PNM to take ownership of the underlying assets and pay the lessors for the assets.

The “Events of Loss” generally relate to casualties, accidents, and other events at PVNGS, including the occurrence of specified nuclear events, which would severely adversely affect the ability of the operating agent, APS, to operate, and the ability of PNM to earn a return on its interests in PVNGS.  The “Deemed Loss Events” consist primarily of legal and regulatory changes (such as issuance by the NRC of specified violation orders, changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). PNM believes that the probability of such

“Events of Loss” or “Deemed Loss Events” occurring is remote for the following reasons: (1) to a large extent, prevention of “Events of Loss” and some “Deemed Loss Events” is within the control of the PVNGS participants through the general PVNGS operational and safety oversight process; and (2) other “Deemed Loss Events” would involve a significant change in current law and policy. PNM is unaware of any proposals pending or being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events. Furthermore, the NRC places restrictions on the ownership of nuclear generating facilities. These restrictions could limit the transfer of ownership should PNM decide to return the assets underlying all or a portion of its current leased interests in PVNGS. In the event PNM decides to return these interests to the lessors, and a qualified buyer cannot be identified, PNM may be required to retain all of a portion of its existing leased capacity in PVNGS or be exposed to other claims for damages by the lessors. See Note 8. If these events were to occur, there is no assurance PNM would be provided cost recovery from customers.

The impacts and implementation of U.S. tax reform legislation may negatively impact PNMR’s, PNM’s, and TNMP’s businesses, financial position, results of operations, and cash flows.

On December 22, 2017, comprehensive changes in U.S. federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). Among other things, the Tax Act reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018, eliminates federal bonus depreciation for utilities, and limits interest deductibility for non-utility business activities and the deductibility of certain officer compensation. During 2018, the IRS issued additional guidance related to certain officer compensation and proposed regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, the IRS issued proposed regulations interpreting Tax Act amendments to depreciation provisions of the IRC that allow the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017.

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

PNM

See Sources of Power in Part I, Item. 1 Business above for information on PNM’s owned and leased capacity in electric generating stations. As of December 31, 2019, PNM owned, or jointly owned, 3,206 miles of electric transmission lines, 6,071 miles of distribution overhead lines, 5,934 miles of underground distribution lines (excluding street lighting), and 255 substations. PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private, and Native American lands. PNM owns and leases interests in PVNGS Units 1 and 2 and related property, communication, office and other equipment, office space, vehicles, and real estate. PNM also owns service and office facilities throughout its service territory. See Note 8 for additional information concerning leases.

TNMP

TNMP’s facilities consist primarily of transmission and distribution facilities located in its service areas. TNMP also owns and leases vehicles, service facilities, and office locations throughout its service territory. As of December 31, 2019, TNMP owned 981 miles of overhead electric transmission lines, 7,236 miles of overhead distribution lines, 1,324 miles of underground distribution lines, and 125 substations. Substantially all of TNMP’s property is pledged to secure its first mortgage bonds. See Note 7.

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

Not Applicable.

SUPPLEMENTAL ITEM – EXECUTIVE OFFICERS OF PNM RESOURCES, INC.
All officers are elected annually by the Board of PNMR. Executive officers, their ages as of February 21, 2020 and offices held with PNMR for the past five years are as follows:

Name	Age	Office	Initial Effective Date
P. K. Collawn	61	Chairman, President, and Chief Executive Officer	January 2012
J. D. Tarry	49	Senior Vice President and Chief Financial Officer	January 2020
		Vice President, Controller and Treasurer	September 2018
		Vice President, Finance and Controller	February 2017
		Vice President, Corporate Controller, and Chief Information Officer	April 2015
		Vice President, Customer Service and Chief Information Officer	May 2012
C. N. Eldred	66	Executive Vice President, Corporate Development and Finance	January 2020
		Executive Vice President and Chief Financial Officer	July 2007
P. V. Apodaca	68	Senior Vice President, General Counsel, and Secretary	January 2010
R. N. Darnell	62	Senior Vice President, Public Policy	January 2012
C. M. Olson	62	Senior Vice President, Utility Operations	February 2018
		Vice President, Utility Operations	December 2016
		Vice President, Generation – PNM	November 2012

PART II

ITEM 5.	MARKET FOR PNMR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange under the symbol “PNM”.

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.265 per share in July 2018 and $0.29 per share in July 2019, which are reflected as being in the second quarter. The Board declared dividends on common stock considered to be for the third quarter of $0.265 per share in September 2018 and $0.29 per share in September 2019, which are reflected as being in the third quarter above. On February 21, 2020, the Board declared a quarterly dividend of $0.3075 per share. PNMR targets a long-term dividend payout ratio of 50% to 60% of ongoing earnings, which is a non-GAAP financial measure that excludes from earnings determined in accordance with GAAP certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.

On February 21, 2020, there were 8,219 holders of record of PNMR’s common stock. All of the outstanding common stock of PNM and TNMP is held by PNMR.

As discussed below and in Note 7, in January 2020, PNMR completed an equity offering of approximately 6.2 million shares of common stock. In lieu of issuing equity at the time of the offering, PNMR entered into forward sale agreements with certain forward counterparties. Settlement of the forward sale agreements is expected to occur on or prior to January 7, 2021.

All of PNM’s and TNMP’s common stock is owned by PNMR and is not listed for trading on any stock exchange. See Note 6 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Preferred Stock

As of December 31, 2019, PNM has 115,293 shares of cumulative preferred stock outstanding. PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2019 and 2018. PNMR and TNMP do not have any preferred stock outstanding.

Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data and comparative operating statistics for PNMR should be read in conjunction with the Consolidated Financial Statements and Notes thereto and MD&A.

PNM RESOURCES, INC. AND SUBSIDIARIES

	2019	2018	2017	2016	2015
	(In thousands except per share amounts and ratios)
Total Operating Revenues	$1,457,603	$1,436,613	$1,445,003	$1,362,951	$1,439,082
Net Earnings	$92,131	$101,282	$95,419	$131,896	$31,078
Net Earnings Attributable to PNMR	$77,362	$85,642	$79,874	$116,849	$15,640
Net Earnings Attributable to PNMR per Common Share
Basic	$0.97	$1.07	$1.00	$1.47	$0.20
Diluted	$0.97	$1.07	$1.00	$1.46	$0.20
Cash Flow Data
Net cash flows from operating activities	$503,163	$428,226	$523,462	$408,283	$395,045
Net cash flows from investing activities	$(673,898)	$(475,724)	$(466,163)	$(699,375)	$(544,528)
Net cash flows from financing activities	$172,446	$45,646	$(58,847)	$242,392	$175,431
Total Assets	$7,298,774	$6,865,551	$6,646,103	$6,471,080	$6,009,328
Long-Term Debt, including current installments	$3,007,717	$2,670,111	$2,437,645	$2,392,712	$2,091,948
Financing Leases(1)	$8,739	$—	$—	$—	$—
Common Stock Data
Market price per common share at year end	$50.71	$41.09	$40.45	$34.30	$30.57
Book value per common share at year end	$21.07	$21.20	$21.28	$21.04	$20.78
Tangible book value per share at year end	$17.58	$17.70	$17.79	$17.55	$17.28
Average number of common shares outstanding – diluted	79,990	80,012	80,141	80,132	80,139
Dividends declared per common share	$1.1775	$1.0850	$0.9925	$0.9025	$0.8200
Capitalization
PNMR common stockholders’ equity	35.8%	38.6%	40.9%	41.1%	44.0%
Preferred stock of subsidiary, without mandatory redemption requirements	0.2	0.3	0.3	0.3	0.3
Long-term debt	64.0	61.1	58.8	58.6	55.7
	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Upon adoption of ASU 2016-02 – Leases (Topic 842) on January 1, 2019, the Company classifies its fleet vehicle and equipment leases and its office equipment leases that commenced on or after January 1, 2019 as financing leases. See Note 8.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2019	2018	2017	2016	2015
	(In thousands)
PNM Revenues
Residential	$427,883	$433,009	$419,105	$395,490	$427,958
Commercial	396,987	408,333	408,354	394,150	437,279
Industrial	69,601	61,119	58,851	56,650	75,308
Public authority	20,322	21,688	23,604	23,174	26,202
Economy service	25,757	26,764	30,645	31,121	35,132
Transmission	57,214	54,280	45,932	34,267	33,216
Firm-requirements wholesale	—	—	4,468	22,497	31,263
Other sales for resale (1)	81,934	76,168	101,897	70,375	63,195
Mark-to-market activity	(997)	(1,051)	1,317	(1,645)	(5,270)
Other miscellaneous (2)	13,134	14,098	10,057	9,834	6,912
Alternative revenue programs (3)	1,987	(2,443)	—	—	—
Total PNM Revenues	$1,093,822	$1,091,965	$1,104,230	$1,035,913	$1,131,195
TNMP Revenues
Residential	$150,742	$130,288	$126,587	$124,462	$120,771
Commercial	116,953	111,261	106,503	103,174	102,956
Industrial	22,405	17,317	18,140	17,427	16,316
Other miscellaneous	76,210	81,583	89,543	81,975	67,844
Alternative revenue programs (3)	(2,529)	4,199	—	—	—
Total TNMP Revenues	$363,781	$344,648	$340,773	$327,038	$307,887

(1) Includes sales to Tri-State under hazard sharing agreement (Note 17).
(2) For the years ended December 31, 2019 and 2018, $6.8 million and $7.6 million of sales related to the SJGS 65 MW are classified as other miscellaneous revenue from contracts with customers (Note 4).
(3) Beginning in 2018, alternative revenue programs include recovery or refund provisions under PNM’s renewable energy rider; true-ups to PNM’s formula transmission rates, and TNMP’s AMS surcharge, and transmission cost recovery factor; and the energy efficiency incentive bonuses at PNM and TNMP. Beginning in 2018, alternative revenue programs also include the impacts of the PUCT’s January 25, 2018 order regarding the change in the federal corporate income tax rate in 2018 at TNMP. See Notes 4 and 17.

	2019	2018	2017	2016	2015
PNM MWh Sales
Residential	3,227,338	3,250,560	3,136,066	3,189,527	3,185,363
Commercial	3,732,099	3,814,659	3,774,417	3,831,295	3,800,472
Industrial	1,152,536	879,308	850,914	875,109	957,308
Public authority	231,538	241,238	250,500	249,860	246,496
Economy service(1)	670,128	667,288	722,501	805,733	796,430
Firm-requirements wholesale (2)	—	—	87,600	429,345	444,495
Other sales for resale (3)	2,842,759	2,525,220	3,632,137	2,899,322	2,110,947
Total PNM MWh Sales	11,856,398	11,378,273	12,454,135	12,280,191	11,541,511
TNMP MWh Sales
Residential	3,044,760	3,094,965	2,936,291	2,933,938	2,912,019
Commercial	3,401,288	3,186,788	2,793,263	2,742,366	2,654,102
Industrial	4,281,962	3,681,480	3,202,528	2,976,800	2,804,919
Other	99,863	100,300	94,767	98,596	100,999
Total TNMP MWh Sales	10,827,873	10,063,533	9,026,849	8,751,700	8,472,039

(1) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.
(2) Decrease beginning in 2017 reflects the loss of NEC as a wholesale generation customer (Note 17).
(3) Includes sales to Tri-State under hazard sharing agreement (Note 17).

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2019	2018	2017	2016	2015
PNM Customers
Residential	473,803	470,192	465,950	462,921	459,353
Commercial	57,369	57,000	56,655	56,357	56,107
Industrial	201	236	239	247	250
Economy service	1	1	1	1	1
Other sales for resale	26	39	36	36	39
Other	930	932	931	887	908
Total PNM Customers	532,330	528,400	523,812	520,449	516,658
TNMP Consumers
Residential	213,435	210,696	207,788	204,744	202,359
Commercial	41,054	40,508	39,814	39,817	39,014
Industrial	96	88	82	66	70
Other	1,911	1,924	1,948	1,993	2,018
Total TNMP Consumers	256,496	253,216	249,632	246,620	243,461
PNM Generation Statistics
Net Capability – MW, including PPAs (1)	2,761	2,661	2,580	2,791	2,787
Coincidental Peak Demand – MW	1,937	1,885	1,843	1,908	1,889
Average Fuel Cost per MMBTU	$1.716	$1.808	$1.704	$1.821	$2.168
BTU per KWh of Net Generation	10,055	10,193	10,396	9,975	10,456

(1) Amounts are reflective of the shutdown of SJGS Units 2 and 3 in December 2017 and restructured ownership of SJGS Unit 4 as of December 31, 2017.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. The MD&A for PNM and TNMP is presented as permitted by Form 10-K General Instruction I (2) as amended by the FAST Act. For additional information related to the earliest of the two years presented please refer to the Company’s 2018 Annual Report on Form 10-K. A reference to a “Note” in this Item 7 refers to the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, unless otherwise specified. Certain of the tables below may not appear visually accurate due to rounding.
MD&A FOR PNMR
EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 789,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
Strategic Goals
PNMR is focused on achieving three key strategic goals:

•	Earning authorized returns on regulated businesses

•	Delivering at or above industry-average earnings and dividend growth

•	Maintaining investment grade credit ratings

In conjunction with these goals, PNM and TNMP are dedicated to:

•	Maintaining strong employee safety, plant performance, and system reliability

•	Delivering a superior customer experience

•	Demonstrating environmental stewardship in business operations, including transitioning to an emissions-free generating portfolio by 2040

•	Supporting the communities in their service territories

Earning Authorized Returns on Regulated Businesses

PNMR’s success in accomplishing its strategic goals is highly dependent on two key factors: fair and timely regulatory treatment for its utilities and the utilities’ strong operating performance. The Company has multiple strategies to achieve favorable regulatory treatment, all of which have as their foundation a focus on the basics: safety, operational excellence, and customer satisfaction, while engaging stakeholders to build productive relationships. Both PNM and TNMP seek cost recovery for their investments through general rate cases, interim cost of service filings, and various rate riders.

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

In accordance with GAAP, PNM periodically updated its estimate of the amount of time necessary for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. As a result of these evaluations, through December 31, 2018, PNM recorded accumulated pre-tax impairments of its capital investments subject to the appeal in the amount of $18.4 million.

On May 16, 2019, the NM Supreme Court issued its decision on the matters that had been appealed in the NM 2015 Rate Case. The NM Supreme Court rejected the matters appealed by the cross-appellants and all but one of the matters appealed by PNM. The NM Supreme Court ruled that the NMPRC’s decision to permanently disallow recovery of future decommissioning costs related to the 64.1 MW of PVNGS Unit 2 and the 114.6 MW of PVNGS Units 1 and 2 deprived PNM of its rights to due process of law and remanded the case to the NMPRC for further proceedings consistent with the court’s findings. On July 17, 2019, the NMPRC heard oral argument from parties in the case. At oral argument, parties presented various positions ranging from re-litigating the value of PVNGS resources determined by the NMPRC and affirmed by the NM Supreme Court to re-affirming the NMPRC’s final order with a single modification to address recovery of PVNGS decommissioning costs in a future case. On January 8, 2020, the NMPRC issued its order in response to the NM Supreme Court’s remand. The NMPRC reaffirmed its September 2016 order except for the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2. The NMPRC indicated that PNM’s ability to recover these costs will be addressed in a future proceeding and closed the NM 2015 Rate Case docket.

As a result of the NM Supreme Court’s ruling, PNM recorded a pre-tax impairment of $150.6 million which is reflected as regulatory disallowances and restructuring costs in the Consolidated Statements of Earnings for the year ended December 31, 2019. The impairment reflects capital costs not previously impaired during the pendency of the appeal and was offset by tax impacts of $45.7 million which are reflected as income taxes on the Consolidated Statements of Earnings.

New Mexico 2016 Rate Case – In January 2018, the NMPRC approved a settlement agreement that authorized PNM to implement an increase in base non-fuel rates of $10.3 million, which includes a reduction to reflect the impact of the decrease in the federal corporate income tax rate and updates to PNM’s cost of debt (aggregating $47.6 million annually). This order was on PNM’s application for a general increase in retail electric rates filed in December 2016 (the “NM 2016 Rate Case”). The key terms of the order include:

•	A ROE of 9.575%

•	A requirement to return to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate to the extent attributable to PNM’s retail operations (Note 18)

•	A disallowance of PNM’s ability to collect an equity return on certain investments aggregating $148.1 million at Four Corners, but allowing recovery of a debt-only return

•	An agreement to not implement non-fuel base rate changes, other than changes related to PNM’s rate riders, with an effective date prior to January 1, 2020

•	A requirement to consider the prudency of PNM’s decision to continue its participation in Four Corners in PNM’s next general rate case filing

PNM implemented 50% of the approved increase for service rendered beginning February 1, 2018 and implemented the rest of the increase for service rendered beginning January 1, 2019. This matter is now concluded.

TNMP 2018 Rate Case – On December 20, 2018, the PUCT approved a settlement stipulation allowing TNMP to increase annual base rates by $10.0 million based on a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. Under the approved settlement stipulation TNMP was granted authority to integrate revenues previously recorded under the AMS rider, as well as other unrecovered AMS costs, into base rates; establish a new rider to recover Hurricane Harvey restoration costs, net of amounts owed to customers as a result of the reduction in the federal corporate income tax rate during 2018; and to update depreciation rates. In addition, the approved settlement stipulation allows TNMP to refund the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers and reflects the reduction in the federal corporate income tax rate to 21%. New rates under the TNMP 2018 Rate Case became effective January 1, 2019.

Advanced Metering – TNMP completed its mass deployment of advanced meters across its service territory in 2016 and has installed more than 242,000 advanced meters. As discussed above, beginning in 2019 the costs associated with TNMP’s AMS program are being recovered through base rates.

In February 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”), which was denied. As ordered by the NMPRC, PNM’s 2020 filing for energy efficiency programs to be offered in 2021 should include a proposal for an AMI pilot project.

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

Cost Recovery Related to Joining the EIM – In 2018, PNM completed a cost-benefit analysis that indicated PNM’s participation in the California Independent System Operator (“CAISO”) Western Energy Imbalance Market (“EIM”) would provide substantial benefits to retail customers. In August 2018, PNM filed an application with the NMPRC requesting, among other things, to recover the cost of initial capital investments and authorization to establish a regulatory asset to recover other expenses that would be incurred in order to join the EIM. PNM’s application proposed recovery of the costs incurred to join the EIM beginning on the effective date of new rates in PNM’s next general rate case and that the benefits of participating in the EIM be credited to retail customers through PNM’s existing FPPAC. In December 2018, the NMPRC issued an order approving the establishment of a regulatory asset to recover PNM’s cost of joining the EIM. The order was subsequently vacated based on challenges by certain parties. In March 2019, the NMPRC issued a revised order approving the Hearing Examiner’s recommendation to defer certain rate making issues, including but not limited to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs included in a regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing. In April 2019, the NMPRC issued an order clarifying that the CAISO quarterly benefits reports may be used to support the benefits of participating in the EIM. PNM anticipates it will begin participating in the EIM in April 2021.

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

On May 10, 2019, PNM filed an application with FERC requesting approval to purchase and provide transmission service on a new 165-mile long 345-kV transmission line and related facilities (the “Western Spirit Line”). Under related agreements, which are subject to certain conditions being met prior to closing, the Western Spirit Line will be purchased by PNM to serve approximately 800 MW of wind generation to be located in eastern New Mexico beginning in 2021. FERC approved PNM’s request to provide transmission to the facilities using an incremental rate based on construction and other ongoing costs for the line, including adjustments for construction costs funded by the customer, effective July 9, 2019 and approved PNM’s request to purchase the Western Spirit Line on August 8, 2019. The NMPRC approved PNM’s planned purchase of the Western Spirit Line on October 2, 2019. See Note 17.

PNM has no full-requirements wholesale generation customers.
Delivering At or Above Industry-Average Earnings and Dividend Growth
PNMR’s strategic goal to deliver at or above industry-average earnings and dividend growth enables investors to realize the value of their investment in the Company’s business. PNMR’s current target is 5% to 6% earnings and dividend growth for the period 2020 through 2023. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.

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

Approval Date	Percent Increase
December 2017	9%
December 2018	9%
December 2019	6%

Maintaining Investment Grade Credit Ratings

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

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2017 to 2019 period, PNM and TNMP together invested $1.5 billion in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. During 2018 and 2019, PNM constructed an additional 50 MW of PNM-owned solar-PV facilities, which were approved by the NMPRC in PNM’s 2018 renewable energy procurement plan. In late 2018, PNM installed a new type of protective relay on its high-voltage transmission lines, which help to ensure the reliability of PNM’s electrical system. On May 1, 2019, PNM executed an agreement to purchase the Western Spirit Line, which has been approved by FERC and the NMPRC. Under the agreement, subject to certain conditions being met prior to closing, PNM will purchase the Western Spirit Line upon its expected commercial operation date in 2021 at a net cost of approximately $285 million, including customer reimbursements. PNM’s SJGS Abandonment Application requests NMPRC approval of a replacement resource scenario that would result in PNM investing approximately $298 million to construct and own a new 280 MW gas-fired generation facility to be located at the existing SJGS site, 70 MW of battery storage facilities, and other transmission upgrades to replace PNM’s capacity in SJGS. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico ranks 3rd in the nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks 3rd in the nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. The formation of this joint venture provides a more efficient use of PNMR’s capital to support new renewable investment opportunities while maintaining the necessary capital to support investments required by regulated jurisdictions. As of December 31, 2019, NMRD’s renewable energy capacity in operation was 85.1 MW, which includes 80 MW of solar-PV facilities to supply energy to the Facebook data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. The NMPRC has approved PNM’s request to enter into an additional 25-year PPA to purchase renewable energy and RECs from an aggregate of approximately 50 MW of capacity from solar-PV facilities to be constructed by NMRD to supply power to the Facebook data center. These facilities are expected to begin commercial operation by June 2020. See Note 17. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.

PNM filed its 2017 IRP on July 3, 2017. The 2017 IRP analyzed several scenarios utilizing assumptions that PNM continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP included, among other things, that retiring PNM’s share of SJGS in 2022 and exiting ownership in Four Corners in 2031 would provide long-term cost savings for PNM’s customers and that the best mix of new resources to replace the retired coal generation would include solar energy and flexible natural gas-fired peaking capacity as well as energy storage, if the economics support it, and wind energy provided additional transmission capacity becomes available. The 2017 IRP also indicated that PNM should retain the currently leased capacity in PVNGS.

In December 2018, the NMPRC issued an order accepting PNM’s 2017 IRP as compliant with applicable statute and NMPRC rules. Several parties appealed the NMPRC’s final order to the NM Supreme Court. These appeals were ultimately withdrawn by parties or denied by the NM Supreme Court. See additional discussion regarding PNM’s leased capacity in PVNGS in Note 8 and PNM’s 2017 IRP and the SJGS Abandonment Application in Note 17.

In the third quarter of 2019, PNM initiated its 2020 IRP process which will cover the 20-year planning period from 2019 through 2039. Consistent with historical practice, PNM has provided notice to various interested parties and has hosted a series of public advisory presentations. NMPRC rules require PNM to file its 2020 IRP in July 2020. PNM will continue to seek input from interested parties as a part of this process. PNM cannot predict the outcome of this matter.
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

The Energy Transition Act (“ETA”)

On June 14, 2019, Senate Bill 489, known as the ETA, became effective. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used to provide utility service to customers and for other costs as defined by the ETA. These costs may include coal mine and plant decommissioning that have not yet been charged to customers. Proceeds from energy transition bonds may also be used to fund severances to employees of the retired facility and related coal mine, and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA and PNM’s SJGS Abandonment Application below and in Notes 16 and 17.

PNM expects the ETA will have significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement filings with the NMPRC.

SJGS

SJGS Abandonment Application – As discussed in Note 16, PNM submitted the December 2018 Compliance Filing to the NMPRC on December 31, 2018 indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS (subject to future NMPRC approval) after the current SJGS CSA expires in mid-2022. In January 2019, the NMPRC issued an order initiating a proceeding and requiring PNM to submit an application for the abandonment of PNM’s share of SJGS in 2022 and for replacement resources by March 1, 2019. The NMPRC’s January 2019 order was subsequently stayed by the NM Supreme Court pending review of PNM’s petition in the matter. On June 26, 2019, the NM Supreme Court lifted the stay and denied PNM’s petition without discussion. See additional discussion of PNM’s December 2018 Compliance Filing in Note 16.

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application seeks NMPRC approval to retire PNM’s share of SJGS in mid-2022, and for approval of replacement resources and the issuance of approximately $361 million of energy transition bonds as provided by the ETA. The application includes several replacement resource scenarios including PNM’s recommended replacement scenario, which is consistent with PNM’s goal of having a 100% emissions-free generating portfolio by 2040 and would provide cost savings to customers while preserving system reliability. The application includes three other replacement resource scenarios that would place a greater amount of resources in the San Juan area, or result in no new fossil-fueled generating facilities, or no battery storage facilities being added to PNM’s portfolio. When compared to PNM’s recommended replacement resource scenario, the three alternative resource scenarios are expected to result in increased costs to customers and the two alternative resource scenarios that result in no new fossil-fueled generating facilities are expected to provide lower system reliability.

On July 10, 2019, the NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing and the other addressing replacement resources. The NMPRC indicated that PNM’s July 1, 2019 filing is responsive to the January 30, 2019 order but did not definitively indicate if the abandonment and financing proceedings would be evaluated under the requirements of the ETA. The NMPRC’s July 10, 2019 order also extended the deadline to issue the abandonment and financing order to nine months and to issue the replacement resources order to 15 months. The NMPRC denied motions for clarification regarding the applicability of the ETA to PNM’s SJGS

Abandonment Application and indicated that the Hearing Examiners assigned to the proceeding would address the issue of law applicable to the approvals sought by PNM in the procedural orders. The Hearing Examiners subsequently issued procedural orders that set public hearings on SJGS abandonment and related financing to begin in December 2019 and for hearings on replacement resources to begin in January 2020. The Hearing Examiners also required PNM to file legal brief by August 23, 2019 regarding the extent to which the state constitution might prevent the ETA from applying to the issues in each proceeding, that parties file responses to PNM’s legal briefs by October 18, 2019, and provided parties the opportunity to file testimony on the merits of their claims regarding the SJGS abandonment and replacement resources if the ETA is ultimately determined to not apply to PNM’s application. Hearings on the abandonment and securitized financing proceedings were held in December 2019 and hearings on replacement resources were held in January 2020.

On August 30, 2019, PNM and other parties filed a petition for a writ of mandamus requesting the NM Supreme Court clarify that the reason underlying its June 2019 decision to deny the stay was due to the passage of the ETA and to clarify that the ETA applies to any application filed after the stay had been lifted. On September 18, 2019, NEE and other advocacy groups filed an amended emergency petition for a writ of mandamus requesting the NM Supreme Court stay the SJGS abandonment and financing proceedings, declare the ETA inapplicable to such proceedings and declare certain provisions of the ETA unconstitutional because they limit the regulatory oversight responsibilities of the NMPRC. In early October 2019, the NM Supreme Court denied both PNM’s and NEE’s petitions for writ of mandamus without discussion. On December 9, 2019, the Governor of the State of New Mexico, the President of the Navajo Nation, and several New Mexico state senators and representatives filed an emergency petition for a writ of mandamus requesting the NM Supreme Court require the NMPRC to comply with its constitutional duties and apply the ETA to every aspect of PNM’s SJGS Abandonment Application. In January 2020, the NM Supreme Court denied NEE’s and other parties petitions, granted PNM’s motion to intervene, and scheduled oral argument to be presented by the NMPRC and PNM. On January 29, 2020, and after oral argument, the NM Supreme Court issued a ruling requiring the NMPRC apply the ETA to all aspects of PNM’s SJGS Abandonment Application, indicating any previous NMPRC orders inconsistent with their ruling should be vacated, and denying parties’ request for stay.

On February 21, 2020, the Hearing Examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of the separate replacement resources proceeding, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The Hearing Examiners recommended, among other things, that PNM be authorized to abandon SJGS by June 30, 2022, to issue Securitized Bonds of up to $361 million, and to establish a rate rider to collect non-bypassable customer charges for repayment of the bonds (the “Energy Transition Charge”). The Hearing Examiners recommended an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the Hearing Examiners recommended PNM be granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, and economic development costs.  Exceptions to the recommended decisions are due March 4, 2020, and responses to exceptions are due March 6, 2020.  The Hearing Examiners also found that the statutory deadline for action by the Commission is April 1, 2020. See Note 17.

The financial impact of an early retirement of SJGS and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the economic impact of a potential SJGS abandonment on the area surrounding the plant and the related mine, as well as the overall political and economic conditions of New Mexico. PNM cannot predict the outcome of this matter.

Other Environmental Matters – In addition to the regional haze rule and the ETA, SJGS and Four Corners may be required to comply with other rules that affect coal-fired generating units. On March 28, 2017, President Trump issued an Executive Order on Energy Independence.  The order sets out two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  On June 19, 2019, EPA released the final Affordable Clean Energy rule. EPA is taking three separate actions in the final rule: (1) repealing the Clean Power Plan; (2) promulgating the Affordable Clean Energy rule; and (3) revising the implementing regulations for all emission guidelines issued under Clean Air Act Section 111(d) which, among other things, extends the deadline for state plans and the timing of EPA’s approval process. EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. The final rule requires states to submit a plan to EPA by July 8, 2022, and then EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a federal plan. The rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after the planned shutdown of SJGS in 2022 (subject to NMPRC approval). The Company is reviewing the rule with respect to impacts to Four Corners. See Note 16.

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
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As of December 31, 2019, PNM has 157 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 127.6 MW at December 31, 2019. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 204 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. If approved by the NMPRC, PNM’s recommended resource scenario to replace the planned retirement of SJGS would result in PNM executing PPAs to purchase renewable energy and RECs from a total of 350 MW of solar-PV facilities and to procure energy from and construct a total of 130 MW of battery storage facilities. If approved, PNM would procure power under a PPA from one of the United States’ largest solar facilities and would have one of the nation’s highest percentage of battery storage capacity integration.
The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements. PNM makes renewable procurements consistent with the plans approved by the NMPRC. PNM’s 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind beginning in 2021.
As discussed in Strategic Investments above, PNM is currently purchasing the output of 80 MW of solar capacity from NMRD that is used to serve the Facebook data center. PNM has entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of the power and RECs from a 50 MW wind project, which was placed in commercial operation in November 2018, a 166 MW wind project to be operational in November 2020, and a 50 MW solar-PV project to be operational in December 2021. In August 2018, the NMPRC approved PNM’s request to enter into two additional 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be constructed by NMRD to supply power to Facebook, Inc. The first 50 MW of these facilities began commercial operations in December 2019 and the remaining capacity is expected to begin commercial operation by June 2020. See Note 17.
On May 31, 2019, PNM filed an application with the NMPRC for approval of a program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program. PNM proposes to recover costs of the program directly from subscribing customers through a rate rider. If approved by the NMPRC, PNM would procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. PNM had fully subscribed the entire output of the 50 MW facilities at the time of the filing. Hearings on the application concluded on January 9, 2020. On February 14, 2020, PNM and several other parties filed a joint proposed recommended decision addressing the Hearing Examiner’s questions in the filing and recommending the NMPRC approve PNM’s application. PNM cannot predict the outcome of this matter.
PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS and carbon-free resource requirements.
Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2019, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs is estimated to be approximately 65 GWh. This is equivalent to the annual consumption of approximately 9,500 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2019, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs is estimated to be approximately 16 GWh. This is equivalent to the annual consumption of approximately 1,285 homes in TNMP’s service territory. In April 2018, TNMP received the “Partner of the Year Energy Efficiency Delivery Award” for its High-Performance Homes Program.

Water Conservation and Solid Waste Reduction

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 35% more efficient than in 2007).  Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of gray water and air-cooling technology have contributed to this reduction.  Water usage has continued to decline as PNM has substituted less fresh-water-intensive generation resources to replace SJGS Units 2 and 3 starting in 2018, as water consumption at that plant has been reduced by approximately 50%.  Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy.

In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2019, 16 of the Company’s 23 facilities met the solid waste diversion goal of a 65% diversion rate. The Company expects to continue to do well in this area in the future.

Customer, Stakeholder, and Community Engagement

The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has demonstrated a commitment to building productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced customer service engagement options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers.
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
PNMR also has a dedicated Sustainability Portal on its corporate website www.pnmresources.com, to provide additional information regarding the Company’s environmental and other sustainability efforts. The site provides the key corporate governance and sustainability information related to the operations of PNM and TNMP. In January 2018, PNM added a Climate Change Report to this portal. The portal also includes information presented under the additional headings: Environment, Generation Portfolio, Social, Economic, and Governance.
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

Over the past three years, the Company has contributed approximately $6.2 million to civic, educational, environmental, low income, and economic development organizations. PNMR is proud to support programs and organizations that enrich the quality of life for the people in its service territories and communities. One of PNM’s most important outreach programs is tailored for low-income customers. In 2019, PNM hosted 46 community events throughout its service territory to connect low-income customers with nonprofit community service providers offering support and help with such needs as water and gas utility bills, food, clothing, medical programs, and services for seniors. Additionally, through its Good Neighbor Fund, PNM provided $0.4 million of assistance with electric bills to 3,734 families in 2019 and offered financial literacy training to further support customers.

Volunteerism is an important facet of the PNMR culture. The mission of the PNMR Corporate Volunteer Group is to help make the communities PNMR serves safer, stronger, smarter, and more vibrant. In 2019, PNM and TNMP employees and retirees contributed over 13,300 volunteer hours serving their local communities by supporting at least 250 organizations. Company volunteers participate in an annual Day of Service at nonprofits across New Mexico and Texas. Employees and retirees also participate on a variety of nonprofit boards and independent volunteer activities throughout the year. PNMR employees are, in large part, responsible for the success of the Company’s customer, stakeholder, and community outreach. PNMR employees want to make the Company the best place to work by connecting and growing with others to realize their objectives. By doing this the Company hopes to increase customer satisfaction.

The Company illustrates that the overall safety of employees, customers, and the general public is a top priority by embracing collaboration and offering a dedicated Safety Day, annual safety-oriented goals, safety trainings, and an emergency alert system to communicate unsafe conditions with employees, should the need arise.

Economic Factors

PNM – In 2019, PNM experienced an increase in weather-normalized retail load of 0.3%. Customer growth in PNM’s service territory is being partially offset by customers’ energy efficiency programs. Economic conditions in Albuquerque continue to have a positive trend in 2019 with more announcements of businesses moving to the state or expanding. In 2018, Netflix, Inc. announced that it is coming to New Mexico. In 2019, NBCUniversal announced a 10-year venture in Albuquerque, New Mexico, Sandia National Laboratories announced that it planned to hire 1,900 employees, and another of PNM’s customers announced plans to add over 300 jobs in central New Mexico. In addition, in December 2019 an engineering company announced that it will be opening a new engineering center bringing approximately $100 million of new investments to Albuquerque, New Mexico, in 2020.

TNMP – In 2019, TNMP experienced a decrease in volumetric weather normalized retail load of 2.0%. Most of TNMP’s industrial and large commercial customers are billed based on their peak demand. Demand-based load, excluding retail transmission customers, increased 4.9% in 2019. TNMP continues to experience increases in new service requests and some previously delayed service requests were completed in late 2019. TNMP is continuing to evaluate additional interconnection requests and plans to invest in additional reliability projects to support increases in forecasted demand in the Delaware Basin.

Results of Operations

Net earnings attributable to PNMR were $77.4 million, or $0.97 per diluted share in the year ended December 31, 2019 compared to $85.6 million, or $1.07 per diluted share in 2018. Among other things, earnings in 2019 benefited from additional revenues due to retail rate increases approved in PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case, higher income from investment securities held in the NDT and coal mine reclamation trusts, lower plant maintenance costs at PNM, higher demand-based revenues at TNMP, lower interest expense at PNM and TNMP, and lower income taxes (or higher income tax benefits) at PNM and TNMP. These increases were more than offset by mild weather conditions at PNM, regulatory disallowances resulting from the NM Supreme Court’s May 2019 decision in PNM’s NM 2015 Rate Case, net of regulatory disallowances in 2018 related to PNM’s December 2018 Compliance Filing, increased depreciation and property taxes due to increased plant in service at PNM and TNMP, increased depreciation rates resulting from TNMP’s 2018 Rate Case, and lower interest income on the Westmoreland Loan at PNMR. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that currently expire in October 2023. Both facilities provide for short-term borrowings and letters of credit and can be extended through October

2024, subject to approval by a majority of the lenders. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico, which expires in December 2022, and TNMP has a $75.0 million revolving credit facility, which expires in September 2022. PNMR Development has a revolving credit facility with a capacity of $40.0 million, with the option to further increase the capacity up to $50.0 million upon 15-days advance notice, that expires in February 2021. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. Total availability for PNMR on a consolidated basis was $595.4 million at February 21, 2020. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
PNMR projects that its consolidated capital requirements, consisting of construction expenditures, capital contributions for PNMR Development’s 50% ownership interest in NMRD, and dividends, will total $4.4 billion for 2020-2024. The construction expenditures include estimated amounts for an anticipated expansion of PNM’s transmission system, including the planned purchase of the Western Spirit Line, and proposed replacement generation resources included in PNM’s SJGS Abandonment Application.
On January 18, 2019, PNM entered into the PNM 2019 $250.0 million Term Loan, which bears interest at a variable rate and must be repaid on or before July 17, 2020. Proceeds from this issuance were used to repay the PNM 2017 Term Loan, short-term borrowings under the PNM Revolving Credit Facility, and for general corporate purposes. On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement for the sale of $305.0 million aggregate principal amount of TNMP 2019 Bonds. TNMP issued $225.0 million of TNMP 2019 Bonds on March 29, 2019 (at fixed annual interest rates ranging from 3.79% to 4.06% for terms ranging from 15 to 25 years) and used a portion of the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019. TNMP issued the remaining $80.0 million of TNMP 2019 Bonds on July 1, 2019 (at a fixed annual interest rate of 3.60% for a term of ten years) and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for general corporate purposes. On December 13, 2019, the PNMR 2018 One-Year Term Loan was extended to June 11, 2021. On December 18, 2019, PNM entered into the PNM 2019 $40.0 Million Term Loan, which bears interest at a variable rate and must be repaid on or before June 18, 2021. Proceeds from this issuance were used to repay short-term borrowings under the PNM Revolving Credit Facility, and for general corporate purposes. On December 30, 2019, TNMP repaid the $35 million TNMP 2018 Term Loan. In January 2020, PNMR entered into agreements to sell approximately 6.2 million shares of PNMR common stock under forward purchase arrangements (the “PNMR 2020 Forward Equity Sale Agreements”). Under the PNMR 2020 Forward Equity Sale Agreements, PNMR has the option to physically deliver, cash settle, or net share settle all or a portion of PNMR common stock on or before a date that is 12 months from their effective dates. PNMR did not initially receive any proceeds upon execution of these agreements. The initial forward sales price of $47.21 per share is subject to adjustments based on net interest rate factor and by expected future dividends on PNMR’s common stock. PNMR expects to physically settle all shares under the agreements on or before January 7, 2021. See Note 7. See discussion of PNM’s SJGS Abandonment Application in Note 17, which includes a request to issue approximately $361 million of energy transition bonds upon the proposed retirement of SJGS in 2022.
After considering the effects of these financings, the Company has consolidated maturities of long-term and short-term debt aggregating $675.4 million in the period from January 1, 2020 through December 31, 2020, and an additional $300.0 million that will mature by March 31, 2021. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2020-2024 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Also, refer to Disclosure Regarding Forward Looking Statements in Part I, Item 1 and to Risk Factors in Part I, Item 1A.

A summary of net earnings attributable to PNMR is as follows:

	Year Ended December 31,		Change
	2019	2018	2019/2018
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$77.4	$85.6	$(8.3)
Average diluted common and common equivalent shares	80.0	80.0	—
Net earnings attributable to PNMR per diluted share	$0.97	$1.07	$(0.10)

The components of the changes in net earnings attributable to PNMR by segment are:

Change
2019/2018
(In millions)
PNM	$(14.0)
TNMP	4.2
Corporate and Other	1.5
Net change	$(8.3)

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

The following table summarizes the operating results for PNM:

	Year Ended December 31,		Change
	2019	2018	2019/2018
	(In millions)
Electric operating revenues	$1,093.8	$1,092.0	$1.8
Cost of energy	317.7	314.0	3.7
Utility margin	776.1	777.9	(1.8)
Operating expenses	554.7	481.0	73.7
Depreciation and amortization	160.4	151.9	8.5
Operating income	61.1	145.0	(83.9)
Other income (deductions)	41.3	(4.2)	45.5
Interest charges	(72.9)	(76.5)	3.6
Segment earnings (loss) before income taxes	29.5	64.4	(34.9)
Income (taxes) benefit	26.0	6.0	20.0
Valencia non-controlling interest	(14.2)	(15.1)	0.9
Preferred stock dividend requirements	(0.5)	(0.5)	—
Segment earnings (loss)	$40.7	$54.7	$(14.0)

The following table shows GWh sales, including the impacts of weather, by customer class and average number of customers:

	Year Ended December 31,		Percent Change
	2019	2018	2019/2018
	(Gigawatt hours, except customers)
Residential	3,227.3	3,250.6	(0.7)%
Commercial	3,732.1	3,814.7	(2.2)
Industrial	1,152.5	879.3	31.1
Public authority	231.5	241.2	(4.0)
Economy service (1)	670.1	667.3	0.4
Other sales for resale	2,842.8	2,525.2	12.6
	11,856.3	11,378.3	4.2%
Average retail customer (thousands)	530.3	526.3	0.7%

(1)
PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

Operating results – 2019 compared to 2018

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2019
Change
Utility margin:	(In millions)

Rate relief – Additional revenue due to rate increase approved by the NMPRC effective February 1, 2018 and January 1, 2019 (Note 17)	$6.1
Customer usage/load – Weather normalized retail KWh sales increased 0.3%, primarily due to increased sales to industrial customers, partially offset by decreased sales to commercial customers	(0.7)
Weather – Milder weather in 2019; cooling degree days were 13.2% lower	(5.7)
Transmission – Increase primarily due to the addition of new customers partially offset by lower revenues under formula transmission rates	1.5
Coal mine decommissioning – Decrease primarily due to remeasurement of PNM’s obligation for Four Corners coal mine reclamation and higher accretion expense on SJGS coal mine reclamation (Note 16)	(2.7)
Other	(0.3)
Net Change	$(1.8)

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2019
Change
Operating expenses:	(In millions)

Lower plant maintenance costs, primarily at Four Corners and PVNGS	$(8.5)
Higher capitalized administrative and general expenses due to higher construction spending in 2019	(1.6)
Regulatory disallowance resulting from the NM Supreme Court’s May 2019 decision on PNM’s appeal of the NM 2015 Rate Case (Note 17)	146.6
2018 increase in estimated coal mine reclamation costs associated with ownership restructuring of SJGS (Note 16)	(27.3)
2018 regulatory disallowance associated with 132 MW and restructuring costs associated with 65 MW of SJGS Unit 4 (Note 16)	(35.0)
Higher property taxes due to increases in utility plant in service and higher assessed property taxes	1.1
Lower vegetation management expenses	(1.0)
Other	(0.6)
Net Change	$73.7

Depreciation and amortization:

Increased utility plant in service, including solar facilities under the renewable rider	$6.4
Higher depreciation resulting from amortization of stranded costs associated with the retirement of SJGS Units 2 and 3	0.5
Higher accretion on AROs, primarily related to PVNGS	0.9
Other	0.7
Net Change	$8.5

Other income (deductions):

Higher gains on investment securities in the NDT and coal mine reclamation trusts	$46.8
Lower equity AFUDC	(1.5)
Higher interest income and lower trust expenses related to investment securities in the NDT and coal mine reclamation trusts	1.5
Other	(1.3)
Net Change	$45.5

Interest charges:

Lower interest on $350.0 million of SUNs refinanced in May 2018	$5.9
Lower interest on $100.0 million of SUNs refinanced in August 2018	1.8
Higher interest on term loans	(1.9)
Lower debt AFUDC	(1.1)
Interest on deposit by PNMR Development for potential transmission interconnection which is offset in Corporate and Other (Note 7)	(1.0)
Other	(0.1)
Net Change	$3.6

Year Ended December 31, 2019
Change
Income taxes:	(In millions)

Lower segment earnings before income taxes	$8.6
Amortization of excess deferred income taxes, as ordered by the NMPRC in the NM 2016 Rate Case	1.7
Reversal of deferred items related to the retirement of SJGS Units 2 and 3	1.6
Reversal of excess deferred income taxes resulting from regulatory disallowances in the NM 2015 Rate Case (Note 17)	7.5
Decrease in excess tax benefits related to stock compensation	(0.5)
Impairments, valuation allowances, and non-deductible compensation	1.1
Net Change	$20.0

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

The following table summarizes the operating results for TNMP:

	Year Ended December 31,		Change
	2019	2018	2019/2018
	(In millions)
Electric operating revenues	$363.8	$344.6	$19.2
Cost of energy	95.1	85.7	9.4
Utility margin	268.7	259.0	9.7
Operating expenses	98.6	96.3	2.3
Depreciation and amortization	84.3	66.2	18.1
Operating income	85.8	96.5	(10.7)
Other income (deductions)	4.1	4.1	—
Interest charges	(29.1)	(32.1)	3.0
Segment earnings before income taxes	60.8	68.5	(7.7)
Income (taxes)	(5.0)	(16.9)	11.9
Segment earnings	$55.8	$51.6	$4.2
The following table shows total GWh sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Year Ended December 31,		Percentage Change
	2019	2018	2019/2018
Volumetric load (1) (GWh)
Residential	3,044.8	3,095.0	(1.6)%
Commercial and other	31.5	32.2	(2.2)%
Total volumetric load	3,076.3	3,127.2	(1.6)%
Demand-based load (2) (MW)	19,386.7	18,181.2	6.6%
Average retail consumers (thousands) (3)	255.2	251.6	1.4%

(1)	Volumetric load consumers are billed on KWh usage.

(2)	Demand-based load includes consumers billed on a monthly KW peak and retail transmission customers that are primarily billed under rate riders.

(3)
TNMP provides transmission and distribution services to REPs that provide electric service to customers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

Operating results – 2019 compared to 2018

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2019
Change
Utility margin:	(In millions)

Retail Rate relief – TNMP 2018 Rate Case retail rate increase effective January 1, 2019, including integration of amounts previously recovered in the AMS rate rider and the effect of rate design changes between customer classes (Note 17)	$7.3
Retail customer usage/load – Weather normalized retail KWh sales decreased 2.0%, primarily related to the residential class; the average number of retail consumers increased 1.4%	(1.6)
Demand based customer usage/load – Higher demand-based revenues for large commercial and industrial retail consumers; billed demand, excluding retail transmission customers, increased 4.9%	3.6
Rate riders – Impacts of rate riders, including the CTC surcharge, energy efficiency rider, and transmission cost recovery factor	0.4
Net Change	$9.7

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2019
Change
Operating expenses:	(In millions)

Higher employee related expenses	$1.8
Higher capitalized administrative and general expenses due to higher construction expenditures	(2.1)
Higher property tax due to increased utility plant in service	1.4
2019 regulatory disallowance resulting from the January 2020 approval of a settlement to recover costs in the TNMP 2018 Rate Case	0.5
2018 regulatory recovery resulting from the December 2018 approval of TNMP’s 2018 Rate Case	0.7
Higher allocated corporate depreciation primarily related to computer software	0.5
Other	(0.5)
Net Change	$2.3

Depreciation and amortization:

Increased utility plant in service	$5.9
Higher depreciation rates approved in the TNMP 2018 Rate Case	9.5
Higher amortization of AMS and Hurricane Harvey regulatory assets approved in the TNMP 2018 Rate Case	2.2
Other	0.5
Net Change	$18.1

Other income (deductions):

Higher equity AFUDC	$0.6
Lower CIAC and other	(0.6)
Net Change	$—

Year Ended December 31, 2019
Change
Interest charges:	(In millions)

Repayment of $172.3 million 9.5% first mortgage bonds in April 2019	$12.8
Issuance of $225.0 million first mortgage bonds in March 2019	(6.8)
Issuance of $80.0 million first mortgage bonds in July 2019	(1.5)
Issuance of $60.0 million of first mortgage bonds in June 2018	(1.2)
Issuance of $20.0 million term loan in July 2018 and $15.0 million term loan in December 2018	(0.7)
Other	0.4
Net Change	$3.0

Income (taxes) benefits:

Lower segment earnings before income taxes	$1.6
Amortization of excess deferred income taxes, as ordered by the PUCT in the TNMP 2018 Rate Case	8.9
Impairments, valuations allowances, and non-deductible expenses	1.4
Net Change	$11.9

Corporate and Other
The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,		Change
	2019	2018	2019/2018
	(In millions)
Total revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(20.5)	(17.7)	(2.8)
Depreciation and amortization	23.2	23.1	0.1
Operating income (loss)	(2.7)	(5.5)	2.8
Other income (deductions)	(1.8)	0.4	(2.2)
Interest charges	(19.0)	(18.7)	(0.3)
Segment earnings (loss) before income taxes	(23.5)	(23.8)	0.3
Income (taxes) benefit	4.4	3.1	1.3
Segment earnings (loss)	$(19.1)	$(20.6)	$1.5

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expenses includes a decrease of approximately $0.9 million in legal and consulting costs that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating results – 2019 compared to 2018

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2019
Change
Other income (deductions):	(In millions)

Decrease in interest income on the Westmoreland Loan (Note 16)	$(2.7)
Decrease in donations and other contributions	0.9
Lower equity method investment income from NMRD	(0.1)
Other	(0.3)
Net Change	$(2.2)

Year Ended December 31, 2019
Change
Interest charges:	(In millions)

Issuance of $90.0 million PNMR Development Term Loan in November 2018	$(2.7)
Issuance of $300.0 million PNMR 2018 SUNs in March 2018	(2.0)
Repayment of $150.0 million PNMR 2015 Term Loan in March 2018	0.6
Repayment of $100.0 million PNMR 2016 Two-Year Term Loan	2.7
Issuance of $50.0 million PNMR 2018 Two-Year Term Loan	(1.5)
Repayment of the BTMU Term Loan in May 2018	1.8
Elimination of intercompany interest (Note 7)	1.0
Other	(0.2)
Net Change	$(0.3)

Income (taxes) benefits:

Lower segment loss before income taxes	$(0.1)
Other impairments, valuation allowances, and non-deductible expenses	1.3
Other	0.1
Net Change	$1.3

LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows
The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,		Change
	2019	2018	2019/2018
	(In millions)
Net cash flows from:
Operating activities	$503.2	$428.2	$75.0
Investing activities	(673.9)	(475.7)	(198.2)
Financing activities	172.4	45.6	126.8
Net change in cash and cash equivalents	$1.7	$(1.9)	$3.6

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

Cash Flows from Investing Activities
The changes in PNMR’s cash flows from investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities also include activity related to the Westmoreland Loan and NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Year Ended December 31,		Change
	2019	2018	2019/2018
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(72.1)	$(46.9)	$(25.2)
Renewables	(62.7)	(8.4)	(54.3)
Transmission and distribution	(180.1)	(163.1)	(17.0)
Four Corners SCRs	—	(7.6)	7.6
Nuclear fuel	(26.9)	(29.6)	2.7
	(341.8)	(255.6)	(86.2)
TNMP:
Transmission	(73.9)	(87.5)	13.6
Distribution	(180.1)	(135.9)	(44.2)
	(254.0)	(223.4)	(30.6)
Corporate and Other:
Computer hardware and software	(20.5)	(22.1)	1.6
	(616.3)	(501.1)	(115.2)
Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	494.5	984.5	(490.0)
Purchases of investment securities	(513.8)	(1,007.0)	493.2
Principal payments on the Westmoreland Loan	—	56.6	(56.6)
Investments in NMRD	(38.3)	(9.0)	(29.3)
Other, net	—	0.3	(0.3)
	(57.6)	25.4	(83.0)
Net cash flows from investing activities	$(673.9)	$(475.7)	$(198.2)

Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•	NM Capital made principal payments on the BTMU Term Loan Agreement for the full balance of $50.1 million in 2018

•	In 2018, PNMR issued $300.0 million aggregate principal amount of 3.25% SUNs and used the proceeds to repay the $150.0 million PNMR 2015 Term Loan and to reduce short-term borrowings

•	In 2018, PNM issued $450.0 million of SUNs and repaid $350.0 million of 7.95% SUNs and $100.0 million of 7.50% SUNs

•	TNMP issued $60.0 million of 3.85% first mortgage bonds in 2018

•
In 2018, TNMP borrowed $35.0 million under the TNMP 2018 Term Loan, used the proceeds to reduce short-term borrowings and for general corporate purposes, and repaid the TNMP 2018 Term Loan on December 30, 2019

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

•
In 2019, PNM borrowed $290.0 million under the PNM 2019 $250.0 Million Term Loan and the PNM 2019 $40.0 Million Term Loan and used the proceeds to repay the remaining amount of the PNM 2017 Term Loan, reduce short-term borrowings and for general corporate purposes

•
In 2019, TNMP issued four series of first mortgage bonds aggregating $305.0 million and used a portion of the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds and to repay borrowings under the TNMP Revolving Credit Facility

•	In 2019, PNMR extended the PNMR 2018 One-Year Term Loan (as extended, the “PNMR 2019 Term Loan”)

•	Short-term borrowings decreased $50.8 million in 2019 compared to a decrease of $119.5 million in 2018, resulting in a net increase in cash flows from financing activities of $68.7 million in 2019

•	In 2019, PNMR had net amounts received under transmission interconnection arrangements of $5.7 million compared to $1.2 million in 2018

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

PNMR has outstanding letters of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine. See Note 16.

At January 1, 2018, PNMR had outstanding two term loan agreements: (1) the $100.0 million PNMR 2016 One-Year Term Loan that was to mature on December 21, 2017; and (2) the $100.0 million PNMR 2016 Two-Year Term Loan that was to mature on December 21, 2018. On December 15, 2017, the PNMR 2016 One-Year Term Loan was extended to mature on December 14, 2018. Both the PNMR 2016 One-Year Term Loan (as extended) and the PNMR 2016 Two-Year Term Loan were repaid in December 2018.

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.25% SUNs (the “PNMR 2018 SUNs”), which mature on March 9, 2021. The proceeds from the offering were used to repay the $150.0 million PNMR 2015 Term Loan that was due on March 9, 2018 and to reduce borrowings under the PNMR Revolving Credit Facility.

On November 26, 2018, PNMR Development entered into a $90.0 million term loan agreement (the “PNMR Development Term Loan”), among PNMR Development and KeyBank, N.A., as administrative agent and sole lender. Proceeds from the PNMR Development Term Loan were used to repay intercompany borrowings from PNMR and for general corporate purposes. The PNMR Development Term Loan bears interest at a variable rate, which was 2.60% on December 31, 2019, and matures on November 26, 2020. PNMR, as parent company of PNMR Development, has guaranteed PNMR Development’s obligations under the loan. The PNMR Development Term Loan requires PNMR to maintain a debt-to-capitalization ratio of less than or equal to 70%, and contains customary events of default, a cross-default, and a change-of-control provision.

On December 14, 2018, PNMR entered into a $150.0 million term loan agreement (the “PNMR 2018 One-Year Term Loan”) among PNMR, the lenders identified therein, and MUFG Bank, Ltd., as administrative agent. The proceeds from the PNMR 2018 One-Year Term Loan were used to repay the PNMR 2016 One-Year Term Loan (as extended), a portion of the PNMR 2016 Two-Year Term Loan, and for general corporate purposes. On December 13, 2019, the PNMR 2018 One-Year Term Loan

was extended to June 11, 2021 (the “PNMR 2019 Term Loan”). The PNMR 2019 Term Loan bears interest at a variable rate, which was 2.70% at December 31, 2019.

On December 21, 2018, PNMR entered into a $50.0 million term loan agreement (the “PNMR 2018 Two-Year Term Loan”), between PNMR and Bank of America, N.A. as sole lender. Proceeds from the PNMR 2018 Two-Year Term Loan were used to repay the remaining amount owed under the PNMR 2016 Two-Year Term Loan and for general corporate purposes. The PNMR 2018 Two-Year Term Loan bears interest at a variable rate, which was 2.60% at December 31, 2019, and matures on December 21, 2020.

As discussed above and in Note 7, in January 2020, PNMR entered into forward sale agreements to sell approximately 6.2 million shares of PNMR common stock. The initial forward sale price of $47.21 per share is subject to adjustments based on a net interest rate factor and by expected future dividends paid on PNMR common stock as specified in the forward sale agreements. PNMR did not initially receive any proceeds upon the execution of these agreements and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement on or before the date that is 12 months from their effective dates. PNMR expects to physically settle all shares under the agreements on or before January 7, 2021.

At January 1, 2018, PNM had outstanding the $200.0 million PNM 2017 Term Loan which was repaid on January 18, 2019.

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

On January 18, 2019, PNM entered into a $250.0 million term loan agreement (the “PNM 2019 $250.0 Million Term Loan”) among PNM, the lenders identified therein, and U.S. Bank N.A., as administrative agent. PNM used the proceeds of the PNM 2019 $250.0 Million Term Loan to repay the PNM 2017 Term Loan, to reduce short-term borrowings under the PNM Revolving Credit Facility, and for general corporate purposes. The PNM 2019 $250.0 Million Term Loan bears interest at a variable rate, which was 2.45% on December 31, 2019, and must be repaid on or before July 17, 2020.

On December 18, 2019, PNM entered into a $40.0 million term loan agreement (the “PNM 2019 $40.0 Million Term Loan”), between PNMR and Bank of America, N.A. as sole lender and administrative agent. PNM used the proceeds of the PNM 2019 $40.0 Million Term Loan to reduce short-term borrowings under the PNM Revolving Credit Facility and for general corporate purposes. The PNM 2019 $40.0 Million Term Loan bears interest at a variable rate, which was 2.39% at December 31, 2019, and must be repaid on or before June 18, 2021.

See discussion of PNM’s SJGS Abandonment Application in Note 17, which includes a request to issue approximately $361 million of energy transition bonds, as provided by the ETA, upon the proposed retirement of SJGS in 2022.

On June 28, 2018, TNMP entered into an agreement under which TNMP issued $60.0 million aggregate principal amount of 3.85% first mortgage bonds, due 2028.

On July 25, 2018, TNMP entered into a $20.0 million term loan agreement. On December 17, 2018, the TNMP term loan agreement was amended and restated to add an additional $15.0 million, which results in a total committed amount of $35.0 million under the agreement (the “TNMP 2018 Term Loan”). TNMP used the proceeds from these issuances to repay short-term borrowings and for TNMP’s general corporate purposes. The TNMP 2018 Term Loan was repaid on December 30, 2019.

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

PNMR had a hedging agreement that effectively established a fixed interest rate of 1.927%, subject to change if there is a change in PNMR’s credit rating, for borrowings under the $150.0 million PNMR 2015 Term Loan through its maturity on March 9, 2018. In 2017, PNMR entered into three separate four-year hedging agreements that effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, subject to change if there is a change in PNMR’s credit rating, for three separate tranches, each of $50.0 million, of its variable rate debt.
Capital Requirements
PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock, and capital contributions for PNMR Development’s 50% ownership interest in NMRD. Key activities in PNMR’s current construction program include:

•	Upgrading and replacing generation resources and for renewable energy resources

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel
Projected capital requirements for 2020-2024 are:

	2020	2021-2024	Total
	(In millions)
Construction expenditures	$811.7	$3,004.4	$3,816.1
Capital contributions to NMRD	27.0	—	27.0
Dividends on PNMR common stock	98.0	422.3	520.3
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$937.2	$3,428.8	$4,366.0

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. Included in construction expenditures for 2020 - 2021 above are $91.8 million for anticipated expansions of PNM’s transmission system and net investments of approximately $285 million for PNM’s agreement to purchase the Western Spirit Line, subject to certain conditions being met prior to closing. Construction expenditures also include approximately $298 million in 2020 - 2022 for PNM’s recommended SJGS replacement resource scenario included in the SJGS Abandonment Application, which is pending NMPRC approval. See Note 16 and 17. Not included in the table above are potential incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. PNM may be required to file CCN or other applications with the NMPRC to obtain those approvals. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. See Note 6 for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the year ended December 31, 2019, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $100.3 million of long-term debt that must be repriced by June 2020 and the PNM 2019 $250.0 Million Term Loan matures in July 2020. In addition, the $90.0 million PNMR Development Term Loan matures in November 2020, the $50.0 million PNMR 2018 Two-Year Term Loan matures in December 2020, and the $300.0 million PNMR 2018 SUNs mature on March 9, 2021. See Note 7 for additional information about the Company’s long-term debt and equity arrangements. The Company anticipates that funds to repay long-term debt maturities and term loans will come from the issuance of approximately 6.2 million shares of PNMR common stock in late 2020 under the PNMR 2020 Forward Equity Sale Agreements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
Liquidity
PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility. In July 2018, the PNMR Revolving Credit Facility was amended to provide for two one-year extension options, subject to approval by a majority of the lenders. In October 2018, the PNM Revolving Credit Facility was

amended to add two one-year extension options, subject to approval by a majority of the lenders. As a result, PNMR and PNM have the opportunity to extend these facilities through October 2024. On December 19, 2018, PNMR and PNM each exercised the first of these one-year extension options resulting in the PNMR and PNM Revolving Credit Facilities maturing in October 2023. The PNMR and PNM facilities have capacities of $300.0 million and $400.0 million. The $75.0 million TNMP Revolving Credit Facility matures in September 2022. The $40.0 million PNM 2017 New Mexico Credit Facility with banks having a significant presence in New Mexico, expires on December 12, 2022. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

On February 26, 2018, PNMR Development entered into a $24.5 million revolving credit facility that was scheduled to expire on February 25, 2019. On February 22, 2019, PNMR Development amended the revolving credit facility to increase the capacity to $25.0 million. On July 22, 2019, the PNMR Development Revolving Credit Facility was amended to increase the capacity to $40.0 million with the option to further increase the capacity to $50.0 million upon 15-days advance notice. On February 21, 2020, PNMR Development extended the revolving credit facility to expire on February 23, 2021. The facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities. See Note 1.

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

	Three Months Ended		Year Ended December 31
	December 31, 2019		2019		2018
Range of Borrowings	Low	High	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$53.4	$—	$53.4	$—	$64.2
PNM 2017 New Mexico Credit Facility	—	40.0	—	40.0	—	20.0
TNMP Revolving Credit Facility	13.7	22.0	—	55.0	—	73.9
PNMR Revolving Credit Facility	59.0	112.1	20.0	112.1	20.0	210.0
PNMR Development Revolving Credit Facility	—	38.9	—	38.9	—	24.5
At December 31, 2019, the average interest rates were 3.02% for the PNMR Revolving Credit Facility, 2.87% for the PNM Revolving Credit Facility, 2.84% for the PNM 2017 New Mexico Credit Facility, and 2.47% for the TNMP Revolving Credit Facility. There were no borrowings outstanding under the PNMR Development Revolving Credit Facility at December 31, 2019.
The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets. As discussed above and in Note 7, in January 2020 PNMR entered into the PNMR 2020 Equity Forward Sale Agreements for 6.2 million shares of PNMR common stock. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2020 - 2024 period, including interim financing to fund construction of replacement resources prior to the issuance of the energy transition bonds included in PNM’s SJGS Abandonment Application. This could include new debt and/or equity issuances, including instruments such as mandatory convertible securities beginning in 2021. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. However, if difficult market conditions return, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.

Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. On January 16, 2018, S&P changed the outlook for PNMR, PNM, and TNMP from stable to negative while affirming the ratings set forth below for PNMR and PNM. On June 29, 2018, Moody’s changed the ratings outlook for PNMR and PNM from positive to stable, maintained the stable outlook for TNMP, and affirmed the long-term credit ratings of each entity. In August 2019, Moody’s affirmed the credit rating and stable outlook for PNMR, PNM and TNMP. On December 18, 2019, S&P upgraded the issuer rating of TNMP to A- from BBB+, maintained the senior secured debt rating of TNMP at A, and maintained the outlook for TNMP as negative.
As of February 21, 2020, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Issuer rating	BBB+	BBB+	A-
Senior secured debt	*	*	A
Senior unsecured debt	BBB	BBB+	*
Preferred stock	*	BBB-	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	Baa3	Baa2	*
* Not applicable

Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.
A summary of liquidity arrangements as of February 21, 2020, is as follows:

	PNM	TNMP	PNMR Separate	PNMR Development	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$75.0	$300.0	$40.0	$815.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$40.0	$855.0
Amounts outstanding as of February 21, 2020:
Revolving Credit Facility	$35.4	$43.1	$143.8	$—	$222.3
PNM 2017 New Mexico Credit Facility	30.0	—	—	—	30.0
Letters of credit	2.5	0.1	4.7	—	7.3
Total short-term debt and letters of credit	67.9	43.2	148.5	—	259.6
Remaining availability as of February 21, 2020	$372.1	$31.8	$151.5	$40.0	$595.4
Invested cash as of February 21, 2020	$—	$—	$0.9	$—	$0.9
In addition to the above, PNMR has $30.3 million of letters of credit outstanding under the JPM LOC Facility. The above table excludes intercompany debt. As of February 21, 2020, PNM and TNMP had no intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires in March 2021. PNM has a shelf registration statement for up to $475.0 million of Senior Unsecured Notes that expires in May 2020.
Off-Balance Sheet Arrangements
PNMR has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Commitments and Contractual Obligations
The following table sets forth PNMR’s long-term contractual obligations as of December 31, 2019. See Note 8 for further details about the Company’s significant leases.

	Payments Due
Contractual Obligations	2020	2021-2022	2023-2024	2025 and Thereafter	Total
	(In thousands)
Long-term debt (a)	$490,345	$853,000	$135,000	$1,525,698	$3,004,043
Interest on long-term debt (b)	108,487	159,823	141,026	716,620	1,125,956
Leases (c)	27,542	51,920	25,206	35,361	140,029
Transmission service arrangements	17,178	33,998	17,500	7,170	75,846
Coal contracts (d)	110,298	141,330	74,010	260,182	585,820
Coal mine reclamation (e) (f)	14,752	38,132	32,521	48,442	133,847
Nuclear decommissioning funding requirements (f) (j)	1,300	2,600	2,600	—	6,500
SJGS plant decommissioning	—	14,670	—	—	14,670
Outsourcing	5,833	11,925	8,492	262	26,512
Pension and retiree medical (g)	1,552	2,983	2,773	—	7,308
Equity contributions to NMRD(h)	27,000	—	—	—	27,000
Construction expenditures (i)	811,726	1,687,013	1,317,398	—	3,816,137
Total (k)	$1,616,013	$2,997,394	$1,756,526	$2,593,735	$8,963,668

(a)	Represents total long-term debt, excluding unamortized discounts, premiums, and issuance costs (Note 7)

(b)	Represents interest payments during the period

(c)
Amounts exclude expected future payments of $21.8 million that could be avoided if certain leases were returned and the lessor is able to recover the estimated market value of the equipment from third parties and includes payments under the PVNGS leases through their expiration dates Note 8 and Note 10

(d)	Represents certain minimum payments that may be required under the coal contracts in effect on December 31, 2019 if no deliveries are taken for SJGS and Four Corners

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
PNM currently collects $1.3 million per year from retail jurisdictional customers for nuclear decommissioning funding related to PVNGS Unit 3. These amounts will be contributed to the trust for nuclear decommissioning so long as they are collected in customer rates. See Note 17 for a discussion of the NMPRC’s treatment of certain future decommissioning costs related to PVNGS Units 1 and 2

(k)
PNMR is unable to reasonably estimate the timing of liability for uncertain income tax positions (Note 18) in individual years due to uncertainties in the timing of the effective settlement of tax positions and, therefore, PNMR’s liability of $10.7 million is not reflected in this table; amounts PNM is obligated to pay Valencia are not included above since Valencia is consolidated by PNM in accordance with GAAP, as discussed in Note 10; no amounts are included above for the New Mexico Wind, Lightning Dock Geothermal, Red Mesa Wind, Casa Mesa Wind, La Joya Wind, and NMRD Solar and Wind PPAs, and the Tri-State hazard sharing agreement since there are no minimum payments required under those agreements

Contingent Provisions of Certain Obligations
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

The PNMR Revolving Credit Facility, PNM Revolving Credit Facility, PNM 2017 New Mexico Credit Facility, and the TNMP Revolving Credit Facility contain “ratings triggers,” for pricing purposes only. If PNMR, PNM, or TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost. Prior to July 2018, these facilities, as well as the Company’s other term loans, each contained a covenant requiring the maintenance of debt-to-capitalization ratio of less than or equal to 65%. In July 2018, PNMR’s facilities were amended such that PNMR is now required to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for the PNM and TNMP facilities. If these ratios were exceeded, the entity could be required to repay all borrowings under its facility, be prevented from borrowing on the unused capacity under the facility and be required to provide collateral for all outstanding letters of credit issued under the facility.
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
The master agreement for the sale of electricity in the WSPP contains a contingent requirement that could require PNM to provide collateral if the credit ratings on its debt falls below investment grade. The WSPP agreement also contains a contingent requirement, commonly called a “material adverse change” provision, which could require PNM to provide collateral if a material adverse change in its financial condition or operations were to occur. Additionally, PNM utilizes standard derivative contracts to financially hedge and trade energy. These agreements contain contingent requirements that require PNM to provide security if the credit rating on its debt falls below investment grade. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions.

No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include operating lease obligations as debt.

	December 31,
PNMR	2019	2018
PNMR common equity	35.8%	38.6%
Preferred stock of subsidiary	0.2	0.3
Long-term debt	64.0	61.1
Total capitalization	100.0%	100.0%
PNM
PNM common equity	45.2%	45.6%
Preferred stock	0.4	0.4
Long-term debt	54.4	54.0
Total capitalization	100.0%	100.0%
TNMP
Common equity	52.9%	53.9%
Long-term debt	47.1	46.1
Total capitalization	100.0%	100.0%

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

As part of management’s continuing effort to monitor climate-related risks and assess opportunities, the Company has advanced its understanding of climate change by participating in the “2 Degree Scenario” planning by participating in the Electric Power Research Institute (“EPRI”) Understanding Climate Scenarios & Goal Setting Activities program. The program is focused on characterizing and analyzing the relationship of individual electric utility company’s carbon emissions and global temperature goals. Activities include analyzing the current scientific understanding of global emissions pathways that are consistent with limiting global warming and providing insight to assist companies in developing approaches to climate scenario planning. As PNM expands its sustainability efforts, EPRI’s program has also been useful in gaining a better understanding of the Task Force on Climate-Related Financial Disclosures’ (“TCFD”) recommendations for sustainability reporting. On November 19, 2019, TCFD announced the formation of the TCFD Advisory Group on Climate-Related Guidance. EPRI was invited to participate as one of seven members of the group that will provide guidance on implementing scenario analysis at the utility company level and to assist in understanding how climate-related issues affect business strategies.

The Company cannot anticipate or predict the potential long-term effects of climate change or climate change related regulation on its results of operations, financial position, or cash flows.

Greenhouse Gas Emissions Exposures

In 2019, GHG associated with PNM’s interests in its fossil-fueled generating plants included approximately 5.7 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.

As of December 31, 2019, approximately 63% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG. This reflects the retirement of SJGS Units 2 and 3 that occurred in December 2017 and the restructuring of ownership in SJGS Unit 4. These events reduced PNM’s entitlement in SJGS from 783 MW to 562 MW and caused the Company’s output of GHG to decrease when compared to 2017. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, between 2007 and 2018, production from PNM’s largest single renewable energy resource, New Mexico Wind, has varied from a high of 580 GWh in 2011 to a low of 405 GWh in 2015. Variations are primarily due to how much and how often the wind blows. In addition, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. As described in Note 16, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG from the Company’s owned interests in SJGS, below 2005 levels. PNM’s 2017 IRP indicates that retiring PNM’s share of SJGS in 2022 and exiting ownership in Four Corners in 2031 would provide long-term cost savings to its customers. See additional discussion of PNM’s 2017 IRP and the SJGS Abandonment Application in Note 17. If approved by the NMPRC, retiring PNM’s share of SJGS and exiting participation in Four Corners would further reduce PNM’s GHG.

As of December 31, 2019, PNM owns or procures power under PPAs from 608 MW of capacity from renewable generation resources, which include solar-PV, wind, and geothermal facilities including 50 MW of new solar-PV capacity to serve retail customers and 50 MW of new solar-PV capacity to serve a data center located in PNM’s service territory. In addition, the NMPRC has granted PNM authority to procure an aggregate of 316 MW of additional renewable energy and RECs from solar-PV and wind facilities to serve a data center located in PNM’s service territory. PNM’s 2020 renewable energy procurement plan, which was approved by the NMPRC in January 2020, includes a PPA for an additional 140 MW of wind energy to serve retail customers beginning in 2021 and PNM’s SJGS Abandonment Application, which was filed with the NMPRC on July 1, 2019, includes a request to replace SJGS capacity with 350 MW of solar-PV, 130 MW of battery storage facilities, and 280 MW of new gas-fired peaking capacity. If approved, these resources would result in PNM owning, leasing, or procuring through PPAs capacity from renewable resources and battery storage facilities totaling 1,544 MW and capacity from emissions-free resources totaling 1,946 MW. See additional discussion of these resources in Notes 16 and 17.

PNM also has a customer distributed solar generation program that represented 127.6 MW at December 31, 2019. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 255.2 GWh. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 4,496 GWh of electricity through 2019. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 8,756 GWh of electricity, which will avoid at least 4.7 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

On June 25, 2013, then President Obama announced his Climate Action Plan, which outlined how his administration planned to cut GHG in the U.S., prepare the country for the impacts of climate change, and lead international efforts to combat and prepare for global warming. The plan proposed actions that would lead to the reduction of GHG by 17% below 2005 levels by 2020.

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

EPA’s Carbon Pollution Standards for new sources (those constructed after January 8, 2014) established separate standards for gas and coal-fired units. The standards reflect the degree of emission limitation achievable through the application of what EPA determined to be the BSER demonstrated for each type of unit. For newly constructed and reconstructed base load natural gas-fired stationary combustion turbines, EPA finalized a standard based on efficient natural gas combined cycle technology. The final standards for coal-fired power plants vary depending on whether the unit is new, modified, or reconstructed, but the new unit standards were based on EPA’s determination that the BSER for new units was partial carbon capture and sequestration. The Clean Power Plan established numeric “emission standards” for existing electric generating units - one for “fossil-steam” units (coal and oil-fired units) and one for natural gas-fired units (combined cycle only). The emission standards were based on emission reduction opportunities that EPA deemed achievable using technical assumptions for three “building blocks”: efficiency improvements at coal-fired EGUs, displacement of affected EGUs with renewable energy, and displacement of coal-fired generation with natural gas-fired generation.

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

On March 28, 2017, President Trump issued an Executive Order titled “Promoting Energy Independence and Economic Growth.” Among its goals are to “promote clean and safe development of our Nation’s vast energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production, constrain economic growth, and prevent job creation.” The order rescinds several key pieces of the Obama Administration’s climate agenda, including the Climate Action Plan and the Final Guidance on Consideration of Climate Change in NEPA Reviews. It directs agencies to review and suspend, revise or rescind any regulations or agency actions that potentially burden the development or use of domestically produced energy resources. Most notably, the order directed EPA to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Carbon Pollution Standards for new, reconstructed or modified electric utilities, (2) the Clean Power Plan, (3) the Proposed Clean Power Plan Model Trading Rules, and (4) the Legal Memorandum supporting the Clean Power Plan. In response, EPA signed a NOPR to repeal the Clean Power Plan on October 10, 2017. The notice proposed a legal interpretation concluding that the Clean Power Plan exceeded EPA’s statutory authority. On June 19, 2019, EPA released the final version of the Affordable Clean Energy rule. EPA takes three actions in the final rule: (1) repealing the Clean Power Plan; (2) promulgating the Affordable Clean Energy rule; and (3) revising the implementing regulations for all emission guidelines issued under CAA Section 111(d) which, among other things, extends the deadline for state plans and extends the timing of EPA’s approval process. EPA set the BSER for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. The final rule requires states to submit a plan to EPA by July 8, 2022, and then EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a federal plan. The Affordable Clean Energy rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after the planned shutdown of SJGS in 2022 (subject to NMPRC approval).

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

On December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the Carbon Pollution Standards rule published in October 2015 for new, reconstructed, or modified coal-fired EGUs. The proposed rule would revise the standards for new coal-fired EGUs based on the revised BSER as the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units), instead of partial carbon capture and sequestration. As a result, the proposed rule contains less stringent CO2 emission performance standards for new units. EPA has also proposed revisions to the standards for reconstructed and modified fossil-fueled power plants to align with the proposed standards for new units. EPA is not proposing any changes nor reopening the standards of performance for newly constructed or reconstructed stationary combustion turbines. The 2018 proposed Carbon Pollution Standards rule could also impact PNM’s generation fleet to the extent any EGUs qualify as new, reconstructed, or modified, although that rule remains under review by EPA. Comments on the proposal were due on March 18, 2019 and a final rule is expected in 2020.

The Affordable Clean Energy rule has been challenged by several parties and may be impacted by further litigation. The results of additional judicial review and the outcome of those proceedings cannot be predicted.

Federal Legislation

Prospects for enactment in Congress of legislation imposing a new or enhanced regulatory program to address climate change are highly unlikely in 2020.  Although the democratic leadership in the U.S. House of Representatives may soon begin to reconsider proposals for legislation aimed at addressing climate change, such legislation is unlikely to pass the republican controlled U.S. Senate or be signed by the President.

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the evolving nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  In its 2017 IRP, PNM analyzed resource portfolio plans for scenarios that assumed SJGS will operate beyond the end of the current coal supply agreement that runs through June 30, 2022 and for scenarios that assumed SJGS will cease operations by the end of 2022 as discussed in Note 17. The key findings of the 2017 IRP include that exiting SJGS in 2022 would provide long-term economic benefits to PNM’s customers and that PNM exiting its ownership interest in Four Corners in 2031 would also save customers money. The materials presented in the IRP process are available at www.pnm.com\irp. See additional discussion of PNM’s 2017 IRP in Note 17.

Senate Bill 489, known as the Energy Transition Act (“ETA”) was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “financing costs” (as defined by the ETA). These costs may include coal mine decommissioning, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under an NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA in Note 16. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. The NMPRC had not definitively indicated its intent to apply the requirements of the ETA to PNM’s SJGS Abandonment Application and several parties to that case questioned whether the ETA violated the New Mexico State constitution. In December 2019, the Governor of the State of New Mexico, the President of the Navajo Nation and other parties filed a writ of mandamus requesting the NM Supreme Court require the NMPRC to apply the ETA to PNM’s application. On January 29, 2020, the NM Supreme Court ruled that the NMPRC is required to apply the ETA to all of PNM’s SJGS Abandonment Application and denied petitions for a stay. In February 2020, the Hearing Examiners assigned to the SJGS abandonment and financing proceedings issued recommended decisions recommending approval of PNM’s abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA. See additional discussion of PNM’s SJGS Abandonment Application in Note 17. PNM cannot predict the full impact of the ETA or the outcome of its existing and potential future generating resource abandonment filings with the NMPRC.

International Accords

The United Nations Framework Convention on Climate Change (“UNFCCC”) is an international environmental treaty that was negotiated at the 1992 United Nations Conference on Environment and Development (informally known as the Earth Summit) and entered into force in March 1994. The objective of the treaty is to “stabilize greenhouse gas concentrations in the atmosphere at a level that would prevent dangerous anthropogenic interference with the climate system.”  Parties to the UNFCCC, including the U.S., have been meeting annually in Conferences of the Parties (“COP”) to assess progress in meeting the objectives of the UNFCCC.

On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by approximately 200 parties, requires that countries submit Intended Nationally Determined Contributions (“INDCs”). INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The U.S. INDC was part of an overall effort by the former administration to have the U.S. achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry was a key element of its INDC and was based on EPA’s GHG regulations for new, existing, and modified and reconstructed sources at that time. Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016.  On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement. In his public statement, he indicated that the U.S. would “begin negotiations to reenter either the Paris Accord or a new transaction on terms that are fair to the U.S., its businesses, its workers, its people, its taxpayers.” On November 4, 2019, President Trump announced that the U.S. has officially notified the United Nations that the U.S. will withdraw from the Paris Agreement. The rules of the Paris Agreement impose a one-year waiting period after official notice of withdrawal. As a result of the President’s notice to the United Nations, the U.S. will officially be able to withdraw from the Paris Agreement on November 4, 2020. A future administration would have an opportunity to rejoin the Agreement. It is uncertain if the U.S. will ultimately choose to pursue a transition to a low-carbon economy using a pathway that aligns with the Paris Agreement to keep global temperature rise to below two degrees Celsius (the “2 Degree Scenario”) above pre-industrial levels or in connection with other regulation or legislation. PNM has calculated GHG reductions that would result from implementation of the 2017 IRP scenarios that assume PNM would retire its share of the SJGS in 2022 and would exit from Four Corners in 2031 and PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. While PNM has not conducted a 2 Degree Scenario analysis, our commitment to becoming 100% emissions-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the recently enacted ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the 26% - 28% by 2025 U.S. INDC and the former administration’s effort to achieve an 80% reduction in carbon emissions by 2050. As discussed in Note 17, on July 1, 2019, PNM submitted its SJGS Abandonment Application to the NMPRC. PNM will file for abandonment of Four Corners at an appropriate time in the future.

PNM will continue to monitor the United States’ and other parties’ involvement in international accords, but the potential impact that such accords may have on the Company cannot be determined at this time.

Assessment of Legislative/Regulatory Impacts

The Company has assessed, and continues to assess, the impacts of climate change legislation and regulation on its business.  This assessment is ongoing and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding specific GHG limits; the timing of implementation of these limits; the possibility of a market-based trading program, including the associated costs and the availability of emission credits or allowances; the development of emission reduction and/or renewable energy technologies; and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions are, at best, preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation or regulation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Notes 16 and 17.  While PNM currently expects the planned retirement of SJGS in 2022 (subject to NMPRC approval) will provide savings to customers, the ultimate consequences of climate change and environmental regulation could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is evolving and is too speculative at this time for a meaningful prediction of the long-term financial impact.

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

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Reform Act”), enacted in July 2010, includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading facility. It also includes provisions related to swap transaction reporting and record keeping and may impose margin requirements on swaps that are not centrally cleared. The U.S. Commodity Futures Trading Commission (“CFTC”) has published final rules defining several key terms related to the act and has set compliance dates for various types of market participants. The Dodd-Frank Reform Act provides exemptions from certain requirements, including an exception to the mandatory clearing and swap facility execution requirements for commercial end-users that use swaps to hedge or mitigate commercial risk.  PNM has elected the end-user exception to the mandatory clearing requirement. PNM expects to be in compliance with the Dodd-Frank Reform Act and related rules within the time frames required by the CFTC. However, as a result of implementing and complying with the Dodd-Frank Reform Act and related rules, PNM’s swap activities could be subject to increased costs, including from higher margin requirements. The Trump Administration has indicated that the provisions of the Dodd-Frank Reform Act will be reviewed and certain regulations may be rolled back, but no formal action has been taken yet. At this time, PNM cannot predict the ultimate impact the Dodd-Frank Reform Act may have on PNM’s financial condition, results of operations, cash flows, or liquidity.

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

Impairments

Tangible long-lived assets are evaluated for impairment when events and circumstances indicate that the assets might be impaired in accordance with GAAP. These potential impairment indicators include management’s assessment of fluctuating market conditions as a result of planned and scheduled customer purchase commitments; future market penetration; changing environmental requirements; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; long-term weather patterns; and other market trends. The amount of impairment recognized, if any, is the difference between the fair value of the asset and the carrying value of the asset and would reduce both the asset and current period earnings. Variations in the assessment of potential impairment or in the assumptions used to calculate an impairment could result in different outcomes, which could lead to significant effects on the Consolidated Financial Statements. See Notes 16 and 17.

Goodwill is evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. GAAP allows impairment testing to be performed based on either a qualitative analysis or quantitative analysis. Note 19 contains information on the impairment testing performed by the Company on goodwill. For 2019, the Company utilized a qualitative analysis for both the PNM and TNMP reporting units. No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2019. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. The annual testing was based on certain critical estimates and assumptions. Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.

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

Based on the qualitative analysis for both the PNM and TNMP reporting units performed in 2019, the Company concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than their carrying value and determined that there was no impairment of goodwill. Although the Company believes all relevant factors were considered in the qualitative impairment analysis to reach the conclusion that goodwill is not impaired, significant changes in any one of the assumptions could produce a significantly different result potentially leading to the recording of an impairment that could have significant impacts on the results of operations and financial position of the Company.

Decommissioning and Reclamation Costs

In accordance with GAAP, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Decommissioning costs are based on site-specific estimates, which are updated periodically and involve numerous judgments and assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations, and cash flows. Nuclear decommissioning costs are based on estimates of the costs for removing all radioactive and other structures at PVNGS. AROs, including nuclear decommissioning costs, are discussed in Note 15. Nuclear decommissioning costs represent approximately 77% of PNM’s ARO liability. A 10% increase in the estimates of future decommissioning costs at current price levels would have increased the ARO liability by $21.8 million at December 31, 2019. PVNGS Units 1 and 2 are included in PNM’s retail rates while PVNGS Unit 3 was excluded through 2017 but is included beginning in 2018. PNM recognizes an expense and a corresponding liability for ultimate decommissioning of PVNGS. See Note 17 for information concerning the treatment of nuclear decommissioning in the NMPRC’s order in PNM’s NM 2015 Rate Case and PNM’s appeal of that order.

In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse the mining companies for the cost of contemporaneous reclamation, as well as the costs for final reclamation of the coal mines.  The reclamation costs are based on periodic site-specific studies that estimate the costs to be incurred in the future and are dependent upon numerous assumptions, including estimates of future reclamation costs at current price levels, inflation rates, and discount rates. A 10% increase in the estimates of future reclamation costs at current price levels would have increased the mine reclamation liability by $10.9 million at December 31, 2019. PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs.  The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. See Note 16 for discussion of reclamation costs.

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

Income Taxes

The Company’s income tax expense and related balance sheet amounts involve significant judgment and use of estimates. Amounts of deferred income tax assets and liabilities, current and noncurrent accruals, and determination of uncertain tax positions involve judgment and estimates related to timing and probability of the recognition of income and deductions by taxing authorities. In addition, some temporary differences are accorded flow-through treatment by the Company’s regulators and impact the Company’s effective tax rate. In assessing the likelihood of the realization of deferred tax assets, management considers the estimated amount and character of future taxable income. Significant changes in these judgments and estimates could have a material impact on the results of operations and financial position of the Company. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations in future periods, and the final review from taxing authorities. See Note 18 for additional information, including a discussion of the impacts of tax reform under the Tax Cuts and Jobs Act enacted on December 22, 2017, and the related measurement period adjustments recorded in 2018.

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

The Company manages the scope of its various forms of market risk through a comprehensive set of policies and procedures with oversight by senior level management through the RMC. The Board’s Finance Committee sets the risk limit parameters. The RMC has oversight over the risk control organization. The RMC is assigned responsibility for establishing and enforcing the policies, procedures, and limits and evaluating the risks inherent in proposed transactions on an enterprise-wide basis. The RMC’s responsibilities include:

•	Establishing policies regarding risk exposure levels and activities in each of the business segments

•	Approving the types of derivatives entered into for hedging

•	Reviewing and approving hedging risk activities

•	Establishing policies regarding counterparty exposure and limits

•	Authorizing and delegating transaction limits

•	Reviewing and approving controls and procedures for derivative activities

•	Reviewing and approving models and assumptions used to calculate mark-to-market and market risk exposure

•	Proposing tolerance levels to the Board’s Finance Committee for its approval

•	Reporting to the Board’s Audit and Finance Committees on these activities

To the extent an open position exists, fluctuating commodity prices, interest rates, equity prices, and economic conditions can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results, or financial position.

Commodity Risk

Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 9, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Consolidated Balance Sheets. During the years ended December 31, 2019 and 2018, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts, other than those that do not meet the definition of a derivative under GAAP, are recorded at fair value on the Consolidated Balance Sheets. The impact of commodity derivative mark-to-market energy transactions were not material to the Company’s financial position, results of operations, or cash flows as of and for the years ended December 31, 2019 and 2018.

All of the fair values as of December 31, 2019 were determined based on prices provided by external sources other than actively quoted market prices. All of the mark-to-market amounts will settle in 2020.

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

Schedule of Credit Risk Exposure
December 31, 2019

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$1,069	1	$695
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	893	1	615
Non-investment grade	—	—	—
Total	$1,962		$1,310

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At December 31, 2019, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of December 31, 2019 was $0.7 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of long-term debt instruments for PNMR, PNM, and TNMP would increase by 2.2%, 1.6%, and 5.3%, if interest rates were to decline by 50 basis points from their levels at December 31, 2019. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 7, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on $150.0 million of variable rate debt. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

At February 21, 2020, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	2.91%	148,458	$300,000
PNM Revolving Credit Facility	2.77	37,928	400,000
PNM 2017 New Mexico Credit Facility	2.79	30,000	40,000
TNMP Revolving Credit Facility	2.40	43,170	75,000
PNMR-D Revolving Credit Facility	—	—	40,000
		259,556	$855,000
Long-term Debt:
PNMR 2018 Two-Year Term Loan	2.45%	$50,000
PNMR 2019 Term Loan	2.61	150,000
PNM 2019 $250.0 Million Term Loan	2.30	250,000
PNM 2019 $40.0 Million Term Loan	2.31	40,000
PNMR Development Term Loan	2.45	90,000
		$580,000

The investments held by PNM in trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits had an estimated fair value of $1.0 billion at December 31, 2019, of which 45.6% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2019, the decrease in the fair value of the fixed-rate securities would be 3.9%, or $17.9 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $70.0 million at December 31, 2019, of which 33.6% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2019, the decrease in the fair value of the fixed-rate securities would be 6.1%, or $1.4 million.

PNM and TNMP do not directly recover or return through rates any losses or gains on the securities, including equity and alternative investments discussed below, in the trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. The NMPRC ruled in the NM 2015 Rate Case that PNM would not be able to recover certain PVNGS decommissioning costs from customers. The NM Supreme Court ruled that the NMPRC’s decision to disallow recovery of such costs denied PNM due process and remanded the matter back to the NMPRC for further proceedings. See Note 17. PNM and TNMP are at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market and alternatives investment risks discussed below to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation and trusts established for PNM’s and TNMP’s pension and post-employment benefits plans include certain equity securities at December 31, 2019. These equity securities expose PNM and TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 42.4% and 48.4% of the securities held by the various PNM and TNMP trusts as of December 31, 2019. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $42.7 million for PNM and $3.4 million for TNMP.

Alternatives Investment Risk

As of December 31, 2019, PNM and TNMP had 16.3% of its combined pension assets invested in the alternative asset class. The Company’s target for this class is 20%. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The hedge funds and private equity funds are limited partner structures that are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The general partner oversees the selection and monitoring of the underlying managers. The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund strategies include mezzanine financing, buy-outs, and venture capital. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property and multi-family housing. The Company’s Corporate Investment Committee, assisted by its investment consultants, monitors the performance of the funds and general partner’s investments process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair values. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $9.7 million.

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
Management assessed the effectiveness of PNMR’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNMR’s internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

/s/ Patricia K. Collawn
Patricia K. Collawn,
Chairman, President, and Chief Executive Officer

/s/ Joseph D. Tarry
Joseph D. Tarry
Senior Vice President and Chief Financial Officer

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Public Service Company of New Mexico and subsidiaries (“PNM”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2019.

/s/ Patricia K. Collawn
Patricia K. Collawn,
President and Chief Executive Officer

/s/ Joseph D. Tarry
Joseph D. Tarry
Senior Vice President and Chief Financial Officer

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Texas-New Mexico Power Company and subsidiaries (“TNMP”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2019.

/s/ Patricia K. Collawn
Patricia K. Collawn,
Chief Executive Officer

/s/ Joseph D. Tarry
Joseph D. Tarry
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
PNM Resources, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule I - Condensed Financial Information of Parent Company and Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of pension and other postretirement benefit obligations
As discussed in Note 11 to the consolidated financial statements, the Company maintains qualified defined benefit pension plans and postretirement benefit plans providing medical and dental benefits. The Company’s total estimated pension plans’ projected benefit obligation and postretirement benefit plans’ accumulated postretirement benefit obligation were $773.4 million as of December 31, 2019.
We identified the evaluation of the pension and other postretirement benefit obligations as a critical audit matter because specialized skills were necessary to evaluate the Company’s actuarial models and the discount rates used in the models. In addition, there was subjectivity in performing procedures due to the sensitivity of the actuarial models to changes in the discount rates used to determine the present value of the projected benefit obligation and accumulated postretirement benefit obligation.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s pension and other postretirement benefits process, including controls related to the development of the discount rates used and the calculation of the projected benefit obligation and accumulated benefit obligation using actuarial models. We involved an actuarial professional with specialized skills and knowledge, who assisted in:

•
understanding the actuarial models used by the Company to calculate its projected benefit obligation and accumulated postretirement benefit obligation, for consistency with generally accepted actuarial standards,

•	evaluating the Company’s discount rates, by understanding the methodology used to develop them, and

•	comparing the Company’s discount rates to independently developed discount rates using publicly available market data, such as published bond yield curves and pension liability indices.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Albuquerque, New Mexico
March 2, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Public Service Company of New Mexico:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
March 2, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Texas‑New Mexico Power Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Texas‑New Mexico Power Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, changes in common stockholder’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
Albuquerque, New Mexico
March 2, 2020

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Electric Operating Revenues
Contracts with customers	$1,377,208	$1,359,740	$1,321,023
Alternative revenue programs	(542)	1,756	15,779
Other electric operating revenue	80,937	75,117	108,201
Total electric operating revenues	1,457,603	1,436,613	1,445,003
Operating Expenses:
Cost of energy	412,812	399,726	407,479
Administrative and general	189,227	188,470	177,791
Energy production costs	142,545	149,477	137,450
Regulatory disallowances and restructuring costs	151,095	65,598	27,036
Depreciation and amortization	267,808	241,188	231,942
Transmission and distribution costs	69,862	76,434	71,576
Taxes other than income taxes	80,054	79,673	76,690
Total operating expenses	1,313,403	1,200,566	1,129,964
Operating income	144,200	236,047	315,039
Other Income and Deductions:
Interest income	14,022	15,540	15,916
Gains (losses) on investment securities	29,589	(17,176)	27,161
Other income	15,382	17,586	19,515
Other (deductions)	(15,328)	(15,696)	(24,247)
Net other income and deductions	43,665	254	38,345
Interest Charges	121,016	127,244	127,625
Earnings before Income Taxes	66,849	109,057	225,759
Income Taxes (Benefits)	(25,282)	7,775	130,340
Net Earnings	92,131	101,282	95,419
(Earnings) Attributable to Valencia Non-controlling Interest	(14,241)	(15,112)	(15,017)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Net Earnings Attributable to PNMR	$77,362	$85,642	$79,874
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.97	$1.07	$1.00
Diluted	$0.97	$1.07	$1.00
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net Earnings	$92,131	$101,282	$95,419
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(6,534), $(963), and $(10,927)	19,190	2,827	17,233
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $3,572, $970, and $6,816	(10,491)	(2,849)	(10,751)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $973, $2,673, and $(919)	(2,856)	(7,745)	2,699
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(1,880), $(1,922), and $(2,504)	5,524	5,646	3,948
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $888, $(145), and $(388)	(2,607)	425	612
Reclassification adjustment for losses included in net earnings, net of income tax (benefit) of $(186), $(56), and $(225)	547	160	356
Total Other Comprehensive Income (Loss)	9,307	(1,536)	14,097
Comprehensive Income	101,438	99,746	109,516
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(14,241)	(15,112)	(15,017)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Comprehensive Income Attributable to PNMR	$86,669	$84,106	$93,971
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$92,131	$101,282	$95,419
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	301,068	275,641	268,194
Deferred income tax expense (benefit)	(25,385)	8,019	130,528
(Gains) losses on investment securities	(29,589)	17,176	(27,161)
Stock based compensation expense	6,414	7,120	6,194
Regulatory disallowances and restructuring costs	151,095	65,598	27,036
Allowance for equity funds used during construction	(9,478)	(10,404)	(9,516)
Other, net	2,395	3,529	5,204
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	3,796	(8,702)	(1,846)
Materials, supplies, and fuel stock	(6,095)	(5,331)	1,473
Other current assets	1,872	2,491	31,298
Other assets	42,803	(840)	(5,486)
Accounts payable	(272)	(20,714)	14,468
Accrued interest and taxes	14,691	1,713	(327)
Other current liabilities	(7,212)	2,614	(6,513)
Other liabilities	(35,071)	(10,966)	(5,503)
Net cash flows from operating activities	503,163	428,226	523,462
Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(616,273)	(501,213)	(500,461)
Proceeds from sales of investment securities	494,528	984,533	637,492
Purchases of investment securities	(513,866)	(1,007,022)	(650,284)
Investments in NMRD	(38,250)	(9,000)	(4,077)
Disbursements from NMRD	—	—	12,415
Principal repayments on Westmoreland Loan	—	56,640	38,360
Other, net	(37)	338	392
Net cash flows from investing activities	(673,898)	(475,724)	(466,163)
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash Flows From Financing Activities:
Short-term loan borrowings (repayments)	(150,000)	50,000	—
Revolving credit facilities borrowings (repayments), net	99,200	(119,500)	18,300
Long-term borrowings	745,000	984,652	317,000
Repayment of long-term debt	(407,302)	(750,162)	(274,070)
Proceeds from stock option exercise	943	963	1,739
Awards of common stock	(9,918)	(12,635)	(13,929)
Dividends paid	(92,926)	(84,961)	(77,792)
Valencia’s transactions with its owner	(15,401)	(17,095)	(17,742)
Amounts received under transmission interconnection arrangements	10,015	4,060	11,879
Refunds paid under transmission interconnection arrangements	(4,325)	(2,830)	(21,290)
Other, net	(2,840)	(6,846)	(2,942)
Net cash flows from financing activities	172,446	45,646	(58,847)
Change in Cash and Cash Equivalents	1,711	(1,852)	(1,548)
Cash and Cash Equivalents at Beginning of Year	2,122	3,974	5,522
Cash and Cash Equivalents at End of Year	$3,833	$2,122	$3,974

Restricted Cash Included in Other Current Assets on Consolidated Balance Sheets:
At beginning of period	$—	$—	$1,000
At end of period	$—	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$115,476	$119,308	$120,955
Income taxes paid (refunded), net	$(2,929)	$842	$625

Supplemental schedule of noncash investing and financing activities:
(Increase) decrease in accrued plant additions	$8,781	$(11,502)	$(25,261)
Contribution of utility plant to NMRD	$—	$578	$24,829
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,833	$2,122
Accounts receivable, net of allowance for uncollectible accounts of $1,163 and $1,406	85,889	92,800
Unbilled revenues	57,416	57,092
Other receivables	12,165	11,369
Materials, supplies, and fuel stock	77,929	71,834
Regulatory assets	7,373	4,534
Income taxes receivable	4,933	7,965
Other current assets	44,472	54,808
Total current assets	294,010	302,524
Other Property and Investments:
Investment securities	388,832	328,242
Equity investment in NMRD	65,159	26,564
Other investments	356	297
Non-utility property	12,459	3,404
Total other property and investments	466,806	358,507
Utility Plant:
Plant in service, held for future use, and to be abandoned	7,918,601	7,548,581
Less accumulated depreciation and amortization	2,713,503	2,604,177
	5,205,098	4,944,404
Construction work in progress	161,106	194,427
Nuclear fuel, net of accumulated amortization of $42,354 and $42,511	99,805	95,798
Net utility plant	5,466,009	5,234,629
Deferred Charges and Other Assets:
Regulatory assets	556,930	598,930
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	131,212	—
Other deferred charges	105,510	92,664
Total deferred charges and other assets	1,071,949	969,891
	$7,298,774	$6,865,551
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$185,100	$235,900
Current installments of long-term debt	490,268	—
Accounts payable	103,118	112,170
Customer deposits	10,585	10,695
Accrued interest and taxes	76,815	65,156
Regulatory liabilities	505	9,446
Operating lease liabilities	29,068	—
Dividends declared	24,625	23,231
Other current liabilities	47,397	55,855
Total current liabilities	967,481	512,453
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,517,449	2,670,111
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	626,058	600,719
Regulatory liabilities	866,243	891,428
Asset retirement obligations	181,962	158,674
Accrued pension liability and postretirement benefit cost	95,037	100,375
Operating lease liabilities	105,512	—
Other deferred credits	185,753	167,668
Total deferred credits and other liabilities	2,060,565	1,918,864
Total liabilities	5,545,495	5,101,428
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,150,552	1,153,113
Accumulated other comprehensive income (loss), net of income taxes	(99,377)	(108,684)
Retained earnings	627,523	643,953
Total PNMR common stockholders’ equity	1,678,698	1,688,382
Non-controlling interest in Valencia	63,052	64,212
Total equity	1,741,750	1,752,594
	$7,298,774	$6,865,551
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNMR				Non- controlling Interest in Valencia
				Total PNMR Common Stockholder’s Equity
	Common Stock	AOCI	Retained Earnings			Total Equity
	(In thousands)
Balance at December 31, 2016, as originally reported	$1,163,661	$(92,451)	$604,742	$1,675,952	$68,920	$1,744,872
Cumulative effect adjustment (Note 12)	—	—	10,382	10,382	—	10,382
Balance at January 1, 2017, as adjusted	1,163,661	(92,451)	615,124	1,686,334	68,920	1,755,254
Reclassification of stranded income taxes resulting from tax reform (Note 18)	—	(17,586)	17,586	—	—	—
Net earnings before subsidiary preferred stock dividends	—	—	80,402	80,402	15,017	95,419
Total other comprehensive income (loss)	—	14,097	—	14,097	—	14,097
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(79,056)	(79,056)	—	(79,056)
Proceeds from stock option exercise	1,739	—	—	1,739	—	1,739
Awards of common stock	(13,929)	—	—	(13,929)	—	(13,929)
Stock based compensation expense	6,194	—	—	6,194	—	6,194
Valencia’s transactions with its owner	—	—	—	—	(17,742)	(17,742)
Balance at December 31, 2017, as originally reported	1,157,665	(95,940)	633,528	1,695,253	66,195	1,761,448
Cumulative effect adjustment (Note 9)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,157,665	(107,148)	644,736	1,695,253	66,195	1,761,448
Net earnings before subsidiary preferred stock dividends	—	—	86,170	86,170	15,112	101,282
Total other comprehensive income (loss)	—	(1,536)	—	(1,536)	—	(1,536)
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(86,425)	(86,425)	—	(86,425)
Proceeds from stock option exercise	963	—	—	963	—	963
Awards of common stock	(12,635)	—	—	(12,635)	—	(12,635)
Stock based compensation expense	7,120	—	—	7,120	—	7,120
Valencia’s transactions with its owner	—	—	—	—	(17,095)	(17,095)
Balance at December 31, 2018	1,153,113	(108,684)	643,953	1,688,382	64,212	1,752,594
Net earnings before subsidiary preferred stock dividends	—	—	77,890	77,890	14,241	92,131
Total other comprehensive income (loss)	—	9,307	—	9,307	—	9,307
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(93,792)	(93,792)	—	(93,792)
Proceeds from stock option exercise	943	—	—	943	—	943
Awards of common stock	(9,918)	—	—	(9,918)	—	(9,918)
Stock based compensation expense	6,414	—	—	6,414	—	6,414
Valencia’s transactions with its owner	—	—	—	—	(15,401)	(15,401)
Balance at December 31, 2019	$1,150,552	$(99,377)	$627,523	$1,678,698	$63,052	$1,741,750
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Electric Operating Revenues
Contracts with customers	$1,010,898	$1,019,291	$992,462
Alternative revenue programs	1,987	(2,443)	3,567
Other electric operating revenue	80,937	75,117	108,201
Total electric operating revenues	1,093,822	1,091,965	1,104,230
Operating Expenses:
Cost of energy	317,725	314,036	321,677
Administrative and general	172,903	173,178	163,892
Energy production costs	142,545	149,477	137,450
Regulatory disallowances and restructuring costs	150,599	66,339	27,036
Depreciation and amortization	160,368	151,866	147,017
Transmission and distribution costs	42,970	46,855	42,370
Taxes other than income taxes	45,644	45,181	43,709
Total operating expenses	1,032,754	946,932	883,151
Operating income	61,068	145,033	221,079
Other Income and Deductions:
Interest income	14,303	13,089	8,454
Gains (losses) on investment securities	29,589	(17,176)	27,161
Other income	9,213	10,992	13,527
Other (deductions)	(11,813)	(11,128)	(18,556)
Net other income and (deductions)	41,292	(4,223)	30,586
Interest Charges	72,900	76,458	82,697
Earnings before Income Taxes	29,460	64,352	168,968
Income Taxes (Benefit)	(25,962)	(5,971)	81,555
Net Earnings	55,422	70,323	87,413
(Earnings) Attributable to Valencia Non-controlling Interest	(14,241)	(15,112)	(15,017)
Net Earnings Attributable to PNM	41,181	55,211	72,396
Preferred Stock Dividends Requirements	(528)	(528)	(528)
Net Earnings Available for PNM Common Stock	$40,653	$54,683	$71,868
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2019
	2019	2018	2017
	(In thousands)
Net Earnings	$55,422	$70,323	$87,413
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(6,534), $(963), and $(10,927)	19,190	2,827	17,233
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $3,572, $970, and $6,816	(10,491)	(2,849)	(10,751)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $973, $2,637, and $(919)	(2,856)	(7,745)	2,699
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(1,880), $(1,922), and $(2,504)	5,524	5,646	3,948
Total Other Comprehensive Income (Loss)	11,367	(2,121)	13,129
Comprehensive Income	66,789	68,202	100,542
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(14,241)	(15,112)	(15,017)
Comprehensive Income Attributable to PNM	$52,548	$53,090	$85,525

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019
	2019	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$55,422	$70,323	$87,413
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	191,213	182,355	180,500
Deferred income tax expense (benefit)	(20,145)	3,334	82,549
(Gains) losses on investment securities	(29,589)	17,176	(27,161)
Regulatory disallowances and restructuring costs	150,599	66,339	27,036
Allowance for equity funds used during construction	(6,656)	(8,173)	(8,664)
Other, net	2,697	3,395	5,490
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	5,877	(7,959)	(419)
Materials, supplies, and fuel stock	(5,128)	(6,238)	3,542
Other current assets	(1,453)	(468)	31,775
Other assets	31,409	6,894	15,121
Accounts payable	(3,617)	(14,290)	9,736
Accrued interest and taxes	5,579	(7,617)	21,523
Other current liabilities	18,002	(17,975)	(11,099)
Other liabilities	(39,087)	(3,761)	(9,389)
Net cash flows from operating activities	355,123	283,335	407,953
Cash Flows From Investing Activities:
Utility plant additions	(341,847)	(255,627)	(309,142)
Proceeds from sales of investment securities	494,528	984,533	637,492
Purchases of investment securities	(513,866)	(1,007,022)	(650,284)
Other, net	(87)	544	33
Net cash flows from investing activities	(361,272)	(277,572)	(321,901)

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	15,600	2,600	(21,200)
Short-term borrowings (repayments) - affiliate, net	(19,800)	19,800	—
Long-term borrowings	290,000	450,000	257,000
Repayment of long-term debt	(200,000)	(450,025)	(232,000)
Valencia’s transactions with its owner	(15,401)	(17,095)	(17,742)
Dividends paid	(528)	(77,904)	(61,223)
Amounts received under transmission interconnection arrangements	10,015	72,260	11,879
Refunds paid under transmission interconnection arrangements	(72,525)	(2,830)	(21,290)
Other, net	(296)	(3,592)	(1,692)
Net cash flows from financing activities	7,065	(6,786)	(86,268)

Change in Cash and Cash Equivalents	916	(1,023)	(216)
Cash and Cash Equivalents at Beginning of Year	85	1,108	1,324
Cash and Cash Equivalents at End of Year	$1,001	$85	$1,108

Restricted Cash Included in Other Current Assets on Consolidated Balance Sheets:
At beginning of period	$—	$—	$1,000
At end of period	$—	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$65,445	$73,029	$77,960
Income taxes paid (refunded), net	$(3,544)	$134	$(23,391)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$4,751	$(12,310)	$(11,792)

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,001	$85
Accounts receivable, net of allowance for uncollectible accounts of $1,163 and $1,406	60,447	68,603
Unbilled revenues	46,602	47,113
Other receivables	11,039	10,650
Affiliate receivables	8,825	15,871
Materials, supplies, and fuel stock	72,225	67,097
Regulatory assets	7,373	4,534
Income taxes receivable	15,122	12,850
Other current assets	36,561	43,516
Total current assets	259,195	270,319
Other Property and Investments:
Investment securities	388,832	328,242
Other investments	178	91
Non-utility property	4,470	96
Total other property and investments	393,480	328,429
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,753,267	5,623,520
Less accumulated depreciation and amortization	2,076,291	2,006,266
	3,676,976	3,617,254
Construction work in progress	108,787	134,221
Nuclear fuel, net of accumulated amortization of $42,354 and $42,511	99,805	95,798
Net utility plant	3,885,568	3,847,273
Deferred Charges and Other Assets:
Regulatory assets	435,467	460,903
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	120,585	—
Other deferred charges	97,064	77,327
Total deferred charges and other assets	704,748	589,862
	$5,242,991	$5,035,883
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$58,000	$42,400
Short-term debt - affiliate	—	19,800
Current installments of long-term debt	350,268	—
Accounts payable	66,746	75,114
Affiliate payables	12,524	164
Customer deposits	10,585	10,695
Accrued interest and taxes	43,617	35,767
Regulatory liabilities	371	5,975
Operating lease liabilities	25,927	—
Dividends declared	132	132
Other current liabilities	25,066	32,976
Total current liabilities	593,236	223,023
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,397,752	1,656,490
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	521,990	502,767
Regulatory liabilities	683,398	713,971
Asset retirement obligations	181,081	157,814
Accrued pension liability and postretirement benefit cost	87,838	92,981
Operating lease liabilities	97,992	—
Other deferred credits	155,744	215,737
Total deferred credits and liabilities	1,728,043	1,683,270
Total liabilities	3,719,031	3,562,783
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(99,055)	(110,422)
Retained earnings	283,516	242,863
Total PNM common stockholder’s equity	1,449,379	1,397,359
Non-controlling interest in Valencia	63,052	64,212
Total equity	1,512,431	1,461,571
	$5,242,991	$5,035,883
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNM
	Common Stock	AOCI	Retained Earnings	Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia	Total Equity
	(In thousands)
Balance at December 31, 2016	$1,264,918	$(92,428)	$225,382	$1,397,872	$68,920	$1,466,792
Reclassification of stranded income taxes resulting from tax reform (Note 18)	—	(17,794)	17,794	—	—	—
Net earnings	—	—	72,396	72,396	15,017	87,413
Total other comprehensive income	—	13,129	—	13,129	—	13,129
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(60,695)	(60,695)	—	(60,695)
Valencia’s transactions with its owner	—	—	—	—	(17,742)	(17,742)
Balance at December 31, 2017, as originally reported	1,264,918	(97,093)	254,349	1,422,174	66,195	1,488,369
Cumulative effect adjustment (Note 9)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,264,918	(108,301)	265,557	1,422,174	66,195	1,488,369
Net earnings	—	—	55,211	55,211	15,112	70,323
Total other comprehensive income (loss)	—	(2,121)	—	(2,121)	—	(2,121)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(77,377)	(77,377)	—	(77,377)
Valencia’s transactions with its owner	—	—	—	—	(17,095)	(17,095)
Balance at December 31, 2018	1,264,918	(110,422)	242,863	1,397,359	64,212	1,461,571
Net earnings	—	—	41,181	41,181	14,241	55,422
Total other comprehensive income	—	11,367	—	11,367	—	11,367
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Valencia’s transactions with its owner	—	—	—	—	(15,401)	(15,401)
Balance at December 31, 2019	$1,264,918	$(99,055)	$283,516	$1,449,379	$63,052	$1,512,431

The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)

Electric Operating Revenues
Contracts with customers	$366,310	$340,449	$328,561
Alternative revenue programs	(2,529)	4,199	12,212
Total electric operating revenues	363,781	344,648	340,773
Operating Expenses:
Cost of energy	95,087	85,690	85,802
Administrative and general	40,530	38,642	39,828
Regulatory disallowances	496	(741)	—
Depreciation and amortization	84,259	66,189	63,146
Transmission and distribution costs	26,892	29,579	29,206
Taxes other than income taxes	30,703	28,792	29,187
Total operating expenses	277,967	248,151	247,169
Operating income	85,814	96,497	93,604
Other Income and Deductions:
Other income	5,559	5,487	4,994
Other (deductions)	(1,428)	(1,422)	(1,443)
Net other income and deductions	4,131	4,065	3,551
Interest Charges	29,100	32,091	30,084
Earnings before Income Taxes	60,845	68,471	67,071
Income Taxes	5,046	16,880	31,512
Net Earnings	$55,799	$51,591	$35,559
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$55,799	$51,591	$35,559
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	85,453	68,078	64,939
Regulatory disallowances	496	(741)	—
Deferred income tax expense	(7,650)	1,780	27,275
Allowance for equity funds used during construction and other, net	(2,808)	(2,048)	(1,120)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(2,081)	(744)	(1,427)
Materials and supplies	(967)	907	(2,069)
Other current assets	(798)	1,929	(1,253)
Other assets	8,366	(7,174)	(20,967)
Accounts payable	1,829	(4,199)	2,419
Accrued interest and taxes	186	12,263	(15,962)
Other current liabilities	771	6,719	(2,236)
Other liabilities	(1,004)	(6,610)	1,334
Net cash flows from operating activities	137,592	121,751	86,492
Cash Flows From Investing Activities:
Utility plant additions	(254,006)	(223,448)	(145,495)
Net cash flows from investing activities	(254,006)	(223,448)	(145,495)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)

Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	(2,500)	17,500	—
Short-term borrowings (repayments) – affiliate, net	(100)	100	(4,600)
Long-term borrowings	305,000	95,000	60,000
Repayment of long-term debt	(207,302)	—	—
Equity contribution from parent	80,000	30,000	50,000
Dividends paid	(55,265)	(41,903)	(44,389)
Other, net	(2,419)	(700)	(979)
Net cash flows from financing activities	117,414	99,997	60,032
Change in Cash and Cash Equivalents	1,000	(1,700)	1,029
Cash and Cash Equivalents at Beginning of Year	—	1,700	671
Cash and Cash Equivalents at End of Year	$1,000	$—	$1,700
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$28,055	$28,629	$29,251
Income taxes paid, (refunded) net	$13,611	$4,266	$21,436

Supplemental schedule of noncash investing and financing activities:
(Increase) decrease in accrued plant additions	$5,035	$1,810	$(15,737)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,000	$—
Accounts receivable	25,442	24,196
Unbilled revenues	10,814	9,979
Other receivables	2,713	1,721
Affiliate receivables	—	164
Materials and supplies	5,704	4,737
Other current assets	1,280	1,114
Total current assets	46,953	41,911
Other Property and Investments:
Other investments	178	206
Non-utility property	6,684	2,240
Total other property and investments	6,862	2,446
Utility Plant:
Plant in service and plant held for future use	1,919,256	1,686,119
Less accumulated depreciation and amortization	516,795	487,734
	1,402,461	1,198,385
Construction work in progress	42,554	51,459
Net utility plant	1,445,015	1,249,844
Deferred Charges and Other Assets:
Regulatory assets	121,463	138,027
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	9,954	—
Other deferred charges	3,527	6,284
Total deferred charges and other assets	361,609	370,976
	$1,860,439	$1,665,177
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$15,000	$17,500
Short-term debt – affiliate	—	100
Accounts payable	20,598	23,804
Affiliate payables	5,419	1,210
Accrued interest and taxes	42,068	41,882
Regulatory liabilities	134	3,471
Operating lease liabilities	2,753	—
Other current liabilities	3,565	2,861
Total current liabilities	89,537	90,828
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	670,691	575,398
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	140,151	136,238
Regulatory liabilities	182,845	177,458
Asset retirement obligations	881	860
Accrued pension liability and postretirement benefit cost	7,199	7,394
Operating lease liabilities	7,039	—
Other deferred credits	7,469	2,908
Total deferred credits and other liabilities	345,584	324,858
Total liabilities	1,105,812	991,084
Commitments and Contingencies (See Note 16)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	614,166	534,166
Retained earnings	140,397	139,863
Total common stockholder’s equity	754,627	674,093
	$1,860,439	$1,665,177
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2016	$64	$454,166	$139,005	$593,235
Net earnings	—	—	35,559	35,559
Equity contribution from parent	—	50,000	—	50,000
Dividends declared on common stock	—	—	(44,389)	(44,389)
Balance at December 31, 2017	64	504,166	130,175	634,405
Net earnings	—	—	51,591	51,591
Equity contributions from parent	—	30,000	—	30,000
Dividends declared on common stock	—	—	(41,903)	(41,903)
Balance at December 31, 2018	64	534,166	139,863	674,093
Net earnings	—	—	55,799	55,799
Equity contributions from parent	—	80,000	—	80,000
Dividends declared on common stock	—	—	(55,265)	(55,265)
Balance at December 31, 2019	$64	$614,166	$140,397	$754,627

The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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
Certain amounts in the 2018 and 2017 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2019 financial statement presentation.
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
Principles of Consolidation
The Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNM also consolidates Valencia (Note 10). PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants. The agreements for the jointly-owned plants provide that if an owner were to default on its payment obligations, the non-defaulting owners would be responsible for their proportionate share of the obligations of the defaulting owner. In exchange, the non-defaulting owners would be entitled to their proportionate share of the generating capacity of the defaulting owner. There have been no such payment defaults under any of the agreements for the jointly-owned plants.
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
December 31, 2019, 2018 and 2017

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

As of January 1, 2017, PNM held a deposit of $1.0 million from a third party that was restricted for PNM’s construction of transmission interconnection facilities and was held as restricted cash until the second quarter of 2017, at which time a refund was made to the third party. Under the terms of the BTMU Term Loan agreement (Note 7), all cash of NM Capital was restricted to be used for payments required under that agreement or for taxes and fees. On May 22, 2018, Westmoreland repaid the Westmoreland Loan in full. NM Capital used a portion of the proceeds to repay all of its obligations under the BTMU Term Loan. These payments effectively terminated the loan agreements (Note 10).
Utility Plant
Utility plant is stated at original cost and includes capitalized payroll-related costs such as taxes, pension, other fringe benefits, administrative costs, and AFUDC, where authorized by rate regulation, or capitalized interest.
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
PNM and TNMP may receive reimbursements, referred to as CIAC, from customers to pay for all or part of certain construction projects to the extent the project does not benefit regulated customers in general. PNM and TNMP account for these reimbursements as offsets to utility plant additions based on the requirements of the NMPRC, FERC, and PUCT. Due to the PUCT’s regulatory treatment of CIAC reimbursements, TNMP also receives a financing component that is recognized as other income on the Consolidated Statements of Earnings. Under the NMPRC regulatory treatment, PNM typically does not receive a financing component.
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

	Year ended December 31,
	2019	2018	2017
PNM
Electric plant	2.47%	2.40%	2.52%
Common, intangible, and general plant	7.91%	8.18%	8.36%
TNMP	4.04%	3.49%	3.57%

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
December 31, 2019, 2018 and 2017

AFUDC is recorded in interest charges and the equity AFUDC is recorded in other income on the Consolidated Statements of Earnings.
For the years ended December 31, 2019, 2018, and 2017, PNM recorded $5.0 million, $6.1 million, and $6.3 million of debt AFUDC at annual rates of 2.99%, 3.19%, and 3.14% and $6.7 million, $8.2 million, and $8.7 million of equity AFUDC at annual rates of 3.95%, 4.25%, and 4.30%. For the years ended December 31, 2019, 2018, and 2017, TNMP recorded $2.4 million, $2.3 million, and $1.2 million of debt AFUDC at rates of 3.23%, 3.32%, and 3.17% and $2.8 million, $2.2 million, and $0.9 million of equity AFUDC at rates of 3.78%, 3.29%, and 2.29%.
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
Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2019	2018	2019	2018	2019	2018
	(In thousands)
Coal	$24,914	$22,777	$24,914	$22,777	$—	$—
Materials and supplies	53,015	49,057	47,311	44,320	5,704	4,737
	$77,929	$71,834	$72,225	$67,097	$5,704	$4,737

Investments
PNM holds investment securities in the NDT for the purpose of funding its share of the decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners (Note 16). Since third party investment managers have sole discretion over the purchase and sale of the securities, PNM records a realized loss as an impairment for any available-for-sale debt security that has a market value that is less than cost at the end of each quarter. Prior to 2018, PNM classified all debt and equity investments in the NDT and coal mine reclamation trusts as available-for-sale securities. Effective January 1, 2018, the Company adopted Accounting Standards Update 2016-01 – Financial Instruments (Subtopic 825-10), which eliminates the requirement to classify investments in equity securities with readily determinable fair values into trading or available-for-sale categories and requires those equity securities to be measured at fair value with changes in fair value recognized in earnings rather than in OCI. On January 1, 2018, PNM recorded a cumulative effect adjustment to reclassify unrealized holding gains on equity securities held in the NDT and coal mine reclamation trusts from AOCI to retained earnings on the Consolidated Balance Sheets. Accordingly, the information for investment securities in the NDT and coal mine reclamation trusts for 2019 and 2018 is presented under ASU 2016-01 and the information for 2017 is presented under prior GAAP. For the years ended December 31, 2019 and 2018, PNM recorded impairment losses on the available-for-sale debt securities of $5.7 million and $13.7 million. For the year ended December 31, 2017, PNM recorded impairment losses on the available-for-sale securities, which included both debt and equity securities, of $7.1 million. No gains or losses are deferred as regulatory assets or liabilities. See Notes 3 and 9. All investments are held in PNM’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions.

Investment in NM Renewable Development, LLC

On September 22, 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. In December 2017, PNMR Development made a contribution to NMRD of its interest in three 10 MW solar facilities it was constructing and assigned its interests in several agreements related to those facilities to NMRD. The facilities had a book value of $24.8 million, which approximated fair value at that time. AEP OnSite Partners made a cash contribution to NMRD equal to 50% of the value of the 30 MW solar capacity, amounting to $12.4 million, which cash was then distributed from NMRD to PNMR Development. During 2019, 2018, and 2017 PNMR Development and AEP OnSite Partners each made cash contributions of $38.3 million, $9.0 million, and $4.1 million to NMRD for its construction activities. At December 31, 2019, NMRD’s renewable energy capacity in operation is 85.1 MW, which includes 80 MW of solar-PV facilities to supply energy to the Facebook data center located within PNM’s service territory, 1.9

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. PNMR accounts for its investment in NMRD using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.  PNMR records as income its percentage share of earnings or loss of NMRD and carries its investment at cost, adjusted for its share of undistributed earnings or losses.

PNMR presents its share of net earnings from NMRD in other income on the Consolidated Statements of Earnings. For the year ended December 31, 2017, NMRD revenues, expenses, and net income were each less than $0.1 million. Summarized financial information for NMRD is as follows:

	Results of Operations
	December 31,
	2019	2018
	(In thousands)
Operating revenues	$3,662	$3,147
Operating expenses	2,971	2,136
Net earnings	$691	$1,011

	Financial Position
	December 31,
	2019	2018
	(In thousands)
Current assets	$7,187	$2,581
Net property, plant, and equipment	132,772	50,784
Total assets	139,959	53,365
Current liabilities	9,640	237
Owners’ equity	$130,319	$53,128

Goodwill
Under GAAP, the Company does not amortize goodwill. Goodwill is evaluated for impairment annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. See Note 19.
Asset Impairment
Tangible long-lived assets and right-of-use assets associated with leases are evaluated in relation to the estimated future undiscounted cash flows to assess recoverability when events and circumstances indicate that the assets might be impaired. See Note 16.
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
Amortization of Debt Acquisition Costs
Discount, premium, and expense related to the issuance of long-term debt are amortized over the lives of the respective issues. Gains and losses incurred upon the early retirement of long-term debt are recognized in other income or other deductions, except for amounts recoverable through NMPRC, FERC, or PUCT regulation, which are recorded as regulatory assets or liabilities and amortized over the lives of the respective issues. Unamortized premium, discount, and expense related to long-term debt are reflected as part of the related liability on the Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Derivatives
The Company records derivative instruments, including energy contracts, on the balance sheet as either an asset or liability measured at their fair value. GAAP requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. PNM also records certain commodity derivative transactions recoverable through NMPRC regulation as regulatory assets or liabilities. See Note 7 and Note 9.
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
Decommissioning and Reclamation Costs
In accordance with GAAP, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Nuclear decommissioning costs and related accruals are based on periodic site-specific estimates of the costs for removing all radioactive and other structures at PVNGS and are dependent upon numerous assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. PNM’s accruals for PVNGS Units 1, 2, and 3, including portions held under leases, have been made based on such estimates, the guidelines of the NRC, and the PVNGS license periods. PVNGS Units 1 and 2 are included in PNM’s retail rates and PVNGS Unit 3 was excluded through December 31, 2017 but is included in retail rates beginning in 2018. See Note 16. See Note 17 for information concerning the treatment of nuclear decommissioning costs for certain purchased and leased portions of PVNGS in the NMPRC’s order in PNM’s NM 2015 Rate Case and the NM Supreme Court’s decision on PNM’s appeal of that order.
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
Environmental Costs
The normal operations of the Company involve activities and substances that expose the Company to potential liabilities under laws and regulations protecting the environment. Liabilities under these laws and regulations can be material and may be imposed without regard to fault, or may be imposed for past acts, even though the past acts may have been lawful at the time they occurred.
The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability by assessing a range of reasonably likely costs for each identified site using currently available information and the probable level of involvement and financial condition of other potentially responsible parties. These estimates are based on assumptions regarding the costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Amounts recorded for environmental expense in the years ended December 31, 2019, 2018, and 2017, as well as the amounts of environmental liabilities at December 31, 2019 and 2018 were insignificant.
Pension and Other Postretirement Benefits
See Note 11 for a discussion of pension and postretirement benefits expense, including a discussion of the actuarial assumptions.
Stock-Based Compensation
See Note 12 for a discussion of stock-based compensation expense.
Income Taxes
Income taxes are recognized using the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. In accordance with GAAP, all deferred taxes are

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

reflected as non-current on the Consolidated Balance Sheets. Current NMPRC, FERC, and PUCT approved rates include the tax effects of the majority of these differences. GAAP requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded based on the expected cash flow to be reflected in future rates. Because the NMPRC, FERC, and the PUCT have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has established regulatory assets and liabilities offsetting such deferred tax assets and liabilities. The Company recognizes only the impact of tax positions that, based on their merits, are more likely than not to be sustained upon an IRS audit. The Company defers investment tax credits and amortizes them over the estimated useful lives of the assets. See Note 18 for additional information, including a discussion of the impacts of the Tax Act.

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

Lease Commitments

See Note 13 for a discussion of lease commitments.

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

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which changes the way entities recognize impairment of many financial assets, including accounts receivable and investments in certain debt securities, by requiring immediate recognition of estimated credit losses expected to occur over the remaining lives of the assets. In November 2018, the FASB clarified that receivables arising from operating leases are not within the scope of Topic 326 for assets measured at amortized costs. Instead, impairments of receivables arising from operating leases should be accounted for in accordance with Topic 842. In May 2019, the FASB issued transition relief by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost. The Company is in the process of analyzing the impacts of the new standard but does not anticipate a significant impact on its reserves for trade receivables or on PNMR’s guarantees of certain PNMR Development debt arrangements. A cumulative effect adjustment is also not anticipated upon implementation. ASU 2016-13 also requires entities to separately measure and realize an impairment for credit losses on available-for-sale debt securities for which carrying value exceeds fair value, unless such securities have been determined to be other than temporarily impaired and the entire decrease in value has been realized as an impairment. PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than carrying value at the end of each quarter. As a result, the Company does not anticipate the new standard will impact its accounting for available-for-sale debt securities. The Company will adopt ASU 2016-13 as of January 1, 2020, its required effective date.

Accounting Standards Update 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 to simplify the annual goodwill impairment assessment process. Currently, the first step of a quantitative impairment test requires an entity to compare the fair value of each reporting unit containing goodwill with its carrying value (including goodwill). If as a result of this analysis, the entity concludes there is an indication of impairment in a reporting unit having goodwill, the entity is required to perform the second step of the impairment analysis, determining the amount of goodwill impairment to be recorded. The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount. This exercise requires the entity to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit. Any remaining fair value would be the implied fair value of goodwill on the testing date. To the extent the recorded amount of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss would be reflected in results of operations. ASU 2017-04 eliminates the second step of the impairment analysis. Accordingly, if the first step of a quantitative goodwill impairment analysis performed after adoption of ASU 2017-04 indicates that the fair

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

value of a reporting unit is less than its carrying value, the goodwill of that reporting unit would be impaired to the extent of that difference. The Company will adopt ASU 2017-04 for impairment testing after January 1, 2020, its required effective date.

Accounting Standards Update 2018-13 – Fair Value Measurements (Topic 820) Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13 to improve fair value disclosures. ASU 2018-13 eliminates certain disclosure requirements related to transfers between Levels 1 and 2 of the fair value hierarchy and the requirement to disclose the valuation process for Level 3 fair value measurements. ASU 2018-13 also amends certain disclosure requirements for investments measured at net asset value and requires new disclosures for Level 3 investments, including a new requirement to disclose changes in unrealized gains or losses recorded in OCI related to Level 3 fair value measurements. ASU 2018-13 is effective for the Company beginning on January 1, 2020 and permits entities to adopt all or certain elements of the new guidance prior to its effective date. ASU 2018-13 requires retrospective application, except for the new disclosures related to Level 3 investments which are to be applied prospectively. As discussed in Note 9, PNM and TNMP have investment securities in trusts for decommissioning, reclamation, pension benefits, and other postretirement benefits, which are measured at fair value. Certain investments in these trusts are measured at net asset value per share. These trusts currently hold no Level 3 investments. The Company is evaluating the requirements of ASU 2018-13, but does not anticipate it will have a significant impact on the Company’s fair value disclosures.

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

Accounting Standards Update 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 as part of its initiative to reduce complexity in accounting standards. The amendments in ASU 2019-12 simplify accounting for income taxes by removing several accounting exceptions to accounting for income taxes. ASU 2019-12 also eliminates or simplifies other income tax accounting requirements, including a requirement that entities recognize franchise tax (or similar tax) that is partially based on income as an income-based tax. ASU 2019-12 is effective for the Company beginning on January 1, 2021 and allows for early adoption. ASU 2019-12 is to be applied prospectively or retrospectively in the period of adoption depending on the type of amendment. The Company is in the process of analyzing the impacts of this new standard.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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

2019	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Electric operating revenues	$1,093,822	$363,781	$—	$1,457,603
Cost of energy	317,725	95,087	—	412,812
Utility margin	776,097	268,694	—	1,044,791
Other operating expenses	554,661	98,621	(20,499)	632,783
Depreciation and amortization	160,368	84,259	23,181	267,808
Operating income (loss)	61,068	85,814	(2,682)	144,200
Interest income	14,303	—	(281)	14,022
Other income (deductions)	26,989	4,131	(1,477)	29,643
Interest charges	(72,900)	(29,100)	(19,016)	(121,016)
Segment earnings (loss) before income taxes	29,460	60,845	(23,456)	66,849
Income taxes (benefit)	(25,962)	5,046	(4,366)	(25,282)
Segment earnings (loss)	55,422	55,799	(19,090)	92,131
Valencia non-controlling interest	(14,241)	—	—	(14,241)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$40,653	$55,799	$(19,090)	$77,362

At December 31, 2019:
Total Assets	$5,242,991	$1,860,439	$195,344	$7,298,774
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

2018	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Electric operating revenues	$1,091,965	$344,648	$—	$1,436,613
Cost of energy	314,036	85,690	—	399,726
Utility margin	777,929	258,958	—	1,036,887
Other operating expenses	481,030	96,272	(17,650)	559,652
Depreciation and amortization	151,866	66,189	23,133	241,188
Operating income	145,033	96,497	(5,483)	236,047
Interest income	13,089	—	2,451	15,540
Other income (deductions)	(17,312)	4,065	(2,039)	(15,286)
Interest charges	(76,458)	(32,091)	(18,695)	(127,244)
Segment earnings (loss) before income taxes	64,352	68,471	(23,766)	109,057
Income taxes	(5,971)	16,880	(3,134)	7,775
Segment earnings (loss)	70,323	51,591	(20,632)	101,282
Valencia non-controlling interest	(15,112)	—	—	(15,112)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$54,683	$51,591	$(20,632)	$85,642

At December 31, 2018:
Total Assets	$5,035,883	$1,665,177	$164,491	$6,865,551
Goodwill	$51,632	$226,665	$—	$278,297

2017	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Electric operating revenues	$1,104,230	$340,773	$—	$1,445,003
Cost of energy	321,677	85,802	—	407,479
Utility margin	782,553	254,971	—	1,037,524
Other operating expenses	414,457	98,221	(22,135)	490,543
Depreciation and amortization	147,017	63,146	21,779	231,942
Operating income (loss)	221,079	93,604	356	315,039
Interest income	8,454	—	7,462	15,916
Other income (deductions)	22,132	3,551	(3,254)	22,429
Interest charges	(82,697)	(30,084)	(14,844)	(127,625)
Segment earnings (loss) before income taxes	168,968	67,071	(10,280)	225,759
Income taxes (benefit)	81,555	31,512	17,273	130,340
Segment earnings (loss)	87,413	35,559	(27,553)	95,419
Valencia non-controlling interest	(15,017)	—	—	(15,017)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$71,868	$35,559	$(27,553)	$79,874

At December 31, 2017:
Total Assets	$4,921,563	$1,500,770	$223,770	$6,646,103
Goodwill	$51,632	$226,665	$—	$278,297

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
December 31, 2019, 2018 and 2017

Major Customers

No individual customer accounted for more than 10% of the electric operating revenues of PNMR or PNM. Three REPs accounted for more than 10% of the electric operating revenues of TNMP, as follows:

	Year Ended December 31,
	2019	2018	2017
REP A	22%	21%	16%
REP B	17%	15%	11%
REP C	12%	12%	10%

(3)	Accumulated Other Comprehensive Income (Loss)

AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders. Information regarding AOCI is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized Gains on Available-for-Sale Securities	Pension Liability Adjustment	Total	Fair Value Adjustment for Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2016	$4,320	$(96,748)	$(92,428)	$(23)	$(92,451)
Amounts reclassified from AOCI (pre-tax)	(17,567)	6,452	(11,115)	581	(10,534)
Income tax impact of amounts reclassified	6,816	(2,504)	4,312	(225)	4,087
Other OCI changes (pre-tax)	28,160	3,618	31,778	1,000	32,778
Income tax impact of other OCI changes	(10,927)	(919)	(11,846)	(388)	(12,234)
Net after-tax change	6,482	6,647	13,129	968	14,097
Reclassification of stranded income taxes to retained earnings (Note 18)	2,367	(20,161)	(17,794)	208	(17,586)
Balance at December 31, 2017, as originally reported	13,169	(110,262)	(97,093)	1,153	(95,940)
Cumulative effect adjustment (Note 9)	(11,208)	—	(11,208)	—	(11,208)
Balance at January 1, 2018, as adjusted	1,961	(110,262)	(108,301)	1,153	(107,148)
Amounts reclassified from AOCI (pre-tax)	(3,819)	7,568	3,749	216	3,965
Income tax impact of amounts reclassified	970	(1,922)	(952)	(56)	(1,008)
Other OCI changes (pre-tax)	3,790	(10,382)	(6,592)	570	(6,022)
Income tax impact of other OCI changes	(963)	2,637	1,674	(145)	1,529
Net after-tax change	(22)	(2,099)	(2,121)	585	(1,536)
Balance at December 31, 2018	1,939	(112,361)	(110,422)	1,738	(108,684)
Amounts reclassified from AOCI (pre-tax)	(14,063)	7,404	(6,659)	733	(5,926)
Income tax impact of amounts reclassified	3,572	(1,880)	1,692	(186)	1,506
Other OCI changes (pre-tax)	25,724	(3,829)	21,895	(3,495)	18,400
Income tax impact of other OCI changes	(6,534)	973	(5,561)	888	(4,673)
Net after-tax change	8,699	2,668	11,367	(2,060)	9,307
Balance at December 31, 2019	$10,638	$(109,693)	$(99,055)	$(322)	$(99,377)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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

Unrealized gains and losses on derivative contracts that are not designated for hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power and fuel supply agreements, used to hedge generation assets and purchased power costs. Changes in the fair value of economic hedges are reflected in results of operations, with changes related to economic hedges on sales included in operating revenues and changes related to economic hedges on purchases included in cost of energy sold. See Note 9.

The Company adopted ASU 2014-09 – Revenue from Contracts with Customers (Topic 606) as of January 1, 2018, its required effective date, using the modified retrospective method of adoption. The adoption of ASU 2014-09 did not result in changes to the nature, amount, and timing of the Company’s existing revenue recognition processes or information technology infrastructure. Therefore, the adoption of ASU 2014-09 had no effect on the amount of revenue recorded in 2018 compared to the amount that would have been recorded under prior GAAP, no effect on total electric operating revenues or any other caption within the Company’s financial statements, and no cumulative effect adjustment was recorded. Revenues for 2019 and 2018 are presented in accordance with the standard on the Consolidated Statements of Earnings and 2017 revenues are presented on a comparative basis. Additional disclosures to further disaggregate 2019 and 2018 revenues are presented below.

The Company adopted ASU 2018-18 – Collaborative Arrangements (Topic 808) in 2019, ahead of its required effective date, using the retrospective method of adoption. The Company has collaborative arrangements related to its interest in SJGS, Four Corners, PVNGS, and Luna. The Company has determined that during the years ended December 31, 2019, 2018, and 2017 none of the joint owners in its collaborative arrangements were customers under Topic 606. Therefore, the adoption of this standard did not impact the financial statements. The Company will continue to evaluate transactions between collaborative arrangement participants in future periods under the requirements of the new standard.

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

Revenue from contracts with customers is recorded based upon the total authorized tariff price at the time electric service is rendered, including amounts billed under arrangements qualifying as an Alternative Revenue Program (“ARP”). ARP arrangements are agreements between PNM or TNMP and its regulator that allow PNM or TNMP to adjust future rates in response to past activities or completed events, if certain criteria are met. GAAP requires that ARP revenues be reported separately from

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

contracts with customers. ARP revenues in a given period include the recognition of “originating” ARP revenues (i.e. when the regulator-specific conditions are met) in the period, offset by the reversal of ARP revenues when billed to customers.

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

Miscellaneous – Beginning on January 1, 2018, PNM acquired a 65 MW interest in SJGS Unit 4, which is held as merchant plant as ordered by the NMPRC (Note 16). PNM sells power from 36 MW of this capacity to a third party at a fixed price that is recorded as revenue from contracts with customers. PNM is obligated to deliver power under this arrangement only when SJGS Unit 4 is operating. Other market sales from this 65 MW interest are recorded in other electric operating revenues.

TNMP

PUCT Regulated Retail Electric Service – TNMP provides transmission and distribution services in Texas under the provisions of TECA and the Texas Public Utility Regulatory Act. TNMP is subject to traditional cost-of-service regulation with respect to rates and service under the jurisdiction of the PUCT and certain municipalities. TNMP’s transmission and distribution activities are solely within ERCOT and not subject to traditional rate regulation by FERC. TNMP provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP’s service territory. Revenue is recognized as energy is delivered to the consumer. TNMP invoices REPs on a monthly basis and is generally paid within a month.

Transmission Cost of Service (“TCOS”) – TNMP is a transmission service provider that is allowed to recover its TCOS through a network transmission rate that is approved by the PUCT. TCOS customers are other utilities that receive service for the transmission of energy owned by the customer utilizing TNMP’s transmission facilities.

Alternative Revenue Programs

The Company defers certain costs and records certain liabilities pursuant to the rate actions of the NMPRC, PUCT, and FERC. ARP revenues, which are discussed above, include recovery or refund provisions under PNM’s renewable energy rider and true-ups to PNM’s formula transmission rates; TNMP’s AMS surcharge, transmission cost recovery factor, and the impacts of the PUCT’s January 25, 2018 order regarding the change in the federal corporate income tax rate; and the energy efficiency incentive bonus at both PNM and TNMP. GAAP provides for the recognition of regulatory assets and liabilities for the difference between ARP revenues and amounts billed under those programs. Regulatory assets and liabilities are amortized into earnings as amounts are billed. As discussed in Note 17, TNMP’s 2018 Rate Case integrates AMS costs into base rates beginning January 1, 2019. These costs are being amortized into earnings as alternative revenues over a period of five years.

Other Electric Operating Revenues

Other electric operating revenues consist primarily of PNM’s sales for resale meeting the definition of a derivative under GAAP. Derivatives are not considered revenue from contracts with customers. PNM engages in activities meeting the definition of derivatives to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

ahead, week-ahead, month-ahead, and other sales of excess generation not required to fulfill retail load and contractual commitments. Through December 31, 2017, PNM’s 134 MW share of Unit 3 at PVNGS was excluded from retail rates and was being sold in the wholesale market. Effective January 1, 2018, PNM’s share of PVNGS Unit 3 is included in retail rates and recorded as revenue from contracts with customer.

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects ARP revenues and other revenues.

	PNM	TNMP	PNMR Consolidated
Year Ended December 31, 2019	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$427,883	$150,742	$578,625
Commercial	396,987	116,953	513,940
Industrial	69,601	22,405	92,006
Public authority	20,322	5,694	26,016
Economy energy service	25,757	—	25,757
Transmission	57,214	66,948	124,162
Miscellaneous	13,134	3,568	16,702
Total revenues from contracts with customers	1,010,898	366,310	1,377,208
Alternative revenue programs	1,987	(2,529)	(542)
Other electric operating revenues	80,937	—	80,937
Total Electric Operating Revenues	$1,093,822	$363,781	$1,457,603

Year Ended December 31, 2018
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

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARP programs. For PNM, accounts receivable reflected on the Consolidated Balance Sheets, net of allowance for uncollectible accounts, includes $59.3 million and $61.7 million at December 31, 2019 and 2018 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company has no contract assets as of December 31, 2019. Contract liabilities arise when consideration is received in advance

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer’s capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. PNMR’s, PNM’s, and TNMP’s contract liabilities and related revenues are insignificant for all periods presented. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

(5)	Earnings and Dividends Per Share
In accordance with GAAP, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share and dividends per share is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$77,362	$85,642	$79,874
Average Number of Common Shares:
Outstanding during year	79,654	79,654	79,654
Vested awards of restricted stock	277	236	237
Average Shares – Basic	79,931	79,890	79,891
Dilutive Effect of Common Stock Equivalents:
Stock options and restricted stock	59	122	250
Average Shares – Diluted	79,990	80,012	80,141
Net Earnings Attributable to PNMR Per Share of Common Stock:
Basic	$0.97	$1.07	$1.00
Diluted	$0.97	$1.07	$1.00
Dividends Declared per Common Share	$1.1775	$1.0850	$0.9925

(6)	Stockholders’ Equity
Common Stock and Equity Contributions
PNMR, PNM, and TNMP did not issue any common stock during the three-year period ended December 31, 2019. PNMR did not fund any cash equity contributions to PNM during the three-year period ended December 31, 2019, and funded $80.0 million in 2019, $30.0 million in 2018 and $50.0 million in 2017 to TNMP. PNMR offers shares of PNMR common stock through the PNMR Direct Plan. PNMR utilizes shares of its common stock purchased on the open market, by an independent agent, rather than issuing additional shares to satisfy subscriptions under the PNMR Direct Plan. The shares of PNMR common stock utilized in the PNMR Direct Plan are offered under a SEC shelf registration statement that expires in March 2021. See Note 7 regarding the planned issuance of common stock under the PNMR 2020 Forward Equity Sale Agreements.
Dividends on Common Stock
The declaration of common dividends by PNMR is dependent upon a number of factors, including the ability of PNMR’s subsidiaries to pay dividends. PNMR’s primary sources of dividends are its operating subsidiaries.
PNM declared and paid cash dividends to PNMR of zero, $77.4 million, and $60.7 million in 2019, 2018, and 2017. TNMP declared and paid cash dividends to PNMR of $55.3 million, $41.9 million, and $44.4 million in 2019, 2018, and 2017.
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC provisions allow PNM to pay dividends, without prior NMPRC approval, from current earnings, which is determined on a rolling four quarter basis, or from equity contributions previously made by PNMR. The Federal Power Act also imposes certain restrictions on dividends by public utilities, including that dividends cannot be paid from paid-in capital. Prior to July 2018, the Company’s revolving credit facilities

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

and term loans contained a covenant requiring the maintenance of debt-to-capitalization ratios of less than or equal to 65%. In July 2018, PNMR’s revolving credit facility and term loans were amended such that PNMR is now required to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirements remain at less than or equal to 65% for PNM and TNMP. These debt-to-capitalization ratio requirements could limit the amounts of dividends that could be paid. PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain the approval of certain financial counterparties to transfer more than five percent of PNM’s assets. As of December 31, 2019, none of the numerical tests would restrict the payment of dividends from the retained earnings of TNMP, restrictions related to retained earnings under the Federal Power Act may limit the payment of dividends by PNM to $283.5 million, and the 70% debt-to-capitalization covenant would allow the payment of dividends by PNMR of up to $257.6 million.

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
PNMR and TNMP have no preferred stock outstanding. The authorized shares of PNMR and TNMP preferred stock are 10 million shares and 1 million shares.

(7)	Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Prior to July 2018, each of the Company’s revolving credit facilities and term loans contained a single financial covenant, which required the maintenance of a debt-to-capitalization ratio of less than or equal to 65%. In July 2018, the PNMR and the PNMR Development agreements were each amended such that each is now required to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for the PNM and TNMP agreements. The Company’s revolving credit facilities and term loans generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions.

PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC.

Financing Activities
PNMR

At January 1, 2017, PNMR had outstanding the $150.0 million PNMR 2015 Term Loan, which matured and was repaid on March 9, 2018.

As discussed in Note 16, at January 1, 2018, NM Capital, a wholly-owned subsidiary of PNMR, had outstanding $50.1 million of the $125.0 million term loan agreement (the “BTMU Term Loan”) with BTMU. PNMR, as parent company of NM Capital, guaranteed NM Capital’s obligations to BTMU. NM Capital utilized the proceeds of the BTMU Term Loan to provide funding of $125.0 million (the “Westmoreland Loan”) to a ring-fenced, bankruptcy-remote, special-purpose entity subsidiary of Westmoreland to finance Westmoreland’s purchase of SJCC. The BTMU Term Loan agreement required that NM Capital utilize all amounts, less taxes and fees, it received under the Westmoreland Loan to repay the BTMU Term Loan. On May 22, 2018, the full principal balance outstanding under the Westmoreland Loan of $50.1 million was repaid. NM Capital used a portion of the proceeds to repay all remaining principal of $43.0 million owed under the BTMU Term Loan. These payments effectively terminated the loan agreements. In addition, PNMR’s guarantee of NM Capital’s obligations was also effectively terminated. See Note 10.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

At January 1, 2017, PNMR had outstanding letters of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC was required to post in connection with permits relating to the operation of the San Juan mine. On March 15, 2019, WSJ LLC acquired the assets of SJCC following the bankruptcy of Westmoreland. WSJ LLC assumed the obligations to PNMR under the letters of credit support. See Note 16.

On January 1, 2017, PNMR had outstanding two term loan agreements: (1) a $100.0 million term loan agreement (the “PNMR 2016 One-Year Term Loan”) and (2) a $100.0 million term loan agreement (the “PNMR 2016 Two-Year Term Loan”) that matured on December 21, 2018. On December 15, 2017, the PNMR 2016 One-Year Term Loan was extended to December 14, 2018. In December 2018, both the PNMR 2016 One-Year Term Loan (as extended) and the PNMR 2016 Two-Year Term Loan were repaid.

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.25% SUNs (the “PNMR 2018 SUNs”), which mature on March 9, 2021. The proceeds from the offering were used to repay the $150.0 million PNMR 2015 Term Loan that was due on March 9, 2018 and to reduce borrowings under the PNMR Revolving Credit Facility.

On November 26, 2018, PNMR Development entered into a $90.0 million term loan agreement (the “PNMR Development Term Loan”), among PNMR Development and KeyBank, N.A., as administrative agent and sole lender. Proceeds from the PNMR Development Term Loan were used to repay short-term borrowings under the PNMR Development’s revolving credit facility and to repay borrowings under its intercompany loan from PNMR. The PNMR Development Term Loan bears interest at a variable rate, which was 2.60% on December 31, 2019, and matures on November 26, 2020. PNMR, as parent company of PNMR Development, has guaranteed PNMR Development’s obligations under the loan. The PNMR Development Term Loan requires PNMR to maintain a debt-to-capitalization ratio of less than or equal to 70%, and contains customary events of default, a cross-default provision, and a change-of-control provision.

On December 14, 2018, PNMR entered into a $150.0 million term loan agreement (the “PNMR 2018 One-Year Term Loan”) among PNMR, the lenders identified therein, and MUFG Bank, Ltd., as administrative agent. The proceeds from the PNMR 2018 One-Year Term Loan were used to repay the PNMR 2016 One-Year Term Loan (as extended), a portion of the PNMR 2016 Two-Year Term Loan, and for general corporate purposes. On December 13, 2019, the PNMR 2018 One-Year Term Loan was extended to June 11, 2021 (as extended, the “PNMR 2019 Term Loan”). The PNMR 2019 Term Loan bears interest at a variable rate, which was 2.70% at December 31, 2019.

On December 21, 2018, PNMR entered into a $50.0 million term loan agreement (the “PNMR 2018 Two-Year Term Loan”), between PNMR and Bank of America, N.A. as sole lender. Proceeds from the PNMR 2018 Two-Year Term Loan were used to repay the remaining amount owed under the PNMR 2016 Two-Year Term Loan and for general corporate purposes. The PNMR 2018 Two-Year Term Loan bears interest at a variable rate, which was 2.60% at December 31, 2019, and matures on December 21, 2020.

On January 7, 2020, PNMR entered into forward sale agreements with each of Citibank N.A., and Bank of America N.A., as forward purchases and an underwriting agreement with Citigroup Global Markets Inc., and BofA Securities, Inc. as representatives of the underwriters named therein, relating to an aggregate of approximately 6.2 million shares of PNMR common stock (including 0.8 million shares of PNMR common stock pursuant to the underwriters’ option to purchase additional shares) with each of Citibank N.A., and Bank of America N.A., as forward purchasers (the “PNMR 2020 Forward Equity Sales Agreements”). On January 8, 2020, the underwriters exercised in full their option to purchase an additional 0.8 million shares of PNMR common stock and PNMR entered into separate forward sales agreements with respect to the additional shares. The initial forward sale price of $47.21 per share is subject to adjustments based on a net interest rate factor and by expected future dividends paid on PNMR common stock as specified in the forward sale agreements. PNMR did not initially receive any proceeds upon the execution of these agreements and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement on or before the date that is 12 months from their effective dates. PNMR expects to physically settle all shares under the agreements on or before January 7, 2021 at the then applicable forward sales price. Pursuant to a cash settlement of the PNMR 2020 Forward Equity Sales Agreements, PNMR would expect to receive significantly lower net proceeds or may owe cash, which could be a significant amount, to the forward purchasers. Under a net share settlement, PNMR would not receive any cash proceeds and may be required to deliver shares of PNMR common stock to the forward purchasers. The forward sale agreements meet the derivative scope exception requirements for contracts involving an entity’s own equity. Until settlement of the forward sale agreements, PNMR’s EPS dilution resulting from the agreements, if any, will be determined using the treasury stock method, which will result in dilution during periods when the average market price of PNMR stock during the reporting period is higher than the applicable forward sales price as of the end of that period.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires in March 2021.

PNM

At January 1, 2017, PNM had outstanding a $175.0 million term loan agreement (the “PNM 2016 Term Loan”) that matured on November 17, 2017. The PNM 2016 Term Loan was repaid on July 20, 2017.

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

On July 20, 2017, PNM entered into a $200.0 million term loan agreement (the “PNM 2017 Term Loan”) between PNM and JPMorgan Chase Bank, N.A., as lender and administrative agent, and U.S. Bank National Association, as lender. PNM used the proceeds of the PNM 2017 Term Loan to prepay without penalty the $175.0 million PNM 2016 Term Loan and to reduce short-term borrowings. The PNM 2017 Term Loan was repaid on January 18, 2019.

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

On April 9, 2018, PNMR Development deposited $68.2 million with PNM related to potential transmission network interconnections. PNM used the deposit to repay intercompany borrowings. PNM was required to pay interest to PNMR Development to the extent work under the interconnections has not been performed. The entire deposit of $68.2 million and accrued interest of $5.7 million was refunded in November 2019. The interconnection deposit and related refund is presented in financing activities and the interest payment is presented in operating activities on PNM’s Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018. During the years ended December 31, 2019 and December 31, 2018, PNM recognized $3.3 million and $2.4 million of interest expense under the agreement. At December 31, 2018, PNM’s obligation under the interconnection agreement with PNMR Development of $68.2 million, excluding unpaid interest, is reflected in other deferred credits on PNM’s Consolidated Balance Sheets. As required by GAAP, all intercompany transactions related to this deposit have been eliminated on PNMR’s Consolidated Financial Statements.

On January 18, 2019, PNM entered into a $250.0 million term loan agreement (the “PNM 2019 $250.0 million Term Loan”) among PNM, the lenders identified therein, and U.S. Bank N.A., as administrative agent. PNM used the proceeds of the PNM 2019 $250.0 million Term Loan to repay the PNM 2017 Term Loan, to reduce short-term borrowings under the PNM Revolving Credit Facility, and for general corporate purposes. The PNM 2019 $250.0 million Term Loan bears interest at a variable rate, which was 2.45% at December 31, 2019, and must be repaid on or before July 17, 2020.

On December 18, 2019, PNM entered into a $40.0 million term loan agreement (the “PNM 2019 $40.0 million Term Loan”), between PNM and Bank of America, N.A. as sole lender and administrative agent. PNM used the proceeds of the PNM 2019 $40.0 million Term Loan to reduce short-term borrowings under the PNM Revolving Credit Facility and for general corporate purposes. The PNM 2019 $40.0 million Term Loan bears interest at a variable rate, which was 2.39% at December 31, 2019, and must be repaid on or before June 18, 2021.

See discussion of PNM’s SJGS Abandonment Application in Note 17, which includes a request to issue approximately $361 million of energy transition bonds, as provided by the ETA, upon the proposed retirement of SJGS in 2022.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

PNM has a shelf registration statement, which will expire in May 2020, with capacity for the issuance of up to $475.0 million of senior unsecured notes.
TNMP

On June 14, 2017, TNMP entered into an agreement which provided TNMP would issue $60.0 million aggregate principal amount of 3.22% first mortgage bonds, due 2027, subject to satisfaction of certain conditions. TNMP issued the bonds on August 24, 2017 and used the proceeds to reduce short-term and intercompany debt and for general corporate purposes.

On June 28, 2018, TNMP entered into an agreement under which TNMP issued $60.0 million aggregate principal amount of 3.85% first mortgage bonds, due 2028.

On July 25, 2018, TNMP entered into a $20.0 million term loan agreement. On December 17, 2018, the TNMP 2018 Term Loan agreement was amended to provide additional funding of $15.0 million, which results in a total committed amount of $35.0 million under the agreement (the “TNMP 2018 Term Loan”). TNMP used the proceeds from these issuances to repay short-term borrowings and for TNMP’s general corporate purposes. The TNMP 2018 Term Loan was repaid on December 30, 2019.

On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement with institutional investors for the sale of $305.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the “TNMP 2019 Bonds”) offered in private placement transactions. TNMP issued $225.0 million of TNMP 2019 Bonds on March 29, 2019 and used the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019, as well as to repay borrowing under the TNMP Revolving credit Facility and for general corporate purposes. TNMP issued the remaining $80.0 million of TNMP 2019 Bonds on July 1, 2019 and used the proceeds to repay borrowing under the TNMP Revolving Credit Facility and for general corporate purposes. The terms of the TNMP 2019 Bond Purchase Agreement include customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP has the right to redeem any or all of the TNMP 2019 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

Interest Rate Hedging Activities

At January 1, 2017, PNMR had a hedging agreement that effectively established a fixed interest rate of 1.927% for borrowings under the PNMR 2015 Term Loan through its maturity on March 9, 2018. In 2017, PNMR entered into three separate four-year hedging agreements that effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, subject to change if there is a change in PNMR’s credit rating, for three separate tranches, each of $50.0 million, of its variable rate debt.

These hedge agreements are accounted for as cash flow hedges and had fair values of $0.4 million and $1.0 million that are included in other current liabilities and other current assets on the Consolidated Balance Sheets at December 31, 2019 and 2018. As discussed in Note 3, changes in the fair value of the cash flow hedges are deferred in AOCI and amounts reclassified to the Condensed Consolidated Statement of Earnings are recorded in interest charges. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement. On January 1, 2019, the Company adopted Accounting Standards Update 2017-12- Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Adoption of the updated standard did not have a significant impact on these cash flow hedges.
Borrowing Arrangements Between PNMR and its Subsidiaries
PNMR has one-year intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount up to $100.0 million and have either reciprocal or non-reciprocal terms. Interest charged to the subsidiaries is equivalent to interest paid by PNMR on its short-term borrowings or the money-market interest rate if PNMR does not have any short-term borrowings outstanding. TNMP had no borrowings from PNMR at December 31, 2019 and no borrowings at February 21, 2020. TNMP had outstanding borrowings of $0.1 million from PNMR at December 31, 2018. PNM had no borrowings from PNMR at December 31, 2019 and no borrowings at February 21, 2020. PNM had outstanding borrowings of $19.8 million from PNMR at December 31, 2018.

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
December 31, 2019, 2018 and 2017

be extended through October 2024, subject to approval by a majority of the lenders. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. In September 2017, the TNMP Revolving Credit Facility was extended to mature on September 23, 2022.
At January 1, 2017, PNM had a $50.0 million unsecured revolving credit facility (the “PNM 2014 New Mexico Credit Facility”) that was scheduled to expire on January 8, 2018. On December 12, 2017, PNM entered into a new $40.0 million unsecured revolving credit facility (the “PNM 2017 New Mexico Credit Facility”) by and among PNM, the lenders identified therein, U.S. Bank National Association, as Administrative Agent, and BOKF, NA dba Bank of Albuquerque, as Syndication Agent to replace the PNM 2014 New Mexico Credit Facility. The eight participating lenders are all banks that have a significant presence or are headquartered in New Mexico. The PNM 2017 New Mexico Credit Facility expires on December 12, 2022 and contains covenants and conditions similar to those in the PNM Revolving Credit Facility.

On February 26, 2018, PNMR Development entered into a revolving credit facility with Wells Fargo Bank, National Association, as lender, which allowed PNMR Development to borrow up to $24.5 million on a revolving credit basis and also provides for the issuance of letters of credit. On February 22, 2019, PNMR Development amended its $24.5 million revolving credit facility to increase the capacity to $25.0 million. On July 22, 2019, the PNMR Development Revolving Credit Facility was amended to increase the capacity to $40.0 million with the option to further increase the capacity to $50 million upon 15-days advance notice. On February 21, 2020, PNMR Development extended the revolving credit facility to expire on February 23, 2021. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities.

Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2019	2018
	(In thousands)
PNM:
PNM Revolving Credit Facility	$48,000	$32,400
PNM 2017 New Mexico Credit Facility	10,000	10,000
	58,000	42,400
TNMP Revolving Credit Facility	15,000	17,500
PNMR:
PNMR Revolving Credit Facility	112,100	20,000
PNMR 2018 One-Year Term Loan	—	150,000
PNMR Development Revolving Credit Facility	—	6,000
	$185,100	$235,900
In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $4.7 million, $2.5 million, and $0.1 million at December 31, 2019 that reduce the available capacity under their respective revolving credit facilities. In addition, PNMR had $30.3 million of letters of credit outstanding under the JPM LOC Facility. At December 31, 2019, interest rates on outstanding borrowings were 3.02% for the PNMR Revolving Credit Facility, 2.87% for the PNM Revolving Credit Facility, 2.84% for the PNM 2017 New Mexico Credit Facility, and 2.47% for the TNMP Revolving Credit Facility. There were no borrowings outstanding under the PNMR Development Revolving Credit Facility at December 31, 2019.

At February 21, 2020, PNMR, PNM, and TNMP had $151.5 million, $362.1 million, and $31.8 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. PNM also had $10.0 million of availability under the PNM 2017 New Mexico Credit Facility and PNMR Development had $40.0 million of availability under the PNMR Development Revolving Credit Facility. Total availability at February 21, 2020, on a consolidated basis, was $595.4 million for PNMR. At February 21, 2020, PNMR, PNM, and TNMP had invested cash of $0.9 million, zero, and zero.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Long-Term Debt

As discussed above, on January 18, 2019, PNM entered into the $250.0 million PNM 2019 Term Loan and used a portion of the proceeds under that agreement to repay the $200.0 million PNM 2017 Term Loan on that date. On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement under which an aggregate of $305.0 million of TNMP 2019 Bonds were issued on March 29, 2019 and July 1, 2019. TNMP used a portion of the proceeds from the TNMP 2019 Bonds to repay the $172.3 million 9.50% TNMP first mortgage bonds due on April 1, 2019. In accordance with GAAP, borrowings under the $200.0 million PNM 2017 Term Loan and the $172.3 million 9.50% TNMP first mortgage bonds are reflected as being long-term in the Consolidated Balance Sheets at December 31, 2018 since PNM and TNMP demonstrated their intent and ability to re-finance these agreements on a long-term basis.

Information concerning long-term debt outstanding and unamortized (premiums), discounts, and debt issuance costs is as follows:

	December 31, 2019		December 31, 2018
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
PNM Debt
Senior Unsecured Notes, Pollution Control Revenue Bonds:
1.875% due April 2033, mandatory tender - October 1, 2021	$146,000	$662	$146,000	$1,022
6.25% due January 2038	36,000	205	36,000	216
2.125% due June 2040, mandatory tender - June 1, 2022	37,000	224	37,000	314
5.20% due June 2040, mandatory tender - June 1, 2020	40,045	17	40,045	62
5.90% due June 2040	255,000	1,857	255,000	1,950
6.25% due June 2040	11,500	84	11,500	88
2.45% due September 2042, mandatory tender - June 1, 2022	20,000	85	20,000	119
2.40% due June 2043, mandatory tender - June 1, 2020	39,300	50	39,300	146
5.20% due June 2043, mandatory tender - June 1, 2020	21,000	10	21,000	31
Senior Unsecured Notes:
5.35% due October 2021	160,000	292	160,000	455
3.15% due May 2023	55,000	261	55,000	338
3.45% due May 2025	104,000	562	104,000	666
3.85% due August 2025	250,000	1,675	250,000	1,974
3.68% due May 2028	88,000	518	88,000	581
3.78% due August 2028	15,000	91	15,000	101
3.93% due May 2033	38,000	238	38,000	256
4.22% due May 2038	45,000	291	45,000	307
4.50% due May 2048	20,000	133	20,000	138
4.60% due August 2048	85,000	570	85,000	590
PNM 2017 Term Loan due January 2019	—	—	200,000	1
PNM 2019 $250.0 Million Term Loan due July 2020	250,000	—	—	—
PNM 2019 $40.0 Million Term Loan due June 2021	40,000
	1,755,845	7,825	1,665,845	9,355
Less current maturities	350,345	77	—	—
	1,405,500	7,748	1,665,845	9,355

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

	December 31, 2019		December 31, 2018
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
TNMP Debt
First Mortgage Bonds:
9.50% due April 2019	—	—	172,302	206
6.95% due April 2043	93,198	(16,632)	93,198	(17,347)
4.03% due July 2024	80,000	475	80,000	580
3.53% due February 2026	60,000	502	60,000	585
3.22% due August 2027	60,000	437	60,000	494
3.85% due June 2028	60,000	531	60,000	584
3.79% due March 2034	75,000	535	—	—
3.92% due March 2039	75,000	542	—	—
4.06% due March 2044	75,000	546	—	—
3.60% due July 2029	80,000	571	—	—
TNMP 2018 Term Loan due July 2020	—	—	35,000	—
	658,198	(12,493)	560,500	(14,898)
Less current maturities	—	—	—	—
	658,198	(12,493)	560,500	(14,898)
PNMR Debt
PNMR 3.25% 2018 SUNs due March 2021	300,000	917	300,000	1,690
PNMR Development Term Loan due November 2020	90,000	42	90,000	88
PNMR 2018 Two-Year Term Loan due December 2020	50,000	—	50,000	—
PNMR 2019 Term Loan due June 2021	150,000	35	—	—
	590,000	994	440,000	1,778
Less current maturities	140,000	—	—	—
	450,000	994	440,000	1,778
Total Consolidated PNMR Debt	3,004,043	(3,674)	2,666,345	(3,765)
Less current maturities	490,345	77	—	—
	$2,513,698	$(3,751)	$2,666,345	$(3,765)

Reflecting mandatory tender dates, long-term debt maturities as of December 31, 2019 are follows:

	PNMR	PNM	TNMP	PNMR Consolidated
	(In thousands)
2020	$140,000	$350,345	$—	$490,345
2021	450,000	346,000	—	796,000
2022	—	57,000	—	57,000
2023	—	55,000	—	55,000
2024	—	—	80,000	80,000
Thereafter	—	947,500	578,198	1,525,698
Total	$590,000	$1,755,845	$658,198	$3,004,043

(8)	Lease Commitments

The Company enters into various lease agreements to meet its business needs and to satisfy the needs of its customers. Historically, the Company’s leases were classified as operating leases and included leases for generating capacity from PVNGS Units 1 and 2, certain rights-of-way agreements for transmission lines and facilities, vehicles and equipment necessary to construct and maintain the Company’s assets, and building and office equipment. In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842) to provide guidance on the recognition, measurement, presentation, and disclosure of leases. Among other things, ASU 2016-02 requires that all leases be recorded on the balance sheets by recognizing a present value liability for future cash

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

flows of the lease agreement and a corresponding right-of-use asset. The Company adopted Topic 842 on January 1, 2019, its required effective date. The Company elected to use many of the practical expedients available upon adoption of the standard. As a result, the Company will continue to classify its leases existing as of December 31, 2018 as operating leases until they expire or are modified. In addition, the Company elected the practical expedient to not reevaluate the accounting for land easements and rights-of-way agreements existing at December 31, 2018. The Company also elected the use of the practical expedient to apply the requirements of the new standard on its effective date and has not restated prior periods to conform to the new guidance. Adoption of the lease standard has a material impact on the Company’s Consolidated Balance Sheets but does not have a material impact on the Consolidated Statements of Earnings or the Consolidated Statements of Cash Flows.

Effective January 1, 2019, the Company accounts for contracts that convey the use and control of identified assets for a period of time as leases. The Company classifies leases as operating or financing by evaluating the terms of the lease agreement. Agreements under which the Company is likely to utilize substantially all of the economic value or life of the asset or that the Company is likely to own at the end of the lease term, either through purchase or transfer of ownership, are classified as financing leases. Leases not meeting these criteria are accounted for as operating leases. Agreements under which the Company is a lessor are insignificant. Leases with terms that are expected to exceed one year are recognized on the Company’s Consolidated Balance Sheets by recording a lease liability and corresponding right-of-use asset. PNMR, PNM, and TNMP determine present value for their leases using their incremental borrowing rates at the commencement date of the lease or, when readily available, the rate implicit in the agreement. In most cases the implicit interest rate is not available in the Company’s lease agreements. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Consolidated Statements of Earnings.

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

The terms of each of the extended leases do not provide for additional renewal options beyond their currently scheduled expiration dates. PNM has the option to purchase the assets underlying each of the extended leases at their fair market value or to return the lease interests to the lessors on the expiration dates. Under the terms of the extended leases, PNM had until January 15, 2020 for the Unit 1 leases and has until January 15, 2021 for the Unit 2 lease to provide notices to the lessors of PNM’s intent to exercise the purchase options or to return the leased assets to the lessors. On January 3, 2020, PNM executed 60-day waivers of the deadline to provide notice of its intent to purchase or return the assets underlying the PVNGS Unit 1 leases. Under the waivers, PNM is required to provide notice by March 16, 2020. The waivers did not impact the PVNGS Unit 1 leases’ current January 15, 2023 expiration dates. PNM’s elections are independent for each lease and are irrevocable. In the proceeding addressing PNM’s 2017 IRP (Note 17), PNM agreed to promptly notify the NMPRC of a decision to extend the Unit 1 or 2 leases, or to exercise its option to purchase the leased assets at fair market value upon the expiration of leases. If PNM elects to exercise its purchase option under any of the leases, the leases provide an appraisal process to determine fair market value. If PNM elects to return the assets underlying the extended leases, PNM will retain certain obligations related to PVNGS, including costs to decommission the facility. PNM is depreciating its capital improvements related to the extended leases using NMPRC approved rates through the end of the NRC license period for each unit, which expire in June 2045 for Unit 1 and in June 2046 for Unit 2. Whether PNM retains or returns the assets underlying the extended leases, PNM will seek to recover its undepreciated investments, and any amounts paid to purchase the assets, as well as any other obligations related to PVNGS from NM retail customers. Any transfer of the assets underlying the leases will be required to comply with NRC licensing requirements.

See Note 17 for information concerning the NMPRC’s treatment of PNM’s purchase of assets underlying 64.1 MW and extension of 114.6 MW of leased capacity in PVNGS Unit 2, the NM Supreme Court’s decision regarding PNM’s appeal of certain matters in the NM 2015 Rate Case, as well as information concerning a joint petition to investigate PNM’s option to purchase additional assets underlying the extended leased capacity in PVNGS.

Covenants in PNM’s PVNGS Units 1 and 2 lease agreements limit PNM’s ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the leased interests. If such an event had occurred as of December 31, 2019, amounts due to the lessors under the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

circumstances described above would be up to $157.6 million, payable on January 15, 2020 in addition to the scheduled lease payments due on January 15, 2020. In such event, PNM would record the acquired assets at the lower of their fair value or the amount paid. Furthermore, the NRC places restrictions on the ownership of nuclear generating facilities. These restrictions could limit the transfer of ownership should PNM decide to return the assets underlying all or a portion of its current leased interests in PVNGS. In the event PNM decides to return these interests to the lessors, and a qualified buyer cannot be identified, PNM may be required to retain all of a portion of its existing leased capacity in PVNGS or be exposed to other claims for damages by the lessors.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Consolidated Statement of Earnings over their term. As of December 31, 2019 and 2018, the unamortized balance of these rights-of-ways was $60.2 million and $63.0 million. During the years ended December 31, 2019, 2018, and 2017, PNM recognized amortization expense associated with these agreements of $3.7 million, $3.8 million, and $3.5 million.

Fleet Vehicles and Equipment

As of December 31, 2018, all of the Company’s leases of fleet vehicles and equipment were classified as operating leases. Historically, the Company has utilized substantially all of the economic value of its fleet and equipment leases by the end of the lease term. The Company generally has the contractual ability to return its fleet vehicle and equipment leases to the lessor after one year provided the lessor can recover remaining amounts owed under the agreement from third-parties or through make-whole provisions in the contract but does not typically exercise this right. As a result, fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. The Company has elected to combine these fees with the lease components of the agreement. Certain of the Company’s fleet vehicle and equipment leases contain residual value guarantees. At December 31, 2019, residual value guarantees on fleet vehicle and equipment leases are $0.7 million, $1.2 million, and $1.9 million for PNM, TNMP, and PNMR.

Other

The Company holds a number of office space and office equipment leases. The Company’s current office space leases, all of which existed as of December 31, 2018, are classified as operating leases. These agreements include non-lease components for costs such as common area maintenance fees, which the Company has elected to combine with the lease component of the agreements. Certain of the Company’s office space leases are held between the Company’s consolidated subsidiaries and have been eliminated on consolidation. See Note 20. The Company’s office equipment leases are primarily for copiers and other graphics equipment. The Company classifies its office equipment leases existing as of December 31, 2018 as operating leases. Office equipment leases commencing on or after January 1, 2019 are classified as financing leases.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Information related to the Company’s operating leases recorded on the Consolidated Balance Sheets, including amounts recognized upon adoption of ASU 2016-02, is presented below:

	December 31, 2019			January 1, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$120,585	$9,954	$131,212	$143,816	$12,942	$157,440
Current portion of operating lease liabilities	25,927	2,753	29,068	21,589	3,132	25,189
Long-term portion of operating lease liabilities	97,992	7,039	105,512	124,891	9,787	135,174

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Consolidated Balance Sheets is presented below:

	December 31, 2019
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$4,857	$4,910	$10,028
Accumulated depreciation	(482)	(466)	(973)
Non-utility property, net	$4,375	$4,444	$9,055

Other current liabilities	$722	$850	$1,637
Other deferred credits	3,333	3,597	7,102

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	December 31, 2019
	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	6.70	4.10	6.49
Financing leases	5.64	5.54	5.54

Weighted average discount rate:
Operating leases	3.89%	3.95%	3.90%
Financing leases	3.68%	3.65%	3.64%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Information for the components of lease expense is as follows:

	Year Ended December 31, 2019
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost	$28,254	$3,341	$31,963
Less: amounts capitalized	(1,319)	(2,594)	(3,913)
Total operating lease expense	26,935	747	28,050
Financing lease cost:
Amortization of right-of-use assets	481	466	973
Interest on lease liabilities	92	100	194
Less: amounts capitalized	(280)	(423)	(704)
Total financing lease expense	293	143	463

Variable lease expense	96	—	96
Short-term lease expense	346	26	414
Total lease expense for the period	$27,670	$916	$29,023

Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31, 2019
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,392	$935	$27,849
Operating cash flows from financing leases	44	25	71
Finance cash flows from financing leases	183	109	313

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$143,816	$12,942	$157,816
Financing leases	4,473	4,910	9,645

Excluded from the operating and financing cash paid for leases above are $1.3 million and $0.3 million at PNM, $2.6 million and $0.4 million at TNMP, and $3.9 million and $0.7 million at PNMR. These capitalized costs are reflected as investing activities on the Company’s Consolidated Statements of Cash Flows for the twelve months ended December 31, 2019.

Future expected lease payments as of December 31, 2019 and December 31, 2018 are shown below:

	As of December 31, 2019
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
2020	$857	$27,028	$998	$3,078	$1,925	$30,660
2021	830	26,576	966	2,448	1,866	29,316
2022	803	26,266	934	1,996	1,807	28,473
2023	767	17,735	819	1,508	1,624	19,423
2024	505	7,908	648	877	1,153	8,833
Later years	723	34,466	526	765	1,249	35,489
Total minimum lease payments	4,485	139,979	4,891	10,672	9,624	152,194
Less: Imputed interest	430	16,060	444	880	885	17,614
Lease liabilities as of December 31, 2019	$4,055	$123,919	$4,447	$9,792	$8,739	$134,580

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

	Operating leases
	As of December 31, 2018
	PNM	TNMP	PNMR Consolidated
	(In thousands)
2019	$27,691	$3,664	$31,772
2020	27,000	3,102	30,404
2021	26,462	2,324	29,012
2022	26,217	1,795	28,175
2023	17,447	1,279	18,868
Later years	42,329	1,150	43,489
Total minimum lease payments	$167,146	$13,314	$181,720

The above tables include $8.7 million, $13.1 million, and $21.8 million for PNM, TNMP, and PNMR at December 31, 2019 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

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

PNM was exposed to market risk for its share of PVNGS Unit 3 through December 31, 2017, at which time PVNGS Unit 3 became a jurisdictional resource to serve New Mexico retail customers. Beginning January 1, 2018, PNM is exposed to market risk for its 65 MW interest in SJGS Unit 4, which is held as merchant plant as ordered by the NMPRC (Note 16). PNM has entered into agreements to sell power from 36 MW of that capacity to a third party at a fixed price for the period January 1, 2018 through May 31, 2022, subject to certain conditions. Under these agreements, PNM is obligated to deliver 36 MW of power only when SJGS Unit 4 is operating.  These agreements are not considered derivatives because there is no notional amount due to the unit-contingent nature of the transactions.

PNM and Tri-State have a hazard sharing agreement that expires in May 2022. Under this agreement, each party sells the other party 100 MW of capacity and energy from a designated generation resource on a unit contingent basis, subject to certain performance guarantees.  Both the purchases and sales are made at the same market index price.  This agreement serves to reduce the magnitude of each party’s single largest generating hazard and assists in enhancing the reliability and efficiency of their respective operations. PNM passes the sales and purchases through to customers under PNM’s FPPAC. See Note 17.

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
December 31, 2019, 2018 and 2017

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the years ended December 31, 2019, 2018, and 2017, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges, are presented in the following line items on the Consolidated Balance Sheets:

	Economic Hedges
	December 31,
	2019	2018
	(In thousands)
Other current assets	$1,089	$1,083
Other deferred charges	1,507	2,511
	2,596	3,594
Other current liabilities	(1,089)	(1,177)
Other deferred credits	(1,507)	(2,511)
	(2,596)	(3,688)
Net	$—	$(94)
Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the above table are equal amounts of assets and liabilities aggregating $2.6 million at December 31, 2019 and $3.6 million at December 31, 2018 resulting from PNM’s hazard sharing arrangements with Tri-State (Note 17). The hazard sharing arrangements are net-settled upon delivery. Other amounts that could be offset under master netting agreements were immaterial.
At December 31, 2019 and 2018, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at December 31, 2019 and 2018, amounts posted as cash collateral under margin arrangements were $0.5 million and $1.0 million. At December 31, 2019 and 2018, obligations to return cash collateral were $0.9 million and $1.0 million. Cash collateral amounts are included in other current assets and other current liabilities on the Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. There were no amounts hedged under this plan as of December 31, 2019 or 2018.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The following table presents the effect of mark-to-market commodity derivative instruments on PNM’s earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Electric operating revenues	$97	$(50)	$5,151
Cost of energy	(97)	(52)	(5,386)
Total gain (loss)	$—	$(102)	$(235)

Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
December 31, 2019	—	—
December 31, 2018	100,000	—

PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At December 31, 2019 and 2018, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 16. At December 31, 2019 and 2018, the fair value of investment securities included $336.0 million and $287.1 million for the NDT and $52.8 million and $41.1 million for the coal mine reclamation trusts.

Prior to 2018, PNM classified all debt and equity investments held in the NDT and coal mine reclamation trusts as available-for-sale securities. Unrealized losses on these securities were recorded immediately through earnings and unrealized gains were recorded in AOCI until the securities were sold. On January 1, 2018, PNM recorded an after-tax cumulative effect adjustment of $11.2 million to reclassify unrealized holding gains on equity securities held in the NDT and coal mine reclamation trusts from AOCI to retained earnings on the Consolidated Balance Sheets. After January 1, 2018, all gains and losses resulting from sales and changes in the fair value of equity securities are recognized in earnings. Under ASU 2016-01, the Company’s accounting for available-for-sale debt securities remains essentially unchanged. See Note 1 for investment accounting policies and discussion of New Accounting Pronouncements regarding ASU 2016-13.

Gains and losses recognized on the Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Year ended December 31,
	2019	2018
	(In thousands)
Equity securities:
Net gains from equity securities sold	$5,698	$4,864
Net gains (losses) from equity securities still held	18,319	(10,523)
Total net gains (losses) on equity securities	24,017	(5,659)
Available-for-sale debt securities:
Net gains (losses) on debt securities	5,572	(11,517)
Net gains (losses) on investment securities	$29,589	$(17,176)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $3.0 million, $(9.4) million, and $3.3 million for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Proceeds from sales	$494,528	$984,533	$637,492
Gross realized gains	$25,760	$19,358	$36,896
Gross realized (losses)	$(17,453)	$(16,624)	$(12,993)

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

At December 31, 2019, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$20,148
After 1 year through 5 years	80,052
After 5 years through 10 years	84,603
After 10 years through 15 years	13,090
After 15 years through 20 years	11,950
After 20 years	39,975
$249,818

Fair Value Disclosures

The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the year ended December 31, 2018. See New Accounting Pronouncements in Note 1.

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. Level 3 investments at December 31, 2018 were comprised of corporate term loans. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The significant unobservable inputs include the trading multiples of public companies that are considered comparable to the company being valued, company specific issues, estimates of liquidation value, current operating performance and future expectations of performance, changes in market outlook and the financing environment, capitalization rates, discount rates, and cash flows. The Company has no Level 3 investments as of December 31, 2019. Management of the Company independently verifies the information provided by pricing services.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Items recorded at fair value by PNM on the Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale securities.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized Gains
	(In thousands)
December 31, 2019
Cash and cash equivalents	$15,606	$15,606	$—	$—
Equity securities:
Corporate stocks, common	64,527	64,527	—	—
Corporate stocks, preferred	9,033	2,212	6,821	—
Mutual funds and other	49,848	49,786	62	—
Available-for-sale debt securities:
U.S. government	48,439	31,389	17,050	—	$535
International government	15,292	—	15,292	—	1,193
Municipals	46,642	—	46,642	—	1,768
Corporate and other	139,445	187	139,258	—	10,801
	$388,832	$163,707	$225,125	$—	$14,297

Commodity derivative assets	$2,596	$—	$2,596	$—
Commodity derivative liabilities	(2,596)	—	(2,596)	—
Net	$—	$—	$—	$—

December 31, 2018
Cash and cash equivalents	$11,472	$11,472	$—	$—
Equity securities:
Corporate stocks, common	32,997	32,997	—	—
Corporate stocks, preferred	7,258	1,654	5,604	—
Mutual funds and other	70,777	70,777	—	—
Available-for-sale debt securities:
U.S. government	29,503	18,662	10,841	—	$1,098
International government	8,435	—	8,435	—	90
Municipals	53,642	—	53,642	—	489
Corporate and other	114,158	588	111,414	2,156	923
	$328,242	$136,150	$189,936	$2,156	$2,600

Commodity derivative assets	$3,594	$—	$3,594	$—
Commodity derivative liabilities	(3,688)	—	(3,688)	—
Net	$(94)	$—	$(94)	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

A reconciliation of the changes in Level 3 fair value measurements is as follows:

Corporate debt
(In thousands)
Balance at December 31, 2017	$—
Actual return on assets sold during the period	(38)
Actual return on assets still held at period end	(107)
Purchases	5,539
Sales	(3,238)
Balance at December 31, 2018	2,156
Actual return on assets sold during the period	(84)
Actual return on assets still held at period end	56
Purchases	3,110
Sales	(5,238)
Balance at December 31, 2019	$—

The carrying amounts and fair values of long-term debt, which are not recorded at fair value on the Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019	(In thousands)
PNMR	$3,007,717	$3,142,704	$—	$3,142,074	$—
PNM	$1,748,020	$1,795,149	$—	$1,795,149	$—
TNMP	$670,691	$753,317	$—	$753,317	$—

December 31, 2018
PNMR	$2,670,111	$2,703,810	$—	$2,703,810	$—
PNM	$1,656,490	$1,668,736	$—	$1,668,736	$—
TNMP	$575,398	$597,236	$—	$597,236	$—

The carrying amount and fair value of the Company’s other investments presented on the Consolidated Balance Sheets are not material and not shown in the above table.
Investments Held by Employee Benefit Plans
As discussed in Note 11, PNM and TNMP have trusts that hold investment assets for their pension and other postretirement benefit plans. The fair value of the assets held by the trusts impacts the determination of the funded status of each plan but the assets are not reflected on the Company’s Consolidated Balance Sheets. Both the PNM Pension Plan and the TNMP Pension Plan hold units of participation in the PNM Resources, Inc. Master Trust (the “PNMR Master Trust”), which was established for the investment of assets of the pension plans. The Company’s investment allocation targets in 2019 consist of 30% equities, 20% alternative investments (both of which are considered return generating), and 50% fixed income.
GAAP provides a practical expedient that allows the net asset value per share to be used as fair value for investments in certain entities that do not have readily determinable fair values and are considered to be investment companies.  Fair values for alternative investments held by the PNMR Master Trust are valued using this practical expedient. Under GAAP, investments for which fair value is measured using that practical expedient are not required to be categorized within the fair value hierarchy. Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For level 2 fair values, the pricing provider predominately uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value as of year-end. Level 3 investments at December 31, 2018 were comprised of corporate term loans. Fair value prices for Level 2 corporate term loans predominately use the market approach which uses bid side market values based upon hierarchy information for specific securities or securities with similar characteristics. Alternative investments include private equity funds, hedge funds,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

and real estate funds. The private equity funds are not voluntarily redeemable. These investments are realized through periodic distributions occurring over a 10 to 15 years term after the initial investment. The real estate funds and hedge funds may be voluntarily redeemed but are subject to redemption provisions that may result in the funds not being redeemable in the near term. Audited financial statements are received for each fund and are reviewed by the Company annually.
The valuation of Level 3 investments and alternative investments requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The significant unobservable inputs include the trading multiples of public companies that are considered comparable to the company being valued, company specific issues, estimates of liquidation value, current operating performance and future expectations of performance, changes in market outlook and the financing environment, capitalization rates, discount rates, and cash flows. Neither the employee benefit plans nor the PNMR Master Trust have any Level 3 investments as of December 31, 2019.
The fair values of investments held by the employee benefit plans are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019		(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$445,984	$152,158	$293,826	$—
Uncategorized investments	86,675
Total Master Trust Investments	$532,659

TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$49,353	$17,335	$32,018	$—
Uncategorized investments	9,974
Total Master Trust Investments	$59,327

PNM OPEB Plan
Cash and cash equivalents	$1,022	$1,022	$—	$—
Equity securities:
Mutual funds	85,727	39,361	46,366	—
	$86,749	$40,383	$46,366	$—
TNMP OPEB Plan
Cash and cash equivalents	$275	$275	$—	$—
Equity securities:
Mutual funds	10,635	4,075	6,560	—
	$10,910	$4,350	$6,560	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The fair values of investments in the PNMR Master Trust are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019	(In thousands)
PNMR Master Trust
Cash and cash equivalents	$19,982	$19,982	$—	$—
Equity securities:
Corporate stocks, common	68,497	68,497	—	—
Corporate stocks, preferred	825	—	825	—
Mutual funds and other	172,326	—	172,326	—
Fixed income securities:
U.S. government	90,970	81,014	9,956	—
International government	5,411	—	5,411	—
Municipals	6,980	—	6,980	—
Corporate and other	130,346	—	130,346	—
Total investments categorized within fair value hierarchy	495,337	$169,493	$325,844	$—
Uncategorized investments:
Private equity funds	15,827
Hedge funds	47,618
Real estate funds	33,204
	$591,986
December 31, 2018
PNMR Master Trust
Cash and cash equivalents	$20,120	$20,120	$—	$—
Equity securities:
Corporate stocks, common	54,270	54,270	—	—
Corporate stocks, preferred	874	—	874	—
Mutual funds and other	143,517	—	143,517	—
Fixed income securities:
U.S. government	84,459	80,482	3,977	—
International government	5,721	—	5,721	—
Municipals	9,558	—	9,558	—
Corporate and other	139,554	(50)	139,283	321
Total investments categorized within fair value hierarchy	458,073	$154,822	$302,930	$321
Uncategorized investments:
Private equity funds	18,021
Hedge funds	45,589
Real estate funds	22,642
	$544,325

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	Fixed Income - Corporate
PNMR Master Trust	PNM Pension	TNMP Pension	Total Master Trust
	(In thousands)
Balance at December 31, 2017	$191	$21	$212
Actual return on assets sold during the period	(7)	(1)	(8)
Actual return on assets still held at period end	(1)	—	(1)
Purchases	192	23	215
Sales	(87)	(10)	(97)
Balance at December 31, 2018	288	33	321
Actual return on assets sold during the period	(48)	(5)	(53)
Actual return on assets still held at period end	—	—	—
Purchases	133	15	148
Sales	(373)	(43)	(416)
Balance at December 31, 2019	$—	$—	$—

(10)	Variable Interest Entities
GAAP determines how an enterprise evaluates and accounts for its involvement with variable interest entities, focusing primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity (“VIE”). GAAP also requires continual reassessment of the primary beneficiary of a VIE.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the years ended December 31, 2019, 2018, and 2017, PNM paid $19.9 million, $19.6 million, and $19.6 million for fixed charges and $1.2 million, $1.4 million, and $1.3 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.
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
Summarized financial information for Valencia is as follows:

Results of Operations
	Year Ended December 31
	2019	2018	2017
	(In thousands)
Operating revenues	$21,073	$21,025	$20,887
Operating expenses	(6,832)	(5,913)	(5,870)
Earnings attributable to non-controlling interest	$14,241	$15,112	$15,017

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Financial Position
	December 31,
	2019	2018
	(In thousands)
Current assets	$5,094	$2,684
Net property, plant and equipment	58,581	62,066
Total assets	63,675	64,750
Current liabilities	623	538
Owners’ equity – non-controlling interest	$63,052	$64,212

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 16, PNM purchases coal for SJGS under a coal supply agreement (“SJGS CSA”). That section includes information on the acquisition of SJCC by WSJ, a subsidiary of Westmoreland Coal Company (“Westmoreland”), on January 31, 2016, as well as the $125.0 million loan (the “Westmoreland Loan”) from NM Capital, a subsidiary of PNMR, to WSJ, which loan provided substantially all of the funds required for the purchase of SJCC. On May 22, 2018, the full principal outstanding under the Westmoreland Loan was repaid. NM Capital used a portion of the proceeds to repay all remaining amounts owed under the BTMU Term Loan. These payments effectively terminated the loan agreements and PNMR’s guarantee of NM Capital’s obligations under the BTMU Term Loan. Prior to its repayment, the Westmoreland Loan resulted in PNMR being considered to have a variable interest in WSJ, including its subsidiary, SJCC, since PNMR and NM Capital were subject to possible loss in the event of default of WSJ.

On October 9, 2018, Westmoreland filed a Current Report on Form 8-K with the SEC announcing it had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 15, 2019, Westmoreland emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, the assets of SJCC were sold to Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of WSJ including obligations to PNM under the SJGS CSA and to PNMR under a letter of credit support agreement. See Note 16.

PNMR issued $30.3 million in letters of credit to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. As discussed above, WSJ LLC assumed the rights and obligations of SJCC, including obligations to PNMR for the letters of credit. The letters of credit support results in PNMR having a variable interest in WSJ LLC since PNMR is subject to possible loss in the event performance by PNMR is required under the letters of credit support. PNMR considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that WSJ LLC performs the required reclamation of the mine site in accordance with applicable regulations and all reclamation costs are reimbursable under the SJGS CSA. Also, much of the mine reclamation activities will not be performed until after the expiration of the SJGS CSA. In addition, each of the SJGS participants has established and actively fund trusts to meet future reclamation obligations.

WSJ LLC is considered to be a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA, which was assumed by WSJ LLC pursuant to the March 15, 2019 purchase of the assets owned by SJCC by WSJ LLC, is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support constitute PNMR’s maximum exposure to loss from the VIE at December 31, 2019.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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
The Company maintains trust funds for the pension and OPEB plans from which benefits are paid to eligible employees and retirees. The Company’s funding policy is to make contributions to the trusts, as determined by an independent actuary, that comply with minimum guidelines of the Employee Retirement Income Security Act and the IRC. Information concerning the investments is contained in Note 9. The Company has in place a policy that defines the investment objectives, establishes performance goals of asset managers, and provides procedures for the manner in which investments are to be reviewed. The plans implement investment strategies to achieve the following objectives:

•
Implement investment strategies commensurate with the risk that the Corporate Investment Committee deems appropriate to meet the obligations of the pension plans and OPEB plans, minimize the volatility of expense, and account for contingencies

•	Transition asset mix over the long-term to a higher proportion of high-quality fixed income investments as the plans’ funded statuses improve

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

In March 2017, the FASB issued Accounting Standards Update 2017-07 - Compensation - Retirement Benefits (Topic 715) to improve the presentation of net periodic pension and other postretirement benefit costs. Prior to ASU 2017-07, the Company presented all of its net periodic benefit costs, net of amounts capitalized to construction and other accounts, as administrative and general expenses on its statements of earnings. ASU 2017-07 requires the service cost component of net benefit costs be presented in the same line item or items as employees’ compensation. The other components of net periodic benefit cost (the “non-service cost components”) are required to be presented separately from the service cost component and outside of operating income. ASU 2017-07 also limits capitalization of net periodic benefit costs to only the service cost component. ASU 2017-07 requires retrospective presentation of the service and non-service cost components of net periodic benefit costs in the income statement and prospective application regarding the capitalization of only the service cost component of net periodic benefit costs. The Company adopted ASU 2017-07 as of January 1, 2018, its required effective date. In accordance with the standard, the PNM and PNMR Consolidated Statements of Earnings reflect a reclassification from administrative and general expenses to other (deductions) for the non-service cost components of net periodic benefit costs in the amount of $8.6 million, net of amounts capitalized prior to the adoption of the standard, in the year ended December 31, 2017. The non-service components of TNMP’s

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

net periodic benefit costs in 2017 were insignificant. The Company believes PNM and TNMP can continue to capitalize the non-service cost components of net periodic benefit costs as regulatory assets and liabilities to the extent attributable to regulated operations. See Note 13. See New Accounting Pronouncements in Note 1 regarding updates to disclosure requirements that will be effective in future periods.

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

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(In thousands)
PBO at beginning of year	$564,258	$623,983	$60,587	$68,423
Service cost	—	—	—	—
Interest cost	25,175	24,270	2,686	2,625
Actuarial (gain) loss	61,151	(41,025)	7,889	(5,216)
Benefits paid	(44,839)	(42,970)	(5,588)	(5,245)
PBO at end of year	605,745	564,258	65,574	60,587
Fair value of plan assets at beginning of year	489,978	562,016	55,074	63,499
Actual return on plan assets	86,328	(29,068)	9,881	(3,180)
Employer contributions	—	—	—	—
Benefits paid	(44,839)	(42,970)	(5,588)	(5,245)
Fair value of plan assets at end of year	531,467	489,978	59,367	55,074
Funded status – asset (liability) for pension benefits	$(74,278)	$(74,280)	$(6,207)	$(5,513)

Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Discount rates	$66,108	$(34,769)	$8,006	$(4,278)
Demographic experience	(732)	431	394	(301)
Mortality rate	(4,225)	(6,966)	(296)	(705)
Other assumptions and experience	—	279	(215)	68
	$61,151	$(41,025)	$7,889	$(5,216)

The following table presents pre-tax information about net actuarial (gain) loss in AOCI as of December 31, 2019.

	PNM	TNMP
	(In thousands)
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$150,274	$—
Experience (gain) loss	8,926	1,877
Regulatory asset (liability) adjustment	(5,539)	(1,877)
Amortization recognized in net periodic benefit cost (income)	(7,270)	—
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at end of year	$146,391	$—
Amortization expected to be recognized in 2020	$8,131	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	25,175	24,270	26,908
Expected return on plan assets	(34,103)	(34,686)	(33,803)
Amortization of net (gain) loss	15,518	16,348	16,006
Amortization of prior service cost	(965)	(965)	(965)
Net periodic benefit cost	$5,625	$4,967	$8,146
TNMP
Service cost	$—	$—	$—
Interest cost	2,686	2,625	2,887
Expected return on plan assets	(3,868)	(3,963)	(3,779)
Amortization of net (gain) loss	941	1,088	923
Amortization of prior service cost	—	—	—
Net periodic benefit cost (income)	$(241)	$(250)	$31

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost (income). Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost (income) would be affected.

	Year Ended December 31,
PNM	2019	2018	2017
Discount rate for determining December 31 PBO	3.42%	4.65%	4.05%
Discount rate for determining net periodic benefit cost (income)	4.65%	4.05%	4.51%
Expected return on plan assets	6.86%	6.54%	6.40%
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	3.46%	4.63%	4.01%
Discount rate for determining net periodic benefit cost (income)	4.63%	4.01%	4.49%
Expected return on plan assets	6.90%	6.57%	6.40%
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2020 net periodic benefit cost to increase $5.0 million and $0.6 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP pension plans was 18.5% and 18.9% for the year ended December 31, 2019.

The Company’s long-term pension investment strategy is to invest in assets whose interest rate sensitivity is correlated with the pension liability. The Company uses an investment strategy, known as Liability Driven Investing, that increases the liability matching investments as the funded status of the pension plans improve. The Company’s investment allocation targets consist of 30% equities, 20% alternative investments (both of which are considered return generating), and 50% fixed income. Equity investments are primarily in domestic securities that include large-, mid-, and small-capitalization companies. The pension plans have a 7% targeted allocation to equities of companies domiciled primarily in developed countries outside of the U.S. The equity investments category includes actively managed international and domestic equity securities that are benchmarked against a variety of style indices. Fixed income investments are primarily corporate bonds of companies from diversified industries and government securities. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The hedge funds and private equity funds are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The hedge funds pursue various absolute return strategies such as relative value, long-short equity,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

and event driven. Private equity fund strategies include mezzanine financing, buy-outs, and venture capital. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property and multi-family housing. See Note 9 for fair value information concerning assets held by the pension plans.

The following pension benefit payments are expected to be paid:

	PNM	TNMP
	(In thousands)
2020	$46,600	$5,321
2021	45,636	5,244
2022	44,702	5,111
2023	43,595	4,895
2024	42,637	4,652
2025 - 2029	193,885	20,846

Based on current law, funding requirements, and estimates of portfolio performance, the Company does not expect to make any cash contributions to the pension plans in 2020 or 2021. PNM and TNMP expect to contribute $4.6 million and zero to the PNM and TNMP pension plans in 2022, $19.1 million and $1.1 million in 2023, and $19.0 million and $2.8 million in 2024. The funding assumptions were developed using discount rates of 3.4% to 3.5%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rates. PNM and TNMP may make additional contributions at their discretion.
Other Postretirement Benefit Plans
For postretirement benefit plans, the APBO is the actuarial present value of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to date.
The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(In thousands)
APBO at beginning of year	$75,305	$89,897	$10,064	$12,279
Service cost	53	83	50	134
Interest cost	3,316	3,439	451	477
Participant contributions	2,131	2,390	316	174
Actuarial (gain) loss	2,587	(12,206)	1,004	(2,213)
Benefits paid	(8,271)	(8,298)	(650)	(787)
APBO at end of year	75,121	75,305	11,235	10,064
Fair value of plan assets at beginning of year	69,703	80,356	8,744	10,002
Actual return on plan assets	19,257	(7,669)	2,434	(988)
Employer contributions	3,580	2,924	—	343
Participant contributions	2,131	2,390	316	174
Benefits paid	(8,271)	(8,298)	(650)	(787)
Fair value of plan assets at end of year	86,400	69,703	10,844	8,744
Funded status – asset (liability)	$11,279	$(5,602)	$(391)	$(1,320)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

As of December 31, 2019, the fair value of plan assets exceeds the APBO for PNM’s OPEB Plan and the resulting net asset is presented in other deferred charges on the Consolidated Balance Sheets.

Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Discount rates	$7,236	$(4,076)	$1,375	$(710)
Claims, contributions, and demographic experience	(4,022)	(3,174)	(311)	72
Assumed participation rate	—	(4,040)	—	(1,461)
Mortality rate	(627)	(916)	(60)	(114)
	$2,587	$(12,206)	$1,004	$(2,213)

In the year ended December 31, 2019, actuarial gains of $11.4 million were recorded as adjustments to regulatory assets for the PNM OPEB plan. For the TNMP OPEB plan, actuarial gains of $0.9 million were recorded as adjustments to regulatory liabilities.

The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
PNM
Service cost	$53	$83	$96
Interest cost	3,316	3,439	4,025
Expected return on plan assets	(5,278)	(5,414)	(5,230)
Amortization of net (gain) loss	675	2,354	3,682
Amortization of prior service credit	(397)	(1,664)	(1,663)
Net periodic benefit cost (income)	$(1,631)	$(1,202)	$910
TNMP
Service cost	$50	$134	$143
Interest cost	451	477	556
Expected return on plan assets	(517)	(542)	(456)
Amortization of net (gain) loss	(444)	(227)	(79)
Amortization of prior service cost	—	—	—
Net periodic benefit cost (income)	$(460)	$(158)	$164

The following significant weighted-average assumptions were used to determine the APBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the APBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2019	2018	2017
Discount rate for determining December 31 APBO	3.42%	4.63%	4.00%
Discount rate for determining net periodic benefit cost	4.63%	4.00%	4.47%
Expected return on plan assets	7.20%	7.42%	7.50%
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 APBO	3.42%	4.63%	4.00%
Discount rate for determining net periodic benefit cost	4.63%	4.00%	4.47%
Expected return on plan assets	5.80%	5.86%	5.40%
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates), and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2020 net periodic benefit cost to increase $0.8 million and $0.1 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP OPEB plans was 28.1% and 28.4% for the year ended December 31, 2019.
The following table shows the assumed health care cost trend rates for the PNM OPEB plan:

	PNM
	December 31,
	2019	2018
Health care cost trend rate assumed for next year	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2026	2026

The following table shows the impact of a one-percentage-point change in assumed health care cost trend rates:

	PNM
	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$55	$(77)
Effect on APBO	$1,310	$(1,744)

TNMP’s exposure to cost increases in the OPEB plan is minimized by a provision that limits TNMP’s share of costs under the plan. Costs of the plan in excess of the limit, which was reached at the end of 2001, are wholly borne by the participants. As a result, a one-percentage-point change in assumed health care cost trend rates would have no effect on either the net periodic expense or the year-end APBO. Effective January 1, 2018, the PNM OPEB plan was amended to limit the annual increase in the Company’s costs to 5%. Increases in excess of the limit are born by the PNM OPEB plan participants.
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
The following OPEB payments, which reflect expected future service and are net of participant contributions, are expected to be paid:

	PNM	TNMP
	(In thousands)
2020	$6,770	$647
2021	6,584	670
2022	6,216	695
2023	6,017	709
2024	5,755	719
2025 - 2029	24,122	3,497

PNM and TNMP made no cash contributions to the OPEB trusts in 2019 or 2018 and PNM and TNMP do not expect to make cash contributions to the OPEB trusts in 2020-2024. However, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the PNM OPEB plan. Payments by PNM on behalf of the PNM OPEB plan are expected to be $3.7 million in 2020 and $13.5 million in 2021-2024.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Executive Retirement Programs
For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(In thousands)
PBO at beginning of year	$14,726	$16,117	$702	$771
Service cost	—	—	—	—
Interest cost	651	622	30	29
Actuarial (gain) loss	1,053	(508)	54	(4)
Benefits paid	(1,436)	(1,505)	(94)	(94)
PBO at end of year – funded status	14,994	14,726	692	702
Less current liability	1,434	1,627	91	141
Non-current liability	$13,560	$13,099	$601	$561

The following table presents pre-tax information about net actuarial loss in AOCI as of December 31, 2019.

	December 31, 2019
	PNM	TNMP
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost at beginning of year	$2,086	$—
Experience (gain) loss	1,053	54
Regulatory asset (liability) adjustment	(611)	(54)
Amortization recognized in net periodic benefit cost (income)	(133)	—
Amount in AOCI not yet recognized in net periodic benefit cost at end of year	$2,395	$—
Amortization expected to be recognized in 2020	$169	$—

The following table presents the components of net periodic benefit cost:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	651	622	697
Amortization of net (gain) loss	318	359	313
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$969	$981	$1,010
TNMP
Service cost	$—	$—	$—
Interest cost	30	29	33
Amortization of net (gain) loss	15	15	9
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$45	$44	$42

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2019	2018	2017
Discount rate for determining December 31 PBO	3.44%	4.66%	4.05%
Discount rate for determining net periodic benefit cost	4.66%	4.05%	4.51%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	3.46%	4.63%	4.01%
Discount rate for determining net periodic benefit cost	4.63%	4.01%	4.49%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The impacts of changes in assumptions or experience were not significant.

Disbursements under the executive retirement program, funded by PNM and TNMP, which are considered to be contributions to the plan were $1.4 million and $0.1 million in the year ended December 31, 2019 and $1.5 million and $0.1 million for the year ended December 31, 2018. The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM	TNMP
	(In thousands)
2020	$1,459	$93
2021	1,424	90
2022	1,383	86
2023	1,335	82
2024	1,280	76
2025 - 2029	5,419	273

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

A summary of expenses for these other retirement plans is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
PNMR
401(k) plan	$16,097	$16,677	$16,452
Non-qualified plan	$4,551	$865	$3,702
PNM
401(k) plan	$11,587	$12,052	$12,120
Non-qualified plan	$3,384	$621	$2,834
TNMP
401(k) plan	$4,511	$4,625	$4,332
Non-qualified plan	$1,167	$244	$868

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

(12)	Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. The Company has not awarded stock options since 2010 and all employee stock options expired or were exercised in February 2020. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements.

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

Accounting for Stock Awards

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized to compensation expense over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements.

Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2019, 2018, and 2017 was $6.4 million, $7.1 million, and $6.2 million. Stock compensation expense of $4.2 million, $4.9 million, and $4.4 million was charged to PNM and $2.2 million, $2.2 million, and $1.8 million was charged to TNMP. At December 31, 2019, PNMR had unrecognized compensation expense related to stock awards of $3.5 million, which is expected to be recognized over an average of 1.52 years.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options, and a tax deduction for the value of restricted stock at the vesting date. GAAP requires that all excess tax benefits and deficiencies be recorded to tax expense and classified as operating cash flows when used to reduce taxes payable.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The Company adopted Accounting Standards Update 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on January 1, 2017, its required effective date. ASU 2016-09 requires that all excess tax benefits and deficiencies be recorded to tax expense and, to the extent affect taxes payable, be classified as cash flows from operating activities. As required by ASU 2016-09, PNMR recorded the excess tax benefits that were not recognized in prior years, due to its net operating loss position, as a cumulative effect adjustment of $10.4 million on January 1, 2017, increasing retained earnings and decreasing accumulated deferred income taxes on the Consolidated Balance Sheets.

	Year Ended December 31,
Excess Tax Benefits	2019	2018	2017
	(In thousands)
PNM	$559	$1,007	$1,708
TNMP	236	377	616
PNMR	795	1,384	2,324

TNMP used excess tax benefits to reduce income taxes payable and the benefit was reflected in cash flows from operating activities. The benefit of excess tax benefits at PNM and PNMR will be reflected in operating cash flows when they reduce income taxes payable.

The grant date fair value for restricted stock and stock awards with Company internal performance targets is determined based on the market price of PNMR common stock on the date of the agreements reduced by the present value of future dividends that will not be received prior to vesting. The grant date fair value is applied to the total number of shares that are anticipated to vest, although the number of performance shares that ultimately vest cannot be determined until after the performance periods end. The grant date fair value of stock awards with market targets is determined using Monte Carlo simulation models, which provide grant date fair values that include an expectation of the number of shares to vest at the end of the measurement period.

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Year Ended December 31,
Restricted Shares and Performance-Based Shares	2019	2018	2017
Expected quarterly dividends per share	$0.2900	$0.2650	$0.2425
Risk-free interest rate	2.47%	2.38%	1.50%

Market-Based Shares
Dividend yield	2.59%	2.96%	2.67%
Expected volatility	19.55%	19.12%	20.80%
Risk-free interest rate	2.51%	2.36%	1.54%
The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options:

	Restricted Stock		Stock Options
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	166,651	$32.93	81,000	$11.94
Granted	134,573	37.92	—	—
Exercised	(138,001)	31.44	(79,000)	11.93
Forfeited	(1,681)	39.61	—	—
Expired	—	—	—	—
Outstanding at December 31, 2019	161,542	$38.21	2,000	$12.22

PNMR’s current stock-based compensation program provides for performance and market targets through 2022. In February 2019, the Board approved amendments to exclude certain impacts of the Tax Act on performance metrics for the performance periods ending in 2018 and 2019. These amendments did not impact the Company’s calculation of grant date fair values under the plans but did increase actual achievement levels for the performance period ending in 2018 from below “threshold” levels to below “target” levels and anticipated achievement levels for the performance period ending in 2019 from below “target” levels to the “maximum” levels. As a result of these amendments for the year ended December 31, 2018, the Company recorded

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

additional pre-tax expense of $1.0 million, of which $0.7 million was allocated to PNM and $0.3 million was allocated to TNMP. Included as granted and exercised in the table above are 47,279 previously awarded shares that were earned for the 2016 - 2018 performance measurement period and ratified by the Board in February 2019 (based upon achieving market targets at below “threshold” levels, weighted at 40%, and performance targets at above “target” levels, together weighted at 60%). Excluded from the above table are 122,277 previously awarded shares that were earned for the 2017 - 2019 performance measurement period and ratified by the Board in February 2020 (based upon achieving market and performance targets at near “maximum” levels). Also excluded from the table above are 150,543 and 147,202 shares for the three-year performance periods ending in 2020 and 2021 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

Effective as of January 1, 2015, the Company entered into a retention award agreement with its then Executive Vice President and Chief Financial Officer under which he would receive awards of restricted stock if PNMR met specified performance targets at the end of 2016 and 2017 and he remained an employee of the Company. The retention award was made under the PEP and was approved by the Board on December 9, 2014. The specified performance target was achieved at the end of 2016 and the Board ratified him receiving $100,000 of PNMR common stock in February 2017 based on a market per share value of $36.30 on the grant date of March 3, 2017, or 2,754 shares. Similarly, if PNMR achieved the specified performance target for the period from January 1, 2015 through December 31, 2017, he was to receive $275,000 of PNMR common stock based on the market value per share on the grant date in early 2018. The specified performance target was achieved at the end of 2017 and the Board ratified him receiving $275,000 of PNMR common stock in February 2018 based on a market value per share of $35.85 on the grant date of March 2, 2018, or 7,670 shares.

In 2015, the Company entered into an additional retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive a total 53,859 shares of PNMR’s common stock if PNMR meets certain performance targets at the end of 2017 and 2019 and she remains an employee of the Company. The retention award was made under the PEP and was approved by the Board on February 26, 2015. The specified performance target was achieved at the end of 2017 and the Board ratified her receiving 17,953 shares in February 2018. The second portion of the 2015 agreement of 35,906 shares was achieved at the end of 2019 and the Board ratified her receiving the shares in February 2020. The above table does not include any restricted stock shares that remain unvested under this retention award agreement.

At December 31, 2019, the aggregate intrinsic value of stock options outstanding, all of which are exercisable, was less than $0.1 million. All the options were exercised or expired in February 2020. At December 31, 2019, no outstanding stock options had an exercise price greater than the closing price of PNMR common stock on that date.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Year Ended December 31,
Restricted Stock	2019	2018	2017
Weighted-average grant date fair value	$37.92	$29.65	$23.06
Total fair value of restricted shares that vested (in thousands)	$6,246	$8,558	$5,747

Stock Options
Total intrinsic value of options exercised (in thousands)	$2,617	$3,117	$2,234

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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

	PNM		TNMP
	December 31,		December 31,
	2019	2018	2019	2018
Assets:	(In thousands)
Current:
FPPAC	$7,373	$4,104	$—	$—
Energy efficiency costs	—	430	—	—
	7,373	4,534	—	—
Non-Current:
CTC, including carrying charges	—	—	7,412	17,744
Coal mine reclamation costs(3)	13,995	19,915	—	—
Deferred income taxes	66,296	63,369	8,997	9,309
Loss on reacquired debt	19,426	21,085	30,212	31,510
Pension and OPEB(1)	214,771	227,400	27,947	26,972
Shutdown of SJGS Units 2 and 3	113,508	119,785	—	—
Hurricane recovery costs(2)	—	—	1,041	1,551
AMS surcharge	—	—	25,015	31,435
AMS retirement and other costs	—	—	15,542	16,489
Renewable energy costs	643	—	—	—
Other	6,828	9,349	5,297	3,017
	435,467	460,903	121,463	138,027
Total regulatory assets	$442,840	$465,437	$121,463	$138,027

Liabilities:
Current:
Renewable energy rider	$—	$(4,475)	$—	$—
Other	(371)	(1,500)	(134)	(3,471)
	(371)	(5,975)	(134)	(3,471)
Non-Current:
Cost of removal	(271,025)	(263,597)	(46,091)	(29,637)
Deferred income taxes	(374,122)	(407,978)	(131,871)	(143,745)
PVNGS ARO	(11,341)	(18,397)	—	—
Renewable energy tax benefits	(19,069)	(20,226)	—	—
Accelerated depreciation SNCRs	(7,758)	(3,690)	—	—
Pension and OPEB	—	—	(4,775)	(3,940)
Other	(83)	(83)	(108)	(136)
	(683,398)	(713,971)	(182,845)	(177,458)
Total regulatory liabilities	$(683,769)	$(719,946)	$(182,979)	$(180,929)

(1) Includes $0.7 million for certain PNM pension costs as described in Note 11
(2) Amount shown is net of amounts owed under the PUCT’s January 25, 2018 order as described in Note 17
(3) Includes $9.4 million in coal mine reclamation costs related to PNM’s planned retirement of SJGS in 2022 as described in Note 16

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
December 31, 2019, 2018 and 2017

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
PNM’s expenditures for additions to utility plant were $341.8 million in 2019, including expenditures on jointly-owned projects. TNMP does not participate in the ownership or operation of any generating plants, but incurred expenditures for additions to utility plant of $254.0 million during 2019. On a consolidated basis, PNMR’s expenditures for additions to utility plant were $616.3 million in 2019.

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
At December 31, 2019, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation(1)	Construction Work in Progress	Composite Interest
	(In thousands)
SJGS (Coal)	$779,236	$(435,312)	$486	66.35%
PVNGS (Nuclear) (2)	$819,613	$(369,431)	$31,275	10.20%
Four Corners Units 4 and 5 (Coal)	$283,939	$(100,137)	$10,794	13.00%
Luna (Gas)	$78,258	$(30,255)	$—	33.33%
(1) Includes cost of removal.
(2) Includes interest in PVNGS Unit 3, interest in common facilities for all PVNGS units, and owned interests in PVNGS Units 1 and 2, including improvements.
San Juan Generating Station
PNM operates and jointly owns SJGS. Effective January 1, 2018, SJGS Unit 1 is owned 50% by PNM and 50% by Tucson and SJGS Unit 4 is owned 77.297% by PNM, including a 12.8% interest held as merchant plant, 8.475% by Farmington, 7.2% by Los Alamos, and 7.028% by UAMPS. See Notes 16 and 17 for additional information about SJGS, including the shutdown of SJGS Units 2 and 3 in December 2017 and the restructuring of SJGS ownership as well as information on PNM’s SJGS Abandonment Application.
Palo Verde Nuclear Generating Station
PNM is a participant in the three units of PVNGS with APS (the operating agent), SRP, EPE, SCE, SCPPA, and The Department of Water and Power of the City of Los Angeles. PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. See Note 8 for additional information concerning the PVNGS leases, including

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

PNM’s purchase of the assets underlying certain of the leases in January 2016, PNM’s option to purchase or return certain lease interests that have been extended through 2023 and 2024, and Note 17 for the outcome of PNM’s appeal to the NM Supreme Court regarding the NMPRC’s treatment of those purchases and lease extensions in the NM 2015 Rate Case.
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
The NMPRC indicated in the NM 2016 Rate Case that it will review the prudency of PNM’s decision to continue its participation in Four Corners in PNM’s next general rate case filing. See Note 17.
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
Construction Program
The Company anticipates making substantial capital expenditures for the construction and acquisition of utility plant and other property and equipment. An unaudited summary of the budgeted construction expenditures, including expenditures for jointly-owned projects, and nuclear fuel, is as follows:

	2020	2021	2022	2023	2024	Total
			(In millions)
PNM	$447.5	$701.4	$331.6	$398.0	$280.4	$2,158.9
TNMP	337.2	270.0	342.0	348.0	245.0	1,542.2
Corporate and Other	27.0	21.0	21.0	25.0	21.0	115.0
Total PNMR	$811.7	$992.4	$694.6	$771.0	$546.4	$3,816.1

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The above construction expenditures include $297.6 million of replacement power in anticipation of the SJGS abandonment and approximately $376.8 million for an anticipated expansion of PNM’s transmission system. See Note 17.

(15)	Asset Retirement Obligations
AROs are recorded based on studies to estimate the amount and timing of future ARO expenditures and reflect underlying assumptions, such as discount rates, estimates of the future costs for decommissioning, and the timing of the removal activities to be performed. Approximately 76% of PNM’s total ARO liabilities are related to nuclear decommissioning of PVNGS. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under lease both during and after termination of the leases. Studies of the decommissioning costs of PVNGS, SJGS, Four Corners, and other facilities are performed periodically and revisions to the ARO liabilities are recorded. Changes in the assumptions underlying the calculations may also require revisions to the estimated AROs when identified.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

A reconciliation of the ARO liabilities is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Liability at December 31, 2016	$127,519	$126,601	$754
Liabilities incurred(1)	1,854	1,853	—
Liabilities settled	(968)	(944)	(24)
Accretion expense	10,680	10,603	63
Revisions to estimated cash flows	7,594	7,594	—
Liability at December 31, 2017	146,679	145,707	793
Liabilities incurred	—	—	—
Liabilities settled	(192)	—	—
Accretion expense	11,482	11,402	67
Revisions to estimated cash flows	705	705	—
Liability at December 31, 2018	158,674	157,814	860
Liabilities incurred	—	—	—
Liabilities settled	(987)	(935)	(52)
Accretion expense	12,635	12,562	73
Revisions to estimated cash flows(2)	11,640	11,640	—
Liability at December 31, 2019	$181,962	$181,081	$881
(1) Represents the obligation related to the additional ownership interest in SJGS Unit 4 that PNM acquired on December 31, 2017 due to the restructuring of the ownership of SJGS.
(2) Reflects the impacts of an updated SJGS decommissioning study that assumes PNM will retire its share of SJGS in 2022. PNM is seeking recovery of these costs in its SJGS Abandonment Application currently pending before the NMPRC. See Note 17.

(16)	Commitments and Contingencies

Overview
There are various claims and lawsuits pending against the Company. In addition, the Company is subject to federal, state, and local environmental laws and regulations and periodically participates in the investigation and remediation of various sites. In addition, the Company periodically enters into financial commitments in connection with its business operations. Also, the Company is involved in various legal and regulatory proceedings in the normal course of its business. See Note 17. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal and regulatory proceedings on its financial position, results of operations, or cash flows.
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
December 31, 2019, 2018 and 2017

Commitments and Contingencies Related to the Environment

PVNGS Decommissioning Funding

The costs of decommissioning a nuclear power plant are substantial. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under lease both during and after termination of the leases. PNM has a program for funding its share of decommissioning costs for PVNGS, including portions held under leases. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. PNM funded $1.3 million, $1.3 million, and $2.0 million for the years ended December 31, 2019, 2018, and 2017 into the qualified and non-qualified trust funds. The market value of the trusts at December 31, 2019 and 2018 was $336.0 million and $287.1 million. See Note 17 for additional discussion of the NM Supreme Court’s decisions in PNM’s appeal of the NMPRC’s decisions in the NM 2015 Rate Case.

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

PNM estimates that it will incur approximately $57.7 million (in 2016 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At December 31, 2019 and 2018, PNM had a liability for interim storage costs of $12.7 million and $12.4 million, which is included in other deferred credits.

PVNGS has sufficient capacity at its on-site Independent Spent Fuel Storage Installation (“ISFSI”) to store all of the nuclear fuel that will be irradiated during the initial operating license period, which ends in December 2027.  Additionally, PVNGS has sufficient capacity at its on-site ISFSI to store a portion of the fuel that will be irradiated during the period of extended operation, which ends in November 2047.  If uncertainties regarding the U.S. government’s obligation to accept and store spent fuel are not favorably resolved, APS will evaluate alternative storage solutions that may obviate the need to expand the ISFSI to accommodate all of the fuel that will be irradiated during the period of extended operation.

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
December 31, 2019, 2018 and 2017

1,100 lbs. per MWh beginning January 1, 2023 for new or existing coal-fired EGUs with original installed capacities exceeding 300 MW.

The ETA provides for a transition from fossil-fuel generation resources to renewable and other carbon-free resources through certain provisions relating to the abandonment of coal-fired generating facilities. These provisions include the use of “energy transition bonds,” which are designed to be highly rated bonds that can be issued to finance certain costs of abandoning coal-fired facilities that are retired prior to January 1, 2023 for facilities operated by a “qualifying utility,” or prior to January 1, 2032 for facilities that are not operated by the qualifying utility. The amount of energy transition bonds that can be issued to recover abandonment costs is limited to the lesser of $375.0 million or 150% of the undepreciated investment of the facility as of the abandonment date. Proceeds provided by energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “financing costs” (as defined by the ETA). These costs may include plant decommissioning and coal mine reclamation costs provided those costs have not previously been recovered from customers or disallowed by the NMPRC or by a court order. See Note 17 for a discussion of the NM Supreme Court’s decision to affirm the NMPRC’s disallowance of certain costs, including the cost of BDT at SJGS, in PNM’s NM 2015 Rate Case. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. Energy transition bonds must be issued under a NMPRC approved financing order, are secured by “energy transition property,” are non-recourse to the issuing utility, and must be repaid by a non-bypassable charge paid by all customers of the issuing utility. These customer charges are subject to an adjustment mechanism designed to provide for timely and complete payment of principal and interest due under the energy transition bonds.

The ETA also provides that utilities must obtain NMPRC approval of competitively procured replacement resources that shall be evaluated based on their cost, economic development opportunity, ability to provide jobs with comparable pay and benefits to those lost upon retirement of the facility, and that do not exceed emissions thresholds specified in the ETA. In determining whether to approve replacement resources, the NMPRC must give preference to resources with the least environmental impacts, those with higher ratios of capital costs to fuel costs, and those located in the school district of the abandoned facility. The ETA also provides for the procurement of energy storage facilities and gives utilities discretion to maintain, control, and operate these systems to ensure reliable and efficient service.

PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. See additional discussion in Note 17 of PNM’s SJGS Abandonment Application. PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement resource filings with the NMPRC.

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
December 31, 2019, 2018 and 2017

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

SJGS

BART Compliance – SJGS is a source that is subject to the statutory obligations of the CAA to reduce visibility impacts. PNM, as the operating agent for SJGS, engaged in discussions with NMED and EPA which resulted in a non-binding agreement that included the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 (the Revised State Implementation Plan or “RSIP”), which was approved by the EPA. In addition to the SNCR equipment required by the RSIP, the NSR permit, which was required to be obtained in order to install the SNCRs, specified that SJGS Units 1 and 4 be converted to balanced draft technology (“BDT”). Installation of SNCRs on Unit 1 and BDT equipment on both Units 1 and 4 was completed in 2015 and installation of SNCRs on Unit 4 was completed in January 2016, which dates were within the time frame contained in the RSIP. PNM’s share of the total costs for SNCRs and BDT equipment was $77.7 million. See Note 17 for information concerning the NMPRC’s treatment of BDT in PNM’s NM 2015 Rate Case, parties’ appeals of that order, and the NM Supreme Court’s May 2019 decision in the appeals.

After extensive settlement negotiations and public hearings, in December 2015, the NMPRC issued an order adopting a settlement agreement between several parties. As provided in that order:

•
PNM would retire SJGS Units 2 and 3 (PNM’s ownership interest was 418 MW) by December 31, 2017 and recover, over 20 years, 50% of their undepreciated net book value at that date and earn a regulated return on those costs at PNM’s WACC

•
PNM was granted a CCN to acquire an additional 132 MW in SJGS Unit 4 with an initial book value of zero, plus the costs of SNCR and other capital additions as a jurisdictional resource to serve PNM’s New Mexico retail customers, and to acquire 65 MW of SJGS Unit 4 as merchant plant effective January 1, 2018; PNM is prohibited from seeking recovery of any undepreciated investment in the 132 MW interest in the event SJGS Unit 4 is abandoned and PNM and PNMR commit that no further coal-fired merchant plant will be acquired at any time by PNM, PNMR, or any PNM affiliate. See additional discussion below regarding these interests under PNM’s December 2018 Compliance Filing

•
PNM was granted a CCN for 134 MW of PVNGS Unit 3 with an initial rate base value equal to the book value as of December 31, 2017, including transmission assets associated with PVNGS Unit 3 as a jurisdictional resource to serve PNM’s New Mexico retail customers beginning January 1, 2018

•
Beginning January 1, 2020, for every MWh produced by 197 MW of coal-fired generation from PNM’s ownership share of SJGS, PNM will acquire and retire one MWh of RECs or allowances that include a zero-CO2 emission attribute compliant with EPA’s Clean Power Plan; this REC retirement is in addition to what is required to meet the RPS; the cost of these RECs are to be capped at $7.0 million per year and will be recovered in rates; PNM should purchase EPA-compliant RECs from New Mexico renewable generation unless those RECs are more costly

•	PNM would accelerate recovery of SNCR costs on SJGS Units 1 and 4 so that the costs are fully recovered by July 1, 2022

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

•
PNM was required to make a filing with the NMPRC no later than December 31, 2018 to determine the extent to which SJGS should continue serving PNM’s retail customers’ needs after June 30, 2022. See additional discussion of this matter below under PNM’s December 2018 Compliance Filing

SJGS Units 2 and 3 were shut down in December 2017. At shutdown, the carrying value for PNM’s ownership share of SJGS Units 2 and 3 was comprised of plant in service of $439.4 million and accumulated depreciation and amortization (including cost of removal) of $188.3 million for a net book value of $251.1 million. As of December 31, 2017, these amounts were written off and offset by losses recorded upon the NMPRC’s December 2015 approval and subsequent adjustments totaling $128.6 million. PNM also recorded a regulatory asset of $125.5 million for the 50% of the undepreciated book value that is being recovered from ratepayers pursuant to the NMPRC’s December 2015 order described above. This resulted in the reversal of previously recorded losses of $3.0 million being recorded at December 31, 2017. In addition, PNM recognized a reversal of $1.0 million of previously recorded losses for other unrecoverable costs. These reversals, which total $4.0 million, are included in regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings. All appeals of this matter have been resolved and the matter is now concluded.

December 2018 Compliance Filing – As discussed above, in December 2015 PNM received NMPRC approval for a plan to comply with EPA’s regional haze rule at SJGS. Among other things, the NMPRC’s December 2015 order required that, no later than December 31, 2018, PNM make a filing with the NMRPC to determine the extent to which SJGS should continue serving PNM’s customers’ needs after June 30, 2022 (the “December 2018 Compliance Filing”). The December 2018 Compliance Filing was required to be made before PNM entered into a binding commitment for post-2022 coal supply but after PNM received firm pricing and other terms for the supply of coal at SJGS, unless PNM did not intend to pursue an agreement for post-2022 coal supply at SJGS. The NMPRC’s December 2015 order also indicated that, if SJGS Unit 4 is abandoned with undepreciated investment on PNM’s books, PNM is prohibited from recovering the undepreciated investment of its 132 MW interest and required that PNM’s 65 MW interest in SJGS Unit 4 be treated as excluded merchant plant. PNM is currently depreciating virtually all of its investments in SJGS through 2053, which reflects the period of time over which the NMPRC has authorized PNM to recover its investment in SJGS from New Mexico retail customers.

PNM submitted the December 2018 Compliance Filing to the NMPRC on December 31, 2018 indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM’s customers would benefit from the retirement of PNM’s share of SJGS after the current SJGS CSA expires in mid-2022. The December 2018 Compliance Filing also indicated that, pursuant to the terms of the agreements governing SJGS, all of the SJGS owners except for Farmington provided written notice that they do not intend to extend the SJGS operating agreements beyond their June 30, 2022 expiration dates, and that PNM has provided written notice to the San Juan mine operator that PNM does not intend to extend the SJGS CSA beyond June 30, 2022. On January 30, 2019, the NMPRC issued an order initiating a proceeding and requiring PNM to submit an application for the abandonment of PNM’s share of SJGS by March 1, 2019. PNM filed a motion requesting the NMPRC vacate the January 30, 2019 order, which was deemed denied. On February 27, 2019, PNM filed a petition with the NM Supreme Court stating that the requirements of the January 30, 2019 order exceed the NMPRC’s authority by, among other things, mandating PNM to make a filing that is legally voluntary, and that the order is contrary to NMPRC precedent which requires abandonment applications to also include identified replacement resources and other information that would not be available to PNM by March 1, 2019. On March 1, 2019, the NM Supreme Court granted a temporary stay of the NMPRC’s order. Various parties intervened in the petition. On June 26, 2019, and after the effective date of the ETA, the NM Supreme Court lifted the stay and denied PNM’s petition without discussion. On July 1, 2019, PNM filed its SJGS Abandonment Application. See Note 17.

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
December 31, 2019, 2018 and 2017

as of December 31, 2018 and $23.1 million of estimated undepreciated investments in PNM’s 132 MW jurisdictional interest as of June 30, 2022 that will not be recovered from customers. See additional discussion below regarding the increase in PNM’s estimated liability for coal mine reclamation.

NEE Complaint – On March 31, 2016, NEE filed a complaint with the NMPRC alleging that PNM failed to comply with its discovery obligation in the case authorizing the shutdown of SJGS Units 2 and 3 and requesting the NMPRC investigate whether financing provided by NM Capital to the former owner of SJCC (the “Westmoreland Loan”) could adversely affect PNM’s ability to provide electric service to its retail customers. On January 31, 2018, NEE filed a motion asking the NMPRC to investigate whether PNM’s relationship with the former owner of SJCC could be harmful to PNM’s customers. On May 23, 2018, PNM filed its response to the NMPRC staff’s comments noting that the Westmoreland Loan was paid in full on May 22, 2018. On October 11, 2018, PNM notified the NMPRC that the former owner of SJCC, Westmoreland, had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. As discussed in Note 10, on March 15, 2019, Westmoreland announced that it had emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, all the assets of SJCC were sold to WSJ LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of Westmoreland including obligations to PNM under the SJGS CSA. The NMPRC has taken no further action on NEE’s complaints. PNM is not able to predict the potential outcome of this matter but does not anticipate the NMPRC will take any further action.

SJGS Ownership Restructuring Matters – Prior to December 31, 2017, SJGS was jointly owned by PNM and eight other entities, including three participants that operate in the State of California. Furthermore, each participant did not have the same ownership interest in each unit. The SJPPA that governs the operation of SJGS expires on July 1, 2022. In connection with requirements to install SNCR and BDT equipment at SJGS, certain participants indicated their intent to exit ownership in the plant. As a result, the SJGS participants negotiated a restructuring of the ownership in SJGS and addressed the obligations of the exiting participants for plant decommissioning, mine reclamation, environmental matters, and certain future operating costs, among other items. Prior to the restructuring, the exiting participants owned 50.0% of SJGS Unit 3 and 38.8% of SJGS Unit 4, but none of SJGS Units 1 and 2, and PNM owned 50.0% of SJGS Units 1, 2, and 3 and 38.5% of SJGS Unit 4.

Following mediated negotiations, the SJGS participants executed the San Juan Project Restructuring Agreement (“SJGS RA”). The SJGS RA provides the essential terms of restructured ownership and addresses other related matters, including that the exiting participants remain obligated for their proportionate shares of environmental, mine reclamation, and certain other legacy liabilities that are attributable to activities that occurred prior to their exit. Under the SJGS RA, PNM would acquire 132 MW and PNMR Development would acquire 65 MW of the capacity in SJGS Unit 4 from the exiting owners on the exit date for no initial cost other than funding certain capital improvements. Consistent with the NMPRC order, PNM acquired the rights and obligations related to the 65 MW from PNMR Development effective on December 31, 2017 in order to facilitate dispatch of power from that capacity.

SJGS Units 2 and 3 were shut down in December 2017 and the restructuring of SJGS ownership under the SJGS RA occurred on December 31, 2017, including PNM’s acquisition of the additional 132 MW and 65 MW ownership interests in SJGS Unit 4 as set forth above. As ordered by the NMPRC, PNM treats the 65 MW interest as merchant utility plant that is excluded from retail rates. PNM has agreements to sell the power from 36 MW of that capacity to a third party at a fixed price for the period January 1, 2018 through June 30, 2022. See Note 9. Beginning in 2018, SJGS is jointly owned by five entities. Including the 65 MW considered to be merchant plant, PNM’s ownership share is 77.3% in SJGS Unit 4 and an aggregate of 66.3% in SJGS Units 1 and 4. See Note 17 for additional discussion of PNM’s July 1, 2019 SJGS Abandonment Application.

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
December 31, 2019, 2018 and 2017

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

Four Corners Federal Agency Lawsuit – On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the U.S. District Court for the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  The court granted an APS motion to intervene in the litigation. On September 15, 2016, NTEC, the current owner of the mine providing coal to Four Corners, filed a motion to intervene for the limited purpose of seeking dismissal of the lawsuit based on NTEC’s tribal sovereign immunity. On September 11, 2017, the court granted NTEC’s motion and dismissed the case with prejudice, terminating the proceedings. The environmental group plaintiffs filed a Notice of Appeal of the dismissal in the U.S. Court of Appeals for the Ninth Circuit on November 9, 2017, and the court granted their subsequent motion to expedite the appeal. Oral arguments for the appeal were held on March 7, 2019. On July 29, 2019, the Ninth Circuit issued a decision affirming the District Court’s dismissal of the case. In September 2019, the environmental groups filed a motion for reconsideration, which was denied in December 2019. PNM cannot predict whether parties will seek further review of this matter by means of petitioning the U.S. Supreme Court or the outcome of potential future litigation.

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

On March 28, 2017, President Trump issued an Executive Order on Energy Independence. The order put forth two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  The order directed the EPA Administrator to review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Clean Power Plan, (2) the New Source Performance Standards (“NSPS”) for GHG from new, reconstructed, or modified electric generating units, (3) the Proposed Clean Power Plan Model Trading Rules, and (4) the Legal Memorandum supporting the Clean Power Plan. In response to the Executive Order, EPA filed a petition with the DC

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Circuit requesting the cases challenging the Clean Power Plan be held in abeyance until after the conclusion of EPA’s review and any subsequent rulemaking, which was granted. In addition, the DC Circuit issued a similar order in connection with a motion filed by EPA to hold cases challenging the NSPS in abeyance. On September 17, 2019, the DC Circuit issued an order that granted motions by various petitioners, including industry groups and EPA, to dismiss the cases challenging the Clean Power Plan as moot due to EPA’s issuance of the Affordable Clean Energy rule.

EPA’s efforts to replace the Clean Power Plan with the Affordable Clean Energy rule began on October 10, 2017, when EPA issued a NOPR proposing to repeal the Clean Power Plan and filed its status report with the court requesting the case be held in abeyance until the completion of the rulemaking on the proposed repeal. The NOPR proposed a legal interpretation concluding that the Clean Power Plan exceeded EPA’s statutory authority. On August 31, 2018, EPA published a proposed rule, known as the Affordable Clean Energy rule, to replace the Clean Power Plan. On June 19, 2019, EPA released the final version of the Affordable Clean Energy rule. EPA takes three actions in the final rule: (1) repealing the Clean Power Plan; (2) promulgating the Affordable Clean Energy rule; and (3) revising the implementing regulations for all emission guidelines issued under Clean Air Act Section 111(d), which, among other things, extends the deadline for state plans and the timing for EPA’s approval process. The final rule is very similar to the August 2018 proposed rule. EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER.  The final rule requires states to submit a plan to EPA by July 8, 2022 and then EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a federal plan. The Affordable Clean Energy rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after the planned shutdown of SJGS in 2022 (subject to NMPRC approval).

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
On December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the Carbon Pollution Standards rule published in October 2015 for new, reconstructed, or modified coal-fired EGUs. The proposed rule would revise the standards for new coal-fired EGUs based on the revised BSER as the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units), instead of partial carbon capture and sequestration. As a result, the proposed rule contains less stringent CO2 emission performance standards for new units. EPA has also proposed revisions to the standards for reconstructed and modified fossil-fueled power plants to align with the proposed standards for new units. EPA is not proposing any changes nor reopening the standards of performance for newly constructed or reconstructed stationary combustion turbines. Comments on the proposal were due on March 18, 2019 and a final rule is expected in 2020.

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
December 31, 2019, 2018 and 2017

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

SO2 Standard – On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-hour SO2 concentrations. This characterization would result in these areas being designated as attainment, nonattainment, or unclassifiable for compliance with the 1-hour SO2 NAAQS. On March 2, 2015, the U.S. District Court for the Northern District of California approved a settlement that imposed deadlines for EPA to identify areas that violate the NAAQS standards for 1-hour SO2 emissions. The settlement resulted from a lawsuit brought by Earthjustice on behalf of the Sierra Club and the Natural Resources Defense Council under the CAA. The consent decree required, among other things, that EPA must issue designations for areas for which states have adopted a new monitoring network under the proposed data requirements rule by December 2020. EPA regions sent letters to state environmental agencies explaining how EPA plans to implement the consent decree.  The letters outline the schedule that EPA expects states to follow in moving forward with new SO2 non-attainment designations. NMED did not receive a letter.

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

On February 25, 2019, EPA announced its final decision to retain without changes the primary health-based NAAQS for SOx. Specifically, EPA will retain the current 1-hour standard for SO2, which is 75 parts per billion, based on the 3-year average of the 99th percentile of daily maximum 1-hour SO2 concentrations.  SO2 is the most prevalent SOx compound and is used as the indicator for the primary SOx NAAQS.

On May 14, 2015, PNM received an amendment to its NSR air permit for SJGS, which reflects the revised state implementation plan for regional haze BART and required the installation of SNCRs. The revised permit also required the reduction of SO2 emissions to 0.10 pound per MMBTU on SJGS Units 1 and 4 and the installation of BDT equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These reductions help SJGS meet the NAAQS for these constituents. The BDT equipment modifications were installed at the same time as the SNCRs, in order to most efficiently and cost effectively conduct construction activities at SJGS. See a discussion of the regulatory treatment of BDT in Note 17.

Ozone Standard – On October 1, 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 parts per billion. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds since these are the pollutants that form ground level ozone.

On November 10, 2015, EPA proposed a rule revising its Exceptional Events Rule, which outlines the requirements for excluding air quality data (including ozone data) from regulatory decisions if the data is affected by events outside an area’s control. The proposed rule is important in light of the more stringent ozone NAAQS final rule since western states like New Mexico and Arizona are subject to elevated background ozone transport from natural local sources, such as wildfires and stratospheric inversions, and transported via winds from distant sources in other regions or countries. EPA finalized the rule on October 3, 2016 and released related guidance in 2018 and 2019 to help implement its new exceptional events policy.

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
December 31, 2019, 2018 and 2017

County, New Mexico is designated as marginal non-attainment.  The final rule also establishes the timing of attainment dates for each non-attainment area classification, which are marginal, moderate, serious, severe, or extreme. The rule became effective May 8, 2018. Attainment plans for nonattainment areas are due in August 2021.

NMED has responsibility for bringing the small area in Dona Ana County designated as marginal/non-attainment for ozone into compliance and will look at all sources of NOx and volatile organic compounds. On November 22, 2019, EPA issued findings that several states, including New Mexico, had failed to submit SIPs for the 8-hour ozone NAAQS. In response, in December 2019, NMED published the Public Review Draft of the New Mexico 2013 NAAQS Good Neighbor SIP that outlines the strategies and emissions control measures that are expected to improve air quality in the area by May 8, 2021. These strategies and measures would aim to reduce the amount of NOx and volatile organic compounds emitted to the atmosphere and will rely upon current or upcoming federal rules, new or revised state rules, and other programs.

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

PM Standard – On September 11, 2019, EPA published its policy assessment for review of the NAAQS for particle pollution. The draft assessment considers lowering the existing primary standard for PM2.5 from 12 micrograms per cubic meter to a level above 8 micrograms per cubic meter. Comments on the draft assessment were due November 12, 2019. EPA anticipates issuing a final rulemaking in late 2020. PNM cannot predict the outcome of this matter or whether it will have a material impact on its financial position, results of operations, or cash flows.

WEG v. OSM NEPA Lawsuit

In February 2013, WEG filed a Petition for Review in the U.S. District Court of Colorado against OSM challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012.  In its petition, WEG challenged several unrelated mining plan modification approvals, which were each separately approved by OSM.  WEG alleged various NEPA violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents.  WEG’s petition sought various forms of relief, including a finding that the federal defendants violated NEPA by approving the mine plans; voiding, reversing, and remanding the various mining modification approvals; enjoining the federal defendants from re-issuing the mining plan approvals for the mines until compliance with NEPA has been demonstrated; and enjoining operations at the seven mines.

Of the fifteen claims for relief in the WEG Petition, two concerned San Juan mine. WEG’s allegations concerning the San Juan mine arose from OSM administrative actions in 2008. SJCC, as San Juan mine operator at the time, intervened in this matter. In 2016, OSM filed a Motion for Voluntary Remand to allow the agency to conduct a new environmental analysis and the court entered an order remanding the matter to OSM for the completion of an EIS by August 31, 2019. The court ruled that mining operations could continue in the interim and administratively closed the litigation. If OSM had not completed the EIS within the time frame provided, the court had authority to order immediate vacatur of the mining plan absent a further court order based on good cause shown.  The final EIS, which allows for continued mining beyond 2022 at quantities similar to those currently being provided, was approved on August 26, 2019. PNM cannot predict if the revised final EIS will be subject to additional legal challenge.
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
December 31, 2019, 2018 and 2017

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
The rule is not clear as to how it applies and what the compliance timelines are for facilities like SJGS that have a cooling water intake structure and only a multi-sector general stormwater permit. However, EPA has indicated that it is contemplating a December 31, 2023 compliance deadline. PNM is working with EPA regarding this issue and does not expect material changes as a result of any requirements that may be imposed upon SJGS.
On May 23, 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. On July 16, 2018, several environmental groups filed a petition for review with EPA’s Environmental Appeals Board concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised effluent limitation guidelines, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the Environmental Appeals Board. EPA’s Environmental Appeals Board thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit on September 30, 2019. The permit has been stayed pending an appeal filed by several environmental groups on November 1, 2019 to EPA’s Environmental Appeals Board. PNM cannot predict the outcome of this matter or whether it will have a material impact on PNM’s financial position, results of operations or cash flows.

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
December 31, 2019, 2018 and 2017

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

On September 18, 2017, EPA published a final rule for postponement of certain compliance dates, which have not yet passed for the Effluent Limitations Guidelines rule. The rule postponed the earliest date on which compliance with the effluent limitation guidelines for these waste streams would be required from November 1, 2018 until November 1, 2020. Although the new deadlines were challenged in court, the Fifth Circuit rejected those challenges on August 28, 2019. On November 22, 2019, EPA published a proposed rule revising the original Effluent Limitation Guidelines while maintaining the compliance dates. Comments were due January 21, 2020.

Because SJGS is zero discharge for wastewater and is not required to hold a NPDES permit, it is expected that minimal to no requirements will be imposed. Reeves Station, a PNM-owned gas-fired generating station, discharges cooling tower blowdown to a publicly owned treatment plant and holds an NPDES permit. It is expected that minimal to no requirements will be imposed at Reeves Station.

EPA reissued an NPDES permit for Four Corners on June 12, 2018. Since that time, the NPDES permit at Four Corners has been subject to various challenges by environmental groups. See Cooling Water Intake Structures above for additional discussion of Four Corner’s current NDPES permit. Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques during the next NPDES permit renewal in 2023.  PNM is unable to predict the outcome of these matters or a range of the potential costs of compliance.
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
Field work related to the investigation under both the CAF and abatement plan requirements was completed in October 2019. Activities and findings associated with the field work will be presented in two separate reports, which were released to stakeholders in early 2020. The reports’ conclusions support PNM’s contention that off-site sources have impacted, and are continuing to impact, the local groundwater in the vicinity of Santa Fe Station.
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
December 31, 2019, 2018 and 2017

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
EPA’s final coal ash rule, which became effective on October 19, 2015, included a non-hazardous waste determination for coal ash. The rule was promulgated under Subtitle D of RCRA and sets minimum criteria for existing and new CCR landfills and surface impoundments. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act (the “WIIN Act”) was signed into law to address critical water infrastructure needs in the U.S. and contains a number of provisions related to the CCR rules. Among other things, the WIIN Act allows, but does not require, states to develop and submit CCR permit programs for EPA approval, provides flexibility for states to incorporate EPA’s final rule for CCRs or develop other criteria that are at least as protective as EPA’s final rule, and requires EPA to approve state permit programs within 180 days of submission by the state. Because states are not required to implement their own CCR permit programs, EPA will implement the permit program in states that choose not to implement a program, subject to Congressional funding. Until permit programs are in effect, EPA has authority to directly enforce the CCR rule. For facilities located within the boundaries of Native American reservations, such as the Navajo Nation where Four Corners is located, EPA is required to develop a federal permit program regardless of appropriated funds. There is no timeline for establishing either state or federal permitting programs.

On July 30, 2018, EPA published a rule that constitutes “Phase One, Part One” of its ongoing reconsideration and revision of the April 17, 2015 coal ash rule. The final rule includes two types of revisions. The first revision extended the deadline to allow EGUs with unlined impoundments or that fail to meet the uppermost aquifer requirement to continue to receive coal ash until October 31, 2020. The rule also authorized a “Participating State Director” or EPA to approve suspension of groundwater monitoring and to issue certifications related to the location restrictions, design criteria, groundwater monitoring, remedy selection and implementation. The revisions also modify groundwater protection standards for certain constituents, which include cobalt, molybdenum, lithium, and lead without a maximum contamination level. EPA intends to issue multiple proposed rulemakings with a final rule expected in 2020 that will include the following: (1) deadlines for unlined surface impoundments to cease receiving waste; (2) a “Phase Two” rule to address amendments to the national minimum criteria; and (3) rulemaking for alternative demonstration for unlined surface impoundments with a request for comment on inclusion of legacy units. On August 14, 2019, the “Phase Two” proposed rule was published in the Federal Register with comments due on October 15, 2019. This rule proposes revisions to reporting and accessibility to public information, the definition of CCR piles, the definition of beneficial use, and the requirements for management of CCR piles. A final rule is expected in mid to late 2020. On November 4, 2019, EPA proposed a change to the CCR rule that, subject to EPA authorization for each facility, would allow facilities that have committed to cease burning coal in the near-term to qualify for alternative closure. This would allow CCR disposal units at such plants to continue operating even though they would otherwise have been subject to forced closure. On December 2, 2019, EPA published the proposed Part A CCR rule requiring a new date of August 31, 2020 for companies to initiate closure of unlined CCR impoundments and changing the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”. Comments were due January 31, 2020. On December 19, 2019, EPA released a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. Once published in the Federal Register, there will be a 60-day comment period. The final rule is expected in mid to late 2020. PNM cannot predict the outcome of EPA’s rule making activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

As indicated above, CCRs at Four Corners are currently disposed of in ash ponds and dry storage areas. The CCR rule requires ongoing, phased groundwater monitoring. Utilities that own or operate CCR disposal units, such as those at Four Corners were required to collect sufficient groundwater sampling data to initiate a detection monitoring program.  Four Corners completed the analysis for its CCR disposal units, which identified several units that will need corrective action or will need to cease operations and initiate closure by August 31, 2020. As part of this assessment, Four Corners will continue to gather additional groundwater data and perform remedial evaluations. At this time, PNM does not anticipate its share of the cost to complete these corrective actions, to close the CCR disposal units, or to gather and perform remedial evaluations on groundwater at Four Corners will have a significant impact on its operations, financial position, or cash flows.
Other Commitments and Contingencies
Coal Supply

SJGS

The coal requirements for SJGS are supplied by WSJ LLC. WSJ LLC holds certain federal, state, and private coal leases. Through January 31, 2016, SJCC, the former San Juan mine owner, was a wholly-owned subsidiary of BHP and supplied processed coal for operation of SJGS under an underground coal sales agreement (“UG-CSA”) that was to expire on December 31, 2017. The parties to the UG-CSA were SJCC, PNM, and Tucson. Under the UG-CSA, SJCC was reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and received a return on its investment. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid the current San Juan mine owner and operator, WSJ LLC, for certain coal mined but not yet delivered to the plant site. At both December 31, 2019 and 2018, prepayments for coal, which are included in other current assets, amounted to $26.3 million.

In conjunction with the activities undertaken to comply with the CAA for SJGS, as discussed above, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS after the expiration of the UG-CSA. Following extensive negotiations among the SJGS participants, the former owner of SJCC, and third-party miners, agreements were negotiated under which the ownership of SJCC would transfer to a new third-party miner and PNM would enter into a new coal supply agreement and agreements for CCR disposal and mine reclamation services with SJCC on or about January 1, 2016. Effectiveness of the agreements was dependent upon the closing of the purchase of SJCC by the new third-party miner and the finalization of the SJGS RA and other agreements, which along with regulatory approvals, were necessary for the restructuring of ownership in SJGS to be consummated.

On July 1, 2015, PNM and Westmoreland entered into a new coal supply agreement (the “SJGS CSA”), pursuant to which Westmoreland, through its indirectly wholly-owned subsidiary SJCC, agreed to supply all of the coal requirements of SJGS through June 30, 2022. PNM and Westmoreland also entered into agreements under which CCR disposal and mine reclamation services for SJGS would be provided. As discussed in Note 10, with the closing of the sale of the assets of SJCC on March 15, 2019, WSJ LLC assumed the rights and obligations of SJCC under the SJGS CSA and the agreements for CCR disposal and mine reclamation services.

Pricing under the SJGS CSA is primarily fixed, with adjustments to reflect changes in general inflation. The pricing structure takes into account that WSJ LLC has been paid for coal mined but not delivered, as discussed above. PNM had the option to extend the SJGS CSA, subject to negotiation of the term of the extension and compensation to the miner. In 2018, PNM, Los Alamos, UAMPS, and Tucson provided notice of their intent to exit SJGS in 2022 and Farmington gave notice that it wishes to continue SJGS operations and to extend the terms of both agreements. On November 30, 2018, PNM provided notice to Westmoreland that PNM does not intend to extend the term of the SJGS CSA or to negotiate a new coal supply agreement for SJGS, which will result in the current agreement expiring on its own terms on June 30, 2022. See additional discussion of PNM’s December 2018 Compliance Filing above and its SJGS Abandonment Application in Note 17.

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
December 31, 2019, 2018 and 2017

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

In connection with certain mining permits relating to the operation of the San Juan mine, the San Juan mine owner was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of the San Juan mine owner, PNMR entered into letter of credit arrangements with a bank under which letters of credit aggregating $30.3 million have been issued.

As discussed in Note 10, on March 15, 2019, Westmoreland emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, the assets of SJCC were sold to WSJ LLC, a subsidiary of Westmoreland Mining Holdings, LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of WSJ including obligations to PNM under the SJGS CSA and to PNMR under a letter of credit support agreement.

Four Corners
APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under a coal supply contract (the “Four Corners CSA”) that expires in 2031. The coal comes from reserves located within the Navajo Nation. NTEC has contracted with Bisti Fuels Company, LLC, a subsidiary of The North American Coal Corporation, for management and operation of the mine. The contract provides for pricing adjustments over its term based on economic indices. PNM’s share of the coal costs is being recovered through the FPPAC.
Coal Mine Reclamation
In conjunction with the proposed shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA, periodic updates to the coal mine reclamation study were requested by the SJGS participants. These updates have generally increased PNM’s share of the estimated cost of mine reclamation and have included adjustments to reflect the December 2017 shutdown of SJGS Units 2 and 3, the terms of the reclamation services agreement with WSJ LLC, and changes to reflect the requirements of the 2015 San Juan mine permit plan.
The SJGS RA required PNM to complete an update to the reclamation cost estimate after the December 31, 2017 shutdown of SJGS Units 2 and 3. This reclamation cost estimate was completed in October 2018 and assumed continuation of mining operations through 2053, the life of SJGS currently approved by the NMPRC. The study indicated a decrease in reclamation costs primarily driven by lower inflationary factors used to determine the estimated future cost of reclamation activities. PNM recorded its $2.5 million share of this decrease in September 2018, which is reflected in regulatory disallowances and restructuring costs in the Consolidated Statements of Earnings. As discussed above, PNM submitted the December 2018 Compliance Filing to the NMPRC indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM expects to retire its share of SJGS after the current SJGS CSA expires in mid-2022. PNM determined that events and circumstances regarding SJGS, including the December 2018 Compliance Filing, indicated that it is more likely than not that PNM’s share of SJGS will be retired in 2022. As a result, in December 2018 PNM again remeasured its liability for coal mine reclamation for the mine that serves SJGS to reflect that reclamation activities may occur beginning in 2022, rather than in 2053 as previously anticipated. This estimate resulted in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

an increase in overall reclamation costs due to an increase in the amount of fill dirt required to remediate the mine areas and the timing of activities necessary to reclaim the mine that serves SJGS. This remeasurement increased PNM’s liability for coal mine reclamation as of December 31, 2018 by $39.2 million, which includes both the underground and surface mines that serve SJGS. PNM recovers from retail customers reclamation costs associated with the underground mine. However, the NMPRC has capped the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million. As a result, PNM recorded $9.4 million of the increase in the liability at December 31, 2018 related to the underground mine in regulatory assets on the Consolidated Balance Sheets and recorded the remaining $29.8 million associated with the surface mine as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and then current inflation and discount rates. In addition, PNM may be exposed to additional loss if the cost of reclamation activities is not approved by the NMPRC. See additional discussion of PNM’s SJGS Abandonment Application in Note 17.
A draft coal mine reclamation study for the mine that serves Four Corners was issued in 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. The study resulted in a net increase in PNM’s share of the coal mine reclamation obligation of $0.8 million, which was primarily driven by lower overhead costs offset by an increase due to a reduction in the discount rate used to measure the liability and is reflected in cost of energy in the Consolidated Statements of Earnings.
Based on the most recent estimates and PNM’s ownership share of SJGS, PNM’s remaining payments for mine reclamation, in future dollars, are estimated to be $92.6 million for the surface mines at both SJGS and Four Corners and $40.0 million for the underground mine at SJGS as of December 31, 2019. At December 31, 2019 and 2018, liabilities, in current dollars, of $70.3 million and $70.1 million for surface mine reclamation and $25.3 million and $23.2 million for underground mine reclamation were recorded in other deferred credits.
Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $5.5 million in 2019, $10.0 million in 2018, and $5.8 million in 2017. Based on PNM’s reclamation trust fund balance at December 31, 2019, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $9.7 million in 2020, $10.9 million in 2021, and $11.7 million in 2022.

Under the Four Corners CSA, which became effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.3 million in each of 2019, 2018, and 2017 and anticipates providing additional funding of $1.9 million in each of the years from 2020 through 2024.
If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. The impacts of changes in New Mexico state law as a result of the enactment of the ETA and regulatory determinations made by the NMPRC may also affect PNM’s financial position, results of operations, and cash flows. See additional discussion regarding PNM’s December 2018 Compliance Filing above and its SJGS Abandonment Application in Note 17. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

SJCC, as former owner and operator of San Juan mine, utilized the CHM technique from 2000 to 2003 and, with the approval of the Farmington, New Mexico Field Office of BLM to reclassify the final highwall as underground reserves, applied the 8.0% underground mining royalty rate to coal mined using CHM and sold to SJGS.  In March 2001, SJCC learned that the DOI Minerals Management Service (“MMS”) disagreed with the application of the underground royalty rate to CHM.  In August 2006, SJCC and MMS entered into an agreement tolling the statute of limitations on any administrative action to recover unpaid royalties until BLM issued a final, non-appealable determination as to the proper rate for CHM-mined coal.  The proposed BLM rulemaking has the potential to terminate the tolling provision of the settlement agreement. Underpaid royalties of approximately $5 million for SJGS would become due if the proposed BLM rule is adopted as proposed.  PNM’s share of any amount that is ultimately paid would be approximately 46.3%, none of which would be passed through PNM’s FPPAC. PNM is unable to predict the outcome of this matter.

PVNGS Liability and Insurance Matters
Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. In accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $13.9 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers. The remaining $13.5 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, PNM’s maximum potential retrospective premium assessment per incident for all three units is $42.1 million, with a maximum annual payment limitation of $6.2 million, to be adjusted periodically for inflation.

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
December 31, 2019, 2018 and 2017

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
Navajo Nation Allottee Matters

In September 2012, 43 landowners filed a notice of appeal with the Bureau of Indian Affairs (“BIA”) appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The landowners claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation and allege that PNM is a rights-of-way grantee with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The allottees generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. The allottees filed a motion to dismiss their appeal with prejudice, which was granted in April 2014. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments.  It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners.  On July 13, 2015, PNM filed a condemnation action in the NM District Court regarding the approximately 15.49 acres of land at issue. On September 18, 2015 the allottees filed a separate complaint against PNM for federal trespass. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land.  PNM filed a motion for reconsideration of this ruling, which was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. Both matters have been consolidated. Oral argument before the Tenth Circuit was heard on January 17, 2017. On May 26, 2017, the Tenth Circuit affirmed the district court. On July 8, 2017, PNM filed a Motion for Reconsideration en banc with the Tenth Circuit, which was denied. The NM District Court stayed the case based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. On November 20, 2017, PNM filed its petition for writ of certiorari with the US Supreme Court, which was denied. The underlying litigation continues in the NM District Court. On March 27, 2019, several individual allottees filed a motion for partial summary judgment on the issue of trespass. The Court held a hearing on the motion on June 18, 2019 and took the motion under advisement. Mediation on the matter is ongoing and parties are continuing to discuss a potential settlement. PNM cannot predict the outcome of these matters.

Sales Tax Audits

In November 2011, PNMR completed the sale of its retail electric provider, which operated in Texas under the name First Choice Power (“First Choice”). Under the sale agreement, PNMR is contractually obligated for First Choice’s taxes relating to periods prior to the sale.

The Texas Comptroller of Public Accounts (“Comptroller”) initiated audits of First Choice’s sales and use tax filings and miscellaneous gross receipts tax filings for periods prior to the sale. The Comptroller issued notifications of audit results indicating additional tax was due. The primary issue in dispute was the disallowance by the auditor of the tax benefits of bad debt charge-offs and billing credits. On behalf of First Choice, PNMR filed requests for redetermination for both audits. In 2018, PNMR settled the sales and use tax audit and all matters related to the miscellaneous gross tax audit for a total of $2.3 million, of which $1.4 million and $0.2 million are reflected in taxes other than income taxes on PNMR’s Consolidated Statements of Earnings for the years ended December 31, 2018 and 2017. These matters are now concluded.

(17)	Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 16.
PNM

New Mexico General Rate Cases

New Mexico 2015 General Rate Case (“NM 2015 Rate Case”)

On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposed a revenue increase of $123.5 million, including base non-fuel revenues of $121.7 million, and proposed that new rates become effective beginning in July 2016. Subsequent to public hearings, the NMPRC ordered PNM to file additional testimony regarding PNM’s interests in PVNGS, including the 64.1 MW of PVNGS Unit 2 that PNM repurchased in January 2016 pursuant to the terms of the initial sales-leaseback transactions.

In August 2016, the Hearing Examiner in the case issued a recommended decision (the “August 2016 RD”).  The August 2016 RD, among other things, recommended that the NMPRC find PNM was imprudent in the actions taken to purchase the previously leased 64.1 MW of capacity in PVNGS Unit 2, extending the leases for 114.6 MW of capacity of PVNGS Units 1 and 2, and installing the BDT equipment on SJGS Units 1 and 4. As a result, the August 2016 RD recommended the NMPRC disallow recovery of the entire $163.3 million purchase price for the January 15, 2016 purchases of the assets underlying three leases aggregating 64.1 MW of PVNGS Unit 2, the undepreciated capital improvements made during the period the 64.1 MW

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

of purchased capacity was leased, rent expense aggregating $18.1 million annually for leases aggregating 114.6 MW of capacity that were extended through January 2023 and 2024 (Note 8), and recovery of the costs of converting SJGS Units 1 and 4 to BDT.

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

During the pendency of the appeal, PNM evaluated the consequences of the order in the NM 2015 Rate Case and the related appeals to the NM Supreme Court as required under GAAP. These evaluations indicated that it was reasonably possible that PNM would be successful on the issues it was appealing but would not be provided capital costs recovery until the NMPRC acted on a decision of the NM Supreme Court. PNM also evaluated the accounting consequences of the issues being appealed by the cross-appellants and concluded that the issues raised in the cross-appeals did not have substantial merit. In accordance with GAAP, PNM periodically updated its estimate of the amount of time necessary for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. As a result of those evaluations, through December 31, 2018, PNM recorded accumulated pre-tax impairments of its capital investments subject to the appeal in the amount of $18.4 million, of which $4.0 million was recorded during the year ended December 31, 2018, and $3.1 million was recorded during the year ended December 31, 2017.

On May 16, 2019, the NM Supreme Court issued its decision on the matters that had been appealed in the NM 2015 Rate Case. The NM Supreme Court rejected the matters appealed by the cross-appellants and affirmed the NMPRC’s disallowance of a portion of the purchase price of the 64.1 MW of capacity in PVNGS Unit 2; the undepreciated costs of capital improvements made during the time the 64.1 MW capacity was leased by PNM; and the costs to install BDT at SJGS Units 1 and 4. The NM Supreme Court’s decision also ruled that the NMPRC’s decision to permanently disallow recovery of future decommissioning costs related to the 64.1 MW of PVNGS Unit 2 and the 114.6 MW of PVNGS Units 1 and 2 deprived PNM of its rights to due process of law and remanded the case to the NMPRC for further proceedings consistent with the court’s findings. On July 17, 2019, the NMPRC heard oral argument from parties in the case on how to best proceed with the NM Supreme Court’s remand. At oral argument, parties presented various positions ranging from re-litigating the value of PVNGS resources determined by the NMPRC and affirmed by the NM Supreme Court to re-affirming the NMPRC’s final order with a single modification to address recovery of future PVNGS decommissioning costs in a future case. On January 8, 2020, the NMPRC issued its order in response to the NM Supreme Court’s remand. The NMPRC reaffirmed its September 2016 order except for the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2. The NMPRC indicated that PNM’s ability to recover these costs will be addressed in a future proceeding and closed the NM 2015 Rate Case docket.

As a result of the NM Supreme Court’s ruling, during the year ended December 31, 2019, PNM recorded pre-tax impairments of $150.6 million, which includes $73.2 million for a portion of the purchase price for 64.1 MW in PVNGS Unit 2, $39.7 million of undepreciated capitalized improvements made during the period the 64.1 MW was being leased by PNM, and $37.7 million for BDT on SJGS Units 1 and 4 and is reflected as regulatory disallowances and restructuring costs in the Consolidated Statements of Earnings. The impairment was offset by tax impacts of $45.7 million, which are reflected as income taxes on the Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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

•	A ROE of 9.575%

•	Returning to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate to the extent attributable to PNM’s retail operations (Note 18)

•	Disallowing PNM’s ability to collect an equity return on certain investments aggregating $148.1 million at Four Corners, but allowing recovery with a debt-only return

•	An agreement to not implement non-fuel base rate changes, other than changes related to PNM’s rate riders, with an effective date prior to January 1, 2020

•	A requirement to consider the prudency of PNM’s decision to continue its participation in Four Corners in PNM’s next general rate case filing

In accordance with the settlement agreement and the NMPRC’s final order, PNM implemented 50% of the approved increase for service rendered beginning February 1, 2018 and implemented the rest of the increase for service rendered beginning January 1, 2019.

Investigation/Rulemaking Concerning NMPRC Ratemaking Policies

On March 22, 2017, the NMPRC issued an order opening an investigation and rulemaking to simplify and increase “the transparency of NMPRC rate cases by reducing the number of issues litigated in rate cases,” and provide a “more level playing field among intervenors and NMPRC staff on the one hand, and the utilities on the other.” The order posed several questions establishing and monitoring utilities’ ROEs, the recoverability of regulatory assets, including rate case costs, and whether parties should have access to software used by utilities to support their positions. To date, no agreement has been reached. PNM is not able to predict the potential outcome of this matter but does not anticipate the NMPRC will take any further action.

Renewable Portfolio Standard

Prior to the enactment of the ETA, the REA established a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. As discussed in Note 16, the ETA was enacted on June 14, 2019. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also removes diversity requirements and certain customer caps and exemptions relating to the application of the RPS under the REA.
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
Included in PNM’s approved procurement plans are the following renewable energy resources:

•
157 MW of PNM-owned solar-PV facilities, including 50 MW of PNM-owned solar-PV facilities approved by the NMPRC in PNM’s 2018 renewable energy procurement plan that were placed in commercial operation in 2019

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

•	A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 204 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW

•	A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 15 MW

•	Solar distributed generation, aggregating 127.6 MW at December 31, 2019, owned by customers or third parties from whom PNM purchases any net excess output and RECs

•	Solar and wind RECs as needed to meet the RPS requirements

PNM filed its 2017 renewable energy procurement plan on June 1, 2016. The plan met RPS and diversity requirements for 2017 and 2018 using existing resources and PNM did not propose any significant new procurements. PNM projected that its plan would slightly exceed the RCT in 2017 and would be within the RCT in 2018. PNM requested a variance from the RCT in 2017. A public hearing was held on September 26, 2016. On October 21, 2016, the Hearing Examiner issued a recommended decision recommending that the plan be approved as filed and also found that a variance from the RCT was not required. The NMPRC approved the recommended decision on November 23, 2016.

On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM requested approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new PNM-owned solar facilities to be constructed beginning in 2018, and continuation of customer REC purchase programs and other purchases of RECs to ensure annual compliance with the RPS. The plan also sought a variance from the “other” diversity category in 2018 due to a revised production forecast of the Lightning Dock Geothermal facility in 2018. A public hearing on the application was held in September 2017. On October 17, 2017, the Hearing Examiner issued a recommended decision that PNM’s 2018 renewable energy procurement plan be approved by the NMPRC, except for the re-powering of Lightning Dock Geothermal and PNM’s request to procure 50 MW of new PNM-owned solar facilities. PNM filed exceptions contesting the Hearing Examiner’s proposals. On November 15, 2017, the NMPRC issued an order approving PNM’s plan and rejecting the Hearing Examiner’s recommendations. On November 29, 2017, NM AREA filed an appeal with the NM Supreme Court objecting to the fuel allocation methodology and requested a partial stay of the NMPRC order, which was denied. NEE subsequently filed a motion to intervene and cross-appeal objecting to the approval of the 50 MW of new PNM-owned solar facilities. On July 5, 2019, the NM Supreme Court approved a motion filed by NM AREA to dismiss its appeal. On August 8, 2019, the NM Supreme Court issued an opinion affirming the NMPRC’s approval of PNM’s 2018 renewable energy procurement plan and denying NEE’s cross appeal. This matter is now concluded.

On June 1, 2018, PNM filed its 2019 renewable energy procurement plan. The plan met RPS and diversity requirements for 2019 and 2020 using resources already approved by the NMPRC and did not propose any significant new procurements. PNM projected the plan would be within the RCT in 2019 and will slightly exceed the current RCT in 2020. The NMPRC approved PNM’s 2019 renewable energy procurement plan on November 28, 2018.

On June 3, 2019, PNM filed its 2020 renewable energy procurement plan. The plan requests approval of a 20-year PPA to purchase 140 MW of renewable energy and RECs from the La Joya Wind Facility (“La Joya Wind”), which is expected to be operational by December 31, 2020. PNM intends to utilize the BB2 line to deliver power from the PPA. See additional discussion below under Application for a New 345-kV Transmission Line. PNM’s 2020 renewable energy procurement plan requests a variance from the RPS for 2020 and proposes the shortfall be met with excess RECs that will be available under the La Joya Wind PPA in 2021. PNM also submitted proposed adjustments to the current FPPAC methodology for non-renewable fuel allocations to reflect the ETA’s removal of certain customer cost caps associated with the RPS and requested that the fuel clause year be reset to correspond to the January 1 reset date under the renewable energy rider. On July 17, 2019, PNM filed a corrected reconciliation of 2019 and estimated 2020 customer bill impacts that demonstrated the effect of removing certain customer caps and exemptions under the requirements of the ETA. The Hearing Examiner issued a response requiring PNM to address why its application should not be dismissed, or alternatively, proposing an extended procedural schedule. PNM’s response proposed the application not be dismissed, that a corrected public notice be issued, and that the procedural schedule be extended by 60 days. On July 30, 2019, the Hearing Examiner issued a revised procedural order that extended the statutory review period through January 29, 2020. On September 17, 2019, the Hearing Examiner issued an order requiring PNM to provide supplemental briefing supporting the applicability of the ETA to PNM’s 2020 renewable energy procurement plan and, in the event the ETA should not apply, support PNM’s position that the NMPRC has the authority to approve PNM’s requested variance. PNM filed its brief on September 24, 2019, supporting the applicability of the ETA and the NMPRC’s authority to grant the requested variance. On October 4, 2019, the Hearing Examiner issued an order requiring PNM to provide RPS calculations using rules and regulations existing before the ETA. PNM filed its rebuttal testimony on October 15, 2019, which included the calculations required by the Hearing Examiner. Public hearings were held on October 24 and 25, 2019. On December 2, 2019, the Hearing Examiner issued a recommended decision in the case recommending approval of PNM’s 2020 renewable energy procurement plan including the 140 MW wind PPA and indicating that the recently enacted ETA could be applied to the case even though PNM’s filing was made

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

prior to the ETA’s effective date. On January 29, 2020, the NMPRC accepted the Hearing Examiners recommended decision and approved PNM’s 2020 renewable energy procurement plan.
Renewable Energy Rider
The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In PNM’s NM 2015 Rate Case, the NMPRC authorized continuation of the renewable rider. PNM recorded revenues from the rider of $52.0 million, $41.4 million, and $45.2 million in 2019, 2018, and 2017. Beginning in 2017, the cost of energy from New Mexico Wind is being recovered through the renewable rider, rather than through the FPPAC, in compliance with the NMPRC’s order in PNM’s NM 2015 Rate Case. The 2019 renewable energy procurement plan became effective on January 1, 2019. In its 2020 renewable energy procurement plan case, which was approved by the NMPRC on January 29, 2020, PNM proposed to collect $58.9 million.
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

On April 15, 2016, PNM filed an application for energy efficiency and load management programs to be offered in 2017. The proposed program portfolio consisted of ten programs with a total budget of $28.0 million. The application also sought approval of an incentive of $2.4 million based on targeted savings of 75 GWh. The actual incentive would be based on actual savings achieved. On January 11, 2017, the NMPRC approved an unopposed stipulation that established a method to ensure that funding of PNM’s energy efficiency program is equal to 3% of retail revenues, with an estimated 2017 energy efficiency funding level of $26.0 million, and approved a sliding scale profit incentive with a base level of 7.1% of program costs, equal to $1.8 million, if PNM achieves a minimum proscribed level of energy savings, increasing to a maximum of 9.0% depending on actual energy savings achieved above the minimum. On April 13, 2018, PNM filed its reconciliation of 2017 program costs and incentives, which indicated the incentive earned in 2017 was $2.3 million. The reconciliation filing and related incentive were accepted on May 23, 2018.

On April 14, 2017, PNM filed an application for energy efficiency and load management programs to be offered in 2018. The proposed program portfolio consists of a continuation of the ten programs approved in the 2016 application with a total budget of $25.1 million. The application also sought approval of a sliding scale incentive with a base incentive of $1.9 million if PNM was able to achieve savings of 53 GWh in 2018. As proposed, PNM would have earned an incentive of $2.1 million based on targeted savings of 70 GWh. The actual incentive would be based on actual savings achieved. PNM proposed to continue the same ten programs and a similar incentive mechanism in 2019, with a proposed budget of $28.2 million and a base level incentive of $2.1 million. On July 26, 2017, PNM, NMPRC staff, and other parties filed a stipulation that would resolve all issues in the case if approved by the NMPRC. Under the settlement, all of PNM’s proposed programs would be approved with limited modifications and PNM’s base level incentive would be $1.7 million and could earn an incentive of up to $1.9 million based on savings of 69 GWh in 2018. The settlement also established a base level incentive for PNM of $1.8 million with the opportunity to earn up to $2.7 million in 2019 and required PNM to make a filing in 2019 to address incentives to be earned in 2020. A public hearing was held in September 2017. On November 8, 2017, the Hearing Examiner recommended approval of the stipulation with various modifications, including adoption of a discount rate equal to the tax-adjusted WACC of 9.59% rather than the 7.71% proposed in the stipulation and modifying the program budgets to $23.6 million for 2018 and $24.9 million for 2019. On January 31, 2018, the NMPRC issued an order that largely accepted the certification with certain exceptions concerning the measurement and verification of the approved load management programs.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

In 2019, PNM submitted the required filing to address incentives to be earned in 2020. PNM’s proposed incentive mechanism is similar to that approved for 2018 and 2019 with minor modifications to reflect input from interested parties. The proposed incentive mechanism includes a base incentive of 7.1% of program costs, or approximately $1.8 million, based on savings of 59 GWh in 2020 with a sliding scale that provides for additional incentive if savings exceed 68 GWh. No hearings were considered necessary and PNM’s 2020 energy efficiency rider reflecting the 2020 incentive became effective beginning December 30, 2019.

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
On June 21, 2017, the NMPRC also issued a new notice of proposed rulemaking to consider possible changes affecting a utility’s ability to modify NMPRC approved funding levels by up to 10% between energy efficiency program applications. This rulemaking is in response to consensus changes proposed by parties in the January 25, 2017 rulemaking. On September 13, 2017, the NMPRC approved the proposed rule. Under the new rule, PNM’s next application for energy efficiency and load management programs will be made in 2020 for programs to be offered beginning in 2021. As discussed below, PNM’s next energy efficiency application will include a proposal to implement an AMI pilot project.

Petition for Energy Efficiency Disincentive

PNM’s application in the NM 2016 Rate Case had requested a “lost contribution to fixed cost” mechanism to address the disincentives associated with PNM’s energy efficiency programs. In the revised stipulation to that case, PNM agreed to withdraw its proposal for such a mechanism and to address energy efficiency disincentives in a future docket. On March 2, 2018, PNM filed a petition proposing a “lost contribution to fixed cost mechanism” with substantially the same terms as those proposed in the NM 2016 Rate Case application. As discussed above, the ETA amended the EUEA to, among other things, include a decoupling mechanism for disincentives. On May 6, 2019, PNM submitted a request to the NMPRC to dismiss this matter. PNM will propose a mechanism to address disincentives in a future general rate case filing. The NMPRC approved PNM’s request to dismiss the matter on June 12, 2019, concluding this matter.

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
2014 IRP
PNM filed its 2014 IRP on July 1, 2014. On July 31, 2014, several parties requested the NMPRC to not accept the 2014 IRP as compliant with NMPRC rules because to do so could affect the then pending proceeding on PNM’s application to abandon SJGS Units 2 and 3 and for CCNs for certain replacement resources and because they asserted that the 2014 IRP did not conform to the NMPRC’s IRP rule. The NMPRC issued an order in August 2014 that docketed a case to determine whether the 2014 IRP complied with applicable NMPRC rules. The order also held the case in abeyance pending the issuance of final, non-appealable orders in PNM’s 2015 renewable energy procurement plan case and its application to retire SJGS Units 2 and 3. On May 4, 2016, the NMPRC issued a Notice of Proposed Dismissal, stating that the docket would be closed with prejudice within thirty days unless good cause was shown why the docket should remain open. On May 31, 2016, NEE filed a request to hold the protests filed against PNM’s 2014 IRP in abeyance or to dismiss those protests without prejudice. PNM responded on June 13, 2016 and requested that the NMPRC dismiss the case with prejudice. The NMPRC has not yet acted on its Notice of Proposed Dismissal or the request filed on May 31, 2016. PNM is not able to predict the potential outcome of this matter but does not anticipate the NMPRC will take any further action.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

2017 IRP
PNM filed its 2017 IRP on July 3, 2017. The 2017 IRP addresses the 20-year planning period, from 2017 through 2036 and includes an action plan describing PNM’s plan to implement the 2017 IRP in the four-year period following its filing. The 2017 IRP analyzed several scenarios utilizing assumptions that PNM continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP included, among other things, that retiring PNM’s share of SJGS in 2022 and existing ownership in Four Corners in 2031 would provide long-term cost savings for PNM’s customers and that the best mix of new resources to replace the retired coal generation would include solar energy and flexible natural gas-fired peaking capacity as well as energy storage, if the economics support it, and wind energy provided additional transmission capacity becomes available. The 2017 IRP also indicated that PNM should retain the currently leased capacity in PVNGS. See additional discussion of PNM’s leased capacity in PVNGS below and in Note 8.

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

As discussed below, on July 1, 2019, PNM submitted its SJGS Abandonment Application with the NMPRC requesting approval to retire SJGS in 2022, for replacement resources, and for issuance of securitized financing under the ETA. Many of the assumptions and findings included in PNM’s July 1, 2019 filing were consistent with those identified in PNM’s 2017 IRP. The SJGS Abandonment Application and the 2017 IRP are not a final determinations of PNM’s future generation portfolio. PNM will also be required to obtain NMPRC approval of an exit from Four Corners, which PNM will seek at an appropriate time in the future. Likewise, NMPRC approval of new generation resources through CCNs, PPAs, or other applicable filings will be required.

2020 IRP

In the third quarter of 2019, PNM initiated its 2020 IRP process which will cover the 20-year planning period from 2019 through 2039. Consistent with historical practice, PNM has provided notice to various interested parties and has hosted a series of public advisory presentations. NMPRC rules require PNM to file its 2020 IRP in July 2020. PNM will continue to seek input from interested parties as a part of this process. PNM cannot predict the outcome of these matters.

SJGS Abandonment Application

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application seeks NMPRC approval to retire PNM’s share of SJGS after the existing coal supply and participation agreements end in June 2022, for approval of replacement resources, and for the issuance of “energy transition bonds,” as provided by the ETA. PNM’s application proposes several replacement resource scenarios including PNM’s recommended replacement scenario, which would provide cost savings to customers compared to continued operation of SJGS, preserves system reliability, and is consistent with PNM’s plan to have an emissions-free generation portfolio by 2040. This plan would provide PNM authority to construct and own a 280 MW natural gas-fired peaking plant, to be located on the existing SJGS facility site, and 70 MW of battery storage facilities. In addition, PNM’s recommended replacement resource scenario would allow PNM to execute PPAs to procure renewable energy from a total of 350 MW of solar-PV generating facilities and for energy from a total of 60 MW of battery storage facilities. PNM’s application included three other replacement resource scenarios that would place a greater amount of resources in the San Juan area, or result in no new fossil-fueled generating facilities, or no battery storage facilities being added to PNM’s portfolio. When compared to PNM’s recommended replacement resource scenario, the three alternative resource

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

scenarios are expected to result in increased costs to customers and the two alternative resource scenarios that result in no new fossil-fueled generating facilities are expected to provide lower system reliability. The SJGS Abandonment Application includes a request to issue approximately $361 million of energy transition bonds (the “Securitized Bonds”). PNM’s request for the issuance of Securitized Bonds includes approximately $283 million of forecasted undepreciated investments in SJGS at June 30, 2020, an estimated $28.6 million for plant decommissioning and coal mine reclamation costs, approximately $9.6 million in upfront financing costs, and approximately $20.0 million for job training and severance costs for affected employees. Proceeds from the Securitization Bonds would also be used to fund approximately $19.8 million for economic development in the four corners area.

The NM Supreme Court granted a request by PNM to stay a January 30, 2019 NMPRC order requiring PNM to file an abandonment application for SJGS by March 1, 2019. On June 26, 2019, and after the effective date of the ETA, the NM Supreme Court lifted the stay and denied PNM’s petition without discussion. See Note 16. On July 10, 2019, the NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing, and the other addressing replacement resources. The NMPRC indicated that PNM’s July 1, 2019 filing is responsive to the January 30, 2019 order but did not definitively indicate if the abandonment and financing proceedings will be evaluated under the requirements of the ETA. The NMPRC’s July 10, 2019 order also extended the deadline to issue the abandonment and financing order to nine months and to issue the replacement resources order to 15 months. On July 22, 2019, Western Resource Advocates filed a motion for clarification, reconsideration, and request for oral argument with the NMPRC. The motion requested the NMPRC clarify whether it intends to evaluate the abandonment and financing proceeding under the requirements of the ETA and, in the event the abandonment and financing proceeding will not be evaluated under the ETA, to reconsider its decision and provide parties an opportunity to present oral argument on the matter. The NMPRC chair responded on July 24, 2019, indicating that the Hearing Examiners assigned to the proceeding would address the issue of law applicable to the approvals sought by PNM in the scheduling orders. On July 25, 2019, the Hearing Examiners issued procedural orders that set public hearings on SJGS abandonment and related financing to begin on December 10, 2019, on PNM’s proposed PPA replacement resources to begin on December 2, 2019, and on PNM-owned replacement resources to begin on March 2, 2020.  These procedural orders were subsequently amended to allow public hearings for both the PPA and PNM-owned replacement resources to begin in January 2020. The procedural orders also required PNM to file legal brief by August 23, 2019 regarding the extent to which the state constitution might prevent the ETA from applying to the issues in each proceeding, that parties file responses to PNM’s legal briefs by October 18, 2019, and that parties may file testimony on the merits of their claims regarding the SJGS abandonment and replacement resources if the ETA is ultimately determined to not apply to PNM’s application. On July 29, 2019, Western Resource Advocates filed a motion for interlocutory appeal of the July 24, 2019 order indicating that the procedural order would not provide parties adequate time to determine the applicability of the ETA and requesting an expedited decision from the NMPRC stating their intent to review the proceedings under the requirements of the ETA or under prior law. On August 21, 2019, the NMPRC denied the motion for interlocutory appeal. On August 23, 2019, PNM filed legal briefing in support of the applicability of the ETA to all aspects of the consolidated application. On October 18, 2019, various parties filed legal briefings with a range of positions that support or oppose the applicability of the ETA, as well as testimony regarding the SJGS abandonment and financing proceedings. Hearings on the abandonment and securitized financing proceedings were held in December 2019 and hearings on replacement resources were held in January 2020.

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

On December 9, 2019, the Governor of the State of New Mexico, the President of the Navajo Nation, and several New Mexico state senators and representatives filed an emergency petition for a writ of mandamus requesting the NM Supreme Court require the NMPRC to comply with its constitutional duties and apply the ETA to every aspect of PNM’s SJGS Abandonment Application. The petition indicated the NMPRC’s January 2019 order to initiate SJGS abandonment proceedings was intended to create a pending case predating the effectiveness of the ETA, that irreversible harm to the state of New Mexico and the Navajo Nation has resulted from the NMPRC’s refusal to establish the applicability of the ETA, and that the NMPRC’s refusal to review the SJGS abandonment and financing proceedings under the ETA violates the authority of the legislature and the separation of powers doctrine. On December 16, 2019, the NM Supreme Court issued an order requiring responses by January 3, 2020. PNM and other parties filed in support of the petition and NEE submitted a filing indicating the petition should be denied. On January 3, 2020, the NMPRC filed its response stating that, among other things, the NMPRC’s order initiating SJGS abandonment proceedings was made pursuant to the NMPRC’s December 2015 order authorizing the abandonment of SJGS Units 2 and 3 by

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

December 2017, which predates the ETA and required PNM to submit a filing regarding the future of SJGS by December 31, 2018, and that the NMPRC has an obligation to provide parties in the case due process regarding the applicability of the ETA to PNM’s application. In January 2020, the NM Supreme Court denied NEE’s and other parties petitions, granted PNM’s motion to intervene, and scheduled oral arguments to be presented by the NMPRC and PNM. On January 29, 2020, and after oral argument, the NM Supreme Court issued a ruling requiring the NMPRC apply the ETA to all aspects of PNM’s SJGS Abandonment Application, indicating any previous NMPRC orders inconsistent with their ruling should be vacated, and denying parties’ request for stay.

On February 21, 2020, the Hearing Examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of the separate replacement resources proceeding, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The Hearing Examiners recommended that PNM be authorized to abandon SJGS by June 30, 2022, and to record regulatory assets for certain other abandonment costs that are not specifically addressed under the provisions of the ETA. These additional costs would be subject to review in a future proceeding.  The Hearing Examiners also recommended PNM be authorized to issue Securitized Bonds of up to $361 million and establish a rate rider to collect non-bypassable customer charges for repayment of the bonds and be subject to bi-annual adjustments (the “Energy Transition Charge”). The Hearing Examiners recommended an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the Hearing Examiners recommended PNM be granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, and economic development costs.  Exceptions to the recommended decisions are due March 4, 2020 and responses to exceptions are due March 6, 2020.  The Hearing Examiners also found that the statutory deadline for action by the Commission is April 1, 2020.

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

Joint Petition to Investigate PNM’s Option to Purchase Assets Underlying Certain Leases in PVNGS

On April 22, 2019, NEE and other parties, which consist primarily of environmental not-for-profit organizations, filed a joint petition for expedited investigation with the NMPRC. The joint petition requested the NMPRC open an investigation regarding PNM’s option to purchase the assets underlying the PVNGS Unit 1 and 2 leases that will expire in January 2023 and 2024. Various parties filed to participate in the request. On May 8, 2019, the NMPRC issued an order requiring a response from both PNM and NMPRC staff. PNM filed responses indicating, among other things, that the joint petition should be denied, and that PNM has not yet made a decision to purchase or return the assets underlying the leases that expire in January 2023 and 2024. On September 16, 2019, NEE and the other parties filed a motion reiterating their initial petition and seeking the appointment of a hearing examiner to preside over the requested proceeding. On September 30, 2019, PNM filed its response in opposition stating that PNM had previously refuted NEE’s arguments and that there is no need for a hearing examiner to be assigned to this matter. On January 3, 2020, PNM filed notice with the NMPRC of 60-day waivers of the deadline to provide notice to purchase or return the assets underlying the PVNGS Unit 1 leases. The deadline for PNM to provide irrevocable notice of its intent to purchase or return these interests is now March 16, 2020. On January 8, 2020, the NMPRC issued an order denying the petition for investigation. PNM has committed to provide the NMPRC with timely updates on any decisions related to these interests and will file any necessary requests for approval associated with its decision. This matter is now completed.

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
December 31, 2019, 2018 and 2017

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

Advanced Metering Infrastructure Application

On February 26, 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”). The application asked the NMPRC to authorize the recovery of the cost of the project, up to $87.2 million, which was subsequently adjusted to $95.1 million, and includes the costs of customer education, severances for affected employees, and other costs, in future ratemaking proceedings, as well as to approve the recovery of the remaining undepreciated investment in existing metering equipment estimated to be approximately $33 million at the date of implementation. After extensive public hearings and discovery, on March 19, 2018, the Hearing Examiner issued a recommended decision finding that PNM had not proven a net public benefit in the case and recommending the NMPRC not approve the application. On April 2, 2018, PNM filed a statement on exceptions to the recommended decision indicating, among other things, that PNM disagreed with the finding that the record did not demonstrate a net public benefit to customers, but that PNM would not take exception to a recommendation to not approve the application. No other parties filed exceptions to the recommended decision by the required deadline. On April 11, 2018, the NMPRC adopted an order accepting the recommended decision and disapproving PNM’s application. The order indicated that PNM’s 2021 energy efficiency plan application, to be filed in 2020, should include a proposal for an AMI pilot project.

Facebook, Inc. Data Center Project

On August 17, 2016, the NMPRC approved a PNM application in connection with services to be provided to Facebook, Inc. for a data center being constructed in PNM’s service area. The application included:

•	Two new electric service rates

•	A PPA under which PNM would purchase renewable energy from an affiliate of PNMR

•	A special service contract to provide electric service

Facebook’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. The cost of renewable energy procured is passed through to Facebook under a rate rider. A special service rate is applied to Facebook’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources. As of December 31, 2019, PNM is procuring energy from 80 MW of solar-PV capacity from NMRD, a 50% equity method investee of PNMR Development. See additional discussion of NMRD in Note 1.

In late 2017, PNM obtained NMPRC approval to enter into additional 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply renewable energy to the data center. These PPAs include the purchase of the power and RECs from:

•	Casa Mesa Wind, LLC, a subsidiary of NextEra Energy Resources, LLC, which is located near House, New Mexico, has a total capacity of 50 MW, and became operational in November 2018

•	A 166 MW portion of the La Joya Wind Facility, owned by Avangrid Renewables, LLC, which is expected to be located near Estancia, New Mexico and be operational in November 2020

•
Route 66 Solar Energy Center, LLC, a subsidiary of NextEra Energy Resources, LLC, which is expected to be located west of Albuquerque, New Mexico, have a total capacity of 50 MW, and be operational in December 2021

•
Two PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be owned and operated by NMRD. The first 50 MW of these facilities began commercial operation in December 2019 and the remaining capacity is expected to begin commercial operation in June 2020.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The two PPAs aggregating approximately 100 MW of capacity were subject to FERC approval, which was granted on August 1, 2019.

PNM Solar Direct
On May 31, 2019, PNM filed an application with the NMPRC for approval of a program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program. PNM proposes to recover costs of the program directly from subscribing customers through a rate rider. If approved by the NMPRC, PNM would procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. PNM had fully subscribed the entire output of the 50 MW facilities at the time of the filing. Hearings on the application concluded on January 9, 2020. On February 14, 2020, PNM and several other parties filed a joint proposed recommended decision addressing the Hearing Examiner’s questions in the filing and recommending the NMPRC approve PNM’s application. PNM cannot predict the outcome of this matter.

Application for a New 345-kV Transmission Line

On August 10, 2018, PNM filed an application seeking NMPRC approval of a CCN to construct and operate a 345-kV transmission line and associated facilities (the “BB2 Line”), and to determine the rate making treatment to apply to the BB2 line and related rights-of-way. In the application, PNM states that the BB2 line would run adjacent to one of PNM’s existing transmission lines and is necessary to serve additional renewable generating resources to be located in eastern New Mexico. PNM’s use of the BB2 line would benefit all customers and would include delivery of approximately 166 MW of renewable energy and RECs under a PPA, which had previously been approved by the NMPRC, from La Joya Wind and 140 MW from La Joya Wind that PNM included in PNM’s 2020 renewable energy procurement plan. PNM’s application requested that the NMPRC apply standard ratemaking treatment to the estimated $85 million cost of the project resulting in a jurisdictional allocation of costs to all of PNM’s transmission and retail customers. NMPRC staff supported PNM’s proposed ratemaking treatment of the BB2 project and indicated that the capacity and energy of the La Joya Wind PPA and related network upgrades to PNM’s transmission system would benefit all of PNM’s customers. On March 11, 2019, the Hearing Examiner assigned to the application issued a recommended decision recommending approval of the CCN and related rights-of-way but recommending the NMPRC deny PNM’s request to allocate a portion of cost of the BB2 Line to retail customers. The Hearing Examiner’s recommendation indicated the costs not recovered from retail customers be directly reimbursed to PNM by Facebook, Inc. As a result, Facebook, Inc. would be responsible for approximately 46%, or $39.0 million, of the estimated cost of the project. On March 20, 2019, PNM filed exceptions to the recommended decision and requested oral argument. In its filing, PNM refuted the proposed finding that the BB2 Line is not part of PNM’s overall transmission system, opposed the recommendation that approximately 46% of the estimated cost of the project be directly assigned to Facebook, Inc. and presented legal arguments in support of PNM’s originally proposed ratemaking treatment. On April 16, 2019, the NMPRC issued an order approving the Hearing Examiner’s recommended decision, including the requirement that PNM be directly reimbursed by Facebook, Inc. In late April 2019, PNM and other parties submitted filings with the NMPRC requesting rehearing and seeking reconsideration of the NMPRC’s decision to deny standard ratemaking treatment of the cost of the BB2 Line and associated facilities, which were denied. On May 21, 2019, PNM filed a motion requesting the NMPRC reopen the proceeding to admit new evidence of the benefits of the BB2 Line to retail customers and to modify the final order. On June 12, 2019, the NMPRC issued an updated final order but denied PNM’s motion to reopen the proceedings. The updated final order grants the CCN but defers rate making treatment to a future rate case. This matter is now concluded.

Western Spirit Line

On May 1, 2019, PNM, the New Mexico Renewable Energy Transmission Authority (“RETA”), a New Mexico state authority, and Western Spirit Transmission LLC (“Western Spirit”), an affiliate of Pattern Energy Group, Inc., entered into agreements for the construction of a transmission line to transmit power generated from wind facilities to be owned by Pattern Wind New Mexico, LLC (“Pattern Wind”), an affiliate of Western Spirit and Pattern Development. As a part of the arrangement, the parties executed a Build Transfer Agreement that would allow PNM to purchase the approximately 165-mile 345-kV transmission line and associated facilities (the “Western Spirit Line”). The Western Spirit Line will be developed and constructed by RETA and Western Spirit LLC and sold to PNM upon its commercial operation date. The Build Transfer Agreement contains a number of customary representations and warranties and indemnification provisions as well as closing conditions, including regulatory and third-party approvals, and if necessary, anti-trust review under the Hart-Scott-Rodino Act. The Build Transfer Agreement also includes termination provisions that can be exercised under certain circumstances, including failure of the developer to achieve project milestones or to achieve commercial operation by specified dates, and failure of an affiliate of Pattern Wind to provide adequate credit support prior to closing. PNM estimates the net cost of the project to be approximately $285 million, including an estimated $75 million that Pattern Wind has chosen to self-fund under the agreement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

On May 10, 2019, PNM filed an application with the NMPRC requesting that the NMPRC determine that it is not unlawful or inconsistent with the public interest for PNM to purchase the Western Spirit Line and requesting the NMPRC rule by November 6, 2019. Hearings were held on August 13, 2019. On September 11, 2019, the Hearing Examiner assigned to the application issued a recommended decision that would allow PNM to purchase the Western Spirit Line, and indicating that PNM’s proposal satisfies the NMPRC’s acquisition standards and that no CCN is required until such time that PNM seeks recovery for costs associated with the line from retail rate payers. On October 2, 2019, the NMPRC approved the recommended decision with limited modifications.

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
Hazard Sharing Agreements
On June 1, 2016, PNM and Tri-State entered into a one-year hazard sharing agreement, which expired on May 31, 2017.  PNM and Tri-State entered into an additional agreement, under substantially identical terms, for a term of five years beginning June 1, 2017, which was approved by the NMPRC.
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
Information about PNM’s purchases and sales is as follows:

	Sales		Purchases
	GWh	Amount	GWh	Amount
		(In millions)		(In millions)

Year Ended December 31, 2019	766.4	$21.7	693.6	$21.8
Year Ended December 31, 2018	725.7	25.8	822.7	28.7
Year Ended December 31, 2017	827.1	23.6	849.0	24.2

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
December 31, 2019, 2018 and 2017

Rate Case application proposed to refund $14.4 million of this regulatory liability over a period of five years and the remaining amount over the estimated useful lives of plant in service as of December 31, 2017.

On November 2, 2018, TNMP and other parties to the case filed an unopposed settlement agreement that was approved by the PUCT on December 20, 2018. The PUCT’s final order results in a $10.0 million annual increase to base rates. The key elements of the approved settlement include a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. As stated by the settlement agreement, the PUCT’s final order excludes certain items from rate base that were requested in TNMP’s original filing, including approximately $10.6 million of transmission investments that TNMP included in its January 2019 transmission cost of service filing, which was approved by the PUCT in March 2019. In addition, the PUCT’s final order requires TNMP to refund approximately $37.8 million of the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers over a period of five years and the remaining amount over the estimated useful lives of plant in service as of December 31, 2017; approves TNMP’s request to integrate revenues historically recorded under TNMP’s AMS rider, as well as other unrecovered AMS investments, into base rates; approves TNMP’s request for new depreciation rates; and approves a new rider to recover Hurricane Harvey restoration costs, net of amounts to be refunded to customers resulting from the reduction in the federal income tax rate in 2018. See Notes 13 and 18. The new rider is being charged to customers over a period of approximately three years beginning on the effective date of new base rates. New rates under the TNMP 2018 Rate Case were effective beginning on January 1, 2019.
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
The following sets forth TNMP’s approved EECRF increases:

Effective Date	Aggregate Collection Amount	Performance Bonus
	(In millions)
March 1, 2017	$6.0	$0.8
March 1, 2018	6.0	1.1
March 1, 2019	5.6	0.8

On May 30, 2019, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2020. On August 30, 2019, a unanimous settlement stipulation was filed with the PUCT that would allow TNMP to recover its requested $5.9 million of program costs in 2020, which includes a performance bonus of $0.8 million based on TNMP’s energy efficiency achievements in the 2018 plan year. The PUCT approved the settlement on December 13, 2019.

Recovery of TNMP Rate Case Costs

Recovery of the cost of TNMP’s rate case was moved into separate proceedings to begin after the conclusion of TNMP 2018 Rate Case. TNMP sought recovery of costs incurred through August 2019 in the amount of $3.8 million and proposed these costs be collected from customers over a three-year period. In October 2019, TNMP and other parties to the proceedings filed an unopposed settlement stipulation that reduced TNMP’s cost recovery to $3.3 million and provide for recovery over a period not to exceed two-years beginning on March 1, 2020. On January 16, 2020, the PUCT approved the settlement. As a result of the PUCT’s order, TNMP recorded a pre-tax write-off of $0.5 million as of December 31, 2019, which is reflected as regulatory disallowances on TNMP’s Consolidated Statements of Earnings.

Transmission Cost of Service Rates

TNMP can update its transmission cost of service (“TCOS”) rates twice per year to reflect changes in its invested capital

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

although updates are not allowed while a general rate case is in process. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 14, 2017	$30.2	$4.8
September 13, 2017	27.5	4.7
March 27, 2018	32.0	0.6
March 21, 2019	111.8	14.3
September 19, 2019	21.9	3.3

On February 6, 2020, TNMP filed an application to further update its transmission rates, which would increase revenues by $7.8 million annually, based on an increase in rate base of $59.2 million. The application is pending before the PUCT.
Periodic Distribution Rate Adjustment
PUCT rules permit interim rate adjustments to reflect changes in investments in distribution assets. Distribution utilities may file for a periodic rate adjustment between April 1 and April 8 of each year as long as the electric utility is not earning more than its authorized rate of return using weather-normalized data. TNMP has not made a filing to adjust rates for additional investments in distribution assets but plans to submit a distribution rate adjustment filing in April 2020.

Competition Transition Charge Compliance Filing

In connection with the adoption of Senate Bill 7 by the Texas Legislature in 1999 that deregulated electric utilities operating within ERCOT, TNMP was allowed to recover its stranded costs through the CTC and to recover a carrying charge on the CTC. The amounts yet to be collected are recorded as regulatory assets by TNMP. Further, the order authorizing TNMP’s CTC included a true-up provision requiring an adjustment to the CTC due to a cumulative over- or under-collection of revenues, including interest, greater-than or equal to 15% of the most recent annual CTC funding amount. On March 13, 2017, TNMP made a filing to true-up the CTC. The requested adjustment reduces the collection of the amortization by $1.1 million annually. The change was approved on April 5, 2017 and went into effect on June 1, 2017. TNMP estimates the CTC will be fully recovered in 2020.

Order Related to Changes in Federal Income Tax Rates

On January 25, 2018, the PUCT issued an accounting order that addresses the change in the federal corporate income tax rates on investor-owned utilities in the state of Texas. The order required investor-owned utilities to record a regulatory liability equal to the reduction in accumulated federal deferred income tax balances at the end of 2017 due to the change in the federal corporate income tax rate. In addition, the order required that a regulatory liability be recorded to reflect the difference between revenues collected under existing rates and those that would have been collected had those rates been set reflecting federal income tax reform beginning on the date of the order. In compliance with the PUCT order, during the year ended December 31, 2018, TNMP reduced revenues by $5.4 million, which amount was offset against TNMP’s Hurricane Harvey restoration costs and is being refunded to customers as a component of a new rate rider over a period of approximately three years beginning on January 1, 2019.

(18)	Income Taxes

Federal Income Tax Reform

On December 22, 2017, comprehensive changes in U.S. federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the deductibility of officer compensation. During 2019, the IRS issued proposed regulations related to certain officer compensation and proposed regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, the IRS issued proposed regulations interpreting Tax Act amendments to depreciation provisions of the IRC that allow the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Although most of the provisions of the Tax Act were not effective until 2018, GAAP required that some effects be recognized in 2017. Under the asset and liability method of accounting for income taxes used by the Company, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. At the date of enactment of the Tax Act, the Company had net deferred tax liabilities for its regulated activities and net deferred tax assets for non-regulated activities. As a result of the change in the federal income tax rate, the Company re-measured and adjusted its deferred tax assets and liabilities as of December 31, 2017. The portion of that adjustment not related to PNM’s and TNMP’s regulated activities was recorded as a reduction in net deferred tax assets and an increase in income tax expense. The portion related to PNM’s and TNMP’s regulated activities was recorded as a reduction in net deferred tax liabilities and an increase in regulatory liabilities.

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

GAAP requires that the impacts of adjusting existing deferred tax assets and liabilities for a change in an income tax rate be recognized in income tax expense during the period of enactment, including impacts that are reflected in AOCI. This resulted in the tax effects of items within AOCI not reflecting the appropriate tax rate and being stranded in AOCI. In February 2018, the FASB issued Accounting Standards Update 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to address this issue by allowing entities to reclassify the income tax effects of the Tax Act on items within AOCI to retained earnings. The Company records in AOCI, net of income taxes, unamortized gains and losses related to PNM’s defined benefit pension plans to the extent not attributed to regulated operations, unrealized gains on PNM’s available-for-sale debt securities, and unrealized gains and losses on cash flow hedges related to PNMR’s interest rate swaps. When amounts are reclassified from AOCI to the Consolidated Statement of Earnings, the Company recognizes the related income tax expense (benefit) at the tax rate in effect at that time. As permitted by ASU 2018-02, as of December 31, 2017, the Company reclassified the stranded federal income tax effects of the Tax Act on items recorded in AOCI, resulting in a net increase in retained earnings of $17.6 million. See Note 3.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance to address the application of GAAP to reflect the Tax Act in circumstances where all information and analysis was not yet available or complete. This bulletin provided for a one-year period in which to complete the required analyses and accounting for the impacts of the Tax Act. In accordance with SAB 118, the Company completed its analysis of the impacts of the Tax Act in 2018.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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

	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Net increase (decrease) in regulatory liabilities	$11,244	$(4,069)	$—	$7,175
Net decrease in deferred income tax liabilities (deferred income tax assets)	(2,175)	(9,784)	13,869	1,910
Net increase in affiliate receivables (affiliate payables)	12,300	4,042	(16,342)	—
Net deferred income tax expense	$1,119	$1,673	$2,473	$5,265

As discussed in Note 17, the NM Supreme Court issued a decision in May 2019 on the appeal of the NM 2015 Rate Case resulting in pre-tax impairments of $150.6 million in the year ending December 31, 2019. The impairments were recognized as discrete items within regulatory disallowances and restructuring costs resulting in tax benefits of $45.7 million, which is reflected in income taxes on the Company’s Consolidated Statements of Earnings for the year ended December 31, 2019.

PNMR
PNMR’s income taxes (benefits) consist of the following components:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current federal income tax	$60	$—	$—
Current state income tax	43	(244)	(188)
Deferred federal income tax	(20,372)	7,716	119,182
Deferred state income tax	(4,491)	648	11,632
Amortization of accumulated investment tax credits	(522)	(345)	(286)
Total income taxes (benefits)	$(25,282)	$7,775	$130,340

PNMR’s provision for income taxes (benefits) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Federal income tax at statutory rates	$14,038	$22,902	$79,016
Amortization of accumulated investment tax credits	(522)	(345)	(286)
Amortization of excess deferred income tax (Note 17)	(37,799)	(19,779)	—
Flow-through of depreciation items	1,136	712	1,147
Earnings attributable to non-controlling interest in Valencia	(2,991)	(3,173)	(5,256)
State income tax, net of federal benefit	298	1,358	5,398
Impairment of state net operating loss carryforwards	—	—	819
Allowance for equity funds used during construction	(1,990)	(2,185)	(3,331)
Impairment of charitable contribution carryforward	—	—	909
Regulatory recovery of prior year impairments of state net operating loss carryforward, including amortization	1,367	1,367	(2,225)
Federal income tax rate change	—	2,914	57,461
Tax expense (benefit) related to stock compensation awards	(795)	4,647	(2,324)
Other	1,976	(643)	(988)
Total income taxes (benefits)	$(25,282)	$7,775	$130,340

Effective tax rate	(37.82)%	7.13%	57.73%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss	$59,488	$82,386
Regulatory liabilities related to income taxes	145,087	158,416
Federal tax credit carryforwards	101,231	76,481
Shutdown of SJGS Units 2 and 3	—	1,638
Regulatory disallowance related to NM 2015 Rate Case (Note 17)	34,639	—
Other	54,199	97,515
Total deferred tax assets	394,644	416,436
Deferred tax liabilities:
Depreciation and plant related	(787,928)	(767,482)
Investment tax credit	(81,186)	(57,853)
Regulatory assets related to income taxes	(58,495)	(62,889)
CTC	(1,466)	(3,613)
Pension	(35,029)	(35,407)
Regulatory asset for shutdown of SJGS Units 2 and 3	(28,831)	(30,425)
Other	(27,767)	(59,486)
Total deferred tax liabilities	(1,020,702)	(1,017,155)
Net accumulated deferred income tax liabilities	$(626,058)	$(600,719)

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2019
(In thousands)
Net change in deferred income tax liability per above table	$25,339
Change in tax effects of income tax related regulatory assets and liabilities	(10,332)
Amortization of excess deferred income tax	(37,799)
Tax effect of mark-to-market adjustments	(2,261)
Tax effect of excess pension liability	(908)
Adjustment for uncertain income tax positions	499
Reclassification of unrecognized tax benefits	(499)
Amortization of state net operating loss recovered in prior years	1,367
Refundable alternative minimum tax credit carryforward reclassified to receivable	(576)
Other	(215)
Deferred income taxes (benefits)	$(25,385)

PNM
PNM’s income taxes (benefit) consist of the following components:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current federal income tax	$(6,266)	$(6,644)	$118
Current state income tax	449	(2,661)	(1,112)
Deferred federal income tax	(12,308)	5,661	73,308
Deferred state income tax	(7,590)	(2,080)	9,527
Amortization of accumulated investment tax credits	(247)	(247)	(286)
Total income taxes (benefit)	$(25,962)	$(5,971)	$81,555

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

PNM’s provision for income taxes (benefit) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Federal income tax at statutory rates	$6,187	$13,514	$59,139
Amortization of accumulated investment tax credits	(247)	(247)	(286)
Amortization of excess deferred income tax (Note 17)	(28,923)	(19,779)	—
Flow-through of depreciation items	1,077	674	1,103
Earnings attributable to non-controlling interest in Valencia	(2,991)	(3,173)	(5,256)
State income tax, net of federal benefit	92	1,323	4,926
Impairment of state net operating loss carryforwards	—	—	627
Allowance for equity funds used during construction	(1,398)	(1,716)	(3,032)
Regulatory recovery of prior year impairment of state net operating loss carryforward, net of amortization	1,367	1,367	(2,225)
Federal income tax rate change	—	(683)	29,606
Allocation of tax expense (benefit) related to stock compensation awards	(559)	3,967	(1,708)
Other	(567)	(1,218)	(1,339)
Total income taxes (benefit)	$(25,962)	$(5,971)	$81,555

Effective tax rate	(88.13)%	(9.28)%	48.27%

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss	$25,889	$50,762
Regulatory liabilities related to income taxes	114,849	125,395
Federal tax credit carryforwards	82,983	62,230
Shutdown of SJGS Units 2 and 3	—	1,638
Regulatory disallowance	34,639	—
Other	38,735	36,916
Total deferred tax assets	297,095	276,941
Deferred tax liabilities:
Depreciation and plant related	(630,293)	(606,673)
Investment tax credit	(74,667)	(55,484)
Regulatory assets related to income taxes	(49,479)	(53,561)
Pension	(30,609)	(31,046)
Regulatory asset for shutdown of SJGS Units 2 and 3	(28,831)	(30,425)
Other	(5,206)	(2,519)
Total deferred tax liabilities	(819,085)	(779,708)
Net accumulated deferred income tax liabilities	$(521,990)	$(502,767)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2019
(In thousands)
Net change in deferred income tax liability per above table	$19,223
Change in tax effects of income tax related regulatory assets and liabilities	(7,861)
Amortization of excess deferred income tax	(28,923)
Tax effect of mark-to-market adjustments	(2,962)
Tax effect of excess pension liability	(908)
Adjustment for uncertain income tax positions	488
Reclassification of unrecognized tax benefits	(488)
Amortization of state net operating loss recovered in prior years	1,367
Other	(81)
Deferred income taxes (benefits)	$(20,145)

TNMP
TNMP’s income taxes consist of the following components:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current federal income tax	$10,792	$13,347	$2,472
Current state income tax	1,904	1,753	1,765
Deferred federal income tax	(7,621)	(540)	27,304
Deferred state income tax	(29)	2,320	(29)
Total income taxes	$5,046	$16,880	$31,512

TNMP’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Federal income tax at statutory rates	$12,778	$14,379	$23,475
Amortization of excess deferred income tax	(8,876)	—	—
State income tax, net of federal benefit	1,532	1,454	1,198
Federal income tax rate change	—	—	7,865
Allocation of tax expense (benefit) related to stock compensation awards	(236)	735	(616)
Other	(152)	312	(410)
Total income taxes	$5,046	$16,880	$31,512

Effective tax rate	8.29%	24.65%	46.98%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The components of TNMP’s net accumulated deferred income tax liability at December 31, were:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Regulatory liabilities related to income taxes	$30,238	$33,021
Other	3,788	4,517
Total deferred tax assets	34,026	37,538
Deferred tax liabilities:
Depreciation and plant related	(142,791)	(136,117)
CTC	(1,466)	(3,613)
Regulatory assets related to income taxes	(9,016)	(9,328)
Loss on reacquired debt	(6,345)	(6,617)
Pension	(4,420)	(4,361)
AMS	(8,473)	(10,030)
Other	(1,666)	(3,710)
Total deferred tax liabilities	(174,177)	(173,776)
Net accumulated deferred income tax liabilities	$(140,151)	$(136,238)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2019
(In thousands)
Net change in deferred income tax liability per above table	$3,913
Change in tax effects of income tax related regulatory assets and liabilities	(2,471)
Amortization of excess deferred income tax	(8,876)
Other	(216)
Deferred income taxes (benefits)	$(7,650)

Other Disclosures

GAAP requires that the Company recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. A reconciliation of unrecognized tax benefits is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Balance at December 31, 2016	$6,752	$3,949	$—
Additions based on tax positions related to 2017	262	262	—
Additions (reductions) for tax positions of prior years	2,415	2,352	63
Settlement payments	—	—	—
Balance at December 31, 2017	9,429	6,563	63
Additions based on tax positions related to 2018	543	543	—
Additions (reductions) for tax positions of prior years	222	182	40
Settlement payments	—	—	—
Balance at December 31, 2018	10,194	7,288	103
Additions based on tax positions related to 2019	329	329	—
Additions (reductions) for tax positions of prior years	170	159	11
Settlement payments	—	—	—
Balance at December 31, 2019	$10,693	$7,776	$114

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Included in the balance of unrecognized tax benefits at December 31, 2019 are $10.1 million, $7.2 million, and $0.1 million that, if recognized, would affect the effective tax rate for PNMR, PNM, and TNMP. The Company does not anticipate that any unrecognized tax expenses or unrecognized tax benefits will be reduced or settled in 2020.

PNMR, PNM, and TNMP had no estimated interest income or expense for the years ended December 31, 2019, 2018, and 2017. There was no accumulated accrued interest receivable or payable related to income taxes as of December 31, 2019 and 2018.

The Company files a federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2015 are closed to examination by either federal or state taxing authorities other than Arizona. The tax years prior to 2014 are closed to examination by Arizona taxing authorities. Other tax years are open to examination by federal and state taxing authorities and net operating loss carryforwards are open to examination for the years in which the carryforwards are utilized. At December 31, 2019, the Company has $286.6 million of federal net operating loss carryforwards that expire beginning in 2030 and $101.2 million of federal tax credit carryforwards that expire beginning in 2023. State net operating losses expire beginning in 2035 and vary from federal due to differences between state and federal tax law.

In 2013, New Mexico House Bill 641 reduced the New Mexico corporate income tax rate from 7.6% to 5.9%. The rate reduction was being phased-in from 2014 to 2018. In accordance with GAAP, PNMR and PNM adjusted accumulated deferred income taxes to reflect the tax rate at which the balances are expected to reverse during the period that includes the date of enactment, which was in the year ended December 31, 2013. At that time, the portion of the adjustment related to PNM’s regulated activities was recorded as a reduction in deferred tax liabilities and an increase in a regulatory liability, based on the assumption that PNM would be required to return the benefit to customers over time. PNM’s NM 2016 Rate Case (Note 17) reflects the benefit of the lower New Mexico corporate income tax rate being returned to customers over a three-year period beginning February 1, 2018. In addition, the portion of the adjustment that was not related to PNM’s regulated activities was recorded as a reduction in deferred tax assets and an increase in income tax expense. Changes in the estimated timing of reversals of deferred tax assets and liabilities resulted in refinements of the impacts of this change in tax rates being recorded through December 31, 2017, at which time the impacts of the rate reduction were fully phased-in. Adjustments to deferred income taxes recorded as increases (decreases) in the regulatory liability and income tax expense were as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2017:
Regulatory liability	$(10,109)	$(10,109)	$—
Income tax expense	$(1,259)	$(1,179)	$—

In 2008, fifty percent bonus tax depreciation was enacted as a temporary two-year stimulus measure as part of the Economic Stimulus Act of 2008. Bonus tax depreciation in various forms has been continuously extended since that time, including by the Protecting Americans from Tax Hikes Act of 2015. The 2015 act extended and phased-out bonus tax depreciation through 2019. As discussed above the Tax Act eliminated bonus depreciation for utilities effective September 28, 2017. However, in 2018 the IRS issued proposed regulations interpreting Tax Act amendments to depreciation provisions of the IRC which allowed the Company to claim a bonus depreciation deduction on certain construction projects placed in service after the third quarter of 2017. As a result of the net operating loss carryforwards for income tax purposes created by bonus depreciation, certain tax carryforwards were not expected to be utilized before their expiration. In addition, as a result of Tax Act changes to the deductibility of officer compensation, certain deferred tax benefits related to compensation are not expected to be realized. In accordance with GAAP, the Company has impaired the deferred tax assets for tax carryforwards which are not expected to be utilized and for compensation that is not expected to be deductible.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The impairments after reflecting the expiration of carryforwards under applicable tax laws, net of federal tax benefit, for 2017 through 2019 are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2019:
State tax credit carryforwards	$425	$—	$—
State net operating loss carryforwards	$—	$—	$—
Charitable contribution carryforwards	$—	$—	$—
Compensation expense	$(99)	$(100)	$2
December 31, 2018:
State tax credit carryforwards	$—	$—	$—
State net operating loss carryforwards	$—	$—	$—
Charitable contribution carryforwards	$—	$—	$—
Compensation expense	$410	$298	$111
December 31, 2017:
State tax credit carryforwards	$—	$—	$—
State net operating loss carryforwards	$819	$627	$—
Charitable contribution carryforwards	$909	$—	$—

The impairments of unexpired state tax credits, state net operating loss, and charitable contribution carryforwards are reflected as a valuation allowance against deferred tax assets. The reserve balances, after reflecting expiration of carryforwards under applicable tax laws, at December 31, 2019 and 2018 are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2019:
State tax credit carryforwards	$425	$—	$—
State net operating loss carryforwards	$—	$—	$—
Charitable contribution carryforwards	$—	$—	$—
Compensation expense	$311	$198	$113
December 31, 2018:
State tax credit carryforwards	$—	$—	$—
State net operating loss carryforwards	$—	$—	$—
Charitable contribution carryforwards	$—	$—	$—
Compensation expense	$410	$298	$111

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

GAAP provides that in certain circumstances an entity may perform a qualitative analysis to conclude that the goodwill of a reporting unit is not impaired. Under a qualitative assessment an entity considers macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events affecting a reporting unit, as well as whether a sustained decrease (both absolute and relative to its peers) in share price has occurred. An entity considers the extent to which each of the adverse events and circumstances identified could affect the comparison of a reporting unit’s fair value with its carrying amount. An entity places more weight on the events and circumstances that most affect a reporting unit’s fair value or the carrying amount of its net assets. An entity also considers positive and mitigating events and circumstances that

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity evaluates, on the basis of the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative analysis is not required if, after assessing events and circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.

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

When PNMR performs a quantitative analysis for PNM or TNMP, a discounted cash flow methodology is primarily used to estimate the fair value of the reporting unit. This analysis requires significant judgments, including estimations of future cash flows, which is dependent on internal forecasts, estimations of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for the reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment.

When PNMR performs a qualitative or quantitative analysis for PNM or TNMP, PNMR considers market and macroeconomic factors including changes in growth rates, changes in the WACC, and changes in discount rates. The Company also evaluates its stock price relative to historical performance, industry peers, and to major market indices, including an evaluation of the Company’s market capitalization relative to the carrying value of its reporting units.

For its annual evaluations performed as of April 1, 2019, PNMR performed qualitative analyses for both the PNM and TNMP reporting units. The qualitative analysis was performed by considering changes in the Company’s expectations of future financial performance since the April 1, 2018 quantitative analysis performed for PNM, as well as the quantitative analysis performed for TNMP at April 1, 2016 and the qualitative analyses through April 1, 2018. This analysis considered Company specific events such as the potential impacts of legal and regulatory matters discussed in Note 16 and Note 17, including potential outcomes in PNM’s SJGS Abandonment Application, the impacts of the NM Supreme Court’s decision in the appeal of the NM 2015 Rate Case, and other potential impacts of changes in PNM’s resource needs based on PNM’s 2017 IRP. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2019 carrying values of PNM or TNMP exceeded their fair values.

For the annual evaluations performed as of April 1, 2018, PNMR utilized a quantitative analysis for the PNM reporting unit and a qualitative analysis for the TNMP reporting unit. The April 1, 2018 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 19%. The 2018 qualitative analysis for the TNMP reporting unit was performed by considering changes in expectations of future financial performance since the April 1, 2016 quantitative analysis that indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 32%. The 2018 analysis considered events specific to TNMP such as the potential impacts of legal and regulatory matters discussed in Note 16 and Note 17, including potential adverse outcomes in the then pending TNMP 2018 Rate Case. Based on an evaluation of these and other factors, the Company determined it is not more likely than not that the April 1, 2018 carrying values of PNM or TNMP exceed their fair values.

For the April 1, 2017 evaluation for both the PNM and TNMP reporting units, the qualitative analyses were performed by considering changes in the Company’s expectations of future financial performance since the April 1, 2016 quantitative analyses. These analyses considered Company specific events such as the potential impacts of legal and regulatory matters discussed in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Note 16 and Note 17, including the estimated impacts of the proposed revised stipulation in the PNM NM 2016 Rate Case, the impacts of potential outcomes of the matters appealed to the NM Supreme Court under the NM 2015 Rate Case, and the impacts of changes in PNM’s resource needs based on PNM’s 2017 IRP. These evaluations also considered changes in TNMP’s regulatory environment such as the PUCT’s then proposed amendments to the interim transmission cost of service filing rule, as well as potential outcomes associated with TNMP’s general rate case filing, which the Company filed in May 2018. Based on an evaluation of these and other factors, the Company determined it is not more likely than not that the April 1, 2017 carrying values of PNM or TNMP exceed their fair values.

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

See Note 7 for information on intercompany borrowing arrangements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Year Ended December 31,
	2019	2018	2017
		(In thousands)
Services billings:
PNMR to PNM	$96,327	$95,637	$97,914
PNMR to TNMP	36,554	33,493	31,095
PNM to TNMP	375	367	382
TNMP to PNMR	141	140	141
TNMP to PNM	—	—	154
PNMR to NMRD	238	183	—
Renewable energy purchases:
PNM from NMRD	3,124	2,924	—
Interconnection and facility study billings:
PNM to NMRD	650	2,108	—
PNM to PNMR	—	68,820	—
PNMR to PNM	68,820	—	—
Interest billings:
PNMR to PNM	3,365	2,585	21
PNM to PNMR	299	289	220
PNMR to TNMP	42	136	133
Income tax sharing payments:
PNMR to TNMP	—	—	—
PNMR to PNM	—	—	23,391
PNM to PNMR	—	134	—
TNMP to PNMR	12,996	3,424	20,686

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

(21) Quarterly Operating Results (Unaudited)
Unaudited operating results by quarters for 2019 and 2018 are presented below. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included. The annual results of basic and diluted earnings per share shown below may be impacted by rounding.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
PNMR
2019					(1)
Operating revenues	$349,645	$330,228	$433,586	$344,144
Operating income (loss)	36,723	(93,615)	140,540	60,552
Net earnings (loss)	21,662	(72,283)	106,763	35,989
Net earnings (loss) attributable to PNMR	18,700	(75,914)	102,771	31,805
Net earnings (loss) attributable to PNMR per common share:
Basic	0.23	(0.95)	1.29	0.40
Diluted	0.23	(0.95)	1.28	0.40
2018					(2)
Operating revenues	$317,878	$352,313	$422,666	$343,756
Operating income (loss)	46,132	79,329	127,990	(17,404)
Net earnings (loss)	18,799	42,449	91,573	(51,539)
Net earnings (loss) attributable to PNMR	14,990	38,208	87,521	(55,077)
Net earnings attributable to PNMR per common share:
Basic	0.19	0.48	1.10	(0.70)
Diluted	0.19	0.48	1.09	(0.69)
PNM					(1)
2019
Operating revenues	$269,318	$238,219	$331,113	$255,172
Operating income (loss)	24,293	(115,977)	108,453	44,299
Net earnings (loss)	21,974	(83,313)	84,721	32,040
Net earnings (loss) attributable to PNM	19,144	(86,812)	80,861	27,988
2018					(2)
Operating revenues	$236,232	$264,511	$331,374	$259,848
Operating income	28,292	52,879	102,516	(38,654)
Net earnings (loss)	11,514	30,781	81,428	(53,400)
Net earnings (loss) attributable to PNM	7,837	26,672	77,508	(56,806)
TNMP
2019
Operating revenues	$80,327	$92,009	$102,473	$88,972
Operating income	12,585	22,578	32,596	18,055
Net earnings	4,098	15,267	25,087	11,347
2018
Operating revenues	$81,646	$87,802	$91,292	$83,908
Operating income	18,532	26,829	27,824	23,312
Net earnings	9,413	15,367	16,100	10,711

(1) 2019 reflects pre-tax impairments of $150.6 million offset by $45.7 million of related tax impacts resulting from the NM Supreme Court’s ruling on the appeals in the NM 2015 Rate Case. See Note 17.

(2) 2018 reflects pre-tax regulatory disallowances and restructuring costs of $63.3 million primarily resulting from the impairment of PNM’s 132 MW and 65 MW interests in SJGS Unit 4 and for an adjustment to PNM’s coal mine reclamation obligation for the mine that serves SJGS. See additional discussion under December 2018 Compliance Filing and under Coal Mine Reclamation in Note 16.

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Operating Revenues	$—	$—	$—
Operating Expenses	3,983	7,475	2,902
Operating income (loss)	(3,983)	(7,475)	(2,902)
Other Income and Deductions:
Equity in earnings of subsidiaries	96,324	109,995	111,877
Other income	731	2,048	1,181
Net other income and deductions	97,055	112,043	113,058
Interest Charges	19,581	19,453	12,490
Earnings Before Income Taxes	73,491	85,115	97,666
Income Tax Expense (Benefit)	(3,872)	(527)	17,792
Net Earnings	$77,363	$85,642	$79,874

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net Cash Flows From Operating Activities	$2,001	$(2,566)	$(7,814)
Cash Flows From Investing Activities:
Utility plant additions	1,100	826	(180)
Investments in subsidiaries	(80,000)	(30,000)	(50,000)
Cash dividends from subsidiaries	54,465	129,379	105,084
Net cash flows from investing activities	(24,435)	100,205	54,904
Cash Flows From Financing Activities:
Short-term loan borrowings (repayments)	(150,000)	50,000	—
Revolving credit facility borrowings (repayments), net	123,900	(148,700)	42,600
Long-term borrowings	150,000	349,652	—
Repayment of long-term debt	—	(250,000)	—
Proceeds from stock option exercise	943	963	1,739
Purchases to satisfy awards of common stock	(9,918)	(12,635)	(13,929)
Dividends paid	(92,398)	(84,433)	(77,264)
Other, net	(107)	(2,414)	(269)
Net cash flows from financing activities	22,420	(97,567)	(47,123)
Change in Cash and Cash Equivalents	(14)	72	(33)
Cash and Cash Equivalents at Beginning of Period	93	21	54
Cash and Cash Equivalents at End of Period	$79	$93	$21
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$18,702	$15,450	$10,899
Income taxes paid (refunded), net	$—	$—	$—

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands)
Assets
Cash and cash equivalents	$79	$93
Intercompany receivables	79,059	82,539
Income taxes receivable	4,635	7,856
Other, net	2,876	5,635
Total current assets	86,649	96,123
Property, plant and equipment, net of accumulated depreciation of $14,583 and $13,518	24,313	25,413
Investment in subsidiaries	2,197,918	2,064,693
Other long-term assets	55,077	60,265
Total long-term assets	2,277,308	2,150,371
	$2,363,957	$2,246,494
Liabilities and Stockholders’ Equity
Short-term debt	$112,100	$170,000
Short-term debt-affiliate	40,619	8,819
Current maturities of long-term debt	50,000	—
Accrued interest and taxes	5,239	4,885
Other current liabilities	25,450	23,297
Total current liabilities	233,408	207,001
Long-term debt	449,048	348,310
Other long-term liabilities	2,803	2,803
Total liabilities	685,259	558,114
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,150,552	1,153,112
Accumulated other comprehensive income (loss), net of tax	(99,377)	(108,685)
Retained earnings	627,523	643,953
Total common stockholders’ equity	1,678,698	1,688,380
	$2,363,957	$2,246,494

See Notes 7, 8, 14, and 16 for information regarding commitments, contingencies, and maturities of long-term debt.

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2017	$1,209	$2,619	$—	$2,747	$1,081
2018	$1,081	$3,360	$—	$3,035	$1,406
2019	$1,406	$2,835	$—	$3,078	$1,163

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2017	$1,209	$2,615	$—	$2,743	$1,081
2018	$1,081	$3,338	$—	$3,013	$1,406
2019	$1,406	$2,790	$—	$3,033	$1,163

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2017	$—	$4	$—	$4	$—
2018	$—	$22	$—	$22	$—
2019	$—	$44	$—	$44	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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
“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein. PNMR’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, as an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal controls.
There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.
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

(c) Changes in internal controls.

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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
(c) Changes in internal controls.

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Reference is hereby made to “Proposal 1: Elect as Directors the Ten Director Nominees Named in the Proxy Statement” in PNMR’s Proxy Statement relating to the annual meeting of shareholders to be held on May 12, 2020 (the “2020 Proxy Statement”), to PART I, SUPPLEMENTAL ITEM – “EXECUTIVE OFFICERS OF THE COMPANY” in this Form 10-K, “Delinquent Section 16(a) Reports”, “Code of Ethics,” and “Board Committees and Their Functions” – “Audit and Ethics Committee” in the 2020 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its website. Information about the Company’s website is included under Part I, Item 1 – “Websites.”

ITEM 11.	EXECUTIVE COMPENSATION
Reference is hereby made to “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Change in Control, Termination, Retirement, or Impaction”, and “Director Compensation,” in the 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is hereby made to “Ownership of Our Common Stock – Largest Shareholders” and “ – Share Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information” in the 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is hereby made to “Information About Our Corporate Governance – Related Person Transaction Policy” and “ – Director Independence” in the 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2020 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2020 Proxy Statement for PNMR. All such fees are fees of PNMR. PNMR charges a management fee to PNM and TNMP that includes an allocation of independent auditor fees.

C - 2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Part II, Item 8.

(a) - 2.	Financial Statement Schedules for the years 2018, 2017, and 2016 are omitted for the reason that they are not required or the information is otherwise supplied under Part II, Item 8.

(a) - 3-A.	Exhibits Filed:

Exhibit No		Description

4.1	PNMR	Description of PNM Resources, Inc. Securities

4.2	PNM	Description of Public Service Company of New Mexico Securities

10.1**	PNMR	2020 Director Compensation Summary

21	PNMR	Certain subsidiaries of PNM Resources, Inc.

23.1	PNMR	Consent of KPMG LLP for PNM Resources, Inc.

23.2	PNM	Consent of KPMG LLP for Public Service Company of New Mexico

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document

101.SCH	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	PNMR, PNM, and TNMP	Cover Page Inline XBRL File (included in Exhibits 101)

(a) -3- B.	Exhibits Incorporated By Reference:
The documents listed below are being filed (as shown above) or have been previously filed on behalf of PNM Resources, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant (s) File No:

Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNMR, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNMR, Inc. with all amendments to and including October 24, 2017	3.4 to PNMR’s Current Report on Form 8-K filed October 25, 2017	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP with all amendments to and including June 18, 2013	3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013	2-97230 TNMP

Securities Instruments‡
PNMR
4.3	Description of PNM Resources, Inc. Securities	4.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2019	1-32462 PNMR

4.4	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.5	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNMR, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 15, 2005 PNMR Indenture)	4.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-32462 PNMR

4.6
Supplemental Indenture No. 3, dated as of March 9, 2018 between PNMR and MUFG Union Bank, N.A. (formerly Union Bank, N.A., as ultimate successor to JP Morgan Chase Bank, N.A.), as Trustee (for PNMR’s $300,000,000 3.250% Senior Notes due 2021)
		4.2 to PNMR’s Current Report on Form 8-K filed March 9, 2018	1-32462 PNMR

PNM
4.7	Description of Public Service Company of New Mexico Securities	4.2 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2019	1-6986 PNM

4.8	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.9	Sixth Supplemental Indenture, dated as of May 1, 2003, supplemental to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee (PVNGS Maricopa PCRBs, Series 2003A)	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.10
Eighth Supplemental Indenture, dated as of June 1, 2010, supplemental to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee (SJGS Farmington PCRBs Series 2010A-F)
		10.1 to PNM’s Current Report on Form 8-K/A filed July 29, 2010	1-6986 PNM

4.11
Ninth Supplemental Indenture, dated as of June 1, 2010, supplemental to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee (PVNGS Maricopa PCRBs Series 2010A-B)
		10.2 to PNM’s Current Report on Form 8-K/A filed July 29, 2010	1-6986 PNM

4.12	Agreement of Resignation, Appointment and Acceptance effective as of May 1, 2011, among PNM, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 11, 1998 PNM Indenture)	4.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-6986 PNM

4.13
Tenth Supplemental Indenture, dated as of September 1, 2012, supplemental to Indenture dated as of March 11, 1998, between PNM and Union Bank, N.A.(ultimate successor as trustee to The Chase Manhattan Bank), as Trustee (SJGS Farmington PCRBs Series 2012A)
		4.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012	1-6986 PNM

4.14
Eleventh Supplemental Indenture, dated as of September 1, 2016, supplemental to Indenture dated as of March 11, 1998, between PNM and MUFG Union Bank, N.A. (formerly Union Bank, N.A.) (ultimate successor as trustee to The Chase Manhattan Bank), as Trustee (SJGS and Four Corners Farmington PCRBs Series 2016A-B)
		4.1 to PNM’s Current Report on Form 8-K filed September 27, 2016	1-6986 PNM

4.15	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM’s Registration Statement No. 333-53367	333-53367 PNM

4.16	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNM, The Bank of New York Mellon Trust Company and Union Bank, N.A. (for August 1, 1998 PNM Indenture)	4.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-6986 PNM

4.17
Fourth Supplemental Indenture, dated as of October 12, 2011, supplemental to Indenture dated as of August 1, 1998, between PNM and Union Bank, N.A. (ultimate successor as trustee to The Chase Manhattan Bank), as Trustee ($160,000,000 of 5.35% Senior Notes due 2021, Series 2011)
		4.1 to PNM’s Current Report on Form 8-K filed October 12, 2011	1-6986 PNM

4.18
Fifth Supplemental Indenture, dated as of August 11, 2015, supplemental to the Indenture dated as of August 1, 1998, between PNM and MUFG Union Bank, N.A., as Trustee ($250,000,000 of 3.85% Senior Notes due 2025, Series 2015)
		4.2 to PNM’s Current Report on Form 8-K filed August 11, 2015	1-6986 PNM

TNMP
4.19	First Mortgage Indenture dated as of March 23, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.20	Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee ($75,000,000 First Mortgage Bonds due 2011, Series 2009C)	4.1 to TNMP’s Current Report on Form 8-K filed May 6, 2009	2-97230 TNMP

4.21
First Amendment dated as of December 16, 2010 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee to The Third Supplemental Indenture dated as of April 30, 2009 (First Mortgage Bonds Series 2009C)
		4.1 to TNMP’s Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

4.22	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among TNMP, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 23, 2009 TNMP Indenture)	4.4 to TNMP’s Quarterly Report Form 10-Q for the quarter ended June 30, 2011	2-97230 TNMP

4.23	Fifth Supplemental Indenture dated as of April 3, 2013 between TNMP and Union Bank, N.A., as Trustee ($93,198,000 of 6.95% First Mortgage Bonds due 2043, Series 2013A)	4.1 to TNMP’s Current Report on Form 8-K filed April 3, 2013	2-97230 TNMP

4.24	Sixth Supplemental Indenture dated as of June 27, 2014 between TNMP and Union Bank, N.A., as Trustee ($80,000,000 of 4.03% First Mortgage Bonds due 2043, Series 2014A)	4.1 to TNMP’s Current Report on Form 8-K filed June 27, 2014	2-97230 TNMP

4.25	Seventh Supplemental Indenture dated as of February 10, 2016 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.53% First Mortgage Bonds due 2026, Series 2016A)	4.1 to TNMP’s Current Report on Form 8-K filed February 10, 2016	2-97230 TNMP

4.26	Eighth Supplemental Indenture dated as of August 24, 2017 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.22% First Mortgage Bonds due 2028, Series 2017A)	4.1 to TNMP’s Current Report on Form 8-K filed August 24, 2017	2-97230 TNMP

4.27	Ninth Supplemental Indenture dated as of June 28, 2018 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.85% First Mortgage Bonds due 2028, Series 2018A)	4.1 to TNMP’s Current Report on Form 8-K filed July 2, 2018	2-97230 TNMP

4.28
Tenth Supplemental Indenture dated as of March 29, 2019 between TNMP and MUFG Union Bank, N.A., as Trustee ($75,000,000 of 3.79% First Mortgage Bonds due 2034, Series 2019B, $75,000,000 of 3.92% First Mortgage Bonds due 2039, Series 2019C, $75,000,000 of 4.06% First Mortgage Bonds due 2044, Series 2019D)
		4.1 to TNMP's Current Report on Form 8-K filed March 29, 2019	2-97230 TNMP

4.29	Eleventh Supplemental Indenture dated as of July 1, 2019 between TNMP and MUFG Union Bank, N.A., as Trustee ($80,000,000 of 3.60% First Mortgage Bonds due 2029, Series 2019A)	4.1 to TNMP's Current Report on Form 8-K filed July 1, 2019	2-97230 TNMP

Material Contracts
10.2
Sixth Amendment to and Restatement of Credit Agreement dated July 30, 2018 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNMR Revolving Credit Facility)
		10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	1-32462 PNMR

10.3
Seventh Amendment to Credit Agreement dated December 19, 2018 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNMR Revolving Credit Facility)
		10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2018	1-32462 PNMR

10.4	Term Loan Agreement dated December 14, 2018 among PNMR, the lenders party thereto, and MUFG Bank Ltd., as administrative agent (PNMR 2018 1-Year Unsecured Term Loan)	10.1 to PNMR’s Current Report on Form 8-K filed December 17, 2018	1-32462 PNMR

10.5	First Amendment to Term Loan Agreement, dated as of December 13, 2019, among PNMR, the lenders party thereto, and MUFG Bank, Ltd., as administrative agent	10.1 to PNMR’s Current Report on Form 8-K filed December 13, 2019	1-32462 PNMR

10.6	Term Loan Agreement dated December 21, 2018 among PNMR and Bank of America, N.A., as lender (PNMR 2-Year Unsecured Term Loan)	10.1 to PNMR’s Current Report on Form 8-K filed December 21, 2018	1-32462 PNMR

10.7	Term Loan Credit Agreement dated November 26, 2018 among PNMR Development and Key Bank National Association, as lender and administrative agent (PNMR Development Term Loan)	10.1 to PNMR’s Current Report on Form 8-K filed November 28, 2018	1-32462 PNMR

10.8	Guaranty dated as of November 26, 2018 made by PNMR in favor of lenders under PNMR Development Term Loan	10.2 to PNMR’s Current Report on Form 8-K filed November 28, 2018	1-32462 PNMR

10.9	Forward Sale Agreement dated January 7, 2020 between PNMR and Citibank, N.A. (defined term for this transaction)	10.1 to PNMR’s Current Report on Form 8-K filed January 10, 2020	1-32462 PNMR

10.10	Forward Sale Agreement dated January 7, 2020 between PNMR and Bank of America, N.A. (defined term for this transaction)	10.2 to PNMR’s Current Report on Form 8-K filed January 10, 2020	1-32462 PNMR

10.11	Additional Forward Sale Agreement dated January 8, 2020 between PNMR and Citibank, N.A. (defined term for this transaction)	10.3 to PNMR’s Current Report on Form 8-K filed January 10, 2020	1-32462 PNMR

10.12	Additional Forward Sale Agreement dated January 8, 2020 between PNMR and Bank of America, N.A. (defined term for this transaction)	10.4 to PNMR’s Current Report on Form 8-K filed January 10, 2020	1-32462 PNMR

10.13
Fourth Amendment to and Restatement of Credit Agreement dated October 19, 2018 among PNM, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNM Revolving Credit Facility)
		10.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	1-6986 PNM

10.14
Credit Agreement dated as of December 12, 2017 among PNM, the lenders identified therein, and U.S. Bank National Association, as administrative agent and BOKF, N.A. d/b/a Bank of Albuquerque, as syndication agent (PNM New Mexico Credit Facility)
		10.1 to PNM’s Current Report on Form 8-K filed December 12, 2017	1-6986 PNM

10.15	Term Loan Agreement dated as of January 18, 2019 among PNM, the lenders party thereto, and U.S. Bank National Association, as administrative agent (PNM 18-month Unsecured Term Loan)	10.1 to PNM’s Current Report on Form 8-K filed January 18, 2019	1-6986 PNM

10.16	Note Purchase Agreement dated July 28, 2017 between PNM and the purchasers named therein (PNM 2018 SUNs, Series A-H)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017	1-6986 PNM

10.17	Build Transfer Agreement dated May 1, 2019 among PNM, Renewable Energy Transmission Authority, and Western Spirit Transmission LLC (Western Spirit Line)	10.1 to PNM's Current Report on Form 8-K filed May 1, 2019	1-6986 PNM

10.18
Third Amended and Restated Credit Agreement dated as of September 25, 2017 among TNMP, the lenders identified therein and KeyBank National Association, as administrative agent (TNMP Revolving Credit Facility)
		10.1 to TNMP’s Current Report on Form 8-K filed September 27, 2017	2-97230 TNMP

10.19
First Amendment to Third Amended and Restated Credit Agreement dated April 19, 2019 among TNMP, the lenders party thereto, and KeyBank National Association, as administrative agent (TNMP Revolving Credit Facility)
		10.6 to TNMP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	2-97230 TNMP

10.20	Bond Purchase Agreement dated February 26, 2019 between TNMP and the purchasers named therein ($305,000,000 of 2019 TNMP Bonds)	10.3 to TNMP’s Annual Report on Form 10-K for the year ended December 31, 2018	2-97230 TNMP

10.21	Bond Purchase Agreement dated June 28, 2018 between TNMP and the purchasers named therein ($60,000,000 of 3.85% First Mortgage Bonds due 2028, Series 2018A)	10.1 to TNMP’s Current Report on Form 8-K filed July 2, 2018	2-97230 TNMP

10.22	Bond Purchase Agreement dated June 14, 2017 between TNMP and the purchasers named therein (for $60,000,000 3.22% First Mortgage Bonds due 2027, Series 2017A)	10.1 to TNMP’s Current Report on Form 8-K filed June 14, 2017	2-97230 TNMP

10.23**	PNMR 2014 Performance Equity Plan dated May 15, 2014	4.3 to PNMR’s Form S-8 Registration Statement filed May 15, 2014	333-195974 PNMR

10.24**	First Amendment to PNMR 2014 Performance Equity Plan	99.1 to PNMR’s Current Report on Form 8-K filed December 15, 2015	1-32462 PNMR

10.25**	Second Amendment to PNMR 2014 Performance Equity Plan effective January 1, 2017	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.26**	PNMR Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009	4.1 to PNMR’s Form S-8 Registration Statement filed May 20, 2009	333-159361 PNMR

10.27**	Amendment dated May 17, 2011 to PNMR’s Second Amended and Restated Omnibus Performance Equity Plan	10.1 to PNMR’s Current Report Form 8-K filed May 20, 2011	1-32462 PNMR

10.28**	Second Amendment executed March 28, 2012 to the PNMR Second Amended and Restated Omnibus Performance Equity Plan	10.6 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.29**	Third Amendment (approved by PNMR shareholders on May 15, 2012) to the PNMR Second Amended and Restated Omnibus Performance Equity Plan	10.1 to PNMR’s Current Report on Form 8-K filed May 17, 2012	1-32462 PNMR

10.30**	Fourth Amendment to the PNMR Second Amended and Restated Omnibus Performance Equity Plan effective January 1, 2017	10.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.31**	PNMR 2018 Officer Annual Incentive Plan dated March 22, 2018	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.32**	PNMR 2019 Officer Annual Incentive Plan dated March 28, 2019	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	1-32462 PNMR

10.33**	PNMR 2018 Long-Term Incentive Plan dated March 28, 2018	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.34**	PNMR 2017 Long-Term Incentive Plan dated March 31, 2017	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017	1-32462 PNMR

10.35**	PNMR 2019 Long-Term Incentive Plan dated March 28, 2019	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	1-32462 PNMR

10.36**	First Amendment to PNMR 2017 Long-Term Incentive Plan dated February 27, 2019	10.4 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	1-32462 PNMR

10.37**	PNMR Director Deferred Stock Rights Program effective December 1, 2017	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.38**	Form of Stock Option Award Agreement for non-qualified stock options granted under performance equity plan in 2010	10.3 to PNMR’s Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.39**	Form of the award agreement for non-qualified stock options granted under performance equity plan in 2007-2009	10.2 to PNMR’s Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.40**	Employee Retention Agreement executed March 4, 2015 between PNMR and Patricia K. Collawn	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015	1-32462 PNMR

10.41**	Discretionary Credit Award Agreement between PNMR and Charles Eldred effective February 21, 2019	10.5 to PNMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	1-32462 PNMR

10.42**	Acknowledgement Form for officer restricted stock rights and awards granted under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.4.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.43**	2019 Director Compensation Summary	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2018	1-32462 PNMR

10.44**	2020 Director Compensation Summary	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2019	1-32462 PNMR

10.45**	Acknowledgement Form for stock option awards granted to directors under the Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009, as amended	10.3 to PNMR’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.46**	Acknowledgment Form with attached Terms and Conditions for restricted stock rights awards granted to directors from 2014 - 2017 under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.4.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.47**	Acknowledgement Form with attached Terms and Conditions for restricted stock rights granted to directors on and after 2018 under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.48**	PNMR Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to PNMR’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.49**	First Amendment to PNMR Executive Spending Account Plan effective January 1, 2011	10.7 to PNMR’s Current Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.50**	Second Amendment to PNMR Executive Spending Account executed December 13, 2017	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.51**	Third Amendment to PNMR Executive Spending Account effective February 22, 2018	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.52**	PNMR Executive Savings Plan II (amended and restated effective January 1, 2015)	10.1.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.53**	First Amendment to PNMR Executive Savings Plan II executed April 15, 2016	10.7 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	1-32462 PNMR

10.54**	Summary of PNMR Officer Paid Time Off Program	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.55**	PNMR Annual Executive Physical Exam Program Wraparound Plan Document effective as of January 1, 2014	10.7 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2013	1-32462 PNMR

10.56**	PNMR Non-Union Severance Pay Plan effective August 1, 2007 (amended and restated)	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.57**	First Amendment to the PNMR Non-Union Severance Pay Plan executed November 20, 2008	10.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.58**	Second Amendment (executed March 27, 2012) to PNMR Non-Union Severance Pay Plan	10.8 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.59**	Third Amendment (executed November 11, 2015) to PNMR Non-Union Severance Pay Plan	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.60**	PNMR Officer Retention Plan executed March 28, 2012 as amended and restated effective as of January 1, 2012	10.7 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.61**	PNMR Officer Life Insurance Plan dated April 28, 2004	10.24.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.62**	First Amendment to PNMR Officer Life Insurance Plan dated December 16, 2004	10.27 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2004.	333-32170 PNMR

10.63**	Second Amendment to PNMR Officer Life Insurance Plan executed April 15, 2007	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.64**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.65**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.66**	Fifth Amendment to the PNMR Officer Life Insurance Plan executed December 16, 2011	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.67**	PNMR Officers Long Term Disability Coverage Description for Prudential Policy effective January 1, 2012	10.8 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	333-32170 PNMR

10.68**	Form of Amended and Restated Indemnity Agreement for PNMR officers and directors approved July 23, 2019	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	1-32462 PNMR

10.69	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.70
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.71	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.72	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.73	Coal Supply Agreement dated July 1, 2015 between Westmoreland Coal Company and PNM	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015	1-6986 PNM

10.74	Amendment No. 1 to Coal Supply Agreement dated November 1, 2017 between Westmoreland Coal Company and PNM	10.4 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2017	1-6986 PNM

10.75
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

10.76
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

10.78
Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973
		5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.79	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.80	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.81	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for year ended December 31, 1993	1-6986 PNM

10.82	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1994	1-6986 PNM

10.83	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.84	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.85	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the year ended December 31, 1990	1-6986 PNM

10.86	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2000	1-6986 PNM

10.87	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 13, 2011	10.1 to PNM’s Current Report on Form 8-K filed March 1, 2011	1-6986 PNM

10.88	Amendment No. 16, effective as of April 28, 2014, to the Arizona Nuclear Power Project Participation Agreement	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-6986 PNM

10.89	Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 transaction) together with Amendments No. 1, 2 and 3 thereto (refiled)	10.18 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.90	Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 transaction) together with Amendments No. 1, 2 and 3 thereto (refiled)	10.19 to PNM’s Annual Report on Form 10-K for year ended December 31, 1996	1-6986 PNM

10.91	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)	10.21 to PNM’s Annual Report on Form 10-K for year ended December 31, 1996	1-6986 PNM

10.92
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
		10.1 to PNM’s Current Report on Form 8-K filed March 18, 2014	1-6986 PNM

10.95	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between PNM and Mellon Bank, N.A.	10.68 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.96	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between PNM and Mellon Bank, N.A.	10.68.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1997	1-6986 PNM

10.97	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between PNM and Mellon Bank, N.A.	10.68.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 2003	1-6986 PNM

10.98	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.99	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNMR and TNMP for approval of the TNP acquisition	10.134 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

Subsidiaries
21	Certain subsidiaries of PNMR	21 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2019	1-32462 PNMR

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

PNM RESOURCES, INC.
(Registrant)

Date:	March 2, 2020	By	/s/ P. K. Collawn
P. K. Collawn
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Director	March 2, 2020
P. K. Collawn
Chairman, President, and
Chief Executive Officer

/s/ J. D. Tarry	Principal Financial Officer	March 2, 2020
J. D. Tarry
Senior Vice President and
Chief Financial Officer

/s/ H. E. Monroy	Principal Accounting Officer	March 2, 2020
H. E. Monroy
Vice President and Corporate Controller

/s/ V.A. Bailey	Director	March 2, 2020
V.A. Bailey

/s/ N.P. Becker	Director	March 2, 2020
N. P. Becker

/s/ E. R. Conley	Director	March 2, 2020
E. R. Conley

/s/ A. J. Fohrer	Director	March 2, 2020
A. J. Fohrer

/s/ S. M. Gutierrez	Director	March 2, 2020
S. M. Gutierrez

/s/ J.A. Hughes	Director	March 2, 2020
J.A. Hughes

/s/ M. T. Mullarkey	Director	March 2, 2020
M. T. Mullarkey

/s/ D. K. Schwanz	Director	March 2, 2020
D. K. Schwanz

/s/ B. W. Wilkinson	Director	March 2, 2020
B. W. Wilkinson

E - 1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	March 2, 2020	By	/s/ P. K. Collawn
P. K. Collawn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	March 2, 2020
P. K. Collawn
President and
Chief Executive Officer

/s/ J. D. Tarry	Principal Financial Officer and Director	March 2, 2020
J. D. Tarry
Senior Vice President and
Chief Financial Officer

/s/ H. E. Monroy	Principal Accounting Officer	March 2, 2020
H. E. Monroy
Vice President and Corporate Controller

/s/ R. N. Darnell	Director	March 2, 2020
R. N. Darnell

/s/ C. N. Eldred	Director	March 2, 2020
C. N. Eldred

/s/ C. M. Olson	Director	March 2, 2020
C. M. Olson

E - 2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date:	March 2, 2020	By	/s/ P. K. Collawn
P. K. Collawn
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	March 2, 2020
P. K. Collawn
Chief Executive Officer

/s/ J. D. Tarry	Principal Financial Officer and Director	March 2, 2020
J. D. Tarry
Senior Vice President and
Chief Financial Officer

/s/ H. E. Monroy	Principal Accounting Officer	March 2, 2020
H. E. Monroy
Vice President and Corporate Controller

/s/ R. N. Darnell	Director	March 2, 2020
R. N. Darnell

/s/ C. N. Eldred	Director	March 2, 2020
C. N. Eldred

/s/ C. M. Olson	Director	March 2, 2020
C. M. Olson

/s/ J. N. Walker	Director	March 2, 2020
J. N. Walker

E - 3