Form 10-Q
period 2020-03-31
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2020-05-01
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of May 1, 2020 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of May 1, 2020 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2017 IRP	PNM’s 2017 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ASU	Accounting Standards Update
August 2016 RD	Recommended Decision in PNM’s NM 2015 Rate Case issued by the Hearing Examiner on August 4, 2016
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
Board	Board of Directors of PNMR
BSER	Best System of Emissions Reduction Technology
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Casa Mesa Wind	Casa Mesa Wind Energy Center
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CFRE	Citizens for Fair Rates and the Environment
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIM	California Independent System Operator Western Energy Imbalance Market
EIS	Environmental Impact Study
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
ETA	The New Mexico Energy Transition Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate

Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatts
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR, now known as New Mexico PPA Corporation
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2017 Term Loan	PNM’s $200.0 Million Unsecured Term Loan
PNM 2019 $40.0 Million Term Loan	PNM's $40.0 Million Unsecured Term Loan
PNM 2019 $250.0 Million Term Loan	PNM’s $250.0 Million Unsecured Term Loan, which was repaid on April 15, 2020
PNM 2020 Note Purchase Agreement	PNM's Agreement for the sale of PNM 2020 SUNs
PNM 2020 SUNs	PNM's $200.0 million Senior Unsecured Notes issued on April 30, 2020
PNM 2020 Term Loan	PNM’s $250.0 million Unsecured Term Loan issued on April 15, 2020, of which $100.0 million was repaid on April 30, 2020

PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2018 One-Year Term Loan	PNMR’s $150.0 Million One-Year Unsecured Term Loan
PNMR 2018 SUNS	PNMR’s $300.0 Million Senior Unsecured Notes issued on March 9, 2018
PNMR 2018 Two-Year Term Loan	PNMR’s $50.0 Million Two-Year Unsecured Term Loan
PNMR 2019 Term Loan	PNMR's $150.0 Million Two-Year Unsecured Term Loan
PNMR 2020 Forward Equity Sale Agreements	PNMR's Block Equity Sale of 6.2 million Shares of PNMR Common Stock with Forward Equity Sales Agreements
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $40.0 Million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $90.0 Million Unsecured Term Loan
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act, as amended by the ETA
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application
PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA

SJGS CSA	San Juan Generating Station Coal Supply Agreement
SJGS RA	San Juan Project Restructuring Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application Filed May 30, 2018
TNMP 2019 Bonds	TNMP’s First Mortgage Bonds issued under the TNMP 2019 Bond Purchase Agreement
TNMP 2020 Bond Purchase Agreement	An agreement under which TNMP agreed to issue an aggregate of $185.0 Million of First Mortgage Bonds in 2020
TNMP 2020 Bonds	TNMP's First Mortgage Bonds issued under the TNMP 2020 Bond Purchase Agreement

TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
U.S	The United States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
Western Spirit Line	A 165-mile 345-kV transmission line that PNM has agreed to purchase, subject to certain conditions being met prior to closing
Westmoreland	Westmoreland Coal Company
WSJ	Westmoreland San Juan, LLC, formerly an indirect wholly-owned subsidiary of Westmoreland, and former owner of SJCC
WSJ LLC	Westmoreland San Juan Mining, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$322,983	$315,698
Alternative revenue programs	426	636
Other electric operating revenue	10,213	33,311
Total electric operating revenues	333,622	349,645
Operating Expenses:
Cost of energy	98,710	121,626
Administrative and general	46,032	52,336
Energy production costs	33,618	35,072
Regulatory disallowances and restructuring costs	—	1,345
Depreciation and amortization	68,973	65,356
Transmission and distribution costs	17,286	16,678
Taxes other than income taxes	21,265	20,509
Total operating expenses	285,884	312,922
Operating income	47,738	36,723
Other Income and Deductions:
Interest income	3,423	3,588
Gains (losses) on investment securities	(32,849)	14,014
Other income	2,316	3,446
Other (deductions)	(3,473)	(3,252)
Net other income and deductions	(30,583)	17,796
Interest Charges	30,434	31,634
Earnings (Loss) before Income Taxes	(13,279)	22,885
Income Taxes (Benefits)	(1,880)	1,223
Net Earnings (Loss)	(11,399)	21,662
(Earnings) Attributable to Valencia Non-controlling Interest	(3,729)	(2,830)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings (Loss) Attributable to PNMR	$(15,260)	$18,700
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	$(0.19)	$0.23
Diluted	$(0.19)	$0.23
Dividends Declared per Common Share	$0.3075	$0.2900

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net Earnings (Loss)	$(11,399)	$21,662
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) benefit of $1,088 and $(1,798)	(3,195)	5,280
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $301 and $172	(884)	(504)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(527) and $(470)	1,548	1,381
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax benefit of $507 and $311	(1,491)	(914)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $10 and $(68)	(28)	202
Total Other Comprehensive Income (Loss)	(4,050)	5,445
Comprehensive Income (Loss)	(15,449)	27,107
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,729)	(2,830)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income (Loss) Attributable to PNMR	$(19,310)	$24,145

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(11,399)	$21,662
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	77,535	73,946
Deferred income tax expense (benefit)	(1,826)	1,122
(Gains) losses on investment securities	32,849	(14,014)
Stock based compensation expense	3,801	3,257
Regulatory disallowances and restructuring costs	—	1,345
Allowance for equity funds used during construction	(1,195)	(2,049)
Other, net	776	444
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	14,027	15,842
Materials, supplies, and fuel stock	3,806	3,826
Other current assets	105	(1,778)
Other assets	7,429	13,463
Accounts payable	(1,224)	(7,642)
Accrued interest and taxes	(10,830)	6,443
Other current liabilities	(3,570)	2,060
Other liabilities	(16,485)	(13,243)
Net cash flows from operating activities	93,799	104,684

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(140,208)	(141,986)
Proceeds from sales of investment securities	149,355	74,460
Purchases of investment securities	(152,108)	(77,363)
Investments in NMRD	(10,000)	(7,000)
Other, net	122	(13)
Net cash flows from investing activities	(152,839)	(151,902)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	115,500	(12,100)
Long-term borrowings	—	475,000
Repayment of long-term debt	—	(200,000)
Proceeds from stock option exercise	24	930
Awards of common stock	(11,498)	(8,936)
Dividends paid	(24,625)	(23,232)
Valencia’s transactions with its owner	(6,434)	(4,263)
Transmission interconnection and security deposit arrangements	370	—
Refunds paid under transmission interconnection arrangements	(1,744)	—
Debt issuance costs and other, net	(137)	(2,215)
Net cash flows from financing activities	71,456	225,184

Change in Cash, Restricted Cash, and Equivalents	12,416	177,966
Cash, Restricted Cash, and Equivalents at Beginning of Period	3,833	2,122
Cash, Restricted Cash, and Equivalents at End of Period	$16,249	$180,088

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$26,658	$20,518
Income taxes paid (refunded), net	$(131)	$(235)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$6,699	$26,636

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$16,249	$3,833
Accounts receivable, net of allowance for credit losses of $1,414 and $1,163	83,089	85,889
Unbilled revenues	45,379	57,416
Other receivables	13,954	12,165
Materials, supplies, and fuel stock	74,124	77,929
Regulatory assets	7,355	7,373
Income taxes receivable	4,856	4,933
Other current assets	42,956	44,472
Total current assets	287,962	294,010
Other Property and Investments:
Investment securities	353,268	388,832
Equity investment in NMRD	75,203	65,159
Other investments	234	356
Non-utility property, net	16,177	12,459
Total other property and investments	444,882	466,806
Utility Plant:
Plant in service, held for future use, and to be abandoned	7,957,079	7,918,601
Less accumulated depreciation and amortization	2,755,566	2,713,503
	5,201,513	5,205,098
Construction work in progress	240,002	161,106
Nuclear fuel, net of accumulated amortization of $48,278 and $42,354	102,768	99,805
Net utility plant	5,544,283	5,466,009
Deferred Charges and Other Assets:
Regulatory assets	590,330	556,930
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	124,717	131,212
Other deferred charges	104,648	105,510
Total deferred charges and other assets	1,097,992	1,071,949
	$7,375,119	$7,298,774

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$300,600	$185,100
Current installments of long-term debt	539,555	490,268
Accounts payable	95,194	103,118
Customer deposits	10,470	10,585
Accrued interest and taxes	65,908	76,815
Regulatory liabilities	2,916	505
Operating lease liabilities	29,693	29,068
Dividends declared	24,625	24,625
Other current liabilities	45,959	47,397
Total current liabilities	1,114,920	967,481
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,468,720	2,517,449
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	630,844	626,058
Regulatory liabilities	867,803	866,243
Asset retirement obligations	184,951	181,962
Accrued pension liability and postretirement benefit cost	91,146	95,037
Operating lease liabilities	95,573	105,512
Other deferred credits	222,064	185,753
Total deferred credits and other liabilities	2,092,381	2,060,565
Total liabilities	5,676,021	5,545,495
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,142,879	1,150,552
Accumulated other comprehensive income (loss), net of income taxes	(103,427)	(99,377)
Retained earnings	587,770	627,523
Total PNMR common stockholders’ equity	1,627,222	1,678,698
Non-controlling interest in Valencia	60,347	63,052
Total equity	1,687,569	1,741,750
	$7,375,119	$7,298,774

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2019	$1,150,552	$(99,377)	$627,523	$1,678,698	$63,052	$1,741,750
Net earnings (loss) before subsidiary preferred stock dividends	—	—	(15,128)	(15,128)	3,729	(11,399)
Total other comprehensive income (loss)	—	(4,050)	—	(4,050)	—	(4,050)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(24,493)	(24,493)	—	(24,493)
Proceeds from stock option exercise	24	—	—	24	—	24
Awards of common stock	(11,498)	—	—	(11,498)	—	(11,498)
Stock based compensation expense	3,801	—	—	3,801	—	3,801
Valencia’s transactions with its owner	—	—	—	—	(6,434)	(6,434)
Balance at March 31, 2020	$1,142,879	$(103,427)	$587,770	$1,627,222	$60,347	$1,687,569

Balance at December 31, 2018	$1,153,113	$(108,684)	$643,953	$1,688,382	$64,212	$1,752,594
Net earnings before subsidiary preferred stock dividends	—	—	18,832	18,832	2,830	21,662
Total other comprehensive income	—	5,445	—	5,445	—	5,445
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(23,099)	(23,099)	—	(23,099)
Proceeds from stock option exercise	930	—	—	930	—	930
Awards of common stock	(8,936)	—	—	(8,936)	—	(8,936)
Stock based compensation expense	3,257	—	—	3,257	—	3,257
Valencia’s transactions with its owner	—	—	—	—	(4,263)	(4,263)
Balance at March 31, 2019	$1,148,364	$(103,239)	$639,554	$1,684,679	$62,779	$1,747,458

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$235,759	$235,941
Alternative revenue programs	2,161	66
Other electric operating revenue	10,213	33,311
Total electric operating revenues	248,133	269,318
Operating Expenses:
Cost of energy	74,524	99,339
Administrative and general	41,668	47,402
Energy production costs	33,618	35,072
Regulatory disallowances and restructuring costs	—	1,345
Depreciation and amortization	41,449	39,224
Transmission and distribution costs	10,915	10,633
Taxes other than income taxes	12,354	12,010
Total operating expenses	214,528	245,025
Operating income	33,605	24,293
Other Income and Deductions:
Interest income	3,496	3,656
Gains (losses) on investment securities	(32,849)	14,014
Other income	1,509	2,632
Other (deductions)	(2,687)	(2,288)
Net other income and deductions	(30,531)	18,014
Interest Charges	17,629	18,360
Earnings (Loss) before Income Taxes	(14,555)	23,947
Income Taxes (Benefits)	(2,359)	1,973
Net Earnings (Loss)	(12,196)	21,974
(Earnings) Attributable to Valencia Non-controlling Interest	(3,729)	(2,830)
Net Earnings (Loss) Attributable to PNM	(15,925)	19,144
Preferred Stock Dividends Requirements	(132)	(132)
Net Earnings (Loss) Available for PNM Common Stock	$(16,057)	$19,012

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net Earnings (Loss)	$(12,196)	$21,974
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) benefit of $1,088 and $(1,798)	(3,195)	5,280
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $301 and $172	(884)	(504)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gains) losses recognized as net periodic benefit cost, net of income tax expense (benefit) of $(527), and $(470)	1,548	1,381
Total Other Comprehensive Income (Loss)	(2,531)	6,157
Comprehensive Income (Loss)	(14,727)	28,131
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,729)	(2,830)
Comprehensive Income (Loss) Attributable to PNM	$(18,456)	$25,301

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(12,196)	$21,974
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	49,422	47,218
Deferred income tax expense (benefit)	(2,141)	2,063
(Gains) losses on investment securities	32,849	(14,014)
Regulatory disallowances and restructuring costs	—	1,345
Allowance for equity funds used during construction	(1,044)	(1,807)
Other, net	811	432
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	11,927	15,212
Materials, supplies, and fuel stock	4,340	3,671
Other current assets	(393)	(4,098)
Other assets	4,612	10,399
Accounts payable	(260)	(8,257)
Accrued interest and taxes	5,917	14,764
Other current liabilities	746	32,683
Other liabilities	(12,588)	(13,524)
Net cash flows from operating activities	82,002	108,061

Cash Flows From Investing Activities:
Utility plant additions	(70,586)	(75,876)
Proceeds from sales of investment securities	149,355	74,460
Purchases of investment securities	(152,108)	(77,363)
Other, net	122	(48)
Net cash flows from investing activities	(73,217)	(78,827)
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	2,000	(42,400)
Short-term borrowings (repayments) – affiliate, net	—	(19,800)
Long-term borrowings	—	250,000
Repayment of long-term debt	—	(200,000)
Dividends paid	(132)	(132)
Valencia’s transactions with its owner	(6,434)	(4,263)
Transmission interconnection and security deposit arrangements	370	—
Refunds paid under transmission interconnection arrangements	(1,744)	—
Debt issuance costs and other, net	(81)	(635)
Net cash flows from financing activities	(6,021)	(17,230)

Change in Cash, Restricted Cash, and Equivalents	2,764	12,004
Cash, Restricted Cash, and Equivalents at Beginning of Period	1,001	85
Cash, Restricted Cash, and Equivalents at End of Period	$3,765	$12,089

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$9,397	$9,070
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(2,366)	$11,407

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,765	$1,001
Accounts receivable, net of allowance for credit losses of $1,414 and $1,163	58,360	60,447
Unbilled revenues	35,951	46,602
Other receivables	13,001	11,039
Affiliate receivables	8,819	8,825
Materials, supplies, and fuel stock	67,886	72,225
Regulatory assets	7,331	7,373
Income taxes receivable	15,340	15,122
Other current assets	35,302	36,561
Total current assets	245,755	259,195
Other Property and Investments:
Investment securities	353,268	388,832
Other investments	56	178
Non-utility property, net	5,687	4,470
Total other property and investments	359,011	393,480
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,767,449	5,753,267
Less accumulated depreciation and amortization	2,103,398	2,076,291
	3,664,051	3,676,976
Construction work in progress	152,488	108,787
Nuclear fuel, net of accumulated amortization of $48,278 and $42,354	102,768	99,805
Net utility plant	3,919,307	3,885,568
Deferred Charges and Other Assets:
Regulatory assets	474,152	435,467
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	114,829	120,585
Other deferred charges	95,842	97,064
Total deferred charges and other assets	736,455	704,748
	$5,260,528	$5,242,991

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$60,000	$58,000
Current installments of long-term debt	100,308	350,268
Accounts payable	68,852	66,746
Affiliate payables	10,202	12,524
Customer deposits	10,470	10,585
Accrued interest and taxes	49,753	43,617
Regulatory liabilities	2,451	371
Operating lease liabilities	26,727	25,927
Dividends declared	40,785	132
Other current liabilities	26,776	25,066
Total current liabilities	396,324	593,236
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,648,093	1,397,752
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	525,590	521,990
Regulatory liabilities	679,743	683,398
Asset retirement obligations	184,052	181,081
Accrued pension liability and postretirement benefit cost	84,293	87,838
Operating lease liabilities	88,686	97,992
Other deferred credits	191,734	155,744
Total deferred credits and liabilities	1,754,098	1,728,043
Total liabilities	3,798,515	3,719,031
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(101,586)	(99,055)
Retained earnings	226,805	283,516
Total PNM common stockholder’s equity	1,390,137	1,449,379
Non-controlling interest in Valencia	60,347	63,052
Total equity	1,450,484	1,512,431
	$5,260,528	$5,242,991

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2019	$1,264,918	$(99,055)	$283,516	$1,449,379	$63,052	$1,512,431
Net earnings (loss)	—	—	(15,925)	(15,925)	3,729	(12,196)
Total other comprehensive income (loss)	—	(2,531)	—	(2,531)	—	(2,531)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(40,654)	(40,654)	—	(40,654)
Valencia’s transactions with its owner	—	—	—	—	(6,434)	(6,434)
Balance at March 31, 2020	$1,264,918	$(101,586)	$226,805	$1,390,137	$60,347	$1,450,484

Balance at December 31, 2018	$1,264,918	$(110,422)	$242,863	$1,397,359	$64,212	$1,461,571
Net earnings	—	—	19,144	19,144	2,830	21,974
Total other comprehensive income	—	6,157	—	6,157	—	6,157
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,263)	(4,263)
Balance at March 31, 2019	$1,264,918	$(104,265)	$261,875	$1,422,528	$62,779	$1,485,307

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$87,224	$79,757
Alternative revenue programs	(1,735)	570
Total electric operating revenues	85,489	80,327
Operating Expenses:
Cost of energy	24,186	22,287
Administrative and general	10,773	11,558
Depreciation and amortization	21,836	20,214
Transmission and distribution costs	6,371	6,045
Taxes other than income taxes	7,978	7,638
Total operating expenses	71,144	67,742
Operating income	14,345	12,585
Other Income and Deductions:
Other income	670	748
Other (deductions)	(109)	(163)
Net other income and deductions	561	585
Interest Charges	7,172	8,800
Earnings before Income Taxes	7,734	4,370
Income Taxes	642	272
Net Earnings	$7,092	$4,098

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$7,092	$4,098
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	22,117	20,514
Deferred income tax expense (benefit)	(2,090)	(4,343)
Other, net	(141)	(231)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	2,099	630
Materials and supplies	(534)	155
Other current assets	939	581
Other assets	2,310	2,712
Accounts payable	(1,828)	1,075
Accrued interest and taxes	(11,376)	(990)
Other current liabilities	(2,681)	3,190
Other liabilities	(700)	(1,536)
Net cash flows from operating activities	15,207	25,855
Cash Flows From Investing Activities:
Utility plant additions	(60,419)	(58,624)
Net cash flows from investing activities	(60,419)	(58,624)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	55,000	(17,500)
Short-term borrowings (repayments) – affiliate, net	—	(100)
Long-term borrowings	—	225,000
Dividends paid	—	(10,713)
Debt issuance costs and other, net	(53)	(1,561)
Net cash flows from financing activities	54,947	195,126

Change in Cash and Cash Equivalents	9,735	162,357
Cash and Cash Equivalents at Beginning of Period	1,000	—
Cash and Cash Equivalents at End of Period	$10,735	$162,357

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$9,452	$3,829
Income taxes paid (refunded), net	$(131)	$(235)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$2,839	$10,646

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$10,735	$1,000
Accounts receivable	24,729	25,442
Unbilled revenues	9,428	10,814
Other receivables	2,553	2,713
Affiliate receivables	846	—
Materials and supplies	6,238	5,704
Regulatory assets	24	—
Other current assets	564	1,280
Total current assets	55,117	46,953
Other Property and Investments:
Other investments	178	178
Non-utility property, net	9,196	6,684
Total other property and investments	9,374	6,862
Utility Plant:
Plant in service and plant held for future use	1,939,935	1,919,256
Less accumulated depreciation and amortization	526,060	516,795
	1,413,875	1,402,461
Construction work in progress	78,390	42,554
Net utility plant	1,492,265	1,445,015
Deferred Charges and Other Assets:
Regulatory assets	116,178	121,463
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	9,271	9,954
Other deferred charges	4,400	3,527
Total deferred charges and other assets	356,514	361,609
	$1,913,270	$1,860,439

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$70,000	$15,000
Accounts payable	15,931	20,598
Affiliate payables	3,013	5,419
Accrued interest and taxes	30,692	42,068
Dividends declared	11,347	—
Regulatory liabilities	465	134
Operating lease liabilities	2,624	2,753
Other current liabilities	6,903	3,565
Total current liabilities	140,975	89,537
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	670,626	670,691
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	139,449	140,151
Regulatory liabilities	188,060	182,845
Asset retirement obligations	899	881
Accrued pension liability and postretirement benefit cost	6,853	7,199
Operating lease liabilities	6,459	7,039
Other deferred credits	9,577	7,469
Total deferred credits and other liabilities	351,297	345,584
Total liabilities	1,162,898	1,105,812
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	614,166	614,166
Retained earnings	136,142	140,397
Total common stockholder’s equity	750,372	754,627
	$1,913,270	$1,860,439

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2019	$64	$614,166	$140,397	$754,627
Net earnings	—	—	7,092	7,092
Dividends declared on common stock	—	—	(11,347)	(11,347)
Balance at March 31, 2020	$64	$614,166	$136,142	$750,372

Balance at December 31, 2018	$64	$534,166	$139,863	$674,093
Net earnings	—	—	4,098	4,098
Dividends declared on common stock	—	—	(10,713)	(10,713)
Balance at March 31, 2019	$64	$534,166	$133,248	$667,478

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2020 and December 31, 2019, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2020 and 2019. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2019 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2020 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual audited Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2019 Annual Reports on Form 10-K.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. The Board declared dividends on common stock of $0.29 per share in February 2019 and $0.3075 per share in February 2020, which are reflected as "Dividends Declared per Common Share" on the PNMR Condensed Consolidated Statements of Earnings.

PNM declared cash dividends on its common stock to PNMR of $40.7 million in the three months ended March 31, 2020 that were subsequently paid on April 6, 2020. TNMP declared cash dividends on common stock to PNMR of $11.3

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million in the three months ended March 31, 2020 that were subsequently paid on April 1, 2020. TNMP declared and paid cash dividends on its common stock to PNMR of $10.7 million in the three months ended March 31, 2019.

New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company is presented below. The Company does not expect difficulty in adopting these standards by their required effective dates.

Accounting Standards Update 2018-14 – Compensation – Retirement Benefits – Defined Benefit Plans (Topic 715) Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14 to improve benefit plan sponsors’ disclosures for defined benefit pension and other post-employment benefit plans. ASU 2018-14 removes the requirement to disclose the amounts in other comprehensive income expected to be recognized as benefit cost over the next fiscal year and the requirement to disclose the impact of a one-percentage-point change in the assumed health care cost trend rate; clarifies the disclosure requirements for plans with assets that are less than their projected benefit, or accumulated benefit obligation; and requires significant gains and losses affecting benefit obligations during the period be disclosed. ASU 2018-14 is effective for the Company on December 31, 2020, although early adoption is permitted, and requires retrospective application. As discussed in Note 11 of the Notes to the Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K and in Note 10, PNM and TNMP maintain qualified defined benefit, other postretirement benefit plans providing medical and dental benefits, and executive retirement programs. The Company is in the process of evaluating the requirements of ASU 2018-14 but does not anticipate these changes will have a significant impact on the Company’s defined benefit and other postretirement benefit plan disclosures.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Corporate and Other

The Corporate and Other segment includes PNMR holding company activities, primarily related to corporate level debt and PNMR Services Company. The activities of PNMR Development, NM Capital, and the equity method investment in NMRD are also included in Corporate and Other. Eliminations of intercompany transactions are reflected in the Corporate and Other segment.

The following tables present summarized financial information for PNMR by segment. PNM and TNMP each operate in only one segment. Therefore, tabular segment information is not presented for PNM and TNMP.

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended March 31, 2020
Electric operating revenues	$248,133	$85,489	$—	$333,622
Cost of energy	74,524	24,186	—	98,710
Utility margin	173,609	61,303	—	234,912
Other operating expenses	98,555	25,122	(5,476)	118,201
Depreciation and amortization	41,449	21,836	5,688	68,973
Operating income (loss)	33,605	14,345	(212)	47,738
Interest income	3,496	—	(73)	3,423
Other income (deductions)	(34,027)	561	(540)	(34,006)
Interest charges	(17,629)	(7,172)	(5,633)	(30,434)
Segment earnings (loss) before income taxes	(14,555)	7,734	(6,458)	(13,279)
Income taxes (benefit)	(2,359)	642	(163)	(1,880)
Segment earnings (loss)	(12,196)	7,092	(6,295)	(11,399)
Valencia non-controlling interest	(3,729)	—	—	(3,729)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$(16,057)	$7,092	$(6,295)	$(15,260)

At March 31, 2020:
Total Assets	$5,260,528	$1,913,270	$201,321	$7,375,119
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended March 31, 2019
Electric operating revenues	$269,318	$80,327	$—	$349,645
Cost of energy	99,339	22,287	—	121,626
Utility margin	169,979	58,040	—	228,019
Other operating expenses	106,462	25,241	(5,763)	125,940
Depreciation and amortization	39,224	20,214	5,918	65,356
Operating income (loss)	24,293	12,585	(155)	36,723
Interest income	3,656	—	(68)	3,588
Other income (deductions)	14,358	585	(735)	14,208
Interest charges	(18,360)	(8,800)	(4,474)	(31,634)
Segment earnings (loss) before income taxes	23,947	4,370	(5,432)	22,885
Income taxes (benefit)	1,973	272	(1,022)	1,223
Segment earnings (loss)	21,974	4,098	(4,410)	21,662
Valencia non-controlling interest	(2,830)	—	—	(2,830)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$19,012	$4,098	$(4,410)	$18,700

At March 31, 2019:
Total Assets	$5,202,039	$1,871,780	$176,939	$7,250,758
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized			Fair Value
	Gains on			Adjustment
	Available-for-	Pension		for Cash
	Sale Debt	Liability		Flow
	Securities	Adjustment	Total	Hedges	Total
	(In thousands)
Balance at December 31, 2019	$10,638	$(109,693)	$(99,055)	$(322)	$(99,377)
Amounts reclassified from AOCI (pre-tax)	(1,185)	2,075	890	(38)	852
Income tax impact of amounts reclassified	301	(527)	(226)	10	(216)
Other OCI changes (pre-tax)	(4,283)	—	(4,283)	(1,998)	(6,281)
Income tax impact of other OCI changes	1,088	—	1,088	507	1,595
Net after-tax change	(4,079)	1,548	(2,531)	(1,519)	(4,050)
Balance at March 31, 2020	$6,559	$(108,145)	$(101,586)	$(1,841)	$(103,427)

Balance at December 31, 2018	$1,939	$(112,361)	$(110,422)	$1,738	$(108,684)
Amounts reclassified from AOCI (pre-tax)	(676)	1,851	1,175	270	1,445
Income tax impact of amounts reclassified	172	(470)	(298)	(68)	(366)
Other OCI changes (pre-tax)	7,078	—	7,078	(1,225)	5,853
Income tax impact of other OCI changes	(1,798)	—	(1,798)	311	(1,487)
Net after-tax change	4,776	1,381	6,157	(712)	5,445
Balance at March 31, 2019	$6,715	$(110,980)	$(104,265)	$1,026	$(103,239)

The Condensed Consolidated Statements of Earnings include pre-tax amounts reclassified from AOCI related to Unrealized Gains on Available-for-Sale Debt Securities in gains (losses) on investment securities, related to Pension Liability Adjustment in other (deductions), and related to Fair Value Adjustment for Cash Flow Hedges in interest charges. The income tax impacts of all amounts reclassified from AOCI are included in income taxes in the Condensed Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)    Earnings Per Share

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. PNMR’s potentially dilutive shares consist of restricted stock and PNMR common stock issuable under the PNMR 2020 Forward Equity Sale Agreements, which are calculated under the treasury stock method. See Notes 8 and 9. Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share amounts)
Net Earnings (Loss) Attributable to PNMR	$(15,260)	$18,700
Average Number of Common Shares:
Outstanding during period	79,654	79,654
Vested awards of restricted stock	217	239
Average Shares – Basic	79,871	79,893
Dilutive Effect of Common Stock Equivalents:
Restricted stock	—	78
Average Shares – Diluted(1)	79,871	79,971

Net Earnings (Loss) Per Share of Common Stock:
Basic	$(0.19)	$0.23
Diluted	$(0.19)	$0.23
(1) No potentially dilutive restricted stock or PNMR common stock under the PNMR 2020 Forward Equity Sale Agreements have been included in the computation of Average Shares – Diluted for the three months ended March 31, 2020 since the effect would be anti-dilutive.

(5)   Electric Operating Revenues

PNMR is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.

Additional information concerning electric operating revenue is contained in Note 4 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly and adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. On January 1, 2020, the Company adopted Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As a result of the adoption of the new standard, PNM updated its allowance for accounts receivable balances and recorded incremental credit losses of $0.3 million in the three months ended March 31, 2020. See additional discussion of ASU 2016-13 in Note 7.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects alternative revenue program revenues ("ARP") and other revenues.

	PNM	TNMP	PNMR Consolidated
Three Months Ended March 31, 2020	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$102,809	$31,898	$134,707
Commercial	86,349	28,685	115,034
Industrial	19,466	6,533	25,999
Public authority	4,347	1,423	5,770
Economy energy service	5,253	—	5,253
Transmission	14,167	18,012	32,179
Miscellaneous	3,368	673	4,041
Total revenues from contracts with customers	235,759	87,224	322,983
Alternative revenue programs	2,161	(1,735)	426
Other electric operating revenues	10,213	—	10,213
Total Electric Operating Revenues	$248,133	$85,489	$333,622

Three Months Ended March 31, 2019
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

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $56.7 million at March 31, 2020 and $59.3 million at December 31, 2019 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company has no contract assets as of March 31, 2020 or December 31, 2019. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer's capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. PNMR's, PNM's, and TNMP's contract liabilities and related revenues are insignificant for all periods presented. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

(6)     Variable Interest Entities

GAAP determines how an enterprise evaluates and accounts for its involvement with variable interest entities, focusing primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity (“VIE”). GAAP also requires continual reassessment of the primary beneficiary of a VIE. Additional information concerning PNM’s VIEs is contained in Note 10 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three months ended March 31, 2020 and 2019, PNM paid $5.0 million and $4.9 million for fixed charges and $0.4 million and less than $0.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating revenues	$5,353	$4,952
Operating expenses	1,624	2,122
Earnings attributable to non-controlling interest	$3,729	$2,830

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	March 31,	December 31,
	2020	2019
	(In thousands)
Current assets	$3,297	$5,094
Net property, plant, and equipment	57,871	58,581
Total assets	61,168	63,675
Current liabilities	821	623
Owners’ equity – non-controlling interest	$60,347	$63,052

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 11, PNM purchases coal for SJGS under the SJGS CSA. On October 9, 2018, Westmoreland filed a Current Report on Form 8-K with the SEC announcing it had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 15, 2019, Westmoreland emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, the assets of SJCC were sold to Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of WSJ including obligations to PNM under the SJGS CSA and to PNMR under letter of credit support agreements.

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
WSJ LLC is considered to be a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support constitute PNMR’s maximum exposure to loss from the VIE at March 31, 2020.

(7)    Fair Value of Derivative and Other Financial Instruments

Additional information concerning energy related derivative contracts and other financial instruments is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the three months ended March 31, 2020 and the year ended December 31, 2019, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	March 31, 2020	December 31, 2019
	(In thousands)
Other current assets	$1,095	$1,089
Other deferred charges	1,275	1,507
	2,370	2,596
Other current liabilities	(1,095)	(1,089)
Other deferred credits	(1,275)	(1,507)
	(2,370)	(2,596)
Net	$—	$—
PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. All of the assets and liabilities in the table above at March 31, 2020 and December 31, 2019 result from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery.

At March 31, 2020 and December 31, 2019, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at March 31, 2020 and December 31, 2019, amounts posted as cash collateral under margin arrangements were $0.5 million. At March 31, 2020 and December 31, 2019, obligations to return cash collateral were $0.9 million. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. There were no amounts hedged under this plan as of March 31, 2020 or December 31, 2019.
The effects of mark-to-market commodity derivative instruments on PNM’s revenues and cost of energy during the three months ended March 31, 2020 and 2019 were less than $0.1 million. Commodity derivatives had no impact on OCI for the periods presented.

PNM's energy and gas commodity volume positions at March 31, 2020 and December 31, 2019 net to zero.

PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At March 31, 2020 and December 31, 2019, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At March 31, 2020 and December 31, 2019, the fair value of investment securities included $299.9 million and $336.0 million for the NDT and $53.4 million and $52.8 million for the mine reclamation trusts.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2016, the FASB issued Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities recognize impairments of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining lives of the assets. The majority of the amendments made by the new standard are required to be applied using a modified retrospective approach. The amendments in ASU 2016-13 also require entities to separately measure and realize an impairment for credit losses on available-for-sale debt securities for which carrying value exceeds fair value, unless such securities have been determined to be other than temporarily impaired and the entire decrease in value has been realized as an impairment. The amendments relating to available-for-sale debt securities are required to be applied prospectively on the date of adoption. PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. As a result, the Company has no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. The Company adopted ASU 2016-13 on January 1, 2020, its required effective date. Adoption of the standard did not result in the Company recording a cumulative effect adjustment or impact the Company's accounting for its available-for-sale debt securities. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings.

Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$(1,315)	$1,387
Net gains (losses) from equity securities still held	(18,931)	9,602
Total net gains (losses) on equity securities	(20,246)	10,989
Available-for-sale debt securities:
Net gains (losses) on debt securities	(12,603)	3,025
Net gains (losses) on investment securities	$(32,849)	$14,014

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $(12.7) million and $3.4 million for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Proceeds from sales	$149,355	$74,460
Gross realized gains	$5,825	$4,189
Gross realized (losses)	$(7,035)	$(3,170)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2020, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$22,001
After 1 year through 5 years	71,816
After 5 years through 10 years	75,923
After 10 years through 15 years	12,345
After 15 years through 20 years	12,220
After 20 years	39,047
$233,352

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

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of March 31, 2020 and December 31, 2019. Management of the Company independently verifies the information provided by pricing services.

In August 2018, the FASB issued Accounting Standards Update 2018-13 – Fair Value Measurements (Topic 820) Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurements, to improve fair value disclosures. ASU 2018-13 eliminates certain disclosure requirements related to transfers between Levels 1 and 2 of the fair value hierarchy and the requirement to disclose the valuation process for Level 3 fair value measurements. ASU 2018-13 also amends certain disclosure requirements for investments measured at net asset value and requires new disclosures for Level 3 investments, including a new requirement to disclose changes in unrealized gains or losses recorded in OCI related to Level 3 fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020, its required effective date. The Company applied the requirements of the new standard using retrospective application, except for the new disclosures related to Level 3 investments, which are to be applied prospectively. Adoption of the standard did not have a material impact on the Company's disclosures.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
March 31, 2020
Cash and cash equivalents	$17,252	$17,252	$—
Equity securities:
Corporate stocks, common	49,838	49,838	—
Corporate stocks, preferred	7,974	2,365	5,609
Mutual funds and other	44,852	44,852	—
Available-for-sale debt securities:
U.S. government	46,450	30,630	15,820	$2,636
International government	12,802	—	12,802	236
Municipals	45,115	—	45,115	1,518
Corporate and other	128,985	403	128,582	4,420
	$353,268	$145,340	$207,928	$8,810

December 31, 2019
Cash and cash equivalents	$15,606	$15,606	$—
Equity securities:
Corporate stocks, common	64,527	64,527	—
Corporate stocks, preferred	9,033	2,212	6,821
Mutual funds and other	49,848	49,786	62
Available-for-sale debt securities:
U.S. government	48,439	31,389	17,050	$535
International government	15,292	—	15,292	1,193
Municipals	46,642	—	46,642	1,768
Corporate and other	139,445	187	139,258	10,801
	$388,832	$163,707	$225,125	$14,297

The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
March 31, 2020	(In thousands)
PNMR	$3,008,275	$3,060,098
PNM	$1,748,401	$1,763,727
TNMP	$670,626	$727,222

December 31, 2019
PNMR	$3,007,717	$3,142,704
PNM	$1,748,020	$1,795,149
TNMP	$670,691	$753,317

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)    Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. The Company has not awarded stock options since 2010 and all employee stock options expired or were exercised in February 2020. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.

Restricted stock under the PEP refers to awards of stock subject to vesting, performance, or market conditions rather than to shares with contractual post-vesting restrictions. Generally, the awards vest ratably over three years from the grant date of the award. However, awards with performance or market conditions vest upon satisfaction of those conditions. In addition, plan provisions provide that upon retirement, participants become 100% vested in certain stock awards. The vesting period for awards of restricted stock to non-employee members of the Board is one-year.

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized to compensation expense over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At March 31, 2020, PNMR had unrecognized expense related to stock awards of $6.5 million, which is expected to be recognized over an average of 2.1 years.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options, and a tax deduction for the value of restricted stock at the vesting date. GAAP requires that all excess tax benefits and deficiencies be recorded to tax expense and classified as operating cash flows when used to reduce income taxes payable. See Note 14.

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

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Three Months Ended March 31,
Restricted Shares and Performance Based Shares	2020	2019
Expected quarterly dividends per share	$0.3075	$0.2900
Risk-free interest rate	0.72%	2.50%

Market-Based Shares
Dividend yield	2.51%	2.59%
Expected volatility	19.41%	19.55%
Risk-free interest rate	0.72%	2.51%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the three months ended March 31, 2020:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2019	161,542	$38.21	2,000	$12.22
Granted	217,913	36.88	—	—
Exercised	(225,925)	34.28	(2,000)	12.22
Outstanding at March 31, 2020	153,530	$42.10	—	$—

PNMR’s current stock-based compensation program provides for performance and market targets through 2022. Included in the above table are 122,277 previously awarded shares that were earned for the 2017-2019 performance measurement period and ratified by the Board in February 2020 (based upon achieving market and performance targets at near "maximum" levels). Excluded from the table above are 150,543, 142,080 and 142,047 shares for the three-year performance periods ending in 2020, 2021 and 2022 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

In 2015, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive a total of 53,859 shares of PNMR’s common stock if PNMR meets certain performance targets at the end of 2017 and 2019 and she remained an employee of the Company. The retention award was made under the PEP and was approved by the Board on February 26, 2015. Under the agreement, she was to receive 17,953 of the total shares if PNMR achieved specific performance targets at the end of 2017. The specified performance target was achieved at the end of 2017 and the Board ratified her receiving 17,953 shares in February 2018. The second portion of the agreement of 35,906 shares was achieved at the end of 2019 and the Board ratified her receiving the shares in February 2020 and such shares are included in the above table.
The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Three Months Ended March 31,
Restricted Stock	2020	2019
Weighted-average grant date fair value	$36.88	$36.48
Total fair value of restricted shares that vested (in thousands)	$11,269	$5,314

Stock Options
Total intrinsic value of options exercised (in thousands)	$84	$2,582

(9)   Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities and term loans contain a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR and PNMR Development agreements this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities and term loans generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.

Financing Activities

In October 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank N.A. (the "JPM LOC Facility") under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC was required to post in connection with permits relating to the operation of the San Juan mine. On March 15, 2019, WSJ LLC acquired the assets of SJCC following the bankruptcy of Westmoreland. WSJ LLC assumed all obligations of SJCC, including under the letter of credit support arrangements. See Note 10.

On January 7, 2020, PNMR entered into forward sale agreements with each of Citibank N.A., and Bank of America N.A., as forward purchasers and an underwriting agreement with Citigroup Global Markets Inc., and BofA Securities, Inc. as representatives of the underwriters named therein, relating to an aggregate of approximately 6.2 million shares of PNMR common stock (including 0.8 million shares of PNMR common stock pursuant to the underwriters’ option to purchase additional shares) with each of Citibank N.A., and Bank of America N.A., as forward purchasers (the “PNMR 2020 Forward Equity Sale Agreements”). On January 8, 2020, the underwriters exercised in full their option to purchase the additional 0.8 million shares of PNMR common stock and PNMR entered into separate forward sales agreements with respect to the additional shares. The initial forward sale price of $47.21 per share is subject to adjustments based on a net interest rate factor and by expected future dividends paid on PNMR common stock as specified in the forward sale agreements. PNMR did not initially receive any proceeds upon the execution of these agreements and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement on or before the date that is 12 months from their effective dates.

PNMR expects to physically settle all shares under the PNMR 2020 Forward Equity Sale Agreements by delivering newly issued shares to the forward purchasers on or before January 7, 2021 in exchange for cash at the then applicable forward sales price. PNMR also has the option to net settle the agreement in cash or shares of PNMR common stock. Under a net cash settlement, under which no PNMR common stock would be issued, PNMR would receive net proceeds for a decrease in the market value of PNMR's common stock relative to the then applicable forward sales price per share, or would owe cash in the event of an increase in the market value of PNMR common stock. Under a net share settlement, PNMR would not receive any cash proceeds and may be required to deliver a sufficient number of shares of PNMR common stock to satisfy its obligation to the forward purchasers. The number of shares to be delivered to the forward purchasers would be based on the increase in the PNMR's common stock price relative to the then applicable forward sales price per share. The forward sale agreements meet the derivative scope exception requirements for contracts involving an entity’s own equity. Until settlement of the forward sale agreements, PNMR’s EPS dilution resulting from the agreements, if any, will be determined using the treasury stock method, which will result in dilution during periods when the average market price of PNMR stock during the reporting period is higher than the applicable forward sales price as of the end of that period. See Note 4.

On April 24, 2020, TNMP entered into the TNMP 2020 Bond Purchase Agreement with institutional investors for the sale of $185.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the "TNMP 2020 Bonds") offered in private placement transactions. TNMP issued $110.0 million of TNMP 2020 Bonds on April 24, 2020 and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. TNMP will issue the remaining $75.0 million of TNMP 2020 Bonds on or before July 15, 2020 and will use the proceeds from that issuance to repay borrowings under the TNMP Revolving Credit facility and for other corporate purposes. The issuance of the remaining TNMP 2020 Bonds is subject to the satisfaction of customary conditions, and the TNMP 2020 Bonds are subject to continuing compliance with the representations, warranties and covenants of the TNMP 2020 Bond Purchase Agreement. The terms of the TNMP 2020 Bond Purchase Agreement include customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP will have the right to redeem any or all of the TNMP 2020 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information concerning the funding dates, maturities and interest rates on the TNMP 2020 Bonds issued in April 2020 and to be issued on or before July 15, 2020 is as follows:

Funding Date	Maturity Date	Principal Amount	Interest Rate
		(In millions)
April 24, 2020	April 24, 2030	$85.0	2.73%
April 24, 2020	April 24, 2050	25.0	3.36%
		110.0

July 15, 2020	July 15, 2035	25.0	2.93%
July 15, 2020	July 15, 2050	50.0	3.36%
		$185.0

On April 15, 2020, PNM entered into a $250.0 million term loan agreement (the "PNM 2020 Term Loan"), between PNM, the lenders party thereto, and U.S. Bank, as administrative agent. Proceeds from the PNM 2020 Term Loan were used to prepay the PNM 2019 $250.0 million Term Loan due July 2020, without penalty. The PNM 2020 Term Loan bears interest at a variable rate, which was 2.70% at May 1, 2020, and matures on June 15, 2021. In accordance with GAAP, borrowings under the PNM 2019 $250.0 million Term Loan are reflected as long-term in the Condensed Consolidated Balance Sheets at March 31, 2020 since PNM demonstrated its intent and ability to refinance this agreement on a long-term basis. As discussed below, on April 30, 2020, PNM used $100.0 million of proceeds from the PNM 2020 SUNs to prepay without penalty an equal amount of the PNM 2020 Term Loan.

On April 30, 2020, PNM entered into an agreement (the "PNM 2020 Note Purchase Agreement") with institutional investors for the sale of $200.0 million aggregate principal amount of senior unsecured notes offered in private placement transactions. Under the agreement, PNM issued $150.0 million aggregate principal amount of its 3.21% senior unsecured notes, Series A, due April 30, 2030, and $50.0 million of its aggregate principal amount of its 3.57% senior unsecured notes, Series B, due April 29, 2039 (the "PNM 2020 SUNs"). The PNM 2020 SUNs were issued on April 30, 2020. PNM used $100.0 million of proceeds from the PNM 2020 SUNs to repay an equal amount of the PNM 2020 Term Loan. The remaining $100.0 million of the PNM 2020 SUNs were used to repay borrowings on the PNM Revolving Credit Facility and for other corporate purposes. The PNM 2020 SUNs agreement includes customary covenants, including a covenant that requires PNM to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, including a cross-default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2020 SUNs at par. PNM has the right to redeem any or all of the PNM 2020 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

At March 31, 2020, variable interest rates were 1.79% on the $50.0 million PNMR 2018 Two-Year Term Loan that matures in December 2020, 1.75% on the PNMR 2019 Term Loan that matures in June 2021, 1.59% on the PNM 2019 $250.0 million Term Loan, which was repaid on April 15, 2020, 1.26% on the PNM 2019 $40.0 million Term Loan that matures in June 2020, and 1.79% on the $90.0 million PNMR Development Term Loan that matures in November 2020.

On April 1, 2020, the NMPRC approved PNM’s request to issue approximately $361 million of Securitized Bonds upon the retirement of SJGS in 2022. The NMPRC's approval of the issuance of these Securitized Bonds is currently being appealed to the NM Supreme Court. See SJGS Abandonment Application in Note 12.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. Both facilities currently expire on October 31, 2023 and contain options to be extended through October 2024, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds and matures on September 23, 2022. PNMR Development has a $40.0 million revolving credit facility that expires on February 23,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2021. PNMR Development has the option to further increase the capacity of this facility to $50.0 million upon 15-days advance notice. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates.

Short-term debt outstanding consists of:

	March 31,	December 31,
Short-term Debt	2020	2019
	(In thousands)
PNM:
PNM Revolving Credit Facility	$30,000	$48,000
PNM 2017 New Mexico Credit Facility	30,000	10,000
	60,000	58,000
TNMP Revolving Credit Facility	70,000	15,000
PNMR Revolving Credit Facility	170,600	112,100
	$300,600	$185,100

At March 31, 2020, the weighted average interest rate was 2.15% for the PNMR Revolving Credit Facility, 2.35% for the PNM Revolving Credit Facility, 2.12% for the PNM 2017 New Mexico Credit Facility, and 1.74% for the TNMP Revolving Credit Facility. There were no borrowings outstanding under the PNMR Development Revolving Credit Facility at March 31, 2020.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $4.7 million, $2.5 million, and $0.1 million at March 31, 2020 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of March 31, 2020, and December 31, 2019, each of PNM, TNMP, and PNMR Development had zero intercompany borrowings from PNMR.

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR for three separate tranches, each of $50.0 million, of its variable rate debt. These hedge agreements are accounted for as cash flow hedges and had fair values of $2.5 million and $0.4 million at March 31, 2020 and December 31, 2019 that are included in other current liabilities on the Condensed Consolidated Balance Sheets. As discussed in Note 3, changes in the fair value of the cash flow hedges are deferred in AOCI and amounts reclassified to the Condensed Consolidated Statement of Earnings are recorded in interest charges. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement.

At May 1, 2020, PNMR, PNM, TNMP, and PNMR Development had availability of $162.6 million, $382.5 million, $74.9 million, and $40.0 million under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit, and PNM also had $10.0 million of availability under the PNM 2017 New Mexico Credit Facility. Total availability at May 1, 2020, on a consolidated basis, was $670.0 million for PNMR. As of May 1, 2020, PNM, TNMP, and PNMR Development had no borrowings from PNMR under their intercompany loan agreements. At May 1, 2020, PNMR, PNM, and TNMP had invested cash of $0.9 million, $1.9 million, and $21.9 million.

The Company’s debt arrangements have various maturities and expiration dates. PNM has $100.3 million of long-term debt that must be repriced by June 2020. In addition, the $90.0 million PNMR Development Term Loan matures in November 2020, the $50.0 million PNMR 2018 Two-Year Term Loan matures in December 2020, and the $300.0 million PNMR 2018 SUNs mature on March 9, 2021. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.

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

Additional information concerning pension and OPEB plans is contained in Note 11 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K. Annual net periodic benefit cost for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year.

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2020	2019	2020	2019	2020	2019
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$10	$13	$—	$—
Interest cost	4,985	6,294	613	829	122	162
Expected return on plan assets	(7,363)	(8,527)	(1,387)	(1,318)	—	—
Amortization of net (gain) loss	4,465	3,880	87	169	101	79
Amortization of prior service cost	(138)	(241)	—	(99)	—	—
Net Periodic Benefit Cost (Income)	$1,949	$1,406	$(677)	$(406)	$223	$241

PNM did not make any contributions to its pension plan trust in the three months ended March 31, 2020 and 2019 and does not anticipate making any contributions to the pension plan in 2020 or 2021, but expects to contribute $4.6 million in 2022 and $19.1 million in 2023, and $19.0 million in 2024 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using discount rates of 3.4% to 3.5%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made no cash contributions to the OPEB trust in the three months ended March 31, 2020 and 2019, however, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $1.1 million and $0.8 million in the three months ended March 31, 2020 and 2019 and are expected to total $3.7 million in 2020 and $13.5 million for 2021-2024. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.3 million and $0.4 million in the three months ended March 31, 2020 and 2019 and are expected to total $1.5 million during 2020 and $5.4 million for 2021-2024.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2020	2019	2020	2019	2020	2019
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$12	$13	$—	$—
Interest cost	544	672	93	113	6	8
Expected return on plan assets	(821)	(967)	(134)	(129)	—	—
Amortization of net (gain) loss	315	235	(81)	(110)	6	4
Net Periodic Benefit Cost (Income)	$38	$(60)	$(110)	$(113)	$12	$12

TNMP did not make any contributions to its pension plan trust in the three months ended March 31, 2020 and 2019 and does not anticipate making any contributions to the pension plan in 2020 - 2022, but expects to contribute $1.1 million in 2023 and $2.8 million in 2024, based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using discount rates of 3.4% to 3.5%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made no contributions to the OPEB trust in the three months ended March 31, 2020 and 2019 and does not expect to make contributions to the OPEB trust during the period 2020-2024. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero and less than $0.1 million in the three months ended March 31, 2020 and 2019 and are expected to total $0.1 million during 2020 and $0.3 million in 2021-2024.

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
Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high-level waste from PVNGS. In August 2014, APS and the DOE entered into a settlement agreement that establishes a process for the payment of claims for costs incurred through December 31, 2019. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. PNM records estimated claims on a quarterly basis. The benefit from the claims is passed through to customers under the FPPAC to the extent applicable to NMPRC regulated operations. The DOE is reviewing a possible three year extension of the settlement agreement. PNM cannot predict the timing of the DOE's decision on the extension.

PNM estimates that it will incur approximately $57.7 million (in 2016 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At March 31, 2020 and December 31, 2019, PNM had a liability for interim storage costs of $12.8 million and $12.7 million, which is included in other deferred credits.

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

On December 20, 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. On August 20, 2019, EPA finalized the draft guidance that was released in 2016 as a companion to the regional haze rule revisions. The final guidance differs from the draft in several ways. For example, the final guidance recognizes that sources already subject to BART may not need to be re-evaluated under the full four-factor analysis whereas the draft guidance encouraged states to evaluate all sources regardless of whether they were previously subject to BART. In addition, the final guidance recognizes that states may consider both visibility benefits and the cost of different control options when applying the four-factor analysis whereas the draft guidance recommended states require any control measures identified to be reasonable after considering the four-factor analysis alone. SIPs for the second compliance period are due in July 2021. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not require a regional haze four-factor analysis for SJGS since PNM will retire its share of SJGS in 2022. PNM cannot predict the outcome of these matters with respect to Four Corners.

Four Corners

Four Corners Federal Agency Lawsuit – On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the U.S. District Court for the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine. The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  The court granted an APS motion to intervene in the litigation. NTEC, the current owner of the mine providing coal to Four Corners, filed a motion to intervene for the limited purpose of seeking dismissal of the lawsuit based on NTEC’s tribal sovereign immunity. The court granted NTEC’s motion and dismissed the case with prejudice, terminating the proceedings. In November 2017, the environmental group plaintiffs filed a Notice of Appeal of the dismissal in the U.S. Court of Appeals for the Ninth Circuit, and the court granted their subsequent motion to expedite the appeal. The Ninth Circuit issued a decision affirming the District Court’s dismissal of the case. In September 2019, the environmental groups filed a motion for reconsideration, which was denied in December 2019. On March 24, 2020, the environmental groups filed a petition for writ of certiorari in the U.S. Supreme Court seeking review of the Ninth Circuit's decision. PNM cannot predict the outcome of this matter.

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

Multiple states, utilities, and trade groups filed petitions for review in the DC Circuit to challenge both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources. Numerous parties also simultaneously filed motions to stay the Clean Power Plan during the litigation. On January 21, 2016, the DC Circuit denied petitions to stay the Clean Power Plan, but 29 states and state agencies successfully petitioned the US Supreme Court for a stay, which was granted on February 9, 2016. The decision meant that the Clean Power Plan was not in effect and neither states nor sources were obliged to comply with its requirements. With the US Supreme Court stay in place, the DC Circuit heard oral arguments on the merits of the Clean Power Plan on September 27, 2016 in front of a ten judge en banc panel. However, before the DC Circuit could issue an opinion, the Trump Administration asked that the case be held in abeyance while the rule was being re-evaluated, which was granted. In addition, the DC Circuit issued a similar order in connection with a motion filed by EPA to hold cases challenging the NSPS in abeyance. On September 17, 2019, the DC Circuit issued an order that granted motions by various petitioners, including industry groups and EPA, to dismiss cases challenging the Clean Power Plan as moot due to EPA's issuance of the Affordable Clean Energy rule, which repealed the Clean Power Plan.

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

EPA’s efforts to replace the Clean Power Plan with the Affordable Clean Energy rule began on October 10, 2017, when EPA issued a NOPR proposing to repeal the Clean Power Plan and filed its status report with the court requesting the case be held in abeyance until the completion of the rulemaking on the proposed repeal. The NOPR proposed a legal interpretation concluding that the Clean Power Plan exceeded EPA’s statutory authority. On August 31, 2018, EPA published a proposed rule, known as the Affordable Clean Energy rule, to replace the Clean Power Plan. On June 19, 2019, EPA released the final version of the Affordable Clean Energy rule. EPA takes three actions in the final rule: (1) repealing of the Clean Power Plan; (2) promulgating the Affordable Clean Energy rule; and (3) revising the implementing regulations for all emission guidelines issued under Clean Air Act Section 111(d), which, among other things, extends the deadline for state plans and the timing for EPA's approval process. The final rule is very similar to the August 2018 proposed rule. EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. The final rule requires states to submit a plan to EPA by July 8, 2022 and then EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a federal plan. The Affordable Clean Energy rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after PNM retires its share of SJGS in 2022.

Since the Navajo Nation does not have primacy over its air quality program, EPA would be the regulatory authority responsible for implementing the Affordable Clean Energy rule on the Navajo Nation. PNM is unable to predict the potential financial or operational impacts on Four Corners.

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
PNM’s review of the GHG emission reductions standards under the Affordable Clean Energy rule and the revised proposed Carbon Pollution Standards rule is ongoing. The Affordable Clean Energy rule has been challenged by several parties

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and may be impacted by further litigation. PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance, if any.

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

SO2 Standard – On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-hour SO2 concentrations. This characterization requires areas be designated as attainment, nonattainment, or unclassifiable for compliance with the 1-hour SO2 NAAQS.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During 2017 and 2018, EPA released rules establishing area designations for ozone. In those rules, San Juan County, New Mexico, where SJGS and Four Corners are located, is designated as attainment/unclassifiable and only a small area in Doña Ana County, New Mexico is designated as marginal non-attainment. The final rule also establishes the timing of attainment dates for each non-attainment area classification, which are marginal, moderate, serious, severe, or extreme. The rule became effective May 8, 2018. Attainment plans for nonattainment areas are due in August 2021.

NMED has responsibility for bringing the small area in Doña Ana County designated as marginal/non-attainment for ozone into compliance and will look at all sources of NOx and volatile organic compounds. On November 22, 2019, EPA issued findings that several states, including New Mexico, had failed to submit SIPs for the 8-hour ozone NAAQS. In response, in December 2019, NMED published the Public Review Draft of the New Mexico 2013 NAAQS Good Neighbor SIP that outlines the strategies and emissions control measures that are expected to improve air quality in the area by May 8, 2021. These strategies and measures would aim to reduce the amount of NOx and volatile organic compounds emitted to the atmosphere and will rely upon current or upcoming federal rules, new or revised state rules, and other programs. Comments or requests for a public hearing were required by January 21, 2020.

PNM does not believe there will be material impacts to its facilities as a result of NMED’s non-attainment designation of the small area within Doña Ana County. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, PNM is unable to predict what impact the adoption of these standards may have on Four Corners. PNM cannot predict the outcome of this matter.

PM Standard – On January 30, 2020, EPA published in the Federal Register a notice announcing the availability of its final Policy Assessment for the Review of the National Ambient Air Quality Standards for Particulate Matter (the "Final PA"). The final assessment was prepared as part of the review of the primary and secondary PM NAAQS. In the assessment, EPA recommend lowering the primary annual PM2.5 standard to between 8 µg/m3 and 10 µg/m3. However, EPA signed a proposed rule on April 14, 2020 to retain the current standards for PM due to uncertainties in the data relied upon in the Final PA. Once the proposed rule is published in the Federal Register, EPA will accept comments for 60 days and anticipates issuing a final rulemaking in late 2020. PNM cannot predict the outcome of this matter or whether it will have a material impact on its financial position, results of operations, or cash flows.

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
The rule is not clear as to how it applies and what the compliance timelines are for facilities like SJGS that have a cooling water intake structure and only a multi-sector general stormwater permit. However, EPA has indicated that it is contemplating a December 31, 2023 compliance deadline. PNM is working with EPA regarding this issue and does not expect material changes as a result of any requirements that may be imposed upon SJGS, particularly given the NMPRC's April 1, 2020 approval for PNM to retire its share of SJGS by June 2022.
On May 23, 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. On July 16, 2018, several environmental groups filed a petition for review with EPA’s Environmental Appeals Board concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised effluent limitation guidelines, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the Environmental Appeals Board. EPA’s Environmental Appeals Board thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit on September 30, 2019. The permit has been stayed pending an appeal filed by several environmental groups on November 1, 2019 to EPA's Environmental Appeals Board. PNM cannot predict the outcome of this matter or whether it will have a material impact on PNM’s financial position, results of operations or cash flows.

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

On September 18, 2017, EPA published a final rule for postponement of certain compliance dates. The rule postponed the earliest date on which compliance with the effluent limitation guidelines for these waste streams would be required from

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

November 1, 2018 until November 1, 2020. Although the new deadlines were challenged in court, the Fifth Circuit rejected those challenges on August 28, 2019. On November 22, 2019, EPA published a proposed rule revising the original Effluent Limitation Guidelines while maintaining the compliance dates. Comments were due January 21, 2020.

Because SJGS is zero discharge for wastewater and is not required to hold a NPDES permit, it is expected that minimal to no requirements will be imposed. Reeves Station, a PNM-owned gas-fired generating station, discharges cooling tower blowdown to a publicly owned treatment plant and holds an NPDES permit. It is expected that minimal to no requirements will be imposed at Reeves Station.

EPA reissued an NPDES permit for Four Corners on June 12, 2018. Since that time, the NPDES permit at Four Corners has been subject to various challenges by environmental groups. See Cooling Water Intake Structures above for additional discussion of Four Corners' current NPDES permit. Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques during the next NPDES permit renewal in 2023. PNM is unable to predict the outcome of these matters or a range of the potential costs of compliance.

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

Field work related to the investigation under both the CAF and abatement plan requirements was completed in October 2019. Activities and findings associated with the field work will be presented in two separate reports, which were released to stakeholders in early 2020. The reports’ conclusions support PNM’s contention that off-site sources have impacted, and are continuing to impact, the local groundwater in the vicinity of the former Santa Fe Generating Station.

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

On July 30, 2018, EPA published a rule that constitutes “Phase One, Part One” of its ongoing reconsideration and revision of the April 17, 2015 coal ash rule. The final rule includes two types of revisions. The first revision extended the deadline to allow EGUs with unlined impoundments or that fail to meet the uppermost aquifer requirement to continue to receive coal ash until October 31, 2020. The rule also authorized a “Participating State Director” or EPA to approve suspension of groundwater monitoring and to issue certifications related to the location restrictions, design criteria, groundwater monitoring, remedy selection and implementation. The revisions also modify groundwater protection standards for certain constituents, which include cobalt, molybdenum, lithium, and lead without a maximum contamination level. EPA intends to issue multiple proposed rulemakings with a final rule expected in 2020 that will include the following: (1) deadlines for unlined surface impoundments to cease receiving waste; (2) a “Phase Two” rule to address amendments to the national minimum criteria; and (3) rulemaking for alternative demonstration for unlined surface impoundments with a request for comment on inclusion of legacy units. On August 14, 2019, the “Phase Two” proposed rule was published in the Federal Register with comments due on October 15, 2019. This rule proposes revisions to reporting and accessibility to public information, the definition of CCR piles, the definition of beneficial use, and the requirements for management of CCR piles. A final rule is expected in mid to late 2020. On November 4, 2019, EPA proposed a change to the CCR rule that, subject to EPA authorization for each facility, would allow facilities that have committed to cease burning coal in the near-term to qualify for alternative closure. CCR disposal units at such plants could continue operating even though they would otherwise have been subject to forced closure. On December 2, 2019, EPA published the proposed Part A CCR rule requiring a new date of August 31, 2020 for companies to initiate closure of unlined CCR impoundments and changing the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”. On February 20, 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. Comments are due on May 20, 2020. The final rule is expected in mid to late 2020. PNM cannot predict the outcome of EPA’s rule making activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

The CCR rule does not cover mine placement of coal ash. OSM is expected to publish a proposed rule covering mine placement in the future and will likely be influenced by EPA’s rule and the determination by EPA that CCRs are non-hazardous. PNM cannot predict the outcome of OSM’s proposed rulemaking regarding CCR regulation, including mine placement of CCRs, or whether OSM’s actions will have a material impact on PNM’s operations, financial position, or cash flows. Based upon the requirements of the final rule, PNM conducted a CCR assessment at SJGS and made minor modifications at the plant to ensure that there are no facilities that would be considered impoundments or landfills under the rule. PNM would seek recovery from its ratepayers of all CCR costs for retail jurisdictional assets that are ultimately incurred. PNM does not expect the rule to have a material impact on operations, financial position, or cash flows.

As indicated above, CCRs at Four Corners are currently disposed of in ash ponds and dry storage areas. The CCR rule requires ongoing, phased groundwater monitoring. Utilities that own or operate CCR disposal units, such as those at Four Corners were required to collect sufficient groundwater sampling data to initiate a detection monitoring program.  Four Corners completed the analysis for its CCR disposal units, which identified several units that will need corrective action or will need to cease operations and initiate closure by October 31, 2020 under current regulations. As part of this assessment, Four Corners

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

will continue to gather additional groundwater data and perform remedial evaluations. At this time, PNM does not anticipate its share of the cost to complete these corrective actions, to close the CCR disposal units, or to gather and perform remedial evaluations on groundwater at Four Corners will have a significant impact on its operations, financial position, or cash flows.
Other Commitments and Contingencies
Coal Supply

SJGS
The coal requirements for SJGS are supplied by WSJ LLC. WSJ LLC holds certain federal, state, and private coal leases. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid the current San Juan mine owner and operator, WSJ LLC, for certain coal mined but not yet delivered to the plant site. At both March 31, 2020 and December 31, 2019, prepayments for coal, which are included in other current assets, amounted to $26.3 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.
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

PNM had the option to extend the SJGS CSA, subject to negotiation of the term of the extension and compensation to the miner. In 2018, PNM, Los Alamos, UAMPS, and Tucson provided notice of their intent to exit SJGS in 2022 and Farmington gave notice that it wishes to continue SJGS operations and to extend the terms of both agreements. On November 30, 2018, PNM provided notice to Westmoreland that PNM does not intend to extend the term of the SJGS CSA or to negotiate a new coal supply agreement for SJGS, which will result in the current agreement expiring on its own terms on June 30, 2022. See additional discussion of PNM’s SJGS Abandonment Application in Note 12.

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

Four Corners
APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under a coal supply contract (the “Four Corners CSA”) that expires in 2031. The coal comes from reserves located within the Navajo Nation. NTEC has contracted with Bisti Fuels Company, LLC, a subsidiary of The North American Coal Corporation, for management and operation of the mine. The contract provides for pricing adjustments over its term based on economic indices. PNM's share of the coal costs is being recovered through the FPPAC. See additional discussion of the Four Corners CSA in Note 17 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.

Coal Mine Reclamation

As indicated under Coal Combustion Residuals Waste Disposal above, SJGS currently disposes of CCRs in the surface mine pits adjacent to the plant and Four Corners disposes of CCRs in ponds and dry storage areas. As discussed in Note 16 of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K, in conjunction with the proposed shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA, periodic updates to the coal mine reclamation study were requested by the SJGS participants. These updates have generally increased PNM's share of the estimated cost of mine reclamation and have included adjustments to reflect the December 2017 shutdown of SJGS Units 2 and 3, the terms of the reclamation services agreement with WSJ LLC, and changes to reflect the requirements of the 2015 San Juan mine permit plan.

In December 2018, PNM remeasured its liability for coal mine reclamation for the mine that serves SJGS to reflect that reclamation activities may occur beginning in 2022, rather than in 2053 as previously anticipated. This estimate resulted in an increase in overall reclamation costs of $39.2 million due to an increase in the amount of fill dirt required to remediate the mine areas and the timing of activities necessary to reclaim the mine that serves SJGS. The increase includes costs for both the underground and surface mines that serve SJGS. PNM recovers from retail customers reclamation costs associated with the underground mine. However, the NMPRC has capped the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million. As a result, PNM recorded $9.4 million of the increase in the liability related to the underground mine in regulatory assets on the Condensed Consolidated Balance Sheets and received recovery for such costs in its SJGS Abandonment Application. See Note 12. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and then current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation.
A draft coal mine reclamation study for the mine that serves Four Corners was issued in July 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. In June 2019, the draft study resulted in a net decrease in PNM’s share of the coal mine reclamation obligation of $0.3 million, which was primarily driven by lower overhead costs offset by an increase driven by a reduction in the discount rate used by PNM to measure the liability. In September 2019, the study was finalized and included the same assumptions used in the draft study with limited modifications. PNM updated its liability using the final study and to reflect the appropriate discount rates, which had decreased since PNM’s prior measurement. These updates resulted in an increase to PNM’s share of the coal mine reclamation obligation for the mine that serves Four Corners of $1.1 million during the three months ended September 30, 2019.
Based on the most recent estimates and PNM’s ownership share of SJGS, PNM’s remaining payments as of March 31, 2020 for mine reclamation, in future dollars, are estimated to be $91.6 million for the surface mines at both SJGS and Four Corners and $40.0 million for the underground mine at SJGS. At March 31, 2020 and December 31, 2019, liabilities, in current dollars, of $70.1 million and $70.3 million for surface mine reclamation and $25.8 million and $25.3 million for underground mine reclamation were recorded in other deferred credits.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As discussed in Note 16 of the Notes to the Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K, as part of the restructuring of SJGS ownership the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $5.5 million in December 2019. Based on PNM’s reclamation trust fund balance at March 31, 2020, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $10.0 million in 2020, $10.9 million in 2021, and $11.7 million in 2022.
Under the Four Corners CSA, which became effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.3 million in July 2019 and anticipates providing additional funding of $1.9 million in each of the years from 2020 through 2024.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. The impacts of changes in New Mexico state law as a result of the enactment of the ETA and regulatory determinations made by the NMPRC may also affect PNM’s financial position, results of operations, and cash flows. See additional discussion regarding PNM’s SJGS Abandonment Application in Note 12. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.

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

SJCC, as former owner and operator of San Juan mine, utilized the CHM technique from 2000 to 2003, and with the approval of the Farmington, New Mexico Field Office of BLM to reclassify the final highwall as underground reserves, applied the 8.0% underground mining royalty rate to coal mined using CHM and sold to SJGS.  In March 2001, SJCC learned that the DOI Minerals Management Service (“MMS”) disagreed with the application of the underground royalty rate to CHM.  In August 2006, SJCC and MMS entered into an agreement tolling the statute of limitations on any administrative action to recover unpaid royalties until BLM issued a final, non-appealable determination as to the proper rate for CHM-mined coal.  The proposed BLM rulemaking has the potential to terminate the tolling provision of the settlement agreement. Underpaid royalties of approximately $5 million for SJGS would become due if the proposed BLM rule is adopted as proposed.  PNM’s share of any amount that is ultimately paid would be approximately 46.3%, none of which would be passed through PNM’s FPPAC. PNM is unable to predict the outcome of this matter.

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
For SJGS and Four Corners, PNM and APS have negotiated an agreement with senior water rights holders (tribes, municipalities, and agricultural interests) in the San Juan basin to mutually share the impacts of water shortages through 2021.
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

(12)   Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.
PNM

New Mexico General Rate Cases

New Mexico 2015 General Rate Case (“NM 2015 Rate Case”)

On August 27, 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposed a revenue increase of $123.5 million, including base non-fuel revenues of $121.7 million, and proposed that new rates become effective beginning in July 2016. The NMPRC ordered PNM to file additional testimony regarding

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM’s interests in PVNGS, including the 64.1 MW of PVNGS Unit 2 that PNM repurchased in January 2016 pursuant to the terms of the initial sales-leaseback transactions.

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

On September 28, 2016, the NMPRC issued an order that authorized PNM to implement an increase in non-fuel rates of $61.2 million, effective for bills sent to customers after September 30, 2016. The order generally approved the August 2016 RD, but with certain significant modifications. The modifications to the August 2016 RD included:

•Inclusion of the January 2016 purchase of the assets underlying three leases of capacity, aggregating 64.1 MW, of PVNGS Unit 2 at an initial rate base value of $83.7 million; and disallowance of the recovery of the undepreciated costs of capitalized improvements made during the period the 64.1 MW was being leased by PNM, which aggregated $43.8 million when the order was issued
•Recovery of annual rent expenses associated with the 114.6 MW of capacity under the extended leases
•Disallowance of the recovery of any future contributions for PVNGS decommissioning costs related to the 64.1 MW of capacity purchased in January 2016 and the 114.6 MW of capacity under the extended leases

On September 30, 2016, PNM filed a notice of appeal with the NM Supreme Court regarding the order in the NM 2015 Rate Case. Specifically, PNM appealed the NMPRC’s determination that PNM was imprudent in certain matters in the case, including the NMPRC’s disallowance of the full purchase price of the 64.1 MW of capacity in PVNGS Unit 2, the undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity was leased by PNM, the cost of converting SJGS Units 1 and 4 to BDT, and future contributions for PVNGS decommissioning attributable to the 64.1 MW of purchased capacity and the 114.6 MW of capacity under the extended leases. NEE, NM AREA, and ABCWUA filed notices of cross-appeal to PNM’s appeal. The issues appealed by the various cross-appellants included, among other things, the NMPRC allowing PNM to recover any of the costs of the lease extensions for the 114.6 MW of PVNGS Units 1 and 2 and the purchase price for the 64.1 MW in PVNGS Unit 2, the costs incurred under the Four Corners CSA, and the inclusion of the “prepaid pension asset” in rate base.

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

On May 16, 2019, the NM Supreme Court issued its decision on the matters that had been appealed in the NM 2015 Rate Case. The NM Supreme Court rejected the matters appealed by the cross-appellants and affirmed the NMPRC’s disallowance of a portion of the purchase price of the 64.1 MW of capacity in PVNGS Unit 2; the undepreciated costs of capital improvements made during the time the 64.1 MW capacity was leased by PNM; and the costs to install BDT at SJGS Units 1 and 4. The NM Supreme Court also ruled that the NMPRC’s decision to permanently disallow recovery of future decommissioning costs related to the 64.1 MW of PVNGS Unit 2 and the 114.6 MW of PVNGS Units 1 and 2 deprived PNM of its rights to due process of law and remanded the case to the NMPRC for further proceedings consistent with the court’s

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

findings. On January 8, 2020, the NMPRC issued its order on remand, which reaffirmed its September 2016 order except for the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2. The NMPRC indicated that PNM’s ability to recover these costs will be addressed in a future proceeding and closed the NM 2015 Rate Case docket.

As a result of the NM Supreme Court’s ruling, as of June 30, 2019, PNM recorded pre-tax impairments of $150.6 million, which included $1.3 million recorded in the three months ended March 31, 2019, and is reflected as regulatory disallowances and restructuring costs on the Condensed Consolidated Statements of Earnings. The impairment includes $73.2 million for a portion of the purchase price for 64.1 MW in PVNGS Unit 2, $39.7 million of undepreciated capitalized improvements made during the period the 64.1 MW was being leased by PNM, and $37.7 million for BDT on SJGS Units 1 and 4. The impairment was offset by tax impacts of $45.7 million.

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

After extensive settlement negotiations and public proceedings, the NMPRC issued a Revised Order Partially Adopting Certification of Stipulation dated January 10, 2018 (the “Revised Order”). The key terms of the Revised Order include:

•An increase in base non-fuel revenues totaling $10.3 million, which includes a reduction to reflect the impact of the decrease in the federal corporate income tax rate and updates to PNM’s cost of debt (aggregating an estimated $47.6 million annually)
•A ROE of 9.575%
•Returning to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate to the extent attributable to PNM’s retail operations (Note 14)
•Disallowing PNM’s ability to collect an equity return on certain investments aggregating $148.1 million at Four Corners, but allowing recovery with a debt-only return
•An agreement to not implement non-fuel base rate changes, other than changes related to PNM’s rate riders, with an effective date prior to January 1, 2020
•A requirement to consider the prudency of PNM’s decision to continue its participation in Four Corners in PNM's next general rate case filing

In accordance with the settlement agreement and the NMPRC’s final order, PNM implemented 50% of the approved increase for service rendered beginning February 1, 2018 and implemented the rest of the increase for service rendered beginning January 1, 2019.

Renewable Portfolio Standard
As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K, the ETA was enacted in June 2019. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also removes diversity requirements and certain customer caps and exemptions relating to the application of the RPS under the REA.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:
•157 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 204 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind, which is expected to be operational by December 31, 2020
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 15 MW
•Solar distributed generation, aggregating 133.0 MW at March 31, 2020, owned by customers or third parties from whom PNM purchases any net excess output and RECs

Renewable Energy Rider

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2019 renewable energy procurement plan case, which was approved by the NMPRC on November 28, 2018, PNM proposed to collect $49.6 million for the year. The 2019 renewable energy procurement plan became effective on January 1, 2019. PNM recorded revenues from the rider of $15.1 million and $12.7 million in the three months ended March 31, 2020 and 2019. In its 2020 renewable energy procurement plan case, PNM proposed to collect $58.9 million through a revised rate rider beginning in 2020. In addition, PNM proposed that its FPPAC be reset from a July 1 through June 30 fiscal year to a calendar year. The NMPRC approved PNM's 2020 renewable energy procurement plan on January 29, 2020. The revised rate rider became effective on February 1, 2020.
Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2019.

Energy Efficiency and Load Management

Program Costs and Incentives/Disincentives

The New Mexico Efficient Use of Energy Act (“EUEA”) requires public utilities to achieve specified levels of energy savings and to obtain NMPRC approval to implement energy efficiency and load management programs. The EUEA requires the NMPRC to remove utility disincentives to implementing energy efficiency and load management programs and to provide incentives for such programs. The NMPRC has adopted a rule to implement this act. PNM’s costs to implement approved programs and incentives are recovered through a rate rider. During the 2019 New Mexico legislative session, the EUEA was amended to, among other things, include a decoupling mechanism for disincentives, preclude a reduction to a utility’s ROE based on approval of disincentive or incentive mechanisms, establish energy savings targets for the period 2021 through 2025, and require that annual program funding be 3% to 5% of an electric utility's annual customer bills excluding gross receipt taxes, franchise and right-of-way access fees, provided that a customer's annual cost not exceed seventy-five thousand dollars.

In 2019, PNM submitted a filing to address incentives to be earned in 2020. PNM’s proposed incentive mechanism is similar to that approved for 2018 and 2019 with minor modifications to reflect input from interested parties. The proposed incentive mechanism includes a base incentive of 7.1% of program costs, or approximately $1.8 million, based on savings of 59 GWh in 2020 with a sliding scale that provides for additional incentive if savings exceed 68 GWh. No hearings were considered necessary and PNM’s 2020 energy efficiency rider reflecting the 2020 incentive became effective beginning December 30, 2019.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 15, 2020, PNM filed an application for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The proposed program portfolio consists of twelve programs with a total annual budget of $31.4 million in 2021, $31.0 million in 2022, and $29.6 million in 2023. The application also seeks approval of an annual base incentive of 7.1% of the portfolio budget if PNM achieves energy savings of at least 80 GWh in a year. The proposed incentive would increase if PNM is able to achieve savings greater than 80 GWh in a year. The application also proposes an advanced metering infrastructure (“AMI”) pilot program, which includes the installation of 5,000 AMI meters at a cost of $2.9 million. PNM is proposing the pilot program to comply with an NMPRC order denying PNM’s February 2016 application to replace its existing customer metering equipment with AMI. PNM cannot predict the outcome of this matter.

Integrated Resource Plans
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.
2017 IRP

PNM filed its 2017 IRP on July 3, 2017. The 2017 IRP addresses the 20-year planning period from 2017 through 2036 and includes an action plan describing PNM’s plan to implement the 2017 IRP in the four-year period following its filing. The 2017 IRP analyzed several scenarios utilizing assumptions that PNM continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP included, among other things, that retiring PNM’s share of SJGS in 2022 and existing ownership in Four Corners in 2031 would provide long-term cost savings for PNM’s customers and that the best mix of new resources to replace the retired coal generation would include solar energy and flexible natural gas-fired peaking capacity as well as energy storage, if the economics support it, and wind energy provided additional transmission capacity becomes available. The 2017 IRP also indicated that PNM should retain the currently leased capacity in PVNGS. See additional discussion of PNM’s leased capacity in PVNGS below and in Note 13. PNM's 2017 IRP was subject to extensive hearings and legal challenges and was accepted as compliant with the applicable statute and rules by the NMPRC on December 19, 2018, with further consideration being denied.

As discussed below, on July 1, 2019, PNM submitted its SJGS Abandonment Application with the NMPRC requesting approval to retire SJGS in 2022, for replacement resources, and for issuance of Securitized Bonds under the ETA. Many of the assumptions and findings included in PNM’s July 1, 2019 filing were consistent with those identified in PNM’s 2017 IRP. The SJGS Abandonment Application and the 2017 IRP are not final determinations of PNM’s future generation portfolio. PNM will also be required to obtain NMPRC approval of an exit from Four Corners, which PNM will seek at an appropriate time in the future. Likewise, NMPRC approval of new generation resources through CCNs, PPAs, or other applicable filings will be required.

2020 IRP

In the third quarter of 2019, PNM initiated its 2020 IRP process which will cover the 20-year planning period from 2019 through 2039. Consistent with historical practice, PNM has provided notice to various interested parties and has hosted a series of public advisory presentations. PNM will continue to seek input from interested parties as a part of this process. NMPRC rules require PNM to file its 2020 IRP in July 2020. On March 16, 2020, PNM filed a motion to extend the deadline to file its 2020 IRP to six months after the NMPRC issues a final order approving a replacement resource portfolio and closes the docket in the bifurcated SJGS Abandonment Application and replacement resource proceedings. On April 8, 2020, the NMPRC approved PNM's motion to extend the deadline to file its 2020 IRP as requested.
SJGS Abandonment Application

As discussed in Note 16 of the Notes to the Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K, on March 22, 2019, the Governor signed into New Mexico state law Senate Bill 489, known as the Energy Transition Act (“ETA”). The ETA became effective as of June 14, 2019 and sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also provides for a transition from fossil-fuel generation resources to renewable and other carbon-free resources through certain provisions relating to the abandonment of coal-fired generating facilities. These provisions include the use of “energy transition bonds,” which are designed to be highly rated bonds that can be issued to finance certain costs of abandoning coal-fired facilities that are retired prior to January 1, 2023 for facilities operated by a “qualifying utility,” or prior to January 1, 2032 for facilities that are not operated by the qualifying utility.

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application seeks NMPRC approval to retire PNM’s share of SJGS after the existing coal supply and participation agreements end in June 2022, for approval of replacement resources, and for the issuance of “energy transition bonds,” as provided by the ETA. PNM’s application proposes several replacement resource scenarios including PNM’s recommended replacement scenario, which would provide cost savings to customers compared to continued operation of SJGS, preserves system reliability, and is consistent with PNM’s plan to have an emissions-free generation portfolio by 2040. This plan would provide PNM authority to construct and own a 280 MW natural gas-fired peaking plant to be located on the existing SJGS facility site, and 70 MW of battery storage facilities. In addition, PNM’s recommended replacement resource scenario would allow PNM to execute PPAs to procure renewable energy from a total of 350 MW of solar-PV generating facilities and for energy from a total of 60 MW of battery storage facilities. PNM’s application included three other replacement resource scenarios that would place a greater amount of resources in the San Juan area, or result in no new fossil-fueled generating facilities, or no battery storage facilities being added to PNM’s portfolio. When compared to PNM's recommended replacement resource scenario, the three alternative resource scenarios are expected to result in increased costs to customers and the two alternative resource scenarios that result in no new fossil-fueled generating facilities are expected to not provide adequate system reliability. The SJGS Abandonment Application also includes a request to issue approximately $361 million of energy transition bonds (the “Securitized Bonds”). PNM’s request for the issuance of Securitized Bonds includes approximately $283 million of forecasted undepreciated investments in SJGS at June 30, 2020, an estimated $28.6 million for plant decommissioning and coal mine reclamation costs, approximately $9.6 million in upfront financing costs, and approximately $20.0 million for job training and severance costs for affected employees. Proceeds from the Securitization Bonds would also be used to fund approximately $19.8 million for economic development in the four corners area.

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

After several requests for clarification and legal challenges and following oral argument on January 29, 2020, the NM Supreme Court issued a ruling requiring the NMPRC to apply the ETA to all aspects of PNM’s SJGS Abandonment Application, indicating any previous NMPRC orders inconsistent with the ruling should be vacated, and denying parties’ request for stay. Hearings on the abandonment and securitized financing proceedings were held in December 2019 and hearings on replacement resources were held in January 2020.

On February 21, 2020, the Hearing Examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of replacement resources, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The Hearing Examiners recommended that PNM be authorized to abandon SJGS by June 30, 2022, and to record regulatory assets for certain other abandonment costs that are not specifically addressed under the provisions of the ETA. The Hearing Examiners also recommended PNM be authorized to issue Securitized Bonds of up to $361 million and establish a rate rider to collect non-bypassable customer charges for repayment of the bonds and be subject to bi-annual adjustments (the “Energy Transition Charge”). The Hearing Examiners recommended an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the Hearing Examiners recommended PNM be granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

economic development, and workforce training. On April 1, 2020, the NMPRC unanimously approved the Hearing Examiners' recommended decisions regarding the abandonment of SJGS and the related securitized financing under the ETA. On April 10, 2020, CFRE and NEE filed a notice of appeal with the NM Supreme Court of the NMPRC's approval of PNM's request to issue securitized financing under the ETA. Pursuant to NM Supreme Court rules, CFRE and NEE must file their statement of issues by May 10, 2020.

On March 27, 2020, the Hearing Examiners issued a partial recommended decision on PNM’s request for approval of replacement resources recommending that the NMPRC bifurcate consideration of PNM’s requested replacement resources. The Hearing Examiners recommend that the NMPRC approve two of PNM’s requested replacement resources, including the 300 MW solar PPA combined with a 40 MW battery storage agreement and the 50 MW solar PPA combined with a 20 MW battery storage agreement. The Hearing Examiners recommended that the two solar and battery procurements be approved first because they are the most cost-effective resources proposed in the case, are supported by the majority of parties, and the economics of the projects will be in jeopardy if approval is delayed past April 30, 2020. The Hearing Examiners recommended that PNM be permitted to recover the energy costs of these PPAs through its FPPAC, and that PNM should recover the demand cost of the energy storage agreements in base rates in a future general rate case. The Hearing Examiners indicated they will issue a separate order addressing the remainder of PNM’s requested replacement resource approvals. On April 29, 2020, the NMPRC issued an order declining to bifurcate a determination on replacement resources and deferring final consideration until the issuance of a comprehensive recommended decision addressing the entire portfolio of replacement resources. The NMPRC is required to issue an order on the SJGS replacement resources by September 2020.

PNM evaluated the consequences of the NMPRC's April 1, 2020 orders approving the abandonment of SJGS and the related issuance of Securitized Bonds under GAAP. This evaluation indicated that it is probable that PNM will be required to fund severances for PNM employees at the facility upon its retirement in 2022 and for PNMR shared services employees providing administrative and other support services to SJGS. In addition, the evaluation indicated that it is probable PNM will be obligated to fund severances and other costs for the WSJ LLC employees and to fund certain state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. PNM believes these obligations can be reasonably estimated as of March 31, 2020 and, pursuant to the NMPRC's April 1, 2020 orders and the requirements of the ETA, are recoverable from New Mexico retail customers. As a result, as of March 31, 2020, PNMR and PNM recorded obligations of $9.4 million and $8.1 million for estimated severances, $8.9 million for obligations to fund severances and other costs of WSJ LLC employees, and to fund $19.8 million to state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. The total amount recorded for these estimates of $38.1 million and $36.8 million is reflected in other deferred credits and as a corresponding deferred regulatory asset on PNMR's and PNM's Condensed Consolidated Balance Sheets as of March 31, 2020. These estimates may be adjusted in future periods as the Company refines its expectations. In addition, as discussed above these costs may be challenged by parties pursuant to the notices of appeal filed with the NM Supreme Court on April 10, 2020.

The financial impact of an early retirement of SJGS and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the economic impact of the SJGS abandonment on the area surrounding the plant and the related mine, as well as the overall political and economic conditions of New Mexico. See additional discussion of the ETA and SJGS Abandonment Application in Note 16 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K. PNM cannot predict the outcome of these matters.

Joint Petition to Investigate PNM’s Option to Purchase Assets Underlying Certain Leases in PVNGS

On April 22, 2019, NEE and other parties, which consist primarily of environmental not-for-profit organizations, filed a joint petition for expedited investigation with the NMPRC. The joint petition requested the NMPRC open an investigation regarding PNM’s option to purchase the assets underlying the PVNGS Unit 1 and 2 leases that will expire in January 2023 and 2024. Various parties filed to participate in the request. On May 8, 2019, the NMPRC issued an order requiring a response from both PNM and NMPRC staff. PNM filed responses indicating, among other things, that the joint petition should be denied, and that PNM has not yet made a decision to purchase or return the assets underlying the leases that expire in January 2023 and 2024. On September 16, 2019, NEE and the other parties filed a motion reiterating their initial petition and seeking the appointment of a hearing examiner to preside over the requested proceeding. On September 30, 2019, PNM filed its response in opposition stating that PNM had previously refuted NEE’s arguments and that there is no need for a hearing examiner to be assigned to this matter. The NMPRC subsequently issued an order denying the petition for investigation. On January 3, 2020, PNM filed notice with the NMPRC of 60-day waivers of the deadline to provide notice to purchase or return

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the assets underlying the PVNGS Unit 1 leases. On April 10, 2020, PNM filed additional notices of waivers. The deadline for PNM to provide irrevocable notice of its intent to purchase or return the PVNGS Unit 1 lease interests is now June 15, 2020. PNM has committed to provide the NMPRC with timely updates on any decisions related to these interests and will file any necessary requests for approval associated with its decision.

PNM Solar Direct

On May 31, 2019, PNM filed an application with the NMPRC for approval of a program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program. PNM proposed to recover costs of the program directly from subscribing customers through a rate rider. Under the rider, PNM would procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. PNM had fully subscribed the entire output of the 50 MW facilities at the time of the filing. Hearings on the application concluded on January 9, 2020. On March 11, 2020, the hearing examiner issued a recommended decision recommending approval of PNM's application. The hearing examiner's recommended decision was approved by the NMPRC on March 25, 2020. These facilities are expected to begin commercial operations on March 31, 2021. This matter is now concluded.

COVID-19 Regulatory Matters

In March 2020, PNM and other utilities voluntarily implemented a temporary suspension of disconnections and late payment fees for non-payment of utility bills in response to the impacts of COVID-19. On March 18, 2020, the NMPRC conducted an emergency open meeting for the purpose of adopting emergency amendments to its rules governing service to residential customers. The NMPRC’s emergency order is applicable during the duration of the Governor of New Mexico's emergency executive order and allows for the closure of payment centers, prohibits the discontinuance of a residential customer’s service for non-payment, and suspends the expiration of medical certificates for certain customers. On April 27, 2020, PNM, El Paso Electric Company, New Mexico Gas Company, and Southwestern Public Service Company filed a joint motion with the NMPRC requesting authorization to track costs resulting from each utility's response to the COVID-19 outbreak. The utilities propose these incremental costs and uncollected customer accounts receivable resulting from COVID-19 during the period March 11, 2020 through December 31, 2020 be recorded as a regulatory asset. If approved by the NMPRC, the utilities would seek recovery of the regulatory asset in a future rate case. PNM cannot predict the outcome of this matter.

TNMP

TNMP 2018 Rate Case

On May 30, 2018, TNMP filed a general rate proceeding with the PUCT (the “TNMP 2018 Rate Case”) requesting an annual increase to base rates of $25.9 million based on a ROE of 10.5%, a cost of debt of 7.2%, and a capital structure comprised of 50% debt and 50% equity. As part of the application, TNMP proposed to return the regulatory liability related to federal tax reform to customers and to reduce the federal corporate income tax rate to 21%. On December 20, 2018, the PUCT approved an unopposed settlement agreement in the case. The PUCT’s final order results in a $10.0 million annual increase to base rates. The key elements of the approved settlement include a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. As stated by the settlement agreement, the PUCT’s final order excludes certain items from rate base that were requested in TNMP’s original filing, including approximately $10.6 million of transmission investments that TNMP included in its January 2019 transmission cost of service filing, which was approved by the PUCT in March 2019. In addition, the PUCT’s final order requires TNMP to reflect the lower federal income tax rate of 21% in rates and refund approximately $37.8 million of the regulatory liability recorded at December 31, 2017 related to federal tax reform to customers over a period of five years and the remaining amount over the estimated useful lives of plant in service as of December 31, 2017; approves TNMP’s request to integrate revenues historically recorded under TNMP’s AMS rider, as well as other unrecovered AMS investments, into base rates; approves TNMP’s request for new depreciation rates; and approves a new rider to recover Hurricane Harvey restoration costs, net of amounts to be refunded to customers resulting from the reduction in the federal income tax rate in 2018. See Note 14. The new rider is being charged to customers over a period of approximately three years beginning on the effective date of new base rates. New rates under the TNMP 2018 Rate Case were effective beginning on January 1, 2019.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recovery of TNMP Rate Case Costs

Recovery of the cost of TNMP’s rate case was moved into separate proceedings to begin after the conclusion of TNMP 2018 Rate Case. TNMP sought recovery of costs incurred through August 2019 in the amount of $3.8 million and proposed these costs be collected from customers over a three-year period. In October 2019, TNMP and other parties to the proceedings filed an unopposed settlement stipulation that reduced TNMP’s cost recovery to $3.3 million and provide for recovery over a period not to exceed three-years beginning on March 1, 2020. On January 16, 2020, the PUCT approved the settlement. As a result of the PUCT's order, TNMP recorded a pre-tax write-off of $0.5 million in December 2019.

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

The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 21, 2019	$111.8	$14.3
September 19, 2019	21.9	3.3
March 27, 2020	59.2	7.8

Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments to reflect changes in investments in distribution assets. Distribution utilities may file for a periodic rate adjustment between April 1 and April 8 of each year as long as the electric utility is not earning more than its authorized rate of return using weather-normalized data.

On April 6, 2020, TNMP filed its first application for a distribution cost recovery factor (the "2020 DCOS"). The 2020 DCOS application requests an increase in TNMP's annual distribution revenue requirement of $14.7 million based on net capital incremental distribution investments of $149.2 million. TNMP requested a procedural schedule that would result in rates being effective in September 2020. TNMP cannot predict the outcome of this matter.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP’s 2018 EECRF filing requested an adjustment of $5.6 million, including a performance bonus of $0.8 million, and became effective on March 1, 2019. On May 30, 2019, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2020. On August 30, 2019, a unanimous settlement stipulation was filed with the PUCT that would allow TNMP to recover its requested $5.9 million of program costs in 2020, which includes a performance bonus of $0.8 million based on TNMP’s energy efficiency achievements in the 2018 plan year. The PUCT approved the settlement on December 13, 2019 to become effective March 1, 2020.

COVID-19 Electricity Relief Program

On March 26, 2020, the PUCT issued an order establishing an electricity relief program for electric utilities, REPs, and customers impacted by COVID-19. The program allows providers to implement a rider to collect unpaid residential retail customer bills and to ensure these customers continue to have electric service. In addition, the program provides transmission and distribution providers access to zero-interest loans from ERCOT. Collectively, ERCOT’s loans may not exceed $15 million. The program has a term of six months unless extended by the PUCT. In a separate order, the PUCT authorized electric utilities to establish a regulatory asset for costs related to COVID-19. These costs may include but are not limited to costs related to unpaid accounts.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP filed its rider on March 30, 2020. The rider was effective immediately and establishes a charge of $0.33 per MWh in accordance with the PUCT's order. On April 14, 2020, TNMP executed an interest-free loan agreement to borrow $0.5 million from ERCOT. The loan must be repaid upon completion of the electricity relief program.

(13)     Lease Commitments

The Company leases office buildings, vehicles, and other equipment. In addition, PNM leases interests in PVNGS Units 1 and 2 and certain rights-of-way agreements are classified as leases. All of the Company's leases with terms in excess of one year are recorded on the balance sheet by recording a present value lease liability and a corresponding right-of-use asset. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs, which are comprised primarily of fleet and office equipment leases commencing after January 1, 2019, are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Condensed Consolidated Statements of Earnings.

See additional discussion of the Company's leasing activities in Note 8 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.

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

The terms of each of the extended leases do not provide for additional renewal options beyond their currently scheduled expiration dates. PNM has the option to purchase the assets underlying each of the extended leases at their fair market value or to return the lease interests to the lessors on the expiration dates. Under the terms of the extended leases, PNM had until January 15, 2020 for the Unit 1 leases and has until January 15, 2021 for the Unit 2 lease to provide notices to the lessors of PNM’s intent to exercise the purchase options or to return the leased assets to the lessors. On January 3, 2020, PNM filed notice with the NMPRC of 60-day waivers of the deadline to provide notice to purchase or return the assets underlying the PVNGS Unit 1 leases. On March 3, 2020, and April 10, 2020, PNM filed additional notices of waivers of the deadlines. The deadline for PNM to provide irrevocable notice of its intent to purchase or return the assets underlying the PVNGS Unit 1 lease interests is now June 15, 2020. The waivers did not impact the PVNGS Unit 1 leases’ current January 15, 2023 expiration dates. PNM’s elections are independent for each lease and are irrevocable. In the proceeding addressing PNM’s 2017 IRP, PNM agreed to promptly notify the NMPRC of a decision to extend the Unit 1 or 2 leases, or to exercise its option to purchase the leased assets at fair market value upon the expiration of leases. See Note 12. If PNM elects to exercise its purchase option under any of the leases, the leases provide an appraisal process to determine fair market value. If PNM elects to return the assets underlying the extended leases, PNM will retain certain obligations related to PVNGS, including costs to decommission the facility. PNM is depreciating its capital improvements related to the extended leases using NMPRC approved rates through the end of the NRC license period for each unit, which expire in June 2045 for Unit 1 and in June 2046 for Unit 2. Any transfer of the assets underlying the leases will be required to comply with NRC licensing requirements. For example, the NRC could limit the transfer of ownership should PNM decide to return the assets underlying all or a portion of its current leased interests in PVNGS. In the event PNM decides to return these interests to the lessors, and a qualified buyer cannot be identified, PNM may be required to retain all of a portion of its existing leased capacity in PVNGS or be exposed to other claims for damages by the lessors. Whether PNM retains or returns the assets underlying the extended leases, PNM will seek to recover its undepreciated investments, and any amounts paid to purchase the assets, as well as any other obligations related to PVNGS from NM retail customers.

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors, and take title to the leased interests. If such an event had occurred as of March 31, 2020, amounts due to the lessors under the circumstances described above would be up to $154.5 million, payable on July 15, 2020 in addition to the scheduled lease payments due on that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Land Easements and Rights-of-Ways

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. PNM’s April 2020 payment for the amount due under the Navajo Nation right-of-way lease was $7.1 million, which included amounts due under the Consumer Price Index adjustment. Changes in the Consumer Price Index subsequent to January 1, 2019 are considered variable lease payments.

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of March 31, 2020 and December 31, 2019, the unamortized balance of these rights-of-ways was $59.5 million and $60.2 million. During the three months ended March 31, 2020 and 2019, PNM recognized amortization expense associated with these agreements of $0.9 million and $0.9 million.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At March 31, 2020, residual value guarantees on fleet vehicle and equipment leases are $0.7 million, $1.3 million, and $2.0 million for PNM, TNMP, and PNMR.

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2020			December 31, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$114,829	$9,271	$124,717	$120,585	$9,954	$131,212
Current portion of operating lease liabilities	26,727	2,624	29,693	25,927	2,753	29,068
Long-term portion of operating lease liabilities	88,686	6,459	95,573	97,992	7,039	105,512

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2020			December 31, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$6,320	$7,712	$14,299	$4,857	$4,910	$10,028
Accumulated depreciation	(729)	(756)	(1,527)	(482)	(466)	(973)
Non-utility property, net	5,591	6,956	12,772	4,375	4,444	9,055

Other current liabilities	975	1,255	2,298	722	850	1,637
Other deferred credits	4,316	5,706	10,182	3,333	3,597	7,102

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of March 31, 2020 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	6.55	3.98	6.35
Financing leases	5.53	5.68	5.57

Weighted average discount rate:
Operating leases	3.92%	3.97%	3.92%
Financing leases	3.57%	3.52%	3.52%

Information for the components of lease expense is as follows:

	Three Months Ended March 31, 2020
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,893	$774	$7,735
Less: amounts capitalized	(291)	(634)	(925)
Total operating lease expense	6,602	140	6,810
Financing lease cost:
Amortization of right-of-use assets	247	289	553
Interest on lease liabilities	45	56	103
Less: amounts capitalized	(175)	(283)	(458)
Total financing lease expense	117	62	198

Variable lease expense	32	—	32
Short-term lease expense	85	1	86
Total lease expense for the period	$6,836	$203	$7,126

	Three Months Ended March 31, 2019
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$7,583	$898	$8,620
Less: amounts capitalized	(352)	(657)	(1,009)
Total operating lease expense	7,231	241	7,611
Financing lease cost:
Amortization of right-of-use assets	104	98	203
Interest on lease liabilities	16	17	32
Less: amounts capitalized	(38)	(40)	(78)
Total financing lease expense	82	75	157

Variable lease expense	—	—	—
Short-term lease expense	74	3	94
Total lease expense for the period	$7,387	$319	$7,862

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended March 31,			Three Months Ended March 31,
	2020			2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,351	$166	$9,658	$9,452	$284	$9,891
Operating cash flows from financing leases	16	9	27	16	17	32
Finance cash flows from financing leases	80	51	147	25	33	58

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$143,816	$12,942	$157,440
Financing leases	1,463	2,802	4,272	1,635	1,268	2,904

Excluded from the operating and financing cash paid for leases above are $0.3 million and $0.2 million at PNM, $0.6 million and $0.3 million at TNMP, and $0.9 million and $0.5 million at PNMR. These capitalized costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019.

Future expected lease payments are shown below:

	As of March 31, 2020
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2020	$861	$17,386	$1,111	$2,279	$2,027	$20,076
2021	1,117	26,576	1,441	2,448	2,631	29,316
2022	1,082	26,266	1,396	1,996	2,551	28,473
2023	1,038	17,735	1,269	1,508	2,345	19,423
2024	712	7,908	1,074	877	1,786	8,833
Later years	1,008	34,466	1,367	765	2,375	35,488
Total minimum lease payments	5,818	130,337	7,658	9,873	13,715	141,609
Less: Imputed interest	527	14,924	697	790	1,235	16,343
Lease liabilities as of March 31, 2020	$5,291	$115,413	$6,961	$9,083	$12,480	$125,266

The above tables include $9.9 million, $15.1 million, and $25.0 million for PNM, TNMP, and PNMR at March 31, 2020 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

(14)   Income Taxes

In December 2017, comprehensive changes in United States federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the deductibility of officer compensation. During 2019, the IRS issued proposed regulations related to certain officer compensation and proposed regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

predominantly regulated activities to fully deduct interest expenses. In addition, the IRS issued proposed regulations interpreting Tax Act amendments to depreciation provisions of the IRC that allow the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017. See additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. Among other things, the CARES Act includes tax provisions that generally loosen restrictions on NOL utilization and business interest deductions, and accelerate refunds of previously generated alternative minimum tax credits. In addition, the CARES Act includes a temporary provision allowing businesses to defer payments to the government for some payroll taxes. The CARES Act provisions related to NOL utilization and business interest deductions are not applicable for the Company, but the Company is evaluating its ability to accelerate refunds of previously generated alternative minimum tax credits and is deferring payments of certain payroll taxes.

Beginning February 2018, PNM’s NM 2016 Rate Case reflects the reduction in the federal corporate income tax rate, including amortization of excess deferred federal and state income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years, and excess deferred state income taxes to customers over a period of three years. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP will amortize federal and state excess deferred income taxes of $30.3 million, $21.2 million, and $9.1 million in 2020. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 12.

As required under GAAP, the Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. GAAP also provides that certain unusual or infrequently occurring items, including excess tax benefits related to stock awards, be excluded from the estimated annual effective tax rate calculation. At March 31, 2020, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2020 would be 8.63%, 11.28%, and 9.79%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal and state income taxes ordered by the NMPRC in PNM’s NM 2016 Rate Case and the amortization of excess deferred federal income taxes as ordered by the PUCT in TNMP’s 2018 Rate Case. During the three months ended March 31, 2020, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced by excess tax benefits related to stock awards of $0.4 million for PNMR, of which $0.3 million was allocated to PNM and $0.1 million was allocated to TNMP.

(15)   Related Party Transactions

PNMR, PNM, TNMP, and NMRD are considered related parties as defined under GAAP, as is PNMR Services Company, a wholly-owned subsidiary of PNMR that provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. These services are billed at cost on a monthly basis to the business units. In addition, PNMR provides construction and operations and maintenance services to NMRD, a 50% owned subsidiary of PNMR Development. PNM purchases renewable energy from certain NMRD-owned facilities at a fixed price per MWh of energy produced. PNM also provides interconnection services to PNMR Development and NMRD. See Note 16 for additional discussion of NMRD.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Services billings:
PNMR to PNM	$22,123	$26,826
PNMR to TNMP	8,727	10,058
PNM to TNMP	76	75
TNMP to PNMR	35	35
PNMR to NMRD	76	41
Renewable energy purchases:
PNM from NMRD	1,519	625
Interconnection billings:
PNM to NMRD	220	—
PNM to PNMR	—	—
Interest billings:
PNMR to PNM	—	933
PNM to PNMR	81	72
PNMR to TNMP	1	32
Income tax sharing payments:
PNMR to PNM	—	—
TNMP to PNMR	—	—

(16)   Equity Method Investment

As discussed in Note 1 of the Company's 2019 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. As of March 31, 2020, NMRD’s renewable energy capacity in operation was 85.1 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the three months ended March 31, 2020 and 2019, PNMR Development made cash contributions of $10.0 million and $7.0 million to NMRD to be used primarily for its construction activities.

PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating revenues	$1,667	$725
Operating expenses	1,580	796
Net earnings (loss)	$87	$(71)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	March 31,	December 31,
	2020	2019
	(In thousands)
Current assets	$12,848	$7,187
Net property, plant, and equipment	137,763	132,772
Non-current assets	1,548	—
Total assets	152,159	139,959
Current liabilities	1,392	9,640
Non-current liabilities	362	—
Owners’ equity	$150,405	$130,319

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 791,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.
Strategic Goals
PNMR is focused on achieving three key strategic goals:

•Earning authorized returns on regulated businesses
•Delivering at or above industry-average earnings and dividend growth
•Maintaining investment grade credit ratings

In conjunction with these goals, PNM and TNMP are dedicated to:

•Maintaining strong employee safety, plant performance, and system reliability
•Delivering a superior customer experience
•Demonstrating environmental stewardship in business operations, including transitioning to an emissions-free generating portfolio by 2040
•Supporting the communities in their service territories

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

Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K and in Note 12.

State Regulation

The rates PNM and TNMP charge retail customers are subject to traditional rate regulation by the NMPRC, FERC, and the PUCT.

New Mexico 2015 Rate Case – On September 28, 2016, the NMPRC issued an order that authorized PNM to implement an increase in base non-fuel rates of $61.2 million for New Mexico retail customers, effective for bills sent after September 30, 2016. This order was on PNM’s application for a general increase in retail electric rates (the “NM 2015 Rate Case”) filed in August 2015. The NMPRC's order included a determination that PNM was imprudent in purchasing certain leased capacity in PVNGS Unit 2, extending other PVNGS leased capacity, and installing BDT environmental controls equipment on SJGS.

PNM appealed the NMPRC's imprudence findings to the NM Supreme Court. Specifically, PNM appealed the NMPRC’s determination that PNM was imprudent in certain matters in the case, including the disallowance of the full purchase price of 64.1 MW of capacity in PVNGS Unit 2, the undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity was leased by PNM, the costs of converting SJGS Units 1 and 4 to BDT, and future contributions for PVNGS decommissioning attributable to 64.1 MW of purchased capacity and the 114.6 MW of capacity under the extended leases.

In May 2019, the NM Supreme Court issued its decision on the matters that had been appealed in the NM 2015 Rate Case. The NM Supreme Court upheld all of the decisions in the NMPRC's order except for their decision to permanently disallow recovery of future decommissioning costs related to the purchased and extended leases because PNM was deprived of its rights to due process of law and remanded the case to the NMPRC for further proceedings. In January 2020, the NMPRC issued its order in response to the NM Supreme Court’s remand that reaffirmed its September 2016 order except for the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2. The NMPRC indicated that PNM’s ability to recover these costs will be addressed in a future proceeding and closed the NM 2015 Rate Case docket.

As a result of the NM Supreme Court’s ruling, PNM recorded a pre-tax impairment of $149.3 million as of June 30, 2019 which is reflected as regulatory disallowances and restructuring costs in the Condensed Consolidated Statements of Earnings. This amount reflects capital costs not previously impaired during the pendency of the appeal related to PNM's purchase of 64.1 MW, in PVNGS Unit 1, undepreciated capital improvements made during the period such interests had been leased, and investments in BDT environmental controls equipment on SJGS Units 1 and 4. The impairment was offset by tax impacts of $45.7 million which are reflected as income taxes on the Condensed Consolidated Statements of Earnings.

New Mexico 2016 Rate Case – In January 2018, the NMPRC approved a settlement agreement that authorized PNM to implement an increase in base non-fuel rates of $10.3 million, which includes a reduction to reflect the impact of the decrease in the federal corporate income tax rate and updates to PNM’s cost of debt (aggregating $47.6 million annually). This order was on PNM's application for a general increase in retail electric rates filed in December 2016 (the "NM 2016 Rate Case"). The key terms of the order include:

•A ROE of 9.575%
•A requirement to return to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate to the extent attributable to PNM’s retail operations (Note 14)
•A disallowance of PNM’s ability to collect an equity return on certain investments aggregating $148.1 million at Four Corners, but allowing recovery of a debt-only return
•An agreement to not implement non-fuel base rate changes, other than changes related to PNM’s rate riders, with an effective date prior to January 1, 2020
•A requirement to consider the prudency of PNM’s decision to continue its participation in Four Corners in PNM's next general rate case filing

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

Advanced Metering – TNMP completed its mass deployment of advanced meters across its service territory in 2016 and has installed more than 242,000 advanced meters. Beginning in 2019 the majority of costs associated with TNMP’s AMS program are being recovered through base rates.

In February 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”), which was denied. As ordered by the NMPRC, PNM’s 2020 filing for energy efficiency programs to be offered in 2021, 2022, and 2023 includes a proposal for an AMI pilot project.

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

On April 6, 2020, TNMP filed its first application for a periodic distribution rate adjustment (the "2020 DCOS"). TNMP's 2020 DCOS application requests an increase in annual distribution revenues of $14.7 million and that new rates go into effect beginning in September 2020. See Note 12. TNMP cannot predict the outcome of this matter.

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

In May 2019, PNM filed an application with FERC requesting approval to purchase a new 165-mile long 345-kV transmission line and related facilities (the “Western Spirit Line”). Under related agreements, PNM will provide transmission service to approximately 800 MW of new wind generation to be located in eastern New Mexico beginning in 2021 using an incremental rate. All necessary regulatory approvals for PNM to purchase and provide transmission service from the Western Spirit Line have been obtained.

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

Maintaining Investment Grade Credit Ratings
The Company is committed to maintaining investment grade credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. On April 6, 2020, S&P downgraded the ratings for PNMR, PNM, and TNMP one notch and affirmed TNMP's first mortgage bond rating. All of the credit ratings issued by both Moody’s and S&P on the Company’s debt continue to be investment grade.

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

Safe, Reliable, and Affordable Power
PNMR and its utilities are aware of the important roles they play in enhancing economic vitality in their service territories. Management believes that maintaining strong and modern electric infrastructure is critical to ensuring reliability and supporting economic growth. When contemplating expanding or relocating their operations, businesses consider energy affordability and reliability to be important factors. PNM and TNMP strive to balance service affordability with infrastructure investment to maintain a high level of electric reliability and to deliver a safe and superior customer experience. Investing in PNM’s and TNMP’s infrastructure is critical to ensuring reliability and meeting future energy needs. Both utilities have long-established records of providing customers with safe and reliable electric service.

In early 2020, the novel coronavirus ("COVID-19"), resulted in President Trump declaring a pandemic in the U.S. The Company is closely monitoring developments and is taking steps to mitigate the potential risks related to the COVID-19 pandemic. The Company has assessed and updated its existing business continuity plans in response to the impacts of the pandemic through crisis team meetings and working with other utilities and operators. It has identified its critical workforce, staged backups and limited access to control rooms and critical assets. The Company has worked to protect the safety of its employees using a number of measures, including minimizing exposure to other employees and the public and mandating work-from-home and flexible arrangements for all applicable job functions. The Company is also working with its suppliers to understand the potential impacts to its supply chain and remains focused on the integrity of its information systems and other technology systems used to run its business. However, the Company cannot predict the extent or duration of the outbreak, its effects on the global, national or local economy, or on the Company's financial position, results of operations, and cash flows. The Company will continue to monitor developments related to COVID-19 and will remain focused on protecting the health and safety of its customers, employees, contractors, and other stakeholders, and on its objective to provide safe, reliable, affordable and environmentally responsible power. As discussed in Note 12, both PNM and TNMP have suspended disconnecting certain customers for past due bills and waived late fees during the pandemic and are seeking or have been provided regulatory mechanisms to recover these and other costs resulting from COVID-19. See additional discussion below regarding the Company's customer, community, and stakeholder engagement in response to COVID-19 and in Item 1A. Risk Factors.

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

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico ranks 3rd in the nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks 3rd in the nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. As of March 31, 2020, NMRD’s renewable energy capacity in operation was 85.1 MW, which includes 80 MW of solar-PV facilities to supply energy to the Facebook data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. The NMPRC has approved PNM’s request to enter into an additional 25-year PPA to purchase renewable energy and RECs from an aggregate of approximately 50 MW of capacity from solar-PV facilities to be constructed by NMRD to supply power to the Facebook data center. These facilities are expected to begin commercial operation by June 2020. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.

PNM filed its 2017 IRP on July 3, 2017. The 2017 IRP analyzed several scenarios utilizing assumptions that PNM continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP included, among other things, that retiring PNM’s share of SJGS in 2022 and exiting ownership in Four Corners in 2031 would provide long-term cost savings for PNM’s customers and that the best mix of new resources to replace the retired coal generation would include solar energy and flexible natural gas-fired peaking capacity as well as energy storage, if the economics support it, and wind energy provided additional transmission capacity becomes available. The 2017 IRP also indicated that PNM should retain the currently leased capacity in PVNGS. See additional discussion regarding PNM’s leased capacity in PVNGS in Note 13, including PNM's June 15, 2020 deadline to provide irrevocable notice of its intent to purchase or return the assets underlying the extended PVNGS Units 1 and 2 leases, as well as PNM’s 2017 IRP and the SJGS Abandonment Application in Note 12.

In the third quarter of 2019, PNM initiated its 2020 IRP process which will cover the 20-year planning period from 2019 through 2039. Consistent with historical practice, PNM has provided notice to various interested parties and has hosted a series of public advisory presentations. NMPRC rules require PNM to file its 2020 IRP in July 2020. In March 2020, PNM filed a request to extend the deadline to file its 2020 IRP until six months after the NMPRC issues a final order approving replacement resources PNM's SJGS Abandonment Application. In April 2020, the NMPRC approved PNM's request for extension. PNM will continue to seek input from interested parties as a part of this process. PNM cannot predict the outcome of this matter.

Environmentally Responsible Power
PNMR has a long-standing record of environmental stewardship. PNM’s environmental focus is in three key areas:

•Developing strategies to provide reliable and affordable power while transitioning to a 100% emissions-free generating portfolio by 2040
•Preparing PNM’s system to meet New Mexico’s increasing renewable energy requirements as cost-effectively as possible
•Increasing energy efficiency participation

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

The Energy Transition Act (“ETA”)

On June 14, 2019, Senate Bill 489, known as the ETA, became effective. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. See additional discussion of the ETA in Note 16 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K and below in PNM’s SJGS Abandonment Application.

PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement filings with the NMPRC.

SJGS

SJGS Abandonment Application – As discussed in Note 12, on July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment

Application”). The SJGS Abandonment Application seeks NMPRC approval to retire PNM’s share of SJGS in mid-2022, and for approval of replacement resources and the issuance of approximately $361 million of energy transition bonds as provided by the ETA. The application includes several replacement resource scenarios including PNM’s recommended replacement scenario, which is consistent with PNM’s goal of having a 100% emissions-free generating portfolio by 2040 and would provide cost savings to customers while preserving system reliability. The application includes three other replacement resource scenarios that would place a greater amount of resources in the San Juan area, or result in no new fossil-fueled generating facilities, or no battery storage facilities being added to PNM’s portfolio. When compared to PNM's recommended replacement resource scenario, the three alternative resource scenarios are expected to result in increased costs to customers and the two alternative resource scenarios that result in no new fossil-fueled generating facilities are expected to not provide adequate system reliability.

The NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing and the other addressing replacement resources but did not definitively indicate if the abandonment and financing proceedings would be evaluated under the requirements of the ETA. The NMPRC’s July 10, 2019 order also extended the deadline to issue the abandonment and financing order to nine months and to issue the replacement resources order to 15 months. After several requests for clarification and legal challenges, in January 2020, the NM Supreme Court ruled the NMPRC is required to apply the ETA to all aspects of PNM’s SJGS Abandonment Application, and that any previous NMPRC orders inconsistent with their ruling should be vacated. Hearings on the abandonment and securitized financing proceedings were held in December 2019 and hearings on replacement resources were held in January 2020.

In February 2020, the Hearing Examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of the separate replacement resources proceeding, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The Hearing Examiners recommended, among other things, that PNM be authorized to abandon SJGS by June 30, 2022, to issue Securitized Bonds of up to $361 million, and to establish a rate rider to collect non-bypassable customer charges for repayment of the bonds (the “Energy Transition Charge”). The Hearing Examiners recommended an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the Hearing Examiners recommended PNM be granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, and economic development funds.

On February 21, 2020, the Hearing Examiners recommended the NMPRC approve PNM's proposed abandonment of SJGS, subject to approval of the replacement resources and financing orders to issue Securitized Bonds. On March 27, 2020, the Hearing Examiners issued a partial recommended decision related to PNM's requested replacement resources. The Hearing Examiners recommended the NMPRC approve PNM's requested PPA replacement resources related to 350 MW of solar-PV facilities and 60 MW of battery storage facilities. On April 1, 2020, the NMPRC unanimously approved the Hearing Examiners' recommended decisions regarding the abandonment of SJGS and the Securitized Bonds. On April 29, 2020, the NMPRC issued an order declining to bifurcate a determination on replacement resources and deferring final consideration until the issuance of a comprehensive recommended decision addressing the entire portfolio of replacement resources. The NMPRC is required to issue an order on the SJGS replacement resources by September 2020. PNM cannot predict the outcome of its request for NMPRC approval of replacement resources.

Pursuant to the NMPRC's April 1, 2020 order approving the abandonment of SJGS and the related issuance of Securitized Bonds, PNMR recorded obligations totaling $38.1 million for estimated severances and other costs resulting from the planned retirement of SJGS in 2022, and for expected funding to state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. This obligation is reflected in other deferred credits and as a corresponding deferred regulatory asset on PNMR's Condensed Consolidated Balance Sheets as of March 31, 2020. These estimates may be adjusted in future periods as the Company refines its expectations. See additional discussion of PNM's SJGS Abandonment Application and the related challenges filed with the NM Supreme Court in Note 12.

Other Environmental Matters – In addition to the regional haze rule and the ETA, SJGS and Four Corners may be required to comply with other rules that affect coal-fired generating units. In March 2017, President Trump issued an Executive Order on Energy Independence.  The order sets out two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  On June 19, 2019, EPA released the final Affordable Clean Energy rule. EPA is taking three separate actions in the final rule: (1) repealing the Clean Power Plan; (2) promulgating the Affordable Clean Energy rule; and (3) revising the implementing regulations for all emission guidelines issued under Clean Air Act Section 111(d) which, among other things, extends the deadline for state plans and the timing of EPA's approval process. EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. The final rule requires states to submit a plan to EPA by July 8, 2022 and then EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a federal plan. The rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after the planned shutdown of SJGS in 2022 (subject to NMPRC approval). The Company is reviewing the rule with respect to impacts to Four Corners. See Note 11.
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
Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as wind and geothermal energy purchased under PPAs. As of March 31, 2020, PNM has 157 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 133.0 MW at March 31, 2020. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 204 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM's 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind beginning in 2021. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements. If approved by the NMPRC, PNM’s recommended resource scenario to replace the planned retirement of SJGS would result in PNM executing PPAs to purchase renewable energy and RECs from a total of 350 MW of solar-PV facilities and to procure energy from and construct a total of 130 MW of battery storage facilities.
As discussed in Strategic Investments above, PNM is currently purchasing the output of 80 MW of solar capacity from NMRD that is used to serve the Facebook data center. PNM has entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of power and RECs from a 50 MW wind project, which was placed in commercial operation in November 2018, a 166 MW wind project to be operational in November 2020, and a 50 MW solar-PV project to be operational in December 2021. In August 2018, the NMPRC approved PNM’s request to enter into two additional 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be constructed by NMRD to supply power to Facebook, Inc. The first 50 MW of these facilities began commercial operations in November 2019 and the remaining capacity is expected to begin commercial operation by June 2020.
On May 31, 2019, PNM filed an application with the NMPRC for approval of a program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program ("PNM Solar Direct"). The costs of the program would be recovered directly from subscribing customers through a rate rider, including the costs to procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. These facilities are expected to be placed in commercial operation by March 31, 2021. In March 2020, the NMPRC approved PNM's application, including the rate rider and PPA.
PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS and carbon-free resource requirements.
Energy Efficiency
Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2019, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs is estimated to be approximately 65 GWh. This is equivalent to the annual consumption of approximately 9,500 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2019, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs is estimated to be approximately 16 GWh. This is equivalent to the annual consumption of approximately 1,285 homes in TNMP’s service territory. In April 2018, TNMP received the “Partner of the Year Energy Efficiency Delivery Award” for its High-Performance Homes Program. As discussed above, in April 2020, PNM filed an application for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The proposed program also requests an AMI pilot program. PNM cannot predict the outcome of this matter.
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
The Company has leveraged a number of communications channels and strategic content to better serve and engage its many stakeholders. PNM’s website www.pnm.com, provides the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The Company’s website is also a resource for information about PNM’s operations and community outreach efforts, including plans for building a sustainable energy future for New Mexico and to transition to an emissions-free generating portfolio by 2040. PNM has also leveraged social media in communications with customers on various topics such as education, outage alerts, safety, customer service, and PNM’s community partnerships in philanthropic projects. As discussed above, PNMR also has a dedicated Sustainability Portal on its corporate website, www.pnmresources.com, to provide additional information regarding the Company’s environmental and other sustainability efforts.
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

PNMR has a long tradition of supporting the communities it serves in New Mexico and Texas. The Company demonstrates its core value of caring through the PNM Resources Foundation, corporate giving, employee volunteerism, and PNM’s low-income assistance programs. In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides more than $1 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop business, develop and implement environmental programs, and provide educational opportunities. Beginning in 2020, the PNM Resources Foundation will fund grants with a three-year focus on decreasing homelessness, increasing access to affordable housing, reducing carbon emissions, and community safety with an emphasis on COVID-19 programs in 2020.

During the three years ending December 2019, the Company has contributed approximately $6.2 million to civic, educational, environmental, low income, and economic development organizations. PNMR is proud to support programs and organizations that enrich the quality of life for the people in its service territories and communities. One of PNM’s most important outreach programs is tailored for low-income customers. In 2019, PNM hosted 46 community events throughout its service territory to connect low-income customers with nonprofit community service providers offering support and help with such needs as water and gas utility bills, food, clothing, medical programs, and services for seniors. Additionally, through its Good Neighbor Fund, PNM provided $0.4 million of assistance with electric bills to 3,734 families in 2019 and offered financial literacy training to further support customers. In response to the recent COVID-19 crisis, in early 2020 the PNM Resources Foundation awarded $0.4 million to nonprofits in New Mexico and Texas to assist with work being done on the front lines of the pandemic, with a focus on helping people currently experiencing homelessness during the shelter-in-place directives and seniors.

Volunteerism is an important facet of the PNMR culture. The mission of the PNMR Corporate Volunteer Group is to help make the communities PNMR serves safer, stronger, smarter, and more vibrant. In 2019, PNM and TNMP employees and retirees contributed over 13,300 volunteer hours serving their local communities by supporting at least 250 organizations. Company volunteers participate in an annual Day of Service at nonprofits across New Mexico and Texas. Employees and retirees also participate on a variety of nonprofit boards and independent volunteer activities throughout the year. PNMR employees want to make the Company the best place to work by connecting and growing with others to realize their objectives. By doing this the Company hopes to increase customer satisfaction. To assist with COVID-19 efforts, PNMR donated to the Emergency Action Fund in partnership with Albuquerque Community Foundation and United Way of Central New Mexico to benefit approximately twenty nonprofits and small businesses facing challenges due to cancelled fundraising events. In addition, PNM and TNMP Community Crews have assisted in efforts to safely deliver food and other supplies to assist teachers and others providing continued education at home, especially to those without access to computers and the internet.
Economic Factors
PNM – In the three months ended March 31, 2020, PNM experienced an increase in weather-normalized retail load of 1.1% compared to 2019. PNM did not experience significant impacts in customer usage during the first quarter of 2020 as a result of COVID-19. PNM expects to see increased residential customer usage offset by a decrease in the commercial customer class when compared to 2019 as a result of New Mexico state restrictions related to COVID-19 and does not currently expect significant impacts to its other customer classes.
TNMP – In the three months ended March 31, 2020, TNMP experienced a decrease in volumetric weather-normalized retail load of 0.2% compared to 2019. Weather-normalized demand-based load, excluding retail transmission customers, increased 2.7% in the three months ended March 31, 2020 compared to 2019. TNMP expects to see increased volumetric usage related to residential consumers offset by decreases in its demand based commercial consumer class as a result of impacts related to COVID-19.
The Company is unable to determine the duration or final impacts from COVID-19 as discussed in more detail in Item 1A. Risk Factors. The Company expects that some of the negative impacts to customer usage at PNM and TNMP will be offset by reduced operations and maintenance expenses resulting from the Company's efforts to maintain social distancing and that these costs could be further reduced if the economic impacts of COVID-19 persist into the summer. However, if current economic conditions extend through the summer and beyond, the Company may be required to implement additional measures such as further reducing or delaying operating and maintenance expenses and planned capital expenditures.
Results of Operations
Net earnings (loss) attributable to PNMR were $(15.3) million, or $(0.19) per diluted share in the three months ended March 31, 2020 compared to $18.7 million, or $0.23 per diluted share in 2019. Among other things, earnings in the three months ended March 31, 2020 benefited from higher earnings on PNM's renewable rate rider, higher customer usage at PNM, including the leap-year impact, higher transmission rates and demand-based usage at TNMP, lower operational and maintenance expenses, including lower employee related expense at PNM and TNMP, and lower plant maintenance costs at PNM, and lower interest charges at TNMP. These increases were more than offset by milder weather conditions at PNM and TNMP, increased depreciation and property taxes due to increased plant in service at PNM and TNMP, and losses on PNM's PVNGS and coal mine reclamation investment securities. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.
Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that currently expire in October 2023. Both facilities provide for short-term borrowings and letters of credit and can be extended through October 2024, subject to approval by a majority of the lenders. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico, which expires in December 2022, and TNMP has a $75.0 million revolving credit facility, which expires in September 2022. PNMR Development has a revolving credit facility with a capacity of $40.0 million, with the option to further increase the capacity up to $50.0 million upon 15-days advance notice, that expires in February 2021. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. Total availability for PNMR on a consolidated basis was $670.0 million at

May 1, 2020. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures, capital contributions for PNMR Development’s 50% ownership interest in NMRD, and dividends, will total $4.4 billion for 2020 - 2024, including amounts expended through March 31, 2020. The construction expenditures include estimated amounts for an anticipated expansion of PNM’s transmission system, including the planned purchase of the Western Spirit Line, and proposed replacement generation resources included in PNM’s SJGS Abandonment Application.

In January 2020, PNMR entered into agreements to sell approximately 6.2 million shares of PNMR common stock under forward purchase arrangements (the “PNMR 2020 Forward Equity Sale Agreements”). Under the PNMR 2020 Forward Equity Sale Agreements, PNMR has the option to physically deliver, cash settle, or net share settle all or a portion of PNMR common stock on or before a date that is 12 months from their effective dates. PNMR did not initially receive any proceeds upon execution of these agreements. The initial forward sales price of $47.21 per share is subject to adjustments based on net interest rate factor and by expected future dividends on PNMR’s common stock. PNMR expects to physically settle all shares under the agreements on or before January 7, 2021. See Note 9.

On April 15, 2020, PNM entered into the PNM 2020 Term Loan and used the proceeds to prepay the PNM 2019 $250.0 million Term Loan, without penalty. As discussed below, on April 30, 2020, PNM used $100.0 million of proceeds from the PNM 2020 SUNs to prepay without penalty an equal amount of the PNM 2020 Term Loan.

On April 24, 2020, TNMP entered into the TNMP 2020 Bond Purchase Agreement with institutional investors for the sale of $185.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the "TNMP 2020 Bonds") offered in private placement transactions. TNMP issued $110.0 million of TNMP 2020 Bonds on April 24, 2020 and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. TNMP will issue the remaining $75.0 million of TNMP 2020 Bonds on or before July 15, 2020 and will use the proceeds from that issuance to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes.

On April 30, 2020, PNM issued $200.0 million aggregate principal amount of PNM 2020 SUNs offered in private placement transactions. PNM used $100.0 million of proceeds from the PNM 2020 SUNs to repay an equal amount of the PNM 2020 Term Loan. The remaining $100.0 million of the PNM 2020 SUNs were used to repay borrowings on the PNM Revolving Credit Facility and for other corporate purposes.

See discussion of the NMPRC's April 1, 2020 approval of PNM's request to issue approximately $361 million of Securitized Bonds upon the retirement of SJGS in 2022, and the related appeal of that order to the NM Supreme Court in Note 12.

After considering the effects of these financings and the Company's short-term liquidity position as of May 1, 2020, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $718 million through May 31, 2021. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2020-2024 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions, except per share amounts)
Net earnings (loss) attributable to PNMR	$(15.3)	$18.7	$(34.0)
Average diluted common and common equivalent shares(1)	79.9	80.0	(0.1)
Net earnings attributable to PNMR per diluted share	$(0.19)	$0.23	$(0.42)
(1) Excludes anti-dilutive shares for the three months ending March 31, 2020.

The components of the change in net earnings attributable to PNMR are:

Three Months Ended
March 31, 2020
(In millions)
PNM	$(35.1)
TNMP	3.0
Corporate and Other	(1.9)
Net change	$(34.0)

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

The following table summarizes the operating results for PNM:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Electric operating revenues	$248.1	$269.3	$(21.2)
Cost of energy	74.5	99.3	(24.8)
Utility margin	173.6	170.0	3.6
Operating expenses	98.6	106.5	(7.9)
Depreciation and amortization	41.4	39.2	2.2
Operating income	33.6	24.3	9.3
Other income (deductions)	(30.5)	18.0	(48.5)
Interest charges	(17.6)	(18.4)	0.8
Segment earnings (loss) before income taxes	(14.6)	23.9	(38.5)
Income (taxes) benefit	2.4	(2.0)	4.3
Valencia non-controlling interest	(3.7)	(2.8)	(0.9)
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings	$(16.1)	$19.0	$(35.1)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended March 31,
			Percentage
	2020	2019	Change
	(Gigawatt hours, except customers)
Residential	768.2	795.5	(3.4)%
Commercial	838.7	828.2	1.3
Industrial	334.3	250.0	33.7
Public authority	48.5	49.6	(2.2)
Economy energy service (1)	166.5	156.9	6.1
Other sales for resale	605.2	874.7	(30.8)
	2,761.4	2,954.9	(6.5)%
Average retail customers (thousands)	533.0	529.1	0.8%

(1) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

Operating Results – Three Months Ended March 31, 2020 compared to 2019

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2020
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized KWh sales increased 1.1%, due to increased sales to industrial customers	$0.6
Weather – Colder weather in 2019; heating degree days were 10.8% lower in 2020	(2.2)
Leap Year – Increase in revenue due to additional day in 2020	1.8
Transmission – Increase primarily due to the addition of new customers	0.8
Rate riders – Includes energy efficiency and the renewable energy rider, which is partially offset in depreciation and amortization below	2.1
Other	0.5
Net Change	$3.6

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2020
Change
Operating expenses:	(In millions)

Lower plant maintenance costs at SJGS, PVNGS, and gas-fired plants, partially offset by higher costs at Four Corners	$(1.6)
Regulatory disallowance resulting from the NMPRC’s September 28, 2016 order in PNM’s NM 2015 Rate Case (Note 12)	(1.3)
Lower employee related, and outside service expenses	(4.5)
Other	(0.5)
Net Change	$(7.9)

Three Months Ended March 31, 2020
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service, including solar facilities under the renewable rider	$2.0
Other	0.2
Net Change	$2.2

Other income (deductions):

Lower gains on investment securities in the NDT and coal mine reclamation trusts	$(46.9)
Lower equity AFUDC	(0.8)
Lower interest income related to investment securities in the NDT and coal mine reclamation trusts	(0.1)
Higher pension and OPEB non-service cost expense	(0.7)
Net Change	$(48.5)

Interest charges:

Lower interest on term loan agreements	$0.2
Interest on deposit by PNMR Development for transmission interconnections, which is offset in Corporate and Other	0.9
Other	(0.3)
Net Change	$0.8

Income (taxes) benefits:

Lower segment earnings before income taxes	$10.0
Changes in the anticipated effective tax rate, including amortization of excess deferred income taxes (Note 14)	(5.8)
Other	0.1
Net Change	$4.3

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

The following table summarizes the operating results for TNMP:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Electric operating revenues	$85.5	$80.3	$5.2
Cost of energy	24.2	22.3	1.9
Utility margin	61.3	58.0	3.3
Operating expenses	25.1	25.2	(0.1)
Depreciation and amortization	21.8	20.2	1.6
Operating income	14.3	12.6	1.7
Other income (deductions)	0.6	0.6	—
Interest charges	(7.2)	(8.8)	1.6
Segment earnings before income taxes	7.7	4.4	3.3
Income (taxes)	(0.6)	(0.3)	(0.3)
Segment earnings	$7.1	$4.1	$3.0

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended March 31,
			Percentage
	2020	2019	Change
Volumetric load (1) (GWh)
Residential	598.7	618.7	(3.2)%
Commercial and other	8.0	7.9	1.3%
Total volumetric load	606.7	626.6	(3.2)%
Demand-based load (2) (MW)	4,896.5	4,721.9	3.7%
Average retail consumers (thousands) (3)	257.1	253.8	1.3%
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

Operating Results – Three Months Ended March 31, 2020 compared to 2019

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2020
Change
Utility margin:	(In millions)

Rate relief – Transmission cost of service rate increases in March 2019, September 2019, and March 2020	$4.0
Retail customer usage/load – Weather normalized KWh sales decreased 0.2%, offset by an increase of 1.3% in the average number of retail consumers and the leap-year impact	—
Demand-based customer usage/load – Higher demand-based revenues for large commercial and industrial customers; weather normalized billed demand excluding retail transmission customers increased 2.7%	0.7
Weather – Milder weather in 2020; heating degree days were 23.4% lower in 2020	(1.0)
Rate Riders – Impacts of rate riders, including the CTC surcharge, energy efficiency rider, rate case expense rider, and transmission cost recovery factor	(0.2)
Other	(0.2)
Net Change	$3.3

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2020
Change
Operating expenses:	(In millions)

Lower employee related expenses	$(0.9)
Higher vegetation management expenses	0.2
Lower capitalization of administrative and general and other expenses due to lower construction expenditures	0.1
Higher property taxes due to increased utility plant in service	0.5
Net Change	$(0.1)

Depreciation and amortization:

Increased utility plant in service	$1.7
Net Change	$1.7

Other income (deductions):

Lower equity AFUDC	$(0.1)
Other	0.1
Net Change	$—

Three Months Ended March 31, 2020
Change
Interest charges:	(In millions)

Repayment of $172.3 million 9.50% first mortgage bonds in April 2019	$4.3
Issuance of $225.0 million first mortgage bonds in March 2019	(2.2)
Issuance of $80.0 million first mortgage bonds in July 2019	(0.7)
Repayment of $35.0 million term loan in December 2019	0.3
Lower debt AFUDC	(0.1)
Net Change	$1.6

Income (taxes) benefits:

Higher segment earnings before income taxes	$(0.6)
Other	0.3
Net Change	$(0.3)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Electric operating revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(5.5)	(5.8)	0.3
Depreciation and amortization	5.7	5.9	(0.2)
Operating income (loss)	(0.2)	(0.2)	—
Other income (deductions)	(0.6)	(0.8)	0.2
Interest charges	(5.6)	(4.5)	(1.1)
Segment earnings (loss) before income taxes	(6.5)	(5.4)	(1.1)
Income (taxes) benefit	0.2	1.0	(0.8)
Segment earnings (loss)	$(6.3)	$(4.4)	$(1.9)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. Substantially all depreciation and amortization expense and other income (deductions) are offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended March 31, 2020 compared to 2019
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2020
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.1
Other	0.1
Net Change	$0.2

Three Months Ended March 31, 2020
Change
Interest charges:	(In millions)

Lower interest on term loans	$0.5
Higher short-term borrowings	(0.7)
Elimination of intercompany interest	(0.9)
Net Change	$(1.1)

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$(1.3)
Higher segment loss before income taxes	0.3
Other	0.2
Net Change	$(0.8)

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2020 compared to March 31, 2019 are summarized as follows:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Net cash flows from:
Operating activities	$93.8	$104.7	$(10.9)
Investing activities	(152.8)	(151.9)	(0.9)
Financing activities	71.5	225.2	(153.7)
Net change in cash and cash equivalents	$12.4	$178.0	$(165.6)
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
Cash Flows from Investing Activities

The changes in PNMR’s cash flows from investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities include purchases and sales of investment securities in the NDT and coal mine reclamation trusts as well as activity related to NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Three Months Ended March 31,
	2020	2019	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(11.5)	$(22.1)	$10.6
Renewables	—	(18.5)	18.5
Transmission and distribution	(50.2)	(29.2)	(21.0)
Nuclear fuel	(8.9)	(6.1)	(2.8)
	(70.6)	(75.9)	5.3
TNMP:
Transmission	(16.3)	(27.5)	11.2
Distribution	(44.1)	(31.1)	(13.0)
	(60.4)	(58.6)	(1.8)
Corporate and Other:
Computer hardware and software	(9.2)	(7.4)	(1.8)
Total cash (outflows) for additions to utility plant	$(140.2)	$(141.9)	$1.7

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$149.4	$74.5	$74.9
Purchases of investment securities	(152.1)	(77.4)	(74.7)
Investments in NMRD	(10.0)	(7.0)	(3.0)
Other, net	0.1	(0.1)	0.2
Total cash (outflows) from investing activities	$(152.8)	$(151.9)	$(0.9)

Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:
•Short-term borrowings increased $115.5 million in 2020 compared to a decrease of $12.1 million in 2019, resulting in a net increase in cash flows from financing activities of $127.6 million
•In 2019, PNM borrowed $250.0 million under the PNM 2019 Term Loan and used the proceeds to repay the $200.0 million PNM 2017 Term Loan
•In 2019, TNMP issued $225.0 million of TNMP 2019 Bonds

Financing Activities

See Note 7 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K and Note 9 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. The Company’s ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•Ability to earn a fair return on equity
•Results of operations
•Ability to obtain required regulatory approvals
•Conditions in the financial markets
•Credit ratings

The Company is closely monitoring developments and is taking steps to mitigate the potential risks related to COVID-19. The Company currently believes it has adequate liquidity but cannot predict the extent or duration of the outbreak, its effects on the global, national or local economy, including the Company's ability to access capital in the financial markets, or on the Company's financial position, results of operations, and cash flows.

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

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which WSJ LLC is required to post in connection with permits relating to the operation of the San Juan mine. See Notes 10 and 11.

As discussed in Note 9, in January 2020, PNMR entered into forward sale agreements to sell approximately 6.2 million shares of PNMR common stock. The initial forward sale price of $47.21 per share is subject to adjustments based on a net interest rate factor and by expected future dividends paid on PNMR common stock as specified in the forward sale agreements. PNMR did not initially receive any proceeds upon the execution of these agreements and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement on or before the date that is 12 months from their effective dates. PNMR expects to physically settle all shares under the agreements on or before January 7, 2021.

In April 2020, PNM entered into the $250.0 million PNM 2020 Term Loan and used the proceeds to prepay the PNM 2019 $250.0 million Term Loan, without penalty. As discussed below, on April 30, 2020, PNM used $100.0 million of proceeds from the PNM 2020 SUNs to prepay without penalty an equal amount of the PNM 2020 Term Loan.

On April 24, 2020, TNMP entered into the TNMP 2020 Bond Purchase Agreement with institutional investors for the sale of $185.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the "TNMP 2020 Bonds") offered in private placement transactions. TNMP issued $110.0 million of TNMP 2020 Bonds on April 24, 2020 and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. TNMP will issue the remaining $75.0 million of TNMP 2020 Bonds on or before July 15, 2020 and will use the proceeds from that issuance to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. The issuance of the remaining TNMP 2020 Bonds is subject to the satisfaction of customary conditions, and the TNMP 2020 Bonds are subject to continuing compliance with the representations, warranties and covenants of the TNMP 2020 Bond Purchase Agreement. The terms of the TNMP 2020 Bond Purchase Agreement include customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP will have the right to redeem any or all of the TNMP 2020 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

On April 30, 2020, PNM issued $200.0 million aggregate principal amount of PNM 2020 SUNs offered in private placement transactions. PNM used $100.0 million of proceeds from the PNM 2020 SUNs to repay an equal amount of the PNM 2020 Term Loan. The remaining $100.0 million of the PNM 2020 SUNs was used to repay borrowings on the PNM Revolving Credit Facility and for other corporate purposes. The PNM 2020 Note Purchase Agreement includes customary covenants, including a covenant that requires PNM to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, including a cross-default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2020 SUNs at par. PNM has the right to redeem any or all of the PNM 2020 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

See discussion of the NMPRC's April 1, 2020 approval of PNM’s request to issue up to $361 million of Securitized Bonds in the SJGS Abandonment Application, and the related appeal to the NM Supreme Court in Note 12.

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

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock, and capital contributions for PNMR Development’s 50% ownership interest in NMRD. Key activities in PNMR’s current construction program include:

•Upgrading and replacing generation resources and for renewable energy resources
•Expanding the electric transmission and distribution systems
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through March 31, 2020, are:

	2020	2021-2024	Total
	(In millions)
Construction expenditures	$826.4	$3,004.6	$3,831.0
Capital contributions to NMRD	27.0	—	27.0
Dividends on PNMR common stock	98.0	422.3	520.3
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$951.9	$3,429.0	$4,380.9

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include $91.8 million in 2020-2021 for anticipated expansions of PNM’s transmission system and a net investment of approximately $285 million resulting from PNM’s agreement to purchase the Western Spirit Line, subject to certain conditions being met prior to closing. Also included in the table above are approximately $298 million in 2020-2022 for PNM's recommended SJGS replacement resource scenario included in the SJGS Abandonment Application as discussed in Note 12. Not included in the table above are potential incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to PNMR. Note 6 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the three months ended March 31, 2020, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $100.3 million of long-term debt that must be repriced by June 2020. In addition, the $90.0 million PNMR Development Term Loan matures in November 2020, the $50.0 million PNMR 2018 Two-Year Term Loan matures in December 2020, and the $300.0 million PNMR 2018 SUNs mature on March 9, 2021. Note 7 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. The Company anticipates that funds to repay long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under the revolving credit facilities, issuance of new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. PNM has $36.0 million of PCRBs that became callable at par on January 1, 2020 and an additional $266.5 million of PCRBs that will become callable at par on June 1, 2020. Depending on market conditions, the Company may refinance these debt issuances or make additional debt repurchases in the future.

Liquidity

PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility. The PNMR and PNM facilities currently expire in October 2023 but can be extended through October 2024, subject to approval by a majority of the lenders. The $75.0 million TNMP Revolving Credit Facility matures in September 2022. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires in December 2022. PNMR Development has a $40.0 million revolving credit facility that expires on February 23, 2021. PNMR Development has the option to further increase the capacity of this facility to $50.0 million upon 15-days advanced notice. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities. See Note 16. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended March 31, 2020
Range of Borrowings	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$30.0	$63.2
PNM 2017 New Mexico Credit Facility	10.0	30.0
TNMP Revolving Credit Facility	16.6	70.0
PNMR Revolving Credit Facility	110.5	188.6
At March 31, 2020, the average interest rates were 2.15% for the PNMR Revolving Credit Facility, 2.35% for the PNM Revolving Credit Facility, 2.12% for the PNM 2017 New Mexico Credit Facility, and 1.74% for the TNMP Revolving Credit Facility. There were no borrowings outstanding under the PNMR Development Revolving Credit Facility at March 31, 2020.

The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets. As discussed above and in Note 9, in January 2020, PNMR entered into the PNMR 2020 Equity Forward Sale Agreements for 6.2 million shares of PNMR common stock. In April 2020, PNM executed the $250.0 million PNM 2020 Term Loan and used the proceeds to pay off the PNM 2019 $250.0 Million Term Loan, and issued $200.0 million of PNM 2020 SUNs and used a portion of the proceeds to repay $100.0 million under the PNM 2020 Term Loan without penalty. In addition, in April 2020, TNMP entered into the TNMP 2020 Bond Purchase Agreement, under which TNMP agreed to issue a total of $185.0 million of first mortgage bonds. Under that agreement, TNMP issued $110.0 million of first mortgage bonds on April 24, 2020 and will issue the remaining $75.0 million on or before July 15, 2020. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2020-2024 period, including interim financing to fund construction of replacement resources prior to the issuance of the energy transition bonds included in PNM’s SJGS Abandonment Application. See Note 12. This could include new debt and/or equity issuances, including instruments such as mandatory convertible securities beginning in 2021. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. However, if difficult market conditions persist or worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire or the cost of these facilities and debt issuances may increase. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.

As of May 1, 2020, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Issuer rating	BBB	BBB	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB-	BBB	*
Preferred stock	*	BB+	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	Baa3	Baa2	*
* Not applicable

Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. On June 29, 2018, Moody’s changed the ratings outlook for PNMR and PNM from positive to stable, maintained the stable outlook for TNMP, and affirmed the long-term credit ratings of each entity. In August 2019, Moody’s affirmed the credit rating and stable outlook for PNMR, PNM and TNMP. On April 6, 2020, S&P reduced the issuer credit ratings for PNMR, PNM, and

TNMP by one notch, reduced the senior unsecured debt ratings for PNMR and PNM by one notch, affirmed TNMP's senior secured debt rating, and issued a stable outlook for each entity. In addition, S&P reduced PNM's preferred stock rating to BB+. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of May 1, 2020 is as follows:

	PNM	TNMP	PNMR Separate	PNMR Development	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$400.0	$75.0	$300.0	$40.0	$815.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$40.0	$855.0

Amounts outstanding as of May 1, 2020:
Revolving credit facility	$15.0	$—	$132.7	$—	$147.7
PNM 2017 New Mexico Credit Facility	30.0	—	—	—	30.0
Letters of credit	2.5	0.1	4.7	—	7.3
Total short-term debt and letters of credit	47.5	0.1	137.4	—	185.0

Remaining availability as of May 1, 2020	$392.5	$74.9	$162.6	$40.0	$670.0
Invested cash as of May 1, 2020	$1.9	$21.9	$0.9	$—	$24.7

In addition to the above, PNMR has $30.3 million of letters of credit outstanding under the JPM LOC Facility. The above table excludes intercompany debt. As of May 1, 2020, neither PNM, TNMP, nor PNMR Development had any intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires in March 2021. PNM has a shelf registration statement for up to $475.0 million of senior unsecured notes that expires on May 17, 2020.
Off-Balance Sheet Arrangements

PNMR has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Commitments and Contractual Obligations
PNMR, PNM, and TNMP have contractual obligations for long-term debt, leases, construction expenditures, purchase obligations, and certain other long-term obligations. See MD&A – Commitments and Contractual Obligations in the 2019 Annual Reports on Form 10-K.

Contingent Provisions of Certain Obligations
As discussed in the 2019 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. As discussed above, in April 2020, S&P downgraded PNMR's and PNM's senior unsecured debt ratings which triggered pricing changes in the PNMR and PNM Revolving Credit Facilities. No other conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include lease obligations as debt.

	March 31, 2020	December 31, 2019
PNMR
PNMR common equity	35.0%	35.8%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	64.8	64.0
Total capitalization	100.0%	100.0%
PNM
PNM common equity	44.1%	45.2%
Preferred stock	0.4	0.4
Long-term debt	55.5	54.4
Total capitalization	100.0%	100.0%
TNMP
Common equity	52.8%	52.9%
Long-term debt	47.2	47.1
Total capitalization	100.0%	100.0%

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
PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. As described in Note 16 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG from the Company’s owned interests in SJGS, below 2005 levels. PNM’s 2017 IRP indicates that retiring PNM’s share of SJGS in 2022 and exiting ownership in Four Corners in 2031 would provide long-term cost savings to its customers. See additional discussion of PNM’s 2017 IRP and the SJGS Abandonment Application in Note 12. If approved by the NMPRC, retiring PNM’s share of SJGS and exiting participation in Four Corners would further reduce PNM’s GHG.
As of December 31, 2019, PNM owns or procures power under PPAs from 608 MW of capacity from renewable generation resources, which include solar-PV, wind, and geothermal facilities including 50 MW of new solar-PV capacity to serve retail customers and 50 MW of new solar-PV capacity to serve a data center located in PNM's service territory. In addition, the NMPRC has granted PNM authority to procure an aggregate of 316 MW of additional renewable energy and RECs from solar-PV and wind facilities to serve a data center located in PNM’s service territory. PNM’s 2020 renewable energy procurement plan, which was approved by the NMPRC in January 2020, includes a PPA for an additional 140 MW of wind energy to serve retail customers beginning in 2021 and PNM’s SJGS Abandonment Application, which was filed with the NMPRC on July 1, 2019, includes a request to replace SJGS capacity with 350 MW of solar-PV, 130 MW of battery storage facilities, and 280 MW of new gas-fired peaking capacity. If approved, these resources would result in PNM owning, leasing, or procuring through PPAs capacity from renewable resources and battery storage facilities totaling 1,544 MW and capacity from emissions-free resources totaling 1,946 MW.
PNM also has a customer distributed solar generation program that represented 133.0 MW at March 31, 2020. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 266.0 GWh. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 4,504 GWh of electricity through 2019. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 8,756 GWh of electricity, which will avoid at least 4.7 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.
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

On March 28, 2017, President Trump issued an Executive Order titled “Promoting Energy Independence and Economic Growth.” Among its goals are to “promote clean and safe development of our Nation’s vast energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production, constrain economic growth, and prevent job creation.” The order rescinds several key pieces of the Obama Administration’s climate agenda, including the Climate Action Plan and the Final Guidance on Consideration of Climate Change in NEPA Reviews. It directs agencies to review and suspend, revise or rescind any regulations or agency actions that potentially burden the development or use of domestically produced energy resources. Most notably, the order directed EPA to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Carbon Pollution Standards for new, reconstructed or modified electric utilities, (2) the Clean Power Plan, (3) the Proposed Clean Power Plan Model Trading Rules, and (4) the Legal Memorandum supporting the Clean Power Plan. In response, EPA signed a NOPR to repeal the Clean Power Plan on October 10, 2017. The notice proposed a legal interpretation concluding that the Clean Power Plan exceeded EPA’s statutory authority. On June 19, 2019, EPA released the final version of the Affordable Clean Energy rule. EPA takes three actions in the final rule: (1) repealing the Clean Power Plan; (2) promulgating the Affordable Clean Energy rule; and (3) revising the implementing regulations for all emission guidelines issued under CAA Section 111(d) which, among other things, extends the deadline for state plans and extends the timing of EPA's approval process. EPA set the BSER for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. The final rule requires states to submit a plan to EPA by July 8, 2022 and then EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a federal plan. The Affordable Clean Energy rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after the planned shutdown of SJGS in 2022 (subject to NMPRC approval).
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
Senate Bill 489, known as the Energy Transition Act (“ETA”) was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “financing costs” (as defined by the ETA). These costs may include coal mine decommissioning, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under an NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. The NMPRC had not definitively indicated its intent to apply the requirements of the ETA to PNM’s SJGS Abandonment Application and several parties to that case questioned whether the ETA violated the New Mexico State constitution. In December 2019, the Governor of the State of New Mexico, the President of the Navajo Nation and other parties filed a writ of mandamus requesting the NM Supreme Court require the NMPRC to apply the ETA to PNM’s application. On January 29, 2020, the NM Supreme Court ruled that the NMPRC is required to apply the ETA to all of PNM’s SJGS Abandonment Application and denied petitions for a stay. In February 2020, the Hearing Examiners assigned to the SJGS abandonment and financing proceedings issued recommended decisions recommending approval of PNM’s abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA. On April 1, 2020, the NMPRC approved the Hearing Examiners' recommendation to approve PNM's application to retire its share of SJGS in 2022 and for the issuances of Securitized Bonds. See additional discussion of PNM’s SJGS Abandonment Application in Note 12. PNM cannot predict the full impact of the ETA or the outcome of its existing and potential future generating resource abandonment filings with the NMPRC.
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
On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by approximately 200 parties, requires that countries submit Intended Nationally Determined Contributions (“INDCs”). INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The U.S. INDC was part of an overall effort by the former administration to have the U.S. achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry was a key element of its INDC and was based on EPA’s GHG regulations for new, existing, and modified and reconstructed sources at that time. Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016.  On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement. In his public statement, he indicated that the U.S. would “begin negotiations to reenter either the Paris Accord or a new transaction on terms that are fair to the U.S., its businesses, its workers, its people, its taxpayers.” On November 4, 2019, President Trump announced that the U.S. has officially notified the United Nations that the U.S. will withdraw from the Paris Agreement. The rules of the Paris Agreement impose a one-year waiting period after official notice of withdrawal. As a result of the President’s notice to the United Nations, the U.S. will officially be able to withdraw from the Paris Agreement on November 4, 2020. A future administration would have an opportunity to rejoin the Agreement. It is uncertain if the U.S. will ultimately choose to pursue a transition to a low-carbon economy using a pathway that aligns with the Paris Agreement to keep global temperature rise to below two degrees Celsius (the “2 Degree Scenario”) above pre-industrial levels or in connection with other regulation or legislation. PNM has calculated GHG reductions that would result from implementation of the 2017 IRP scenarios that assume PNM would retire its share of the SJGS in 2022 and would exit from Four Corners in 2031 and PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% emissions-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the recently enacted ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the 26% - 28% by 2025 U.S. INDC and the former administration’s effort to achieve an 80% reduction in carbon emissions by 2050. As discussed in Note 12, on April 1, 2020, the NMPRC approved PNM's application to retire its share of SJGS in 2022. PNM will file for abandonment of Four Corners at an appropriate time in the future.
PNM will continue to monitor the United States’ and other parties’ involvement in international accords, but the potential impact that such accords may have on the Company cannot be determined at this time.

Assessment of Legislative/Regulatory Impacts

The Company has assessed, and continues to assess, the impacts of climate change legislation and regulation on its business.  This assessment is ongoing and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding specific GHG limits; the timing of implementation of these limits; the possibility of a market-based trading program, including the associated costs and the availability of emission credits or allowances; the development of emission reduction and/or renewable energy technologies; and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions are, at best, preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation or regulation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Notes 11 and 12.  While PNM currently expects the retirement of SJGS in 2022 will provide savings to customers, the ultimate consequences of climate change and environmental regulation could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is evolving and is too speculative at this time for a meaningful prediction of the long-term financial impact.
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

Other Matters

See Notes 11 and 12 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters. See Note 1 for a discussion of accounting pronouncements that have been issued but are not yet effective and have not been adopted by the Company.

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

As of March 31, 2020, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2019 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impacts of the NMPRC orders in PNM’s NM 2015 Rate Case, the NM Supreme Court’s decisions in the appeal of that order, the NM 2016 Rate Case and related deferral of the issue of the prudence of PNM’s decision to continue participation in Four Corners to PNM’s next general rate case and recovery of PNM’s investments and other costs associated with that plant, and any actions resulting from the pending appeal of the NMPRC's approval of PNM' request to issue Securitized Bonds and the NMPRC's future actions regarding replacement resources in PNM’s SJGS Abandonment Application (collectively, the “Regulatory Proceedings”) and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the Regulatory Proceedings, or resulting from potential mid-term or long-term impacts related to COVID-19, and supporting forecasts utilized in FTY rate proceedings
•Uncertainty regarding what actions PNM may take with respect to the generating capacity in PVNGS Units 1 and 2 that is under lease at the expiration of the lease terms in 2023 and 2024, including PNM's decisions related to purchasing or returning the assets underlying the leases, or upon the occurrence of certain specific events, as well as the related treatment for ratemaking purposes by the NMPRC
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the 2022 scheduled expiration of the operational and fuel supply agreements for SJGS, the results of PNM’s 2017 IRP filing, which indicates that PNM’s customers would benefit from PNM’s exit from Four Corners in 2031, including regulatory recovery of undepreciated investments and other costs in the event the NMPRC orders generating facilities be retired, and the impacts of the ETA
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the ultimate outcomes of the Regulatory Proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, the impacts of COVID-19 on customer usage, and other changes in supply and demand
•The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of the Regulatory Proceedings or from the economic impacts of COVID-19
•The risks associated with completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, and the ability of counterparties to meet their obligations under certain arrangements, and supply chain or other outside support services that may be disrupted by the impacts of COVID-19
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply issues, unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the impacts of COVID-19, as well the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the Tax Act, and other matters
•Risks related to climate change, including potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the impacts of the recently enacted ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets
•Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM’s coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from international developments and the impacts of COVID-19, as well as PNM's ability to recover future decommissioning and reclamation costs from customers
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate the coal supply at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, and TNMP’s 2019 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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
•PNMR: www.pnmresources.com
•PNM: www.pnm.com
•TNMP: www.tnmp.com

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
Also available on the Company’s website at http://www.pnmresources.com/corporate-governance.aspx and in print upon request from any shareholder are PNMR’s:
•Corporate Governance Principles
•Code of Ethics (Do the Right Thing – Principles of Business Conduct)
•Charters of the Audit and Ethics Committee, Nominating and Governance Committee, Compensation and Human Resources Committee, and Finance Committee
•Restated Articles of Incorporation and Bylaws

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages the scope of its various forms of market risk through a comprehensive set of policies and procedures with oversight by senior level management through the Risk Management Committee (“RMC”). The Board’s Finance Committee sets the risk limit parameters. The RMC has oversight over the risk control organization. The RMC is assigned responsibility for establishing and enforcing the policies, procedures, and limits and evaluating the risks inherent in proposed transactions on an enterprise-wide basis. The RMC’s responsibilities include:

•Establishing policies regarding risk exposure levels and activities in each of the business segments
•Approving the types of derivatives entered into for hedging
•Reviewing and approving hedging risk activities
•Establishing policies regarding counterparty exposure and limits
•Authorizing and delegating transaction limits
•Reviewing and approving controls and procedures for derivative activities
•Reviewing and approving models and assumptions used to calculate mark-to-market and market risk exposure
•Proposing risk limits to the Board’s Finance Committee for its approval
•Reporting to the Board’s Audit and Finance Committees on these activities

To the extent an open position exists, fluctuating commodity prices, interest rates, equity prices, and economic conditions can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results, or financial position.

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020 and the year ended December 31, 2019, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative under GAAP, are recorded at fair value on the Condensed Consolidated Balance Sheets. The impact of commodity derivative mark-to-market energy transactions were not material to the Company's financial position, results of operations, or cash flows as of and for the three months ended March 31, 2020 and 2019.
All of the fair values as of March 31, 2020 were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle in 2020.

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

Schedule of Credit Risk Exposure
March 31, 2020
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$1,566	1	$1,002
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	861	1	683
Non-investment grade	—	—	—
Total	$2,427		$1,685
(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At March 31, 2020, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of March 31, 2020 was $1.0 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.1%, or $64.7 million if interest rates were to decline by 50 basis points from their levels at March 31, 2020. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 9, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on $150.0 million of variable rate debt. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

At May 1, 2020, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	2.15%	$132,700	$300,000
PNM Revolving Credit Facility	2.27	15,000	400,000
PNM 2017 New Mexico Credit Facility	2.10	30,000	40,000
TNMP Revolving Credit Facility	—	—	75,000
PNMR-D Revolving Credit Facility	—	—	40,000
		$177,700	$855,000
Long-term Debt:
PNMR 2018 Two-Year Term Loan	1.79%	$50,000
PNMR 2019 Term Loan	1.78	150,000
PNM 2019 $40.0 Million Term Loan	1.37	40,000
PNM 2020 Term Loan	2.70	150,000
PNMR Development Term Loan	1.79	90,000
		$480,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $353.3 million at March 31, 2020, of which 66.1% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2020, the decrease in the fair value of the fixed-rate securities would be 2.4%, or $5.6 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at March 31, 2020. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 29.1% of the securities held by the trusts as of March 31, 2020. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $10.3 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•Navajo Nation Environmental Issues
•Santa Fe Generating Station
•Continuous Highwall Mining Royalty Rate
•PVNGS Water Supply Litigation
•San Juan River Adjudication
•Rights-of-Way Matter
•Navajo Nations Allottee Matters
Note 12

•PNM - New Mexico General Rate Cases
•PNM – Energy Efficiency and Load Management
•PNM – COVID-19 Regulatory Matters
•PNM – Integrated Resource Plans
•PNM – SJGS Abandonment Application
•TNMP – Periodic Distribution Rate Adjustment

ITEM 1A. RISK FACTORS

The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect the Company's business, results of operations, financial condition, cash flows, and the trading value of PNMR's common stock and the Company's debt securities.

The scale and scope of the recent COVID-19 outbreak, the resulting pandemic, and the impact on the economy and financial markets could adversely affect the Company’s business, results of operations, financial condition, cash flows, and access to the capital markets. The Company provides critical electricity and electric service and has implemented business continuity and emergency response plans to continue to provide these services to its customers and to support the Company’s operations. The Company is also working to ensure the health and safety of its employees is not compromised. These measures include precautions with regard to employee and facility hygiene, travel limitations, directing our employees to work remotely whenever possible, and protocols for required work within customer premises to protect our employees, customers and the public. We are also working with our suppliers to understand the potential impacts to our supply chain and have taken steps to ensure the integrity of our information systems.

However, there is no assurance that the continued spread of COVID-19 and efforts to contain the virus will not adversely impact our business, results of operations, financial condition, cash flows, ability to access the capital markets, and the trading value of the Company's common stock and debt securities. The continued spread of COVID-19 and related efforts to contain the virus could adversely impact the Company by:

•reducing usage and/or demand for electricity by our customers in New Mexico and Texas;
•reducing the availability and productivity of our employees;
•increasing costs as a result of our emergency measures, including costs to ensure the security of our information systems and delayed payments from our customers and uncollectable accounts;

•causing delays and disruptions in the availability of and timely delivery of materials and components used in our operations;
•causing delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects;
•causing a deterioration in the credit quality of our counterparties, including power purchase agreement providers, contractors or retail customers, that could result in credit losses;
•causing impairments of goodwill or long-lived assets and adversely impacting the Company’s ability to develop, construct and operate facilities;
•impacting the Company’s ability to meet the requirements of the covenants in our existing credit facilities, including covenants regarding debt to capitalization;
•causing a deterioration in our financial metrics or the business environment that impacts our credit ratings;
•decreasing the value of our investment securities held in trusts for pension and other postretirement benefits, and for nuclear and coal mine decommissioning, which could lead to increased funding requirements;
•impacting our liquidity position and cost of and ability to access funds from financial institutions and capital markets;
•causing other risks to impact us, such as the risks described in the “Risk Factors” section of the Company’s Annual Reports on Form 10-K filed on March 2, 2020; and
•causing other unpredictable events

This continues to be a rapidly evolving situation and the Company cannot predict the extent or duration of the outbreak, the effects of it on the global, national or local economy, including the impacts on the Company’s ability to access capital, or its effects on the Company’s financial position, results of operations, cash flows, ability to access the capital markets, and value of the Company's stock and debt securities.

ITEM 5. OTHER INFORMATION

April 2020 Offering of PNM Senior Unsecured Notes

On April 30, 2020, PNM entered into the PNM 2020 Note Purchase Agreement with institutional investors for the sale of $200.0 million aggregate principal amount of senior unsecured notes in the following series and denominations: (i) $150.0 million aggregate principal amount of its 3.21% Senior Unsecured Notes, Series A, due April 30, 2030 and (ii) $50.0 million aggregate principal amount of its 3.57% Senior Unsecured Notes, Series B, due April 29, 2039 (the "PNM 2020 SUNs"). The PNM 2020 SUNs were issued on April 30, 2020 in a private placement transaction in reliance on an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"). Interest on the PNM 2020 SUNs is payable semiannually on April 30 and October 30 of each year, commencing on October 30, 2020.

PNM used $100.0 million of proceeds from the PNM 2020 SUNs to prepay without penalty an equal amount of the $250.0 million PNM 2020 Term Loan. The remaining $100.0 million of the PNM 2020 SUNs were used to repay borrowings on the PNM Revolving Credit Facility and for other corporate purposes

The terms of the PNM 2020 Note Purchase Agreement, which continue to apply so long as any of the PNM 2020 SUNs are outstanding, include customary covenants, including a covenant that requires PNM to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, including a cross-default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2020 SUNs at par. PNM has the right to redeem any or all of the PNM 2020 SUNs prior to their maturities, subject to payment of a customary make-whole premium

The above description of the PNM 2020 Note Purchase Agreement and the PNM 2020 SUNs does not purport to be a complete statement of the parties' rights and obligations thereunder.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including October 24, 2017 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed October 25, 2017)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNM	Amendment No. 2 to Coal Supply Agreement dated as of January 1, 2020 between Westmoreland San Juan Mining LLC and PNM

10.2	PNM	Amendment No. 3 to Coal Supply Agreement dated as of January 1, 2020 between Westmoreland San Juan Mining LLC and PNM

10.3	PNM	Amendment No. 4 to Coal Supply Agreement dated as of January 1, 2020 between Westmoreland San Juan Mining LLC and PNM

10.4	PNMR	Forward Sale Agreement between PNM Resources, Inc. and Citibank, N.A., dated January 7, 2020 (filed as exhibit 10.1 to PNMR's Current Report on Form 8-K filed January 10, 2020)

10.5	PNMR	Forward Sale Agreement between PNM Resources, Inc. and Bank of America, N.A., dated January 7, 2020 (filed as exhibit 10.2 to PNMR's Current Report on Form 8-K filed January 10, 2020)

10.6	PNMR	Additional Forward Sale Agreement between PNM Resources, Inc. and Citibank, N.A., dated January 8, 2020 (filed as exhibit 10.3 to PNMR's Current Report on Form 8-K filed January 10, 2020)

10.7	PNMR	Additional Forward Sale Agreement between PNM Resources, Inc. and Bank of America, N.A., dated January 8, 2020 (filed as exhibit 10.4 to PNMR's Current Report on Form 8-K filed January 10, 2020)

10.8	PNMR	PNMR 2020 Officer Annual Incentive Plan dated March 30, 2020

10.9	PNMR	PNMR 2020 Long-Term Incentive Plan dated March 30, 2020

10.10	PNMR	PNMR Discretionary Award Agreement between PNMR and Charles Eldred effective February 20, 2020

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document

101.SCH	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	PNMR, PNM, and TNMP	Cover Page Inline XBRL File (included in Exhibits 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	May 1, 2020	/s/ Henry E. Monroy
Henry E. Monroy
Vice President and Corporate Controller
(Officer duly authorized to sign this report)