Form 10-Q
period 2020-06-30
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2020-07-31
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 24, 2020, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of July 24, 2020 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of July 24, 2020 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2017 IRP	PNM’s 2017 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
August 2016 RD	Recommended Decision in PNM’s NM 2015 Rate Case issued by the Hearing Examiner on August 4, 2016
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
Board	Board of Directors of PNMR
BSER	Best System of Emissions Reduction Technology
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAE	Coalition for Clean Affordable Energy
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CFRE	Citizens for Fair Rates and the Environment
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
ESG	Environmental, Social and Governance principles
ETA	The New Mexico Energy Transition Act
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kV	Kilovolt
KW	Kilowatt

KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatts
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NEPA	National Environmental Policy Act
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR, now known as New Mexico PPA Corporation
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2017 Term Loan	PNM’s $200.0 Million Unsecured Term Loan
PNM 2019 $40.0 Million Term Loan	PNM's $40.0 Million Unsecured Term Loan
PNM 2019 $250.0 Million Term Loan	PNM’s $250.0 Million Unsecured Term Loan, which was repaid on April 15, 2020
PNM 2020 Fixed Rate PCRBs	PNM's $302.5 million PCRBs remarketed on July 22, 2020

PNM 2020 Note Purchase Agreement	PNM's Agreement for the sale of PNM 2020 SUNs
PNM 2020 SUNs	PNM's $200.0 million Senior Unsecured Notes issued on April 30, 2020
PNM 2020 Term Loan	PNM’s $250.0 million Unsecured Term Loan issued on April 15, 2020, of which $100.0 million was repaid on April 30, 2020
PNM Floating Rate PCRBs	PNM's $100.3 million PCRBs remarketed on July 1, 2020
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2018 SUNS	PNMR’s $300.0 Million Senior Unsecured Notes issued on March 9, 2018
PNMR 2018 Two-Year Term Loan	PNMR’s $50.0 Million Two-Year Unsecured Term Loan
PNMR 2019 Term Loan	PNMR's $150.0 Million Two-Year Unsecured Term Loan
PNMR 2020 Forward Equity Sale Agreements	PNMR's Block Equity Sale of 6.2 million Shares of PNMR Common Stock with Forward Equity Sales Agreements
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $40.0 Million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $90.0 Million Unsecured Term Loan
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act, as amended by the ETA
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application
PNM’s July 1, 2019 NMPRC consolidated application for approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA

SJGS CSA	San Juan Generating Station Coal Supply Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application Filed May 30, 2018
TNMP 2019 Bonds	TNMP’s First Mortgage Bonds issued under the TNMP 2019 Bond Purchase Agreement

TNMP 2020 Bond Purchase Agreement	An agreement under which TNMP agreed to issue an aggregate of $185.0 Million of First Mortgage Bonds in 2020
TNMP 2020 Bonds	TNMP's First Mortgage Bonds issued under the TNMP 2020 Bond Purchase Agreement
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
U.S	The United States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
Western Spirit Line	A 165-mile 345-kV transmission line that PNM has agreed to purchase, subject to certain conditions being met prior to closing
Westmoreland	Westmoreland Coal Company
WRA	Western Resource Advocates
WSJ	Westmoreland San Juan, LLC, formerly an indirect wholly-owned subsidiary of Westmoreland, and former owner of SJCC
WSJ LLC	Westmoreland San Juan Mining, LLC, a subsidiary of Westmoreland Mining Holdings, LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$343,075	$314,917	$666,057	$630,614
Alternative revenue programs	4,466	5,844	4,892	6,480
Other electric operating revenue	10,108	9,467	20,322	42,778
Total electric operating revenues	357,649	330,228	691,271	679,872
Operating Expenses:
Cost of energy	93,863	83,782	192,573	205,408
Administrative and general	50,453	42,833	96,485	95,170
Energy production costs	33,345	42,905	66,963	77,977
Regulatory disallowances and restructuring costs	—	149,254	—	150,599
Depreciation and amortization	70,022	66,065	138,995	131,421
Transmission and distribution costs	18,034	19,195	35,320	35,872
Taxes other than income taxes	20,782	19,809	42,047	40,317
Total operating expenses	286,499	423,843	572,383	736,764
Operating income (loss)	71,150	(93,615)	118,888	(56,892)
Other Income and Deductions:
Interest income	3,071	3,460	6,494	7,048
Gains (losses) on investment securities	21,620	4,599	(11,229)	18,613
Other income	4,390	3,350	6,706	6,795
Other (deductions)	(3,307)	(3,117)	(6,780)	(6,369)
Net other income and deductions	25,774	8,292	(4,809)	26,087
Interest Charges	31,088	29,791	61,522	61,425
Earnings (Loss) before Income Taxes	65,836	(115,114)	52,557	(92,230)
Income Taxes (Benefits)	4,275	(42,831)	2,395	(41,608)
Net Earnings (Loss)	61,561	(72,283)	50,162	(50,622)
(Earnings) Attributable to Valencia Non-controlling Interest	(3,940)	(3,499)	(7,669)	(6,328)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings (Loss) Attributable to PNMR	$57,489	$(75,914)	$42,229	$(57,214)
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	$0.72	$(0.95)	$0.53	$(0.72)
Diluted	$0.72	$(0.95)	$0.53	$(0.72)
Dividends Declared per Common Share	$0.308	$0.290	$0.615	$0.580

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net Earnings (Loss)	$61,561	$(72,283)	$50,162	$(50,622)
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) of $(3,556), $(2,250), $(2,468), and $(4,048)	10,444	6,610	7,249	11,890
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $476, $1,251, $777, and $1,423	(1,398)	(3,674)	(2,282)	(4,178)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(527), $(470), $(1,054), and $(940)	1,548	1,381	3,096	2,762
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(203), $494, $304, $805	597	(1,450)	(894)	(2,364)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $117, $(65), $127, and $(133)	(345)	190	(373)	392
Total Other Comprehensive Income	10,846	3,057	6,796	8,502
Comprehensive Income (Loss)	72,407	(69,226)	56,958	(42,120)
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,940)	(3,499)	(7,669)	(6,328)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income (Loss) Attributable to PNMR	$68,335	$(72,857)	$49,025	$(48,712)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$50,162	$(50,622)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	155,799	148,090
Deferred income tax expense (benefit)	2,087	(41,930)
(Gains) losses on investment securities	11,229	(18,613)
Stock based compensation expense	5,230	4,526
Regulatory disallowances and restructuring costs	—	150,599
Allowance for equity funds used during construction	(3,475)	(4,158)
Other, net	2,998	1,247
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(25,121)	4,205
Materials, supplies, and fuel stock	8,253	(2,656)
Other current assets	(18,475)	(6,020)
Other assets	12,935	21,858
Accounts payable	(5,919)	(812)
Accrued interest and taxes	(15,568)	(6,180)
Other current liabilities	7,687	(6,381)
Other liabilities	(22,040)	(21,288)
Net cash flows from operating activities	165,782	171,865

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(343,807)	(293,076)
Proceeds from sales of investment securities	354,651	234,011
Purchases of investment securities	(359,840)	(239,609)
Investments in NMRD	(18,250)	(13,250)
Other, net	19	(187)
Net cash flows from investing activities	(367,227)	(312,111)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	$494	$—
Revolving credit facilities borrowings (repayments), net	66,955	106,500
Long-term borrowings	660,345	475,000
Repayment of long-term debt	(450,345)	(372,302)
Proceeds from stock option exercise	24	943
Awards of common stock	(11,984)	(9,892)
Dividends paid	(49,251)	(46,463)
Valencia’s transactions with its owner	(10,794)	(7,948)
Transmission interconnection and security deposit arrangements	3,364	—
Refunds paid under transmission interconnection arrangements	(3,816)	(1,661)
Debt issuance costs and other, net	(4,557)	(1,827)
Net cash flows from financing activities	200,435	142,350

Change in Cash, Restricted Cash, and Equivalents	(1,010)	2,104
Cash, Restricted Cash, and Equivalents at Beginning of Period	3,833	2,122
Cash, Restricted Cash, and Equivalents at End of Period	$2,823	$4,226

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$57,600	$61,539
Income taxes paid (refunded), net	$(131)	$(2,768)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$21,265	$30,451

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,823	$3,833
Accounts receivable, net of allowance for credit losses of $1,911 and $1,163	96,209	85,889
Unbilled revenues	70,480	57,416
Other receivables	10,349	12,165
Materials, supplies, and fuel stock	69,676	77,929
Regulatory assets	21,574	7,373
Income taxes receivable	4,494	4,933
Other current assets	51,279	44,472
Total current assets	326,884	294,010
Other Property and Investments:
Investment securities	389,452	388,832
Equity investment in NMRD	84,037	65,159
Other investments	336	356
Non-utility property, net	19,679	12,459
Total other property and investments	493,504	466,806
Utility Plant:
Plant in service, held for future use, and to be abandoned	8,030,505	7,918,601
Less accumulated depreciation and amortization	2,773,434	2,713,503
	5,257,071	5,205,098
Construction work in progress	309,513	161,106
Nuclear fuel, net of accumulated amortization of $41,140 and $42,354	101,994	99,805
Net utility plant	5,668,578	5,466,009
Deferred Charges and Other Assets:
Regulatory assets	582,586	556,930
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	118,140	131,212
Other deferred charges	106,478	105,510
Total deferred charges and other assets	1,085,501	1,071,949
	$7,574,467	$7,298,774

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$252,549	$185,100
Current installments of long-term debt	779,372	490,268
Accounts payable	75,933	103,118
Customer deposits	10,004	10,585
Accrued interest and taxes	60,807	76,815
Regulatory liabilities	3,659	505
Operating lease liabilities	26,744	29,068
Dividends declared	132	24,625
Other current liabilities	56,574	47,397
Total current liabilities	1,265,774	967,481
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,437,246	2,517,449
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	647,883	626,058
Regulatory liabilities	867,953	866,243
Asset retirement obligations	181,805	181,962
Accrued pension liability and postretirement benefit cost	87,248	95,037
Operating lease liabilities	91,320	105,512
Other deferred credits	227,282	185,753
Total deferred credits and other liabilities	2,103,491	2,060,565
Total liabilities	5,806,511	5,545,495
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,143,822	1,150,552
Accumulated other comprehensive income (loss), net of income taxes	(92,581)	(99,377)
Retained earnings	645,259	627,523
Total PNMR common stockholders’ equity	1,696,500	1,678,698
Non-controlling interest in Valencia	59,927	63,052
Total equity	1,756,427	1,741,750
	$7,574,467	$7,298,774

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at March 31, 2020	$1,142,879	$(103,427)	$587,770	$1,627,222	$60,347	$1,687,569
Net earnings before subsidiary preferred stock dividends	—	—	57,621	57,621	3,940	61,561
Total other comprehensive income	—	10,846	—	10,846	—	10,846
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Awards of common stock	(486)	—	—	(486)	—	(486)
Stock based compensation expense	1,429	—	—	1,429	—	1,429
Valencia’s transactions with its owner	—	—	—	—	(4,360)	(4,360)
Balance at June 30, 2020	$1,143,822	$(92,581)	$645,259	$1,696,500	$59,927	$1,756,427

Balance at December 31, 2019	$1,150,552	$(99,377)	$627,523	$1,678,698	$63,052	$1,741,750
Net earnings before subsidiary preferred stock dividends	—	—	42,493	42,493	7,669	50,162
Total other comprehensive income	—	6,796	—	6,796	—	6,796
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(24,493)	(24,493)	—	(24,493)
Proceeds from stock option exercise	24	—	—	24	—	24
Awards of common stock	(11,984)	—	—	(11,984)	—	(11,984)
Stock based compensation expense	5,230	—	—	5,230	—	5,230
Valencia’s transactions with its owner	—	—	—	—	(10,794)	(10,794)
Balance at June 30, 2020	$1,143,822	$(92,581)	$645,259	$1,696,500	$59,927	$1,756,427

Balance at March 31, 2019	$1,148,364	$(103,239)	$639,554	$1,684,679	$62,779	$1,747,458
Net earnings (loss) before subsidiary preferred stock dividends	—	—	(75,782)	(75,782)	3,499	(72,283)
Total other comprehensive income	—	3,057	—	3,057	—	3,057
Dividends declared on common stock	—	—	(132)	(132)	—	(132)
Proceeds from stock option exercise	13	—	—	13	—	13
Awards of common stock	(956)	—	—	(956)	—	(956)
Stock based compensation expense	1,269	—	—	1,269	—	1,269
Valencia’s transactions with its owner	—	—	—	—	(3,686)	(3,686)
Balance at June 30, 2019	$1,148,690	$(100,182)	$563,640	$1,612,148	$62,592	$1,674,740

Balance at December 31, 2018	$1,153,113	$(108,684)	$643,953	$1,688,382	$64,212	$1,752,594
Net earnings (loss) before subsidiary preferred stock dividends	—	—	(56,950)	(56,950)	6,328	(50,622)
Total other comprehensive income	—	8,502	—	8,502	—	8,502
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(23,099)	(23,099)	—	(23,099)
Proceeds from stock option exercise	943	—	—	943	—	943
Awards of common stock	(9,892)	—	—	(9,892)	—	(9,892)
Stock based compensation expense	4,526	—	—	4,526	—	4,526
Valencia’s transactions with its owner	—	—	—	—	(7,948)	(7,948)
Balance at June 30, 2019	$1,148,690	$(100,182)	$563,640	$1,612,148	$62,592	$1,674,740
The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$248,151	$228,061	$483,909	$464,002
Alternative revenue programs	2,529	691	4,690	756
Other electric operating revenue	10,108	9,467	20,322	42,778
Total electric operating revenues	260,788	238,219	508,921	507,536
Operating Expenses:
Cost of energy	67,884	58,866	142,408	158,204
Administrative and general	45,051	40,237	86,719	87,639
Energy production costs	33,345	42,905	66,963	77,977
Regulatory disallowances and restructuring costs	—	149,254	—	150,599
Depreciation and amortization	41,763	39,811	83,212	79,036
Transmission and distribution costs	11,275	11,838	22,190	22,471
Taxes other than income taxes	11,886	11,285	24,241	23,295
Total operating expenses	211,204	354,196	425,733	599,221
Operating income (loss)	49,584	(115,977)	83,188	(91,685)
Other Income and Deductions:
Interest income	3,147	3,530	6,643	7,187
Gains (losses) on investment securities	21,620	4,599	(11,229)	18,613
Other income	1,758	1,920	3,267	4,552
Other (deductions)	(2,424)	(2,340)	(5,110)	(4,629)
Net other income and deductions	24,101	7,709	(6,429)	25,723
Interest Charges	19,178	18,526	36,807	36,886
Earnings (Loss) before Income Taxes	54,507	(126,794)	39,952	(102,848)
Income Taxes (Benefits)	4,895	(43,481)	2,536	(41,508)
Net Earnings (Loss)	49,612	(83,313)	37,416	(61,340)
(Earnings) Attributable to Valencia Non-controlling Interest	(3,940)	(3,499)	(7,669)	(6,328)
Net Earnings (Loss) Attributable to PNM	45,672	(86,812)	29,747	(67,668)
Preferred Stock Dividends Requirements	(132)	(132)	(264)	(264)
Net Earnings (Loss) Available for PNM Common Stock	$45,540	$(86,944)	$29,483	$(67,932)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net Earnings (Loss)	$49,612	$(83,313)	$37,416	$(61,340)
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) of $(3,556), $(2,250), $(2,468), and $(4,048)	10,444	6,610	7,249	11,890
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $476, $1,251, $777, and $1,423	(1,398)	(3,674)	(2,282)	(4,178)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(527), $(470), $(1,054), and $(940)	1,548	1,381	3,096	2,762
Total Other Comprehensive Income	10,594	4,317	8,063	10,474
Comprehensive Income (Loss)	60,206	(78,996)	45,479	(50,866)
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,940)	(3,499)	(7,669)	(6,328)
Comprehensive Income (Loss) Attributable to PNM	$56,266	$(82,495)	$37,810	$(57,194)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$37,416	$(61,340)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	98,841	94,467
Deferred income tax expense (benefit)	2,861	(41,292)
(Gains) losses on investment securities	11,229	(18,613)
Regulatory disallowances and restructuring costs	—	150,599
Allowance for equity funds used during construction	(2,399)	(3,456)
Other, net	3,605	1,173
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(19,898)	8,778
Materials, supplies, and fuel stock	8,773	(2,423)
Other current assets	(11,790)	(1,509)
Other assets	9,436	18,132
Accounts payable	(727)	(4,049)
Accrued interest and taxes	(9,504)	3,615
Other current liabilities	7,790	24,019
Other liabilities	(20,190)	(22,483)
Net cash flows from operating activities	115,443	145,618

Cash Flows From Investing Activities:
Utility plant additions	(183,276)	(157,874)
Proceeds from sales of investment securities	354,651	234,011
Purchases of investment securities	(359,840)	(239,609)
Other, net	19	1
Net cash flows from investing activities	(188,446)	(163,471)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$29,055	$(200)
Short-term borrowings (repayments) – affiliate, net	—	(19,800)
Long-term borrowings	550,345	250,000
Repayment of long-term debt	(450,345)	(200,000)
Dividends paid	(40,918)	(264)
Valencia’s transactions with its owner	(10,794)	(7,948)
Transmission interconnection and security deposit arrangements	1,962	—
Refunds paid under transmission interconnection arrangements	(3,816)	(1,661)
Debt issuance costs and other, net	(2,541)	(120)
Net cash flows from financing activities	72,948	20,007

Change in Cash, Restricted Cash, and Equivalents	(55)	2,154
Cash, Restricted Cash, and Equivalents at Beginning of Period	1,001	85
Cash, Restricted Cash, and Equivalents at End of Period	$946	$2,239

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$34,371	$34,308
Income taxes paid (refunded), net	$—	$(3,383)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$13,601	$13,213

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$946	$1,001
Accounts receivable, net of allowance for credit losses of $1,911 and $1,163	66,618	60,447
Unbilled revenues	58,592	46,602
Other receivables	9,459	11,039
Affiliate receivables	8,941	8,825
Materials, supplies, and fuel stock	63,452	72,225
Regulatory assets	17,722	7,373
Income taxes receivable	15,448	15,122
Other current assets	40,114	36,561
Total current assets	281,292	259,195
Other Property and Investments:
Investment securities	389,452	388,832
Other investments	158	178
Non-utility property, net	7,587	4,470
Total other property and investments	397,197	393,480
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,807,772	5,753,267
Less accumulated depreciation and amortization	2,112,706	2,076,291
	3,695,066	3,676,976
Construction work in progress	175,076	108,787
Nuclear fuel, net of accumulated amortization of $41,140 and $42,354	101,994	99,805
Net utility plant	3,972,136	3,885,568
Deferred Charges and Other Assets:
Regulatory assets	471,696	435,467
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	109,042	120,585
Other deferred charges	94,427	97,064
Total deferred charges and other assets	726,797	704,748
	$5,377,422	$5,242,991

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$87,055	$58,000
Current installments of long-term debt	189,921	350,268
Accounts payable	52,418	66,746
Affiliate payables	15,708	12,524
Customer deposits	10,004	10,585
Accrued interest and taxes	34,439	43,617
Regulatory liabilities	2,741	371
Operating lease liabilities	24,039	25,927
Dividends declared	132	132
Other current liabilities	31,051	25,066
Total current liabilities	447,508	593,236
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,656,684	1,397,752
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	540,434	521,990
Regulatory liabilities	676,454	683,398
Asset retirement obligations	180,888	181,081
Accrued pension liability and postretirement benefit cost	80,715	87,838
Operating lease liabilities	85,028	97,992
Other deferred credits	191,984	155,744
Total deferred credits and liabilities	1,755,503	1,728,043
Total liabilities	3,859,695	3,719,031
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(90,992)	(99,055)
Retained earnings	272,345	283,516
Total PNM common stockholder’s equity	1,446,271	1,449,379
Non-controlling interest in Valencia	59,927	63,052
Total equity	1,506,198	1,512,431
	$5,377,422	$5,242,991

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at March 31, 2020	$1,264,918	$(101,586)	$226,805	$1,390,137	$60,347	$1,450,484
Net earnings	—	—	45,672	45,672	3,940	49,612
Total other comprehensive income	—	10,594	—	10,594	—	10,594
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,360)	(4,360)
Balance at June 30, 2020	$1,264,918	$(90,992)	$272,345	$1,446,271	$59,927	$1,506,198

Balance at December 31, 2019	$1,264,918	$(99,055)	$283,516	$1,449,379	$63,052	$1,512,431
Net earnings	—	—	29,747	29,747	7,669	37,416
Total other comprehensive income	—	8,063	—	8,063	—	8,063
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(40,654)	(40,654)	—	(40,654)
Valencia’s transactions with its owner	—	—	—	—	(10,794)	(10,794)
Balance at June 30, 2020	$1,264,918	$(90,992)	$272,345	$1,446,271	$59,927	$1,506,198

Balance at March 31, 2019	$1,264,918	$(104,265)	$261,875	$1,422,528	$62,779	$1,485,307
Net earnings (loss)	—	—	(86,812)	(86,812)	3,499	(83,313)
Total other comprehensive income	—	4,317	—	4,317	—	4,317
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(3,686)	(3,686)
Balance at June 30, 2019	$1,264,918	$(99,948)	$174,931	$1,339,901	$62,592	$1,402,493

Balance at December 31, 2018	$1,264,918	$(110,422)	$242,863	$1,397,359	$64,212	$1,461,571
Net earnings (loss)	—	—	(67,668)	(67,668)	6,328	(61,340)
Total other comprehensive income	—	10,474	—	10,474	—	10,474
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Valencia’s transactions with its owner	—	—	—	—	(7,948)	(7,948)
Balance at June 30, 2019	$1,264,918	$(99,948)	$174,931	$1,339,901	$62,592	$1,402,493

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$94,924	$86,856	$182,148	$166,612
Alternative revenue programs	1,937	5,153	202	5,724
Total electric operating revenues	96,861	92,009	182,350	172,336
Operating Expenses:
Cost of energy	25,979	24,916	50,165	47,204
Administrative and general	10,757	9,097	21,530	20,655
Depreciation and amortization	22,368	20,502	44,204	40,716
Transmission and distribution costs	6,759	7,357	13,130	13,401
Taxes other than income taxes	7,823	7,559	15,801	15,197
Total operating expenses	73,686	69,431	144,830	137,173
Operating income	23,175	22,578	37,520	35,163
Other Income and Deductions:
Other income	2,029	1,191	2,699	1,940
Other (deductions)	(66)	(460)	(175)	(623)
Net other income and deductions	1,963	731	2,524	1,317
Interest Charges	7,361	6,560	14,533	15,361
Earnings before Income Taxes	17,777	16,749	25,511	21,119
Income Taxes	1,603	1,482	2,245	1,754
Net Earnings	$16,174	$15,267	$23,266	$19,365

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$23,266	$19,365
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	44,767	41,379
Deferred income tax expense (benefit)	(4,882)	(8,004)
Other, net	(1,054)	(680)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(5,223)	(4,573)
Materials and supplies	(520)	(233)
Other current assets	(4,329)	(7,155)
Other assets	4,359	3,544
Accounts payable	(2,108)	2,442
Accrued interest and taxes	893	1,175
Other current liabilities	4,059	3,130
Other liabilities	(1,079)	(1,234)
Net cash flows from operating activities	58,149	49,156
Cash Flows From Investing Activities:
Utility plant additions	(148,000)	(124,376)
Net cash flows from investing activities	(148,000)	(124,376)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	494	—
Revolving credit facilities borrowings (repayments), net	(2,400)	37,500
Short-term borrowings (repayments) – affiliate, net	—	1,500
Long-term borrowings	110,000	225,000
Repayment of long-term debt	—	(172,302)
Transmission interconnection arrangements	1,402	—
Dividends paid	(18,439)	(14,811)
Debt issuance costs and other, net	(1,975)	(1,667)
Net cash flows from financing activities	89,082	75,220

Change in Cash and Cash Equivalents	(769)	—
Cash and Cash Equivalents at Beginning of Period	1,000	—
Cash and Cash Equivalents at End of Period	$231	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$13,465	$16,342
Income taxes paid (refunded), net	$(131)	$615

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$1,816	$12,182

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$231	$1,000
Accounts receivable	29,591	25,442
Unbilled revenues	11,888	10,814
Other receivables	2,512	2,713
Materials and supplies	6,224	5,704
Regulatory assets	3,852	—
Other current assets	2,135	1,280
Total current assets	56,433	46,953
Other Property and Investments:
Other investments	178	178
Non-utility property, net	10,814	6,684
Total other property and investments	10,992	6,862
Utility Plant:
Plant in service and plant held for future use	1,971,908	1,919,256
Less accumulated depreciation and amortization	530,230	516,795
	1,441,678	1,402,461
Construction work in progress	124,383	42,554
Net utility plant	1,566,061	1,445,015
Deferred Charges and Other Assets:
Regulatory assets	110,890	121,463
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	8,535	9,954
Other deferred charges	6,145	3,527
Total deferred charges and other assets	352,235	361,609
	$1,985,721	$1,860,439
The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$13,094	$15,000
Accounts payable	16,674	20,598
Affiliate payables	7,020	5,419
Accrued interest and taxes	42,961	42,068
Regulatory liabilities	918	134
Operating lease liabilities	2,428	2,753
Other current liabilities	5,823	3,565
Total current liabilities	88,918	89,537
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	780,561	670,691
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	139,855	140,151
Regulatory liabilities	191,499	182,845
Asset retirement obligations	917	881
Accrued pension liability and postretirement benefit cost	6,533	7,199
Operating lease liabilities	5,897	7,039
Other deferred credits	12,087	7,469
Total deferred credits and other liabilities	356,788	345,584
Total liabilities	1,226,267	1,105,812
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	614,166	614,166
Retained earnings	145,224	140,397
Total common stockholder’s equity	759,454	754,627
	$1,985,721	$1,860,439

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at March 31, 2020	$64	$614,166	$136,142	$750,372
Net earnings	—	—	16,174	16,174
Dividends declared on common stock	—	—	(7,092)	(7,092)
Balance at June 30, 2020	$64	$614,166	$145,224	$759,454

Balance at December 31, 2019	$64	$614,166	$140,397	$754,627
Net earnings	—	—	23,266	23,266
Dividends declared on common stock	—	—	(18,439)	(18,439)
Balance at June 30, 2020	$64	$614,166	$145,224	$759,454

Balance at March 31, 2019	$64	$534,166	$133,248	$667,478
Net earnings	—	—	15,267	15,267
Dividends declared on common stock	—	—	(4,098)	(4,098)
Balance at June 30, 2019	$64	$534,166	$144,417	$678,647

Balance at December 31, 2018	$64	$534,166	$139,863	$674,093
Net earnings	—	—	19,365	19,365
Dividends declared on common stock	—	—	(14,811)	(14,811)
Balance at June 30, 2019	$64	$534,166	$144,417	$678,647

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2020 and December 31, 2019, and the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.3075 per share in July 2020 and $0.2900 per share in July 2019, which are reflected as being in the second quarter within "Dividends Declared per Common Share" on the PNMR Condensed Consolidated Statements of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM paid cash dividends on its common stock to PNMR of $40.7 million in the three and six months ended June 30, 2020 that were declared in the three months ended March 31, 2020. PNM did not pay cash dividends on its common stock to PNMR in the three and sixth months ended June 30, 2019. TNMP declared and paid cash dividends on its common stock to PNMR of $7.1 million and $18.4 million in the three and six months ended June 30, 2020 and paid $4.1 million and $14.8 million in the three and six months ended June 30, 2019.

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

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended June 30, 2020
Electric operating revenues	$260,788	$96,861	$—	$357,649
Cost of energy	67,884	25,979	—	93,863
Utility margin	192,904	70,882	—	263,786
Other operating expenses	101,557	25,339	(4,282)	122,614
Depreciation and amortization	41,763	22,368	5,891	70,022
Operating income (loss)	49,584	23,175	(1,609)	71,150
Interest income	3,147	—	(76)	3,071
Other income (deductions)	20,954	1,963	(214)	22,703
Interest charges	(19,178)	(7,361)	(4,549)	(31,088)
Segment earnings (loss) before income taxes	54,507	17,777	(6,448)	65,836
Income taxes (benefit)	4,895	1,603	(2,223)	4,275
Segment earnings (loss)	49,612	16,174	(4,225)	61,561
Valencia non-controlling interest	(3,940)	—	—	(3,940)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$45,540	$16,174	$(4,225)	$57,489

Six Months Ended June 30, 2020
Electric operating revenues	$508,921	$182,350	$—	$691,271
Cost of energy	142,408	50,165	—	192,573
Utility margin	366,513	132,185	—	498,698
Other operating expenses	200,113	50,461	(9,759)	240,815
Depreciation and amortization	83,212	44,204	11,579	138,995
Operating income (loss)	83,188	37,520	(1,820)	118,888
Interest income	6,643	—	(149)	6,494
Other income (deductions)	(13,072)	2,524	(755)	(11,303)
Interest charges	(36,807)	(14,533)	(10,182)	(61,522)
Segment earnings (loss) before income taxes	39,952	25,511	(12,906)	52,557
Income taxes (benefit)	2,536	2,245	(2,386)	2,395
Segment earnings (loss)	37,416	23,266	(10,520)	50,162
Valencia non-controlling interest	(7,669)	—	—	(7,669)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$29,483	$23,266	$(10,520)	$42,229

At June 30, 2020:
Total Assets	$5,377,422	$1,985,721	$211,324	$7,574,467
Goodwill	$51,632	$226,665	$—	$278,297

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

Three Months Ended June 30, 2019
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the six months ended June 30, 2020 and 2019 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	PNMR Consolidated
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2019	$10,638	$(109,693)	$(99,055)	$(322)	$(99,377)
Amounts reclassified from AOCI (pre-tax)	(3,059)	4,150	1,091	(500)	591
Income tax impact of amounts reclassified	777	(1,054)	(277)	127	(150)
Other OCI changes (pre-tax)	9,717	—	9,717	(1,198)	8,519
Income tax impact of other OCI changes	(2,468)	—	(2,468)	304	(2,164)
Net after-tax change	4,967	3,096	8,063	(1,267)	6,796
Balance at June 30, 2020	$15,605	$(106,597)	$(90,992)	$(1,589)	$(92,581)

Balance at December 31, 2018	$1,939	$(112,361)	$(110,422)	$1,738	$(108,684)
Amounts reclassified from AOCI (pre-tax)	(5,601)	3,702	(1,899)	525	(1,374)
Income tax impact of amounts reclassified	1,423	(940)	483	(133)	350
Other OCI changes (pre-tax)	15,938	—	15,938	(3,169)	12,769
Income tax impact of other OCI changes	(4,048)	—	(4,048)	805	(3,243)
Net after-tax change	7,712	2,762	10,474	(1,972)	8,502
Balance at June 30, 2019	$9,651	$(109,599)	$(99,948)	$(234)	$(100,182)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)    Earnings Per Share

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. PNMR’s potentially dilutive shares consist of restricted stock and PNMR common stock issuable under the PNMR 2020 Forward Equity Sale Agreements, which are calculated under the treasury stock method. See Note 9. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Net Earnings (Loss) Attributable to PNMR	$57,489	$(75,914)	$42,229	$(57,214)
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	186	263	202	251
Average Shares – Basic	79,840	79,917	79,856	79,905
Dilutive Effect of Common Stock Equivalents:
PNMR 2020 Forward Equity Sale Agreements	—	—	86	—
Restricted stock	36	—	37	—
Average Shares – Diluted(1)	79,876	79,917	79,979	79,905

Net Earnings (Loss) Per Share of Common Stock:
Basic	$0.72	$(0.95)	$0.53	$(0.72)
Diluted	$0.72	$(0.95)	$0.53	$(0.72)
(1) No potentially dilutive restricted stock have been included in the computation of Average Shares – Diluted for the three and six months ended June 30, 2019 since the effect would be anti-dilutive.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly and adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. On January 1, 2020, the Company adopted Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As a result of the adoption of the new standard, PNM updated its allowance for accounts receivable balances and recorded incremental credit losses of $0.4 million and $0.7 million in the three and six months ended June 30, 2020. See additional discussion of ASU 2016-13 in Note 7.

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

	PNM	TNMP	PNMR Consolidated
Three Months Ended June 30, 2020	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$109,090	$37,302	$146,392
Commercial	93,364	28,106	121,470
Industrial	20,373	6,857	27,230
Public authority	4,907	1,419	6,326
Economy energy service	3,278	—	3,278
Transmission	14,097	20,238	34,335
Miscellaneous	3,042	1,002	4,044
Total revenues from contracts with customers	248,151	94,924	343,075
Alternative revenue programs	2,529	1,937	4,466
Other electric operating revenues	10,108	—	10,108
Total Electric Operating Revenues	$260,788	$96,861	$357,649

Six Months Ended June 30, 2020
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$211,899	$69,200	$281,099
Commercial	179,713	56,791	236,504
Industrial	39,838	13,390	53,228
Public authority	9,254	2,842	12,096
Economy energy service	8,531	—	8,531
Transmission	28,264	38,250	66,514
Miscellaneous	6,410	1,675	8,085
Total revenues from contracts with customers	483,909	182,148	666,057
Alternative revenue programs	4,690	202	4,892
Other electric operating revenues	20,322	—	20,322
Total Electric Operating Revenues	$508,921	$182,350	$691,271

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

Three Months Ended June 30, 2019
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

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $65.2 million at June 30, 2020 and $59.3 million at December 31, 2019 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company has no contract assets as of June 30, 2020 or December 31, 2019. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer's capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. PNMR's, PNM's, and TNMP's contract liabilities and related revenues are insignificant for all periods presented. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and six months ended June 30, 2020, PNM paid $5.0 million and $10.0 million for fixed charges and $0.5 million and $0.9 million for variable charges. For the three and six months ended June 30, 2019, PNM paid $5.0 million and $9.9 million for fixed charges and $0.2 million and $0.3 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Operating revenues	$5,495	$5,177	$10,848	$10,129
Operating expenses	1,555	1,678	3,179	3,801
Earnings attributable to non-controlling interest	$3,940	$3,499	$7,669	$6,328

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	June 30,	December 31,
	2020	2019
	(In thousands)
Current assets	$3,393	$5,094
Net property, plant, and equipment	57,163	58,581
Total assets	60,556	63,675
Current liabilities	629	623
Owners’ equity – non-controlling interest	$59,927	$63,052

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
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support constitute PNMR’s maximum exposure to loss from the VIE at June 30, 2020.

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

Energy Related Derivative Contracts
Overview

The primary objective for the use of commodity derivative instruments, including energy contracts, options, swaps, and futures, is to manage price risk associated with forecasted purchases of energy and fuel used to generate electricity, as well as managing anticipated generation capacity in excess of forecasted demand from existing customers. PNM’s energy related derivative contracts manage commodity risk. PNM is required to meet the demand and energy needs of its customers. PNM is exposed to market risk for the needs of its customers not covered under the FPPAC.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the six months ended June 30, 2020 and the year ended December 31, 2019, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	June 30, 2020	December 31, 2019
	(In thousands)
Other current assets	$1,096	$1,089
Other deferred charges	1,004	1,507
	2,100	2,596
Other current liabilities	(1,096)	(1,089)
Other deferred credits	(1,004)	(1,507)
	(2,100)	(2,596)
Net	$—	$—
PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. All of the assets and liabilities in the table above at June 30, 2020 and December 31, 2019 result from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery.

At June 30, 2020 and December 31, 2019, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at both June 30, 2020 and December 31, 2019, amounts posted as cash collateral under margin arrangements were $0.5 million. At both June 30, 2020 and December 31, 2019, obligations to return cash collateral were $0.9 million. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. There were no amounts hedged under this plan as of June 30, 2020 or December 31, 2019.
The effects of mark-to-market commodity derivative instruments on PNM’s revenues and cost of energy during the three and six months ended June 30, 2020 and 2019 were less than $0.1 million. Commodity derivatives had no impact on OCI for the periods presented.

PNM has no open energy or gas commodity volume positions at June 30, 2020 or December 31, 2019.

PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At June 30, 2020 and December 31, 2019, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At June 30, 2020 and December 31, 2019, the fair value of investment securities included $335.5 million and $336.0 million for the NDT and $53.9 million and $52.8 million for the mine reclamation trusts.

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

Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$5,356	$2,774	$4,041	$4,161
Net gains (losses) from equity securities still held	13,377	303	(5,554)	9,905
Total net gains (losses) on equity securities	18,733	3,077	(1,513)	14,066
Available-for-sale debt securities:
Net gains (losses) on debt securities	2,887	1,522	(9,716)	4,547
Net gains (losses) on investment securities	$21,620	$4,599	$(11,229)	$18,613

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $4.0 million and $(8.7) million for the three and six months ended June 30, 2020 and $(0.8) million and $2.6 million for the three and six months ended June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Proceeds from sales	$205,296	$159,551	$354,651	$234,011
Gross realized gains	$11,262	$10,906	$17,087	$15,095
Gross realized (losses)	$(7,002)	$(5,802)	$(14,037)	$(8,972)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2020, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$22,402
After 1 year through 5 years	83,549
After 5 years through 10 years	82,539
After 10 years through 15 years	14,192
After 15 years through 20 years	10,791
After 20 years	40,010
$253,483

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

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of June 30, 2020 and December 31, 2019. Management of the Company independently verifies the information provided by pricing services.

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
June 30, 2020
Cash and cash equivalents	$11,496	$11,496	$—
Equity securities:
Corporate stocks, common	65,664	65,664	—
Corporate stocks, preferred	8,498	2,770	5,728
Mutual funds and other	50,311	50,311	—
Available-for-sale debt securities:
U.S. government	47,190	29,315	17,875	$1,497
International government	13,734	—	13,734	1,630
Municipals	47,392	—	47,392	2,179
Corporate and other	145,167	464	144,703	15,616
	$389,452	$160,020	$229,432	$20,922

December 31, 2019
Cash and cash equivalents	$15,606	$15,606	$—
Equity securities:
Corporate stocks, common	64,527	64,527	—
Corporate stocks, preferred	9,033	2,212	6,821
Mutual funds and other	49,848	49,786	62
Available-for-sale debt securities:
U.S. government	48,439	31,389	17,050	$535
International government	15,292	—	15,292	1,193
Municipals	46,642	—	46,642	1,768
Corporate and other	139,445	187	139,258	10,801
	$388,832	$163,707	$225,125	$14,297

The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
June 30, 2020	(In thousands)
PNMR	$3,216,618	$3,343,648
PNM	$1,846,605	$1,951,768
TNMP	$780,561	$797,604

December 31, 2019
PNMR	$3,007,717	$3,142,704
PNM	$1,748,020	$1,795,149
TNMP	$670,691	$753,317

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)    Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. The Company has not awarded stock options since 2010 and all employee stock options expired or were exercised as of February 2020. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At June 30, 2020, PNMR had unrecognized expense related to stock awards of $6.1 million, which is expected to be recognized over an average of 1.8 years.

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

The grant date fair value for restricted stock and stock awards with internal Company performance targets is determined based on the market price of PNMR common stock on the date of the agreements reduced by the present value of future dividends that will not be received prior to vesting. The grant date fair value is applied to the total number of shares that are anticipated to vest, although the number of performance shares that ultimately vest cannot be determined until after the performance periods end. The grant date fair value of stock awards with market targets is determined using Monte Carlo simulation models, which provide grant date fair values that include an expectation of the number of shares to vest at the end of the measurement period.

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Six Months Ended June 30,
Restricted Shares and Performance Based Shares	2020	2019
Expected quarterly dividends per share	$0.3075	$0.2900
Risk-free interest rate	0.72%	2.47%

Market-Based Shares
Dividend yield	2.51%	2.59%
Expected volatility	19.41	19.55
Risk-free interest rate	0.72	2.51

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the six months ended June 30, 2020:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2019	161,542	$38.21	2,000	$12.22
Granted	246,029	36.73	—	—
Exercised	(238,054)	34.86	(2,000)	12.22
Forfeited	(1,456)	41.32	—	—
Outstanding at June 30, 2020	168,061	$40.77	—	$—

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

In 2015, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive a total of 53,859 shares of PNMR’s common stock if PNMR meets certain performance targets at the end of 2017 and 2019 and she remained an employee of the Company. The retention award was made under the PEP and was approved by the Board on February 26, 2015. Under the agreement, she was to receive 17,953 of the total shares if PNMR achieved specific performance targets at the end of 2017. The specified performance target was achieved at the end of 2017 and the Board ratified her receiving 17,953 shares in February 2018. The second portion of the agreement of 35,906 shares was achieved at the end of 2019. The Board ratified her receiving the shares in February 2020 and such shares are included in the above table.
The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Six Months Ended June 30,
Restricted Stock	2020	2019
Weighted-average grant date fair value	$36.73	$37.92
Total fair value of restricted shares that vested (in thousands)	$11,740	$6,227

Stock Options
Total intrinsic value of options exercised (in thousands)	$84	$2,617

(9)   Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities and term loans contain a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR and PNMR Development agreements this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities and term loans generally also contain customary covenants, events of default, cross-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.

Financing Activities

In October 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank N.A. (the "JPM LOC Facility") under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC was required to post in connection with permits relating to the operation of the San Juan mine. On March 15, 2019, WSJ LLC acquired the assets of SJCC following the bankruptcy of Westmoreland. WSJ LLC assumed all obligations of SJCC, including under the letter of credit support arrangements. See Note 11. In May 2020, JPMorgan Chase Bank N.A. gave notice that it would not extend the letters of credit, which expire on October 21, 2020. The Company is currently pursuing a replacement agreement.

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

On April 24, 2020, TNMP entered into the TNMP 2020 Bond Purchase Agreement with institutional investors for the sale of $185.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the "TNMP 2020 Bonds") offered in private placement transactions. TNMP issued $110.0 million of TNMP 2020 Bonds on April 24, 2020 and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. TNMP issued the remaining $75.0 million of TNMP 2020 Bonds on July 15, 2020 and used the proceeds from that issuance to repay borrowings under the TNMP Revolving Credit facility and for other corporate purposes. The TNMP 2020 Bonds are subject to continuing compliance with the representations, warranties and covenants of the TNMP 2020 Bond Purchase Agreement. The terms of the TNMP 2020 Bond Purchase Agreement include customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP will have the right to redeem any or all of the TNMP 2020 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information concerning the funding dates, maturities and interest rates on the TNMP 2020 Bonds issued in April and July 2020 are as follows:

Funding Date	Maturity Date	Principal Amount	Interest Rate
		(In millions)
April 24, 2020	April 24, 2030	$85.0	2.73%
April 24, 2020	April 24, 2050	25.0	3.36
		110.0

July 15, 2020	July 15, 2035	25.0	2.93
July 15, 2020	July 15, 2050	50.0	3.36
		$185.0

On April 15, 2020, PNM entered into a $250.0 million term loan agreement (the "PNM 2020 Term Loan"), between PNM, the lenders party thereto, and U.S. Bank, as administrative agent. Proceeds from the PNM 2020 Term Loan were used to prepay the PNM 2019 $250.0 million Term Loan due July 2020, without penalty. The PNM 2020 Term Loan bears interest at a variable rate, which was 2.70% at June 30, 2020, and matures on June 15, 2021. As discussed below, on April 30, 2020, PNM used $100.0 million of proceeds from the PNM 2020 SUNs to prepay without penalty an equal amount of the PNM 2020 Term Loan.

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

At December 31, 2019, PNM had $40.0 million of outstanding PCRBs, which have a final maturity of June 1, 2040 and two series of outstanding PCRBs of $39.3 million and $21.0 million, which have a final maturity of June 1, 2043. These PCRBs, aggregating $100.3 million, were subject to mandatory tender on June 1, 2020. On June 1, 2020, PNM purchased these PCRBs utilizing borrowings under the PNM Revolving Credit Facility and converted the PCRBs to the weekly mode. PNM held these PCRBs (without legally canceling them) until July 1, 2020, when they were remarketed in the weekly mode (the "PNM Floating Rate PCRBs") and PNM used the remarketing proceeds to repay the revolver borrowings. PNM Floating Rate PCRBs in the weekly mode bear interest at rates that are reset weekly, giving investors the option to return the PCRBs for remarketing to new investors upon 7 days' notice. At July 24, 2020, this rate was 0.47%. A corresponding portion of the borrowing capacity under the PNM Revolving Credit Facility will be reserved to support the investors' option to return the PNM Floating Rate PCRBs upon 7 days' notice. In accordance with GAAP, as PNM can demonstrate the intent and ability to keep the PNM Floating Rate PCRBs outstanding through at least the October 31, 2023 maturity of the PNM Revolving Credit Facility, the borrowings under the PNM Revolving Credit Facility used to purchase the PNM Floating Rate PCRBs, aggregating $100.3 million, are reflected as long-term debt in the Condensed Consolidated Balance Sheets at June 30, 2020. Additionally, the PNM Floating Rate PCRBs, supported by the borrowing capacity under the PNM Revolving Credit Facility, will continue to be reflected as long-term debt.

At June 30, 2020 and December 31, 2019, PNM had PCRBs outstanding of $36.0 million at 6.25% issued by the Maricopa County, Arizona Pollution Control Corporation as well as $255.0 million at 5.90% and $11.5 million at 6.25% issued by the City of Farmington, New Mexico. The $36.0 million PCRBs became callable at 101% of par on January 1, 2020 and the remaining $266.5 million PCRBs became callable at par on June 1, 2020. On June 22, 2020, PNM provided notice to the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

bondholders that it was calling the PCRBs aggregating $302.5 million. On July 22, 2020, PNM purchased the PCRBs in lieu of redemption and remarketed them to new investors (the "PNM 2020 Fixed Rate PCRBs").

Information concerning the funding dates, mandatory tender dates, and interest rates on the PNM 2020 Fixed Rate PCRBs are as follows:

Funding Date	Mandatory Tender Date	Principal Amount	Interest Rate
		(In millions)
July 22, 2020	June 1, 2022	$36.0	1.05%
July 22, 2020	June 1, 2022	11.5	1.20
July 22, 2020	June 1, 2023	130.0	1.10
July 22, 2020	June 1, 2024	125.0	1.15
		$302.5

At June 30, 2020, variable interest rates were 0.98% on the $50.0 million PNMR 2018 Two-Year Term Loan that matures in December 2020, 1.14% on the PNMR 2019 Term Loan that matures in June 2021, 2.70% on the PNM 2020 Term Loan that matures in June 2021, 0.84% on the PNM 2019 $40.0 million Term Loan that matures in June 2021, and 0.98% on the $90.0 million PNMR Development Term Loan that matures in November 2020.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-term debt outstanding consists of:

	June 30,	December 31,
Short-term Debt	2020	2019
	(In thousands)
PNM:
PNM Revolving Credit Facility(1)	$47,055	$48,000
PNM 2017 New Mexico Credit Facility	40,000	10,000
	87,055	58,000
TNMP:
TNMP Revolving Credit Facility	12,600	15,000
TNMP Electricity Relief ERCOT loan (Note 12)	494	—
	13,094	15,000

PNMR Revolving Credit Facility	152,400	112,100
	$252,549	$185,100
(1) Outstanding amount as of June 30, 2020 excludes $100.3 million considered long-term debt as discussed above.

At June 30, 2020, the weighted average interest rate was 1.68% for the PNMR Revolving Credit Facility, 1.43% for the PNM Revolving Credit Facility, 1.44% for the PNM 2017 New Mexico Credit Facility, and 0.91% for the TNMP Revolving Credit Facility. There were no borrowings outstanding under the PNMR Development Revolving Credit Facility at June 30, 2020.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $4.6 million, $2.2 million, and $0.1 million at June 30, 2020 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of June 30, 2020, and December 31, 2019, each of PNM, TNMP, and PNMR Development had zero intercompany borrowings from PNMR.

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR for three separate tranches, each of $50.0 million, of its variable rate debt. These hedge agreements are accounted for as cash flow hedges and had fair values of $2.1 million and $0.4 million at June 30, 2020 and December 31, 2019 that are included in other current liabilities on the Condensed Consolidated Balance Sheets. As discussed in Note 3, changes in the fair value of the cash flow hedges are deferred in AOCI and amounts reclassified to the Condensed Consolidated Statement of Earnings are recorded in interest charges. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement.

At July 24, 2020, PNMR, PNM, TNMP, and PNMR Development had availability of $153.5 million, $343.9 million, $74.9 million, and $37.0 million under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. PNM had no availability under the PNM 2017 New Mexico Credit Facility. Total availability at July 24, 2020, on a consolidated basis, was $609.3 million for PNMR. Availability under PNM's Revolving Credit Facility and total availability at PNMR, on a consolidated basis, does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs. As of July 24, 2020, PNM, TNMP, and PNMR Development had no borrowings from PNMR under their intercompany loan agreements. At July 24, 2020, PNMR, PNM, and TNMP had invested cash of $0.9 million, zero, and $63.5 million.

The Company’s debt arrangements have various maturities and expiration dates. The $90.0 million PNMR Development Term Loan matures in November 2020, the $50.0 million PNMR 2018 Two-Year Term Loan matures in December 2020, the $300.0 million PNMR 2018 SUNs mature on March 9, 2021, the $150.0 million PNMR 2019 Term Loan matures in June 2021, the PNM 2019 $40.0 million Term Loan matures in June 2021, and the PNM 2020 Term Loan that currently has $150.0 million outstanding matures in June 2021. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.

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

Additional information concerning pension and OPEB plans is contained in Note 11 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K. Annual net periodic benefit cost for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year. Differences between TNMP's annual net periodic costs (income) and amounts included in its regulated rates are deferred to regulatory assets or liabilities, for recovery or refund in future rate proceedings.

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2020	2019	2020	2019	2020	2019
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$10	$13	$—	$—
Interest cost	4,985	6,294	613	829	122	162
Expected return on plan assets	(7,363)	(8,527)	(1,387)	(1,318)	—	—
Amortization of net (gain) loss	4,465	3,880	87	169	101	79
Amortization of prior service cost	(138)	(241)	—	(99)	—	—
Net Periodic Benefit Cost (Income)	$1,949	$1,406	$(677)	$(406)	$223	$241

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2020	2019	2020	2019	2020	2019
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$20	$26	$—	$—
Interest cost	9,971	12,587	1,227	1,658	244	324
Expected return on plan assets	(14,726)	(17,051)	(2,774)	(2,636)	—	—
Amortization of net (gain) loss	8,930	7,759	174	338	201	158
Amortization of prior service cost	(277)	(483)	—	(198)	—	—
Net Periodic Benefit Cost (Income)	$3,898	$2,812	$(1,353)	$(812)	$445	$482

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM did not make any contributions to its pension plan trust in the six months ended June 30, 2020 and 2019 and does not anticipate making any contributions to the pension plan in 2020 or 2021, but expects to contribute $4.6 million in 2022 and $19.1 million in 2023, and $19.0 million in 2024 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using discount rates of 3.4% to 3.5%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the six months ended June 30, 2020 and 2019, however, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $1.0 million and $2.1 million in the three and six months ended June 30, 2020 and $0.7 million and $1.5 million in the three and six months ended June 30, 2019 and are expected to total $3.7 million in 2020 and $13.5 million for 2021-2024. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.3 million and $0.8 million in the three and six months ended June 30, 2020 and $0.4 million and $0.7 million in the three and six months ended June 30, 2019 and are expected to total $1.5 million during 2020 and $5.4 million for 2021-2024.

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2020	2019	2020	2019	2020	2019
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$12	$13	$—	$—
Interest cost	544	672	93	113	6	8
Expected return on plan assets	(821)	(967)	(135)	(129)	—	—
Amortization of net (gain) loss	315	235	(80)	(110)	6	4
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$38	$(60)	$(110)	$(113)	$12	$12

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2020	2019	2020	2019	2020	2019
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$23	$26	$—	$—
Interest cost	1,088	1,344	187	226	11	16
Expected return on plan assets	(1,642)	(1,934)	(268)	(258)	—	—
Amortization of net (gain) loss	629	470	(162)	(220)	12	8
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$75	$(120)	$(220)	$(226)	$23	$24

TNMP did not make any contributions to its pension plan trust in the six months ended June 30, 2020 and 2019 and does not anticipate making any contributions to the pension plan in 2020 - 2022, but expects to contribute $1.1 million in 2023 and $2.8 million in 2024, based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using discount rates of 3.4% to 3.5%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and six months ended June 30, 2020 and 2019 and does not expect to make contributions to the OPEB trust during the period 2020-2024. However, a portion of the disbursements attributable to the OPEB trust are paid by TNMP and are therefore considered to be contributions to the OPEB

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

plan. Payments by TNMP on behalf of the TNMP OPEB plan were $0.2 million and $0.3 million in the three and six months ended June 30, 2020 and $0.1 million and $0.2 million in the three and six months ended June 30, 2019. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero in the three and six months ended June 30, 2020 and 2019 and are expected to total $0.1 million during 2020 and $0.3 million in 2021-2024.

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

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high-level waste from PVNGS. In August 2014, APS and the DOE entered into a settlement agreement that establishes a process for the payment of claims for costs incurred through December 31, 2019. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. PNM records estimated claims on a quarterly basis. The benefit from the claims is passed through to customers under the FPPAC to the extent applicable to NMPRC regulated operations. In July 2020, APS accepted the DOE's extension of the settlement agreement for recovery of costs incurred through December 31, 2022.

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

component of fuel expense as the nuclear fuel is consumed. At June 30, 2020 and December 31, 2019, PNM had a liability for interim storage costs of $13.0 million and $12.7 million, which is included in other deferred credits.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Four Corners

Four Corners Federal Agency Lawsuit – On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the U.S. District Court for the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine. The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  The court granted an APS motion to intervene in the litigation. NTEC, the current owner of the mine providing coal to Four Corners, filed a motion to intervene for the limited purpose of seeking dismissal of the lawsuit based on NTEC’s tribal sovereign immunity. The court granted NTEC’s motion and dismissed the case with prejudice, terminating the proceedings. In November 2017, the environmental group plaintiffs filed a Notice of Appeal of the dismissal in the U.S. Court of Appeals for the Ninth Circuit, and the court granted their subsequent motion to expedite the appeal. The Ninth Circuit issued a decision affirming the District Court’s dismissal of the case. In September 2019, the environmental groups filed a motion for reconsideration, which was denied in December 2019. On March 24, 2020, the environmental groups filed a petition for writ of certiorari in the U.S. Supreme Court seeking review of the Ninth Circuit's decision. The Supreme Court denied the petition on June 29, 2020, making the decision of the Ninth Circuit to affirm the District Courts dismissal of the case final. This matter is now complete.

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

SO2 Standard – On May 13, 2014, EPA released the draft data requirements rule for the 1-hour SO2 NAAQS, which directs state and tribal air agencies to characterize current air quality in areas with large SO2 sources to identify maximum 1-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

hour SO2 concentrations. This characterization requires areas be designated as attainment, nonattainment, or unclassifiable for compliance with the 1-hour SO2 NAAQS.

On August 11, 2015, EPA released the Data Requirements Rule for SO2, telling states how to model or monitor to determine attainment or nonattainment with the new 1-hour SO2 NAAQS.  On June 3, 2016, NMED notified PNM that air quality modeling results indicated that SJGS was in compliance with the standard. In January 2017, NMED submitted its formal modeling report regarding attainment status to EPA. The modeling indicated that no area in New Mexico exceeds the 1-hour SO2 standard. NMED submitted the first annual report for SJGS as required by the Data Requirements Rule in June 2018. That report recommended that no further modeling was warranted due to decreased SO2 emissions. NMED submitted the second and third annual modeling report to EPA in July 2019 and July 2020. Those reports retained the recommendation that no further modeling is needed at this time and is subject to EPA review.

On February 25, 2019, EPA announced its final decision to retain without changes the primary health-based NAAQS for SO2. Specifically, EPA will retain the current 1-hour standard for SO2, which is 75 parts per billion, based on the 3-year average of the 99th percentile of daily maximum 1-hour SO2 concentrations.  SO2 is the most prevalent SO2 compound and is used as the indicator for the primary SO2 NAAQS.

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

Ozone Standard – On October 1, 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 parts per billion. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. On July 13, 2020, EPA proposed to retain the existing ozone NAAQS based on a review of the full body of currently available scientific evidence and exposure/risk information, but that proposal has not yet been published in the Federal Register, and EPA is unlikely to finalize the proposal until after the next presidential election.

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

During 2017 and 2018, EPA released rules establishing area designations for ozone. In those rules, San Juan County, New Mexico, where SJGS and Four Corners are located, is designated as attainment/unclassifiable and only a small area in Doña Ana County, New Mexico is designated as marginal non-attainment. Although Afton is located in Doña Ana County, it is not located within the small area designated as nonattainment for the 2015 ozone standard. The final rule also establishes the timing of attainment dates for each non-attainment area classification, which are marginal, moderate, serious, severe, or extreme. The rule became effective May 8, 2018. Attainment plans for nonattainment areas are due in August 2021.

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

PM Standard – On January 30, 2020, EPA published in the Federal Register a notice announcing the availability of its final Policy Assessment for the Review of the National Ambient Air Quality Standards for Particulate Matter (the "Final PA"). The final assessment was prepared as part of the review of the primary and secondary PM NAAQS. In the assessment, EPA recommend lowering the primary annual PM2.5 standard to between 8 µg/m3 and 10 µg/m3. However, on April 30, 2020, EPA published a proposed rule to retain the current standards for PM due to uncertainties in the data relied upon in the Final PA. EPA accepted comments on the proposed rule through June 29, 2020. EPA anticipates issuing a final rulemaking in late 2020. PNM cannot predict the outcome of this matter or whether it will have a material impact on its financial position, results of operations, or cash flows.

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
On May 23, 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. On July 16, 2018, several environmental groups filed a petition for review with EPA’s Environmental Appeals Board concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised effluent limitation guidelines, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the Environmental Appeals Board. EPA’s Environmental Appeals Board thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit on September 30, 2019. The permit has been stayed pending an appeal filed by several environmental groups on November 1, 2019 to EPA's Environmental Appeals Board. Oral argument on this appeal has been scheduled for September 3, 2020. PNM cannot predict the outcome of this matter or whether it will have a material impact on PNM’s financial position, results of operations or cash flows.

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

Field work related to the investigation under both the CAF and abatement plan requirements was completed in October 2019. Activities and findings associated with the field work were presented in two separate reports and released to stakeholders in early 2020. The reports’ conclusions support PNM’s contention that off-site sources have impacted, and are continuing to impact, the local groundwater in the vicinity of the former Santa Fe Generating Station.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On July 30, 2018, EPA published a rule that constitutes “Phase One, Part One” of its ongoing reconsideration and revision of the April 17, 2015 coal ash rule. The final rule includes two types of revisions. The first revision extended the deadline to allow EGUs with unlined impoundments or that fail to meet the uppermost aquifer requirement to continue to receive coal ash until October 31, 2020. The rule also authorized a “Participating State Director” or EPA to approve suspension of groundwater monitoring and to issue certifications related to the location restrictions, design criteria, groundwater monitoring, remedy selection and implementation. The revisions also modify groundwater protection standards for certain constituents, which include cobalt, molybdenum, lithium, and lead without a maximum contamination level. EPA intends to issue multiple proposed rulemakings with a final rule expected in 2020 that will include the following: (1) deadlines for unlined surface impoundments to cease receiving waste; (2) a “Phase Two” rule to address amendments to the national minimum criteria; and (3) rulemaking for alternative demonstration for unlined surface impoundments with a request for comment on inclusion of legacy units. On August 14, 2019, the “Phase Two” proposed rule was published in the Federal Register with comments due on October 15, 2019. This rule proposes revisions to reporting and accessibility to public information, the definition of CCR piles, the definition of beneficial use, and the requirements for management of CCR piles. A final rule is expected in mid to late 2020. On November 4, 2019, EPA proposed a change to the CCR rule that, subject to EPA authorization for each facility, would allow facilities that have committed to cease burning coal in the near-term to qualify for alternative closure. CCR disposal units at such plants could continue operating even though they would otherwise have been subject to forced closure. On December 2, 2019, EPA published the proposed Part A CCR rule requiring a new date of August 31, 2020 for companies to initiate closure of unlined CCR impoundments and changing the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”. On February 20, 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. The deadline to provide comments was extended to July 19, 2020. The final rule is expected in 2020. PNM cannot predict the outcome of EPA’s rule making activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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
Other Commitments and Contingencies
Coal Supply

SJGS
The coal requirements for SJGS are supplied by WSJ LLC. WSJ LLC holds certain federal, state, and private coal leases. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid the current San Juan mine owner and operator, WSJ LLC, for certain coal mined but not yet delivered to the plant site. At both June 30, 2020 and December 31,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2019, prepayments for coal, which are included in other current assets, amounted to $26.3 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.
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

In connection with certain mining permits relating to the operation of the San Juan mine, the San Juan mine owner was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of the San Juan mine owner, PNMR entered into letter of credit arrangements with a bank under which letters of credit aggregating $30.3 million have been issued. In May 2020, JPMorgan Chase Bank N.A. gave notice that it would not extend the letters of credit, which expire on October 21, 2020. PNMR is currently pursuing a replacement agreement. As discussed in Note 6, on March 15, 2019, the assets owned by SJCC were sold to WSJ LLC, a subsidiary of Westmoreland Mining Holdings, LLC. Under the sale agreement, WSJ LLC assumed the rights and obligations of SJCC, including obligations to PNMR under the outstanding letters of credit.

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
Based on the most recent estimates and PNM’s ownership share of SJGS, PNM’s remaining payments as of June 30, 2020 for mine reclamation, in future dollars, are estimated to be $90.6 million for the surface mines at both SJGS and Four Corners and $40.0 million for the underground mine at SJGS. At June 30, 2020 and December 31, 2019, liabilities, in current dollars, of $69.9 million and $70.3 million for surface mine reclamation and $26.4 million and $25.3 million for underground mine reclamation were recorded in other deferred credits.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As discussed in Note 16 of the Notes to the Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K, as part of the restructuring of SJGS ownership the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $5.5 million in December 2019. Based on PNM’s reclamation trust fund balance at June 30, 2020, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $8.8 million in 2020, $10.9 million in 2021, and $11.7 million in 2022.
Under the Four Corners CSA, which became effective on July 7, 2016, PNM is required to fund its ownership share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.1 million in July 2019 and anticipates providing additional funding of $1.9 million in each of the years from 2020 through 2024.
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
PVNGS Decommissioning Liability
PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under lease both during and after termination of the leases. PNM records its share of the PVNGS decommissioning obligation as an ARO on its Condensed Consolidated Balances Sheet. Studies on the decommissioning costs of PVNGS are performed periodically and revisions to the ARO liability are recorded. In May 2020, a new decommissioning cost study was completed, which required PNM to remeasure its PVNGS decommissioning ARO. The new study resulted in a decrease to PNM’s share of the nuclear decommissioning obligation of $6.4 million as of June 30, 2020. Additional information concerning the Company's PVNGS ARO is contained in Note 15 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.
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

Included in PNM’s approved procurement plans are the following renewable energy resources:
•157 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 204 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind, which is expected to be operational by December 31, 2020
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 15 MW
•Solar distributed generation, aggregating 138.6 MW at June 30, 2020, owned by customers or third parties from whom PNM purchases any net excess output and RECs

Renewable Energy Rider

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2019 renewable energy procurement plan case, which was approved by the NMPRC on November 28, 2018, PNM proposed to collect $49.6 million for the year. The 2019 renewable energy procurement plan became effective on January 1, 2019. In its 2020 renewable energy procurement plan case, PNM proposed to collect $58.9 million through a revised rate rider beginning in 2020. In addition, PNM proposed that its FPPAC be reset from a July 1 through June 30 fiscal year to a calendar year. The NMPRC approved PNM's 2020 renewable energy procurement plan on January 29, 2020, and the revised rate rider became effective on February 1, 2020. PNM recorded revenues from the rider of $15.2 million and $30.3 million in the three and six months ended June 30, 2020 and $12.8 million and $25.5 million in the three and six months ended June 30, 2019. On June 1, 2020, PNM filed its renewable energy procurement plan for 2021 which proposes to collect $67.8 million, including $2.3 million related to PNM's voluntary Sky Blue renewable energy program. PNM is not proposing any new procurements in the plan. The NMPRC assigned this matter to a hearing examiner who scheduled a hearing for September 24, 2020. PNM cannot predict the outcome of this matter.
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

In 2019, PNM submitted a filing to address incentives to be earned in 2020. PNM’s proposed incentive mechanism is similar to that approved for 2018 and 2019 with minor modifications to reflect input from interested parties. The proposed incentive mechanism includes a base incentive of 7.1% of program costs, or approximately $1.8 million, based on savings of 59 GWh in 2020 with a sliding scale that provides for additional incentive if savings exceed 68 GWh. On May 28, 2020, PNM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

began collecting $0.5 million of additional incentive resulting from PNM's 2019 energy efficiency reconciliation. No hearings were considered necessary and PNM’s 2020 energy efficiency rider reflecting the 2020 incentive became effective beginning December 30, 2019.

On April 15, 2020, PNM filed an application for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The proposed program portfolio consists of twelve programs with a total annual budget of $31.4 million in 2021, $31.0 million in 2022, and $29.6 million in 2023. The application also seeks approval of an annual base incentive of 7.1% of the portfolio budget if PNM achieves energy savings of at least 80 GWh in a year. The proposed incentive would increase if PNM is able to achieve savings greater than 80 GWh in a year. The application also proposes an advanced metering infrastructure (“AMI”) pilot program, which includes the installation of 5,000 AMI meters at a cost of $2.9 million. PNM is proposing the pilot program to comply with an NMPRC order denying PNM’s February 2016 application to replace its existing customer metering equipment with AMI. The NMPRC assigned this matter to a hearing examiner, who scheduled a hearing for August 31, 2020. PNM cannot predict the outcome of this matter.

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

2020 IRP

In the third quarter of 2019, PNM initiated its 2020 IRP process which will cover the 20-year planning period from 2019 through 2039. Consistent with historical practice, PNM has provided notice to various interested parties and has hosted a series of public advisory presentations. PNM will continue to seek input from interested parties as a part of this process. NMPRC rules require PNM to file its 2020 IRP in July 2020. On March 16, 2020, PNM filed a motion to extend the deadline to file its 2020 IRP to six months after the NMPRC issues a final order approving a replacement resource portfolio and closes the docket in the bifurcated SJGS Abandonment Application and replacement resource proceedings. On April 8, 2020, the NMPRC approved PNM's motion to extend the deadline to file its 2020 IRP as requested. On July 29, 2020 the NMPRC issued a final order for a replacement resource portfolio in the SJGS proceedings.

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

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application sought NMPRC approval to retire PNM’s share of SJGS after the existing coal supply and participation agreements end in June 2022, for approval of replacement resources, and for the issuance of “energy transition bonds,” as provided by the ETA. PNM’s application proposed several replacement resource scenarios including PNM’s recommended replacement scenario, which would have provided cost savings to customers compared to continued operation of SJGS, preserved system reliability, and is consistent with PNM’s plan to have an emissions-free generation portfolio by 2040. This plan would have provided PNM authority to construct and own a 280 MW natural gas-fired peaking plant to be located on the existing SJGS facility site, and 70 MW of battery storage facilities. In addition, PNM’s recommended replacement resource scenario would have allowed PNM to execute PPAs to procure renewable energy from a total of 350 MW of solar-PV generating facilities and for energy from a total of 60 MW of battery storage facilities. PNM’s application included three other replacement resource scenarios that would have placed a greater amount of resources in the San Juan area, or resulted in no new fossil-fueled generating facilities, or no battery storage facilities being added to PNM’s portfolio. When compared to PNM's recommended replacement resource scenario, the three alternative resource scenarios were expected to result in increased costs to customers and the two alternative resource scenarios that result in no new fossil-fueled generating facilities were expected to not provide adequate system reliability. The SJGS Abandonment Application also included a request to issue approximately $361 million of energy transition bonds (the “Securitized Bonds”). PNM’s request for the issuance of Securitized Bonds included approximately $283 million of forecasted undepreciated investments in SJGS at June 30, 2020, an estimated $28.6 million for plant decommissioning and coal mine reclamation costs, approximately $9.6 million in upfront financing costs, and approximately $20.0 million for job training and severance costs for affected employees. Proceeds from the Securitization Bonds would also be used to fund approximately $19.8 million for economic development in the four corners area.

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

After several requests for clarification and legal challenges and following oral argument on January 29, 2020, the NM Supreme Court issued a ruling requiring the NMPRC to apply the ETA to all aspects of PNM’s SJGS Abandonment Application, indicating any previous NMPRC orders inconsistent with the ruling should be vacated, and denying parties’ request for stay. The NM Supreme Court issued a subsequent opinion, on July 23, 2020, more fully explaining the legal rationale for the January 29, 2020 ruling. Hearings on the abandonment and securitized financing proceedings were held in December 2019 and hearings on replacement resources were held in January 2020.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 21, 2020, the Hearing Examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of replacement resources, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The Hearing Examiners recommended that PNM be authorized to abandon SJGS by June 30, 2022, and to record regulatory assets for certain other abandonment costs that are not specifically addressed under the provisions of the ETA to preserve its ability to recover the costs in a future general rate case. The Hearing Examiner recommended that this authority only extend to the deferral of the costs and it not be an approval of any ratemaking treatment. The Hearing Examiners also recommended PNM be authorized to issue Securitized Bonds of up to $361 million and establish a rate rider to collect non-bypassable customer charges for repayment of the bonds and be subject to bi-annual adjustments (the “Energy Transition Charge”). The Hearing Examiners recommended an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the Hearing Examiners recommended PNM be granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, economic development, and workforce training. On April 1, 2020, the NMPRC unanimously approved the Hearing Examiners' recommended decisions regarding the abandonment of SJGS and the related securitized financing under the ETA. On April 10, 2020, CFRE and NEE filed a notice of appeal with the NM Supreme Court of the NMPRC's approval of PNM's request to issue securitized financing under the ETA. The NM Supreme Court granted motions to intervene filed by PNM, WRA, CCAE, and the Sierra Club. On May 8, 2020, CFRE and NEE filed a joint statement of issues with the NM Supreme Court which asserts that the NMPRC improperly applied the ETA and that the ETA violates the New Mexico Constitution. On June 19, 2020, WRA filed a motion to dismiss CFRE and NEE’s constitutional challenges to the ETA on the ground that the New Mexico Constitution provides that only New Mexico district courts have original jurisdiction over the claims. On July 24, 2020, the NM Supreme Court issued an order denying WRA’s motion to dismiss and requiring briefs in chief to be filed by August 17, 2020. PNM cannot predict the outcome of this matter.

PNM evaluated the consequences of the NMPRC's April 1, 2020 orders approving the abandonment of SJGS and the related issuance of Securitized Bonds under GAAP. This evaluation indicated that it is probable that PNM will be required to fund severances for PNM employees at the facility upon its retirement in 2022 and for PNMR shared services employees providing administrative and other support services to SJGS. In addition, the evaluation indicated that it is probable PNM will be obligated to fund severances and other costs for the WSJ LLC employees and to fund certain state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. PNM believes these obligations can be reasonably estimated as of March 31, 2020 and, pursuant to the NMPRC's April 1, 2020 orders and the requirements of the ETA, are recoverable from New Mexico retail customers. As a result, in March 2020, PNMR and PNM recorded obligations of $9.4 million and $8.1 million for estimated severances, $8.9 million for obligations to fund severances and other costs of WSJ LLC employees, and to fund $19.8 million to state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. The total amount recorded for these estimates of $38.1 million and $36.8 million is reflected in other deferred credits and as a corresponding deferred regulatory asset on PNMR's and PNM's Condensed Consolidated Balance Sheets as of June 30, 2020. These estimates may be adjusted in future periods as the Company refines its expectations. In addition, as discussed above these costs may be challenged by parties pursuant to the notices of appeal filed with the NM Supreme Court on April 10, 2020.

On March 27, 2020, the Hearing Examiners issued a partial recommended decision on PNM’s request for approval of replacement resources recommending that the NMPRC bifurcate consideration of PNM’s requested replacement resources. The Hearing Examiners recommended that the NMPRC approve two of PNM’s requested replacement resources, including the 300 MW solar PPA combined with a 40 MW battery storage agreement and the 50 MW solar PPA combined with a 20 MW battery storage agreement. The Hearing Examiners recommended that the two solar and battery procurements be approved first because they are the most cost-effective resources proposed in the case, are supported by the majority of parties, and the economics of the projects will be in jeopardy if approval is delayed past April 30, 2020. The Hearing Examiners recommended that PNM be permitted to recover the energy costs of these PPAs through its FPPAC, and that PNM should recover the demand cost of the energy storage agreements in base rates in a future general rate case. On April 29, 2020, the NMPRC issued an order declining to bifurcate a determination on replacement resources and deferring final consideration until the issuance of a comprehensive recommended decision addressing the entire portfolio of replacement resources.

On June 24, 2020, the Hearing Examiners issued a second recommended decision on PNM's request for approval of replacement resources that addressed the entire portfolio of replacement resources and superseded their March 27, 2020 partial recommended decision. The Hearing Examiners concluded that the ultimate selection of a portfolio of replacement resources

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

involves policy considerations that are the province of the NMPRC and stated that they did not intend to make that decision for the NMPRC. The Hearing Examiners recommended that the NMPRC take one of two approaches to select replacement resources. The first approach emphasized resource selection criteria identified in the ETA which include the location of replacement resources over resource selection criteria traditionally applied by the NMPRC including price and reliability. This approach recommended approval of a replacement resource portfolio that includes a 300 MW solar PPA combined with a 150 MW battery storage agreement, a 50 MW solar PPA combined with a 20 MW battery storage agreement, a 200 MW solar PPA combined with a 100 MW battery storage agreement, a 100 MW solar PPA combined with a 30 MW battery storage agreement, and approximately 24 MW of demand response. The second approach emphasized the NMPRC’s traditional resource selection criteria including price and reliability, which included a mix of solar PPAs combined with battery storage agreements and a 200 MW PNM-owned natural gas facility. The Hearing Examiners recommended that the NMPRC require PNM to file, within 30 days, any new proposed PPAs and battery storage agreements required to implement the replacement resource portfolio approved by the NMPRC in a new docket for expedited consideration. The Hearing Examiners also recommended that PNM be permitted to recover the energy costs of these PPAs through its FPPAC, and that PNM should recover the demand cost of the battery storage agreements in base rates in a future general rate case. On July 29, 2020, the NMPRC issued an order approving the Hearing Examiners' first recommended approach, concluding that this approach satisfies threshold reliability considerations for replacement resources. The order also granted in part PNM’s request for an extension of time for PNM to file the application to implement the replacement resource portfolio. PNM has 60 days from the date of the order to file an application in a separate case seeking approval of the proposed final, executed contracts, for any replacement resources that are not currently in evidence that have been approved by the NMPRC.

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

Joint Petition to Investigate PNM’s Option to Purchase Assets Underlying Certain Leases in PVNGS

On April 22, 2019, NEE and other parties, which consist primarily of environmental not-for-profit organizations, filed a joint petition for expedited investigation with the NMPRC. The joint petition requested the NMPRC open an investigation regarding PNM’s option to purchase the assets underlying the PVNGS Unit 1 and 2 leases that will expire in January 2023 and 2024. Various parties filed to participate in the request. On May 8, 2019, the NMPRC issued an order requiring a response from both PNM and NMPRC staff. PNM filed responses indicating, among other things, that the joint petition should be denied, and that PNM has not yet made a decision to purchase or return the assets underlying the leases that expire in January 2023 and 2024. On September 16, 2019, NEE and the other parties filed a motion reiterating their initial petition and seeking the appointment of a hearing examiner to preside over the requested proceeding. On September 30, 2019, PNM filed its response in opposition stating that PNM had previously refuted NEE’s arguments and that there is no need for a hearing examiner to be assigned to this matter. The NMPRC subsequently issued an order denying the petition for investigation. On January 3, 2020, PNM filed notice with the NMPRC of 60-day waivers of the deadline to provide notice to purchase or return the assets underlying the PVNGS Unit 1 leases. On April 10, 2020, PNM filed additional notices of waivers indicating the deadline for PNM to provide irrevocable notice of its intent to purchase or return the PVNGS Unit 1 lease interests was June 15, 2020. On June 11, 2020, PNM provided notices to the lessors and the NMPRC that PNM will return the leased assets under both its PVNGS Unit 1 and Unit 2 leases upon expiration of the leases in January 2023 and 2024. PNM issued an RFP for replacement power resources on June 25, 2020. PNM intends to file for the abandonment approval of replacement resources for of its share of PVNGS leased capacity with the NMPRC in early 2021. PNM cannot predict the outcome of this matter.

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

COVID-19 Regulatory Matters

In March 2020, PNM and other utilities voluntarily implemented a temporary suspension of disconnections and late payment fees for non-payment of utility bills in response to the impacts of the novel coronavirus global pandemic (“COVID-19”). On March 18, 2020, the NMPRC conducted an emergency open meeting for the purpose of adopting emergency amendments to its rules governing service to residential customers. The NMPRC’s emergency order is applicable during the duration of the Governor of New Mexico's emergency executive order and allows for the closure of payment centers, prohibits the discontinuance of a residential customer’s service for non-payment, and suspends the expiration of medical certificates for certain customers. On April 27, 2020, PNM, El Paso Electric Company, New Mexico Gas Company, and Southwestern Public Service Company filed a joint motion with the NMPRC requesting authorization to track costs resulting from each utility's response to the COVID-19 outbreak. The utilities propose these incremental costs and uncollected customer accounts receivable resulting from COVID-19 during the period March 11, 2020 through December 31, 2020 be recorded as a regulatory asset. On June 24, 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As a result, PNM deferred incremental costs related to COVID-19 of $1.3 million as a regulatory asset on the Condensed Consolidated Balance Sheet at June 30, 2020. The NMPRC’s order also imposed additional quarterly reporting requirements on public utilities creating regulatory assets that include changes in customer usage and increased costs and savings recorded to regulatory assets and liabilities.

2020 Decoupling Petition

On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. PNM proposes to record the difference between the annual revenue per customer derived from the cost of service approved in the NM 2015 Rate Case and the annual revenue per customer actually recovered from the rate classes beginning on January 1, 2021. If approved, on January 1, 2022, PNM would begin to collect the difference from customers if the revenue per customer from the NM 2015 Rate Case exceeds the actual revenue recovered in 2021, or return the difference to customers if the actual revenue per customer recovered in 2021 exceeds the revenue per customer from the NM 2015 Rate Case. The NMPRC assigned this matter to a hearing examiner, who scheduled a hearing on PNM's petition for October 13, 2020. On July 13, 2020, NEE, ABCWUA, the City of Albuquerque, and Bernalillo County filed motions to dismiss the petition on the grounds that approving PNM’s proposed rate adjustment mechanism outside of a general rate case would result in retroactive ratemaking and piecemeal ratemaking. The motions to dismiss also allege that PNM’s proposed rate adjustment mechanism is inconsistent with the EUEA. Responses to the motions to dismiss are due by August 7, 2020. PNM cannot predict the outcome of this matter.

Audit of PNM’s Compliance with OATT and Financial Reporting

On December 8, 2017, FERC informed PNM it was commencing an audit of PNM’s compliance with several requirements, including compliance with FERC’s Uniform System of Accounts for the annual reporting periods ending December 31, 2015 through December 31, 2019. On July 7, 2020, FERC audit staff issued their final audit report and provided their findings and recommendations. The severity of the findings and recommendations was low as no overall market or customer harm was found. One finding disallowed inclusion of certain costs in the computation of AFUDC and required PNM to reduce previously capitalized AFUDC. As a result, PNM recorded $1.9 million pre-tax increase to interest charges for debt AFUDC and a decrease of less than $0.1 million to other income for equity AFUDC in the three and six months ended June 30, 2020. In addition, FERC also recommended PNM revise its procedures to record upfront and quarterly commitment fees, previously recorded as interest expense, to administrative and general expense. PNM has agreed to the findings and recommendations for corrective action in the report and is required to submit its implementation plan to comply with the recommendations within 30 days.

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

Recovery of TNMP Rate Case Costs

Recovery of the cost of TNMP’s rate case was moved into a separate proceeding to begin after the conclusion of TNMP 2018 Rate Case. TNMP sought recovery of costs incurred through August 2019 in the amount of $3.8 million and proposed these costs be collected from customers over a three-year period. In October 2019, TNMP and other parties to the proceedings filed an unopposed settlement stipulation that reduced TNMP’s cost recovery to $3.3 million and provide for recovery over a period not to exceed three-years beginning on March 1, 2020. On January 16, 2020, the PUCT approved the settlement. As a result of the PUCT's order, TNMP recorded a pre-tax write-off of $0.5 million in December 2019.

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

On July 24, 2020, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $10.8 million, which would increase revenues by $2.0 million annually. The application is pending before the PUCT.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 6, 2020, TNMP filed its first application for a distribution cost recovery factor (the "2020 DCOS"). The 2020 DCOS application requests an increase in TNMP's annual distribution revenue requirement of $14.7 million based on net capital incremental distribution investments of $149.2 million. TNMP requested a procedural schedule that would result in rates being effective in September 2020. On June 26, 2020, the parties filed a unanimous settlement for a $14.3 million annual distribution revenue requirement with rates effective September 1, 2020. Subsequently, the ALJ issued an order on June 30, 2020, approving interim rates effective September 1, 2020, and remanding the case to the PUCT for approval. The case is pending review by the PUCT.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP’s 2019 EECRF filing requested recovery of $5.9 million, including a performance bonus of $0.8 million, and became effective on March 1, 2020. On May 29, 2020, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2021. The total amount requested was $5.9 million of program costs in 2021, which includes a performance bonus of $1.0 million based on TNMP’s energy efficiency achievements in the 2019 plan year. A procedural schedule was issued setting a hearing on merits for August 21, 2020. On July 2, 2020, the parties filed a joint motion to abate the procedural schedule in order to pursue settlement and on July 27, 2020, a unanimous settlement stipulation was filed with the PUCT to recover its requested costs in 2021, including the performance bonus of $1.0 million. The settlement stipulation is pending PUCT approval.

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

TNMP filed its rider on March 30, 2020. The rider was effective immediately and establishes a charge of $0.33 per MWh in accordance with the PUCT's order. As of June 30, 2020, collections under the rider exceeded unpaid residential retail customer bills and are presented net as a regulatory liability of $0.4 million on the Condensed Consolidated Balance Sheet. Other COVID-19 related costs of $0.3 million were recorded separately as a regulatory asset on the Condensed Consolidated Balance Sheet. On April 14, 2020, TNMP executed an interest-free loan agreement to borrow $0.5 million from ERCOT. The loan must be repaid upon completion of the electricity relief program.

Competition Transition Charge Final Reconciliation

In connection with the adoption of Senate Bill 7 by the Texas Legislature in 1999 that deregulated electric utilities operating within ERCOT, TNMP was allowed to recover its stranded costs through the CTC including a carrying charge. On July 10, 2020, TNMP filed to reconcile and stop the CTC surcharge beginning on September 1, 2020, as TNMP will have fully collected its CTC regulatory asset. On July 23, 2020, the ALJ accepted TNMP's filing effectively stopping the CTC surcharge on September 1, 2020. Additionally, TNMP must make a subsequent compliance filing, by September 14, 2020, to reconcile any under- or over-recoveries that may exist.

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

The terms of each of the extended leases do not provide for additional renewal options beyond their currently scheduled expiration dates. PNM had the option to purchase the assets underlying each of the extended leases at their fair market value or to return the lease interests to the lessors on the expiration dates. Under the terms of the extended leases, PNM had until January 15, 2020 for the Unit 1 leases and until January 15, 2021 for the Unit 2 lease to provide notices to the lessors of PNM’s intent to exercise the purchase options or to return the leased assets to the lessors. On January 3, 2020, PNM filed notice with the NMPRC of 60-day waivers of the deadline to provide notice to purchase or return the assets underlying the PVNGS Unit 1 leases. On March 3, 2020, and April 10, 2020, PNM filed additional notices of waivers of the deadlines. The waivers did not impact the PVNGS Unit 1 leases’ current January 15, 2023 expiration dates. PNM’s elections are independent for each lease and are irrevocable. In the proceeding addressing PNM’s 2017 IRP, PNM agreed to promptly notify the NMPRC of a decision to extend the Unit 1 or 2 leases, or to exercise its option to purchase the leased assets at fair market value upon the expiration of leases. See Note 12. On June 11, 2020, PNM provided notice to the lessors and the NMPRC of its intent to return the assets underlying both the PVNGS Unit 1 and Unit 2 leases upon their expiration in January 2023 and 2024. Although PNM elected to return the assets underlying the extended leases, PNM retains certain obligations related to PVNGS, including costs to decommission the facility. PNM is depreciating its capital improvements related to the extended leases using NMPRC approved rates through the end of the NRC license period for each unit, which expire in June 2045 for Unit 1 and in June 2046 for Unit 2. Any transfer of the assets underlying the leases will be required to comply with NRC licensing requirements. For example, the NRC could limit the transfer of ownership of the assets underlying all or a portion of PNM's currently leased interests in PVNGS. If a qualified buyer cannot be identified, PNM may be required to retain all or a portion of its currently leased capacity in PVNGS or be exposed to other claims for damages by the lessors. PNM will seek to recover its undepreciated investments, as well as any other obligations related to PVNGS from NM retail customers.

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the leased interests. If such an event had occurred as of June 30, 2020, amounts due to the lessors under the circumstances described above would be up to $154.5 million, payable on July 15, 2020 in addition to the scheduled lease payments due on that date.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of June 30, 2020 and December 31, 2019, the unamortized balance of these rights-of-ways was $58.8 million and $60.2 million. PNM recognized amortization expense associated with these

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

agreements of $0.9 million and $1.9 million in the three and six months ended June 30, 2020, and $0.9 million and $1.9 million in the three and six months ended June 30, 2019.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At June 30, 2020, residual value guarantees on fleet vehicle and equipment leases are $0.7 million, $1.3 million, and $2.0 million for PNM, TNMP, and PNMR Consolidated.

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2020			December 31, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$109,042	$8,535	$118,140	$120,585	$9,954	$131,212
Current portion of operating lease liabilities	24,039	2,428	26,744	25,927	2,753	29,068
Long-term portion of operating lease liabilities	85,028	5,897	91,320	97,992	7,039	105,512

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2020			December 31, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$8,561	$9,712	$18,540	$4,857	$4,910	$10,028
Accumulated depreciation	(1,070)	(1,137)	(2,267)	(482)	(466)	(973)
Non-utility property, net	7,491	8,575	16,273	4,375	4,444	9,055

Other current liabilities	1,512	1,623	3,203	722	850	1,637
Other deferred credits	5,699	6,958	12,800	3,333	3,597	7,102

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of June 30, 2020 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	6.10	3.85	5.93
Financing leases	4.94	5.48	5.21

Weighted average discount rate:
Operating leases	3.90%	4.00%	3.91%
Financing leases	3.12%	3.26%	3.19%

Information for the components of lease expense is as follows:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,847	$746	$7,658	$13,740	$1,521	$15,393
Amounts capitalized	(247)	(602)	(849)	(538)	(1,237)	(1,774)
Total operating lease expense	$6,600	$144	$6,809	$13,202	$284	$13,619
Financing lease cost:
Amortization of right-of-use assets	341	382	741	588	672	1,294
Interest on lease liabilities	52	68	121	97	124	224
Amounts capitalized	(226)	(369)	(594)	(401)	(653)	(1,053)
Total financing lease expense	167	81	268	284	143	465

Variable lease expense	63	—	63	95	—	95
Short-term lease expense	75	1	75	160	1	161
Total lease expense for the period	$6,905	$226	$7,215	$13,741	$428	$14,340

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,803	$815	$7,692	$14,386	$1,713	$16,312
Amounts capitalized	(344)	(662)	(1,006)	(696)	(1,319)	(2,015)
Total operating lease expense	$6,459	$153	$6,686	$13,690	$394	$14,297
Financing lease cost:
Amortization of right-of-use assets	77	81	158	143	139	282
Interest on lease liabilities	14	17	31	30	34	64
Amounts capitalized	(41)	(38)	(79)	(82)	(75)	(157)
Total financing lease expense	50	60	110	91	98	189

Variable lease expense	32	—	32	32	—	32
Short-term lease expense	75	2	101	149	5	195
Total lease expense for the period	$6,616	$215	$6,929	$13,962	$497	$14,713

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to the Company’s leases is as follows:

	Six Months Ended June 30 ,			Six Months Ended June 30 ,
	2020			2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,511	$331	$17,125	$16,704	$529	$17,494
Operating cash flows from financing leases	36	20	59	18	20	38
Finance cash flows from financing leases	207	120	360	54	76	130

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$143,816	$12,942	$157,440
Financing leases	3,703	4,802	8,513	2,516	2,305	4,821

Capitalized costs excluded from the operating and financing cash paid for leases above for the six months ended June 30, 2020, are $0.5 million and $0.4 million at PNM, $1.2 million and $0.7 million at TNMP, and $1.8 million and $1.1 million at PNMR. For the six months ended June 30, 2019, capitalized costs excluded are $0.7 million and $0.1 million at PNM, $1.3 million and $0.1 million at TNMP, and $2.0 million and $0.2 million at PNMR. These capitalized costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019.

Future expected lease payments are shown below:

	As of June 30, 2020
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2020	$862	$9,979	$944	$1,437	$1,842	$11,686
2021	1,688	26,576	1,845	2,448	3,606	29,316
2022	1,642	26,266	1,766	1,996	3,480	28,473
2023	1,587	17,735	1,617	1,508	3,241	19,423
2024	985	7,908	1,379	877	2,364	8,833
Later years	1,019	34,466	1,791	765	2,811	35,489
Total minimum lease payments	7,783	122,930	9,342	9,031	17,344	133,220
Less: Imputed interest	572	13,863	761	705	1,340	15,167
Lease liabilities as of June 30, 2020	$7,211	$109,067	$8,581	$8,326	$16,004	$118,053

The above table includes $10.1 million, $14.7 million, and $24.8 million for PNM, TNMP, and PNMR at June 30, 2020 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

(14)   Income Taxes

In December 2017, comprehensive changes in United States federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

deductibility of officer compensation. During 2019, the IRS issued proposed regulations related to certain officer compensation and proposed regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, the IRS issued proposed regulations interpreting Tax Act amendments to depreciation provisions of the IRC that allow the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017. See additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. Among other things, the CARES Act includes tax provisions that generally loosen restrictions on NOL utilization and business interest deductions, and accelerate refunds of previously generated alternative minimum tax credits. In addition, the CARES Act includes a temporary provision allowing businesses to defer payments to the government for some payroll taxes. The CARES Act provisions related to NOL utilization and business interest deductions are not applicable for the Company however, in June 2020, the Company applied for $5.2 million of accelerated refunds of previously generated alternative minimum tax credits and is deferring payments of certain payroll taxes.

Beginning February 2018, PNM’s NM 2016 Rate Case reflects the reduction in the federal corporate income tax rate, including amortization of excess deferred federal and state income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years, and excess deferred state income taxes to customers over a period of three years. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP will amortize federal and state excess deferred income taxes of $30.6 million, $21.6 million, and $9.0 million in 2020. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 12.

As required under GAAP, the Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. GAAP also provides that certain unusual or infrequently occurring items, including excess tax benefits related to stock awards, be excluded from the estimated annual effective tax rate calculation. At June 30, 2020, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2020 would be 6.21%, 8.73%, and 9.23%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal and state income taxes ordered by the NMPRC in PNM’s NM 2016 Rate Case and the amortization of excess deferred federal income taxes as ordered by the PUCT in TNMP’s 2018 Rate Case. During the three and six months ended June 30, 2020, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced by excess tax benefits related to stock awards of zero and $0.4 million for PNMR, of which zero and $0.3 million was allocated to PNM and zero and $0.1 million was allocated to TNMP.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Services billings:
PNMR to PNM	$24,521	$22,925	$46,644	$49,751
PNMR to TNMP	9,703	8,385	18,430	18,443
PNM to TNMP	113	114	189	189
TNMP to PNMR	35	36	70	71
PNMR to NMRD	49	54	125	95
Renewable energy purchases:
PNM from NMRD	2,404	949	3,923	1,574
Interconnection billings:
PNM to NMRD	130	—	350	—
PNM to PNMR	—	—	—	—
Interest billings:
PNMR to PNM	6	972	6	1,905
PNM to PNMR	77	77	158	149
PNMR to TNMP	1	10	2	42
Income tax sharing payments:
PNMR to PNM	—	—	—	—
TNMP to PNMR	—	—	—	—

(16)   Equity Method Investment

As discussed in Note 1 of the Company's 2019 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. As of June 30, 2020, NMRD’s renewable energy capacity in operation was 85.1 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the six months ended June 30, 2020 and 2019, PNMR Development made cash contributions of $18.3 million and $13.3 million to NMRD to be used primarily for its construction activities.

PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Operating revenues	$2,641	$1,103	$4,308	$1,828
Operating expenses	1,472	655	3,052	1,451
Net earnings	$1,169	$448	$1,256	$377

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	June 30,	December 31,
	2020	2019
	(In thousands)
Current assets	$5,672	$7,187
Net property, plant, and equipment	163,629	132,772
Non-current assets	1,214	—
Total assets	170,515	139,959
Current liabilities	2,073	9,640
Non-current liabilities	368	—
Owners’ equity	$168,074	$130,319

(17)     Goodwill

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

When PNMR performs a qualitative or quantitative analysis for PNM or TNMP, PNMR considers market and macroeconomic factors including changes in growth rates, changes in the WACC, and changes in discount rates. PNMR also evaluates its stock price relative to historical performance, industry peers, and to major market indices, including an evaluation of PNMR’s market capitalization relative to the carrying value of its reporting units.

For its annual evaluations performed as of April 1, 2019, PNMR performed qualitative analyses for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company’s expectations of future financial performance since the April 1, 2018 quantitative analysis performed for PNM, as well as the quantitative analysis performed for TNMP at April 1, 2016 and the previous qualitative analyses through April 1, 2018. This analysis considered Company specific events such as the potential impacts of legal and regulatory matters discussed in Note 11 and Note 12, including potential outcomes in PNM’s SJGS Abandonment Application, the impacts of the NM Supreme Court’s decision in the appeal of the NM 2015 Rate Case, and other potential impacts of changes in PNM’s resource needs based on PNM’s 2017 IRP. Based on an evaluation of these and other factors, PNMR determined it was not more likely than not that the April 1, 2019 carrying values of PNM or TNMP exceeded their fair values.

For its annual evaluations performed as of April 1, 2020, PNMR performed a qualitative analysis for the PNM reporting unit and a quantitative analysis for the TNMP reporting unit. In addition to the typical considerations discussed above, the qualitative analysis considered changes in PNM’s expectations of future financial performance since the April 1, 2018 quantitative analysis performed for PNM, as well as the previous qualitative analyses through April 1, 2019. The April 1, 2018 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 19%. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2020 carrying value of PNM exceeded its fair value. Using the methods and considerations discussed above, the 2020 quantitative analysis indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 38%. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2020 carrying value of TNMP exceed its fair value. Since the April 1, 2020 annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 794,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.
Financial and Business Objectives
PNMR is focused on achieving three key financial objectives:

•Earning authorized returns on regulated businesses
•Delivering at or above industry-average earnings and dividend growth
•Maintaining investment grade credit ratings

In conjunction with these objectives, PNM and TNMP are dedicated to:

•Maintaining strong employee safety, plant performance, and system reliability
•Delivering a superior customer experience
•Demonstrating environmental stewardship in business operations, including transitioning to an emissions-free generating portfolio by 2040
•Supporting the communities in their service territories

Earning Authorized Returns on Regulated Businesses

PNMR’s success in accomplishing its financial objectives is highly dependent on two key factors: fair and timely regulatory treatment for its utilities and the utilities’ strong operating performance. The Company has multiple strategies to achieve favorable regulatory treatment, all of which have as their foundation a focus on the basics: safety, operational excellence, and customer satisfaction, while engaging stakeholders to build productive relationships. Both PNM and TNMP seek cost recovery for their investments through general rate cases, interim cost of service filings, and various rate riders.

Fair and timely rate treatment from regulators is crucial to PNM and TNMP in earning their allowed returns and critical for PNMR to achieve its financial objectives. PNMR believes that earning allowed returns is viewed positively by credit rating agencies and that improvements in the Company’s ratings could lower costs to utility customers.

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

2020 Decoupling Petition - On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. If approved, customer bills will not be impacted until January 1, 2022. PNM cannot predict the outcome of this matter.

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

On April 6, 2020, TNMP filed its first application for a periodic distribution rate adjustment (the "2020 DCOS"). TNMP's 2020 DCOS application requests an increase in annual distribution revenues of $14.7 million and that new rates go into effect beginning in September 2020. On June 26, 2020, TNMP reached a unanimous settlement agreement with parties that would authorize TNMP to collect a $14.3 million annual distribution revenue requirement beginning in September 2020. The case is pending review by the PUCT. See Note 12.

FERC Regulation

Rates PNM charges wholesale transmission customers are subject to traditional rate regulation by FERC. Rates charged to wholesale electric transmission customers are based on a formula rate mechanism pursuant to which rates for wholesale transmission service are calculated annually in accordance with an approved formula. The formula includes updating cost of service components, including investment in plant and operating expenses, based on information contained in PNM’s annual financial report filed with FERC, as well as including projected transmission capital projects to be placed into service in the following year. The projections included are subject to true-up. Certain items, including changes to return on equity and depreciation rates, require a separate filing to be made with FERC before being included in the formula rate.

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
Delivering At or Above Industry-Average Earnings and Dividend Growth
PNMR’s financial objective to deliver at or above industry-average earnings and dividend growth enables investors to realize the value of their investment in the Company’s business. PNMR’s current target is 5% to 6% earnings and dividend growth for the period 2020 through 2023. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.
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

Business Focus

To achieve its business objectives, focus is directed in key areas: Safe, Reliable and Affordable Power; Utility Plant and Strategic Investments; Environmentally Responsible Power; and Customer, Stakeholders, and Community Engagement. The Company works closely with its stakeholders to ensure that resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities. Equally important is the focus of PNMR’s utilities on customer satisfaction and community engagement.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and President Trump declared the COVID-19 pandemic a national emergency in the U.S. The Company continues to closely monitor developments and has taken and continues to take steps to mitigate the potential risks related to the COVID-19 pandemic. The Company has assessed and updated its existing business continuity plans in response to the impacts of the pandemic through crisis team meetings and working with other utilities and operators. It has identified its critical workforce, staged backups and limited access to control rooms and critical assets. The Company has worked to protect the safety of its employees using a number of measures, including minimizing exposure to other employees and the public and mandating work-from-home and flexible arrangements for all applicable job functions. The Company is also working with its suppliers to understand the potential impacts to its supply chain and remains focused on the integrity of its information systems and other technology systems used to run its business. However, the Company cannot predict the extent or duration of the ongoing COVID-19 pandemic, its effects on the global, national or local economy, or on the Company's financial position, results of operations, and cash flows. The Company will continue to monitor developments related to COVID-19 and will remain focused on protecting the health and safety of its customers, employees, contractors, and other stakeholders, and on its objective to provide safe, reliable, affordable and environmentally responsible power. As discussed in Note 12, both PNM and TNMP have suspended disconnecting certain customers for past due bills and waived late fees during the pandemic and have been provided regulatory mechanisms to recover these and other costs resulting from COVID-19. See additional discussion below regarding the Company's customer, community, and stakeholder engagement in response to COVID-19 and in Item 1A. Risk Factors. On March 26, 2020, the PUCT issued an order establishing an electricity relief program for electric utilities, REPs, and customers impacted by COVID-19. The program allows providers to implement a rider to collect unpaid residential retail customer bills and to ensure these customers continue to have electric service. In a separate order, the PUCT authorized electric utilities to establish a regulatory asset for costs related to COVID-19 which includes but is not limited to costs related to unpaid accounts. On June 24, 2020, the NMPRC authorized the creation of a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense and the creation of a regulatory liability for all offsetting cost savings resulting from COVID-19. The NMPRC Order allows the Company to request recovery in future ratemaking proceedings and imposes additional reporting requirements related to COVID-19 on changes to customer usage, increased costs and savings recorded to regulatory assets and liabilities and impacts to delinquent accounts.

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

New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. PNM has launched the Wired for the Future capital program, which emphasizes new investments in its transmission and distribution infrastructure with three primary objectives: delivering clean energy, enhancing customer satisfaction and increasing grid resilience. Projects are aimed at advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico ranks 3rd in the nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks 3rd in the nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. As of June 30, 2020, NMRD’s renewable energy capacity in operation was 85.1 MW, which includes 80 MW of solar-PV facilities to supply energy to the Facebook data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. The NMPRC has approved PNM’s request to enter into an additional 25-year PPA to purchase renewable energy and RECs from an aggregate of approximately 50 MW of capacity from solar-PV facilities to be constructed by NMRD to supply power to the Facebook data center. These facilities began commercial operation on July 1, 2020. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.

PNM filed its 2017 IRP on July 3, 2017. The 2017 IRP analyzed several scenarios utilizing assumptions that PNM continues service from its SJGS capacity beyond mid-2022 and that PNM retires its capacity after mid-2022. Key findings of the 2017 IRP included, among other things, that retiring PNM’s share of SJGS in 2022 and exiting ownership in Four Corners in 2031 would provide long-term cost savings for PNM’s customers and that the best mix of new resources to replace the retired coal generation would include solar energy and flexible natural gas-fired peaking capacity as well as energy storage, if the economics support it, and wind energy provided additional transmission capacity becomes available. The 2017 IRP also indicated that PNM should retain the currently leased capacity in PVNGS. On June 11, 2020, PNM provided notice to the lessors and the NMPRC that PNM will return the leased assets for both PVNGS Unit 1 and 2 upon expiration of the leases in January 2023 and 2024. PNM issued an RFP for replacement power resources on June 25, 2020 and intends to file for abandonment and approval of replacement resources with the NMPRC in early 2021. See additional discussion regarding PNM’s leased capacity in PVNGS in Note 13 as well as PNM’s 2017 IRP and the SJGS Abandonment Application in Note 12.
In the third quarter of 2019, PNM initiated its 2020 IRP process which will cover the 20-year planning period from 2019 through 2039. Consistent with historical practice, PNM has provided notice to various interested parties and has hosted a series of public advisory presentations. NMPRC rules require PNM to file its 2020 IRP in July 2020. In April 2020, the NMPRC approved PNM's request to extend the deadline to file its 2020 IRP until six months after the NMPRC issues a final order approving replacement resources in PNM's SJGS Abandonment Application. PNM will continue to seek input from interested parties as a part of this process. PNM cannot predict the outcome of this matter.

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

PNMR’s corporate website (www.pnmresources.com) includes a dedicated section providing key environmental and other sustainability information related to PNM’s and TNMP’s operations demonstrating the Company’s commitment to ESG principles. This information highlights plans for PNM to be coal-free by 2031 (subject to regulatory approval) and to have an emissions-free generating portfolio by 2040.

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

PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. PNM cannot predict the full impact of the ETA on potential future generating resource abandonment and replacement filings with the NMPRC.

SJGS

SJGS Abandonment Application – As discussed in Note 12, on July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application sought NMPRC approval to retire PNM’s share of SJGS in mid-2022, and for approval of replacement resources and the issuance of approximately $361 million of energy transition bonds as provided by the ETA. The application included several replacement resource scenarios including PNM’s recommended replacement scenario, which is consistent with PNM’s goal of having a 100% emissions-free generating portfolio by 2040 and would have provided cost savings to customers while preserving system reliability. The application included three other replacement resource scenarios that would have placed a greater amount of resources in the San Juan area, or resulted in no new fossil-fueled generating facilities, or no battery storage facilities being added to PNM’s portfolio. When compared to PNM's recommended replacement resource scenario, the three alternative resource scenarios were expected to result in increased costs to customers and the two alternative resource scenarios that resulted in no new fossil-fueled generating facilities were expected to not provide adequate system reliability.

The NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing and the other addressing replacement resources but did not definitively indicate if the abandonment and financing proceedings would be evaluated under the requirements of the ETA. The NMPRC’s July 10, 2019 order also extended the deadline to issue the abandonment and financing order to nine months and to issue the replacement resources order to 15 months. After several requests for clarification and legal challenges, in January 2020, the NM Supreme Court ruled the NMPRC is required to apply the ETA to all aspects of PNM’s SJGS Abandonment Application, and that any previous NMPRC orders inconsistent with their ruling should be vacated. The NM Supreme Court issued a subsequent opinion, on July 23, 2020, more fully explaining the legal rationale for the January 2020 ruling. Hearings on the abandonment and securitized financing proceedings were held in December 2019 and hearings on replacement resources were held in January 2020.

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

On March 27, 2020, the Hearing Examiners issued a partial recommended decision related to PNM's requested replacement resources. The Hearing Examiners recommended the NMPRC approve PNM's requested PPA replacement resources related to 350 MW of solar-PV facilities and 60 MW of battery storage facilities. On April 1, 2020, the NMPRC unanimously approved the Hearing Examiners' recommended decisions regarding the abandonment of SJGS and the Securitized Bonds. On April 29, 2020, the NMPRC issued an order declining to bifurcate a determination on replacement resources and deferring final consideration until the issuance of a comprehensive recommended decision addressing the entire portfolio of replacement resources. On June 24, 2020, the Hearing Examiners issued a second recommended decision on PNM's request for approval of replacement resources that addressed the entire portfolio of replacement resources. The Hearing Examiners recommended that the NMPRC take one of two approaches to select replacement resources. The first approach emphasized resource selection criteria identified in the ETA and would include PPA's for 650 MW of solar and 300 MW of battery storage. The second approach emphasized the NMPRC’s traditional resource selection criteria including price and reliability, which included a mix of solar PPAs combined with battery storage agreements and a 200 MW PNM-owned natural gas facility. On July 29, 2020 the NMPRC issued an order approving the Hearing Examiners' first recommended approach, concluding that this approach satisfies threshold reliability considerations for replacement resources. PNM has 60 days from the date of the order to file an application in a separate case seeking approval of the proposed final, executed contracts, for any replacement resources that are not currently in evidence that have been approved by the NMPRC.

Pursuant to the NMPRC's April 1, 2020 order approving the abandonment of SJGS and the related issuance of Securitized Bonds, PNMR recorded obligations totaling $38.1 million for estimated severances and other costs resulting from the planned retirement of SJGS in 2022, and for expected funding to state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. This obligation is reflected in other deferred credits and as a corresponding deferred regulatory asset on PNMR's Condensed Consolidated Balance Sheets as of June 30, 2020. These estimates may be adjusted in future periods as the Company refines its expectations. See additional discussion of PNM's SJGS Abandonment Application and the related challenges filed with the NM Supreme Court in Note 12.

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
Renewable Energy

PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as solar, wind and geothermal energy purchased under PPAs. As of June 30, 2020, PNM has 157 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 138.6 MW at June 30, 2020. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 204 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM's 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind beginning in 2021.

The NMPRC's approved portfolio to replace the planned retirement of SJGS will result in PNM executing solar PPAs of 650 MW combined with 300 MW of battery storage facilities. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements.

As discussed in Strategic Investments above, PNM is currently purchasing the output of 130 MW of solar capacity from NMRD that is used to serve the Facebook data center which includes two 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be constructed by NMRD to supply power to Facebook, Inc. The first 50 MW of these facilities began commercial operations in November 2019 and the second 50 MW facility began commercial operation in July 2020. Additionally, PNM has entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of power and RECs from a 50 MW wind project, which was placed in commercial operation in November 2018, a 166 MW wind project to be operational in December 2020, and a 50 MW solar-PV project to be operational in December 2021.

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

Customer, Stakeholder, and Community Engagement

Another key element of the Company’s commitment to ESG principles is fostering relationships with its customers, stakeholders and communities. The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has demonstrated a commitment to building productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced customer service engagement options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. As a result, PNM has seen significant gains in customer satisfaction in recent years in both the JD Power Electric Utility Residential Customer Satisfaction StudySM and its own proprietary relationship surveys.

The Company has leveraged a number of communications channels and strategic content to better serve and engage its many stakeholders. PNM’s website www.pnm.com, provides the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The Company’s website is also a resource for information about PNM’s operations and community outreach efforts, including plans for building a sustainable energy future for New Mexico and to transition to an emissions-free generating portfolio by 2040. PNM has also leveraged social media in communications with customers on various topics such as education, outage alerts, safety, customer service, and PNM’s community partnerships in philanthropic projects. As discussed above, PNMR's corporate website, www.pnmresources.com, includes a dedicated section providing additional information regarding the Company’s commitment to ESG principles and other sustainability efforts.

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

Another demonstration of ESG principles is the Company’s tradition of supporting the communities it serves in New Mexico and Texas. This support extends beyond financial donations from the PNM Resources Foundation and corporate giving to also include collaborations on community projects, customer low-income assistance programs, and employee volunteerism. In response to COVID-19, additional efforts were made in each of these areas and exhibit the Company’s core value of caring for its customers and communities.

In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides more than $1 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop business, develop and implement environmental programs, and provide educational opportunities. Beginning in 2020, the PNM Resources Foundation is funding grants with a three-year focus on decreasing homelessness, increasing access to affordable housing, reducing carbon emissions, and community safety with an emphasis on COVID-19 programs in 2020. As part of this emphasis, $0.2 million has been awarded to nonprofits in New Mexico and Texas to assist with work being done on the front lines of the pandemic for community safety, with a focus on helping senior citizens and people currently experiencing homelessness during the shelter-in-place directives. Also in 2020, the PNM Resources Foundation expanded its matching donation program to offer 2-to-1 matching on donations made to social justice nonprofits and increasing the annual amount of matching donations available to each of its employees.

During the three years ending December 2019, corporate giving contributed approximately $6.2 million to civic, educational, environmental, low income, and economic development organizations. PNMR recognizes its responsibility to support programs and organizations that enrich the quality of life for the people in its service territories and communities and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In 2020, PNM has partnered with key local organizations to initiate funding for programs focused on diversity, equity and inclusion. In response to COVID-19 community needs, PNMR donated to an Emergency Action Fund in partnership with key local agencies to benefit approximately ninety nonprofits and small businesses facing challenges due to lack of technology, shifting service needs, and cancelled fundraising events. Additionally, employee teams have supported first responders and other front-line workers through the delivery of food and other supplies often procured from local businesses struggling during stay-at-home orders. While its service territory does not include the Navajo Nation, PNM’s operations include generating facilities and employees in this region that has been disproportionately affected by the pandemic. In response, employee teams focused efforts to this region and also provided available supplies of personal protective equipment. PNM has also collaborated with the Navajo Tribal Utility Authority Wireless (NTUAW) to set up wireless “hot spots” throughout the Navajo Nation in areas without internet access to assist first responders and support continued education opportunities amidst school closures. These actions supplement PNM’s continued support for the Navajo Nation. The PNM Navajo Nation Workforce Training Scholarship Program provides support for Navajo tribal members and encourages the pursuit of education and training in existing and emerging jobs in the communities in which they live. In 2019, PNM invested an additional $500,000 into this scholarship program to further assist in the development and education of the Navajo Nation workforce. PNM also continues to partner in the Light up Navajo project, piloted in 2019 and modeled after mutual aid to connect homes without electricity to the power grid.

Another important outreach program is tailored for low-income customers and includes the PNM Good Neighbor Fund to provide customer assistance with their electric utility bills. COVID-19 has increased the needs of these customers along with customers who may not otherwise need to seek assistance. In addition to the suspension of customer disconnections and expansion of customer payment plans, PNM responded with increased communications through media outlets and customer outreach to connect customers with nonprofit community service providers offering financial assistance, food, clothing, medical programs, and services for seniors. As a result of these communication efforts, approximately 1,000 families in need have received emergency assistance through the PNM Good Neighbor Fund during the second quarter of this year.

Volunteerism is also an important facet of employee culture keeping our communities safer, stronger, smarter and more vibrant. In 2019, PNM and TNMP employees and retirees contributed over 13,300 volunteer hours serving local communities by supporting at least 250 organizations. Volunteers also participate in a company-wide annual Day of Service at nonprofits across New Mexico and Texas along with participation on a variety of nonprofit boards and independent volunteer activities throughout the year.

Economic Factors

PNM – In the three and six months ended June 30, 2020, PNM experienced a decrease in weather-normalized retail load of 1.7% and 0.3% compared to 2019. PNM experienced decreased sales to commercial customers partially offset by an increase in the usage of residential customers when compared to 2019 as a result of New Mexico state restrictions related to COVID-19 and did not experience significant impacts to its other customer classes.

TNMP – In the three and six months ended June 30, 2020, TNMP experienced an increase in volumetric weather-normalized retail load of 2.9% and 1.5% compared to 2019. Weather-normalized demand-based load, excluding retail transmission customers, decreased 2.8% in the three months ended June 30, 2020 and was flat for the six months ended June 30, 2020 compared to 2019. TNMP has experienced increased volumetric usage related to residential consumers offset by decreases in its demand based commercial consumer class as a result of impacts related to COVID-19.

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

Results of Operations
Net earnings (loss) attributable to PNMR were $42.2 million, or $0.53 per diluted share in the six months ended June 30, 2020 compared to ($57.2) million, or ($0.72) per diluted share, in 2019. Among other things, earnings in the six months ended June 30, 2020 benefited from regulatory disallowance recorded in 2019 resulting from the NM Supreme Court's opinion in PNM's appeal of the NMPRC's decisions in the NM 2015 Rate Case, warmer weather at PNM, higher earnings on PNM's renewable rate rider, higher transmission rates at PNM and TNMP, lower plant maintenance costs at PNM and lower employee related and outside service expenses at PNM. These increases were partially offset by increased depreciation and property taxes due to increased plant in service at PNM and TNMP, and losses on PNM's PVNGS and coal mine reclamation investment securities. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.
Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that currently expire in October 2023. Both facilities provide for short-term borrowings and letters of credit and can be extended through October 2024, subject to approval by a majority of the lenders. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico, which expires in December 2022, and TNMP has a $75.0 million revolving credit facility, which expires in September 2022. PNMR Development has a revolving credit facility with a capacity of $40.0 million, with the option to further increase the capacity up to $50.0 million upon 15-days advance notice, that expires in February 2021. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. Total availability for PNMR on a consolidated basis was $609.3 million at July 24, 2020. Total availability at PNMR, on a consolidated basis, does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures, capital contributions for PNMR Development’s 50% ownership interest in NMRD, and dividends, will total $4.5 billion for 2020 - 2024, including amounts expended through June 30, 2020. The construction expenditures include estimated amounts for an anticipated expansion of PNM’s transmission system, including the planned purchase of the Western Spirit Line, and expenditures for PNM’s Wired for the Future capital program.

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

To fund capital spending requirements to meet growth that balances earnings goals, credits metrics and liquidity needs, the Company has entered into a number of other financing arrangements in 2020, including the TNMP 2020 Bond Purchase Agreements, the PNM 2020 Term Loan and the PNM 2020 Note Purchase Agreement. For further discussion on these financing arrangements see Liquidity and Capital Resources discussion below as well as Note 9.

See discussion of the NMPRC's April 1, 2020 approval of PNM's request to issue approximately $361 million of Securitized Bonds upon the retirement of SJGS in 2022, and the related appeal of that order to the NM Supreme Court in Note 12.

After considering the effects of these financings and the Company's short-term liquidity position as of July 24, 2020, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $1,019.2 million through July 2021. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2020-2024 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In millions, except per share amounts)
Net earnings (loss) attributable to PNMR	$57.5	$(75.9)	$133.4	$42.2	$(57.2)	$99.4
Average diluted common and common equivalent shares(1)	79.9	79.9	—	80.0	79.9	0.1
Net earnings attributable to PNMR per diluted share	$0.72	$(0.95)	$1.67	$0.53	$(0.72)	$1.25
(1) Excludes anti-dilutive shares for the three and six months ending June 30, 2019.

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
	(In millions)
PNM	$132.4	$97.4
TNMP	0.9	3.9
Corporate and Other	—	(1.9)
Net change	$133.4	$99.4

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

The following table summarizes the operating results for PNM:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In millions)
Electric operating revenues	$260.8	$238.2	$22.6	$508.9	$507.5	$1.4
Cost of energy	67.9	58.9	9.0	142.4	158.2	(15.8)
Utility margin	192.9	179.4	13.5	366.5	349.3	17.2
Operating expenses	101.6	255.5	(153.9)	200.1	362.0	(161.9)
Depreciation and amortization	41.8	39.8	2.0	83.2	79.0	4.2
Operating income	49.6	(116.0)	165.6	83.2	(91.7)	174.9
Other income (deductions)	24.1	7.7	16.4	(6.4)	25.7	(32.2)
Interest charges	(19.2)	(18.5)	(0.7)	(36.8)	(36.9)	0.1
Segment earnings (loss) before income taxes	54.5	(126.8)	181.3	40.0	(102.8)	142.8
Income (taxes) benefit	(4.9)	43.5	(48.4)	(2.5)	41.5	(44.0)
Valencia non-controlling interest	(3.9)	(3.5)	(0.4)	(7.7)	(6.3)	(1.4)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings	$45.5	$(86.9)	$132.4	$29.5	$(67.9)	$97.4

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change
	(Gigawatt hours, except customers)
Residential	809.0	660.6	22.5%	1,577.3	1,456.2	8.3%
Commercial	813.5	933.7	(12.9)	1,652.2	1,761.9	(6.2)
Industrial	337.3	266.2	26.7	671.6	516.3	30.1
Public authority	59.7	54.2	10.1	108.2	103.8	4.2
Economy energy service (1)	94.7	163.9	(42.2)	261.2	320.8	(18.6)
Other sales for resale	654.9	484.4	35.2	1,260.1	1,359.1	(7.3)
	2,769.1	2,563.0	8.0%	5,530.6	5,518.1	0.2%
Average retail customers (thousands)	534.4	529.6	0.9%	533.7	529.3	0.8%

(1) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

Operating Results – Three Months Ended June 30, 2020 compared to 2019

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2020
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized KWh sales decreased 1.7%, due to decreased sales to commercial customers partially offset by increased sales to residential customers	$(2.0)
Weather – Warmer weather in 2020; cooling degree days were 76.6% higher in 2020	8.4
Transmission – Higher revenues under formula transmission rates	2.0
Rate riders – Includes renewable energy, fuel clause, and energy efficiency riders	5.6
Other	(0.5)
Net Change	$13.5

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2020
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs at SJGS, PVNGS, and gas-fired plants, partially offset by higher costs at Four Corners	$(8.3)
Regulatory disallowance resulting from the NM Supreme Court's May 2019 decision in PNM's appeal of the NM 2015 Rate Case (Note 12)	(149.3)
Higher property taxes due to increases in utility plant in service	0.6
Higher employee related and outside service expenses	1.1
Reclassification of upfront and quarterly commitment fees, offset in interest charges	0.6
Other	1.4
Net Change	$(153.9)

Depreciation and amortization:

Increased utility plant in service, including solar facilities under the renewable rider	$1.5
Other	0.5
Net Change	$2.0

Other income (deductions):

Higher gains on investment securities in the NDT and coal mine reclamation trusts	$17.0
Lower equity AFUDC	(0.3)
Lower interest income and trust expenses related to investment securities in the NDT and coal mine reclamation trusts	(0.3)
Net Change	$16.4

Three Months Ended June 30, 2020
Change
Interest charges:	(In millions)

Lower interest on term loans	$0.7
Interest on deposit by PNMR Development for transmission interconnections in 2019, which is offset in Corporate and Other	1.0
Issuance of $200.0 million of SUNs in April 2020	(1.1)
Lower debt AFUDC resulting from FERC audit (Note 12)	(1.9)
Reclassification of upfront and quarterly commitment fees, offset in operating expenses	0.6
Net Change	$(0.7)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(45.9)
Changes in the anticipated effective tax rate, including amortization of excess deferred income taxes (Note 14)	5.1
Reversal of excess deferred income taxes resulting from regulatory disallowances in the NM 2015 Rate Case (Note 12)	(7.5)
Other	(0.1)
Net Change	$(48.4)

Operating Results – Six Months Ended June 30, 2020 compared to 2019

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2020
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized KWh sales decreased 0.3% due to decreased sales to commercial customers partially offset by increased sales to residential customers	$(1.4)
Weather – Warmer weather in 2020; cooling degree days were 76.3% higher in 2020	6.2
Leap Year – Increase in revenue due an additional day in 2020	1.8
Transmission – Increase primarily due to higher revenues under formula transmission rates and the addition of new customers	2.8
Rate riders – Includes renewable energy, fuel clause and energy efficiency riders	9.2
Other	(1.4)
Net Change	$17.2

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2020
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs at SJGS, PVNGS, and gas-fired plants, partially offset by higher costs at Four Corners	$(9.4)
Regulatory disallowance resulting from the NM Supreme Court’s May 2019 decision in PNM’s appeal of the NM 2015 Rate Case (Note 12)	(150.6)
Higher property taxes due to increases in utility plant in service	0.8
Lower employee related and outside service expenses	(3.4)
Reclassification of upfront and quarterly commitment fees, offset in interest charges	0.6
Other	0.1
Net Change	$(161.9)

Depreciation and amortization:

Increased utility plant in service, including solar facilities under the renewable rider	$3.5
Other	0.7
Net Change	$4.2

Other income (deductions):

Lower gains on investment securities in the NDT and coal mine reclamation trusts	$(29.8)
Lower equity AFUDC	(1.1)
Lower interest income and trust expenses related to investment securities in the NDT and coal mine reclamation trusts	(0.4)
Other	(0.9)
Net Change	$(32.2)

Interest charges:

Lower interest on term loans	$0.9
Interest on deposit by PNMR Development for potential transmission interconnections in 2019, which is offset in Corporate and Other	1.9
Issuance of $200.0 million of SUNs in April 2020	(1.1)
Lower debt AFUDC resulting from FERC audit (Note 12)	(1.9)
Reclassification of upfront and quarterly commitment fees, offset in operating expenses	0.6
Other	(0.3)
Net Change	$0.1

Income (taxes) benefits:

Higher segment earnings before income taxes	$(35.9)
Changes in the anticipated effective tax rate, including amortization of excess deferred income taxes (Note 14)	(0.6)
Reversal of excess deferred income taxes resulting from regulatory disallowances in the NM 2015 Rate Case (Note 12)	(7.5)
Net Change	$(44.0)

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

The following table summarizes the operating results for TNMP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In millions)
Electric operating revenues	$96.9	$92.0	$4.9	$182.4	$172.3	$10.1
Cost of energy	26.0	24.9	1.1	50.2	47.2	3.0
Utility margin	70.9	67.1	3.8	132.2	125.1	7.1
Operating expenses	25.3	24.0	1.3	50.5	49.3	1.2
Depreciation and amortization	22.4	20.5	1.9	44.2	40.7	3.5
Operating income	23.2	22.6	0.6	37.5	35.2	2.3
Other income (deductions)	2.0	0.7	1.3	2.5	1.3	1.2
Interest charges	(7.4)	(6.6)	(0.8)	(14.5)	(15.4)	0.9
Segment earnings before income taxes	17.8	16.7	1.1	25.5	21.1	4.4
Income (taxes)	(1.6)	(1.5)	(0.1)	(2.2)	(1.8)	(0.4)
Segment earnings	$16.2	$15.3	$0.9	$23.3	$19.4	$3.9

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change
Volumetric load (1) (GWh)	789.1	744.0	6.1%	1,395.7	1,370.5	1.8%
Demand-based load (2) (MW)	4,902.1	4,587.5	6.9%	9,786.0	9,309.5	5.1%
Average retail consumers (thousands) (3)	258.3	255.0	1.3%	257.7	254.4	1.3%

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

Operating Results – Three Months Ended June 30, 2020 compared to 2019

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2020
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in September 2019, and March 2020	$2.6
Volumetric-based customer usage/load – Weather normalized KWh sales increased 2.9%, the average number of retail consumers increased 1.3%	0.5
Demand-based customer usage/load – Lower demand-based revenues for large commercial and industrial customers; weather normalized billed demand excluding retail transmission customers decreased 2.8%	(0.7)
Weather – Warmer weather in 2020; cooling degree days were 6.7% higher in 2020	0.9
Rate Riders – Impacts of rate riders, including the CTC surcharge, energy efficiency rider, rate case expense rider, and transmission cost recovery factor	0.5
Net Change	$3.8

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2020
Change
Operating expenses:	(In millions)

Higher employee related expenses	$1.2
Higher capitalization of administrative and general and other expenses due to higher construction expenditures	(0.4)
Higher property taxes due to increased utility plant in service	0.3
Other	0.2
Net Change	$1.3

Depreciation and amortization:

Increased utility plant in service	$1.6
Other	0.3
Net Change	$1.9

Other income (deductions):

Higher equity AFUDC	$0.5
Higher CIAC	0.7
Other	0.1
Net Change	$1.3

Interest charges:

Repayment of $35.0 million term loan in December 2019	$0.3
Issuance of $80.0 million first mortgage bonds in July 2019	(0.7)
Issuance of $110.0 million first mortgage bonds in April 2020	(0.6)
Other	0.2
Net Change	$(0.8)

Three Months Ended June 30, 2020
Change
Income (taxes) benefits:	(In millions)

Higher segment earnings before income taxes	$(0.2)
Other	0.1
Net Change	$(0.1)

Operating Results – Six Months Ended June 30, 2020 compared to 2019

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2020
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2019, September 2019, and March 2020	6.6
Volumetric-based customer usage/load – Weather normalized KWh sales increased 1.5% in addition to the leap-year impact; the average number of retail consumers increased 1.3%	0.5
Demand-based customer usage/load - Demand-based revenues for large commercial and industrial customers excluding retail transmission customers is flat	—
Weather – Milder weather in the first quarter was offset by warmer weather in the second quarter	(0.1)
Rate Riders – Impacts of rate riders, including the CTC surcharge, energy efficiency rider, rate case expense rider, and transmission cost recovery factor	0.3
Other	(0.2)
Net Change	$7.1

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2020
Change
Operating expenses:	(In millions)

Higher employee related expenses	$0.3
Higher capitalization of administrative and general and other expenses due to higher construction expenditures	(0.2)
Higher property taxes due to increased utility plant in service	0.7
Other	0.4
Net Change	$1.2

Depreciation and amortization:

Increased utility plant in service	$3.3
Other	0.2
Net Change	$3.5

Six Months Ended June 30, 2020
Change
Other income (deductions):	(In millions)

Higher equity AFUDC	$0.4
Higher CIAC	0.7
Other	0.1
Net Change	$1.2

Interest charges:

Repayment of $172.3 million 9.50% first mortgage bonds in April 2019	$4.3
Issuance of $225.0 million first mortgage bonds in March 2019	(2.2)
Issuance of $80.0 million first mortgage bonds in July 2019	(1.5)
Repayment of $35.0 million term loan in December 2019	0.6
Issuance of $110.0 million first mortgage bonds in April 2020	(0.6)
Other	0.3
Net Change	$0.9

Income (taxes) benefits:

Higher segment earnings before income taxes	$(0.9)
Amortization of excess deferred federal income taxes (Note 14)	0.5
Net Change	$(0.4)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(4.3)	(5.5)	1.2	(9.8)	(11.3)	1.5
Depreciation and amortization	5.9	5.8	0.1	11.6	11.7	(0.1)
Operating income (loss)	(1.6)	(0.2)	(1.4)	(1.8)	(0.4)	(1.4)
Other income (deductions)	(0.3)	(0.1)	(0.2)	(0.9)	(1.0)	0.1
Interest charges	(4.5)	(4.7)	0.2	(10.2)	(9.2)	(1.0)
Segment earnings (loss) before income taxes	(6.4)	(5.1)	(1.3)	(12.9)	(10.5)	(2.4)
Income (taxes) benefit	2.2	0.8	1.4	2.4	1.9	0.5
Segment earnings (loss)	$(4.2)	$(4.2)	$—	$(10.5)	$(8.6)	$(1.9)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The changes in operating expense for the three months and six months ended June 30, 2020 include an increase for the reclassification of $0.4 million in upfront and quarterly commitment fees, previously recorded as interest charges, and an increase of $1.0 million in legal and consulting costs that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense and other income (deductions) are offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended June 30, 2020 compared to 2019
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2020
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.4
Increase in donations and other contributions	(0.5)
Other	(0.1)
Net Change	$(0.2)

Interest charges:

Lower interest on term loans	$1.4
Higher short-term borrowings	(0.7)
Reclassification of upfront and quarterly commitment fees, offset in operating expense	0.4
Elimination of intercompany interest	(1.0)
Other	0.1
Net Change	$0.2

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$1.1
Higher segment loss before income taxes	0.3
Net Change	$1.4

Operating Results – Six Months Ended June 30, 2020 compared to 2019
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2020
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.4
Increase in donations and other contributions	(0.6)
Other	0.3
Net Change	$0.1

Interest charges:

Lower interest on term loans	$1.9
Higher short-term borrowings	(1.4)
Reclassification of upfront and quarterly commitment fees, offset in operating expenses	0.4
Elimination of intercompany interest	(1.9)
Net Change	$(1.0)

Six Months Ended June 30, 2020
Change
Income (taxes) benefits:	(In millions)

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$—
Higher segment loss before income taxes	0.6
Other	(0.1)
Net Change	$0.5

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2020 compared to June 30, 2019 are summarized as follows:

	Six Months Ended June 30,
	2020	2019	Change
	(In millions)
Net cash flows from:
Operating activities	$165.8	$171.9	$(6.1)
Investing activities	(367.2)	(312.1)	(55.1)
Financing activities	200.4	142.4	58.0
Net change in cash and cash equivalents	$(1.0)	$2.1	$(3.1)
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

Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Six Months Ended June 30,
	2020	2019	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(33.5)	$(36.3)	$2.8
Renewables	—	(31.7)	31.7
Transmission and distribution	(136.2)	(78.2)	(58.0)
Nuclear fuel	(13.6)	(11.7)	(1.9)
	(183.3)	(157.9)	(25.4)
TNMP:
Transmission	(81.3)	(47.1)	(34.2)
Distribution	(66.7)	(77.3)	10.6
	(148.0)	(124.4)	(23.6)
Corporate and Other:
Computer hardware and software	(12.5)	(10.8)	(1.7)
Total cash (outflows) for additions to utility plant	$(343.8)	$(293.1)	$(50.7)

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$354.6	$234.0	$120.6
Purchases of investment securities	(359.8)	(239.6)	(120.2)
Investments in NMRD	(18.2)	(13.3)	(4.9)
Other, net	—	(0.1)	0.1
Total cash (outflows) from investing activities	$(367.2)	$(312.1)	$(55.1)

Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:
•Short-term borrowings increased $67.4 million in 2020 compared to an increase of $106.5 million in 2019, resulting in a net decrease in cash flows from financing activities of $39.1 million
•In 2020, PNM borrowed $250.0 million under the PNM 2020 Term Loan and used the proceeds to prepay the PNM 2019 $250.0 million Term Loan
•In 2020, PNM issued $200.0 million of PNM 2020 SUNs and used $100.0 million of proceeds to repay $100.0 million of the PNM 2020 Term Loan. The remaining $100.0 million of the PNM 2020 SUNs was used to repay borrowings on the PNM Revolving Credit Facility and for other corporate purposes
•In 2020, TNMP issued $110.0 million of TNMP 2020 Bonds and used the proceeds to reduce short-term debt and for other corporate purposes.
•In 2020, PNM purchased and held three series of PCRBs totaling $100.3 million that were subject to mandatory tender on June 1, 2020. PNM purchased these bonds utilizing borrowings under the PNM Revolving Credit Facility and held the bonds until July 1, 2020, on which date they were remarketed in weekly mode, whereby interest rates will reset weekly
•In 2019, PNM borrowed $250.0 million under the PNM 2019 Term Loan and used the proceeds to repay the $200.0 million PNM 2017 Term Loan
•In 2019, TNMP issued $225.0 million of TNMP 2019 Bonds and use the proceeds to repay the $172.3 million 9.50% First Mortgage Bonds

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

On October 21, 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which WSJ LLC is required to post in connection with permits relating to the operation of the San Juan mine. See Note 11. In May 2020, JPMorgan Chase Bank N.A. gave notice that it would not extend the letters of credit, which expire on October 21, 2020. The Company is currently pursuing a replacement agreement.

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

On April 24, 2020, TNMP entered into the TNMP 2020 Bond Purchase Agreement with institutional investors for the sale of $185.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the "TNMP 2020 Bonds") offered in private placement transactions. TNMP issued $110.0 million of TNMP 2020 Bonds on April 24, 2020 and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. TNMP issued the remaining $75.0 million of TNMP 2020 Bonds on July 15, 2020 and used the proceeds from that issuance to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. The TNMP 2020 Bonds are subject to continuing compliance with the representations, warranties and covenants of the TNMP 2020 Bond Purchase Agreement. The terms of the TNMP 2020 Bond Purchase Agreement include customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP will have the right to redeem any or all of the TNMP 2020 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

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

At December 31, 2019, PNM had $40.0 million of outstanding PCRBs, which have a final maturity of June 1, 2040 and two series of outstanding PCRBs of $39.3 million and $21.0 million, which have a final maturity of June 1, 2043. These PCRBs, aggregating $100.3 million, were subject to mandatory tender on June 1, 2020. On June 1, 2020, PNM purchased these PCRBs utilizing borrowings under the PNM Revolving Credit Facility and converted the PCRBs to the weekly mode. PNM held these PCRBs (without legally canceling them) until July 1, 2020, when they were remarketed in the weekly mode and PNM used the remarketing proceeds to repay the revolver borrowings. PNM Floating Rate PCRBs in the weekly mode bear interest at rates that are reset weekly, giving investors the option to return the bonds for remarketing to new investors upon 7 days' notice. A corresponding portion of the borrowing capacity under the PNM Revolving Credit Facility will be reserved to support the investors' option to return the PNM Floating Rate PCRBs upon 7 days' notice.

At June 30, 2020 and December 31, 2019, PNM had PCRBs outstanding of $36.0 million at 6.25% issued by the Maricopa County, Arizona Pollution Control Corporation as well as $255.0 at 5.90% and $11.5 million at 6.25% issued by the City of Farmington, New Mexico. On June 22, 2020, PNM provided notice to the bondholders that it was calling the PCRBs aggregating $302.5 million. On July 22, 2020, PNM purchased the PCRBs in lieu of redemption and remarketed them to new investors (the "PNM 2020 Fixed Rate PCRBs"). For information concerning the funding dates, mandatory tender dates, and interest rates on the PNM 2020 Fixed Rate PCRBs see Note 9.

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

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock, and capital contributions for PNMR Development’s 50% ownership interest in NMRD. Key activities in PNMR’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through June 30, 2020, are:

	2020	2021-2024	Total
	(In millions)
Construction expenditures	$778.9	$3,139.2	$3,918.1
Capital contributions to NMRD	27.0	—	27.0
Dividends on PNMR common stock	98.0	422.3	520.3
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$904.4	$3,563.6	$4,468.0

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include $116.8 million in 2020-2021 for anticipated expansions of PNM’s transmission system and a net investment of approximately $285 million resulting from PNM’s agreement to purchase the Western Spirit Line, subject to certain conditions being met prior to closing. Also included in the table above are approximately $450 million in expenditures for PNM’s Wired for the Future capital program that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Not included in the table above are potential incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to PNMR. Note 6 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the six months ended June 30, 2020, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. The $90.0 million PNMR Development Term Loan matures in November 2020, the $50.0 million PNMR 2018 Two-Year Term Loan matures in December 2020, the $300.0 million PNMR 2018 SUNs mature in March 2021, the $150.0 million PNMR 2019 Term Loan matures June 2021, the PNM 2019 $40.0 million Term Loan matures in June 2021, and the PNM 2020 Term Loan matures in June 2021. Note 7 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. The Company anticipates that funds to repay long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under the revolving credit facilities, issuance of new long-term debt or equity in the public or private capital markets, or a combination of these sources. The

Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. PNM had $36.0 million of PCRBs that became callable at 101% of par on January 1, 2020 and an additional $266.5 million of PCRBs that became callable at par on June 1, 2020. On July 22, 2020, PNM purchased the bonds in lieu of redemption and remarketed them to new investors.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$15.0	$147.9	$15.0	$147.9
PNM 2017 New Mexico Credit Facility	20.0	40.0	10.0	40.0
TNMP Revolving Credit Facility	—	74.9	—	74.9
PNMR Revolving Credit Facility	130.0	168.1	110.5	188.6

At June 30, 2020, the weighted average interest rates were 1.68% for the PNMR Revolving Credit Facility, 1.43% for the PNM Revolving Credit Facility, 1.44% for the PNM 2017 New Mexico Credit Facility, and 0.91% for the TNMP Revolving Credit Facility. There were no borrowings outstanding under the PNMR Development Revolving Credit Facility at June 30, 2020.

The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 9. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2020-2024 period. This could include new debt and/or equity issuances, including instruments such as mandatory convertible securities beginning in 2021. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. However, if difficult market conditions persist or worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire or the cost of these facilities and debt issuances may increase. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.

As of July 24, 2020, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Issuer rating	BBB	BBB	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB-	BBB	*
Short-term issuer rating	*	A-2	*
Preferred stock	*	BB+	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	Baa3	Baa2	*
Short-term issuer rating	*	P-2	*
* Not applicable

Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. On June 25, 2020, Moody's assigned PNM a short-term issuer rating of P-2. On June 22, 2020, S&P assigned PNM a short-term issuer rating of A-2. On June 29, 2018, Moody’s changed the ratings outlook for PNMR and PNM from positive to stable, maintained the stable outlook for TNMP, and affirmed the long-term credit ratings of each entity. In August 2019, Moody’s affirmed the credit rating and stable outlook for PNMR, PNM and TNMP. On April 6, 2020, S&P reduced the issuer credit ratings for PNMR, PNM, and TNMP by one notch, reduced the senior unsecured debt ratings for PNMR and PNM by one notch, affirmed TNMP's senior secured debt rating, and issued a stable outlook for each entity. In addition, S&P reduced PNM's preferred stock rating to BB+. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of July 24, 2020 is as follows:

	PNM	TNMP	PNMR Separate	PNMR Development	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$400.0	$75.0	$300.0	$40.0	$815.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$40.0	$855.0

Amounts outstanding as of July 24, 2020:
Revolving credit facility	$53.9	$—	$141.8	$3.0	$198.7
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Letters of credit	2.2	0.1	4.7	—	7.0
Total short-term debt and letters of credit	96.1	0.1	146.5	3.0	245.7

Remaining availability as of July 24, 2020(1)	$343.9	$74.9	$153.5	$37.0	$609.3
Invested cash as of July 24, 2020	$—	$63.5	$0.9	$—	$64.4
(1) Availability for the PNM Revolving Credit Facility does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs.

In addition to the above, PNMR has $30.3 million of letters of credit issued under the JPM LOC Facility. See Note 9. The above table excludes intercompany debt. As of July 24, 2020, neither PNM, TNMP, nor PNMR Development had any intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires in March 2021. PNM has a shelf registration statement for up to $650.0 million of senior unsecured notes that expires in May 2023.

Off-Balance Sheet Arrangements

PNMR has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Commitments and Contractual Obligations

PNMR, PNM, and TNMP have contractual obligations for long-term debt, leases, construction expenditures, purchase obligations, and certain other long-term obligations. See MD&A – Commitments and Contractual Obligations in the 2019 Annual Reports on Form 10-K. See Note 13 for further details regarding the PVNGS leases.

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

	June 30, 2020	December 31, 2019
PNMR
PNMR common equity	34.5%	35.8%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	65.3	64.0
Total capitalization	100.0%	100.0%
PNM
PNM common equity	43.8%	45.2%
Preferred stock	0.3	0.4
Long-term debt	55.9	54.4
Total capitalization	100.0%	100.0%
TNMP
Common equity	49.3%	52.9%
Long-term debt	50.7	47.1
Total capitalization	100.0%	100.0%

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
As of June 30, 2020, PNM owns or procures power under PPAs from 608 MW of capacity from renewable generation resources, which include solar-PV, wind, and geothermal facilities including 50 MW of solar-PV capacity to serve retail customers and 50 MW of new solar-PV capacity to serve a data center located in PNM's service territory. Beginning July 1, 2020, an additional 50 MW of solar-PV capacity, to serve the data center, has begun commercial operations. In addition, the NMPRC has granted PNM authority to procure an aggregate of 266 MW of additional renewable energy and RECs from solar-PV and wind facilities to serve a data center and other large customers located in PNM’s service territory. PNM’s 2020 renewable energy procurement plan, which was approved by the NMPRC in January 2020, also includes a PPA for an additional 140 MW of wind energy to serve retail customers beginning in 2021. Finally, the entire portfolio of replacement resources approved by the NMPRC on July 29, 2020, in PNM’s SJGS Abandonment Application, includes replacement of SJGS capacity with procurement of 650 MW of solar PPAs combined with 300 MW of battery storage agreements. These resources will result in PNM owning, leasing, or procuring through PPAs capacity from renewable resources and battery storage facilities totaling 2,014 MW and capacity from emissions-free resources totaling 2,416 MW.
PNM also has a customer distributed solar generation program that represented 138.6 MW at June 30, 2020. PNM’s distributed solar programs will reduce PNM’s annual production from fossil-fueled electricity generation by about 277.2 GWh. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 4,504 GWh of electricity through 2019. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 8,756 GWh of electricity, which will avoid at least 4.7 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables. Moreover, the effects of COVID-19 are still undetermined and will likely impact the energy efficiency savings for 2020. However, PNM is unable to quantify these impacts at this time.
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

Federal Legislation

Prospects for enactment in Congress of legislation imposing a new or enhanced regulatory program to address climate change are highly unlikely in 2020.  Although the democratic leadership in the U.S. House of Representatives have begun to consider proposals for legislation aimed at addressing climate change, such legislation is unlikely to pass the republican controlled U.S. Senate or be signed by the President.
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
Senate Bill 489, known as the Energy Transition Act (“ETA”) was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “financing costs” (as defined by the ETA). These costs may include coal mine decommissioning, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under an NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. The NMPRC had not definitively indicated its intent to apply the requirements of the ETA to PNM’s SJGS Abandonment Application and several parties to that case questioned whether the ETA violated the New Mexico State constitution. In December 2019, the Governor of the State of New Mexico, the President of the Navajo Nation and other parties filed a writ of mandamus requesting the NM Supreme Court require the NMPRC to apply the ETA to PNM’s application. On January 29, 2020, the NM Supreme Court ruled that the NMPRC is required to apply the ETA to all of PNM’s SJGS Abandonment Application and denied petitions for a stay. The NM Supreme Court issued a subsequent opinion, on July 23, 2020, more fully explaining the legal rationale for the January 29, 2020 ruling. In February 2020, the Hearing Examiners assigned to the SJGS abandonment and financing proceedings issued recommended decisions recommending approval of PNM’s abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA. On April 1, 2020, the NMPRC approved the Hearing Examiners' recommendation to approve PNM's application to retire its share of SJGS in 2022 and for the issuances of Securitized Bonds. See additional discussion of PNM’s SJGS Abandonment Application in Note 12. PNM cannot predict the full impact of the ETA or the outcome of potential future generating resource abandonment filings with the NMPRC.
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

As of June 30, 2020, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2019 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impacts of the NMPRC orders in PNM’s NM 2015 Rate Case, the NM Supreme Court’s decisions in the appeal of that order, the NM 2016 Rate Case and related deferral of the issue of the prudence of PNM’s decision to continue participation in Four Corners to PNM’s next general rate case and recovery of PNM’s investments and other costs associated with that plant, and any actions resulting from the pending appeal of the NMPRC's approval of PNM' request to issue Securitized Bonds and the NMPRC's approval of replacement resources in PNM’s SJGS Abandonment Application (collectively, the “Regulatory Proceedings”) and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the Regulatory Proceedings, or resulting from potential mid-term or long-term impacts related to COVID-19, and supporting forecasts utilized in FTY rate proceedings
•Uncertainty relating to our recent decision to return the currently leased generating capacity in PVNGS Units 1 and 2 at the expiration of their lease terms in 2023 and 2024, including future regulatory requests relating to the ratemaking treatment and replacement resources for the leased assets and the NRC’s actions related to transfer of ownership
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the 2022 scheduled expiration of the operational and fuel supply agreements for SJGS, the results of PNM’s 2017 IRP filing, which indicates that PNM’s customers would benefit from PNM’s exit from Four Corners in 2031, including regulatory recovery of undepreciated investments and other costs in the event the NMPRC orders generating facilities be retired, and the impacts of the ETA
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the ultimate outcomes of the Regulatory Proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, the impacts of COVID-19 on customer usage, and other changes in supply and demand
•The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of the Regulatory Proceedings or from the economic impacts of COVID-19

•The risks associated with completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, and the ability of counterparties to meet their obligations under certain arrangements, and supply chain or other outside support services that may be disrupted by the impacts of COVID-19
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply issues, unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the impacts of COVID-19, as well the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the Tax Act, and other matters
•Risks related to climate change, including potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the impacts of the recently enacted ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets
•Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM’s coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from international developments and the impacts of COVID-19, as well as PNM's ability to recover future decommissioning and reclamation costs from customers
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate the coal supply at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

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
Our corporate internet addresses are:
•PNMR: www.pnmresources.com
•PNM: www.pnm.com
•TNMP: www.tnmp.com

PNMR’s corporate website (www.pnmresources.com) includes a dedicated section providing key environmental and other sustainability information related to PNM’s and TNMP’s operations demonstrating the Company’s commitment to ESG principles. This information highlights plans for PNM to be coal-free by 2031 (subject to regulatory approval) and to have an emissions-free generating portfolio by 2040.

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative under GAAP, are recorded at fair value on the Condensed Consolidated Balance Sheets. The impact of commodity derivative mark-to-market energy transactions were not material to the Company's financial position, results of operations, or cash flows as of and for the six months ended June 30, 2020 and 2019.
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

Schedule of Credit Risk Exposure
June 30, 2020
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$1,244	1	$1,037
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	946	1	681
Non-investment grade	—	—	—
Total	$2,190		$1,718
(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At June 30, 2020, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of June 30, 2020 was $1.0 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.5%, or $83.6 million if interest rates were to decline by 50 basis points from their levels at June 30, 2020. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 9, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on $150.0 million of variable rate debt. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

At July 24, 2020, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	1.68%	$141,800	$300,000
PNM Revolving Credit Facility	1.43	53,900	400,000
PNM 2017 New Mexico Credit Facility	1.43	40,000	40,000
TNMP Revolving Credit Facility	—	—	75,000
PNMR-D Revolving Credit Facility	1.18	3,000	40,000
		$238,700	$855,000
Long-term Debt:
PNMR 2018 Two-Year Term Loan	0.96%	$50,000
PNMR 2019 Term Loan	1.13	150,000
PNM 2019 $40.0 Million Term Loan	0.83	40,000
PNM 2020 Term Loan	2.70	150,000
PNMR Development Term Loan	0.98	90,000
		$480,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $389.5 million at June 30, 2020, of which 65.1% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2020, the decrease in the fair value of the fixed-rate securities would be 2.5%, or $6.3 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at June 30, 2020. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 32.0% of the securities held by the trusts as of June 30, 2020. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $12.4 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•Navajo Nation Environmental Issues
•Cooling Water Intake Structures
•Santa Fe Generating Station
•Continuous Highwall Mining Royalty Rate
•PVNGS Water Supply Litigation
•San Juan River Adjudication
•Rights-of-Way Matter
•Navajo Nations Allottee Matters
Note 12

•PNM - New Mexico General Rate Cases
•PNM - Renewable Energy Rider
•PNM – Energy Efficiency and Load Management
•PNM – SJGS Abandonment Application
•PNM – COVID-19 Regulatory Matters
•PNM – Integrated Resource Plans
•PNM – 2020 Decoupling Petition
•TNMP – Periodic Distribution Rate Adjustment

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. In addition to the risk factors disclosed in Part I, Item 1A, of our 2019 Annual Report on Form 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, the following is an additional risk factor that has evolved and become material to our business.

The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect the Company's business, results of operations, financial condition, cash flows, and the trading value of PNMR's common stock and the Company's debt securities.

The scale and scope of the recent COVID-19 outbreak, the resulting global pandemic, and the impact on the economy and financial markets could adversely affect the Company’s business, results of operations, financial condition, cash flows, and access to the capital markets. The Company provides critical electricity and electric service and has implemented business continuity and emergency response plans to continue to provide these services to its customers and to support the Company’s operations. The Company is also working to ensure the health and safety of its employees is not compromised. These measures include precautions with regard to employee and facility hygiene, travel limitations, directing our employees to work remotely whenever possible, and protocols for required work within customer premises to protect our employees, customers and the public. We are also working with our suppliers to understand the potential impacts to our supply chain and have taken steps to ensure the integrity of our information systems.

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
•causing other risks to impact us, such as the risks described in the “Risk Factors” section of the Company’s Annual Reports on Form 10-K filed on March 2, 2020; and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and
•causing other unpredictable events

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

None

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
Twelfth Supplemental Indenture, dated as of April 24, 2020 between Texas-New Mexico Power Company and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to TNMP’s Current Report on Form 8-K filed April 24, 2020)

10.1	PNM	Note Purchase Agreement dated April 17, 2020 between PNM and the purchasers named therein (PNM 2020 SUNs)

10.2	PNM
Term Loan Agreement dated April 15, 2020 among Public Service Company of New Mexico, the lenders party thereto, and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to PNM’s Current Report on Form 8-K filed April 17, 2020)

10.3	TNMP
Bond Purchase Agreement dated April 24, 2020, between Texas-New Mexico Power Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to TNMP’s Current Report on Form 8-K filed April 24, 2020)

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	July 31, 2020	/s/ Henry E. Monroy
Henry E. Monroy
Vice President and Corporate Controller
(Officer duly authorized to sign this report)