Form 10-Q
period 2020-09-30
PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO; TEXAS NEW MEXICO POWER CO
filed 2020-10-30
CIK 1108426, 81023, 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 27, 2020, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of October 27, 2020 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of October 27, 2020 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2017 IRP	PNM’s 2017 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
August 2016 RD	Recommended Decision in PNM’s NM 2015 Rate Case issued by the Hearing Examiner on August 4, 2016
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
Board	Board of Directors of PNMR
BSER	Best System of Emissions Reduction Technology
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAE	Coalition for Clean Affordable Energy
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CFIUS	Committee on Foreign Investment in the United States
CFRE	Citizens for Fair Rates and the Environment
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
ESG	Environmental, Social and Governance principles
ETA	The New Mexico Energy Transition Act
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
HSR	Hart-Scott Rodino Antitrust Improvement Act of 1976
IRC	Internal Revenue Code

IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger Backstop Revolving Facility	$300.0 million 364-day revolving credit facility
Merger Backstop Term Loan	$50.0 million 364-day delayed-draw term loan credit facility
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined below)
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatts
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NEPA	National Environmental Policy Act
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR, now known as New Mexico PPA Corporation
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds

PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2017 Term Loan	PNM’s $200.0 Million Unsecured Term Loan
PNM 2019 $40.0 Million Term Loan	PNM's $40.0 Million Unsecured Term Loan
PNM 2019 $250.0 Million Term Loan	PNM’s $250.0 Million Unsecured Term Loan, which was repaid on April 15, 2020
PNM 2020 Fixed Rate PCRBs	PNM's $302.5 million PCRBs remarketed on July 22, 2020
PNM 2020 Note Purchase Agreement	PNM's Agreement for the sale of PNM 2020 SUNs
PNM 2020 SUNs	PNM's $200.0 million Senior Unsecured Notes issued on April 30, 2020
PNM 2020 Term Loan	PNM’s $250.0 million Unsecured Term Loan issued on April 15, 2020, of which $100.0 million was repaid on April 30, 2020
PNM Floating Rate PCRBs	PNM's $100.3 million PCRBs remarketed on July 1, 2020
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2018 SUNS	PNMR’s $300.0 Million Senior Unsecured Notes issued on March 9, 2018
PNMR 2018 Two-Year Term Loan	PNMR’s $50.0 Million Two-Year Unsecured Term Loan
PNMR 2019 Term Loan	PNMR's $150.0 Million Two-Year Unsecured Term Loan
PNMR 2020 Forward Equity Sale Agreements	PNMR's Block Equity Sale of 6.2 million Shares of PNMR Common Stock with Forward Equity Sales Agreements
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $40.0 Million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $90.0 Million Unsecured Term Loan
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act, as amended by the ETA
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application
PNM’s July 1, 2019 NMPRC consolidated application for approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA

SJGS CSA	San Juan Generating Station Coal Supply Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application Filed May 30, 2018
TNMP 2019 Bonds	TNMP’s First Mortgage Bonds issued under the TNMP 2019 Bond Purchase Agreement
TNMP 2020 Bond Purchase Agreement	An agreement under which TNMP agreed to issue an aggregate of $185.0 Million of First Mortgage Bonds in 2020
TNMP 2020 Bonds	TNMP's First Mortgage Bonds issued under the TNMP 2020 Bond Purchase Agreement
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
U.S	The United States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
Western Spirit Line	A 165-mile 345-kV transmission line that PNM has agreed to purchase, subject to certain conditions being met prior to closing
Westmoreland	Westmoreland Coal Company
WFB LOC	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ	Westmoreland San Juan, LLC, formerly an indirect wholly-owned subsidiary of Westmoreland, and former owner of SJCC
WSJ LLC	Westmoreland San Juan Mining, LLC, a subsidiary of Westmoreland Mining Holdings, LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$455,120	$418,673	$1,121,177	$1,049,287
Alternative revenue programs	(12,376)	(6,779)	(7,484)	(300)
Other electric operating revenue	29,721	21,692	50,043	64,471
Total electric operating revenues	472,465	433,586	1,163,736	1,113,458
Operating Expenses:
Cost of energy	133,991	108,736	326,564	314,145
Administrative and general	51,611	47,613	148,096	142,782
Energy production costs	31,148	30,877	98,111	108,853
Regulatory disallowances and restructuring costs	—	—	—	150,599
Depreciation and amortization	68,400	68,350	207,395	199,771
Transmission and distribution costs	18,742	16,461	54,062	52,333
Taxes other than income taxes	20,768	21,009	62,815	61,327
Total operating expenses	324,660	293,046	897,043	1,029,810
Operating income	147,805	140,540	266,693	83,648
Other Income and Deductions:
Interest income	3,180	3,440	9,674	10,489
Gains on investment securities	14,401	1,686	3,172	20,299
Other income	7,022	4,256	13,728	11,050
Other (deductions)	(7,361)	(3,612)	(14,141)	(9,980)
Net other income and deductions	17,242	5,770	12,433	31,858
Interest Charges	27,263	30,359	88,785	91,785
Earnings before Income Taxes	137,784	115,951	190,341	23,721
Income Taxes (Benefits)	12,331	9,188	14,726	(32,420)
Net Earnings	125,453	106,763	175,615	56,141
(Earnings) Attributable to Valencia Non-controlling Interest	(3,553)	(3,860)	(11,222)	(10,188)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to PNMR	$121,768	$102,771	$163,997	$45,557
Net Earnings Attributable to PNMR per Common Share:
Basic	$1.52	$1.29	$2.05	$0.57
Diluted	$1.52	$1.28	$2.05	$0.57
Dividends Declared per Common Share	$0.3075	$0.2900	$0.9225	$0.8700

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net Earnings	$125,453	$106,763	$175,615	$56,141
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) of $(1,278), $(1,821), $(3,746), and $(5,869)	3,755	5,347	11,004	17,237
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,041, $1,768, $1,818, and $3,191	(3,056)	(5,194)	(5,338)	(9,372)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(527), $(470), $(1,581), and $(1,410)	1,548	1,381	4,644	4,143
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(313), $126, $(9), $931	918	(369)	24	(2,733)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $157, $(46), $284, and $(179)	(460)	136	(833)	528
Total Other Comprehensive Income	2,705	1,301	9,501	9,803
Comprehensive Income	128,158	108,064	185,116	65,944
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,553)	(3,860)	(11,222)	(10,188)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to PNMR	$124,473	$104,072	$173,498	$55,360

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$175,615	$56,141
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	233,537	225,182
Deferred income tax expense (benefit)	13,804	(33,220)
(Gains) on investment securities	(3,172)	(20,299)
Stock based compensation expense	6,560	5,424
Regulatory disallowances and restructuring costs	—	150,599
Allowance for equity funds used during construction	(6,728)	(6,714)
Other, net	3,107	1,945
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(57,340)	(24,698)
Materials, supplies, and fuel stock	10,495	(5,908)
Other current assets	(9,885)	(1,851)
Other assets	22,608	33,284
Accounts payable	(8,116)	(5,469)
Accrued interest and taxes	(3,765)	12,182
Other current liabilities	16,755	(2,530)
Other liabilities	(25,518)	(32,812)
Net cash flows from operating activities	367,957	351,256

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(495,334)	(444,920)
Proceeds from sales of investment securities	489,218	375,382
Purchases of investment securities	(498,170)	(385,313)
Investments in NMRD	(23,250)	(29,250)
Other, net	166	(192)
Net cash flows from investing activities	(527,370)	(484,293)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	$494	$—
Revolving credit facilities borrowings (repayments), net	(1,300)	53,700
Long-term borrowings	1,037,845	555,000
Repayment of long-term debt	(752,845)	(372,302)
Proceeds from stock option exercise	24	943
Awards of common stock	(11,984)	(9,897)
Dividends paid	(73,876)	(69,695)
Valencia’s transactions with its owner	(14,995)	(10,225)
Transmission interconnection and security deposit arrangements	8,614	8,340
Refunds paid under transmission interconnection arrangements	(4,400)	(2,246)
Debt issuance costs and other, net	(1,104)	(2,609)
Net cash flows from financing activities	186,473	151,009

Change in Cash, Restricted Cash, and Equivalents	27,060	17,972
Cash, Restricted Cash, and Equivalents at Beginning of Period	3,833	2,122
Cash, Restricted Cash, and Equivalents at End of Period	$30,893	$20,094

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$84,139	$85,721
Income taxes paid (refunded), net	$969	$(2,929)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$10,318	$25,023

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$30,893	$3,833
Accounts receivable, net of allowance for credit losses of $3,905 and $1,163	135,400	85,889
Unbilled revenues	64,321	57,416
Other receivables	12,972	12,165
Materials, supplies, and fuel stock	67,435	77,929
Regulatory assets	11,913	7,373
Income taxes receivable	4,981	4,933
Other current assets	50,070	44,472
Total current assets	377,985	294,010
Other Property and Investments:
Investment securities	408,551	388,832
Equity investment in NMRD	90,519	65,159
Other investments	189	356
Non-utility property, net	22,086	12,459
Total other property and investments	521,345	466,806
Utility Plant:
Plant in service, held for future use, and to be abandoned	8,106,592	7,918,601
Less accumulated depreciation and amortization	2,811,168	2,713,503
	5,295,424	5,205,098
Construction work in progress	379,848	161,106
Nuclear fuel, net of accumulated amortization of $47,539 and $42,354	99,115	99,805
Net utility plant	5,774,387	5,466,009
Deferred Charges and Other Assets:
Regulatory assets	571,833	556,930
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	111,638	131,212
Other deferred charges	106,627	105,510
Total deferred charges and other assets	1,068,395	1,071,949
	$7,742,112	$7,298,774

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$184,294	$185,100
Current installments of long-term debt	779,597	490,268
Accounts payable	84,684	103,118
Customer deposits	9,173	10,585
Accrued interest and taxes	73,097	76,815
Regulatory liabilities	6,632	505
Operating lease liabilities	26,826	29,068
Dividends declared	24,625	24,625
Other current liabilities	62,651	47,397
Total current liabilities	1,251,579	967,481
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,509,752	2,517,449
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	674,704	626,058
Regulatory liabilities	861,714	866,243
Asset retirement obligations	181,159	181,962
Accrued pension liability and postretirement benefit cost	86,170	95,037
Operating lease liabilities	81,933	105,512
Other deferred credits	250,977	185,753
Total deferred credits and other liabilities	2,136,657	2,060,565
Total liabilities	5,897,988	5,545,495
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,145,152	1,150,552
Accumulated other comprehensive income (loss), net of income taxes	(89,876)	(99,377)
Retained earnings	718,040	627,523
Total PNMR common stockholders’ equity	1,773,316	1,678,698
Non-controlling interest in Valencia	59,279	63,052
Total equity	1,832,595	1,741,750
	$7,742,112	$7,298,774

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at June 30, 2020	$1,143,822	$(92,581)	$645,259	$1,696,500	$59,927	$1,756,427
Net earnings before subsidiary preferred stock dividends	—	—	121,900	121,900	3,553	125,453
Total other comprehensive income	—	2,705	—	2,705	—	2,705
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(48,987)	(48,987)	—	(48,987)
Stock based compensation expense	1,330	—	—	1,330	—	1,330
Valencia’s transactions with its owner	—	—	—	—	(4,201)	(4,201)
Balance at September 30, 2020	$1,145,152	$(89,876)	$718,040	$1,773,316	$59,279	$1,832,595

Balance at December 31, 2019	$1,150,552	$(99,377)	$627,523	$1,678,698	$63,052	$1,741,750
Net earnings before subsidiary preferred stock dividends	—	—	164,393	164,393	11,222	175,615
Total other comprehensive income	—	9,501	—	9,501	—	9,501
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(73,480)	(73,480)	—	(73,480)
Proceeds from stock option exercise	24	—	—	24	—	24
Awards of common stock	(11,984)	—	—	(11,984)	—	(11,984)
Stock based compensation expense	6,560	—	—	6,560	—	6,560
Valencia’s transactions with its owner	—	—	—	—	(14,995)	(14,995)
Balance at September 30, 2020	$1,145,152	$(89,876)	$718,040	$1,773,316	$59,279	$1,832,595

Balance at June 30, 2019	$1,148,690	$(100,182)	$563,640	$1,612,148	$62,592	$1,674,740
Net earnings before subsidiary preferred stock dividends	—	—	102,903	102,903	3,860	106,763
Total other comprehensive income	—	1,301	—	1,301	—	1,301
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(46,200)	(46,200)	—	(46,200)
Awards of common stock	(5)	—	—	(5)	—	(5)
Stock based compensation expense	898	—	—	898	—	898
Valencia’s transactions with its owner	—	—	—	—	(2,277)	(2,277)
Balance at September 30, 2019	$1,149,583	$(98,881)	$620,211	$1,670,913	$64,175	$1,735,088

Balance at December 31, 2018	$1,153,113	$(108,684)	$643,953	$1,688,382	$64,212	$1,752,594
Net earnings before subsidiary preferred stock dividends	—	—	45,953	45,953	10,188	56,141
Total other comprehensive income	—	9,803	—	9,803	—	9,803
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(69,299)	(69,299)	—	(69,299)
Proceeds from stock option exercise	943	—	—	943	—	943
Awards of common stock	(9,897)	—	—	(9,897)	—	(9,897)
Stock based compensation expense	5,424	—	—	5,424	—	5,424
Valencia’s transactions with its owner	—	—	—	—	(10,225)	(10,225)
Balance at September 30, 2019	$1,149,583	$(98,881)	$620,211	$1,670,913	$64,175	$1,735,088

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$341,850	$311,793	$825,759	$775,795
Alternative revenue programs	(7,067)	(2,372)	(2,377)	(1,617)
Other electric operating revenue	29,721	21,692	50,043	64,471
Total electric operating revenues	364,504	331,113	873,425	838,649
Operating Expenses:
Cost of energy	108,284	84,915	250,692	243,120
Administrative and general	45,538	44,468	132,257	132,107
Energy production costs	31,148	30,877	98,111	108,853
Regulatory disallowances and restructuring costs	—	—	—	150,599
Depreciation and amortization	40,509	40,545	123,721	119,581
Transmission and distribution costs	12,075	10,858	34,265	33,329
Taxes other than income taxes	10,410	10,997	34,651	34,292
Total operating expenses	247,964	222,660	673,697	821,881
Operating income	116,540	108,453	199,728	16,768
Other Income and Deductions:
Interest income	3,239	3,515	9,882	10,701
Gains on investment securities	14,401	1,686	3,172	20,299
Other income	2,752	2,095	6,019	6,647
Other (deductions)	(5,590)	(3,011)	(10,700)	(7,639)
Net other income and deductions	14,802	4,285	8,373	30,008
Interest Charges	14,747	18,492	51,554	55,379
Earnings (Loss) before Income Taxes	116,595	94,246	156,547	(8,603)
Income Taxes (Benefits)	13,591	9,525	16,127	(31,984)
Net Earnings	103,004	84,721	140,420	23,381
(Earnings) Attributable to Valencia Non-controlling Interest	(3,553)	(3,860)	(11,222)	(10,188)
Net Earnings Attributable to PNM	99,451	80,861	129,198	13,193
Preferred Stock Dividends Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$99,319	$80,729	$128,802	$12,797

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net Earnings	$103,004	$84,721	$140,420	$23,381
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) of $(1,278), $(1,821), $(3,746), and $(5,869)	3,755	5,347	11,004	17,237
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,041, $1,768, $1,818, and $3,191	(3,056)	(5,194)	(5,338)	(9,372)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(527), $(470), $(1,581), and $(1,410)	1,548	1,381	4,644	4,143
Total Other Comprehensive Income	2,247	1,534	10,310	12,008
Comprehensive Income	105,251	86,255	150,730	35,389
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,553)	(3,860)	(11,222)	(10,188)
Comprehensive Income Attributable to PNM	$101,698	$82,395	$139,508	$25,201
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$140,420	$23,381
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	147,790	143,175
Deferred income tax expense (benefit)	16,607	(31,382)
(Gains) on investment securities	(3,172)	(20,299)
Regulatory disallowances and restructuring costs	—	150,599
Allowance for equity funds used during construction	(4,229)	(4,904)
Other, net	4,382	1,911
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(46,312)	(11,187)
Materials, supplies, and fuel stock	10,945	(5,275)
Other current assets	(5,661)	1,076
Other assets	19,184	25,884
Accounts payable	(2,481)	(3,090)
Accrued interest and taxes	564	20,182
Other current liabilities	9,022	24,072
Other liabilities	(30,820)	(35,488)
Net cash flows from operating activities	256,239	278,655

Cash Flows From Investing Activities:
Utility plant additions	(251,873)	(234,773)
Proceeds from sales of investment securities	489,218	375,382
Purchases of investment securities	(498,170)	(385,313)
Other, net	167	28
Net cash flows from investing activities	(260,658)	(244,676)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$(36,300)	$(42,400)
Short-term borrowings (repayments) – affiliate, net	—	(19,800)
Long-term borrowings	852,845	250,000
Repayment of long-term debt	(752,845)	(200,000)
Dividends paid	(41,049)	(396)
Valencia’s transactions with its owner	(14,995)	(10,225)
Transmission interconnection and security deposit arrangements	2,212	8,340
Refunds paid under transmission interconnection arrangements	(4,400)	(2,246)
Debt issuance costs and other, net	1,077	(198)
Net cash flows from financing activities	6,545	(16,925)

Change in Cash, Restricted Cash, and Equivalents	2,126	17,054
Cash, Restricted Cash, and Equivalents at Beginning of Period	1,001	85
Cash, Restricted Cash, and Equivalents at End of Period	$3,127	$17,139

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$45,614	$42,284
Income taxes paid (refunded), net	$—	$(3,544)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$3,955	$12,980

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,127	$1,001
Accounts receivable, net of allowance for credit losses of $3,905 and $1,163	100,914	60,447
Unbilled revenues	51,523	46,602
Other receivables	11,842	11,039
Affiliate receivables	8,867	8,825
Materials, supplies, and fuel stock	61,281	72,225
Regulatory assets	11,913	7,373
Income taxes receivable	15,602	15,122
Other current assets	37,661	36,561
Total current assets	302,730	259,195
Other Property and Investments:
Investment securities	408,551	388,832
Other investments	11	178
Non-utility property, net	9,083	4,470
Total other property and investments	417,645	393,480
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,822,180	5,753,267
Less accumulated depreciation and amortization	2,137,415	2,076,291
	3,684,765	3,676,976
Construction work in progress	227,721	108,787
Nuclear fuel, net of accumulated amortization of $47,539 and $42,354	99,115	99,805
Net utility plant	4,011,601	3,885,568
Deferred Charges and Other Assets:
Regulatory assets	465,573	435,467
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	103,251	120,585
Other deferred charges	96,806	97,064
Total deferred charges and other assets	717,262	704,748
	$5,449,238	$5,242,991

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$21,700	$58,000
Current installments of long-term debt	189,941	350,268
Accounts payable	60,310	66,746
Affiliate payables	10,698	12,524
Customer deposits	9,173	10,585
Accrued interest and taxes	44,661	43,617
Regulatory liabilities	6,032	371
Operating lease liabilities	24,282	25,927
Dividends declared	132	132
Other current liabilities	34,415	25,066
Total current liabilities	401,344	593,236
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,656,046	1,397,752
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	564,256	521,990
Regulatory liabilities	670,574	683,398
Asset retirement obligations	180,223	181,081
Accrued pension liability and postretirement benefit cost	79,947	87,838
Operating lease liabilities	76,252	97,992
Other deferred credits	201,951	155,744
Total deferred credits and liabilities	1,773,203	1,728,043
Total liabilities	3,830,593	3,719,031
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,264,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(88,745)	(99,055)
Retained earnings	371,664	283,516
Total PNM common stockholder’s equity	1,547,837	1,449,379
Non-controlling interest in Valencia	59,279	63,052
Total equity	1,607,116	1,512,431
	$5,449,238	$5,242,991

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at June 30, 2020	$1,264,918	$(90,992)	$272,345	$1,446,271	$59,927	$1,506,198
Net earnings	—	—	99,451	99,451	3,553	103,004
Total other comprehensive income	—	2,247	—	2,247	—	2,247
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,201)	(4,201)
Balance at September 30, 2020	$1,264,918	$(88,745)	$371,664	$1,547,837	$59,279	$1,607,116

Balance at December 31, 2019	$1,264,918	$(99,055)	$283,516	$1,449,379	$63,052	$1,512,431
Net earnings	—	—	129,198	129,198	11,222	140,420
Total other comprehensive income	—	10,310	—	10,310	—	10,310
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(40,654)	(40,654)	—	(40,654)
Valencia’s transactions with its owner	—	—	—	—	(14,995)	(14,995)
Balance at September 30, 2020	$1,264,918	$(88,745)	$371,664	$1,547,837	$59,279	$1,607,116

Balance at June 30, 2019	$1,264,918	$(99,948)	$174,931	$1,339,901	$62,592	$1,402,493
Net earnings	—	—	80,861	80,861	3,860	84,721
Total other comprehensive income	—	1,534	—	1,534	—	1,534
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(2,277)	(2,277)
Balance at September 30, 2019	$1,264,918	$(98,414)	$255,660	$1,422,164	$64,175	$1,486,339

Balance at December 31, 2018	$1,264,918	$(110,422)	$242,863	$1,397,359	$64,212	$1,461,571
Net earnings	—	—	13,193	13,193	10,188	23,381
Total other comprehensive income	—	12,008	—	12,008	—	12,008
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Valencia’s transactions with its owner	—	—	—	—	(10,225)	(10,225)
Balance at September 30, 2019	$1,264,918	$(98,414)	$255,660	$1,422,164	$64,175	$1,486,339

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$113,270	$106,880	$295,418	$273,492
Alternative revenue programs	(5,309)	(4,407)	(5,107)	1,317
Total electric operating revenues	107,961	102,473	290,311	274,809
Operating Expenses:
Cost of energy	25,707	23,821	75,872	71,025
Administrative and general	11,868	9,418	33,398	30,073
Depreciation and amortization	22,492	22,005	66,696	62,722
Transmission and distribution costs	6,667	5,603	19,797	19,004
Taxes other than income taxes	9,448	9,030	25,249	24,226
Total operating expenses	76,182	69,877	221,012	207,050
Operating income	31,779	32,596	69,299	67,759
Other Income and Deductions:
Other income	3,546	2,012	6,245	3,952
Other (deductions)	(1,260)	(246)	(1,435)	(869)
Net other income and deductions	2,286	1,766	4,810	3,083
Interest Charges	7,942	7,047	22,475	22,408
Earnings before Income Taxes	26,123	27,315	51,634	48,434
Income Taxes	2,202	2,228	4,447	3,982
Net Earnings	$23,921	$25,087	$47,187	$44,452

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$47,187	$44,452
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	67,595	63,654
Deferred income tax expense (benefit)	(10,737)	(12,286)
Allowance for equity funds used during construction	(2,499)	(1,810)
Other, net	33	33
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(11,029)	(13,512)
Materials and supplies	(450)	(633)
Other current assets	(570)	(3,870)
Other assets	5,910	6,444
Accounts payable	952	848
Accrued interest and taxes	12,326	12,000
Other current liabilities	830	1,684
Other liabilities	4,258	(289)
Net cash flows from operating activities	113,806	96,715
Cash Flows From Investing Activities:
Utility plant additions	(228,976)	(195,054)
Net cash flows from investing activities	(228,976)	(195,054)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	494	—
Revolving credit facilities borrowings (repayments), net	(15,000)	(2,500)
Short-term borrowings (repayments) – affiliate, net	—	700
Long-term borrowings	185,000	305,000
Repayment of long-term debt	—	(172,302)
Transmission interconnection arrangements	6,402	—
Dividends paid	(34,613)	(30,178)
Debt issuance costs and other, net	(2,113)	(2,381)
Net cash flows from financing activities	140,170	98,339

Change in Cash and Cash Equivalents	25,000	—
Cash and Cash Equivalents at Beginning of Period	1,000	—
Cash and Cash Equivalents at End of Period	$26,000	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$22,340	$24,238
Income taxes paid (refunded), net	$969	$615

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$1,443	$7,799

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$26,000	$1,000
Accounts receivable	34,486	25,442
Unbilled revenues	12,798	10,814
Other receivables	2,948	2,713
Materials and supplies	6,154	5,704
Other current assets	1,882	1,280
Total current assets	84,268	46,953
Other Property and Investments:
Other investments	178	178
Non-utility property, net	11,711	6,684
Total other property and investments	11,889	6,862
Utility Plant:
Plant in service and plant held for future use	2,031,222	1,919,256
Less accumulated depreciation and amortization	537,880	516,795
	1,493,342	1,402,461
Construction work in progress	141,071	42,554
Net utility plant	1,634,413	1,445,015
Deferred Charges and Other Assets:
Regulatory assets	106,260	121,463
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	7,876	9,954
Other deferred charges	3,920	3,527
Total deferred charges and other assets	344,721	361,609
	$2,075,291	$1,860,439

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$494	$15,000
Accounts payable	20,107	20,598
Affiliate payables	4,571	5,419
Accrued interest and taxes	54,394	42,068
Regulatory liabilities	600	134
Operating lease liabilities	2,341	2,753
Other current liabilities	5,407	3,565
Total current liabilities	87,914	89,537
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	853,706	670,691
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	138,873	140,151
Regulatory liabilities	191,140	182,845
Asset retirement obligations	936	881
Accrued pension liability and postretirement benefit cost	6,223	7,199
Operating lease liabilities	5,311	7,039
Other deferred credits	23,987	7,469
Total deferred credits and other liabilities	366,470	345,584
Total liabilities	1,308,090	1,105,812
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	614,166	614,166
Retained earnings	152,971	140,397
Total common stockholder’s equity	767,201	754,627
	$2,075,291	$1,860,439

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at June 30, 2020	$64	$614,166	$145,224	$759,454
Net earnings	—	—	23,921	23,921
Dividends declared on common stock	—	—	(16,174)	(16,174)
Balance at September 30, 2020	$64	$614,166	$152,971	$767,201

Balance at December 31, 2019	$64	$614,166	$140,397	$754,627
Net earnings	—	—	47,187	47,187
Dividends declared on common stock	—	—	(34,613)	(34,613)
Balance at September 30, 2020	$64	$614,166	$152,971	$767,201

Balance at June 30, 2019	$64	$534,166	$144,417	$678,647
Net earnings	—	—	25,087	25,087
Dividends declared on common stock	—	—	(15,367)	(15,367)
Balance at September 30, 2019	$64	$534,166	$154,137	$688,367

Balance at December 31, 2018	$64	$534,166	$139,863	$674,093
Net earnings	—	—	44,452	44,452
Dividends declared on common stock	—	—	(30,178)	(30,178)
Balance at September 30, 2019	$64	$534,166	$154,137	$688,367

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2020 and December 31, 2019, and the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

GAAP defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Based on their nature, magnitude, and timing, certain subsequent events may be required to be reflected at the balance sheet date and/or required to be disclosed in the financial statements. The Company has evaluated subsequent events as required by GAAP. On October 20, 2020, PNMR, Avangrid, and Merger Sub, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Merger Sub will merge with and into PNMR (the "Merger"), with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. See Note 18.

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

PNMR Services Company expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost and are reflected as general and administrative expenses in the business segments. Other significant intercompany transactions between PNMR, PNM, and TNMP include interest and income tax sharing payments, as well as equity transactions, and interconnection billings. See Note 15. All intercompany transactions and balances have been eliminated.

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.3075 per share in July 2020 and $0.290 per share in July 2019, which are reflected as being in the second quarter within "Dividends Declared per Common Share" on the PNMR Condensed Consolidated Statements of Earnings. The Board declared dividends on common stock for the third quarter of $0.3075 per share in September 2020 and $0.290 per share in September 2019, which are reflected as being in the third quarter within "Dividends Declared per Common Share" on the PNMR Condensed Consolidated Statement of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM declared and paid cash dividends on its common stock to PNMR of zero and $40.7 million in the three and nine months ended September 30, 2020. PNM did not pay cash dividends on its common stock to PNMR in the three and nine months ended September 30, 2019. TNMP declared and paid cash dividends on its common stock to PNMR of $16.2 million and $34.6 million in the three and nine months ended September 30, 2020 and $15.4 million and $30.2 million in the three and nine months ended September 30, 2019.

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

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended September 30, 2020
Electric operating revenues	$364,504	$107,961	$—	$472,465
Cost of energy	108,284	25,707	—	133,991
Utility margin	256,220	82,254	—	338,474
Other operating expenses	99,171	27,983	(4,885)	122,269
Depreciation and amortization	40,509	22,492	5,399	68,400
Operating income (loss)	116,540	31,779	(514)	147,805
Interest income	3,239	—	(59)	3,180
Other income	11,563	2,286	213	14,062
Interest charges	(14,747)	(7,942)	(4,574)	(27,263)
Segment earnings (loss) before income taxes	116,595	26,123	(4,934)	137,784
Income taxes (benefit)	13,591	2,202	(3,462)	12,331
Segment earnings (loss)	103,004	23,921	(1,472)	125,453
Valencia non-controlling interest	(3,553)	—	—	(3,553)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$99,319	$23,921	$(1,472)	$121,768

Nine Months Ended September 30, 2020
Electric operating revenues	$873,425	$290,311	$—	$1,163,736
Cost of energy	250,692	75,872	—	326,564
Utility margin	622,733	214,439	—	837,172
Other operating expenses	299,284	78,444	(14,644)	363,084
Depreciation and amortization	123,721	66,696	16,978	207,395
Operating income (loss)	199,728	69,299	(2,334)	266,693
Interest income	9,882	—	(208)	9,674
Other income (deductions)	(1,509)	4,810	(542)	2,759
Interest charges	(51,554)	(22,475)	(14,756)	(88,785)
Segment earnings (loss) before income taxes	156,547	51,634	(17,840)	190,341
Income taxes (benefit)	16,127	4,447	(5,848)	14,726
Segment earnings (loss)	140,420	47,187	(11,992)	175,615
Valencia non-controlling interest	(11,222)	—	—	(11,222)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$128,802	$47,187	$(11,992)	$163,997

At September 30, 2020:
Total Assets	$5,449,238	$2,075,291	$217,583	$7,742,112
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 and 2019 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	PNMR Consolidated
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2019	$10,638	$(109,693)	$(99,055)	$(322)	$(99,377)
Amounts reclassified from AOCI (pre-tax)	(7,156)	6,225	(931)	(1,117)	(2,048)
Income tax impact of amounts reclassified	1,818	(1,581)	237	284	521
Other OCI changes (pre-tax)	14,750	—	14,750	33	14,783
Income tax impact of other OCI changes	(3,746)	—	(3,746)	(9)	(3,755)
Net after-tax change	5,666	4,644	10,310	(809)	9,501
Balance at September 30, 2020	$16,304	$(105,049)	$(88,745)	$(1,131)	$(89,876)

Balance at December 31, 2018	$1,939	$(112,361)	$(110,422)	$1,738	$(108,684)
Amounts reclassified from AOCI (pre-tax)	(12,563)	5,553	(7,010)	707	(6,303)
Income tax impact of amounts reclassified	3,191	(1,410)	1,781	(179)	1,602
Other OCI changes (pre-tax)	23,106	—	23,106	(3,664)	19,442
Income tax impact of other OCI changes	(5,869)	—	(5,869)	931	(4,938)
Net after-tax change	7,865	4,143	12,008	(2,205)	9,803
Balance at September 30, 2019	$9,804	$(108,218)	$(98,414)	$(467)	$(98,881)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$121,768	$102,771	$163,997	$45,557
Average Number of Common Shares:
Outstanding during period	79,654	79,654	79,654	79,654
Vested awards of restricted stock	213	294	205	265
Average Shares – Basic	79,867	79,948	79,859	79,919
Dilutive Effect of Common Stock Equivalents:
PNMR 2020 Forward Equity Sale Agreements	—	—	57	—
Restricted stock	39	53	38	61
Average Shares – Diluted	79,906	80,001	79,954	79,980

Net Earnings Per Share of Common Stock:
Basic	$1.52	$1.29	$2.05	$0.57
Diluted	$1.52	$1.28	$2.05	$0.57

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary, and amounts that are deemed uncollectible are written off. On January 1, 2020, the Company adopted Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As a result of the adoption of the new standard and economic conditions resulting from the COVID-19 pandemic, PNM updated its allowance for accounts receivable balances and recorded incremental credit losses of $2.0 million and $2.7 million in the three and nine months ended September 30, 2020. The NMPRC issued an order authorizing all public utilities to create a regulatory asset to defer incremental costs related to COVID-19, including increases in uncollectible accounts. See additional discussion of ASU 2016-13 in Note 7 and the related regulatory treatment in Note 12.

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

	PNM	TNMP	PNMR Consolidated
Three Months Ended September 30, 2020	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$158,549	$53,114	$211,663
Commercial	125,414	31,077	156,491
Industrial	25,475	6,842	32,317
Public authority	7,982	1,468	9,450
Economy energy service	3,270	—	3,270
Transmission	17,463	19,845	37,308
Miscellaneous	3,697	924	4,621
Total revenues from contracts with customers	341,850	113,270	455,120
Alternative revenue programs	(7,067)	(5,309)	(12,376)
Other electric operating revenues	29,721	—	29,721
Total Electric Operating Revenues	$364,504	$107,961	$472,465

Nine Months Ended September 30, 2020
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$370,448	$122,315	$492,763
Commercial	305,127	87,868	392,995
Industrial	65,313	20,232	85,545
Public authority	17,236	4,311	21,547
Economy energy service	11,802	—	11,802
Transmission	45,727	58,095	103,822
Miscellaneous	10,106	2,597	12,703
Total revenues from contracts with customers	825,759	295,418	1,121,177
Alternative revenue programs	(2,377)	(5,107)	(7,484)
Other electric operating revenues	50,043	—	50,043
Total Electric Operating Revenues	$873,425	$290,311	$1,163,736

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

Nine Months Ended September 30, 2019
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

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $94.4 million at September 30, 2020 and $59.3 million at December 31, 2019 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company has no contract assets as of September 30, 2020 or December 31, 2019. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer's capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. PNMR's, PNM's, and TNMP's contract liabilities and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

related revenues are insignificant for all periods presented. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 158 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and nine months ended September 30, 2020, PNM paid $5.0 million and $15.0 million for fixed charges and $0.3 million and $1.2 million for variable charges. For the three and nine months ended September 30, 2019, PNM paid $5.0 million and $14.9 million for fixed charges and $0.4 million and $0.7 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Operating revenues	$5,278	$5,409	$16,126	$15,538
Operating expenses	1,725	1,549	4,904	5,350
Earnings attributable to non-controlling interest	$3,553	$3,860	$11,222	$10,188

	Financial Position
	September 30,	December 31,
	2020	2019
	(In thousands)
Current assets	$3,701	$5,094
Net property, plant, and equipment	56,453	58,581
Total assets	60,154	63,675
Current liabilities	875	623
Owners’ equity – non-controlling interest	$59,279	$63,052

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
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support constitute PNMR’s maximum exposure to loss from the VIE at September 30, 2020.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the nine months ended September 30, 2020 and the year ended December 31, 2019, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	September 30, 2020	December 31, 2019
	(In thousands)
Other current assets	$1,097	$1,089
Other deferred charges	729	1,507
	1,826	2,596
Other current liabilities	(1,097)	(1,089)
Other deferred credits	(729)	(1,507)
	(1,826)	(2,596)
Net	$—	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. All of the assets and liabilities in the table above at September 30, 2020 and December 31, 2019 result from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery.

At September 30, 2020 and December 31, 2019, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at both September 30, 2020 and December 31, 2019, amounts posted as cash collateral under margin arrangements were $0.5 million. At both September 30, 2020 and December 31, 2019, obligations to return cash collateral were $0.9 million. Cash collateral amounts are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. There were no amounts hedged under this plan as of September 30, 2020 or December 31, 2019.
The effects of mark-to-market commodity derivative instruments on PNM’s revenues and cost of energy during the three and nine months ended September 30, 2020 and 2019 were less than $0.1 million. Commodity derivatives had no impact on OCI for the periods presented.

PNM has no open energy or gas commodity volume positions at September 30, 2020 or December 31, 2019.

PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At September 30, 2020 and December 31, 2019, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At September 30, 2020 and December 31, 2019, the fair value of investment securities included $352.0 million and $336.0 million for the NDT and $56.6 million and $52.8 million for the mine reclamation trusts.

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Equity securities:
Net gains from equity securities sold	$90	$514	$4,131	$4,675
Net gains from equity securities still held	8,545	1,011	2,991	10,916
Total net gains on equity securities	8,635	1,525	7,122	15,591
Available-for-sale debt securities:
Net gains (losses) on debt securities	5,766	161	(3,950)	4,708
Net gains on investment securities	$14,401	$1,686	$3,172	$20,299

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $4.2 million and $(4.5) million for the three and nine months ended September 30, 2020 and $0.2 million and $2.8 million for the three and nine months ended September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Proceeds from sales	$134,567	$141,371	$489,218	$375,382
Gross realized gains	$12,998	$6,510	$30,085	$21,605
Gross realized (losses)	$(11,374)	$(6,026)	$(25,411)	$(14,998)

At September 30, 2020, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$29,941
After 1 year through 5 years	85,926
After 5 years through 10 years	85,507
After 10 years through 15 years	15,533
After 15 years through 20 years	8,861
After 20 years	41,289
$267,057

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

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of September 30, 2020 and December 31, 2019. Management of the Company independently verifies the information provided by pricing services.

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

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
September 30, 2020
Cash and cash equivalents	$8,493	$8,493	$—
Equity securities:
Corporate stocks, common	71,490	71,490	—
Corporate stocks, preferred	9,940	3,718	6,222
Mutual funds and other	51,571	51,571	—
Available-for-sale debt securities:
U.S. government	55,439	30,483	24,956	$1,159
International government	14,330	—	14,330	1,586
Municipals	49,064	—	49,064	2,468
Corporate and other	148,224	10	148,214	16,679
	$408,551	$165,765	$242,786	$21,892

December 31, 2019
Cash and cash equivalents	$15,606	$15,606	$—
Equity securities:
Corporate stocks, common	64,527	64,527	—
Corporate stocks, preferred	9,033	2,212	6,821
Mutual funds and other	49,848	49,786	62
Available-for-sale debt securities:
U.S. government	48,439	31,389	17,050	$535
International government	15,292	—	15,292	1,193
Municipals	46,642	—	46,642	1,768
Corporate and other	139,445	187	139,258	10,801
	$388,832	$163,707	$225,125	$14,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
September 30, 2020	(In thousands)
PNMR	$3,289,349	$3,333,741
PNM	$1,845,987	$1,740,129
TNMP	$853,706	$1,000,248

December 31, 2019
PNMR	$3,007,717	$3,142,704
PNM	$1,748,020	$1,795,149
TNMP	$670,691	$753,317

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2020, PNMR had unrecognized expense related to stock awards of $5.0 million, which is expected to be recognized over an average of 1.6 years.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options, for the nine months ended September 30, 2020:

	Restricted Stock		Stock Options
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2019	161,542	$38.21	2,000	$12.22
Granted	246,029	36.73	—	—
Exercised	(238,054)	34.86	(2,000)	12.22
Forfeited	(1,456)	41.32	—	—
Outstanding at September 30, 2020	168,061	$40.77	—	$—

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

Financing Activities

In October 2016, PNMR entered into letter of credit arrangements with JPMorgan Chase Bank N.A. (the "JPM LOC Facility") under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC was required to post in connection with permits relating to the operation of the San Juan mine. On March 15, 2019, WSJ LLC acquired the assets of SJCC following the bankruptcy of Westmoreland. WSJ LLC assumed all obligations of SJCC, including those under the letter of credit support arrangements. See Note 11. In May 2020, JPMorgan Chase Bank N.A. gave notice that it would not extend the letters of credit beyond their October 21, 2020 expiration. In August 2020, PNMR entered into replacement letter of credit arrangements with Wells Fargo Bank, N.A. (the "WFB LOC Facility") to replace the JPM LOC Facility. Letters of credit were issued under the WFB LOC Facility and exchanged for the letters of credit outstanding under the JPM LOC Facility prior to the expiration of the JPM LOC Facility. On October 21, 2020, the JPM LOC Facility expired according to its terms.

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
		$185.0

On April 15, 2020, PNM entered into a $250.0 million term loan agreement (the "PNM 2020 Term Loan"), between PNM, the lenders party thereto, and U.S. Bank, as administrative agent. Proceeds from the PNM 2020 Term Loan were used to prepay the PNM 2019 $250.0 million Term Loan due July 2020, without penalty. The PNM 2020 Term Loan bears interest at a variable rate, which was 2.70% at September 30, 2020, and matures on June 15, 2021. As discussed below, on April 30, 2020, PNM used $100.0 million of proceeds from the PNM 2020 SUNs to prepay without penalty an equal amount of the PNM 2020 Term Loan.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At December 31, 2019, PNM had $40.0 million of outstanding PCRBs, which have a final maturity of June 1, 2040 and two series of outstanding PCRBs of $39.3 million and $21.0 million, which have a final maturity of June 1, 2043. These PCRBs, aggregating $100.3 million, were subject to mandatory tender on June 1, 2020. On June 1, 2020, PNM purchased these PCRBs utilizing borrowings under the PNM Revolving Credit Facility and converted the PCRBs to the weekly mode. PNM held these PCRBs (without legally canceling them) until July 1, 2020, when they were remarketed in the weekly mode (the "PNM Floating Rate PCRBs") and PNM used the remarketing proceeds to repay the revolver borrowings. PNM Floating Rate PCRBs in the weekly mode bear interest at rates that are reset weekly, giving investors the option to return the PCRBs for remarketing to new investors upon 7 days' notice. At September 30, 2020, this rate was 0.32%. A corresponding portion of the borrowing capacity under the PNM Revolving Credit Facility is reserved to support the investors' option to return the PNM Floating Rate PCRBs upon 7 days' notice. In accordance with GAAP, as PNM can demonstrate the intent and ability to keep the PNM Floating Rate PCRBs outstanding through at least the October 31, 2023 maturity of the PNM Revolving Credit Facility, the PNM Floating Rate PCRBs, aggregating $100.3 million, are reflected as long-term debt in the Condensed Consolidated Balance Sheets at September 30, 2020.

At December 31, 2019, PNM had PCRBs outstanding of $36.0 million at 6.25% issued by the Maricopa County, Arizona Pollution Control Corporation as well as $255.0 million at 5.90% and $11.5 million at 6.25% issued by the City of Farmington, New Mexico. The $36.0 million PCRBs became callable at 101% of par on January 1, 2020 and the remaining $266.5 million PCRBs became callable at par on June 1, 2020. On June 22, 2020, PNM provided notice to the bondholders that it was calling the PCRBs aggregating $302.5 million. On July 22, 2020, PNM purchased the PCRBs in lieu of redemption and remarketed them to new investors (the "PNM 2020 Fixed Rate PCRBs").

Information concerning the funding dates, mandatory tender dates, and interest rates on the PNM 2020 Fixed Rate PCRBs are as follows:

Funding Date	Mandatory Tender Date	Principal Amount	Interest Rate
		(In millions)
July 22, 2020	June 1, 2022	$36.0	1.05%
July 22, 2020	June 1, 2022	11.5	1.20
July 22, 2020	June 1, 2023	130.0	1.10
July 22, 2020	June 1, 2024	125.0	1.15
		$302.5

On October 20, 2020, in connection with the execution of the Merger Agreement (Note 18), PNMR entered into backstop credit facilities related to the Merger between PNMR, the lenders party thereto, and MUFG Bank, Ltd., as administrative agent. The $300.0 million 364-day revolving credit facility ("Merger Backstop Revolving Facility") was available to provide liquidity to refinance the PNMR Revolving Credit Facility, if needed, and the $50.0 million, 364-day delayed-draw term loan ("Merger Backstop Term Loan") is available to provide liquidity to refinance any of the applicable PNMR term loan or TNMP and PNMR Development credit facilities, if needed, and to fund other corporate purposes.

The Merger Backstop Revolving Facility expired upon the execution of the necessary waiver amendments (discussed below). The Merger Backstop Term Loan matures on the earliest of the closing of the Merger or October 19, 2021 and bears interest at a variable rate based on a pricing grid. PNMR must pay interest on its borrowings under the Merger Backstop Term Loan from time to time following funding and must repay all amounts on or before the maturity date. The Merger Backstop Term Loan, consistent with PNMR’s current credit facilities, contains “ratings triggers” for pricing purposes only. If PNMR is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost.

Borrowings under the Merger Backstop Term Loan are conditioned on the ability of PNMR to make certain representations. The Merger Backstop Term Loan includes customary covenants, including requirements to maintain a maximum consolidated debt-to-consolidated capitalization ratio of less than or equal to 70%. The Merger Backstop Term Loan includes customary events of default and has cross default provisions and change of control provisions. If an event of default occurs, the administrative agent may, or upon the request and direction of lenders holding a specified percentage of the commitments shall, terminate the obligations of the lenders to make loans under the Merger Backstop Term Loan, and/or declare the obligations outstanding under the Merger Backstop Term Loan to be due and payable. Such termination and acceleration will occur automatically in the event of an insolvency or bankruptcy default.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As discussed in PNMR's Current Report on Form 8-K filed with the SEC on October 20, 2020, the execution of the Merger Agreement constituted a “Change of Control” under certain PNMR, TNMP and PNMR Development debt agreements. Under each of the specified debt agreements, a “Change of Control” constitutes an “Event of Default,” pursuant to which the lender parties thereto had the right to accelerate the indebtedness under the debt agreements. As discussed in PNMR's Current Report on Form 8-K filed with the SEC on October 28, 2020, PNMR, TNMP and PNMR Development entered into amendment agreements with the lender parties thereto to amend the definition of "Change of Control" such that the entry into the Merger Agreement would not constitute a Change of Control and to waive the Event of Default arising from entry into the Merger Agreement.

The documents governing TNMP's aggregate $750.0 million of outstanding First Mortgage Bonds ("TNMP FMBs") obligate TNMP to offer, within 30 business days following the signing of the Merger Agreement, to prepay all $750.0 million outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. However, based on the Company's assessment of the likelihood of the holders of the TNMP FMBs to accept the offer, the Company believes that it has adequate liquidity to satisfy its obligations to purchase the bonds. TNMP will make such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs, however holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay.

The information in this Quarterly Report on Form 10-Q is for informational purposes only and is neither an offer to purchase, nor a solicitation of an offer to sell, subscribe for or buy any securities in any jurisdiction pursuant to the proposed transactions or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. The offer to prepay the TNMP FMBs will be made only pursuant to an offer to prepay, which set forth the terms and conditions of the offer to prepay.

At September 30, 2020, variable interest rates were 0.95% on the $50.0 million PNMR 2018 Two-Year Term Loan that matures in December 2020, 1.11% on the PNMR 2019 Term Loan that matures in June 2021, 2.70% on the PNM 2020 Term Loan that matures in June 2021, 0.80% on the PNM 2019 $40.0 million Term Loan that matures in June 2021, and 0.95% on the $90.0 million PNMR Development Term Loan that matures in November 2020.

On April 1, 2020, the NMPRC approved PNM’s request to issue approximately $361 million of Securitized Bonds upon the retirement of SJGS in 2022. The NMPRC's approval of the issuance of these Securitized Bonds is currently being appealed to the NM Supreme Court. See SJGS Abandonment Application in Note 12.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. Both facilities currently expire on October 31, 2023 and contain options to be extended through October 2024, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds that matures on September 23, 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. PNMR Development has a $40.0 million revolving credit facility that expires on February 23, 2021. PNMR Development has the option to further increase the capacity of this facility to $50.0 million upon 15-days advance notice. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-term debt outstanding consists of:

	September 30,	December 31,
Short-term Debt	2020	2019
	(In thousands)
PNM:
PNM Revolving Credit Facility	$1,700	$48,000
PNM 2017 New Mexico Credit Facility	20,000	10,000
	21,700	58,000
TNMP:
TNMP Revolving Credit Facility	—	15,000
TNMP Electricity Relief ERCOT loan (Note 12)	494	—
	494	15,000

PNMR Revolving Credit Facility	162,100	112,100
	$184,294	$185,100

At September 30, 2020, the weighted average interest rate was 1.66% for the PNMR Revolving Credit Facility, 1.40% for the PNM Revolving Credit Facility, and 1.41% for the PNM 2017 New Mexico Credit Facility. There were no borrowings outstanding under the TNMP Revolving Credit Facility at September 30, 2020.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $4.7 million, $2.2 million, and $0.1 million at September 30, 2020 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of September 30, 2020, and December 31, 2019, each of PNM, TNMP, and PNMR Development had zero intercompany borrowings from PNMR.

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR for three separate tranches, each of $50.0 million, of its variable rate debt. These hedge agreements are accounted for as cash flow hedges and had fair values of $1.5 million and $0.4 million at September 30, 2020 and December 31, 2019 that are included in other current liabilities on the Condensed Consolidated Balance Sheets. As discussed in Note 3, changes in the fair value of the cash flow hedges are deferred in AOCI and amounts reclassified to the Condensed Consolidated Statement of Earnings are recorded in interest charges. The fair values were determined using Level 2 inputs under GAAP, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement.

At October 27, 2020, PNMR, PNM, TNMP, and PNMR Development had availability of $129.7 million, $397.8 million, $74.9 million, and $40.0 million under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. PNM had $30.0 million of availability under the PNM 2017 New Mexico Credit Facility. In addition, PNMR has $50.0 million of available credit under the Merger Backstop Term Loan that has not been drawn upon. Total availability at October 27, 2020, on a consolidated basis, was $722.4 million for PNMR. Availability under PNM's Revolving Credit Facility and total availability at PNMR, on a consolidated basis, does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs. As of October 27, 2020, PNM, TNMP, and PNMR Development had no borrowings from PNMR under their intercompany loan agreements. At October 27, 2020, PNMR, PNM, and TNMP had invested cash of $0.9 million, $13.8 million, and $22.8 million.

The Company’s debt arrangements have various maturities and expiration dates. The $90.0 million PNMR Development Term Loan matures in November 2020, the $50.0 million PNMR 2018 Two-Year Term Loan matures in December 2020, and the $300.0 million PNMR 2018 SUNs mature on March 9, 2021. The $150.0 million PNMR 2019 Term Loan, the PNM 2019 $40.0 million Term Loan, and the PNM 2020 Term Loan that currently has $150.0 million outstanding all mature in June 2021. In addition, PNM has $146.0 million of 1.875% PCRBs that must be repriced by October 2021 and $160.0 million aggregate principal of its 5.35% Senior Unsecured Notes that mature in October 2021. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.

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

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2020	2019	2020	2019	2020	2019
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$9	$13	$—	$—
Interest cost	4,985	6,294	613	829	123	163
Expected return on plan assets	(7,363)	(8,527)	(1,387)	(1,320)	—	—
Amortization of net loss	4,465	3,880	87	169	101	79
Amortization of prior service cost	(138)	(241)	—	(99)	—	—
Net Periodic Benefit Cost (Income)	$1,949	$1,406	$(678)	$(408)	$224	$242

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2020	2019	2020	2019	2020	2019
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$29	$39	$—	$—
Interest cost	14,956	18,881	1,840	2,487	367	487
Expected return on plan assets	(22,089)	(25,577)	(4,161)	(3,956)	—	—
Amortization of net loss	13,395	11,639	261	507	302	237
Amortization of prior service cost	(415)	(724)	—	(297)	—	—
Net Periodic Benefit Cost (Income)	$5,847	$4,219	$(2,031)	$(1,220)	$669	$724

PNM did not make any contributions to its pension plan trust in the nine months ended September 30, 2020 and 2019 and does not anticipate making any contributions to the pension plan in 2020 or 2021, but expects to contribute $4.6 million in 2022 and $19.1 million in 2023, and $19.0 million in 2024 based on current law, funding requirements, and estimates of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

portfolio performance. Funding assumptions were developed using discount rates of 3.4% to 3.5%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the nine months ended September 30, 2020 and 2019, however, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $1.0 million and $3.1 million in the three and nine months ended September 30, 2020 and $0.9 million and $2.4 million in the three and nine months ended September 30, 2019. These payments are expected to total $3.7 million in 2020 and $13.5 million for 2021-2024. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.3 million and $1.1 million in the three and nine months ended September 30, 2020 and $0.4 million and $1.1 million in the three and nine months ended September 30, 2019 and are expected to total $1.5 million during 2020 and $5.4 million for 2021-2024.

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2020	2019	2020	2019	2020	2019
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$12	$12	$—	$—
Interest cost	545	672	93	113	6	7
Expected return on plan assets	(821)	(967)	(136)	(129)	—	—
Amortization of net (gain) loss	315	235	(81)	(111)	6	4
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$39	$(60)	$(112)	$(115)	$12	$11

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2020	2019	2020	2019	2020	2019
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$35	$39	$—	$—
Interest cost	1,633	2,015	280	338	17	24
Expected return on plan assets	(2,463)	(2,901)	(404)	(387)	—	—
Amortization of net (gain) loss	944	706	(243)	(332)	18	11
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$114	$(180)	$(332)	$(342)	$35	$35
TNMP did not make any contributions to its pension plan trust in the nine months ended September 30, 2020 and 2019 and does not anticipate making any contributions to the pension plan in 2020 - 2022, but expects to contribute $1.1 million in 2023 and $2.8 million in 2024, based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using discount rates of 3.4% to 3.5%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and nine months ended September 30, 2020 and 2019 and does not expect to make contributions to the OPEB trust during the period 2020-2024. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero in the three and nine months ended September 30, 2020 and 2019 and are expected to total $0.1 million during 2020 and $0.3 million in 2021-2024.

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

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At September 30, 2020 and December 31, 2019, PNM had a liability for interim storage costs of $13.1 million and $12.7 million, which is included in other deferred credits.

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

On December 20, 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. On August 20, 2019, EPA finalized the draft guidance that was released in 2016 as a companion to the regional haze rule revisions. The final guidance differs from the draft in several ways. For example, the final guidance recognizes that sources already subject to BART may not need to be re-evaluated under the full four-factor analysis whereas the draft guidance encouraged states to evaluate all sources regardless of whether they were previously subject to BART. In addition, the final guidance recognizes that states may consider both visibility benefits and the cost of different control options when applying the four-factor analysis whereas the draft guidance recommended states require any control measures identified to be reasonable after considering the four-factor analysis alone. SIPs for the second compliance period are due in July 2021. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM will retire its share of SJGS in 2022. PNM cannot predict the outcome of these matters with respect to Four Corners.

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

Ozone Standard – On October 1, 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 parts per billion. With ozone standards becoming more stringent, fossil-fueled

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. On July 13, 2020, EPA proposed to retain the existing ozone NAAQS based on a review of the full body of currently available scientific evidence and exposure/risk information. The proposed rule was published in the Federal Register, on August 14, 2020. EPA anticipates a final rule in 2021.

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
On May 23, 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. On July 16, 2018, several environmental groups filed a petition for review with EPA’s Environmental Appeals Board concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised effluent limitation guidelines, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the Environmental Appeals Board ("EAB"). EPA’s EAB thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit on September 30, 2019. The permit has been stayed pending an appeal filed by several environmental groups on November 1, 2019 to EPA's EAB. Oral argument was heard on September 3, 2020. The EAB issued an order denying the petition for review on September 30, 2020. The denial was based on the EAB's determination that the petitioners had failed to demonstrate that review of the permit was warranted on any of the grounds presented in the petition. PNM cannot predict whether there will be further appeals of this matter or whether the outcome of any such appeal will have a material impact on PNM’s financial position, results of operations or cash flows.

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

EPA signed the final Steam Electric Effluent Guidelines rule on September 30, 2015. The final rule, which became effective on January 4, 2016, phased in the new, more stringent requirements in the form of effluent limits for arsenic, mercury, selenium, and nitrogen for wastewater discharged from wet scrubber systems and zero discharge of pollutants in ash transport water that must be incorporated into plants’ NPDES permits. The 2015 rule required each plant to comply between 2018 and 2023 depending on when it needs a new or revised NPDES permit.

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

On September 18, 2017, EPA published a final rule for postponement of certain compliance dates. The rule postponed the earliest date on which compliance with the effluent limitation guidelines for these waste streams would be required from November 1, 2018 until November 1, 2020. Although the new deadlines were challenged in court, the Fifth Circuit rejected those challenges on August 28, 2019. On November 22, 2019, EPA published a proposed rule revising the original Effluent Limitation Guidelines while maintaining the compliance dates. Comments were due January 21, 2020. On October 13, 2020, EPA published in the Federal Register the final Effluent Limitations Guidelines and standards for the Steam Electric Power Generating Point Source Category, revising the final 2015 guidelines for both flue gas desulfurization wastewater and bottom ash transport water. The rule will require compliance with new limits as soon as possible on or after October 13, 2021 (beginning one year after the publication date) but no later than December 31, 2025.

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

Field work related to the investigation under both the CAF and abatement plan requirements was completed in October 2019. Activities and findings associated with the field work were presented in two separate reports and released to stakeholders in early 2020. Subsequent field work was completed in July 2020. To date, one report has been released, and the second report is expected to be available before the end of 2020. The reports’ conclusions support PNM’s contention that off-site sources have impacted, and are continuing to impact, the local groundwater in the vicinity of the former Santa Fe Generating Station.

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

On August 14, 2019, EPA published the “Phase Two” proposed rule in the Federal Register with comments due on October 15, 2019. This rule proposes revisions to reporting and accessibility to public information, the definition of CCR piles, the definition of beneficial use, and the requirements for management of CCR piles. The spring 2020 regulatory agenda states EPA is not taking final action at this time on this proposed rule but will continue to reconsider these issues and seek additional information.

On December 2, 2019, EPA published the proposed Part A CCR rule requiring a new date of August 31, 2020 for companies to initiate closure of unlined CCR impoundments and changing the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”. EPA’s final Part A CCR rule was issued on August 28, 2020 and became effective on September 28, 2020. This rule finalizes the classification of soil-lined and clay-lined surface impoundments as unlined, triggering closure or retrofit requirements for those impoundments. The final rule also gives operators until April 11, 2021, rather than the originally proposed October 2020 deadline, to cease receipt of waste at these units and begin the closure process. Additional time may be granted to operators who demonstrate that it would be technically infeasible to provide alternative disposal capacity by the April 2021 deadline. Such demonstrations must be submitted to EPA no later than November 30, 2020. On March 3, 2020, EPA issued a proposed rule, Part B, addressing demonstrations for clay liners and regulations addressing beneficial use for closure of surface impoundments. On October 16, 2020, EPA released a prepublication draft copy of the final Part B rule. This rule did not include beneficial use of CCR for closure, which EPA explains will be addressed in subsequent rulemaking action. EPA intends to issue several other rulemakings covering legacy ponds and finalizing parts of previously proposed rules. These proposed rules and final rules are expected in 2021.

On February 20, 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. The deadline to provide comments was extended to August 7, 2020. The final rule is expected in 2020. PNM cannot predict the outcome of EPA’s rule making activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

As indicated above, CCRs at Four Corners are currently disposed of in ash ponds and dry storage areas. The CCR rule requires ongoing, phased groundwater monitoring. Utilities that own or operate CCR disposal units, such as those at Four Corners were required to collect sufficient groundwater sampling data to initiate a detection monitoring program.  Four Corners completed the analysis for its CCR disposal units, which identified several units that will need corrective action or will need to cease operations and initiate closure by April 11, 2021. As part of this assessment, Four Corners will continue to gather additional groundwater data and perform remedial evaluations. At this time, PNM does not anticipate its share of the cost to complete these corrective actions, to close the CCR disposal units, or to gather and perform remedial evaluations on groundwater at Four Corners will have a significant impact on its operations, financial position, or cash flows.
Other Commitments and Contingencies
Coal Supply

SJGS
The coal requirements for SJGS are supplied by WSJ LLC. WSJ LLC holds certain federal, state, and private coal leases. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid the current San Juan mine owner and operator, WSJ LLC, for certain coal mined but not yet delivered to the plant site. At both September 30, 2020 and December 31, 2019, prepayments for coal, which are included in other current assets, amounted to $26.3 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.
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

In connection with certain mining permits relating to the operation of the San Juan mine, the San Juan mine owner was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of the San Juan mine owner, PNMR entered into letter of credit arrangements with a bank under which letters of credit aggregating $30.3 million have been issued. In May 2020, JPMorgan Chase Bank N.A. gave notice that it would not extend the letters of credit, which expire on October 21, 2020. In August 2020, PNMR entered into the WFB LOC Facility to replace the JPM LOC Facility. Letters of credit were issued under the WFB LOC Facility and exchanged for the letters of credit outstanding under the JPM LOC Facility prior to the expiration of the JPM LOC Facility. As discussed in Note 6, on March 15, 2019, the assets owned by SJCC were sold to WSJ LLC, a subsidiary of Westmoreland Mining Holdings, LLC. Under the sale agreement, WSJ LLC assumed the rights and obligations of SJCC, including obligations to PNMR under the outstanding letters of credit.

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
Based on the most recent estimates and PNM’s ownership share of SJGS, PNM’s remaining payments as of September 30, 2020 for mine reclamation, in future dollars, are estimated to be $89.5 million for the surface mines at both SJGS and Four Corners and $40.0 million for the underground mine at SJGS. At September 30, 2020 and December 31, 2019, liabilities, in current dollars, of $69.5 million and $70.3 million for surface mine reclamation and $26.9 million and $25.3 million for underground mine reclamation were recorded in other deferred credits.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As discussed in Note 16 of the Notes to the Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K, as part of the restructuring of SJGS ownership the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $5.5 million in December 2019. Based on PNM’s reclamation trust fund balance at September 30, 2020, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $8.1 million in 2020, $10.9 million in 2021, and $11.7 million in 2022.
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

PVNGS Liability and Insurance Matters

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. In accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $13.8 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers. The remaining $13.3 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, PNM’s maximum potential retrospective premium assessment per incident for all three units is $42.1 million, with a maximum annual payment limitation of $6.2 million, to be adjusted periodically for inflation.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PVNGS Decommissioning Liability
PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under lease both during and after termination of the leases. PNM records its share of the PVNGS decommissioning obligation as an ARO on its Condensed Consolidated Balances Sheet. Studies on the decommissioning costs of PVNGS are performed periodically and revisions to the ARO liability are recorded. In May 2020, a new decommissioning cost study was completed, which required PNM to remeasure its PVNGS decommissioning ARO. The new study resulted in an estimated decrease to PNM’s share of the nuclear decommissioning obligation of $6.4 million, which was recorded in June 2020. PNM refined its estimate in September 2020 and recorded an additional $2.8 million reduction to the nuclear decommissioning obligation, totaling a $9.2 million reduction as of September 30, 2020. Additional information concerning the Company's PVNGS ARO is contained in Note 15 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K.
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

Rights-of-Way Matter

On January 28, 2014, the County Commission of Bernalillo County, New Mexico passed an ordinance requiring utilities to enter into a use agreement and pay a yet-to-be-determined fee as a condition to installing, maintaining, and operating facilities on county rights-of-way. The fee is purported to compensate the county for costs of administering and maintaining the rights-of-way, as well as for capital improvements. After extensive challenges to the validity of the ordinance, the utilities filed a writ of certiorari with the NM Supreme Court, which was denied. The utilities and Bernalillo County had reached a standstill agreement whereby the county would not take any enforcement action against the utilities pursuant to the ordinance during the pendency of then pending litigation, but not including any period for appeal of a judgment, or upon 30 days written notice by either the county or the utilities of their intention to terminate the agreement. After court-ordered settlement discussions, PNM and Bernalillo County executed a franchise fee agreement with a term of 15 years. Under the agreement, PNM will pay franchise fees to the county at an amount similar to those paid by PNM in other jurisdictions. PNM will recover the cost of the franchise fees as a direct pass-through to customers located in Bernalillo County. On October 15, 2020, the New Mexico Second District Court in Bernalillo County approved the executed franchise fee agreement, effective immediately. This matter is now concluded.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:
•157 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 204 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind, which is expected to be operational by December 31, 2020
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 15 MW
•Solar distributed generation, aggregating 145.0 MW at September 30, 2020, owned by customers or third parties from whom PNM purchases any net excess output and RECs

Renewable Energy Rider

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2019 renewable energy procurement plan case, which was approved by the NMPRC on November 28, 2018, PNM proposed to collect $49.6 million for the year. The 2019 renewable energy procurement plan became effective on January 1, 2019. In its 2020 renewable energy procurement plan case, PNM proposed to collect $58.9 million through a revised rate rider beginning in 2020. In addition, PNM proposed that its FPPAC be reset from a July 1 through June 30 fiscal year to a calendar year. The NMPRC approved PNM's 2020 renewable energy procurement plan on January 29, 2020, and the revised rate rider became effective on February 1, 2020. PNM recorded revenues from the rider of $12.0 million and $42.3 million in the three and nine months ended September 30, 2020 and $11.9 million and $37.4 million in the three and nine months ended September 30, 2019. On June 1, 2020, PNM filed its renewable energy procurement plan for 2021 which proposes to collect $67.8 million, including recovery of a regulatory asset for $2.3 million for unrecovered costs of PNM's Sky Blue voluntary renewable energy program. The Sky Blue regulatory asset of $2.3 million includes carrying charges at 8.64% totaling $0.7 million. PNM is not proposing any new procurements in the plan. The NMPRC assigned this matter to a hearing examiner who held a hearing on the matter on September 24 and 25, 2020. On October 14, 2020, the Hearing Examiner issued a recommended decision recommending that the NMPRC reject PNM's request to recover the Sky Blue regulatory asset in the case because PNM had not complied with the requirements of the NMPRC's order authorizing creation of the regulatory asset, including the requirement that PNM separately identify the portion of the regulatory asset that is made up of the costs of the voluntary renewable energy resources that source the Sky Blue program. The Hearing Examiner recommends that PNM be permitted to seek recovery of the regulatory asset in a future proceeding but that the carrying charge associated with the regulatory asset be reduced from 8.64% to 4%. In addition, the Hearing examiner recommends that the NMPRC require PNM to file an application requesting termination of the Sky Blue program within 30 days of a final order based on PNM’s projection that the program will not have sufficient participants to allow PNM to recover program costs solely from participants. PNM cannot predict the outcome of this matter.
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

In 2019, PNM submitted a filing to address incentives to be earned in 2020. PNM’s proposed incentive mechanism is similar to that approved for 2018 and 2019 with minor modifications to reflect input from interested parties. The proposed incentive mechanism includes a base incentive of 7.1% of program costs, or approximately $1.8 million, based on savings of 59 GWh in 2020 with a sliding scale that provides for additional incentive if savings exceed 68 GWh. On May 28, 2020, PNM began collecting $0.5 million of additional incentive resulting from PNM's 2019 energy efficiency reconciliation. No hearings were considered necessary and PNM’s 2020 energy efficiency rider reflecting the 2020 incentive became effective beginning December 30, 2019.

On April 15, 2020, PNM filed an application for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The proposed program portfolio consists of twelve programs with a total annual budget of $31.4 million in 2021, $31.0 million in 2022, and $29.6 million in 2023. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget if PNM were to achieve energy savings of at least 80 GWh in a year. The proposed incentive would increase if PNM is able to achieve savings greater than 80 GWh in a year. The application also proposed an advanced metering infrastructure (“AMI”) pilot program, which included the installation of 5,000 AMI meters at a cost of $2.9 million. PNM proposed the pilot program to comply with an NMPRC order denying PNM’s February 2016 application to replace its existing customer metering equipment with AMI. PNM did not recommend the AMI pilot program due to the limited benefits that are cost-effective under a pilot structure. On September 17, 2020 the Hearing Examiner in the case issued a recommended decision recommending that PNM's proposed energy efficiency and load management program be approved, with the exception of the proposed AMI pilot program. On October 28, 2020 the NMPRC issued an order adopting the recommended decision in its entirety. This matter is now concluded.

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

2020 IRP

In the third quarter of 2019, PNM initiated its 2020 IRP process which will cover the 20-year planning period from 2019 through 2039. Consistent with historical practice, PNM has provided notice to various interested parties and has hosted a series of public advisory presentations. PNM will continue to seek input from interested parties as a part of this process. NMPRC rules require PNM to file its 2020 IRP in July 2020. On March 16, 2020, PNM filed a motion to extend the deadline to file its 2020 IRP to six months after the NMPRC issues a final order approving a replacement resource portfolio and closes the docket in the bifurcated SJGS Abandonment Application and replacement resource proceedings. On April 8, 2020, the NMPRC approved PNM's motion to extend the deadline to file its 2020 IRP as requested. On July 29, 2020 the NMPRC issued a final order for a replacement resource portfolio in the SJGS proceedings, thereby setting the deadline for filing PNM's 2020 IRP as January 29, 2021.
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

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application sought NMPRC approval to retire PNM’s share of SJGS after the existing coal supply and participation agreements end in June 2022, for approval of replacement resources, and for the issuance of “energy transition bonds,” as provided by the ETA. PNM’s application proposed several replacement resource scenarios including PNM’s recommended replacement scenario, which would have provided cost savings to customers compared to continued operation of SJGS, preserved system reliability, and is consistent with PNM’s plan to have an emissions-free generation portfolio by 2040. This plan would have provided PNM authority to construct and own a 280 MW natural gas-fired peaking plant to be located on the existing SJGS facility site, and 70 MW of battery storage facilities. In addition, PNM’s recommended replacement resource scenario would have allowed PNM to execute PPAs to procure renewable energy from a total of 350 MW of solar-PV generating facilities and for energy from a total of 60 MW of battery storage facilities. PNM’s application included three other replacement resource scenarios that would have placed a greater amount of resources in the San Juan area, or resulted in no new fossil-fueled generating facilities, or no battery storage facilities being added to PNM’s portfolio. When compared to PNM's recommended replacement resource scenario, the three alternative resource scenarios were expected to result in increased costs to customers and the two alternative resource scenarios that result in no new fossil-fueled generating facilities were expected to not provide adequate system reliability. The SJGS Abandonment Application also included a request to issue approximately $361 million of energy transition bonds (the “Securitized Bonds”). PNM’s request for the issuance of Securitized Bonds included approximately $283 million of forecasted undepreciated investments in SJGS at September 30, 2020, an estimated $28.6 million for plant decommissioning and coal mine reclamation costs, approximately $9.6 million in upfront financing costs, and approximately $20.0 million for job training and severance costs for affected employees. Proceeds from the Securitization Bonds would also be used to fund approximately $19.8 million for economic development in the four corners area.

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

On February 21, 2020, the Hearing Examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of replacement resources, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The Hearing Examiners recommended that PNM be authorized to abandon SJGS by June 30, 2022, and to record regulatory assets for certain other abandonment costs that are not specifically addressed under the provisions of the ETA to preserve its ability to recover the costs in a future general rate case. The Hearing Examiner recommended that this authority only extend to the deferral of the costs and it not be an approval of any ratemaking treatment. The Hearing Examiners also recommended PNM be authorized to issue Securitized Bonds of up to $361 million and establish a rate rider to collect non-bypassable customer charges for repayment of the bonds and be subject to bi-annual adjustments (the “Energy Transition Charge”). The Hearing Examiners recommended an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the Hearing Examiners recommended PNM be granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, economic development, and workforce training. On April 1, 2020, the NMPRC unanimously approved the Hearing Examiners' recommended decisions regarding the abandonment of SJGS and the related securitized financing under the ETA. On April 10, 2020, CFRE and NEE filed a notice of appeal with the NM Supreme Court of the NMPRC's approval of PNM's request to issue securitized financing under the ETA. The NM Supreme Court granted motions to intervene filed by PNM, WRA, CCAE, and the Sierra Club. On May 8, 2020, CFRE and NEE filed a joint statement of issues with the NM Supreme Court which asserts that the NMPRC improperly applied the ETA and that the ETA violates the New Mexico Constitution. On June 19, 2020, WRA filed a motion to dismiss CFRE and NEE’s constitutional challenges to the ETA on the ground that the New Mexico Constitution provides that only New Mexico district courts have original jurisdiction over the claims. On July 24, 2020, the NM Supreme Court issued an order denying WRA’s motion to dismiss. On August 17, 2020, the appellants filed a Brief in Chief and on October 5, 2020, PNM, WRA, CCAE and Sierra Club filed Answer Briefs. PNM cannot predict the outcome of this matter.

PNM evaluated the consequences of the NMPRC's April 1, 2020 orders approving the abandonment of SJGS and the related issuance of Securitized Bonds under GAAP. This evaluation indicated that it is probable that PNM will be required to fund severances for PNM employees at the facility upon its retirement in 2022 and for PNMR shared services employees providing administrative and other support services to SJGS. In addition, the evaluation indicated that it is probable PNM will be obligated to fund severances and other costs for the WSJ LLC employees and to fund certain state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. PNM believes these obligations can be reasonably estimated as of March 31, 2020 and, pursuant to the NMPRC's April 1, 2020 orders and the requirements of the ETA, are recoverable from New Mexico retail customers. As a result, in March 2020, PNMR and PNM recorded obligations of $9.4 million and $8.1 million for estimated severances, $8.9 million for obligations to fund severances and other costs of WSJ LLC employees, and to fund $19.8 million to state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. The total amount recorded for these estimates of $38.1 million and $36.8 million is reflected in other deferred credits and as a corresponding deferred regulatory asset on PNMR's and PNM's Condensed Consolidated Balance Sheets as of September 30, 2020. These estimates may be adjusted in future periods as the Company refines its expectations. In addition, as discussed above these costs may be challenged by parties pursuant to the notices of appeal filed with the NM Supreme Court on April 10, 2020.

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

On June 24, 2020, the Hearing Examiners issued a second recommended decision on PNM's request for approval of replacement resources that addressed the entire portfolio of replacement resources and superseded their March 27, 2020 partial recommended decision. The Hearing Examiners concluded that the ultimate selection of a portfolio of replacement resources involves policy considerations that are the province of the NMPRC and stated that they did not intend to make that decision for the NMPRC. The Hearing Examiners recommended that the NMPRC take one of two approaches to select replacement resources. The first approach emphasized resource selection criteria identified in the ETA which include the location of replacement resources over resource selection criteria traditionally applied by the NMPRC including price and reliability. This approach recommended approval of a replacement resource portfolio that includes a 300 MW solar PPA combined with a 150 MW battery storage agreement, a 50 MW solar PPA combined with a 20 MW battery storage agreement, a 200 MW solar PPA combined with a 100 MW battery storage agreement, a 100 MW solar PPA combined with a 30 MW battery storage agreement, and approximately 24 MW of demand response. The second approach emphasized the NMPRC’s traditional resource selection criteria including price and reliability, which included a mix of solar PPAs combined with battery storage agreements and a 200 MW PNM-owned natural gas facility. The Hearing Examiners recommended that the NMPRC require PNM to file, within 30 days, any new proposed PPAs and battery storage agreements required to implement the replacement resource portfolio approved by the NMPRC in a new docket for expedited consideration. The Hearing Examiners also recommended that PNM be permitted to recover the energy costs of these PPAs through its FPPAC, and that PNM should recover the demand cost of the battery storage agreements in base rates in a future general rate case. On July 29, 2020, the NMPRC issued an order approving the Hearing Examiners' first recommended approach, concluding that this approach satisfies threshold reliability considerations for replacement resources. The order also granted in part PNM’s request for an extension of time for PNM to file the application to implement the replacement resource portfolio. PNM has 60 days from the date of the order to file an application in a separate docket seeking approval of the proposed final, executed contracts, for any replacement resources that are not currently in evidence that have been approved by the NMPRC.

On September 28, 2020 PNM filed its application for approval of the final executed contracts for the replacement resources. PNM proposed an alternative to the 200 MW solar PPA combined with a 100 MW battery storage agreement and the 100 MW solar PPA combined with a 30 MW battery storage agreement: a single 299 MW solar PPA combined with a 130 MW battery storage agreement. Approval of the alternative would result in customer savings without materially changing the resource selection criteria relied on by the NMPRC in approving the replacement resources. In addition, PNM provided updated costs estimates of $8.1 million for the SJGS replacement resources, based on the NMPRC authorization to create regulatory assets granted in the abandonment order, which it plans to seek recovery of in a future general rate case. PNM asked the NMPRC to issue a final order in the proceeding no later than December 4, 2020 to allow for expeditious approval of the contracts so that the replacement resources may be in service to meet peak summer demand in 2022. PNM cannot predict the outcome of this matter.

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

PNM Solar Direct

On May 31, 2019, PNM filed an application with the NMPRC for approval of a program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program. PNM proposed to recover costs of the program directly from subscribing customers through a rate rider. Under the rider, PNM would procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. PNM had fully subscribed the entire output of the 50 MW facilities at the time of the filing. Hearings on the application concluded on January 9, 2020. On March 11, 2020, the hearing examiner issued a recommended decision recommending approval of PNM's application. The hearing examiner's recommended decision was approved by the NMPRC on March 25, 2020. These facilities are expected to begin commercial operations in June 2021. This matter is now concluded.

Application for a New 345-kV Transmission Line

As discussed in Note 17 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K, on August 10, 2018, PNM filed an application seeking NMPRC approval of a CCN to construct and operate a 345-kV transmission line and associated facilities (the “BB2 Line”), and to determine the rate making treatment to apply to the BB2 Line and related rights-of-way. PNM’s application requested that the NMPRC apply standard ratemaking treatment to the estimated $85 million cost of the project resulting in a jurisdictional allocation of costs to all of PNM’s transmission and retail customers. On June 12, 2019, the NMPRC issued an updated final order granting the CCN but defers rate making treatment to a future rate case. On October 2, 2020, PNM made a voluntary interim compliance filing notifying the NMPRC that the cost of the project increased by approximately $24 million, to approximately $109 million. The filing states that the updated engineering requirements, particularly increased strength requirements for the steel structures as the reason for the cost increase. The filing further states that the in-service date of the project is December 2020.

COVID-19 Regulatory Matters

In March 2020, PNM and other utilities voluntarily implemented a temporary suspension of disconnections and late payment fees for non-payment of utility bills in response to the impacts of the novel coronavirus global pandemic (“COVID-19”). On March 18, 2020, the NMPRC conducted an emergency open meeting for the purpose of adopting emergency amendments to its rules governing service to residential customers. The NMPRC’s emergency order is applicable during the duration of the Governor of New Mexico's emergency executive order and allows for the closure of payment centers, prohibits the discontinuance of a residential customer’s service for non-payment, and suspends the expiration of medical certificates for certain customers. On April 27, 2020, PNM, El Paso Electric Company, New Mexico Gas Company, and Southwestern Public Service Company filed a joint motion with the NMPRC requesting authorization to track costs resulting from each utility's response to the COVID-19 outbreak. The utilities propose these incremental costs and uncollected customer accounts receivable resulting from COVID-19 during the period March 11, 2020 through December 31, 2020 be recorded as a regulatory asset. On June 24, 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As a result, PNM deferred incremental costs related to COVID-19 of $3.6 million as a regulatory asset on the Condensed Consolidated Balance Sheet at September 30, 2020. The NMPRC’s order also imposed additional quarterly reporting requirements on public utilities creating regulatory assets that include changes in customer usage and increased costs and savings recorded to regulatory assets and liabilities.

2020 Decoupling Petition

On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. PNM proposes to record the difference between the annual revenue per customer derived from the cost of service approved in the NM 2015 Rate Case and the annual revenue per customer actually

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recovered from the rate classes beginning on January 1, 2021. If approved, on January 1, 2022, PNM would begin to collect the difference from customers if the revenue per customer from the NM 2015 Rate Case exceeds the actual revenue recovered in 2021, or return the difference to customers if the actual revenue per customer recovered in 2021 exceeds the revenue per customer from the NM 2015 Rate Case. The NMPRC assigned this matter to a hearing examiner, who scheduled a hearing on PNM's petition for October 13, 2020. On July 13, 2020, NEE, ABCWUA, the City of Albuquerque, and Bernalillo County filed motions to dismiss the petition on the grounds that approving PNM’s proposed rate adjustment mechanism outside of a general rate case would result in retroactive ratemaking and piecemeal ratemaking. The motions to dismiss also allege that PNM’s proposed rate adjustment mechanism is inconsistent with the EUEA. Responses to the motions to dismiss were filed on August 7, 2020. On September 16, 2020 ABCWUA, Bernalillo County, CCAE, the City of Albuquerque, NEE, NMAG, Staff and WRA filed testimony. CCAE and WRA support PNM's petition, but recommend that the rate adjustment mechanism not take effect until new rates are approved in PNM's next general rate case. The other parties filing testimony oppose PNM's petition. On October 2, 2020, PNM requested an order to vacate the public hearing, scheduled to begin October 13, 2020, and staying the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the Hearing Examiner approved PNM's request to stay the proceeding and vacate the public hearing and required PNM to file a petition for declaratory order by October 30, 2020. Additionally, the order states that PNM has agreed to an unspecified but appropriate extension of the statutory period for NMPRC action. On October 30, 2020 PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. PNM cannot predict the outcome of this matter.

Audit of PNM’s Compliance with OATT and Financial Reporting

On December 8, 2017, FERC informed PNM it was commencing an audit of PNM’s compliance with several requirements, including compliance with FERC’s Uniform System of Accounts for the annual reporting periods ending December 31, 2015 through December 31, 2019. On July 7, 2020, FERC audit staff issued their final audit report and provided their findings and recommendations. The severity of the findings and recommendations was low as no overall market or customer harm was found. One finding disallowed inclusion of certain costs in the computation of AFUDC and required PNM to reduce previously capitalized AFUDC. As a result, PNM recorded $1.9 million pre-tax increase to interest charges for debt AFUDC and a decrease of less than $0.1 million to other income for equity AFUDC in the nine months ended September 30, 2020. In addition, FERC also recommended PNM revise its procedures to record upfront and quarterly commitment fees, previously recorded as interest expense, to administrative and general expense. PNM has agreed to the findings and recommendations for corrective action in the report and submitted its implementation plan to comply with the recommendations on August 5, 2020.

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

The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 21, 2019	$111.8	$14.3
September 19, 2019	21.9	3.3
March 27, 2020	59.2	7.8
October 7, 2020	10.8	2.0

Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments to reflect changes in investments in distribution assets. Distribution utilities may file for a periodic rate adjustment between April 1 and April 8 of each year as long as the electric utility is not earning more than its authorized rate of return using weather-normalized data.

On April 6, 2020, TNMP filed its first application for a distribution cost recovery factor (the "2020 DCOS"). The 2020 DCOS application requests an increase in TNMP's annual distribution revenue requirement of $14.7 million based on net capital incremental distribution investments of $149.2 million. TNMP requested a procedural schedule that would result in rates being effective in September 2020. On June 26, 2020, the parties filed a unanimous settlement for a $14.3 million annual distribution revenue requirement with rates effective September 1, 2020. Subsequently, the ALJ issued an order on June 30, 2020, approving interim rates effective September 1, 2020, and remanded the case to the PUCT for approval. On August 13, 2020, the PUCT approved the unanimous settlement.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP’s 2019 EECRF filing requested recovery of $5.9 million, including a performance bonus of $0.8 million, and became effective on March 1, 2020. On May 29, 2020, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2021. The total amount requested was $5.9 million of program costs in 2021, which includes a performance bonus of $1.0 million based on TNMP’s energy efficiency achievements in the 2019 plan year. A procedural schedule was issued setting a hearing on merits for August 21, 2020. On July 2, 2020, the parties filed a joint motion to abate the procedural schedule in order to pursue settlement and on July 27, 2020, a unanimous settlement stipulation was filed with the PUCT to recover its requested costs in 2021, including the performance bonus of $1.0 million. On September 10, 2020, the PUCT issued a final order approving TNMP's energy efficiency application.

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

TNMP filed its rider on March 30, 2020. The rider was effective immediately and establishes a charge of $0.33 per MWh in accordance with the PUCT's order. As of September 30, 2020, unpaid residential retail customer bills exceeded collections under the rider and are presented net as a regulatory asset of $0.5 million on the Condensed Consolidated Balance Sheet. Other COVID-19 related costs of $0.5 million were also recorded as a regulatory asset on the Condensed Consolidated Balance Sheet as of September 30. 2020. On April 14, 2020, TNMP executed an interest-free loan agreement to borrow $0.5 million from ERCOT.

On August 27, 2020, the PUCT issued an order determining that new enrollments in the program should end on August 31, 2020 and benefits under the program should end on September 30, 2020 to allow eligible customers a minimum of one month of benefits from the program. In addition, the PUCT has determined that November 30, 2020 is the appropriate date by which REPs must submit a request for reimbursement under the program. Furthermore, as allowed in the loan agreements between ERCOT and electric utilities, the PUCT has extended the date by which each electric utility must reimburse ERCOT for its initial contribution from September 26, 2020 to December 15, 2020. On October 30, 2020, TNMP repaid the balance of the loan.

Competition Transition Charge Final Reconciliation

In connection with the adoption of Senate Bill 7 by the Texas Legislature in 1999 that deregulated electric utilities operating within ERCOT, TNMP was allowed to recover its stranded costs through the CTC including a carrying charge. On July 10, 2020, TNMP filed to reconcile and stop the CTC surcharge beginning on September 1, 2020, as TNMP will have collected substantially all of its CTC regulatory asset. On July 23, 2020, the ALJ accepted TNMP's filing effectively stopping the CTC surcharge on September 1, 2020. TNMP made a compliance filing on September 14, 2020, to reconcile recoveries under the rider. On September 28, 2020, PUCT Staff filed its recommendation for approval of TNMP's proposed revisions to the CTC Rider and on September 29, 2020 the PUCT approved the recommended decision with rates effective for one month in November 2020.

Advanced Meter System Deployment

TNMP was notified by its largest AMS service provider that its existing communication platform would be decommissioned in February 2022. TNMP evaluated technological alternatives for its AMS and on October 2, 2020, filed an application with the PUCT for authorization to implement necessary upgrades of approximately $46 million by November 2022. TNMP will seek recovery of the investment associated with the upgrade in a future general rate proceeding or distribution cost recovery factor filing.

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

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the leased interests. If such an event had occurred as of September 30, 2020, amounts due to the lessors under the circumstances described above would be up to $154.5 million, payable on January 15, 2021 in addition to the scheduled lease payments due on that date.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of September 30, 2020 and December 31, 2019, the unamortized balance of these rights-of-ways was $58.0 million and $60.2 million. PNM recognized amortization expense associated with these agreements of $0.9 million and $2.8 million in the three and nine months ended September 30, 2020, and $0.9 million and $2.8 million in the three and nine months ended September 30, 2019.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At September 30, 2020, residual value guarantees on fleet vehicle and equipment leases are $0.8 million, $1.3 million, and $2.1 million for PNM, TNMP, and PNMR Consolidated.

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2020			December 31, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$103,251	$7,876	$111,638	$120,585	$9,954	$131,212
Current portion of operating lease liabilities	24,282	2,341	26,826	25,927	2,753	29,068
Long-term portion of operating lease liabilities	76,252	5,311	81,933	97,992	7,039	105,512

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2020			December 31, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$10,491	$11,047	$21,841	$4,857	$4,910	$10,028
Accumulated depreciation	(1,503)	(1,576)	(3,159)	(482)	(466)	(973)
Non-utility property, net	8,988	9,471	18,682	4,375	4,444	9,055

Other current liabilities	1,804	1,946	3,829	722	850	1,637
Other deferred credits	6,924	7,532	14,603	3,333	3,597	7,102

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of September 30, 2020 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	6.17	3.69	5.99
Financing leases	5.07	5.12	5.07

Weighted average discount rate:
Operating leases	3.93%	4.03%	3.93%
Financing leases	2.85%	3.05%	2.95%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information for the components of lease expense is as follows:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,798	$685	$7,545	$20,538	$2,205	$22,938
Amounts capitalized	(248)	(577)	(825)	(786)	(1,812)	(2,599)
Total operating lease expense	$6,550	$108	$6,720	$19,752	$393	$20,339
Financing lease cost:
Amortization of right-of-use assets	435	439	893	1,022	1,110	2,187
Interest on lease liabilities	58	74	134	156	198	358
Amounts capitalized	(281)	(452)	(733)	(682)	(1,105)	(1,787)
Total financing lease expense	212	61	294	496	203	758

Variable lease expense	63	—	63	158	—	158
Short-term lease expense	16	4	22	176	5	183
Total lease expense for the period	$6,841	$173	$7,099	$20,582	$601	$21,438

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,873	$726	$7,725	$21,260	$2,439	$24,051
Amounts capitalized	(319)	(630)	(949)	(1,015)	(1,949)	(2,964)
Total operating lease expense	$6,554	$96	$6,776	$20,245	$490	$21,087
Financing lease cost:
Amortization of right-of-use assets	143	125	274	286	264	556
Interest on lease liabilities	26	27	54	56	61	117
Amounts capitalized	(81)	(114)	(195)	(158)	(233)	(391)
Total financing lease expense	88	38	133	184	92	282

Variable lease expense	32	—	32	64	—	64
Short-term lease expense	63	5	68	212	10	263
Total lease expense for the period	$6,737	$139	$7,009	$20,705	$592	$21,696

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to the Company’s leases is as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,804	$483	$26,708	$26,092	$757	$27,225
Operating cash flows from financing leases	58	32	94	28	17	45
Finance cash flows from financing leases	378	215	646	113	72	189

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$143,816	$12,942	$157,816
Financing leases	5,635	6,309	11,985	3,645	3,678	7,402

Capitalized costs excluded from the operating and financing cash paid for leases above for the nine months ended September 30, 2020, are $0.8 million and $0.7 million at PNM, $1.8 million and $1.1 million at TNMP, and $2.6 million and $1.8 million at PNMR. For the nine months ended September 30, 2019, capitalized costs excluded are $1.0 million and $0.2 million at PNM, $1.9 million and $0.2 million at TNMP, and $3.0 million and $0.4 million at PNMR. These capitalized costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019.

Future expected lease payments are shown below:

	As of September 30, 2020
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2020	$511	$438	$565	$682	$1,097	$1,253
2021	2,011	26,576	2,210	2,426	4,304	29,294
2022	1,959	26,266	2,115	1,975	4,155	28,452
2023	1,899	17,735	1,926	1,481	3,869	19,395
2024	1,277	7,908	1,583	877	2,863	8,833
Later years	1,739	34,467	1,977	765	3,717	35,489
Total minimum lease payments	9,396	113,390	10,376	8,206	20,005	122,716
Less: Imputed interest	668	12,856	898	554	1,573	13,957
Lease liabilities as of September 30, 2020	$8,728	$100,534	$9,478	$7,652	$18,432	$108,759

The above table includes $11.3 million, $16.0 million, and $27.3 million for PNM, TNMP, and PNMR at September 30, 2020 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

(14)   Income Taxes

In December 2017, comprehensive changes in United States federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the deductibility of officer compensation. During 2019, the IRS issued proposed regulations related to certain officer compensation and, in July 2020, issued final and proposed regulations and other guidance on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, the IRS issued regulations interpreting Tax Act amendments to depreciation provisions of the IRC that allow the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017. See additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. Among other things, the CARES Act includes tax provisions that generally loosen restrictions on NOL utilization and business interest deductions, and accelerate refunds of previously generated alternative minimum tax credits. In addition, the CARES Act includes a temporary provision allowing businesses to defer payments to the government for some payroll taxes. The CARES Act provisions related to NOL utilization and business interest deductions are not applicable for the Company however, in June 2020, the Company applied for $5.2 million of accelerated refunds of previously generated alternative minimum tax credits and is deferring payments of certain payroll taxes.

Beginning February 2018, PNM’s NM 2016 Rate Case reflects the reduction in the federal corporate income tax rate, including amortization of excess deferred federal and state income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years, and excess deferred state income taxes to customers over a period of three years. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP will amortize federal and state excess deferred income taxes of $30.7 million, $21.6 million, and $9.1 million in 2020. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 12.

As required under GAAP, the Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. GAAP also provides that certain unusual or infrequently occurring items, including excess tax benefits related to stock awards, be excluded from the estimated annual effective tax rate calculation. At September 30, 2020, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2020 would be 8.44%, 11.29%, and 8.83%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal and state income taxes ordered by the NMPRC in PNM’s NM 2016 Rate Case and the amortization of excess deferred federal income taxes as ordered by the PUCT in TNMP’s 2018 Rate Case. During the three and nine months ended September 30, 2020, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced by excess tax benefits related to stock awards of zero and $0.4 million for PNMR, of which zero and $0.3 million was allocated to PNM and zero and $0.1 million was allocated to TNMP.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Services billings:
PNMR to PNM	$24,204	$22,853	$70,848	$72,604
PNMR to TNMP	9,645	8,639	28,075	27,082
PNM to TNMP	106	97	295	286
TNMP to PNMR	35	35	106	106
PNMR to NMRD	74	68	199	163
Renewable energy purchases:
PNM from NMRD	3,723	757	7,646	2,331
Interconnection billings:
PNM to NMRD	—	—	350	—
PNM to PNMR	—	—	—	—
Interest billings:
PNMR to PNM	—	1,004	6	2,909
PNM to PNMR	60	75	218	224
PNMR to TNMP	—	—	2	42
Income tax sharing payments:
PNMR to PNM	—	—	—	—
TNMP to PNMR	—	—	—	—

(16)   Equity Method Investment

As discussed in Note 1 of the Company's 2019 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. As of September 30, 2020, NMRD’s renewable energy capacity in operation was 135.1 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the nine months ended September 30, 2020 and 2019, PNMR Development made cash contributions of $23.3 million and $29.3 million to NMRD to be used primarily for its construction activities.

PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Operating revenues	$3,462	$892	$7,769	$2,720
Operating expenses	2,100	730	5,152	2,181
Net earnings	$1,362	$162	$2,617	$539

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	September 30,	December 31,
	2020	2019
	(In thousands)
Current assets	$6,527	$7,187
Net property, plant, and equipment	173,952	132,772
Non-current assets	1,969	—
Total assets	182,448	139,959
Current liabilities	1,059	9,640
Non-current liabilities	351	—
Owners’ equity	$181,038	$130,319

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

For its annual evaluations performed as of April 1, 2020, PNMR performed a qualitative analysis for the PNM reporting unit and a quantitative analysis for the TNMP reporting unit. In addition to the typical considerations discussed above, the qualitative analysis considered changes in PNM’s expectations of future financial performance since the April 1, 2018 quantitative analysis performed for PNM, as well as the previous qualitative analyses through April 1, 2019. The April 1, 2018 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 19%. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2020 carrying value of PNM exceeded its fair value. Using the methods and considerations discussed above, the 2020 quantitative analysis indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 38%. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2020 carrying value of TNMP exceed its fair value. Since the April 1, 2020 annual evaluation, there have been no events, including the Merger, or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

(18)     Subsequent Event

On October 20, 2020, PNMR, Avangrid, and Merger Sub, entered into the Merger Agreement pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid.

Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of PNMR (other than (i) the issued shares of PNMR common stock that are owned by Avangrid, Merger Sub, PNMR or any wholly-owned subsidiary of Avangrid or PNMR, which will be automatically cancelled at the time the Merger is consummated (the "Effective Time") and (ii) shares of PNMR common stock outstanding immediately prior to the Effective Time and held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares) will be converted into the right to receive $50.30 in cash.

The proposed Merger has been unanimously approved by the Boards of Directors of PNMR, Avangrid and Merger Sub. Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of required regulatory approvals (including the PUCT, the NMPRC, FERC, the FCC, the CFIUS, the NRC and under the HSR), the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. The Merger is currently expected to close in the fourth quarter of 2021.

In connection with the Merger, Iberdrola, S.A. a corporation organized under the laws of the Kingdom of Spain, which owns 81.5% of the outstanding common stock of Avangrid (“Iberdrola”), has provided Avangrid a commitment letter (the "Iberdrola Funding Commitment Letter"), pursuant to which Iberdrola has unilaterally agreed to provide to Avangrid, or arrange the provision to Avangrid of, funds to the extent necessary for Avangrid to consummate the Merger, including the payment of the aggregate merger consideration. To the extent Avangrid wishes to effect a funding transaction under the Iberdrola Funding Commitment Letter in order to pay the merger consideration, the specific terms of any such transaction will

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

be negotiated between Iberdrola and Avangrid on an arm's length basis and must be approved by both (i) a majority of the members of the unaffiliated committee of the board of directors of Avangrid, and (ii) the entire board of directors of Avangrid. Under the terms of such commitment letter, Iberdrola S.A. has agreed to negotiate with Avangrid the specific terms of any transaction effecting such funding commitment promptly and in good faith, with the objective that such terms shall be commercially reasonable and approved by Avangrid. Avangrid’s and Merger Sub’s obligations under the Merger Agreement are not conditioned upon Avangrid obtaining financing.

The Merger Agreement provides for certain customary termination rights including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before January 20, 2022 (subject to a three-month extension by either party if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if Avangrid terminates the Merger Agreement due to a change in recommendation of the board of directors of PNMR or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement)), PNMR will be required to pay Avangrid a termination fee of $130.0 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of Avangrid’s breach of its regulatory covenants, or (ii) Avangrid fails to effect the Closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, Avangrid will be required to pay PNMR a termination fee of $184.0 million as the sole and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or Avangrid will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10.0 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 796,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.
Recent Developments

On October 20, 2020, PNMR, Avangrid and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid.

Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of PNMR (other than (i) the issued shares of PNMR common stock that are owned by Avangrid, Merger Sub, PNMR or any wholly-owned subsidiary of Avangrid or PNMR, which will be automatically cancelled at the Effective Time and (ii) shares of PNMR common stock outstanding immediately prior to the Effective Time and held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares) at the Effective Time will be converted into the right to receive $50.30 in cash.

The proposed Merger has been unanimously approved by the Boards of Directors of PNMR, Avangrid and Merger Sub. Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of required regulatory approvals (including the PUCT, the NMPRC, FERC, FCC, CFIUS, the NRC and under HSR), the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. The Merger is currently expected to close in the fourth quarter of 2021.
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

State Regulation

The rates PNM and TNMP charge customers are subject to traditional rate regulation by the NMPRC, FERC, and the PUCT.

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

2020 Decoupling Petition – On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. If approved, customer bills would not be impacted until January 1, 2022. On October 2, 2020, PNM requested an order to vacate the public hearing, scheduled to begin October 13, 2020, and staying the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the Hearing Examiner approved PNM's request to stay the proceeding and vacate the public hearing and required PNM to file a petition for declaratory order by October 30, 2020. On October 30, 2020 PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. See Note 12. PNM cannot predict the outcome of this matter.

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

Advanced Metering – TNMP completed its mass deployment of advanced meters across its service territory in 2016 and has installed more than 242,000 advanced meters. Beginning in 2019 the majority of costs associated with TNMP’s AMS program are being recovered through base rates. On October 2, 2020, TNMP filed an application with the PUCT for authorization to implement necessary technological upgrades of approximately $46 million to its AMS program by November 2022. TNMP will seek recovery of the investment associated with the upgrade in a future general rate proceeding or distribution cost recovery factor filing.

In February 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”), which was denied. As ordered by the NMPRC, PNM’s 2020 filing for energy efficiency programs to be offered in 2021, 2022, and 2023 included a proposal for an AMI pilot project, although PNM did not recommend the proposal due to the limited benefits that are cost-effective under a pilot structure. On September 17, 2020 the Hearing Examiner in the energy efficiency case issued a recommended decision recommending that PNM's proposed 2021 energy efficiency and load management program be approved, with the exception of the proposed AMI pilot program. On October 28, 2020 the NMPRC approved the recommended decision.

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

On April 6, 2020, TNMP filed its first application for a periodic distribution rate adjustment (the "2020 DCOS"). TNMP's 2020 DCOS application requests an increase in annual distribution revenues of $14.7 million and that new rates go into effect beginning in September 2020. On June 26, 2020, TNMP reached a unanimous settlement agreement with parties that would authorize TNMP to collect a $14.3 million annual distribution revenue requirement beginning in September 2020. On August 13, 2020, the PUCT approved the unanimous settlement. See Note 12.

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
PNMR targets a dividend payout ratio in the 50% to 60% range of its ongoing earnings. PNMR expects to provide at or above industry-average dividend growth in the near-term. The Board will continue to evaluate the dividend on an annual basis, considering sustainability and growth, capital planning, and industry standards.

The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
December 2017	9%
December 2018	9%
December 2019	6%

Maintaining Investment Grade Credit Ratings

The Company is committed to maintaining investment grade credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. On September 1, 2020, Moody's affirmed the credit rating and stable outlook for PNM. On September 4, 2020, Moody's affirmed the credit rating for PNMR and TNMP, affirmed the stable outlook for PNMR, and changed TNMP's rating outlook from stable to negative. Upon the announcement of the Merger on October 21, 2020, S&P revised its ratings outlook from stable to positive for PNMR, PNM, and TNMP and affirmed each of the ratings. All of the credit ratings issued by both Moody’s and S&P on the Company’s debt continue to be investment grade.

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

Safe, Reliable, and Affordable Power

Safety is the first priority of our business and core value of the Company. It is a key performance indicator of the overall success of PNMR. PNMR utilizes a Safety Management System to provide clear direction, objectives and targets for managing safety performance and minimizing risks and empowers employees to "Be the Reason Everyone Goes Home Safe".

PNMR measures reliability and benchmark performance of PNM and TNMP against other utilities using industry-standard metrics, including System Average Interruption Duration Index ("SAIDI"), System Average Interruption Frequency Index ("SAIFI") and Customer Average Interruption Duration Index ("CAIDI"). PNM's and TNMP's investment plans include projects designed to support reliability and reduce the amount of time customers are without power.

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

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico ranks 3rd in the Nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks 3rd in the nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. As of September 30, 2020, NMRD’s renewable energy capacity in operation was 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Facebook data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

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

In the third quarter of 2019, PNM initiated its 2020 IRP process which will cover the 20-year planning period from 2019 through 2039. Consistent with historical practice, PNM has provided notice to various interested parties and has hosted a series of public advisory presentations. NMPRC rules require PNM to file its 2020 IRP in July 2020. In April 2020, the NMPRC approved PNM's request to extend the deadline to file its 2020 IRP until six months after the NMPRC issues a final order approving replacement resources in PNM's SJGS Abandonment Application. In July 2020, the NMPRC issued a final order for a replacement resource portfolio in the SJGS proceedings, thereby setting the deadline for filing PNM's 2020 IRP as January 29, 2021. PNM will continue to seek input from interested parties as a part of this process. PNM cannot predict the outcome of this matter.

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

PNMR’s corporate website (www.pnmresources.com) includes a dedicated section providing key environmental and other sustainability information related to PNM’s and TNMP’s operations demonstrating the Company’s commitment to ESG principles. This information highlights plans for PNM to be coal-free by 2031 (subject to regulatory approval) and to achieve an emissions-free generating portfolio by 2040.

On September 21, 2020, PNM announced an agreement to partner with Sandia National Laboratories in research and development projects focused on energy resiliency, clean energy, and national security. The partnership demonstrates PNMR's commitment to an ESG principles based strategy on projects supporting its emissions-free generation goals and plans for a reliable, resilient, and secure grid to deliver New Mexico's clean energy future.

The Energy Transition Act (“ETA”)

On June 14, 2019, Senate Bill 489, known as the ETA, became effective. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-

fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. See additional discussion of the ETA in Note 16 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K and below in PNM’s SJGS Abandonment Application.

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

On March 27, 2020, the Hearing Examiners issued a partial recommended decision related to PNM's requested replacement resources. The Hearing Examiners recommended the NMPRC approve PNM's requested PPA replacement resources related to 350 MW of solar-PV facilities and 60 MW of battery storage facilities. On April 1, 2020, the NMPRC unanimously approved the Hearing Examiners' recommended decisions regarding the abandonment of SJGS and the Securitized Bonds. On April 29, 2020, the NMPRC issued an order declining to bifurcate a determination on replacement resources and deferring final consideration until the issuance of a comprehensive recommended decision addressing the entire portfolio of replacement resources. On June 24, 2020, the Hearing Examiners issued a second recommended decision on PNM's request for approval of replacement resources that addressed the entire portfolio of replacement resources. The Hearing Examiners recommended that the NMPRC take one of two approaches to select replacement resources. The first approach emphasized resource selection criteria identified in the ETA and would include PPA's for 650 MW of solar and 300 MW of battery storage. The second approach emphasized the NMPRC’s traditional resource selection criteria including price and reliability, which included a mix of solar PPAs combined with battery storage agreements and a 200 MW PNM-owned natural gas facility. On July 29, 2020 the NMPRC issued an order approving the Hearing Examiners' first recommended approach, concluding that this approach satisfies threshold reliability considerations for replacement resources. PNM had 60 days from the date of the order to file an application in a separate case seeking approval of the proposed final, executed contracts, for any replacement resources that were not in evidence that have been approved by the NMPRC. On September 28, 2020 PNM filed its application for approval of the final executed contracts for the replacement resources with proposed alternatives that would result in customer savings without materially changing the resource selection criteria relied on by the NMPRC in approving the replacement resources. PNM asked the NMPRC to issue a final order in the proceeding no later than December 4, 2020 to allow for the replacement resources to be in service to meet peak summer demand in 2022.

Pursuant to the NMPRC's April 1, 2020 order approving the abandonment of SJGS and the related issuance of Securitized Bonds, PNMR recorded obligations totaling $38.1 million for estimated severances and other costs resulting from the planned retirement of SJGS in 2022, and for expected funding to state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. This obligation is reflected in other deferred credits and as a corresponding deferred regulatory asset on PNMR's Condensed Consolidated Balance Sheets as of September 30, 2020. These estimates may be adjusted in future periods as the Company refines its expectations. See additional discussion of PNM's SJGS Abandonment Application and the related challenges filed with the NM Supreme Court in Note 12.

Other Environmental Matters – In addition to the regional haze rule and the ETA, SJGS and Four Corners may be required to comply with other rules that affect coal-fired generating units. In March 2017, President Trump issued an Executive Order on Energy Independence.  The order sets out two general policies: promote clean and safe development of energy resources, while avoiding regulatory burdens, and ensure electricity is affordable, reliable, safe, secure, and clean.  On June 19, 2019, EPA released the final Affordable Clean Energy rule. EPA is taking three separate actions in the final rule: (1) repealing the Clean Power Plan; (2) promulgating the Affordable Clean Energy rule; and (3) revising the implementing regulations for all emission guidelines issued under Clean Air Act Section 111(d) which, among other things, extends the deadline for state plans and the timing of EPA's approval process. EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. The final rule requires states to submit a plan to EPA by July 8, 2022 and then EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a federal plan. The rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after the planned shutdown of SJGS in 2022. The Company is reviewing the rule with respect to impacts to Four Corners. See Note 11.

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

PNMR is building upon its ESG goal of 100% emissions-free energy by 2040 with plans for additional emissions reductions through the electrification of its vehicle fleet. Growing the number of electric vehicles within the Company's fleet will benefit the environment and lower fuel costs furthering the commitment to ESG principles. Under the commitment, existing fleet vehicles will be replaced as they are retired with an increasing percentage of electric vehicles. The new goals call for 25% of all light duty fleet purchases to be electric by 2025 and 50% to be electric by 2030.

Renewable Energy

PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as solar, wind and geothermal energy purchased under PPAs. As of September 30, 2020, PNM has 157 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 145.0 MW at September 30, 2020. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 204 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM's 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind beginning in 2021. The NMPRC's approved portfolio to replace the planned retirement of SJGS will result in PNM executing solar PPAs of 650

MW combined with 300 MW of battery storage facilities. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements.

As discussed in Strategic Investments above, PNM is currently purchasing the output of 130 MW of solar capacity from NMRD that is used to serve the Facebook data center which includes two 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities constructed by NMRD to supply power to Facebook, Inc. The first 50 MW of these facilities began commercial operation in November 2019 and the second 50 MW facility began commercial operation in July 2020. Additionally, PNM has entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of power and RECs from a 50 MW wind project, which was placed in commercial operation in November 2018, a 166 MW wind project to be operational in December 2020, and a 50 MW solar-PV project to be operational in December 2021.

On May 31, 2019, PNM filed an application with the NMPRC for approval of a program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program ("PNM Solar Direct"). The costs of the program would be recovered directly from subscribing customers through a rate rider, including the costs to procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. These facilities are expected to be placed in commercial operation in June 2021. In March 2020, the NMPRC approved PNM's application, including the rate rider and PPA.

PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS and carbon-free resource requirements.

Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2019, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs is estimated to be approximately 65 GWh. This is equivalent to the annual consumption of approximately 9,500 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2019, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs is estimated to be approximately 16 GWh. This is equivalent to the annual consumption of approximately 1,285 homes in TNMP’s service territory. In April 2018, TNMP received the “Partner of the Year Energy Efficiency Delivery Award” for its High-Performance Homes Program. As discussed above, in April 2020, PNM filed an application for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The proposed program also included an AMI pilot program that PNM did not recommend due to the limited benefits that are cost-effective under a pilot structure. On September 17, 2020 the Hearing Examiner in the case issued a recommended decision recommending that PNM's proposed 2021 energy efficiency and load management program be approved, with the exception of the proposed AMI pilot program. On October 28, 2020 the NMPRC issued an order adopting the recommended decision in its entirety.

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

Customer, Stakeholder, and Community Engagement

Another key element of the Company’s commitment to ESG principles is fostering relationships with its customers, stakeholders and communities. The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has demonstrated a commitment to building productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced customer service engagement options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. As a result, PNM has seen significant gains in customer satisfaction in recent years in both the JD Power Electric Utility Residential Customer Satisfaction StudySM and its own proprietary relationship surveys. In September 2020, J.D, Power also ranked PNM as one of the top performers in the industry for improved impression of the company based on PNM's response to the COVID-19 pandemic.

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

With reliability being the primary role of a transmission and distribution service provider in Texas’ deregulated market, TNMP continues to focus on keeping end-users updated about interruptions and to encourage consumer preparation when severe weather is forecasted. This summer, TNMP provided a 33-person team for two weeks in support of another utility that experienced significant damage to their transmission and distribution system as a result of Hurricane Laura.

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

In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides more than $1 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop business, develop and implement environmental programs, and provide educational opportunities. Beginning in 2020, the PNM Resources Foundation is funding grants with a three-year focus on decreasing homelessness, increasing access to affordable housing, reducing carbon emissions, and community safety with an emphasis on COVID-19 programs. As part of this emphasis, $0.2 million has been awarded to nonprofits in New Mexico and Texas to assist with work being done on the front lines of the pandemic for community safety, with a focus on helping senior citizens and people currently experiencing homelessness during the shelter-in-place directives. In 2020, the PNM Resources Foundation expanded its matching donation program to offer 2-to-1 matching on employee donations made to social justice nonprofits and increased the annual amount of matching donations available to each of its employees.

During the three years ending December 2019, corporate giving contributed approximately $6.2 million to civic, educational, environmental, low income, and economic development organizations. PNMR recognizes its responsibility to support programs and organizations that enrich the quality of life for the people in its service territories and communities and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In 2020, PNM has partnered with key local organizations to initiate funding for programs focused on diversity, equity and inclusion. In response to COVID-19 community needs, PNMR donated to an Emergency Action Fund in partnership with key local agencies to benefit approximately ninety nonprofits and small businesses facing challenges due to lack of technology, shifting service needs, and cancelled fundraising events. Additionally, employee teams have supported first responders and other front-line workers through the delivery of food and other supplies often procured from local businesses struggling during stay-at-home orders. While its service territory does not include the Navajo Nation, PNM’s operations include generating facilities and employees in this region that has been disproportionately affected by the pandemic. In response, employee teams focused efforts to this region and also provided available supplies of personal protective equipment. PNM has also collaborated with the Navajo Tribal Utility Authority Wireless ("NTUAW") to set up wireless “hot spots” throughout the Navajo Nation in areas without internet access to assist first responders and support continued education opportunities amidst school closures. These actions supplement PNM’s continued support for the Navajo Nation. The PNM Navajo Nation Workforce Training Scholarship Program provides support for Navajo tribal members and encourages the pursuit of education and training in existing and emerging jobs in the communities in which they live. In 2019, PNM invested an additional $500,000 into this scholarship program to further assist in the development and education of the Navajo Nation workforce. PNM also continues to partner in the Light up Navajo project, piloted in 2019 and modeled after mutual aid to connect homes without electricity to the power grid.

Another important outreach program is tailored for low-income customers and includes the PNM Good Neighbor Fund to provide customer assistance with their electric utility bills. COVID-19 has increased the needs of these customers along with customers who may not otherwise need to seek assistance. In addition to the suspension of customer disconnections and expansion of customer payment plans, PNM responded with increased communications through media outlets and customer outreach to connect customers with nonprofit community service providers offering financial assistance, food, clothing, medical programs, and services for seniors. As a result of these communication efforts, approximately 1,000 families in need have received emergency assistance through the PNM Good Neighbor Fund during the third quarter of this year.

Additionally, on October 1, 2020, PNM introduced $2.0 million in funding for new COVID Customer Relief Programs to support income-qualified residential customers and small business customers who have been impacted by the financial challenges created by COVID-19 and have past due electric bills. Qualified customers that pay a portion of their past-due balance can receive assistance toward their remaining balance.

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

Economic Factors

PNM – In the three and nine months ended September 30, 2020, PNM experienced an increase in weather normalized residential load of 3.3% and 4.7%, partially offset by a decrease in weather normalized commercial load of 8.6% and 8.6% compared to 2019 primarily due to New Mexico state restrictions related to COVID-19. PNM did not experience significant impacts to its other customer classes.

TNMP – In the three and nine months ended September 30, 2020, TNMP experienced an increase in volumetric weather normalized retail load of 7.1% and 3.8% compared to 2019. Weather normalized demand-based load, excluding retail transmission customers, decreased 2.0% and 0.7% in the three and nine months ended September 30, 2020 compared to 2019. TNMP has experienced increased volumetric usage related to residential consumers offset by decreases in its demand based commercial consumer class as a result of impacts related to COVID-19.

The Company is unable to determine the duration or final impacts from COVID-19 as discussed in more detail in Item 1A. Risk Factors. The Company does not currently expect significant negative impacts to customer usage at PNM and TNMP resulting from the economic impacts of COVID-19. However, if current economic conditions worsen, the Company may be required to implement additional measures such as reducing or delaying operating and maintenance expenses and planned capital expenditures.

Results of Operations
Net earnings attributable to PNMR were $164.0 million, or $2.05 per diluted share in the nine months ended September 30, 2020 compared to $45.6 million, or $0.57 per diluted share, in 2019. Among other things, earnings in the nine months ended September 30, 2020 benefited from regulatory disallowance recorded in 2019 resulting from the NM Supreme Court's opinion in PNM's appeal of the NMPRC's decisions in the NM 2015 Rate Case, higher weather normalized residential load at PNM, higher volumetric load at TNMP, warmer weather at PNM, higher earnings on PNM's renewable rate rider, higher transmission rates at PNM and TNMP, higher distribution rates at TNMP, lower plant maintenance costs at PNM, and lower interest expense at PNM. These increases were partially offset by lower weather normalized commercial load at PNM, lower demand-based load at TNMP, milder weather conditions at TNMP, higher operational and maintenance expense, including higher employee related and outside service expense at TNMP, increased depreciation at PNM and TNMP and higher property taxes at TNMP due to increased plant in service, a donation to COVID Customer Relief Programs, and losses on PNM's PVNGS and coal mine reclamation investment securities. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that currently expire in October 2023. Both facilities provide for short-term borrowings and letters of credit and can be extended through October 2024, subject to approval by a majority of the lenders. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico, which expires in December 2022, and TNMP has a $75.0 million revolving credit facility, which expires in September 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. PNMR Development has a revolving credit facility with a capacity of $40.0 million, with the option to further increase the capacity up to $50.0 million upon 15-days advance notice, that expires in February 2021. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. In addition, PNMR has $50.0 million of available credit under the Merger Backstop Term Loan that has not been drawn upon. Total availability for PNMR on a consolidated basis was $722.4 million at October 27, 2020. Total availability at PNMR, on a consolidated basis, does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures, capital contributions for PNMR Development’s 50% ownership interest in NMRD, and dividends, will total $4.6 billion for 2020 - 2024, including amounts expended through September 30, 2020. The construction expenditures include estimated amounts for an anticipated expansion of PNM’s transmission system, including the planned purchase of the Western Spirit Line, and expenditures for PNM’s Wired for the Future capital program.

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

After considering the effects of these financings and the Company's short-term liquidity position as of October 27, 2020, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $1,262.1 million through October 2021. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2020-2024 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$121.8	$102.8	$19.0	$164.0	$45.6	$118.4
Average diluted common and common equivalent shares	79.9	80.0	(0.1)	80.0	80.0	—
Net earnings attributable to PNMR per diluted share	$1.52	$1.28	$0.24	$2.05	$0.57	$1.48

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
	(In millions)
PNM	$18.6	$116.0
TNMP	(1.2)	2.7
Corporate and Other	1.5	(0.3)
Net change	$19.0	$118.4

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

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In millions)
Electric operating revenues	$364.5	$331.1	$33.4	$873.4	$838.6	$34.8
Cost of energy	108.3	84.9	23.4	250.7	243.1	7.6
Utility margin	256.2	246.2	10.0	622.7	595.5	27.2
Operating expenses	99.2	97.2	2.0	299.3	459.2	(159.9)
Depreciation and amortization	40.5	40.5	—	123.7	119.6	4.1
Operating income	116.5	108.5	8.0	199.7	16.8	182.9
Other income (deductions)	14.8	4.3	10.5	8.4	30.0	(21.6)
Interest charges	(14.7)	(18.5)	3.8	(51.6)	(55.4)	3.8
Segment earnings (loss) before income taxes	116.6	94.2	22.4	156.5	(8.6)	165.1
Income (taxes) benefit	(13.6)	(9.5)	(4.1)	(16.1)	32.0	(48.1)
Valencia non-controlling interest	(3.6)	(3.9)	0.3	(11.2)	(10.2)	(1.0)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$99.3	$80.7	$18.6	$128.8	$12.8	$116.0

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change
	(Gigawatt hours, except customers)
Residential	1,050.8	1,023.9	2.6%	2,628.1	2,480.1	6.0%
Commercial	987.8	1,079.7	(8.5)	2,640.0	2,841.6	(7.1)
Industrial	370.4	313.8	18.0	1,042.0	830.1	25.5
Public authority	74.5	69.1	7.8	182.7	172.8	5.7
Economy energy service (1)	93.1	169.5	(45.1)	354.4	490.3	(27.7)
Other sales for resale	734.5	856.2	(14.2)	1,994.7	2,215.3	(10.0)
	3,311.1	3,512.2	(5.7)%	8,841.9	9,030.2	(2.1)%
Average retail customers (thousands)	535.8	530.6	1.0%	534.4	529.7	0.9%

(1) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

Operating Results – Three Months Ended September 30, 2020 compared to 2019

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2020
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized KWh sales increased 3.3% for residential customers partially offset by decreased sales to commercial customers of 8.6%	$4.4
Weather – Milder weather in 2020; cooling degree days were 1.9% lower in 2020	(0.5)
Transmission – Higher revenues under formula transmission rates and higher volumes	2.2
Rate riders – Includes renewable energy, fuel clause, and energy efficiency riders	1.7
Coal mine decommissioning – Decrease primarily due to 2019 remeasurement of PNM’s obligation for Four Corners coal mine reclamation (Note 11)	1.5
Other	0.7
Net Change	$10.0

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2020
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs at SJGS, PVNGS, and Four Corners, partially offset by higher costs for gas fired plants	$(1.0)
Lower property taxes due to a favorable settlement of property values, partially offset by increases in utility plant in service	(0.9)
Higher employee related and outside service expenses	2.0
Higher vegetation management expenses	0.4
Reclassification of upfront and quarterly commitment fees, offset in interest charges	0.3
Other	1.2
Net Change	$2.0

Depreciation and amortization:

Increased utility plant in service, including solar facilities under the renewable rider	$1.5
Lower accretion expense for PVNGS plant decommissioning ARO resulting from new 2020 study (Note 11)	(1.0)
Other	(0.5)
Net Change	$—

Three Months Ended September 30, 2020
Change
Other income (deductions):	(In millions)

Higher gains on investment securities in the NDT and coal mine reclamation trusts	$12.7
Higher equity AFUDC	0.4
Lower interest income and trust expenses related to investment securities in the NDT and coal mine reclamation trusts	(0.4)
COVID Customer Relief Programs donation	(2.0)
Other	(0.2)
Net Change	$10.5

Interest charges:

Lower interest on term loans	$0.7
Interest on deposit by PNMR Development for transmission interconnections in 2019, which is offset in Corporate and Other	1.0
Issuance of $200.0 million of SUNs in April 2020	(1.7)
Lower interest on PCRBs remarketed in 2020	3.4
Reclassification of upfront and quarterly commitment fees, offset in operating expenses	0.3
Other	0.1
Net Change	$3.8

Income (taxes) benefits:

Higher segment earnings before income taxes	$(5.8)
Changes in the anticipated effective tax rate, including amortization of excess deferred income taxes (Note 14)	1.7
Net Change	$(4.1)

Operating Results – Nine Months Ended September 30, 2020 compared to 2019

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2020
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized KWh sales increased by 4.7% for residential customers partially offset by decreased sales to commercial customers of 8.6%	$2.9
Weather – Warmer weather in 2020; cooling degree days were 15.3% higher in 2020	5.7
Leap Year – Increase in revenue due an additional day in 2020	1.8
Transmission – Increase primarily due to higher revenues under formula transmission rates, the addition of new customers, and higher volumes	5.1
Rate riders – Includes renewable energy, fuel clause, and energy efficiency riders	11.0
Other	0.7
Net Change	$27.2

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2020
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs at SJGS, PVNGS, and gas-fired plants, partially offset by higher costs at Four Corners	$(10.9)
Regulatory disallowance resulting from the NM Supreme Court’s May 2019 decision in PNM’s appeal of the NM 2015 Rate Case (Note 12)	(150.6)
Lower employee related and outside service expenses	(1.4)
Higher vegetation management expenses	0.4
Reclassification of upfront and quarterly commitment fees, offset in interest charges	0.9
Other	1.7
Net Change	$(159.9)

Depreciation and amortization:

Increased utility plant in service, including solar facilities under the renewable rider	$4.9
Lower accretion expense for PVNGS plant decommissioning ARO resulting from new 2020 study (Note 11)	(0.5)
Other	(0.3)
Net Change	$4.1

Other income (deductions):

Lower gains on investment securities in the NDT and coal mine reclamation trusts	$(17.1)
Lower equity AFUDC	(0.7)
Lower interest income and trust expenses related to investment securities in the NDT and coal mine reclamation trusts	(0.8)
COVID Customer Relief Programs donation	(2.0)
Other	(1.0)
Net Change	$(21.6)

Interest charges:

Lower interest on term loans	$1.6
Interest on deposit by PNMR Development for potential transmission interconnections in 2019, which is offset in Corporate and Other	2.9
Issuance of $200.0 million of SUNs in April 2020	(2.8)
Lower debt AFUDC resulting from FERC audit (Note 12)	(1.9)
Lower interest on PCRBs remarketed in 2020	3.7
Reclassification of upfront and quarterly commitment fees, offset in operating expenses	0.9
Other	(0.6)
Net Change	$3.8

Nine Months Ended September 30, 2020
Change
Income (taxes) benefits:	(In millions)

Higher segment earnings before income taxes	$(41.7)
Changes in the anticipated effective tax rate, including amortization of excess deferred income taxes (Note 14)	1.1
Reversal of excess deferred income taxes resulting from 2019 regulatory disallowances in the NM 2015 Rate Case (Note 12)	(7.5)
Net Change	$(48.1)

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

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In millions)
Electric operating revenues	$108.0	$102.5	$5.5	$290.3	$274.8	$15.5
Cost of energy	25.7	23.8	1.9	75.9	71.0	4.9
Utility margin	82.3	78.7	3.6	214.4	203.8	10.6
Operating expenses	28.0	24.1	3.9	78.4	73.3	5.1
Depreciation and amortization	22.5	22.0	0.5	66.7	62.7	4.0
Operating income	31.8	32.6	(0.8)	69.3	67.8	1.5
Other income (deductions)	2.3	1.8	0.5	4.8	3.1	1.7
Interest charges	(7.9)	(7.0)	(0.9)	(22.5)	(22.4)	(0.1)
Segment earnings before income taxes	26.1	27.3	(1.2)	51.6	48.4	3.2
Income (taxes)	(2.2)	(2.2)	—	(4.4)	(4.0)	(0.4)
Segment earnings	$23.9	$25.1	$(1.2)	$47.2	$44.5	$2.7

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change
Volumetric load (1) (GWh)	1,077.7	1,059.2	1.7%	2,473.4	2,429.7	1.8%
Demand-based load (2) (MW)	5,126.0	5,003.2	2.5%	14,905.3	14,312.7	4.1%
Average retail consumers (thousands) (3)	259.3	255.7	1.4%	258.3	254.8	1.4%

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

Operating Results – Three Months Ended September 30, 2020 compared to 2019

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2020
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in September 2019, and March 2020	$2.4
Distribution rate relief – Distribution cost of service rate established in September 2020	2.2
Volumetric-based customer usage/load – Weather normalized KWh sales increased 7.1%, the average number of retail consumers increased 1.4%	2.1
Demand-based customer usage/load – Lower demand-based revenues for large commercial and industrial customers; weather normalized billed demand excluding retail transmission customers decreased 2.0%	(0.1)
Weather – Milder weather in 2020; cooling degree days were 7.6% lower in 2020	(1.6)
Rate Riders and other – Impacts of rate riders, including the CTC surcharge, energy efficiency rider, rate case expense rider, and transmission cost recovery factor	(1.4)
Net Change	$3.6

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2020
Change
Operating expenses:	(In millions)

Higher employee related and outside service expenses	$1.8
Higher vegetation management expenses	0.4
Lower capitalization of administrative and general and other expenses due to lower construction expenditures	0.9
Higher property taxes due to increased utility plant in service	0.4
Other	0.4
Net Change	$3.9

Depreciation and amortization:

Increased utility plant in service	$1.6
Decreased amortization of CTC	(1.1)
Net Change	$0.5

Other income (deductions):

Higher equity AFUDC	$0.3
Higher CIAC	0.2
Net Change	$0.5

Interest charges:

Repayment of $35.0 million term loan in December 2019	$0.3
Issuance of $185.0 million first mortgage bonds in 2020	(1.3)
Higher AFUDC debt	0.1
Net Change	$(0.9)

Three Months Ended September 30, 2020
Change
Income (taxes) benefits:	(In millions)

Lower segment earnings before income taxes	$0.2
Amortization of excess deferred federal income taxes (Note 14)	(0.5)
Other	0.3
Net Change	$—

Operating Results – Nine Months Ended September 30, 2020 compared to 2019

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2020
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2019, September 2019, and March 2020	$9.0
Distribution rate relief – Distribution cost of service rate established in September 2020	2.2
Volumetric-based customer usage/load – Weather normalized KWh sales increased 3.8% in addition to the leap-year impact; the average number of retail consumers increased 1.4%	2.7
Demand-based customer usage/load – Demand-based revenues for large commercial and industrial customers excluding retail transmission customers decreased 0.7%	(0.2)
Weather – Milder weather in 2020; heating degree days were 21.1% lower in 2020	(1.7)
Rate Riders and other – Impacts of rate riders, including the CTC surcharge, energy efficiency rider, rate case expense rider, and transmission cost recovery factor	(1.4)
Net Change	$10.6

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2020
Change
Operating expenses:	(In millions)

Higher employee related and outside service expenses	$2.2
Higher vegetation management expenses	0.4
Lower capitalization of administrative and general and other expenses due to lower construction expenditures	0.7
Higher property taxes due to increased utility plant in service	1.1
Other	0.7
Net Change	$5.1

Nine Months Ended September 30, 2020
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$5.0
Decreased amortization of CTC	(1.0)
Net Change	$4.0

Other income (deductions):

Higher equity AFUDC	$0.7
Higher CIAC	0.9
Other	0.1
Net Change	$1.7

Interest charges:

Repayment of $172.3 million 9.50% first mortgage bonds in April 2019	$4.3
Issuance of $305.0 million first mortgage bonds in 2019	(3.6)
Repayment of $35.0 million term loan in December 2019	0.8
Issuance of $185.0 million first mortgage bonds in 2020	(1.9)
Other	0.3
Net Change	$(0.1)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(0.7)
Other	0.3
Net Change	$(0.4)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(4.9)	(5.3)	0.4	(14.6)	(16.6)	2.0
Depreciation and amortization	5.4	5.8	(0.4)	17.0	17.5	(0.5)
Operating income (loss)	(0.5)	(0.5)	—	(2.3)	(0.9)	(1.4)
Other income (deductions)	0.2	(0.3)	0.5	(0.8)	(1.2)	0.4
Interest charges	(4.6)	(4.8)	0.2	(14.8)	(14.0)	(0.8)
Segment earnings (loss) before income taxes	(4.9)	(5.6)	0.7	(17.8)	(16.1)	(1.7)
Income (taxes) benefit	3.5	2.6	0.9	5.8	4.4	1.4
Segment earnings (loss)	$(1.5)	$(3.0)	$1.5	$(12.0)	$(11.7)	$(0.3)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The changes in operating expense for the three and nine months ended September 30, 2020 include an increase for the reclassification of $0.2 million and $0.6 million in upfront and quarterly commitment fees, previously recorded as interest charges, and an increase of $0.1 million and $1.1 million in legal and consulting costs that were not allocated to

PNM or TNMP. Substantially all depreciation and amortization expense and other income (deductions) are offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended September 30, 2020 compared to 2019
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2020
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.6
Increase in donations and other contributions	(0.2)
Other	0.1
Net Change	$0.5

Interest charges:

Lower interest on term loans	$0.7
Lower interest on short-term borrowings	0.3
Reclassification of upfront and quarterly commitment fees, offset in operating expense	0.2
Elimination of intercompany interest	(1.0)
Net Change	$0.2

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$1.1
Lower segment loss before income taxes	(0.2)
Net Change	$0.9

Operating Results – Nine Months Ended September 30, 2020 compared to 2019
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2020
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$1.0
Increase in donations and other contributions	(0.8)
Other	0.2
Net Change	$0.4

Interest charges:

Lower interest on term loans	$1.5
Higher short-term borrowings	(0.1)
Reclassification of upfront and quarterly commitment fees, offset in operating expenses	0.6
Elimination of intercompany interest	(2.9)
Other	0.1
Net Change	$(0.8)

Nine Months Ended September 30, 2020
Change
Income (taxes) benefits:	(In millions)

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$1.0
Higher segment loss before income taxes	0.4
Net Change	$1.4

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2020 compared to September 30, 2019 are summarized as follows:

	Nine Months Ended September 30,
	2020	2019	Change
	(In millions)
Net cash flows from:
Operating activities	$368.0	$351.3	$16.7
Investing activities	(527.4)	(484.3)	(43.1)
Financing activities	186.5	151.0	35.5
Net change in cash and cash equivalents	$27.1	$18.0	$9.1

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

Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Nine Months Ended September 30,
	2020	2019	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(40.4)	$(50.3)	$9.9
Renewables	—	(49.6)	49.6
Transmission and distribution	(194.4)	(117.0)	(77.4)
Nuclear fuel	(17.1)	(17.9)	0.8
	(251.9)	(234.8)	(17.1)
TNMP:
Transmission	(90.1)	(65.5)	(24.6)
Distribution	(138.9)	(129.6)	(9.3)
	(229.0)	(195.1)	(33.9)
Corporate and Other:
Computer hardware and software	(14.4)	(15.0)	0.6
Total cash (outflows) for additions to utility plant	$(495.3)	$(444.9)	$(50.4)

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$489.2	$375.3	$113.9
Purchases of investment securities	(498.2)	(385.3)	(112.9)
Investments in NMRD	(23.3)	(29.3)	6.0
Other, net	0.2	(0.1)	0.3
Total cash (outflows) from investing activities	$(527.4)	$(484.3)	$(43.1)

Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:
•Short-term borrowings decreased $0.8 million in 2020 compared to an increase of $53.7 million in 2019, resulting in a net increase in cash flows from financing activities of $52.9 million
•In 2020, PNM borrowed $250.0 million under the PNM 2020 Term Loan and used the proceeds to prepay the PNM 2019 $250.0 million Term Loan
•In 2020, PNM issued $200.0 million of PNM 2020 SUNs and used $100.0 million of proceeds to repay $100.0 million of the PNM 2020 Term Loan. The remaining $100.0 million of the PNM 2020 SUNs was used to repay borrowings on the PNM Revolving Credit Facility and for other corporate purposes
•In 2020, TNMP issued $185.0 million of TNMP 2020 Bonds and used the proceeds to reduce short-term debt and for other corporate purposes.
•In 2020, PNM purchased and held three series of PCRBs totaling $100.3 million that were subject to mandatory tender on June 1, 2020. PNM purchased these bonds utilizing borrowings under the PNM Revolving Credit Facility and held the bonds until July 1, 2020, on which date they were remarketed in weekly mode, whereby interest rates will reset weekly.
•In 2020, PNM notified bondholders that it was calling PCRBs aggregating $302.5 million. On July 22, 2020 PNM purchased the bonds in lieu of redemption and remarketed them to new investors.
•In 2019, PNM borrowed $250.0 million under the PNM 2019 Term Loan and used the proceeds to repay the $200.0 million PNM 2017 Term Loan
•In 2019, TNMP issued $305.0 million of TNMP 2019 Bonds and used the proceeds to repay the $172.3 million 9.50% First Mortgage Bonds

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

On October 21, 2016, PNMR entered into the JPM LOC Facility under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which WSJ LLC is required to post in connection with permits relating to the operation of the San Juan mine. See Note 11. In May 2020, JPMorgan Chase Bank N.A. gave notice that it would not extend the letters of credit beyond their October 21, 2020 expiration. In August 2020, PNMR entered into the WFB LOC Facility to replace the JPM LOC Facility. Letters of credit were issued under the WFB LOC Facility and exchanged for the letters of credit outstanding under the JPM LOC Facility prior to the expiration of the JPM LOC Facility. On October 21, 2020, the JPM LOC Facility expired according to its terms.

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

At December 31, 2019, PNM had $40.0 million of outstanding PCRBs, which have a final maturity of June 1, 2040 and two series of outstanding PCRBs of $39.3 million and $21.0 million, which have a final maturity of June 1, 2043. These PCRBs, aggregating $100.3 million, were subject to mandatory tender on June 1, 2020. On June 1, 2020, PNM purchased these PCRBs utilizing borrowings under the PNM Revolving Credit Facility and converted the PCRBs to the weekly mode. PNM held these PCRBs (without legally canceling them) until July 1, 2020, when they were remarketed in the weekly mode and PNM used the remarketing proceeds to repay the revolver borrowings. PNM Floating Rate PCRBs in the weekly mode bear interest at rates that are reset weekly, giving investors the option to return the bonds for remarketing to new investors upon 7 days' notice. A corresponding portion of the borrowing capacity under the PNM Revolving Credit Facility is reserved to support the investors' option to return the PNM Floating Rate PCRBs upon 7 days' notice.

At December 31, 2019, PNM had PCRBs outstanding of $36.0 million at 6.25% issued by the Maricopa County, Arizona Pollution Control Corporation as well as $255.0 at 5.90% and $11.5 million at 6.25% issued by the City of Farmington, New Mexico. On June 22, 2020, PNM provided notice to the bondholders that it was calling the PCRBs aggregating $302.5 million. On July 22, 2020, PNM purchased the PCRBs in lieu of redemption and remarketed them to new investors. For information concerning the funding dates, mandatory tender dates, and interest rates on the PNM 2020 Fixed Rate PCRBs. See Note 9.

On October 20, 2020, in connection with the execution of the Merger Agreement (Note 18), PNMR entered into backstop credit facilities between PNMR, the lenders party thereto, and MUFG Bank, Ltd., as administrative agent. The Merger Backstop Revolving Facility was available to provide liquidity to refinance the PNMR Revolving Credit Facility, if needed, and the Merger Backstop Term Loan is available to provide liquidity to refinance any of the applicable PNMR term loan or, TNMP and PNMR Development credit facilities, if needed, and to fund other corporate purposes.

The Merger Backstop Revolving Facility expired on the execution of the necessary waiver amendments (discussed in Note 9). The Merger Backstop Term Loan matures on the earliest of the closing of the Merger and October 19, 2021 and bears interest at a variable rate based on a pricing grid. PNMR must pay interest on its borrowings under the Merger Backstop Term Loan from time to time following funding and must repay all amounts on or before the maturity date. The Merger Backstop Term Loan, consistent with PNMR’s current credit facilities, contain “ratings triggers” for pricing purposes only. If PNMR is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost.

Borrowings under the Merger Backstop Term Loan are conditioned on the ability of PNMR to make certain representations. The Merger Backstop Term Loan includes customary covenants, including requirements to maintain a maximum consolidated debt-to-consolidated capitalization ratio of less than or equal to 70%. The Merger Backstop Term Loan includes customary events of default and have cross default provisions and change of control provisions. If an event of default occurs, the administrative agent may, or upon the request and direction of lenders holding a specified percentage of the commitments shall, terminate the obligations of the lenders to make loans under the Merger Backstop Term Loan, and/or declare the obligations outstanding under the Merger Backstop Term Loan to be due and payable. Such termination and acceleration will occur automatically in the event of an insolvency or bankruptcy default.

As discussed in PNMR's Current Report on Form 8-K filed with the SEC on October 20, 2020, the execution of the Merger Agreement constituted a “Change of Control” under certain PNMR, TNMP and PNMR Development debt agreements. Under each of the specified debt agreements, a “Change of Control” constitutes an “Event of Default,” pursuant to which the lender parties thereto had the right to accelerate the indebtedness under the debt agreements. As discussed in PNMR's Current Report on Form 8-K filed with the SEC on October 28, 2020, PNMR, TNMP and PNMR Development entered into amendment agreements with the lender parties thereto to amend the definition of "Change of Control" such that the entry into the Merger Agreement would not constitute a Change of Control and to waive the Event of Default arising from entry into the Merger Agreement.

It is anticipated that if PNMR must draw upon the Merger Backstop Term Loan then some or all of the Merger Backstop Term Loan will be replaced or repaid by PNMR through one or a combination of the following: issuance of debt securities, common or preferred equity, other securities or borrowings under one or more credit facilities. PNMR has paid certain customary fees and expenses in connection with obtaining the Merger Backstop Revolving Facility and the Merger Backstop Term Loan.

The documents governing TNMP's aggregate $750.0 million of outstanding First Mortgage Bonds obligate TNMP to offer, within 30 business days following the signing of the Merger Agreement, to prepay all $750.0 million outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. However, based on the Company's assessment of the likelihood of the holders of the TNMP FMBs to accept the offer, the Company believes that it has adequate liquidity to satisfy its obligations to purchase the bonds. TNMP will make such offer to prepay the TNMP FMBs in accordance with the terms, however holders of the bonds are not required to tender their TNMP FMBs and may accept or reject such offer to prepay.

The information in this Quarterly Report on Form 10-Q is for informational purposes only and is neither an offer to purchase, nor a solicitation of an offer to sell, subscribe for or buy any securities in any jurisdiction pursuant to the proposed transactions or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. The offer to prepay the TNMP FMBs will be made only pursuant to an offer to prepay, which set forth the terms and conditions of the offer to prepay.

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

Projected capital requirements, including amounts expended through September 30, 2020, are:

	2020	2021-2024	Total
	(In millions)
Construction expenditures	$778.9	$3,256.0	$4,034.9
Capital contributions to NMRD	27.0	—	27.0
Dividends on PNMR common stock	98.0	422.3	520.3
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$904.4	$3,680.4	$4,584.8

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include $115.5 million in 2020-2021 for anticipated expansions of PNM’s transmission system and a net investment of approximately $285 million resulting from PNM’s agreement to purchase the Western Spirit Line, subject to certain conditions being met prior to closing. Also included in the table above are approximately $485 million in expenditures for PNM’s Wired for the Future capital program that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Not included in the table above are potential incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to PNMR and the Merger (See Note 18). Note 6 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the nine months ended September 30, 2020, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. The $90.0 million PNMR Development Term Loan matures in November 2020, the $50.0 million PNMR 2018 Two-Year Term Loan matures in December 2020, and the $300.0 million PNMR 2018 SUNs mature in March 2021. The $150.0 million PNMR 2019 Term Loan, the PNM 2019 $40.0 million Term Loan, and the PNM 2020 Term Loan that currently has $150.0 million outstanding all mature in June 2021. In addition, PNM has $146.0 million of long-term debt that must be repriced by October 2021 and $160.0 million aggregate principal of its 5.35% Senior Unsecured Notes that mature in October 2021. Note 7 of the Notes to Consolidated Financial Statements in the 2019 Annual Reports on Form 10-K contains additional information about the maturities of long-term debt. The Company anticipates that funds to repay long-term debt maturities and term loans will come from entering into new arrangements similar to the existing agreements, borrowing under the revolving credit facilities, issuance of new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. PNM had $36.0 million of PCRBs that became callable at 101% of par on January 1, 2020 and an additional $266.5 million of PCRBs that became callable at par on June 1, 2020. On July 22, 2020, PNM purchased the bonds in lieu of redemption and remarketed them to new investors.

Liquidity

PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility. The PNMR and PNM facilities currently expire in October 2023 but can be extended through October 2024, subject to approval by a majority of the lenders. The $75.0 million TNMP Revolving Credit Facility matures in September 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires in December 2022. PNMR Development has a $40.0 million revolving credit facility that expires on February 23, 2021. PNMR Development has the option to further increase the capacity of this facility to $50.0 million upon 15-days advanced notice. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities. See Note 16. In addition, PNMR has $50.0 million of available credit under the Merger Backstop Term Loan that has not been drawn upon. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$140.0	$—	$147.9
PNM 2017 New Mexico Credit Facility	20.0	40.0	10.0	40.0
TNMP Revolving Credit Facility	—	16.5	—	74.9
PNMR Revolving Credit Facility	140.3	178.4	110.5	188.6

At September 30, 2020, the weighted average interest rates were 1.66% for the PNMR Revolving Credit Facility, 1.40% for the PNM Revolving Credit Facility, and 1.41% for the PNM 2017 New Mexico Credit Facility. There were no borrowings outstanding under the TNMP Revolving Credit Facility at September 30, 2020.

The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 9. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2020-2024 period. This could include new debt and/or equity issuances, including instruments such as mandatory convertible securities beginning in 2021. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. However, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire or the cost of these facilities and debt issuances may increase. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.

As of October 27, 2020, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Issuer rating	BBB	BBB	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB-	BBB	*
Short-term issuer rating	*	A-2	*
Preferred stock	*	BB+	*
Moody’s
Issuer rating	Baa3	Baa2	A3
Senior secured debt	*	*	A1
Senior unsecured debt	Baa3	Baa2	*
Short-term issuer rating	*	P-2	*
* Not applicable

Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. On June 25, 2020, Moody's assigned PNM a short-term issuer rating of P-2. On June 22, 2020, S&P assigned PNM a short-term issuer rating of A-2. On June 29, 2018, Moody’s changed the ratings outlook for PNMR and PNM from positive to stable, maintained the stable outlook for TNMP, and affirmed the long-term credit ratings of each entity. In August 2019, Moody’s affirmed the credit rating and stable outlook for PNMR, PNM and TNMP. On April 6, 2020, S&P reduced the issuer credit ratings for PNMR, PNM, and TNMP by one notch, reduced the senior unsecured debt ratings for PNMR and PNM by one notch, affirmed TNMP's senior secured debt rating, and issued a stable outlook for each entity. In addition, S&P reduced PNM's preferred stock rating to BB+. On September 1, 2020, Moody's affirmed the credit rating and stable outlook for PNM. On September 4, 2020, Moody's affirmed the credit rating for PNMR and TNMP, affirmed the stable outlook for PNMR, and changed TNMP's rating outlook from stable to negative. Upon the announcement of the Merger on October 21, 2020, S&P revised its ratings outlook from stable to positive for PNMR, PNM, and TNMP and affirmed each of the ratings. Moody's published an Issuer Comment stating that PNMR's acquisition by Avangrid would be credit positive for PNMR. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of October 27, 2020 is as follows:

	PNM	TNMP	PNMR Separate	PNMR Development	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$400.0	$75.0	$300.0	$40.0	$815.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Merger Backstop Term Loan	—	—	50.0	—	50.0
Total financing capacity	$440.0	$75.0	$350.0	$40.0	$905.0

Amounts outstanding as of October 27, 2020:
Revolving credit facility	$—	$—	$165.6	$—	$165.6
PNM 2017 New Mexico Credit Facility	10.0	—	—	—	10.0
Merger Backstop Term Loan	—	—	—	—	—
Letters of credit	2.2	0.1	4.7	—	7.0
Total short-term debt and letters of credit	12.2	0.1	170.3	—	182.6

Remaining availability as of October 27, 2020(1)	$427.8	$74.9	$179.7	$40.0	$722.4
Invested cash as of October 27, 2020	$13.8	$22.8	$0.9	$—	$37.5
(1) Availability for the PNM Revolving Credit Facility does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs.

In addition to the above, PNMR has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of October 27, 2020, neither PNM, TNMP, nor PNMR Development had any intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

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

	September 30, 2020	December 31, 2019
PNMR
PNMR common equity	35.0%	35.8%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	64.8	64.0
Total capitalization	100.0%	100.0%
PNM
PNM common equity	45.5%	45.2%
Preferred stock	0.3	0.4
Long-term debt	54.2	54.4
Total capitalization	100.0%	100.0%
TNMP
Common equity	47.3%	52.9%
Long-term debt	52.7	47.1
Total capitalization	100.0%	100.0%

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
As of September 30, 2020, PNM owns or procures power under PPAs from 658 MW of capacity from renewable generation resources, which include solar-PV, wind, and geothermal facilities including 157 MW of PNM-owned solar-PV capacity to serve retail customers and 100 MW of new solar-PV capacity to serve a data center located in PNM's service territory. In addition, the NMPRC has granted PNM authority to procure an aggregate of 266 MW of additional renewable energy and RECs from solar-PV and wind facilities to serve a data center and other large customers located in PNM’s service territory. PNM’s 2020 renewable energy procurement plan, which was approved by the NMPRC in January 2020, also includes a PPA for an additional 140 MW of wind energy to serve retail customers beginning in 2021. Finally, the entire portfolio of replacement resources approved by the NMPRC on July 29, 2020, in PNM’s SJGS Abandonment Application, includes replacement of SJGS capacity with procurement of 650 MW of solar PPAs combined with 300 MW of battery storage agreements. These resources will result in PNM owning, leasing, or procuring through PPAs capacity from renewable resources and battery storage facilities totaling 2,014 MW and capacity from emissions-free resources totaling 2,416 MW.
PNM also has a customer distributed solar generation program that represented 145.0 MW at September 30, 2020. PNM’s distributed solar programs will generate an estimated 290.1 GWh of emission-free solar energy this year available to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 4,504 GWh of electricity through 2019. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 8,756 GWh of electricity, which will avoid at least 4.7 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables. Moreover, the effects of COVID-19 are still undetermined and will likely impact the energy efficiency savings for 2020. However, PNM is unable to quantify these impacts at this time.
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

On March 28, 2017, President Trump issued an Executive Order titled “Promoting Energy Independence and Economic Growth.” Among its goals are to “promote clean and safe development of our Nation’s vast energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production, constrain economic growth, and prevent job creation.” The order rescinds several key pieces of the Obama Administration’s climate agenda, including the Climate Action Plan and the Final Guidance on Consideration of Climate Change in NEPA Reviews. It directs agencies to review and suspend, revise or rescind any regulations or agency actions that potentially burden the development or use of domestically produced energy resources. Most notably, the order directed EPA to immediately review and, if appropriate and consistent with law, suspend, revise, or rescind (1) the Carbon Pollution Standards for new, reconstructed or modified electric utilities, (2) the Clean Power Plan, (3) the Proposed Clean Power Plan Model Trading Rules, and (4) the Legal Memorandum supporting the Clean Power Plan. In response, EPA signed a NOPR to repeal the Clean Power Plan on October 10, 2017. The notice proposed a legal interpretation concluding that the Clean Power Plan exceeded EPA’s statutory authority. On June 19, 2019, EPA released the final version of the Affordable Clean Energy rule. EPA takes three actions in the final rule: (1) repealing the Clean Power Plan; (2) promulgating the Affordable Clean Energy rule; and (3) revising the implementing regulations for all emission guidelines issued under CAA Section 111(d) which, among other things, extends the deadline for state plans and extends the timing of EPA's approval process. EPA set the BSER for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. The final rule requires states to submit a plan to EPA by July 8, 2022 and then EPA has one year to approve the plan. If states do not submit a plan or their submitted plan is not acceptable, EPA will have two years to develop a federal plan. The Affordable Clean Energy rule is not expected to impact SJGS since EPA’s final approval of a state SIP would occur after the planned shutdown of SJGS in 2022.
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
On December 20, 2018, EPA published in the Federal Register a proposed rule that would revise the Carbon Pollution Standards rule published in October 2015 for new, reconstructed, or modified coal-fired EGUs. The proposed rule would revise the standards for new coal-fired EGUs based on the revised BSER as the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units), instead of partial carbon capture and sequestration. As a result, the proposed rule contains less stringent CO2 emission performance standards for new units. EPA has also proposed revisions to the standards for reconstructed and modified fossil-fueled power plants to align with the proposed standards for new units. EPA is not proposing any changes nor reopening the standards of performance for newly constructed or reconstructed stationary combustion turbines. The 2018 proposed Carbon Pollution Standards rule could also impact PNM’s generation fleet to the extent any EGUs qualify as new, reconstructed, or modified, although that rule remains under review by EPA. Comments on the proposal were due on March 18, 2019.
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
Senate Bill 489, known as the Energy Transition Act (“ETA”) was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “financing costs” (as defined by the ETA). These costs may include coal mine decommissioning, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under a NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022. The NMPRC had not definitively indicated its intent to apply the requirements of the ETA to PNM’s SJGS Abandonment Application and several parties to that case questioned whether the ETA violated the New Mexico State constitution. In December 2019, the Governor of the State of New Mexico, the President of the Navajo Nation and other parties filed a writ of mandamus requesting the NM Supreme Court require the NMPRC to apply the ETA to PNM’s application. On January 29, 2020, the NM Supreme Court ruled that the NMPRC is required to apply the ETA to all of PNM’s SJGS Abandonment Application and denied petitions for a stay. The NM Supreme Court issued a subsequent opinion, on July 23, 2020, more fully explaining the legal rationale for the January 29, 2020 ruling. In February 2020, the Hearing Examiners assigned to the SJGS abandonment and financing proceedings issued recommended decisions recommending approval of PNM’s abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA. On April 1, 2020, the NMPRC approved the Hearing Examiners' recommendation to approve PNM's application to retire its share of SJGS in 2022 and for the issuances of Securitized Bonds. See additional discussion of PNM’s SJGS Abandonment Application in Note 12. PNM cannot predict the full impact of the ETA or the outcome of potential future generating resource abandonment filings with the NMPRC.
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

As of September 30, 2020, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2019 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•The expected timing and likelihood of completion of the pending Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending Merger that could reduce anticipated benefits or cause the parties to abandon the transaction
•The failure by Avangrid to obtain the necessary financing arrangement set forth in commitment letter received in connection with the Merger
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement
•The possibility that PNMR’s shareholders may not approve the Merger Agreement
•The risk that the parties may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all
•Risks related to disruption of management time from ongoing business operations due to the proposed Merger
•The risk that the proposed transaction and its announcement could have an adverse effect on the ability of PNMR to retain and hire key personnel and maintain relationships with its customers and suppliers, and on its operating results and businesses generally
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the impacts of the NMPRC orders in PNM’s NM 2015 Rate Case, the NM Supreme Court’s decisions in the appeal of that order, the NM 2016 Rate Case and related deferral of the issue of the prudence of PNM’s decision to continue participation in Four Corners to PNM’s next general rate case and recovery of PNM’s investments and other costs associated with that plant, and any actions resulting from the pending appeal of the NMPRC's approval of PNM' request to issue Securitized Bonds and the NMPRC's approval of replacement resources in PNM’s SJGS Abandonment Application (collectively, the “Regulatory Proceedings”) and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the Regulatory Proceedings, or resulting from potential mid-term or long-term impacts related to COVID-19, and supporting forecasts utilized in FTY rate proceedings
•Uncertainty relating to our recent decision to return the currently leased generating capacity in PVNGS Units 1 and 2 at the expiration of their lease terms in 2023 and 2024, including future regulatory requests relating to the ratemaking treatment and replacement resources for the leased assets and the NRC’s actions related to transfer of ownership
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the 2022 scheduled expiration of the operational and fuel supply agreements for SJGS, the results of PNM’s 2017 IRP filing, which indicates that PNM’s customers would benefit from PNM’s exit from Four Corners in 2031, including regulatory recovery of undepreciated investments and other costs in the event the NMPRC orders generating facilities be retired, and the impacts of the ETA
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the ultimate outcomes of the Regulatory Proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, the impacts of COVID-19 on customer usage, and other changes in supply and demand
•The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of the Regulatory Proceedings, from the economic impacts of COVID-19 or from the entry into the Merger Agreement
•The risks associated with completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, and the ability of counterparties to meet their obligations under certain arrangements, and supply chain or other outside support services that may be disrupted by the impacts of COVID-19
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply issues, unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the impacts of COVID-19, as well the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the Tax Act, and other matters
•Risks related to climate change, including potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the impacts of the recently enacted ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets
•Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM’s coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from international developments and the impacts of COVID-19, as well as PNM's ability to recover future decommissioning and reclamation costs from customers
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate the coal supply at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed

Consolidated Balance Sheets. During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative under GAAP, are recorded at fair value on the Condensed Consolidated Balance Sheets. The impact of commodity derivative mark-to-market energy transactions were not material to the Company's financial position, results of operations, or cash flows as of and for the three and nine months ended September 30, 2020 and 2019.
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

Schedule of Credit Risk Exposure
September 30, 2020
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$5,135	2	$1,796
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	1,950	1	807
Non-investment grade	—	—	—
Total	$7,085		$2,603
(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At September 30, 2020, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of September 30, 2020 was $1.1 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 9.1%, or $303.4 million if interest rates were to decline by 50 basis points from their levels at September 30, 2020. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 9, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on $150.0 million of variable rate debt. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

At October 27, 2020, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	1.65%	$165,600	$300,000
PNM Revolving Credit Facility	0.00	—	400,000
PNM 2017 New Mexico Credit Facility	1.40	10,000	40,000
TNMP Revolving Credit Facility	—	—	75,000
PNMR-D Revolving Credit Facility	—	—	40,000
		$175,600	$855,000
Long-term Debt:
PNMR 2018 Two-Year Term Loan	0.94%	$50,000
PNMR 2019 Term Loan	1.10	150,000
PNM 2019 $40.0 Million Term Loan	0.80	40,000
PNM 2020 Term Loan	2.70	150,000
PNMR Development Term Loan	0.95	90,000
		$480,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $408.6 million at September 30, 2020, of which 65.4% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2020, the decrease in the fair value of the fixed-rate securities would be 2.5%, or $6.7 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at September 30, 2020. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 32.6% of the securities held by the trusts as of September 30, 2020. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $13.3 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

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
•PNM – COVID-19 Regulatory Matters
•PNM – Integrated Resource Plans
•PNM – 2020 Decoupling Petition
•TNMP – Periodic Distribution Rate Adjustment

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. In addition to the risk factors disclosed in Part I, Item 1A, of our 2019 Annual Report on Form 10-K, the following are additional risk factors that have evolved and become material to our business.

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
•causing other risks to impact us, such as the risks described in the “Risk Factors” section of the Company’s Annual Reports on Form 10-K filed on March 2, 2020; and
•causing other unpredictable events.

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

Risks Relating to the Proposed Merger with Avangrid

There is no assurance when or if the proposed Merger will be completed.

Completion of the proposed Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including regulatory and PNMR shareholder approvals and other customary closing conditions. There can be no assurance that the conditions to completion of the proposed Merger will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the proposed Merger. In addition, each of Avangrid and PNMR may unilaterally terminate the Merger Agreement under certain circumstances, and Avangrid and PNMR may agree at any time to terminate the Merger Agreement, even if PNMR shareholders have already approved the Merger Agreement and thereby approved the Merger and the other transactions contemplated by the Merger Agreement.

Avangrid and PNMR may be unable to obtain the regulatory approvals required to complete the proposed Merger.

In addition to other conditions set forth in the Merger Agreement, completion of the proposed Merger is conditioned upon the receipt of various state and U.S. federal regulatory approvals, including, but not limited to, expiration or termination of the applicable waiting period under HSR and approval by NMPRC, PUCT, CFIUS, FERC, NRC and the FCC. Avangrid and PNMR will make various filings and submissions and will pursue all required consents, orders and approvals in accordance with the Merger Agreement. These consents, orders and approvals may impose requirements, limitations or costs or place restrictions, and if such consents, orders and approvals require an extended period of time to be obtained, such extended period of time could increase the chance that an event occurs that constitutes a material adverse effect with respect to PNMR and thereby may allow Avangrid not to complete the proposed Merger. Such extended period of time also may increase the chance that other adverse effects with respect to PNMR could occur, such as the loss of key personnel. Further, no assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to closing will be satisfied.

The announcement and pendency of the proposed Merger, during which PNMR is subject to certain operating restrictions, could have an adverse effect on PNMR’s businesses, results of operations, financial condition or cash flows.

The announcement and pendency of the proposed Merger could disrupt PNMR’s businesses, and uncertainty about the effect of the Merger may have an adverse effect on PNMR. These uncertainties could disrupt the business of PNMR and cause suppliers, vendors, partners and others that deal with PNMR to defer entering into contracts with PNMR or making other decisions concerning PNMR or seek to change or cancel existing business relationships with PNMR. In addition, PNMR’s employees may experience uncertainty regarding their roles after the Merger, for example, employees may depart either before the completion of the Merger because of such uncertainty and issues relating to the difficulty of coordination or a desire not to remain following the Merger; and the pendency of the Merger may adversely affect PNMR’s ability to retain, recruit and motivate key personnel. Additionally, the attention of PNMR’s management may be directed towards the completion of the Merger including obtaining regulatory approvals and other transaction-related considerations and may be diverted from the day-to-day business operations of PNMR and matters related to the Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to PNMR. Additionally, the Merger requires PNMR to obtain Avangrid’s consent prior to taking certain specified actions while the Merger is pending. These restrictions may prevent PNMR from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to its business or executing certain of its business strategies prior to the completion of the Merger. Further, the Merger may give rise to potential liabilities, including as a result of pending and future shareholder lawsuits relating to the Merger. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of PNMR.

PNMR will incur substantial transaction fees and costs in connection with the proposed Merger.

PNMR has incurred and expects to incur additional material non-recurring expenses in connection with the proposed Merger and completion of the transactions contemplated by the Merger Agreement. Further, even if the proposed Merger is not completed, PNMR will need to pay certain costs relating to the proposed Merger incurred prior to the date the proposed Merger was abandoned, such as legal, accounting, financial advisory, filing and printing fees.

The termination of the Merger Agreement could negatively impact PNMR.

If the Merger is not completed for any reason, the ongoing businesses of PNMR may be adversely affected and, without realizing any of the anticipated benefits of having completed the Merger, PNMR would be subject to a number of risks, including the following:

•PNMR may experience negative reactions from the financial markets, including a decline of its stock price (which may reflect a market assumption that the Merger will be completed);
•PNMR may experience negative reactions from its customers, regulators and employees;
•PNMR may be required to pay certain costs relating to the Merger, whether or not the Merger is completed; and
•Matters relating to the Merger will have required substantial commitments of time and resources by PNMR management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to PNMR as an independent company.

If the Merger Agreement is terminated and the PNMR board of directors seeks another merger, business combination or other transaction, PNMR shareholders cannot be certain that PNMR will be able to find a party willing to offer equivalent or more attractive consideration than the consideration PNMR shareholders would receive in the Merger. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, PNMR may be required to pay Avangrid a termination fee of $130.0 million, depending on the circumstances surrounding the termination. Additionally, PNMR may be required to reimburse Avangrid for its reasonable and documented out-of-pocket transaction fees and expenses, up to an amount of $10.0 million, with any such reimbursable expenses previously paid by PNMR to Avangrid credited and offset against PNMR’s payment of the termination fee.

Litigation may be instituted against PNMR and members of the PNMR board of directors challenging the proposed Merger, and adverse judgments in these lawsuits may prevent the proposed Merger from becoming effective within the expected timeframe or at all.

PNMR and members of the PNMR board of directors may be named as defendants in putative class action lawsuits or other proceedings that may be brought by PNMR shareholders challenging the proposed Merger. If the plaintiffs in any of these actions seek a preliminary or permanent injunction and are successful in obtaining one, the parties may be prevented from completing the proposed Merger in the expected timeframe, if at all. Even if the plaintiffs in these potential actions are not successful in obtaining an injunction, they may nevertheless continue the action and seek damages after the transaction has closed. In addition, the costs of defending against such claims could adversely affect the financial condition of PNMR and such actions could adversely affect the reputation of PNMR and members of its boards of directors or management.

The Merger Agreement contains provisions that could discourage a potential alternative acquirer that might be willing to pay more to acquire PNMR.

The Merger Agreement contains customary “no shop” provisions which state that we will not solicit or facilitate proposals regarding a merger or similar transaction with another party except in certain limited circumstances. While the PNMR board of directors may withdraw or change its recommendation regarding the Merger Agreement in response to an unsolicited third-party proposal to acquire PNMR that the PNMR board determines to be superior to the Merger, there are restrictions on its ability to do so, and in certain circumstances, PNM may also be required to pay Avangrid a termination fee. These provisions could discourage a potential third-party acquirer from considering or proposing an alternative acquisition, even if it were prepared to pay consideration with a higher value than that proposed to be paid in the Merger.

Our offer to prepay the TNMP FMBs may have a negative impact on our liquidity position.

The entry into the Merger Agreement triggers an obligation of TNMP to offer, within 30 business days following the signing of the Merger Agreement, to prepay the TNMP FMBs at 100% of the principal amount of the TNMP FMBs, plus all accrued and unpaid interest thereon, but without any make-whole amount or other premium. TNMP will make such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs. Holders of such TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay.

If a majority of the holders of TNMP FMBs accept the offer, TNMP may not be able to satisfy its obligations to purchase the bonds and the payment of such purchase price may adversely impact its liquidity position. However, based on the Company's assessment of the likelihood of the holders of the TNMP FMBs to accept the offer, the Company believes that it has adequate liquidity to satisfy its obligations to purchase the bonds. TNMP’s failure to prepay the TNMP FMBs would cause an event of default under the governing documents for the TNMP FMBs and a cross default under the TNMP Revolving Credit Facility.

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
Thirteenth Supplemental Indenture, dated as of July 15, 2020 between Texas-New Mexico Power Company and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to TNMP’s Current Report on Form 8-K filed July 15, 2020)

10.1	PNM
First Amendment to Build Transfer Agreement dated August 31, 2020 among New Mexico Renewable Energy Transmission Authority, Western Spirit Transmission, LLC, and Public Service Company of New Mexico (Western Spirit Line)

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	October 30, 2020	/s/ Henry E. Monroy
Henry E. Monroy
Vice President and Corporate Controller
(Officer duly authorized to sign this report)