Form 10-K
period 2020-12-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2021-03-01
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

PNMR	Yes	☑	No	☐
PNM	Yes	☐	No	☑
TNMP	Yes	☐	No	☑

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of February 19, 2021, shares of common stock outstanding were:

PNMR	85,834,874
PNM	39,117,799
TNMP	6,358

On June 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $38.44 per share reported by The Wall Street Journal, was $3,061,885,307. PNM and TNMP have no common stock held by non-affiliates.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of shareholders of PNMR to be held on May 11, 2021.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2017 IRP	PNM’s 2017 IRP
2020 IRP	PNM’s 2020 IRP
2020 DCOS	TNMP’s application for a distribution cost recovery factor filed on April 6, 2020
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ABO	Accumulated Benefit Obligation
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
Anaheim	City of Anaheim, California
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
August 2016 RD	Recommended Decision in PNM’s NM 2015 Rate Case issued by the Hearing Examiner on August 4, 2016
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
BTMU	MUFG Bank Ltd., formerly the Bank of Tokyo-Mitsubishi UFJ, Ltd.
BTMU Term Loan	NM Capital’s $125.0 Million Unsecured Term Loan
BTU	British Thermal Unit
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Casa Mesa Wind	Casa Mesa Wind Energy Center
CCAE	Coalition for Clean Affordable Energy
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CFIUS	Committee on Foreign Investment in the United States
CFRE	Citizens for Fair Rates and the Environment
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
COVID-19	Novel coronavirus global pandemic
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
December 2018 Compliance Filing	PNM’s December 31, 2018 filing with the NMPRC regarding SJGS
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIM	California Independent System Operator Western Energy Imbalance Market
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934

Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTC	Federal Trade Commission
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
HSR	Hart-Scott Rodino Antitrust Improvement Act of 1976
IBEW	International Brotherhood of Electrical Workers
Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind I	La Joya Wind Facility generating 166 MW of output that became operational in February 2021
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that is expected to be operational in March 2021
La Luz	La Luz Generating Station
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub
Merger Backstop Revolving Facility	$300.0 million 364-day revolving credit facility
Merger Backstop Term Loan	$50.0 million 364-day delayed-draw term loan credit facility
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined below)
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MSR	M-S-R Public Power Agency
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NEE	New Energy Economy
v

NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR, now known as New Mexico PPA Corporation
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2017 Senior Unsecured Note Agreement	PNM’s Agreement for the sale of Senior Unsecured Notes, aggregating $450.0 million
PNM 2017 Term Loan	PNM’s $200.0 Million Unsecured Term Loan
PNM 2018 SUNs	PNM’s Senior Unsecured Notes issued under the PNM 2017 Senior Unsecured Note Agreement
PNM 2019 $40.0 Million Term Loan	PNM’s $40.0 Million Unsecured Term Loan
PNM 2019 $250.0 Million Term Loan	PNM’s $250.0 Million Unsecured Term Loan
PNM 2020 Fixed Rate PCRBs	PNM's $302.5 million PCRBs remarketed on July 22, 2020
PNM 2020 Note Purchase Agreement	PNM's Agreement for the sale of PNM 2020 SUNs
PNM 2020 SUNs	PNM's $200.0 million Senior Unsecured Notes issued on April 30, 2020
PNM 2020 Term Loan	PNM’s $250.0 million Unsecured Term Loan issued on April 15, 2020, of which $100.0 million was repaid on April 30, 2020
PNM Floating Rate PCRBs	PNM's $100.3 million PCRBs remarketed on July 1, 2020
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan	PNMR’s $150.0 Million Three-Year Unsecured Term Loan that matured on March 9, 2018
PNMR 2016 One-Year Term Loan	PNMR’s $100.0 Million One-Year Unsecured Term Loan that matured on December 14, 2018

PNMR 2016 Two-Year Term Loan	PNMR’s $100.0 Million Two-Year Unsecured Term Loan that matured on December 21, 2018
PNMR 2018 One-Year Term Loan	PNMR’s $150.0 Million One-Year Unsecured Term Loan that matured on December 13, 2019
PNMR 2018 SUNS	PNMR’s $300.0 Million Senior Unsecured Notes issued on March 9, 2018
PNMR 2018 Two-Year Term Loan	PNMR’s $50.0 Million Two-Year Unsecured Term Loan
PNMR 2019 Term Loan	PNMR’s $150.0 Million Unsecured Term Loan
PNMR 2020 Forward Equity Sale Agreements	PNMR’s Block Equity Sale of 6.2 million Shares of PNMR Common Stock with Forward Sales Agreement
PNMR 2020 Term Loan	PNMR’s $150.0 million Unsecured Term Loan that matures on January 31, 2022
PNMR 2020 Delayed-Draw Term Loan	PNMR’s $300.0 million Unsecured Delayed-Draw Term Loan that matures on January 31, 2022
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $40.0 million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $65.0 Million Unsecured Term Loan that matures on January 31, 2022
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RFP	Request For Proposal
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SJGS RA	San Juan Project Restructuring Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act

Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application Filed May 30, 2018
TNMP 2018 Term Loan	TNMP’s $35.0 Million Unsecured Term Loan
TNMP 2019 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2019 Bond Purchase Agreement
TNMP 2019 Bond Purchase Agreement	TNMP’s Agreement to Issue an Aggregate of $305.0 Million in First Mortgage Bonds in 2019
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
Western Spirit Line	A 165-mile 345-kV transmission line that PNM has agreed to purchase, subject to certain conditions being met prior to closing
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	$125.0 Million of funding provided by NM Capital to WSJ
WFB LOC	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC
WSPP	Western Systems Power Pool

PART I

ITEM 1.BUSINESS

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

PNMR’s success in accomplishing its financial objectives is highly dependent on two key factors: fair and timely regulatory treatment for its utilities and the utilities’ strong operating performance. Both PNM and TNMP seek cost recovery for their investments through general rate cases, periodic cost of service filings, and various rate riders. PNM filed general rate cases with the NMPRC in August 2015 and December 2016. The NMPRC issued rate orders in those cases in September 2016 and January 2018. TNMP filed a general rate case in May 2018 and the PUCT issued an order in that case in December 2018. Additional information about rate filings is provided in Operations and Regulation below and in Note 17.

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

Proposed Transaction with Avangrid

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

The proposed Merger has been unanimously approved by the Boards of Directors of PNMR, Avangrid and Merger Sub and approved by PNMR shareholders at the Special Meeting of Shareholders held on February 12, 2021. On January 20, 2021, the FTC notified PNMR and Avangrid that early termination of the waiting period under the HSR Act in connection with the Merger was granted. CFIUS completed its review of the Merger on February 2, 2021, and has concluded that there are no unresolved national security concerns with respect to the Merger. The early termination of the waiting period under the HSR Act and clearance by CFIUS satisfies two of the conditions to the closing of the transactions contemplated by the Merger Agreement. Consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the absence of any material adverse effect on PNMR, the receipt of required regulatory approvals (including the PUCT, the NMPRC, FERC, FCC, and the NRC), and the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made. The Merger is currently expected to close in the second half of 2021.

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
Our corporate websites are:

•PNMR: www.pnmresources.com
•PNM: www.pnm.com
•TNMP: www.tnmp.com

PNMR’s corporate website (www.pnmresources.com) includes a dedicated section providing key environmental and other sustainability information related to PNM’s and TNMP’s operations and other information that collectively demonstrates the Company’s commitment to ESG principles. This information highlights plans for PNM to be coal-free by 2024 (subject to regulatory approval) and to have an emissions-free generating portfolio by 2040.

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

Also available on the Company’s website at https://www.pnmresources.com/esg-commitment/governance.aspx and in print upon request from any shareholder are PNMR’s:

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

OPERATIONS AND REGULATION

Regulated Operations

PNM
Operational Information

PNM is an electric utility that provides electric generation, transmission, and distribution service to its rate-regulated customers. PNM was incorporated in the State of New Mexico in 1917. PNM’s retail electric service territory covers a large area of north-central New Mexico, including the cities of Albuquerque, Rio Rancho, and Santa Fe, and certain areas of southern New Mexico. Service to retail electric customers is subject to the jurisdiction of the NMPRC. The largest retail electric customer served by PNM accounted for 2.5% of its revenues for the year ended December 31, 2020. Other services provided by PNM include wholesale transmission services to third parties. PNM owns transmission lines that are interconnected with other utilities in New Mexico, Texas, Arizona, Colorado, and Utah. Regulation encompasses the utility’s electric rates, service, accounting, issuances of securities, construction of major new generation, abandonment of existing generation, types of generation resources, transmission and distribution facilities, and other matters. See Notes 16 and 17 for additional information on rate cases and other regulatory matters.

Weather-normalized retail electric KWh sales decreased by 0.8% in 2020 and increased by 0.3% in 2019. The system peak demands for retail and firm-requirements customers were as follows:

System Peak Demands

	2020	2019	2018
	(Megawatts)
Summer	1,974	1,937	1,885
Winter	1,460	1,440	1,351
PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow the utility to access public rights-of-way for placement of its electric facilities. Franchise agreements have expired in some areas PNM serves. Because PNM remains obligated under New Mexico state law to provide service to customers in these areas, the expirations should not have a material adverse impact. The Albuquerque, Rio Rancho, and Santa Fe metropolitan areas accounted for 41.4%, 8.1%, and 6.6% of PNM’s 2020 revenues and no other franchise area represents more than 5%. PNM also earns revenues from its electric retail operations in its service areas that do not require franchise agreements.

PNM owns 3,389 miles of electric transmission lines that interconnect with other utilities in New Mexico, Arizona, Colorado, Texas, and Utah. New Mexico ranks third in the Nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks third in the Nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNM owns transmission capacity in an area of eastern New Mexico with large wind generation potential and in recent years there has been substantial interest by developers of wind generation to interconnect to PNM’s transmission system in this area. PNM plans to invest approximately $277 million for anticipated expansions of PNM’s transmission system in 2021 to provide additional service to transmit power from these generation resources to customers in New Mexico and California.

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

Regulatory Activities

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

PNM has a NMPRC-approved rate rider to collect costs for renewable energy procurements that are not otherwise being collected in rates. If PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operation, exceeds the NMPRC-approved rate by 0.5%, the rider provides that PNM would refund the excess to customers during the following year. PNM did not exceed the limitation in 2019 and does not expect to exceed the limitation in 2020. The NMPRC has also approved riders designed to allow PNM to bill and collect substantially all of fuel and purchased power costs and costs of approved energy efficiency initiatives.

FERC Regulated Wholesale Transmission

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

In May 2019, PNM filed an application with FERC requesting approval to purchase and provide transmission service on a new 165-mile 345-kV transmission line and related facilities (the “Western Spirit Line”). Under related agreements, PNM will provide transmission service to approximately 800 MW of new wind generation to be located in eastern New Mexico beginning in 2021 using an incremental rate. All necessary approvals for PNM to purchase and provide transmission service from the Western Spirit line have been obtained. See Note 17.

The Energy Transition Act (“ETA”)

The ETA became effective on June 14, 2019. As discussed below, the ETA amends the REA and requires utilities operating in New Mexico to provide 100% zero-carbon energy by 2045. The ETA also provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue to qualified investors securitized bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities. Proceeds from the energy transition bonds must be used to provide utility service to customers and for other costs as defined by the ETA. On January 29, 2020, the NM Supreme Court issued a ruling requiring the NMPRC apply the ETA to all aspects of PNM’s SJGS Abandonment Application. On April 1, 2020, the NMPRC unanimously approved the Hearing Examiners’ recommended decisions regarding the abandonment of SJGS and the related securitized financing under the ETA

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of energy transition bonds as provided by the ETA.

PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirements of SJGS in 2022 and the Four Corners exit in 2024. PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement resource filings with the NMPRC. See additional discussion of the ETA and PNM’s SJGS and Four Corners Abandonment Applications in Notes 16 and 17.

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

Operational Information

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

For its volumetric load consumers billed on KWh usage, TNMP experienced an increase in weather normalized retail KWh sales of 2.9% in 2020 and an decrease of 2.0% in 2019. For its weather normalized demand-based load, excluding retail transmission consumers, TNMP experienced a decrease of 1.3% in 2020 and an increase of 4.9% in 2019. As of December 31, 2020, 110 active REPs receive transmission and distribution services from TNMP. In 2020, the three largest REPs accounted for 21%, 18%, and 11% of TNMP’s operating revenues. No other consumer accounted for more than 10% of revenues.

Regulatory Activities

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

The PUCT approved interim adjustments to TNMP’s transmission rates of $14.3 million in March 2019, $3.3 million in September 2019, $7.8 million in March 2020, and $2.0 million in October 2020. On January 22, 2021, TNMP filed an application to further update its transmission rates, which would increase revenues by $14.1 million annually. The application is pending before the PUCT.

On April 6, 2020, TNMP filed its 2020 DCOS that requested an increase in TNMP's annual distribution revenue requirement of $14.7 million based on net capital incremental distribution investments of $149.2 million. On June 26, 2020, the parties filed a unanimous settlement for a $14.3 million annual distribution revenue requirement and on August 13, 2020, the PUCT approved the unanimous settlement with rates effective September 1, 2020.

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
SOURCES OF POWER
PNM
Generation Capacity

As of December 31, 2020, the total net generation capacity of facilities owned or leased by PNM was 2,168 MW. PNM also obtains power under long-term PPAs for the power produced by Valencia, New Mexico Wind, Red Mesa Wind, Casa Mesa Wind, the Lightning Dock Geothermal facility, and the NMRD-owned solar facilities.

PNM’s capacity in electric generating facilities, which are owned, leased, or under PPAs, in commercial operation as of December 31, 2020 is:

			Generation	Percent of
			Capacity	Generation
Type	Name	Location	(MW)	Capacity
Coal	SJGS	Waterflow, New Mexico	562	20.0%
Coal	Four Corners	Fruitland, New Mexico	200	7.1%
Coal-fired resources			762	27.1%

Gas	Reeves Station	Albuquerque, New Mexico	146	5.2%
Gas	Afton (combined cycle)	La Mesa, New Mexico	235	8.3%
Gas	Lordsburg	Lordsburg, New Mexico	85	3.0%
Gas	Luna (combined cycle)	Deming, New Mexico	190	6.7%
Gas/Oil	Rio Bravo	Albuquerque, New Mexico	149	5.3%
Gas	Valencia	Belen, New Mexico	155	5.5%
Gas	La Luz	Belen, New Mexico	41	1.5%
Gas-fired resources			1,001	35.5%

Nuclear	PVNGS	Wintersburg, Arizona	402	14.3%

Solar	PNM-owned solar	Twenty-four sites in New Mexico	158	5.6%
Solar	NMRD-owned solar	Los Lunas, New Mexico	130	4.6%
Wind	New Mexico Wind	House, New Mexico	200	7.1%
Wind	Red Mesa Wind	Seboyeta, New Mexico	102	3.6%
Wind	Casa Mesa Wind	House, New Mexico	50	1.8%
Geothermal	Lightning Dock Geothermal	Lordsburg, New Mexico	11	0.4%
Renewable resources			651	23.1%
			2,816	100.0%

The NMPRC has approved plans for PNM to procure energy and RECs from additional wind and solar-PV renewable resources totaling 1,056 MW to serve retail customers and a data center located in PNM’s service territory, including the portfolio to replace the planned retirement of SJGS for solar PPAs of 650 MW combined with 300 MW of battery storage facilities. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements. If adjusted for these plans, the table above would reflect the percentage of generation capacity from fossil-fueled resources of 33.3%, from nuclear resources of 11.1%, and from renewable and battery storage resources of 55.6%. In addition, PNM also has a customer distributed solar generation program that represented 161.0 MW at December 31, 2020.

Fossil‑Fueled Plants

SJGS is operated by PNM and, until December 2017, consisted of four units. SJGS Units 2 and 3 were retired in December 2017 and the ownership interests in SJGS Unit 4 were restructured. PNM has received NMPRC approval to retire its remaining ownership in SJGS in 2022. See Note 17.

The table below presents the rated capacities and ownership interests of each participant in each unit of SJGS at December 31, 2020:

	Unit 1	Unit 4
Capacity (MW)	340	507

PNM (1)	50.000%	77.297%
Tucson	50.000	—
Farmington	—	8.475
Los Alamos	—	7.200
UAMPS	—	7.028
Total	100.000%	100.000%
(1) Includes a 12.8% interest held in SJGS Unit 4 as a merchant plant.

Four Corners Units 4 and 5 are 13% owned by PNM. These units are jointly owned with APS, SRP, Tucson, and NTEC, and are operated by APS. The Four Corners plant site is located on land within the Navajo Nation and is subject to an easement from the federal government. APS, on behalf of the Four Corners participants, negotiated amendments to extend the owners’ right to operate the plant on the site to July 2041. PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024. See Note 17.

PNM owns 100% of Reeves, Afton, Rio Bravo, Lordsburg, and La Luz and one-third of Luna. The remaining interests in Luna are owned equally by Tucson and Samchully Power & Utilities 1, LLC. PNM is also entitled to the entire output of Valencia under a PPA. Reeves, Lordsburg, Rio Bravo, La Luz, and Valencia are used primarily for peaking power and transmission support. As discussed in Note 10, Valencia is a variable interest entity and is consolidated by PNM.

Nuclear Plant

PNM is participating in the three units of PVNGS with APS (the operating agent), SRP, EPE, SCE, SCPPA, and the Department of Water and Power of the City of Los Angeles. PNM is entitled to 10.2%, including portions that are leased to PNM, of the power and energy generated by PVNGS. Currently, PNM has ownership interests of 2.3% in Unit 1, 9.4% in Unit 2, and 10.2% in Unit 3 and has leasehold interests of 7.9% in Unit 1 and 0.8% in Unit 2. The lease payments for the leased portions of PVNGS are recovered through retail rates approved by the NMPRC. See Notes 16 and 17 for information on other PVNGS matters and Note 8 for additional information concerning the PVNGS leases.

Solar

At December 31, 2020, PNM owns a total of 158 MW of solar facilities in commercial operation. PNM is also entitled to the entire output from 130 MW of NMRD-owned solar facilities. As discussed in Note 21, NMRD is a 50% equity method investee of PNMR Development.

Plant Operating Statistics

Equivalent availability of PNM’s major base-load generating stations was:

Plant	Operator	2020	2019
SJGS	PNM	73.3%	73.1%
Four Corners	APS	63.9%	78.2%
PVNGS	APS	89.5%	90.8%
Joint Projects

SJGS, PVNGS, Four Corners, and Luna are joint projects each owned or leased by several different entities. Some participants in the joint projects are investor-owned entities, while others are privately, municipally, or co-operatively owned. Furthermore, participants in SJGS have varying percentage interests in different generating units within the project. The primary operating or participation agreements for the joint projects expire in July 2022 for SJGS, July 2041 for Four Corners, December 2046 for Luna, and November 2047 for PVNGS. SJGS and Four Corners are coal-fired generating plants that obtain their coal requirements from mines near the plants. An agreement for coal supply for SJGS, which expires on June 30, 2022, became effective on January 31, 2016. At that same time, an agreement to restructure the ownership in SJGS became effective. The restructuring agreement provided for certain participants in SJGS to exit ownership at December 31, 2017, by which time SJGS Units 2 and 3 were required to be permanently shut down. On April 1, 2020, the NMPRC approved the abandonment of PNM’s remaining interest in SJGS. In December 2013, a coal supply arrangement for Four Corners that runs through July 6, 2031 was executed. As described above, Four Corners is located on land within the Navajo Nation and is subject to an easement from the federal government. On January 8, 2021, PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024. Portions of PNM’s interests in PVNGS Units 1 and 2 are held under leases. See Nuclear Plant above and Note 8 regarding PNM’s actions related to these leases. See Notes 16 and 17 for additional information about PNM’s coal supply, PNM’s SJGS Abandonment Application, and PNM’s Four Corners Abandonment Application.

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

PNM has agreements to purchase renewable energy and RECs to serve New Mexico retail customers, including a data center located in PNM’s service territory. At December 31, 2020, renewable energy procured under these agreements from wind, solar-PV, and geothermal facilities aggregated to 352 MW, 130 MW, and 11 MW. These agreements currently have expiration dates beginning in January 2035 and extending through June 2045. The NMPRC has approved PNM’s request to enter into additional PPAs for renewable energy and RECs for an additional 166 MW of energy from La Joya Wind I, and for an additional 100 MW of energy from solar-PV facilities that are expected to be operational by December 2021. PNM’s 2020 renewable energy procurement plan, which was approved by the NMPRC in January 2020, also includes a PPA for an additional 140 MW of wind energy from La Joya Wind II to serve retail customers. The entire portfolio of replacement resources approved by the NMPRC in PNM’s SJGS Abandonment Application, includes replacement of SJGS capacity with the procurement of 650 MW of solar PPAs combined with 300 MW of battery storage agreements. In addition, on February 8, 2021 PNM filed an application with the NMPRC for approval to service the Facebook data center for an additional 190 MW of solar PPA combined with 100 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. See Note 17.

A summary of purchased power, excluding Valencia, is as follows:

	Year Ended December 31,
	2020	2019
Purchased under long-term PPAs
MWh	2,207,238	1,853,225
Cost per MWh	$34.00	$31.62
Other purchased power
Total MWh	318,061	333,137
Cost per MWh	$51.18	$43.74
TNMP

TNMP provides only transmission and distribution services and does not sell power.

FUEL
PNM
The percentages (on the basis of KWh) of PNM’s generation of electricity, including Valencia, fueled by coal, nuclear fuel, and gas and oil, and the average costs to PNM of those fuels per MMBTU were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of Generation	Average Cost	Percent of Generation	Average Cost	Percent of Generation	Average Cost
2020	43.6%	$3.04	34.7%	$0.70	17.6%	$1.63
2019	44.2%	$2.80	33.7%	$0.66	19.1%	$1.35

In 2020 and 2019, 4.1% and 3.0% of PNM’s generation was from utility-owned solar, which has no fuel cost. The generation mix for 2021, including power procured under PPAs, is expected to be 38.5% coal, 30.2% nuclear, 13.1% gas and oil, and 18.2% from renewable resources, including solar, wind, and geothermal. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits, and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future. See Sources of Power – PNM – PPAs for information concerning the cost of purchased power. PNM recovers substantially all of its fuel and purchased power costs through the FPPAC.

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

In late December 2013, a fifteen-year coal supply contract for Four Corners, which began in July 2016, was executed. Since that time, certain amendments have been made to the contract including amendments to reduce annual take-or-pay minimums and to change the annual contract period to end in May rather than in July of each year. The contract provides for pricing adjustments over its term based on economic indices. In connection with the exit of Four Corners, PNM would make payments of $75.0 million to NTEC for relief from PNM’s obligations under the coal supply agreement for Four Corners after December 31, 2024.

See Notes 16 and 17 for additional information about PNM’s December 2018 Compliance Filing, PNM’s SJGS Abandonment Application, PNM’s Four Corners Abandonment Application, and the 2020 IRP, which all focus on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024.

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
Nuclear Fuel and Waste

PNM is one of several participants in PVNGS. The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The PVNGS participants have contracted for 100% of PVNGS’s requirements for uranium concentrates through 2025 and 55% through 2028. Additional needed supplies are covered through existing inventories or spot market transactions. For conversion services, 100% are contracted through 2025 and 70% through 2030. Additional needed conversion services are covered through existing inventories or spot market transactions. For enrichment services 100% is contracted through 2022 and 80% through 2026. For fuel assembly fabrication 100% is contracted through 2027.
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

ENVIRONMENTAL MATTERS

Electric utilities are subject to stringent laws and regulations for protection of the environment by local, state, federal, and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has the authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews. The liabilities under these laws and regulations can be material. In some instances, liabilities may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts were lawful at the time they occurred. See MD&A – Other Issues Facing the Company – Climate Change Issues for information on GHG. In addition, Note 16 contains information related to the following matters, incorporated in this item by reference:

•PVNGS Decommissioning Funding
•Nuclear Spent Fuel and Waste Disposal
•The Energy Transition Act
•Environmental Matters under the caption “The Clean Air Act”
•Navajo Nation Environmental Issues
•Cooling Water Intake Structures
•Effluent Limitation Guidelines
•Santa Fe Generating Station
•Environmental Matters under the caption “Coal Combustion Residuals Waste Disposal”

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

PNM is subject to varying degrees of competition in certain territories adjacent to or within the areas it serves. This competition comes from other utilities in its region as well as rural electric cooperatives and municipal utilities.  PNM is involved in the generation and sale of electricity into the wholesale market to serve its New Mexico retail customers.  PNM is subject to competition from regional utilities and merchant power suppliers with similar opportunities to generate and sell energy at market-based prices and larger trading entities that do not own or operate generating assets.

HUMAN CAPITAL RESOURCES

PNM Resources employees make the Company successful through our core values of safety, caring, and integrity. PNM Resources seeks to attract and retain its employees by offering competitive compensation and benefits as well as opportunities for career advancement. Total compensation packages are reviewed periodically to ensure competitiveness within the industry and consistency with performance levels. The Company has implemented an enterprise-wide leadership development program focused on ensuring our leaders’ success. In addition, the Company has embarked on a company-wide culture alignment that creates a shift in behavior and mindset to accentuate shared purpose, transparency and collaboration creating both individual and organizational accountability for achieving key results. The Company values also drive a culture committed to diversity and inclusion. Our diverse workforce enables the Company to provide exceptional value to our customers and stakeholders. Our 1,708 employees include 39%, represented by a bargaining unit, 26% women, and 50% minorities. Annually, the Company performs a robust succession planning process evaluating our plans for diversity and inclusion. The Company’s value of safety has been evident in our response to COVID-19. In order to keep our employees safe throughout the year, we have leveraged flexible and remote work policies, enhanced cleaning protocols, adjusted attendance policies, provided regular employee communications, created new physical safety and travel policies, provided personal protective equipment, and implemented procedures to address actual and suspected COVID-19 cases and potential exposure.

The Board agrees that human capital management is an important component of PNM Resources’ continued growth and success, and is essential for its ability to attract, retain and develop talented and skilled employees. Management regularly reports to the Compensation Committee of the Board on human capital management topics, including corporate culture, diversity and inclusion, employee development and compensation and benefits. The Compensation Committee has oversight of talent retention and development and succession planning, and the Board provides input on important decisions in each of these areas.
The following table sets forth the number of employees of PNMR, PNM, and TNMP as of December 31, 2020:

	PNMR	PNM	TNMP
Corporate (1)	409	—	—
PNM	917	917	—
TNMP	382	—	382
Total	1,708	917	382
(1) Represents employees of PNMR Services Company.

As of December 31, 2020, PNM had 461 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW Local 611 that is in effect through April 30, 2023. As of December 31, 2020, TNMP had 204 employees represented by IBEW Local 66 covered by a collective bargaining agreement that is in effect through August 31, 2021. The wages and benefits for PNM and TNMP employees who are members of the IBEW are typically included in the rates charged to electric customers and consumers, subject to approval of the NMPRC and PUCT.

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

•The expected timing and likelihood of completion of the pending Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending Merger that could reduce anticipated benefits or cause the parties to abandon the transaction
•The failure by Avangrid to obtain the necessary financing arrangement set forth in commitment letter received in connection with the Merger
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement
•The risk that the parties may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all
•The risk that the proposed Merger could have an adverse effect on the ability of PNMR to retain and hire key personnel and maintain relationships with its customers and suppliers, and on its operating results and businesses generally
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the prudence of PNM’s decision to continue participation in Four Corners and recovery of PNM’s investments and other costs associated with that plant, and any actions resulting from the pending appeal of the NMPRC's approval of PNM' request to issue Securitized Bonds in PNM’s SJGS Abandonment Application (collectively, the “Regulatory Proceedings”) and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the Regulatory Proceedings, or resulting from potential mid-term or long-term impacts related to COVID-19, and supporting forecasts utilized in FTY rate proceedings
•Uncertainty relating to PNM’s recent decision to return the currently leased generating capacity in PVNGS Units 1 and 2 at the expiration of their lease terms in 2023 and 2024, including future regulatory requests relating to the ratemaking treatment and replacement resources for the leased assets and the NRC’s actions related to transfer of ownership
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the 2022 scheduled expiration of the operational and fuel supply agreements for SJGS, the proposed exit of Four Corners in 2024, regulatory recovery of undepreciated investments and other costs in the event the NMPRC orders generating facilities be retired, and the impacts of the ETA
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the ultimate outcomes of the Regulatory Proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, the impacts of COVID-19 on customer usage, and other changes in supply and demand
•The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of the Regulatory Proceedings, from the economic impacts of COVID-19 or from the entry into the Merger Agreement
•The risks associated with completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, and the ability of counterparties to meet their obligations under certain arrangements, and supply chain or other outside support services that may be disrupted by the impacts of COVID-19
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply issues, unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the impacts of COVID-19, as well the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the Tax Act, and other matters
•Risks related to climate change, including potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the impacts of the recently enacted ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets

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
Regulatory Factors
The profitability of PNMR’s utilities depends on being able to recover their costs through regulated rates and earn a fair return on invested capital, including investments in its generating plants. Without timely cost recovery, including recovery of undepreciated investments and other costs associated with abandoning generation facilities, and the opportunity to earn a fair return on capital investments, PNMR’s liquidity and results of operations could be negatively impacted. Further, PNM and TNMP are in a period of significant capital expenditures. While increased capital investments and other costs are placing upward pressure on rates charged to customers, energy efficiency initiatives and other factors are placing downward pressure on customer usage. The combination of these matters could adversely affect the Company’s results of operations and cash flows.
The rates PNM charges its customers are regulated by the NMPRC and FERC. TNMP is regulated by the PUCT. The Company is in a period requiring significant capital investment and is projecting total construction expenditures for the years 2021-2025 to be $4.0 billion. See Note 14. PNM and TNMP anticipate a trend toward increasing costs, for which they will have to seek regulatory recovery. These costs include or are related to costs of asset construction for generation, transmission, and distribution systems necessary to provide electric service, including new transmission resources, as well as the cost to remove and retire existing assets, environmental compliance expenditures, regulatory mandates to acquire power from renewable resources, increased regulation related to nuclear safety, increased costs related to cybersecurity, increased interest costs to finance capital investments, and depreciation.

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

As discussed in Note 17, in August 2015, PNM filed an application (the “NM 2015 Rate Case”) with the NMPRC for a general rate increase, which included a request to recover certain costs related to environmental upgrades at SJGS and for the purchase of certain interests in PVNGS. The NMPRC disallowed recovery of certain capital investments made by PNM in SJGS and PVNGS. PNM filed an appeal of these disallowances at the NM Supreme Court which were ultimately unsuccessful and remanded to the NMPRC. On January 8, 2020, the NMPRC issued its order in response to the NM Supreme Court’s remand. The NMPRC reaffirmed its decisions in the NM 2015 Rate Case except for the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS. The NMPRC indicated that PNM’s ability to recover these costs will be addressed in a future proceeding and closed the NM 2015 Rate Case docket.

In December 2016, PNM filed a request for a general increase in rates of $99.2 million (the “NM 2016 Rate Case”). In January 2018, the NMPRC issued an order approving a comprehensive settlement stipulation allowing for an increase in annual non-fuel retail rates of $10.3 million. The NMPRC’s order also included a partial disallowance of PNM’s share of certain environmental upgrades and other investments in Four Corners and deferred further consideration of the prudency of PNM’s continued participation in Four Corners to PNM’s next general rate case filing. On December 29, 2020, Sierra Club filed a motion asking the NMPRC to re-open the NM 2016 Rate Case for the limited purpose of conducting a prudence review of certain Four Corners investments that were deferred at the conclusion of the case. On February 10, 2021, the NMPRC rejected Sierra Club’s motion to re-open the NM 2016 Rate Case and stated that issues on whether the terms of the ETA provide an opportunity for consideration of prudence for Four Corners undepreciated investments included in a financing order or what effects the rates approved in the NM 2016 Rate Case may have on determining energy transition cost should be considered in the Four Corners Abandonment Application.

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of energy transition bonds as provided by the ETA. On January 26, 2021, Sierra Club filed a motion in the Four Corners Abandonment Application requesting that the NMPRC order PNM to file supplemental testimony addressing the prudence of Four Corners investments or alternatively that the NMPRC dismiss the Four Corners Application and that PNM may refile after the prudence issue is resolved. In addition, on January 28, 2021, NEE and CFRE filed a motion requesting that the NMPRC dismiss the application, stating that PNM is requesting the NMPRC act contrary to the ETA by using the NTEC transaction as a means of complying with the RPS, that the sale of 200 MW to NTEC is a net detriment to public interest and that none of the costs incurred by PNM in connection with the application or the proposed sale were reasonable or prudent for purpose of recovery. On February 26, 2021, the Hearing Examiner issued an order on the sufficiency of the Four Corners Application requiring PNM to file an amended application with supplemental testimony addressing the prudence of its investment in Four Corners by March 15, 2021. The order also established that the nine-month period for review of the amended application shall start on the date of PNM’s filing of the amended application and run through December 15, 2021. See additional discussion of the ETA and PNM’s Four Corners Abandonment Application in Notes 16 and 17.

As discussed in Note 16, on July 1, 2019, PNM filed the SJGS Abandonment Application seeking approval to retire PNM’s share of SJGS after the existing coal supply and participation agreements end in June 2022, for approval of replacement resources, and for the issuance of energy transition bonds, as provided by the ETA. PNM’s application proposed several replacement resource scenarios including PNM’s recommended replacement scenario as well as three other replacement resource scenarios that would place a greater amount of resources in the San Juan area, or result in no new fossil-fueled generating facilities, or no battery storage facilities being added to PNM’s portfolio. The SJGS Abandonment Application included a request to issue up to $361 million of energy transition bonds (the “Securitized Bonds”).

On July 10, 2019, the NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing, and the other addressing replacement resources. As discussed in Note 17, after multiple filings and proceedings, in January 2020, the NM Supreme Court issued an order requiring the NMPRC to apply the ETA to all aspects of PNM’s SJGS Abandonment Application and indicating that any previous NMPRC orders inconsistent with the Court’s ruling should be vacated.

As discussed in Note 17, on April 1, 2020, the NMPRC unanimously approved the Hearing Examiners’ recommended decisions regarding the abandonment of SJGS and the related securitized financing under the ETA. On April 10, 2020, CFRE and NEE filed a notice of appeal with the NM Supreme Court of the NMPRC’s approval of PNM’s request to issue securitized financing under the ETA. The NM Supreme Court granted motions to intervene filed by PNM, WRA, CCAE, and the Sierra

Club. On May 8, 2020, CFRE and NEE filed a joint statement of issues with the NM Supreme Court which asserts that the NMPRC improperly applied the ETA and that the ETA violates the New Mexico Constitution. On June 19, 2020, WRA filed a motion to dismiss CFRE and NEE’s constitutional challenges to the ETA on the ground that the New Mexico Constitution provides that only New Mexico district courts have original jurisdiction over the claims. On July 24, 2020, the NM Supreme Court issued an order denying WRA’s motion to dismiss. On August 17, 2020, the appellants filed a Brief in Chief and on October 5, 2020, PNM, WRA, CCAE, and Sierra Club filed Answer Briefs. PNM cannot predict the outcome of this matter.

On January 29, 2021 PNM filed its 2020 IRP addressing the 20-year planning period, from 2020 through 2040. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024. The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth.

On June 11, 2020. PNM provided notices to the lessors and the NMPRC that PNM will return the leased assets under both its PVNGS Unit 1 and Unit 2 leases upon expiration of the leases in January 2023 and 2024. PNM issued an RFP for replacement power resources on June 25, 2020. PNM intends to file for the abandonment and approval of replacement resources for its share of PVNGS leased capacity with the NMPRC in 2021.

An adverse decision of the NMPRC regarding PNM’s ability to recover certain PVNGS decommissioning costs, PNM’s Four Corners Abandonment Application, or the decision made by PNM to return certain leased interests in PVNGS could negatively impact PNM’s financial position, results of operation, and cash flows. Likewise, if the NMPRC does not authorize appropriate recovery of any undepreciated generating resources at the time those resources cease to be used to provide service to New Mexico ratepayers, including required future investments, and does not authorize recovery of the costs of obtaining power to replace those resources, PNM’s financial position, results of operation, and cash flows could be negatively impacted.
The inability to operate generation resources prior to their planned retirement dates, or the NMPRC’s denial, modification or delay of PNM’s applications for replacement resources, would require PNM to obtain power from other sources in order to serve the needs of its customers. There can be no assurance the NMPRC will allow PNM to recover undepreciated investments in retired facilities through rates charged to customers, that adequate sources of replacement power would be available, that adequate transmission capabilities would be available to bring that power into PNM’s service territory, or whether the cost of obtaining those resources would be economical. Any such events would negatively impact PNM’s financial position, results of operation, and cash flows unless the NMPRC authorized the collection from customers of any un-recovered costs related to the retired facilities, as well as costs of obtaining replacement power.

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

PNM currently recovers the cost of fuel for its generation facilities through its FPPAC. A coal supply contract for SJGS, which expires on June 30, 2022, became effective on January 31, 2016. In December 2013, a new fifteen-year coal supply contract for Four Corners beginning in July 2016 was executed. In connection with its exit from Four Corners discussed, and subject to approval of its Four Corners Abandonment Application discussed in Note 17, PNM will be relieved of its obligations under the coal supply agreement after December 31, 2024. The contracts provide for pricing adjustments over their terms based on economic indices. Although PNM believes substantially all costs under coal supply arrangements would continue to be recovered through the FPPAC, there can be no assurance that full recovery will continue to be allowed.

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

Compliance with federal, state, tribal, and local environmental laws and regulations, including those addressing climate change, air quality, CCRs, discharges of wastewater originating from fly ash and bottom ash handling facilities, cooling water, effluent, and other matters, may result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emission control obligations. These costs could include remediation, containment, civil liability, and monitoring expenses. The Company cannot predict how it would be affected if existing environmental laws and regulations were to be repealed, revised, or reinterpreted, or if new environmental laws or regulations were to be adopted. See Note 16 and the Climate Change Issues subsection of the Other Issues Facing the Company section of MD&A.

Under the Obama Administration, EPA’s Clean Power Plan required states to develop and implement plans to ensure compliance with emissions guidelines that would limit GHG from existing power plants. Individual states would develop and implement plans to ensure compliance with the proposed standards. The Trump Administration repealed the Clean Power Plan and promulgated the ACE Rule, which required states to set performance standards consistent with the EPA’s determination of “best system of emission reduction” technology. On January 19, 2021, the U.S. Court of Appeals for the District of Columbia vacated and remanded the ACE Rule. EPA will now act on remand, and it is unclear what next steps the agency will take. In November 2020, the Trump Administration officially withdrew from the Paris Agreement on climate change. On January 20, 2021, President Biden signed an executive order to rejoin the Paris Agreement and will develop new nationally determined contributions to GHG reductions. That same day, President Biden also signed an executive order requiring a review of environmental regulations issued under the Trump Administration. Also, on January 19, 2021, the day before inauguration of President Biden, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating and remanding the ACE Rule. Therefore, PNMR is dealing with an uncertain regulatory and policy environment. Under the Biden Administration, EPA and other federal agencies will seek to expand climate change regulations and work to aggressively reduce GHG emissions. Many state agencies, environmental advocacy groups, and other organizations will continue to focus on decarbonization with enhanced attention on GHG from fossil-fueled generation facilities. See discussion above and Note 17, regarding PNM’s abandonment applications and the ETA. PNM currently depends on fossil-fueled generation for a significant portion of its electricity. As discussed under Climate Change Issues, this type of generation could be subject to future EPA or state regulations requiring GHG reductions. The anticipated expansion of federal and state regulations could result in additional operating restrictions on facilities and increased generation and compliance costs.

CCRs from the operation of SJGS are currently being used in the reclamation of a surface coal mine. These CCRs consist of fly ash, bottom ash, and gypsum. Any new regulation that would affect the reclamation process, including any future decision regarding classification of CCRs as hazardous waste, could significantly increase the costs of the disposal of CCRs and the costs of mine reclamation. In addition, PNM would incur additional costs to the extent the rule requires the closure or modification of CCR units at Four Corners or the construction of new CCR units beyond those already anticipated or requires corrective action to address releases from CCR disposal units at the site. See Note 16.

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

BART determinations have been made for both SJGS and Four Corners under the program to address regional haze in the “four corners” area. Those determinations require facilities to reduce the levels of visibility-impairing emissions, including NOx. Significant capital expenditures have been made at SJGS and at Four Corners for the installation of control technology, resulting in operating cost increases. The final guidance document for how states are to address the second implementation period (“2nd Planning Period”) of the Regional Haze rule was issued on August 20, 2019. In accordance with that guidance and EPA’s revised regional haze rule, states must submit Regional Haze SIPs by July 2021. NMED is currently preparing its next regional haze SIP and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM will retire its share of SJGS in 2022. The agency may ask for some documentation of PNM’s plans as the state moves closer to filing their SIP and setting the schedule for hearings on regional haze.

If PNM fails to timely obtain, maintain or comply with any required environmental regulatory approval, operations at affected facilities could be suspended or could subject PNM to additional expenses and potential penalties. Failure to comply with applicable environmental laws and regulations also could result in civil liability arising out of government enforcement actions or private claims. In addition, PNMR and its operating subsidiaries may underestimate the costs of environmental compliance, liabilities, and litigation due to the uncertainty inherent in these matters. Although there is uncertainty about the timing and form of the implementation of EPA’s regulations regarding climate change, CCRs, power plant emissions, changes to the ambient air quality standards, and other environmental issues, the promulgation and implementation of such regulations could have a material impact on operations. The Company is unable to estimate these costs due to the many uncertainties associated with, among other things, the nature and extent of future regulations and changes in existing regulations, including the changes in regulatory policy under the Biden Administration. Timely regulatory recovery of costs associated with any environmental-related regulations would be needed to maintain a strong financial and operational profile. The above factors could adversely affect the Company’s business, financial position, results of operations, and liquidity.

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

Research and development activities are ongoing for new technologies that produce power or reduce power consumption. These technologies include renewable energy, customer-oriented generation, energy storage, and energy efficiency. PNM generates power at central station power plants to achieve economies of scale and produce power at a cost that is competitive with rates established through the regulatory process. There are distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, and solar cells, which have become increasingly cost competitive. These advances in technology have reduced the costs of these alternative methods of producing power to a level that is competitive with that of central station power production. In addition, advances made in the capabilities of energy storage have further decreased power production and peak usage through the dispatch of more battery systems. These technological advances have resulted in demand reduction that negatively impact revenue and/or result in underutilized assets that have been built to serve peak usage. In addition, certain federal, state, or local requirements that regulated utilities such as PNM are required to follow could result in third parties being able to provide electricity from similar generation technologies to consumers at prices lower than PNM is able to offer. As these technologies become more cost competitive or can be used by third-parties to supply power at lower prices than PNM is able to offer, PNM’s energy sales and/or regulated returns could be eroded, and the value of its generating facilities could be reduced. Advances in technology could also change the channels through which electric customers purchase or use power, which could reduce the Company’s sales and revenues or increase expenses. These advances can also create more uncertainty in load shapes and forecasts, which could have implications for generation and system planning.

Costs of decommissioning, remediation, and restoration of nuclear and fossil-fueled power plants, as well as reclamation of related coal mines, could exceed the estimates of PNMR and PNM as well as the amounts PNM recovers from its ratepayers, which could negatively impact results of operations and liquidity.

PNM has interests in a nuclear power plant, two coal-fired power plants, and several natural gas-fired power plants and is obligated to pay its share of the costs to decommission these facilities. PNM is also obligated to pay for its share of the costs of reclamation of the mines that supply coal to the coal-fired power plants. Likewise, other owners or participants are responsible for their shares of the decommissioning and reclamation obligations and it is important to PNM that those parties fulfill their obligations. Rates charged by PNM to its customers, as approved by the NMPRC, include a provision for recovery of certain costs of decommissioning, remediation, reclamation, and restoration. The NMPRC has established a cap on the amount of costs for the final reclamation of the surface coal mines that may be recovered from customers. PNM records estimated liabilities for its share of the legal obligations for decommissioning and reclamation. These estimates include many assumptions about future events and are inherently imprecise. In the event the costs to decommission the facilities or to reclaim the mines serving the plants exceed current estimates, or if amounts are not approved for recovery by the NMPRC, results of operations could be negatively impacted.

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
The Company’s financial performance depends on the successful operation of PNM’s generation assets, as well as the transmission and distribution systems of PNM and TNMP. PNM’s recent abandonment applications for SJGS and Four Corners will increase PNM’s dependency on other generation resources, including renewable resources, gas-fired facilities, and PVNGS, and will reduce PNM’s flexibility in managing those resources. Unscheduled or longer than expected maintenance outages, breakdown or failure of equipment or processes due to aging infrastructure, temporary or permanent shutdowns to achieve environmental compliance, other performance problems with the generation assets, severe weather conditions, accidents and other catastrophic events, acts of war or terrorism, cybersecurity attacks, wildfires, disruptions in the supply, quality, and delivery of fuel and water supplies, and other factors could result in PNM’s load requirements being larger than available system generation capacity. Unplanned outages of generating units and extensions of scheduled outages occur from time to time and are an inherent risk of the Company’s business. If these were to occur, PNM would be required to purchase electricity in either the wholesale market or spot market at the then-current market price. There can be no assurance that sufficient electricity would be available at reasonable prices, or available at all. The failure of transmission or distribution facilities may also affect PNM’s and TNMP’s ability to deliver power. These potential generation, distribution, and transmission problems, and any service interruptions related to them, could result in lost revenues and additional costs.

PNMR, PNM, and TNMP are subject to information security breaches and risks of unauthorized access to their information and operational technology systems as well as physical threats to assets.
The Company faces the risk of physical and cybersecurity attacks, both threatened and actual, against generation facilities, transmission and distribution infrastructure, information technology systems, and network infrastructure, which could negatively impact the ability of the Company to generate, transport, and deliver power, or otherwise operate facilities in the most efficient manner or at all.

The utility industry in which the Company operates is a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure, some of which are deemed to be critical infrastructure under NERC guidelines. Certain of the Company’s systems are interconnected with external networks. In the regular course of business, the utilities handle a range of sensitive security and customer information. PNM and TNMP are subject to the rules of various agencies concerning safeguarding and maintaining the confidentiality of this information. Despite steps the Company may take to detect, mitigate and/or eliminate threats and respond to security incidents, the techniques used by those who wish to obtain unauthorized access, and possibly disable or sabotage systems and/or abscond with information and data, change frequently and the Company may not be able to protect against all such actions.

In the event a capable party attempts to disrupt the generation, transmission, or distribution systems in the U.S., the Company’s computer and operating systems could be subject to physical or cybersecurity attack. Further, the Company’s use of technologies manufactured by third parties may be subject to espionage activities, and cyber attack of the third party resulting in losses outside of the control of the company. Although the Company has implemented security measures to identify, prevent, detect, respond to, and recover from cyber and physical security events and supply chain disruptions, critical infrastructure, including information and operational technology systems, are vulnerable to disability, failures, or unauthorized access, which could occur as a result of malicious compromise, employee error, and/or employee misconduct or supply compromise.  A successful physical or cybersecurity attack or other similar failure of the systems could impact the reliability of PNM’s generation and PNM’s and TNMP’s transmission and distribution systems, including the possible unauthorized shutdown of facilities. Such an event could lead to disruptions of business operations, including the Company’s ability to generate, transport, and deliver power to serve customers, to bill customers, and to process other financial information. A breach of the Company’s information systems could also lead to the loss and destruction of confidential and proprietary data, personally identifiable information, trade secrets, intellectual property and supplier data, and could disrupt business operations which could harm the Company’s reputation and financial results, as well as potential increased regulatory oversight, litigation, fines, and other remedial action. The costs incurred to investigate and remediate a physical or cybersecurity attack could be significant. A significant physical or cybersecurity attack on the Company’s critical infrastructure could have an adverse impact on the operations, reputation and financial condition of PNMR, PNM, and TNMP.
There are inherent risks in the ownership and operation of nuclear facilities.
PNM has a 10.2% undivided interest in PVNGS, including interests in Units 1 and 2 held under leases. PVNGS represents 14.3% of PNM’s total generating capacity as of December 31, 2020. PVNGS is subject to environmental, health, and financial risks including but not limited to the ability to obtain adequate supplies of nuclear fuel and water, the ability to dispose of spent nuclear fuel, decommissioning of the plant (see above), securing the facilities against possible terrorist attacks, and unscheduled outages due to equipment failures.

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

Peak demand for power could exceed forecasted supply capacity, resulting in increased costs for purchasing capacity in the market or building additional generation facilities and/or battery storage facilities.

PNM is obligated to supply power to retail customers. As PNM continues to complete the significant transition in generation resources necessary to achieve 100% carbon emission-free generation by 2040, there are certain potential deliverability and cost risks associated with this transition. These risks are in three main areas, including 1) risk of completion of replacement resources prior to planned generation unit retirements, 2) increasing levels of renewable generation presenting risks of uncertainty and variability that will be further compounded as neighboring systems transition towards increasing levels of renewable resources, and 3) risks for mitigating possible resource volatility through a shrinking energy market.

At peak times, power demand could exceed PNM’s forecasted available generation capacity, particularly if PNM’s power plants are not performing as anticipated and additional resources are not approved as PNM transitions its system. Competitive market forces or adverse regulatory actions may require PNM to purchase capacity and energy from the market or build additional resources to meet customers’ energy needs in an expedited manner. If that occurs, PNM may see opposition to recovery of these additional costs and could experience a lag between when costs are incurred and when regulators permit recovery in customers’ rates. These situations could have negative impacts on results of operations and cash flows.

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

Difficulties in obtaining permits and rights-of-way could negatively impact PNM’s results of operations

PNM’s ability to execute planned operational activities and projects may be inhibited by difficulties in obtaining permits and rights-of-way and other delays. Many of PNM’s transmission and distribution lines cross federal, state, and tribal lands. The Company can experience significant delays in obtaining approvals for new infrastructure, as well as renewals of existing rights-of-way and access for critical maintenance, including vegetation management on these lands. The environmental regulations governing siting and permitting on federal, state, and tribal lands are complex, involve multiple agencies, and include a public process. Any of these risk factors could result in higher costs, delays, or the inability to complete planned projects.

General Economic and Weather Factors
The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect the Company's business, results of operations, financial condition, cash flows, and the trading value of PNMR's common stock and the Company's debt securities.

The scale and scope of the ongoing COVID-19 outbreak, the resulting global pandemic, and the impact on the economy and financial markets could adversely affect the Company’s business, results of operations, financial condition, cash flows, and access to the capital markets. The Company provides critical electric services and has implemented business continuity and emergency response plans to continue to provide these services to its customers and to support the Company’s operations. The Company is also working to ensure the health and safety of its employees is not compromised. These measures include precautions with regard to employee and facility hygiene, travel limitations, directing our employees to work remotely whenever possible, and protocols for required work within customer premises to protect our employees, customers and the public. We are also working with our suppliers to understand and mitigate the potential impacts to our supply chain and have taken steps to ensure the integrity of our information systems.

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
•receiving unfavorable regulatory treatment in recovery of deferred costs including bad debt expense incurred during the Governor of New Mexico’s emergency executive order; and
•causing other unpredictable events.

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
In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. On February 15, 2021, ERCOT declared its highest state of emergency, an Emergency Energy Alert Level 3 (EEA3), due to exceptionally high electric demand exceeding supply amid the arctic temperatures. Ultimately, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. Additionally, the PUCT issued an order directing ERCOT to ensure that firm load that is being shed in EEA3 is accounted for in ERCOT’s scarcity pricing signals. Energy prices across the ERCOT system eventually were cleared at the system-wide offer cap of $9,000 per MWh. In response to the severe winter weather, the Governor of Texas issued a Declaration of a State of Disaster for all counties in Texas. In addition, to assist in the recovery from the emergency conditions, the PUCT issued an order that placed a temporary moratorium on customer disconnections due to non-payment for transmission and distribution utilities. The moratorium remains in effect until otherwise ordered by the PUCT. Consequently, the duration of the severe winter storm and high energy costs potentially pose a financial hardship to REPs in the ERCOT region. TNMP has regulatory authorization to defer bad debt expense from REPs to a regulatory asset and seek recovery in a general rate case. On February 19, 2021 the Texas Attorney General issued civil investigation demands to ERCOT and 11 power companies in Texas related to power outages, emergency plans, energy pricing and other factors associated with the severe weather storm. TNMP intends to fully cooperate with all regulatory directives and inquiries with the PUCT, the Texas Attorney General and any other regulatory agencies.
Risks relating to the proposed Merger with Avangrid

There is no assurance when or if the proposed Merger will be completed.

Completion of the proposed Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including regulatory approval and other customary closing conditions. There can be no assurance that the conditions to completion of the proposed Merger will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the proposed Merger. In addition, each of Avangrid and PNMR may unilaterally terminate the

Merger Agreement under certain circumstances, and Avangrid and PNMR may agree at any time to terminate the Merger Agreement, even if PNMR shareholders have already approved the Merger Agreement.

Avangrid and PNMR may be unable to obtain the regulatory approvals required to complete the proposed Merger.

In addition to other conditions set forth in the Merger Agreement, completion of the proposed Merger remains conditioned upon the receipt of various state and U.S. federal regulatory approvals, including, but not limited to, approval by NMPRC, PUCT, FERC, NRC and the FCC. Avangrid and PNMR have made various filings and submissions and will pursue all required consents, orders and approvals in accordance with the Merger Agreement. These consents, orders and approvals may impose requirements, limitations or costs or place restrictions, and if such consents, orders and approvals require an extended period of time to be obtained, such extended period of time could increase the chance that an event occurs that constitutes a material adverse effect with respect to PNMR and thereby may allow Avangrid not to complete the proposed Merger. Such extended period of time also may increase the chance that other adverse effects with respect to PNMR could occur, such as the loss of key personnel. Further, no assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to closing will be satisfied.

The announcement and pendency of the proposed Merger, during which PNMR is subject to certain operating restrictions, could have an adverse effect on PNMR’s businesses, results of operations, financial condition or cash flows.

The announcement and pendency of the proposed Merger could disrupt PNMR’s businesses, and uncertainty about the effect of the Merger may have an adverse effect on PNMR. These uncertainties could disrupt the business of PNMR and cause suppliers, vendors, partners and others that deal with PNMR to defer entering into contracts with PNMR or making other decisions concerning PNMR or seek to change or cancel existing business relationships with PNMR. In addition, PNMR’s employees may experience uncertainty regarding their roles after the Merger. For example, employees may depart either before the completion of the Merger because of such uncertainty and issues relating to the difficulty of coordination or a desire not to remain following the Merger; and the pendency of the Merger may adversely affect PNMR’s ability to retain, recruit and motivate key personnel. Additionally, the Merger requires PNMR to obtain Avangrid’s consent prior to taking certain specified actions while the Merger is pending. These restrictions may prevent PNMR from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to its business or executing certain of its business strategies prior to the completion of the Merger. Further, the Merger may give rise to potential liabilities, including as a result of pending and future shareholder lawsuits relating to the Merger. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of PNMR.

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

If the Merger Agreement is terminated and the Board seeks another merger, business combination or other transaction, PNMR shareholders cannot be certain that PNMR will be able to find a party willing to offer equivalent or more attractive consideration than the consideration PNMR shareholders would receive in the Merger. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, PNMR may be required to pay Avangrid a termination fee of $130.0 million, depending on the circumstances surrounding the termination. Additionally, PNMR may be required to reimburse Avangrid for its reasonable and documented out-of-pocket transaction fees and expenses, up to an amount of $10.0 million, with any such reimbursable expenses previously paid by PNMR to Avangrid credited and offset against PNMR’s payment of the termination fee.

Litigation instituted against PNMR and members of the Board challenging the proposed Merger, and adverse judgments in these lawsuits may prevent the proposed Merger from becoming effective within the expected timeframe or at all.

PNMR and members of the Board have been named as defendants in proceedings challenging the proposed Merger. If the plaintiffs in any of these actions seek a preliminary or permanent injunction and are successful in obtaining one, the parties may be prevented from completing the proposed Merger in the expected timeframe, if at all. Even if the plaintiffs in these actions are not successful in obtaining an injunction, they may nevertheless continue the action and seek damages after the transaction has closed. In addition, the costs of defending against such claims could adversely affect the financial condition of PNMR and such actions could adversely affect the reputation of PNMR and members of its boards of directors or management. See Note 16.

The Merger Agreement contains provisions that could discourage a potential alternative acquirer that might be willing to pay more to acquire PNMR.

The Merger Agreement contains customary “no shop” provisions which state that we will not solicit or facilitate proposals regarding a merger or similar transaction with another party except in certain limited circumstances. While the Board may withdraw or change its recommendation regarding the Merger Agreement in response to an unsolicited third-party proposal to acquire PNMR that the Board determines to be superior to the Merger, there are restrictions on its ability to do so, and in certain circumstances, PNM may also be required to pay Avangrid a termination fee. These provisions could discourage a potential third-party acquirer from considering or proposing an alternative acquisition, even if it were prepared to pay consideration with a higher value than that proposed to be paid in the Merger.
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
Further, the ability of PNMR to declare dividends depends upon the extent to which cash flows will support dividends, the Company’s financial circumstances and performance, economic conditions in the U.S. and in the Company’s service areas, future growth plans and the related capital requirements, and other business considerations. Declaration of dividends may also be affected by decisions of the NMPRC, FERC, and PUCT in various regulatory cases currently pending or that may be docketed in the future, including the outcome of appeals of those decisions, conditions imposed by the NMPRC, PUCT, or Federal Power Act, and the effect of federal regulatory decisions and legislative acts.

Disruption in the credit and capital markets may impact the Company’s strategy and ability to raise capital.
As discussed in MD&A – Liquidity and Capital Resources, PNMR and its subsidiaries rely on access to both short-term and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations. In general, the Company relies on its short-term credit facilities as the initial source to finance construction expenditures. This results in increased borrowings under the facilities over time. The Company is currently projecting total construction expenditures for the years 2021-2025 to be $4.0 billion. If PNMR or its operating subsidiaries are not able to access capital at competitive rates, or at all, PNMR’s ability to finance capital requirements and implement its strategy will be limited. Disruptions in the credit markets, which could negatively impact the Company’s access to capital, could be caused by an economic recession, declines in the health of the banking sector generally or the failure of specific banks who are parties to the Company’s credit facilities, deterioration in the overall health of the utility industry, the bankruptcy of an unrelated energy company, war, terrorist attacks, cybersecurity attacks, or threatened attacks.

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
PNMR, PNM, and TNMP cannot be sure that any of their current credit ratings will remain in effect for any given period of time or that a rating will not be put under review for a downgrade, lowered, or withdrawn entirely by a rating agency. As discussed in MD&A - Liquidity and Capital Resources, all of PNMR, PNM, and TNMP debt ratings are investments grade. Downgrades or changing requirements could result in increased borrowing costs due to higher interest rates on current borrowings or future financings, a smaller potential pool of investors, and decreased funding sources. Such conditions also could require the provision of additional support in the form of letters of credit and cash or other collateral to various counterparties.

Declines in values of marketable securities held in trust funds for pension and other postretirement benefits and in the NDT and mine reclamation trusts could result in sustained increases in costs and funding requirements for those obligations, which may affect operational results.

The pension plans’ targeted asset allocation is 50% liability matching fixed and 50% return generating income, which includes alternative income. The Company uses a strategy, known as Liability Driven Investing, which seeks to select investments that match the liabilities of the pension plans. The OPEB plans generally use the same pension fixed income and equity investment managers and utilize the same overall investment strategy as the pension plans, except there is no allocation to alternative investments and the OPEB plans have a target asset allocation of 30% equities and 70% fixed income.

The NDT investment portfolio maintains a target of 80% fixed income and 20% equity securities. The current asset allocation exposes the NDT investment portfolio to market and macroeconomic factors. Declines in market values could result in increased funding of the trusts, the recognition of losses as impairments for the NDT and mine reclamation trusts, and additional expense for the benefit plans. In addition, a change in GAAP required that all changes in the fair value of equity securities recorded on the Company’s balance sheet be reflected in earnings, which results in increased volatility in earnings.

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

It is possible that the Biden administration will make changes to some, or all, provisions of the Tax Act. In addition, further changes to U.S. Treasury regulations, IRS interpretations of the current provisions of the Tax Act, and actions by the NMPRC, PUCT, and FERC could cause the Company’s expectations of the impacts of the Tax Act to change. Any such changes could adversely affect the Company’s financial position, results of operations, and cash flows.

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
PNMR’s restated articles of incorporation and by-laws include a number of provisions that may have the effect of discouraging persons from acquiring large blocks of PNMR’s common stock or delaying or preventing a change in control of PNMR. The material provisions that may have such an effect include:
•Authorization for the Board to issue PNMR’s preferred stock in series and to fix rights and preferences of the series (including, among other things, voting rights and preferences with respect to dividends and other matters)
•Advance notice procedures with respect to any proposal other than those adopted or recommended by the Board
•Provisions specifying that only a majority of the Board, the chairman of the Board, the chief executive officer, or holders of at least one-tenth of all of PNMR’s shares entitled to vote may call a special meeting of shareholders

Under the New Mexico Public Utility Act, NMPRC approval is required for certain transactions that may result in PNMR’s change in control or exercise of control, including ownership of 10% or more of PNMR’s voting stock. PUCT approval is required for changes to the ownership of TNMP or its parent and certain other transactions relating to TNMP. Certain acquisitions of PNMR’s outstanding voting securities also require FERC approval.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES

PNMR

The significant properties owned by PNMR include those owned by PNM and TNMP and are disclosed below.

PNM

See Sources of Power in Part I, Item. 1 Business above for information on PNM’s owned and leased capacity in electric generating stations. As of December 31, 2020, PNM owned, or jointly owned, 3,389 miles of electric transmission lines, 6,077 miles of distribution overhead lines, 5,962 miles of underground distribution lines (excluding street lighting), and 255 substations. PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private, and Native American lands. PNM owns and leases interests in PVNGS Units 1 and 2 and related property, communication, office and other equipment, office space, vehicles, and real estate. PNM also owns service and office facilities throughout its service territory. See Note 8 for additional information concerning leases.

TNMP

TNMP’s facilities consist primarily of transmission and distribution facilities located in its service areas. TNMP also owns and leases vehicles, service facilities, and office locations throughout its service territory. As of December 31, 2020, TNMP owned 983 miles of overhead electric transmission lines, 7,282 miles of overhead distribution lines, 1,348 miles of underground distribution lines, and 110 substations. Substantially all of TNMP’s property is pledged to secure its first mortgage bonds. See Note 7.

ITEM 3.LEGAL PROCEEDINGS

See Note 16 and Note 17 for information related to the following matters for PNMR, PNM, and TNMP, incorporated in this item by reference.

Note 16

•    Navajo Nation Environmental Issues
•Cooling Water Intake Structures
•    Santa Fe Generating Station
•Continuous Highwall Mining Royalty Rate
•    PVNGS Water Supply Litigation
•    San Juan River Adjudication
•Rights-of-Way Matter
•    Navajo Nation Allottee Matters
•Merger Related Litigation

Note 17

•PNM – Renewable Portfolio Standard
•    PNM – Energy Efficiency and Load Management
•PNM – 2020 Decoupling
•PNM – Integrated Resource Plans
•PNM – SJGS Abandonment Application
•PNM – Four Corners Abandonment Application
•PNM – COVID-19 Regulatory Matters
•TNMP – Transmission Cost of Service Rates

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

SUPPLEMENTAL ITEM – EXECUTIVE OFFICERS OF PNM RESOURCES, INC.
All officers are elected annually by the Board of PNMR. Executive officers, their ages as of February 19, 2021 and offices held with PNMR for the past five years are as follows:

Name	Age	Office	Initial Effective Date
P. K. Collawn	62	Chairman, President, and Chief Executive Officer	January 2012
J. D. Tarry	50	Senior Vice President and Chief Financial Officer	January 2020
		Vice President, Controller and Treasurer	September 2018
		Vice President, Finance and Controller	February 2017
		Vice President, Corporate Controller, and Chief Information Officer	April 2015
C. N. Eldred	67	Executive Vice President, Corporate Development and Finance	January 2020
		Executive Vice President and Chief Financial Officer	July 2007
P. V. Apodaca	69	Senior Vice President, General Counsel, and Secretary	January 2010
R. N. Darnell	63	Senior Vice President, Public Policy	January 2012
C. M. Olson	63	Senior Vice President, Utility Operations	February 2018
		Vice President, Utility Operations	December 2016
		Vice President, Generation – PNM	November 2012

PART II

ITEM 5.MARKET FOR PNMR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange under the symbol “PNM”.
Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.2900 per share in July 2019 and $0.3075 per share in July 2020, which are reflected as being in the second quarter. The Board declared dividends on common stock considered to be for the third quarter of $0.2900 per share in September 2019 and $0.3075 per share in September 2020, which are reflected as being in the third quarter above. In December 2019, the Board increased the quarterly dividend from $0.2900 to $0.3075 per share and in December 2020 the Board increased the quarterly dividend from $0.3075 to $0.3275 per share. PNMR targets a long-term dividend payout ratio of 50% to 60% of ongoing earnings, which is a non-GAAP financial measure, that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.
On February 19, 2021, there were 7,902 holders of record of PNMR’s common stock. All of the outstanding common stock of PNM and TNMP is held by PNMR.

As discussed below and in Note 7, in January 2020, PNMR completed an equity offering of approximately 6.2 million shares of common stock. In lieu of issuing equity at the time of the offering, PNMR entered into forward sale agreements with certain forward counterparties. On December 15, 2020 PNMR physically settled all shares under the PNMR 2020 Forward Equity Sale Agreements by issuing 6.2 million shares to the forward purchasers at a price of $45.805 per share, aggregating net proceeds of $283.1 million.

All of PNM’s and TNMP’s common stock is owned by PNMR and is not listed for trading on any stock exchange. See Note 6 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Preferred Stock

As of December 31, 2020, PNM has 115,293 shares of cumulative preferred stock outstanding. PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2020 and 2019. PNMR and TNMP do not have any preferred stock outstanding.

Sales of Unregistered Securities

None.

ITEM 6.SELECTED FINANCIAL DATA
The selected financial data and comparative operating statistics for PNMR should be read in conjunction with the Consolidated Financial Statements and Notes thereto and MD&A.

PNM RESOURCES, INC. AND SUBSIDIARIES

	2020	2019	2018	2017	2016
	(In thousands except per share amounts and ratios)
Total Operating Revenues	$1,523,012	$1,457,603	$1,436,613	$1,445,003	$1,362,951
Net Earnings	$187,316	$92,131	$101,282	$95,419	$131,896
Net Earnings Attributable to PNMR	$172,775	$77,362	$85,642	$79,874	$116,849
Net Earnings Attributable to PNMR per Common Share
Basic	$2.16	$0.97	$1.07	$1.00	$1.47
Diluted	$2.15	$0.97	$1.07	$1.00	$1.46
Cash Flow Data
Net cash flows from operating activities	$485,700	$503,163	$428,226	$523,462	$408,283
Net cash flows from investing activities	$(733,799)	$(673,898)	$(475,724)	$(466,163)	$(699,375)
Net cash flows from financing activities	$292,194	$172,446	$45,646	$(58,847)	$242,392
Total Assets	$7,939,854	$7,298,774	$6,865,551	$6,646,103	$6,471,080
Long-Term Debt, including current installments	$3,295,150	$3,007,717	$2,670,111	$2,437,645	$2,392,712
Financing Leases(1)	$20,442	$8,739	$—	$—	$—
Common Stock Data
Market price per common share at year end	$48.53	$50.71	$41.09	$40.45	$34.30
Book value per common share at year end	$25.64	$21.07	$21.20	$21.28	$21.04
Tangible book value per share at year end	$22.16	$17.58	$17.70	$17.79	$17.55
Average number of common shares outstanding – diluted	80,303	79,990	80,012	80,141	80,132
Dividends declared per common share	$1.2500	$1.1775	$1.0850	$0.9925	$0.9025
Capitalization
PNMR common stockholders’ equity	38.3%	35.8%	38.6%	40.9%	41.1%
Preferred stock of subsidiary, without mandatory redemption requirements	0.2	0.2	0.3	0.3	0.3
Long-term debt	61.5	64.0	61.1	58.8	58.6
	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Upon adoption of ASU 2016-02 – Leases (Topic 842) on January 1, 2019, the Company classifies its fleet vehicle and equipment leases and its office equipment leases that commenced on or after January 1, 2019 as financing leases. See Note 8.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2020	2019	2018	2017	2016
	(In thousands)
PNM Revenues
Residential	$482,852	$427,883	$433,009	$419,105	$395,490
Commercial	392,257	396,987	408,333	408,354	394,150
Industrial	90,845	69,601	61,119	58,851	56,650
Public authority	23,126	20,322	21,688	23,604	23,174
Economy service	15,911	25,757	26,764	30,645	31,121
Transmission	59,856	57,214	54,280	45,932	34,267
Firm-requirements wholesale	—	—	—	4,468	22,497
Other sales for resale (1)	66,253	81,934	76,168	101,897	70,375
Mark-to-market activity	(1,046)	(997)	(1,051)	1,317	(1,645)
Other miscellaneous (2)	13,311	13,134	14,098	10,057	9,834
Alternative revenue programs (3)	(3,531)	1,987	(2,443)	—	—
Total PNM Revenues	$1,139,834	$1,093,822	$1,091,965	$1,104,230	$1,035,913
TNMP Revenues
Residential	$158,066	$150,742	$130,288	$126,587	$124,462
Commercial	118,243	116,953	111,261	106,503	103,174
Industrial	27,367	22,405	17,317	18,140	17,427
Other miscellaneous	87,966	76,210	81,583	89,543	81,975
Alternative revenue programs (3)	(8,464)	(2,529)	4,199	—	—
Total TNMP Revenues	$383,178	$363,781	$344,648	$340,773	$327,038

(1) Includes sales to Tri-State under hazard sharing agreement.
(2) For the years ended December 31, 2020 and 2019, $7.9 million and $6.8 million of sales related to the SJGS 65 MW are classified as other miscellaneous revenue from contracts with customers (Note 4).
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

	2020	2019	2018	2017	2016
PNM MWh Sales
Residential	3,438,381	3,227,338	3,250,560	3,136,066	3,189,527
Commercial	3,404,595	3,732,099	3,814,659	3,774,417	3,831,295
Industrial	1,412,619	1,152,536	879,308	850,914	875,109
Public authority	245,386	231,538	241,238	250,500	249,860
Economy service(1)	444,903	670,128	667,288	722,501	805,733
Firm-requirements wholesale (2)	—	—	—	87,600	429,345
Other sales for resale (3)	2,556,184	2,842,759	2,525,220	3,632,137	2,899,322
Total PNM MWh Sales	11,502,068	11,856,398	11,378,273	12,454,135	12,280,191
TNMP MWh Sales
Residential	3,090,482	3,044,760	3,094,965	2,936,291	2,933,938
Commercial	3,302,589	3,401,288	3,186,788	2,793,263	2,742,366
Industrial	4,952,121	4,281,962	3,681,480	3,202,528	2,976,800
Other	98,775	99,863	100,300	94,767	98,596
Total TNMP MWh Sales	11,443,967	10,827,873	10,063,533	9,026,849	8,751,700

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
(3) Includes sales to Tri-State under hazard sharing agreement.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2020	2019	2018	2017	2016
PNM Customers
Residential	479,112	473,803	470,192	465,950	462,921
Commercial	57,669	57,369	57,000	56,655	56,357
Industrial	194	201	236	239	247
Economy service	1	1	1	1	1
Other sales for resale	19	26	39	36	36
Other	935	930	932	931	887
Total PNM Customers	537,930	532,330	528,400	523,812	520,449
TNMP Consumers
Residential	217,511	213,435	210,696	207,788	204,744
Commercial	41,267	41,054	40,508	39,814	39,817
Industrial	97	96	88	82	66
Other	1,901	1,911	1,924	1,948	1,993
Total TNMP Consumers	260,776	256,496	253,216	249,632	246,620
PNM Generation Statistics
Net Capability – MW, including PPAs (1)	2,816	2,761	2,661	2,580	2,791
Coincidental Peak Demand – MW	1,974	1,937	1,885	1,843	1,908
Average Fuel Cost per MMBTU	$1.851	$1.716	$1.808	$1.704	$1.821
BTU per KWh of Net Generation	10,147	10,055	10,193	10,396	9,975

(1) Amounts are reflective of the shutdown of SJGS Units 2 and 3 in December 2017 and restructured ownership of SJGS Unit 4 as of December 31, 2017.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. The MD&A for PNM and TNMP is presented as permitted by Form 10-K General Instruction I (2) as amended by the FAST Act. For additional information related to the earliest of the two years presented please refer to the Company’s 2019 Annual Report on Form 10-K. A reference to a “Note” in this Item 7 refers to the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, unless otherwise specified. Certain of the tables below may not appear visually accurate due to rounding.
MD&A FOR PNMR
EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 799,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

Recent Developments

Merger

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

The proposed Merger has been unanimously approved by the Boards of Directors of PNMR, Avangrid and Merger Sub and approved by PNMR shareholders at the Special Meeting of Shareholders held on February 12, 2021. On January 20, 2021, the FTC notified PNMR and Avangrid that early termination of the waiting period under the HSR Act in connection with the Merger was granted. CFIUS completed its review of the Merger on February 2, 2021, and has concluded that there are no unresolved national security concerns with respect to the Merger. The early termination of the waiting period under the HSR Act and clearance by CFIUS satisfies two of the conditions to the closing of the transactions contemplated by the Merger Agreement. Consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the absence of any material adverse effect on PNMR, the receipt of required regulatory approvals (including the PUCT, the NMPRC, FERC, FCC, and the NRC), and the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made. The Merger is currently expected to close in the second half of 2021.

Texas Winter Storm

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. In the event a REP files for bankruptcy, TNMP has regulatory authorization to defer bad debt expense from REPs to a regulatory asset and seek recovery in a general rate case. At this time, the Company does not expect significant financial impacts related to this event.

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

Earning Authorized Returns on Regulated Businesses

PNMR’s success in accomplishing its financial objectives is highly dependent on two key factors: fair and timely regulatory treatment for its utilities and the utilities’ strong operating performance. The Company has multiple strategies to achieve favorable regulatory treatment, all of which have as their foundation a focus on the basics: safety, operational excellence, and customer satisfaction, while engaging stakeholders to build productive relationships. Both PNM and TNMP seek cost recovery for their investments through general rate cases, periodic cost of service filings, and various rate riders.

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

The NMPRC’s order included a determination that PNM was imprudent in purchasing certain leased capacity in PVNGS Unit 2, extending other PVNGS leased capacity, and installing BDT environmental controls equipment on SJGS. PNM appealed the NMPRC’s imprudence findings to the NM Supreme Court. Specifically, PNM appealed the NMPRC’s determination that PNM was imprudent in certain matters in the case, including the disallowance of the full purchase price of 64.1 MW of capacity in PVNGS Unit 2, the undepreciated costs of capitalized improvements made during the period the 64.1 MW of capacity was leased by PNM, the costs of converting SJGS Units 1 and 4 to BDT, and future contributions for PVNGS decommissioning attributable to 64.1 MW of purchased capacity and the 114.6 MW of capacity under the extended leases.

In May 2019, the NM Supreme Court issued its decision on the matters that had been appealed in the NM 2015 Rate Case. The NM Supreme Court upheld all of the decisions in the NMPRC’s order except for their decision to permanently disallow recovery of future decommissioning costs related to the purchased and extended leases because PNM was deprived of its rights to due process of law and remanded the case to the NMPRC for further proceedings. In January 2020, the NMPRC issued its order in response to the NM Supreme Court’s remand that reaffirmed its September 2016 order except for the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2. The NMPRC indicated that PNM’s ability to recover these costs will be addressed in a future proceeding and closed the NM 2015 Rate Case docket.

As a result of the NM Supreme Court’s ruling, PNM recorded a pre-tax impairment of $150.6 million which is reflected as regulatory disallowances and restructuring costs in the Consolidated Statements of Earnings for the year ended December 31, 2019. This amount reflects capital costs not previously impaired during the pendency of the appeal related to PNM’s purchase of 64.1 MW, undepreciated capital improvements made in PVNGS Unit 1 during the period such interests had been leased, and investments in BDT environmental controls equipment on SJGS Units 1 and 4. The impairment was offset by tax impacts of $45.7 million which are reflected as income taxes on the Consolidated Statements of Earnings.

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

On December 29, 2020, Sierra Club filed a motion to re-open the 2016 rate case. The motion requests that the NMPRC re-open the 2016 rate case for the limited purpose of conducting a prudence review of certain Four Corners capital expenditures that the NMPRC deferred in its order approving the settlement agreement. Alternatively, Sierra Club requested that the deferred prudence review be conducted, and given weight as appropriate, in the Four Corners Abandonment Application. On February 10, 2021, the NMPRC rejected Sierra Club’s motion to re-open the NM 2016 Rate Case and stated that issues on whether the terms of the ETA provide an opportunity for consideration of prudence for Four Corners undepreciated investments included in a financing order or what effects the rates approved in the NM 2016 Rate Case may have on determining energy transition cost should be considered in the Four Corners Abandonment Application. See Note 17.

2020 Decoupling Petition – On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. If approved, customer bills would not be impacted until January 1, 2022. On October 2, 2020, PNM requested an order to vacate the public hearing, scheduled to begin October 13, 2020, and stay the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the Hearing Examiner approved PNM's request to stay the proceeding and vacate the public hearing and on October 30, 2020 PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. See Note 17. PNM cannot predict the outcome of this matter.

Advanced Metering – Currently, TNMP has more than 242,000 advanced meters across its service territory. Beginning in 2019, the majority of costs associated with TNMP’s AMS program are being recovered through base rates. On October 2,

2020, TNMP filed an application with the PUCT for authorization to implement necessary technological upgrades of approximately $46 million to its AMS program by November 2022. On January 14, 2021, the PUCT approved TNMP’s application. TNMP will seek recovery of the investment associated with the upgrade in a future general rate proceeding or distribution cost recovery factor filing.

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

On April 6, 2020, TNMP filed its 2020 DCOS that requested an increase in annual distribution revenues of $14.7 million and that new rates go into effect beginning in September 2020. On June 26, 2020, TNMP reached a unanimous settlement agreement with parties that would authorize TNMP to collect a $14.3 million annual distribution revenue requirement beginning in September 2020. On August 13, 2020, the PUCT approved the unanimous settlement. See Note 17.

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

Under the terms of the Merger Agreement, PNMR has agreed not to declare, set aside, make or pay any dividend or other distribution, payable in cash, stock, property or otherwise, with respect to any of its equity securities, or make any other actual, constructive or deemed distribution in respect of any equity securities (except (i) PNMR may continue the declaration and payment of planned regular quarterly cash dividends on PNMR common stock for each quarterly period ended after the date of the Merger Agreement, in an amount not to exceed $0.3275 for any fiscal quarters in 2021 and 2022, with usual record and payment dates in accordance with past dividend practice, and (ii) for any cash dividend or cash distribution by a wholly-owned subsidiary of PNMR to PNMR or another wholly-owned subsidiary of PNMR).

The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
December 2019	6.0%
December 2020	6.5%

Maintaining Investment Grade Credit Ratings

The Company is committed to maintaining investment grade credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. On April 6, 2020, S&P downgraded the ratings for PNMR, PNM, and TNMP one notch and affirmed TNMP’s first mortgage bond rating. On September 1, 2020, Moody's affirmed the credit rating and stable outlook for PNM. On September 4, 2020, Moody's affirmed the credit rating for PNMR and TNMP, affirmed the stable outlook for PNMR, and changed TNMP's rating outlook from stable to negative. Upon the announcement of the Merger on October 21, 2020, S&P revised its ratings outlook from stable to positive for PNMR, PNM, and TNMP and affirmed each of the ratings. All of the credit ratings issued by both Moody’s and S&P on the Company’s debt continue to be investment grade.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and then President Trump declared the COVID-19 pandemic a national emergency in the U.S. The Company continues to closely monitor developments and has taken and continues to take steps to mitigate the potential risks related to the COVID-19 pandemic. The Company has assessed and updated its existing business continuity plans in response to the impacts of the pandemic through crisis team meetings and working with other utilities and operators. It has identified its critical workforce, staged backups and limited access to control rooms and critical assets. The Company has worked to protect the safety of its employees using a number of measures, including minimizing exposure to other employees and the public and mandating work-from-home and flexible arrangements for all applicable job functions. The Company is also working with its suppliers to understand the potential impacts to its supply chain and remains focused on the integrity of its information systems and other technology systems used to run its business. However, the Company cannot predict the extent or duration of the ongoing COVID-19 pandemic, its effects on the global, national or local economy, or on the Company's financial position, results of operations, and cash flows. The Company will continue to monitor developments related to COVID-19 and will remain focused on protecting the health and safety of its customers, employees, contractors, and other stakeholders, and on its objective to provide safe, reliable, affordable and environmentally responsible power. As discussed in Note 17, both PNM and TNMP suspended disconnecting certain customers for past due bills, waived late fees during the pandemic, and have been provided regulatory mechanisms to recover these and other costs resulting from COVID-19. See additional discussion below regarding the Company's customer, community, and stakeholder engagement in response to COVID-19 and in Item 1A. Risk Factors.

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2019 and 2020 period, PNM and TNMP together invested approximately $1.3 billion in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. During 2018 and 2019 PNM constructed 50 MW of PNM-owned solar-PV facilities, which were approved by the NMPRC in PNM’s 2018 renewable energy procurement plan. On May 1, 2019, PNM executed an agreement to purchase the Western Spirit Line, which has been approved by FERC and the NMPRC. Under the agreement, subject to certain conditions being met prior to closing, PNM will purchase the Western Spirit Line upon its expected commercial operation date in 2021 at a net cost of approximately $285 million, including customer reimbursements.

New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. PNM has launched the Wired for the Future capital initiative, which emphasizes new investments in its transmission and distribution infrastructure with three primary objectives: delivering clean energy, enhancing customer satisfaction and increasing grid resilience. Projects are aimed at advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico ranks third in the Nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks third in the Nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. As of December 31, 2020, NMRD’s renewable energy capacity in operation was 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Facebook data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.

NMPRC rules required PNM to file its 2020 IRP in July 2020. In April 2020, the NMPRC approved PNM ‘s request to extend the deadline to file its 2020 IRP until six months after the NMPRC issues a final order approving replacement resources in PNM’s SJGS Abandonment Application. On January 29, 2021 PNM filed its 2020 IRP. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024. The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth.
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

PNMR’s corporate website (www.pnmresources.com) includes a dedicated section providing key environmental and other sustainability information related to PNM’s and TNMP’s operations and other information that collectively demonstrates the Company’s commitment to ESG principles. This information highlights plans for PNM to be coal-free by 2024 (subject to regulatory approval) and to achieve an emissions-free generating portfolio by 2040.

On September 21, 2020, PNM announced an agreement to partner with Sandia National Laboratories in research and development projects focused on energy resiliency, clean energy, and national security. The partnership demonstrates PNMR's commitment to ESG principles and its support of projects that further its emissions-free generation goals and plans for a reliable, resilient, and secure grid to deliver New Mexico's clean energy future.

The Energy Transition Act (“ETA”)

On June 14, 2019, Senate Bill 489, known as the ETA, became effective. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022 and the planned Four Corners exit in 2024. PNM cannot predict the full impact of the ETA on potential future generating resource abandonment and replacement filings with the NMPRC.

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

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application sought NMPRC approval to retire PNM’s share of SJGS in mid-2022, and for approval of replacement resources and the issuance of approximately $361 million of Securitized Bonds as provided by the ETA. The application included several replacement resource scenarios including PNM’s recommended replacement scenario, which is consistent with PNM’s goal of having a 100% emissions-free generating portfolio by 2040 and would have provided cost savings to customers while preserving system reliability. The application included three other replacement resource scenarios that would have placed a greater amount of resources in the San Juan area, or resulted in no new fossil-fueled generating facilities, or no battery storage facilities being added to PNM’s portfolio. When compared to PNM’s recommended replacement resource scenario, the three alternative resource scenarios were expected to result in increased costs to customers and the two alternative resource scenarios that resulted in no new fossil-fueled generating facilities were expected to not provide adequate system reliability.

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

On June 24, 2020, the Hearing Examiners issued a second recommended decision on PNM's request for approval of replacement resources that addressed the entire portfolio of replacement resources. On July 29, 2020 the NMPRC issued an order approving resource selection criteria identified in the ETA and would include PPA's for 650 MW of solar and 300 MW of battery storage. See additional discussion of the ETA and PNM’s San Juan Abandonment Application in Notes 16 and 17.

Four Corners Abandonment Application - On January 8, 2021, PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of energy transition bonds as provided by the ETA. If approved, PNM would exit its 200 MW ownership interest in Four Corners seven years earlier than planned and accelerate its exit of coal to 2024. See additional discussion of the ETA and PNM’s Four Corners Abandonment Application in Notes 16 and 17.

Other Environmental Matters – SJGS and Four Corners may be required to comply with environmental rules that affect coal-fired generating units, including regional haze rules and the ETA. On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines issued under the CAA Section 111(d). EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. However, on January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating and remanding the rule, holding that it was based on a misconstruction of Section 111(d) of the Clean Air Act. In addition, on January 27, 2021, President Biden signed an executive order requiring a review of environmental regulations issued under the Trump Administration, which will include a review of the ACE rule. The Biden Administration has made clear that it will seek greater authority in regulating greenhouse gas emissions to address climate change.

SJGS may also be required to comply with additional CO2 emissions restrictions issued by the New Mexico Environmental Improvement Board pursuant to the recently enacted ETA. PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance, if any.

PNMR is building upon its ESG goal of 100% emissions-free generation by 2040 with plans for additional emissions reductions through the electrification of its vehicle fleet. Growing the number of electric vehicles within the Company's fleet will benefit the environment and lower fuel costs furthering the commitment to ESG principles. Under the commitment, existing fleet vehicles will be replaced as they are retired with an increasing percentage of electric vehicles. The new goals call for 25% of all light duty fleet purchases to be electric by 2025 and 50% to be electric by 2030.

To demonstrate PNMR’s commitment to increase the electrification of vehicles in its service territory, PNM filed a Transportation Electrification Program (“TEP”) with the NMPRC on December 18, 2020. The TEP supports customer adoption of electric vehicles by focusing on addressing the barriers to electric vehicle adoption and encourage use. PNM’s proposed program budget will be dedicated to low and moderate income customers by providing rebates to both residential and non-residential customers towards the purchase of chargers and/or behind-the-meter infrastructure. See Note 17.

Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as solar, wind, and geothermal energy purchased under PPAs. As of December 31, 2020, PNM has 158 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 161.0 MW at December 31, 2020. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 200 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM’s 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind II beginning in March 2021. The NMPRC’s approved portfolio to replace the planned retirement of SJGS will result in PNM executing solar PPAs of 650 MW combined with 300 MW of battery storage facilities. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements.
As discussed in Strategic Investments above, PNM is currently purchasing the output of 130 MW of solar capacity from NMRD that is used to serve the Facebook data center which includes two 25-year PPAs to purchase renewable energy and

RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities constructed by NMRD to supply power to Facebook, Inc. The first 50 MW of these facilities began commercial operations in November 2019 and the second 50 MW facility began commercial operations in July 2020. Additionally, PNM has entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of power and RECs from a 50 MW wind project, which was placed in commercial operation in November 2018, a 166 MW wind project which became operational in February 2021, and a 50 MW solar-PV project to be operational in December 2021. On February 8, 2021 PNM filed an application with the NMPRC for approval to service the Facebook data center for an additional 190 MW of solar PPA combined with 100 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. See Note 17.
On May 31, 2019, PNM filed an application with the NMPRC for approval of a program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program (“PNM Solar Direct”). The costs of the program would be recovered directly from subscribing customers through a rate rider, including the costs to procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. These facilities are expected to be placed in commercial operation in September 2021. In March 2020, the NMPRC approved PNM’s application, including the rate rider and PPA.
PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS and carbon-free resource requirements.
Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2020, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs is estimated to be approximately 72 GWh. This is equivalent to the annual consumption of approximately 10,600 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2020, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs is estimated to be approximately 17 GWh. This is equivalent to the annual consumption of approximately 2,011 homes in TNMP’s service territory. As discussed above, in April 2020, PNM filed an application for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The proposed program also included an AMI pilot program that PNM did not recommend due to the limited benefits that are cost-effective under a pilot structure. On September 17, 2020 the Hearing Examiner in the case issued a recommended decision recommending that PNM's proposed 2021 energy efficiency and load management program be approved, with the exception of the proposed AMI pilot program. On October 28, 2020 the NMPRC issued an order adopting the recommended decision in its entirety.

Water Conservation and Solid Waste Reduction

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 35% more efficient than in 2007).  Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of gray water and air-cooling technology have contributed to this reduction.  Water usage has continued to decline as PNM has substituted less fresh-water-intensive generation resources to replace SJGS Units 2 and 3 starting in 2018, as water consumption at that plant has been reduced by approximately 50%.  As the Company moves forward with its mission to achieve 100% carbon‐free generation by 2040, it expects that more significant water savings will be gained. PNM has set a goal to reduce freshwater use 80% by 2035 and 90% by 2040 from 2005 levels. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy.

In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2020, 18 of the Company’s 23 facilities met the solid waste diversion goal of a 65% diversion rate. The Company expects to continue to do well in this area in the future.

Customer, Stakeholder, and Community Engagement

Another key element of the Company’s commitment to ESG principles is fostering relationships with its customers, stakeholders, and communities. The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has demonstrated a commitment to building productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced customer service engagement options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. As a result, PNM has seen significant gains in customer satisfaction in recent years in both the JD Power Electric Utility Residential Customer Satisfaction StudySM and its

own proprietary relationship surveys. In September 2020, J.D. Power also ranked PNM as one of the top performers in the industry for improved impression of the company based on PNM’s response to the COVID-19 pandemic.

The Company has leveraged a number of communications channels and strategic content to better serve and engage its many stakeholders. PNM’s website www.pnm.com, provides the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The Company’s website is also a resource for information about PNM’s operations and community outreach efforts, including plans for building a sustainable energy future for New Mexico and to transition to an emissions-free generating portfolio by 2040. PNM has also leveraged social media in communications with customers on various topics such as education, outage alerts, safety, customer service, and PNM’s community partnerships in philanthropic projects. As discussed above, PNMR’s corporate website, www.pnmresources.com, includes a dedicated section providing additional information regarding the Company’s commitment to ESG principles and other sustainability efforts.

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

Another demonstration of the Company’s commitment to ESG principles is the Company’s tradition of supporting the communities it serves in New Mexico and Texas. This support extends beyond corporate giving and financial donations from the PNM Resources Foundation to also include collaborations on community projects, customer low-income assistance programs, and employee volunteerism. In response to COVID-19, additional efforts were made in each of these areas and exhibit the Company’s core value of caring for its customers and communities.

During the three years ending December 31, 2020, corporate giving contributed $7.7 million to civic, educational, environmental, low income, and economic development organizations. PNMR recognizes its responsibility to support programs and organizations that enrich the quality of life across its service territories and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In response to COVID-19 community needs, PNMR donated to an Emergency Action Fund in partnership with key local agencies to benefit approximately ninety nonprofits and small businesses facing challenges due to lack of technology, shifting service needs, and cancelled fundraising events. Additionally, employee teams have supported first responders and other front-line workers through the delivery of food and other supplies often procured from local businesses struggling during stay-at-home orders. PNM also donated to the Pueblo Relief Fund and delivered personal protective supplies to pueblo areas and tribal nations throughout New Mexico. While its service territory does not include the Navajo Nation, PNM’s operations include generating facilities and employees in this region that has been disproportionately affected by the pandemic. In response, employee teams focused efforts to this region and also provided available supplies of personal protective equipment. PNM has also collaborated with the Navajo Tribal Utility Authority Wireless (“NTUAW”) to set up wireless “hot spots” throughout the Navajo Nation in areas without internet access to assist first responders and support continued education opportunities amidst school closures. These actions supplement PNM’s continued support for the Navajo Nation. The PNM Navajo Nation Workforce Training Scholarship Program provides support for Navajo tribal members and encourages the pursuit of education and training in existing and emerging jobs in the communities in which they live. In 2019, PNM invested an additional $500,000 into this scholarship program to further assist in the development and education of the Navajo Nation workforce. PNM has invested in paid summer college engineering internship programs for American Indian students available in the greater Albuquerque area. PNM also continues to partner in the Light up Navajo project, piloted in 2019 and modeled after mutual aid to connect homes without electricity to the power grid. In 2020, PNM also partnered with key local organizations to initiate funding for programs focused on diversity, equity and inclusion.

Another important outreach program is tailored for low-income customers and includes the PNM Good Neighbor Fund to provide customer assistance with their electric utility bills. COVID-19 has increased the needs of these customers along with customers who may not otherwise need to seek assistance. In addition to the suspension of customer disconnections and expansion of customer payment plans, PNM responded with increased communications through media outlets and customer outreach to connect customers with nonprofit community service providers offering financial assistance, food, clothing, medical programs, and services for seniors. As a result of these communication efforts, 3,487 families in need have received emergency assistance through the PNM Good Neighbor Fund during 2020.

Additionally as part of corporate giving, on October 1, 2020, PNM introduced $2.0 million in funding for new COVID Customer Relief Programs to support income-qualified residential customers and small business customers who have been impacted by the financial challenges created by COVID-19 and have past due electric bills. Qualified customers that pay a portion of their past-due balance can receive assistance toward their remaining balance.

Volunteerism is also an important facet of employee culture keeping our communities safer, stronger, smarter and more vibrant. In 2020, PNM and TNMP employees and retirees contributed over 6,200 virtual and in-person volunteer hours serving local communities by supporting at least 250 organizations. Volunteers also participate in a company-wide annual Day of Service at nonprofits across New Mexico and Texas along with participation on a variety of nonprofit boards and independent volunteer activities throughout the year.

In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides more than $1 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop business, develop and implement environmental programs, and provide educational opportunities. Beginning in 2020, the PNM Resources Foundation is funding grants with a three-year focus on decreasing homelessness, increasing access to affordable housing, reducing carbon emissions, and community safety, with an emphasis on COVID-19 programs. As part of this emphasis, $0.4 million has been awarded to nonprofits in New Mexico and Texas to assist with work being done on the front lines of the pandemic for community safety, with a focus on helping senior citizens and people currently experiencing homelessness during the shelter-in-place directives. In 2020, the PNM Resources Foundation expanded its matching donation program to offer 2-to-1 matching on employee donations made to social justice nonprofits and increased the annual amount of matching donations available to each of its employees.

Economic Factors

PNM – In 2020, PNM experienced an increase in weather normalized residential load of 5.8%, partially offset by a decrease in weather normalized commercial load of 9.9% compared to 2019, primarily due to New Mexico state restrictions related to COVID-19. PNM did not experience significant impacts to its other customer classes.

TNMP – In 2020, TNMP experienced an increase in volumetric weather normalized retail load of 2.9% compared to 2019. Weather normalized demand-based load, excluding retail transmission consumers, decreased 1.3% in 2020 compared to 2019. TNMP has experienced increased volumetric usage related to residential consumers offset by decreases in its demand based load as a result of impacts related to COVID-19.

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

Results of Operations

Net earnings attributable to PNMR were $172.8 million, or $2.15 per diluted share in the year ended December 31, 2020 compared to $77.4 million, or $0.97 per diluted share in 2019. Among other things, earnings in 2020 benefited from higher weather normalized residential load at PNM, higher volumetric load at TNMP, warmer weather at PNM, higher earnings on PNM's renewable rate rider, higher transmission rates at PNM and TNMP, higher distribution rates at TNMP, lower plant maintenance costs at PNM, and lower interest expense at PNM. In addition, a regulatory disallowance recorded in 2019 resulting from the NM Supreme Court's opinion in PNM's appeal of the NMPRC's decisions in the NM 2015 Rate Case decreased earnings in 2019 compared to 2020. These increases were partially offset by lower weather normalized commercial load at PNM, lower demand-based load at TNMP, milder weather conditions at TNMP, higher operational and maintenance expense, including higher employee related, outside service and vegetation management expenses at PNM and TNMP, increased depreciation at PNM and TNMP, a donation to COVID Customer Relief Programs at PNM, and lower gains on PNM's PVNGS and coal mine reclamation investment securities. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that currently expire in October 2023. Both facilities provide for short-term borrowings and letters of credit and can be extended through October 2024, subject to approval by a majority of the lenders. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico, which expires in December 2022, and TNMP has a $75.0 million revolving credit facility, which expires in September 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. PNMR Development has a revolving credit facility with a capacity of $40.0 million, with the option, subject to lender approval, to further increase the capacity up to $50.0 million upon 15-days advance notice, that expires in January 2022. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. Total availability for PNMR on a consolidated basis was $773.1 million at February 19, 2021. Total availability at PNMR, on a consolidated basis, does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $4.5 billion for 2021-2025. The construction expenditures include estimated amounts for an anticipated expansion of PNM’s transmission system, including the planned purchase of the Western Spirit Line, and expenditures for PNM’s Wired for the Future capital initiative.

In January 2020, PNMR entered into agreements to sell approximately 6.2 million shares of PNMR common stock under forward purchase arrangements (the “PNMR 2020 Forward Equity Sale Agreements”). Under the PNMR 2020 Forward Equity Sale Agreements, PNMR had the option to physically deliver, cash settle, or net share settle all or a portion of PNMR common stock on or before a date that is 12 months from their effective dates. PNMR did not initially receive any proceeds upon execution of these agreements. On December 15, 2020 PNMR physically settled all shares under the PNMR 2020 Forward Equity Sale Agreements by issuing 6.2 million shares to the forward purchasers at a price of $45.805 per share aggregating net proceeds of $283.1 million. Following this settlement, no shares of PNMR’s common stock remain subject to future settlement under the PNMR 2020 Forward Equity Sale Agreements. See Note 7.

To fund capital spending requirements to meet growth that balances earnings goals, credits metrics and liquidity needs, the Company has entered into a number of other financing arrangements in 2020, including the TNMP 2020 Bond Purchase Agreements, the PNM 2020 Term Loan, the PNM 2020 Note Purchase Agreement, the PNMR 2020 Term Loan, and the PNMR 2020 Delayed-Draw Term Loan. For further discussion on these financing arrangements see Liquidity and Capital Resources discussion below as well as Note 7.

See discussion of the NMPRC’s April 1, 2020 approval of PNM’s request to issue approximately $361 million of Securitized Bonds upon the retirement of SJGS in 2022, and the related appeal of that order to the NM Supreme Court in Note 17.

After considering the effects of these financings and the Company’s short-term liquidity position as of February 19, 2021, the Company has consolidated maturities of long-term and short-term debt aggregating $872.3 million in the period from January 1, 2021 through December 31, 2021, and an additional $295.0 million that will mature by February 28, 2022. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2021-2025 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Also, refer to Disclosure Regarding Forward Looking Statements in Part I, Item 1 and to Risk Factors in Part I, Item 1A.

A summary of net earnings attributable to PNMR is as follows:

	Year Ended December 31,		Change
	2020	2019	2020/2019
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$172.8	$77.4	$95.4
Average diluted common and common equivalent shares	80.3	80.0	0.3
Net earnings attributable to PNMR per diluted share	$2.15	$0.97	$1.18

The components of the changes in net earnings attributable to PNMR by segment are:

Change
2020/2019
(In millions)
PNM	$104.8
TNMP	2.8
Corporate and Other	(12.2)
Net change	$95.4

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

The following table summarizes the operating results for PNM:

	Year Ended December 31,		Change
	2020	2019	2020/2019
	(In millions)
Electric operating revenues	$1,139.8	$1,093.8	$46.0
Cost of energy	345.2	317.7	27.5
Utility margin	794.7	776.1	18.6
Operating expenses	414.4	554.7	(140.3)
Depreciation and amortization	165.3	160.4	4.9
Operating income	214.9	61.1	153.8
Other income (deductions)	31.6	41.3	(9.7)
Interest charges	(64.6)	(72.9)	8.3
Segment earnings (loss) before income taxes	181.9	29.5	152.4
Income (taxes) benefit	(21.9)	26.0	(47.9)
Valencia non-controlling interest	(14.0)	(14.2)	0.2
Preferred stock dividend requirements	(0.5)	(0.5)	—
Segment earnings	$145.5	$40.7	$104.8

The following table shows GWh sales, including the impacts of weather, by customer class and average number of customers:

	Year Ended December 31,		Percent Change
	2020	2019	2020/2019
	(Gigawatt hours, except customers)
Residential	3,438.4	3,227.3	6.5%
Commercial	3,404.6	3,732.1	(8.8)
Industrial	1,412.6	1,152.5	22.6
Public authority	245.4	231.5	6.0
Economy service (1)	444.9	670.1	(33.6)
Other sales for resale	2,556.2	2,842.8	(10.1)
	11,502.1	11,856.3	(3.0)%
Average retail customer (thousands)	535.2	530.3	0.9%
(1)PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

Operating results – 2020 compared to 2019

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2020
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 5.8%, for residential customers, partially offset by decreased sales to commercial customers of 9.9%	0.2
Weather – Warmer weather in 2020; cooling degree days were 16.1% higher	4.8
Leap Year – Increase in revenue due to additional day in 2020	1.8
Transmission – Increase primarily due to higher revenue under formula transmission rates, the addition of new customers, and higher volumes	4.9
Rate riders – Includes renewable energy, fuel clause, and energy efficiency riders which are partially offset in operating expense and depreciation and amortization	5.4
Coal mine reclamation – Increase primarily due to lower expense on surface mine reclamation in 2020 and the remeasurement of PNM’s obligation for Four Corners coal mine reclamation in 2019	3.1
Late/disconnect fees – Suspension of late/disconnect fees due to COVID-19	(0.9)
Other	(0.7)
Net Change	$18.6

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2020
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs at SJGS, partially offset with higher costs at Four Corners, PVNGS and gas-fired plants	$(5.6)
Regulatory disallowance resulting from the NM Supreme Court’s May 2019 decision on PNM’s appeal of the NM 2015 Rate Case (Note 17)	(150.6)
2020 increase in estimated coal mine reclamation costs associated with ownership restructuring of SJGS and Four Corners (Note 16)	1.1
Higher employee related and outside service expenses	8.0
Reclassification of upfront and quarterly commitment fees, offset in interest charges	1.3
Higher vegetation management expenses	2.0
Higher bad debt expense	0.7
Higher costs associated with rate riders, which are offset in utility margin	2.4
Other	0.4
Net Change	$(140.3)

Depreciation and amortization:

Increased utility plant in service, including solar facilities under the renewable rider	$6.7
Lower accretion expense for PVNGS plant decommissioning AROs resulting from new 2020 study (Note 16)	(1.6)
Other	(0.2)
Net Change	$4.9

Year Ended December 31, 2020
Change
Other income (deductions):	(In millions)

Lower gains on investment securities in the NDT and coal mine reclamation trusts	$(8.0)
Higher equity AFUDC	0.3
Higher trust expenses partially offset by higher interest income related to investment securities in the NDT and coal mine reclamation trusts	(0.3)
COVID Customer Relief Programs donation	(2.0)
Other	0.3
Net Change	$(9.7)

Interest charges:

Issuance of $200.0 million of SUNs entered into in April 2020	$(4.5)
Reclassification of upfront and quarterly commitment fees, offset in operating expenses	1.3
Lower interest on term loans	2.3
Lower interest on PCRBs remarketed in 2020	7.9
Lower debt AFUDC resulting from FERC audit	(1.9)
Interest on deposit by PNMR Development for potential transmission interconnections in 2019, which is offset in Corporate and Other	3.3
Other	(0.1)
Net Change	$8.3

Income (taxes) benefits:

Higher segment earnings before income taxes	$(38.8)
Non-deductible compensation	(1.2)
Reversal of excess deferred income taxes resulting from regulatory disallowances in the NM 2015 Rate Case (Note 17)	(7.5)
Other	(0.4)
Net Change	$(47.9)
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

The following table summarizes the operating results for TNMP:

	Year Ended December 31,		Change
	2020	2019	2020/2019
	(In millions)
Electric operating revenues	$383.2	$363.8	$19.4
Cost of energy	102.1	95.1	7.0
Utility margin	281.1	268.7	12.4
Operating expenses	104.9	98.6	6.3
Depreciation and amortization	87.8	84.3	3.5
Operating income	88.5	85.8	2.7
Other income (deductions)	6.8	4.1	2.7
Interest charges	(30.4)	(29.1)	(1.3)
Segment earnings before income taxes	64.9	60.8	4.1
Income (taxes)	(6.3)	(5.0)	(1.3)
Segment earnings	$58.6	$55.8	$2.8

The following table shows total GWh sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Year Ended December 31,		Percentage Change
	2020	2019	2020/2019
Volumetric load (1) (GWh)
Residential	3,069.6	3,044.8	0.8%
Commercial and other	31.5	31.5	—%
Total volumetric load	3,101.1	3,076.3	0.8%
Demand-based load (2) (MW)	20,061.5	19,386.7	3.5%
Average retail consumers (thousands) (3)	258.8	255.2	1.4%
(1)Volumetric load consumers are billed on KWh usage.
(2)Demand-based load includes consumers billed on a monthly KW peak and retail transmission customers that are primarily billed under rate riders.
(3)TNMP provides transmission and distribution services to REPs that provide electric service to customers in TNMP’s service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

Operating results – 2020 compared to 2019

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2020
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2019, September 2019, March 2020, and October 2020, and higher wholesale transmission demand-based sales	$11.3
Distribution rate relief – Distribution cost of service rate established in September 2020	5.3
Volumetric-based customer usage/load – Weather normalized KWh sales increased 2.9% in addition to the leap-year impact; the average number of retail consumers increased 1.4%	2.6
Demand based customer usage/load – Demand-based sales for large commercial and industrial customers excluding retail transmission customers decreased 1.3%	(0.7)
Weather – Milder weather in 2020; heating degree days were 19.8% lower in 2020	(2.4)
Rate riders and other – Impacts of rate riders, including the CTC surcharge, energy efficiency rider, rate case expense rider and transmission cost recovery factor, which are offset in operating expense and depreciation and amortization	(3.7)
Net Change	$12.4

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2020
Change
Operating expenses:	(In millions)

Higher employee related and outside service expenses	$3.4
Higher vegetation management expenses	1.6
Higher property tax due to increased utility plant in service partially offset by lower assessed property values	0.5
Higher amortization of rate expenses offset in utility margin	1.0
Other	(0.2)
Net Change	$6.3

Year Ended December 31, 2020
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$6.6
Decreased amortization of CTC (Note 17)	(3.3)
Other	$0.2
Net Change	$3.5

Other income (deductions):

Higher equity AFUDC	$1.5
Higher CIAC	0.9
Other	0.3
Net Change	$2.7

Interest charges:

Repayment of $172.3 million 9.5% first mortgage bonds in April 2019	$4.3
Issuance of $305.0 million first mortgage bonds in 2019	(3.6)
Repayment of $35.0 million term loan in December 2019	1.1
Issuance of $185.0 million of first mortgage bonds in 2020	(3.4)
Other	0.3
Net Change	$(1.3)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(0.9)
Other	(0.4)
Net Change	$(1.3)

Corporate and Other
The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,		Change
	2020	2019	2020/2019
	(In millions)
Total revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(4.4)	(20.5)	16.1
Depreciation and amortization	22.5	23.2	(0.7)
Operating income (loss)	(18.1)	(2.7)	(15.4)
Other income (deductions)	(1.4)	(1.8)	0.4
Interest charges	(19.4)	(19.0)	(0.4)
Segment earnings (loss) before income taxes	(38.8)	(23.5)	(15.3)
Income (taxes) benefit	7.5	4.4	3.1
Segment earnings (loss)	$(31.3)	$(19.1)	$(12.2)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expenses includes an increase for the reclassification of $0.7 million in upfront and quarterly commitment fees, previously recorded as interest charges that were not allocated to PNM and TNMP. In addition, operating expenses include $17.0 million in costs related to the Merger in 2020 and $1.6 million in cost to review strategic growth opportunities in 2019 that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating results – 2020 compared to 2019

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2020
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$1.1
Increase in donations and other contributions	(0.8)
Other	0.1
Net Change	$0.4

Interest charges:

Lower interest on term loans	$2.0
Reclassification of upfront and quarterly commitment fees, primarily offset in operating expense	0.9
Elimination of intercompany interest (Note 7)	(3.3)
Net Change	$(0.4)

Income (taxes) benefits:

Higher segment loss before income taxes	$3.9
Other impairments, valuation allowances, and non-deductible expenses	0.5
Non-deductible merger related costs	(1.2)
Other	(0.1)
Net Change	$3.1

LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows
The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,		Change
	2020	2019	2020/2019
	(In millions)
Net cash flows from:
Operating activities	$485.7	$503.2	$(17.5)
Investing activities	(733.8)	(673.9)	(59.9)
Financing activities	292.2	172.4	119.8
Net change in cash and cash equivalents	$44.1	$1.7	$42.4

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

Cash Flows from Investing Activities
The changes in PNMR’s cash flows from investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities also include activity related to the Four Corners Purchase and Sale Agreement and NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Year Ended December 31,		Change
	2020	2019	2020/2019
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(35.0)	$(72.1)	$37.1
Renewables	—	(62.7)	62.7
Transmission and distribution	(276.1)	(180.1)	(96.0)
Nuclear fuel	(24.0)	(26.9)	2.9
	(335.1)	(341.8)	6.7
TNMP:
Transmission	(122.9)	(73.9)	(49.0)
Distribution	(198.6)	(180.1)	(18.5)
	(321.5)	(254.0)	(67.5)
Corporate and Other:
Computer hardware and software	(22.4)	(20.5)	(1.9)
	(679.0)	(616.3)	(62.7)
Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	591.0	494.5	96.5
Purchases of investment securities	(607.6)	(513.8)	(93.8)
Investments in NMRD	(23.3)	(38.3)	15.0
Other, net	(14.9)	—	(14.9)
	(54.8)	(57.6)	2.8
Net cash flows from investing activities	$(733.8)	$(673.9)	$(59.9)
Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings decreased $153.1 million in 2020 compared to a decrease of $50.8 million in 2019, resulting in a net decrease in cash flows from financing activities of $102.3 million in 2020
•In 2020, PNMR had net amounts received under transmission interconnection arrangements of $5.5 million compared to $5.7 million in 2019
•In 2019, PNM borrowed $290.0 million under the PNM 2019 $250.0 Million Term Loan and the PNM 2019 $40.0 Million Term Loan and used the proceeds to repay the remaining amount of the PNM 2017 Term Loan, reduce short-term borrowings and for general corporate purposes
•In 2019, TNMP issued four series of first mortgage bonds aggregating $305.0 million and used a portion of the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds and to repay borrowings under the TNMP Revolving Credit Facility
•In 2019, PNMR extended the PNMR 2018 One-Year Term Loan (as extended, the “PNMR 2019 Term Loan”)
•In 2020, PNM borrowed $250.0 million under the PNM 2020 Term Loan and used the proceeds to repay the PNM 2019 $250.0 million Term Loan
•In 2020, PNM issued $200.0 million of PNM 2020 SUNs and used $100.0 million of proceeds to pay $100.0 million of the PNM 2020 Term Loan. The remaining $100.0 million of proceeds from the PNM 2020 SUNs were used to repay borrowings on the PNM Revolving Credit Facility and for other corporate purposes.
•In 2020, PNM prepaid without penalty the remaining $150.0 million balance of the PNM 2020 Term Loan
•In 2020, PNM purchased PCRBs totaling $100.3 million that were subject to mandatory tender on June 1, 2020, utilizing borrowings under the PNM Revolving Credit Facility. On July 1, 2020, these bonds were remarketed to investors in the weekly mode
•In 2020, PNM notified bondholders that it was calling PCRBs aggregating $302.5 million, purchased the bonds in lieu of redemption, and remarketed them to new investors
•In 2020, TNMP issued $185.0 million of TNMP 2020 Bonds and used the proceeds to reduce short-term debt and for other corporate purposes
•In 2020, PNMR physically settled all shares under the PNMR 2020 Forward Equity Sale Agreements by issuing 6.2 million shares to the forward purchasers at a price of $45.805 per share, aggregating net proceeds of $283.1 million
•In 2020, PNMR borrowed $150.0 million under the PNMR 2020 Term Loan and used the proceeds to repay the $50.0 million PNMR 2018 Two-Year Term Loan and for other corporate purposes

•In 2020, PNMR executed a $300.0 million delayed-draw term loan (the “PNMR 2020 Delayed-Draw Term Loan”) and drew $80.0 million under its terms
•In 2020, the PNMR Development Term Loan was amended to reduce the balance by $25.0 million

Financing Activities
See Note 7 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC. The Company’s ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:
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

PNMR had outstanding letters of credit arrangements with JPMorgan Chase Bank, N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC is required to post in connection with permits relating to the operation of the San Juan mine. On March 15, 2019, WSJ LLC acquired the assets of SJCC following the bankruptcy of Westmoreland. WSJ LLC assumed all obligations of SJCC, including those under the letter of credit support agreements. See Note 16. In May 2020, JPMorgan Chase Bank N.A. gave notice that it would not extend the letters of credit beyond their October 21, 2020 expiration. In August 2020, PNMR entered into replacement letter of credit arrangements with Wells Fargo Bank, N.A. (the "WFB LOC Facility") to replace the JPM LOC Facility. Letters of credit were issued under the WFB LOC Facility and exchanged for the letters of credit outstanding under the JPM LOC Facility prior to the expiration of the JPM LOC Facility. On October 21, 2020, the JPM LOC Facility expired according to its terms.

As discussed in Note 7 at December 31, 2020, PNMR had $300.0 million outstanding of PNMR 2018 SUNs that are expected to mature on March 9, 2021. PNMR intends to utilize the remaining $220.0 million of capacity under the PNMR 2020 Delayed-Draw Term Loan to repay an equivalent amount of the PNMR 2018 SUNs.

As discussed in Note 7 at December 31, 2020, PNMR Development had $10.0 million outstanding under the PNMR Development Revolving Credit Facility that was expected to mature on February 23, 2021. On February 22, 2021, PNMR Development extended the facility to January 31, 2022.

On November 26, 2018, PNMR Development entered into a $90.0 million term loan agreement (the “PNMR Development Term Loan”), among PNMR Development and KeyBank, N.A., as administrative agent and sole lender. Proceeds from the PNMR Development Term Loan were used to repay intercompany borrowings from PNMR and for general corporate purposes. On November 25, 2020, the PNMR Development Term Loan was amended to reduce the balance from $90.0 million to $65.0 million and the maturity was subsequently extended to January 31, 2022. The PNMR Development Term Loan bears interest at a variable rate, which was 1.52% on December 31, 2020. PNMR, as parent company of PNMR Development, has guaranteed PNMR Development’s obligations under the loan.

As discussed above and in Note 7, in January 2020, PNMR entered into forward sale agreements to sell approximately 6.2 million shares of PNMR common stock. The initial forward sale price of $47.21 per share was subject to adjustments based on a net interest rate factor and by expected future dividends paid on PNMR common stock as specified in the forward sale agreements. PNMR did not initially receive any proceeds upon the execution of these agreements and, except in certain specified circumstances, had the option to elect physical, cash, or net share settlement on or before the date that is 12 months from their effective dates. On December 15, 2020, PNMR physically settled all shares under the PNMR 2020 Forward Equity Sale Agreements by issuing 6.2 million shares to the forward purchasers at a price of $45.805 per share aggregating net proceeds of $283.1 million. In addition, PNMR recorded a net $0.1 million for equity issuance costs reimbursed by the lead underwriter. Following the settlement, no shares of PNMR’s common stock remain subject to future settlement under the PNMR 2020 Forward Equity Sale Agreements.

In April 2020, PNM entered into the $250.0 million PNM 2020 Term Loan and used the proceeds to prepay the PNM 2019 $250.0 million Term Loan, without penalty. As discussed below, on April 30, 2020, PNM used $100.0 million of proceeds from the PNM 2020 SUNs to prepay without penalty an equal amount of the PNM 2020 Term Loan. On December 21, 2020, PNM prepaid without penalty the remaining $150.0 million balance of the PNM 2020 Term Loan.

On April 24, 2020, TNMP entered into the TNMP 2020 Bond Purchase Agreement with institutional investors for the sale of $185.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the "TNMP 2020 Bonds") offered in private placement transactions. TNMP issued $110.0 million of TNMP 2020 Bonds on April 24, 2020 and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. TNMP issued the remaining $75.0 million of TNMP 2020 Bonds on July 15, 2020 and used the proceeds from that issuance to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. The TNMP 2020 Bonds are subject to continuing compliance with the covenants set forth in the indenture governing the TNMP 2020 Bonds. The terms of the indenture governing the TNMP 2020 Bonds include customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP will have the right to redeem any or all of the TNMP 2020 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

On April 30, 2020, PNM issued $200.0 million aggregate principal amount of PNM 2020 SUNs offered in private placement transactions. PNM used $100.0 million of proceeds from the PNM 2020 SUNs to repay an equal amount of the PNM 2020 Term Loan. The remaining $100.0 million of proceeds from the PNM 2020 SUNs were used to repay borrowings on the PNM Revolving Credit Facility and for other corporate purposes. The PNM 2020 Note Purchase Agreement includes customary covenants, including a covenant that requires PNM to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, including a cross-default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2020 SUNs at par. As discussed below, the change of control provisions in the PNM debt agreements, including the PNM 2020 Note Purchase Agreement, are not triggered by the close of the Merger. PNM has the right to redeem any or all of the PNM 2020 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

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

At December 31, 2019, PNM had PCRBs outstanding of $36.0 million at 6.25% issued by the Maricopa County, Arizona Pollution Control Corporation as well as $255.0 million at 5.90% and $11.5 million at 6.25% issued by the City of Farmington, New Mexico. On June 22, 2020, PNM provided notice to the bondholders that it was calling the PCRBs aggregating $302.5 million. On July 22, 2020, PNM purchased the PCRBs in lieu of redemption and remarketed them to new investors. For information concerning the funding dates, mandatory tender dates, and interest rates on the PNM 2020 Fixed Rate PCRBs. See Note 7.

On October 20, 2020, the execution of the Merger Agreement constituted a “Change of Control” under certain PNMR, TNMP and PNMR Development debt agreements. Under each of the specified debt agreements, a “Change of Control” constitutes an “Event of Default,” pursuant to which the lender parties thereto had the right to accelerate the indebtedness under the debt agreements. The definition of Change of Control under the PNM debt agreements and PNM note purchase agreements is not triggered by the execution of the Merger Agreement.

To ensure sufficient liquidity pending lender consent to the signing of the Merger Agreement, on October 20, 2020, PNMR entered into backstop credit facilities related to the Merger between PNMR, the lenders party thereto, and MUFG Bank, Ltd., as administrative agent. The $300.0 million 364-day revolving credit facility ("Merger Backstop Revolving Facility") was available to provide liquidity to refinance the PNMR Revolving Credit Facility, if needed, and the $50.0 million, 364-day delayed-draw term loan ("Merger Backstop Term Loan") was available to provide liquidity to refinance any of the applicable PNMR term loan or TNMP and PNMR Development credit facilities, if needed, and to fund other corporate purposes.

The Merger Backstop Revolving Facility expired upon the execution of the necessary waiver amendments (discussed below). Had PNMR made borrowings under the Merger Backstop Term Loan, those borrowings would have matured on the earliest of the closing of the Merger or October 19, 2021 and would have borne interest at a variable rate based on a pricing grid. As PNMR did not make any borrowings under the Merger Backstop Term Loan by the commitment termination date of December 18, 2020, the Merger Backstop Term Loan expired according to its terms.

On October 26, 2020, PNMR, TNMP and PNMR Development entered into amendment agreements with the lender parties thereto to amend the definition of "Change of Control" such that the entry into the Merger Agreement would not constitute a Change of Control and to waive the Event of Default arising from entry into the Merger Agreement. The amended Change of Control definition under the PNMR, TNMP, and PNMR Development debt agreements will however be triggered again upon the closing of the Merger. Prior to the closing of the Merger, the Company intends to coordinate with the lenders and Avangrid to either amend the definition of Change of Control permitting Avangrid ownership of the Company; or to refinance or enter into new debt agreements that would include Avangrid as owners of the Company. The Change of Control provisions in the PNM debt agreements are not triggered by the close of the Merger.

The documents governing TNMP's aggregate $750.0 million of outstanding First Mortgage Bonds ("TNMP FMBs") obligated TNMP to offer, within 30 business days following the signing of the Merger Agreement, to prepay all $750.0 million outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. TNMP made such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs, and none of the holders of the TNMP FMBs accepted TNMP’s offer. The documents governing the TNMP FMBs require TNMP to make another offer, within 30 business days of closing of the Merger, to prepay all outstanding TNMP FMBs at par. TNMP will make such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs; however, holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay.

The information in this Annual Report on Form 10-K is for informational purposes only and is neither an offer to purchase, nor a solicitation of an offer to sell, subscribe for or buy any securities in any jurisdiction pursuant to the proposed transactions or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. Similar to the offer to prepay made after signing the Merger Agreement, the post-Merger closing offer to prepay the TNMP FMBs will be made only pursuant to an offer to prepay, which will set forth the terms and conditions of the offer to prepay.

On December 21, 2020, PNMR entered into a $150.0 million term loan agreement (the “PNMR 2020 Term Loan”), between PNMR and U.S. Bank National Association, as sole lender. Proceeds from the PNMR 2020 Term Loan were used to repay the $50.0 million PNMR 2018 Two-Year Term Loan and for other corporate purposes. The PNMR 2020 Term Loan bears interest at a variable rate, which was 1.25% at December 31, 2020, and matures on January 31, 2022.

On December 22, 2020, PNMR entered into the $300.0 million PNMR 2020 Delayed-Draw Term Loan, among PNMR, the lenders party thereto, and MUFG Bank, Ltd., as administrative agent. Initially PNMR drew $80.0 million to refinance existing indebtedness and for other corporate purposes. Draws on the PNMR 2020 Delayed-Draw Term Loan, bear interest at a variable rate, which was 1.40% at December 31, 2020, and mature on January 31, 2022. PNMR expects to use the remaining $220.0 million of capacity from the PNMR 2020 Delayed-Draw Term Loan to repay an equivalent amount of the PNMR 2018 SUNs.

At December 31, 2019, PNMR had a $50.0 million term loan agreement (the “PNMR 2018 Two-Year Term Loan”). On December 21, 2020, the PNMR 2018 Two-Year Term Loan was repaid and terminated in accordance with its terms.

At January 1, 2019, PNM had outstanding the $200.0 million PNM 2017 Term Loan which was repaid on January 18, 2019.

On January 18, 2019, PNM entered into a $250.0 million term loan agreement (the “PNM 2019 $250.0 Million Term Loan”) among PNM, the lenders identified therein, and U.S. Bank N.A., as administrative agent. PNM used the proceeds of the PNM 2019 $250.0 Million Term Loan to repay the PNM 2017 Term Loan, to reduce short-term borrowings under the PNM Revolving Credit Facility, and for general corporate purposes. The PNM 2019 $250.0 Million Term Loan was prepaid in April 2020 without penalty.

On December 18, 2019, PNM entered into a $40.0 million term loan agreement (the “PNM 2019 $40.0 Million Term Loan”), between PNMR and Bank of America, N.A. as sole lender and administrative agent. PNM used the proceeds of the PNM 2019 $40.0 Million Term Loan to reduce short-term borrowings under the PNM Revolving Credit Facility and for general corporate purposes. The PNM 2019 $40.0 Million Term Loan bears interest at a variable rate, which was 0.80% at December 31, 2020, and must be repaid on or before June 18, 2021.

At January 1, 2019 TNMP had $35.0 million under the TNMP 2018 Term Loan. TNMP used the proceeds from these issuances to repay short-term borrowings and for TNMP’s general corporate purposes. The TNMP 2018 Term Loan was repaid on December 30, 2019.

On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement with institutional investors for the sale of $305.0 million aggregate principal amount of four series of TNMP First Mortgage Bonds (the “TNMP 2019 Bonds”) offered in private placement transactions. TNMP issued $225.0 million of TNMP 2019 Bonds on March 29, 2019 and used the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019, as well as to repay borrowings under the TNMP Revolving Credit Facility and for general corporate purposes. TNMP issued the remaining $80.0 million of TNMP 2019 Bonds on July 1, 2019 and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for general corporate purposes. The terms of the indenture governing the TNMP 2019 Bonds include customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP has the right to redeem any or all of the TNMP 2019 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

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

Projected capital requirements for 2021-2025 are:

	2021	2022-2025	Total
	(In millions)
Construction expenditures	$1,016.5	$2,944.7	$3,961.2
Dividends on PNMR common stock	112.4	449.8	562.2
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,129.4	$3,396.6	$4,526.0

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include net investments of $277.2 million in 2021 resulting from PNM’s agreement to purchase the Western Spirit Line, subject to certain conditions being met prior to closing. Also included in the table above are expenditures for PNM’s Wired for the Future capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Not included in the table above are potential future contribution to NMRD and incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. See Note 6 for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the year ended December 31, 2020, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. The PNM 2019 $40.0 million Term Loan matures in June 2021. In addition, PNM has $146.0 million of PCRBs that must be repriced and $160.0 million of SUNs that mature in October 2021. PNMR has $300.0 million of PNMR 2018 SUNs that mature in March 2021. PNMR intends to utilize the remaining capacity of $220.0 million under the PNMR 2020 Delayed-Draw Term Loan to repay an equivalent amount of the PNMR 2018 SUNs. The $150.0 million PNMR 2019 Term Loan matures in June 2021. The $150.0 million PNMR 2020 Term Loan, borrowings under the $300.0 million PNMR Delayed-Draw Term Loan, and the $65.0 million PNMR Development Term Loan all mature in January 2022. See Note 7 for additional information about the Company’s long-term debt and equity arrangements. Funds received from the issuance of approximately 6.2 million shares of PNMR common stock in December 2020 under the PNMR 2020 Forward Equity Sale Agreements were used to repay existing indebtedness and for other corporate purposes. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity
PNMR’s liquidity arrangements include the $300.0 million PNMR Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $75.0 million TNMP Revolving Credit Facility. The PNMR and PNM facilities currently expire in October 2023 but can be extended through October 2024, subject to approval by a majority of the lenders. The TNMP Revolving Credit Facility matures in September 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. PNM also has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico that expires in December 2022. PNMR Development has a $40.0 million revolving credit facility that expires in January 2022. PNMR Development has the option, subject to lender approval, to further increase the capacity of this facility to $50.0 million upon 15-days advanced notice. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities. See Note 21. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

	Three Months Ended		Year Ended December 31
	December 31, 2020		2020		2019
Range of Borrowings	Low	High	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$35.5	$—	$147.9	$—	$53.4
PNM 2017 New Mexico Credit Facility	—	20.0	—	40.0	—	40.0
TNMP Revolving Credit Facility	—	25.0	—	74.9	—	55.0
PNMR Revolving Credit Facility	10.0	203.5	10.0	203.5	20.0	112.1
PNMR Development Revolving Credit Facility	—	17.0	—	17.0	—	38.9
At December 31, 2020, the average interest rates were 1.66% for the PNMR Revolving Credit Facility, 1.41% for the PNM 2017 New Mexico Credit Facility, and 1.15% for the PNMR Development Revolving Credit Facility. There were no borrowings outstanding under the PNM and TNMP Revolving Credit Facilities at December 31, 2020.
The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets. As discussed above and in Note 7, in January 2020 PNMR entered into the PNMR 2020 Equity Forward Sale Agreements for 6.2 million shares of PNMR common stock and physically settled all the shares for an aggregate of $283.1 million in net proceeds. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2021 - 2025 period, including interim financing to fund construction of replacement resources prior to the issuance of the Securitized Bonds included in PNM’s SJGS Abandonment Application. This could include new debt and/or equity issuances, including instruments such as mandatory convertible securities. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. However, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.
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
As of February 19, 2021, ratings on the Company’s securities were as follows:

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
A summary of liquidity arrangements as of February 19, 2021, is as follows:

	PNM	TNMP	PNMR Separate	PNMR Development	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$75.0	$300.0	$40.0	$815.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$40.0	$855.0
Amounts outstanding as of February 19, 2021:
Revolving Credit Facility	$—	$27.4	$38.9	$10.0	$76.3
PNM 2017 New Mexico Credit Facility	—	—	—	—	—
Letters of credit	2.2	—	3.4	—	5.6
Total short-term debt and letters of credit	2.2	27.4	42.3	10.0	81.9
Remaining availability as of February 19, 2021	$437.8	$47.6	$257.7	$30.0	$773.1
Invested cash as of February 19, 2021	$32.6	$—	$0.9	$—	$33.5
(1) Availability for the PNM Revolving Credit Facility does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs.
In addition to the above, PNMR has $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of February 19, 2021, PNM, and TNMP had no intercompany borrowings from PNMR. PNMR Development had $0.4 million in intercompany borrowings from PNMR. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
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

Commitments and Contractual Obligations
The following table sets forth PNMR’s long-term contractual obligations as of December 31, 2020. See Note 8 for further details about the Company’s significant leases.

	Payments Due
Contractual Obligations	2021	2022-2023	2024-2025	2026 and Thereafter	Total
	(In thousands)
Long-term debt (a)	$576,000	$904,845	$559,000	$1,254,198	$3,294,043
Interest on long-term debt (b)	71,329	121,377	106,822	445,852	745,380
Leases (c)	34,260	57,167	21,893	29,977	143,297
Transmission service arrangements	17,293	29,044	7,475	4,009	57,821
Coal contracts (d)	100,296	75,799	73,628	217,555	467,278
Coal mine reclamation (e) (f)	4,916	20,098	44,646	45,510	115,170
Nuclear decommissioning funding requirements (f) (i)	1,300	2,600	2,600	—	6,500
SJGS plant decommissioning funding requirements	—	14,670	—	—	14,670
Information technology outsourcing	6,879	12,324	3,402	—	22,605
Pension and retiree medical (g)	1,434	2,737	2,519	—	6,690
Construction expenditures (h)	1,016,473	1,526,442	1,418,327	—	3,961,242
Total (j)	$1,830,180	$2,767,103	$2,240,312	$1,997,101	$8,834,696
(a)Represents total long-term debt, excluding unamortized discounts, premiums, and issuance costs (Note 7)
(b)Represents interest payments during the period
(c)Amounts exclude expected future payments of $26.7 million that could be avoided if certain leases were returned and the lessor is able to recover the estimated market value of the equipment from third parties and includes payments under the PVNGS leases through their expiration dates (Note 8)
(d)Represents certain minimum payments that may be required under the coal contracts in effect on December 31, 2020 if no deliveries are taken for SJGS and Four Corners. See Note 17 for information related to the Four Corners Abandonment Application
(e)Includes funding of trusts for post-term reclamation related to the mines serving SJGS and Four Corners (Note 16)
(f)These obligations represent funding based on the current rate of return on investments
(g)The Company only forecasts funding for its pension and retiree medical plans for the next five years
(h)Represents forecasted construction expenditures, including nuclear fuel, under which substantial commitments have been made; the Company only forecasts capital expenditures for the next five years; see Capital Requirements above and Note 14
(i)PNM currently collects $1.3 million per year from retail jurisdictional customers for nuclear decommissioning funding related to PVNGS Unit 3. These amounts will be contributed to the trust for nuclear decommissioning so long as they are collected in customer rates. See Note 17 for a discussion of the NMPRC’s treatment of certain future decommissioning costs related to PVNGS Units 1 and 2
(j)PNMR is unable to reasonably estimate the timing of liability for uncertain income tax positions (Note 18) in individual years due to uncertainties in the timing of the effective settlement of tax positions and, therefore, PNMR’s liability of $13.2 million is not reflected in this table; amounts PNM is obligated to pay Valencia are not included above since Valencia is consolidated by PNM, as discussed in Note 10; no amounts are included above for the New Mexico Wind, Lightning Dock Geothermal, Red Mesa Wind, Casa Mesa Wind, La Joya Wind I, La Joya Wind II, and NMRD Solar and Wind PPAs, and the Tri-State hazard sharing agreement since there are no minimum payments required under those agreements

Contingent Provisions of Certain Obligations
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
The PNMR Revolving Credit Facility, PNM Revolving Credit Facility, PNM 2017 New Mexico Credit Facility, and the TNMP Revolving Credit Facility contain “ratings triggers,” for pricing purposes only. If PNMR, PNM, or TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost. As discussed above, in April 2020, S&P downgraded PNMR’s and PNM’s senior unsecured debt ratings which triggered pricing changes in the PNMR and PNM Revolving Credit Facilities. No other conditions have occurred that would result in any of the above contingent provisions being implemented, Prior to July 2018, these facilities, as well as the Company’s other term loans, each contained a covenant requiring the maintenance of debt-to-capitalization ratio of less than or equal to 65%. In July 2018, PNMR’s facilities were amended such that PNMR is now required to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for the PNM and TNMP facilities. If these ratios were exceeded, the entity could be required to repay all borrowings under its facility, be prevented from borrowing on the unused capacity under the facility and be required to provide collateral for all outstanding letters of credit issued under the facility.
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

	December 31,
PNMR	2020	2019
PNMR common equity	38.3%	35.8%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	61.5	64.0
Total capitalization	100.0%	100.0%
PNM
PNM common equity	51.4%	45.2%
Preferred stock	0.3	0.4
Long-term debt	48.3	54.4
Total capitalization	100.0%	100.0%
TNMP
Common equity	49.2%	52.9%
Long-term debt	50.8	47.1
Total capitalization	100.0%	100.0%

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

As of December 31, 2020, approximately 63% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG. This reflects the retirement of SJGS Units 2 and 3 that occurred in December 2017 and the restructuring of ownership in SJGS Unit 4. These events reduced PNM’s entitlement in SJGS from 783 MW to 562 MW and caused the Company’s output of GHG to decrease when compared to 2017. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, between 2007 and 2018, production from PNM’s largest single renewable energy resource, New Mexico Wind, has varied from a high of 580 GWh in 2011 to a low of 405 GWh in 2015. Variations are primarily due to how much and how often the wind blows. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG Note 8.

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. As described in Note 16, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG from the Company’s owned interests in SJGS, below 2005 levels. In 2020, PNM received authorization for a June 2022 abandonment of SJGS Units 1 and 4. In addition, PNM has filed a request with the NMPRC for approval to sell its ownership interest in Four Corners by the end of 2024. See additional discussion of the SJGS and Four Corners Abandonment in Note 17. If approved by the NMPRC, retiring PNM’s share of SJGS and exiting participation in Four Corners would further reduce PNM’s GHG as those two coal-fired stations represent approximately 84% of PNM’s 2019 GHG emissions from generation.

As of December 31, 2020, PNM owns or procures power under PPAs from 651 MW of capacity from renewable generation resources. This is comprised of solar-PV, wind, and geothermal facilities including 158 MW of PNM owned solar and 130 MW of solar-PV capacity to serve a data center located in PNM’s service territory. This amount will increase to 1,057 MW in 2021, as 306 MW of wind and 100 MW of solar-PV are anticipated to begin commercial operation to serve retail customers and the data center located in PNM’s service territory. Finally, the entire portfolio of replacement resources approved by the NMPRC on July 29, 2020, in PNM’s SJGS Abandonment Application, includes replacement of SJGS capacity with procurement of 650 MW of solar PPAs combined with 300 MW of battery storage agreements. These resources will result in PNM owning, leasing, or procuring through PPAs, capacity from renewable resources and battery storage facilities totaling 2,007 MW plus the capacity from PVNGS resources totaling 402 MW for a total of 2,409 MW from emissions-free resources. See additional discussion of these resources in Notes 16 and 17.

PNM also has a customer distributed solar generation program that represented 161.0 MW at December 31, 2020. PNM’s distributed solar programs will make an estimated 322.0 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 5,194 GWh of electricity through 2020. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,500 GWh of electricity savings, which will avoid at least 1.0 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables. Moreover, the effects of COVID-19 are still undetermined and will likely impact the energy efficiency savings for 2020. However, PNM is unable to quantify these impacts at this time.

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

EPA Regulation

In April 2007, the US Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding for GHG from new motor vehicles, stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas Tailoring Rule to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule was to “tailor” the applicability of two programs, the PSD construction permit and Title V operating permit programs, to avoid impacting millions of small GHG emitters. On June 23, 2014, the US Supreme Court found EPA lacked authority to “tailor” the CAA’s unambiguous numerical thresholds of 100 or 250 tons per year, and thus held EPA may not require a source to obtain a PSD permit solely on the basis of its potential GHG. However, the court upheld EPA’s authority to apply the PSD program for GHG to “anyway” sources - those sources that are required to comply with the PSD program for other non-GHG pollutants.

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

Multiple states, utilities, and trade groups filed petitions for review in the DC Circuit to challenge both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources, and the challenges successfully petitioned the US Supreme Court for a stay of the Clean Power Plan. However, before the DC Circuit could issue an opinion regarding either the Carbon Pollution Standards or the Clean Power Plan, President Trump took office and his administration asked the court to hold both cases in abeyance while the rules were re-evaluated, which the court granted.

On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines issued under CAA Section 111(d). EPA set the BSER for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” to be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directed states to determine which of the candidate technologies to apply to each coal-fired unit and to establish standards of performance based on the degree of emission reduction achievable based on the application of BSER.

While corresponding NSR reform regulations were proposed as part of the proposed ACE Rule, the final rule did not include such reform measures. Unrelated to the ACE Rule, EPA issued a proposed rule on August 1, 2019 to clarify one aspect of the pre-construction review process for evaluating whether the NSR permitting program would apply to a proposed project at an existing source of emissions. The final rule on NSR Project Emissions Accounting became effective on December 24, 2020 clarifying that both emissions increases and decreases resulting from a project are to be considered in determining whether the proposed project will result in an increase in air emissions, but the rule may be reconsidered by the Biden Administration.

On January 19, 2021, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al. regarding challenges to the EPA’s ACE Rule regulating emissions of carbon dioxide from EGUs under section 111(d) of the Clean Air Act. The D.C. Circuit vacated the ACE Rule and remanded the record to EPA for further consideration consistent with the court’s opinion, finding that EPA misinterpreted the Clean Air Act when it determined that the language of section 111 unambiguously barred consideration of emissions reductions options that were not applied at the source. Unless the court issues a stay of its mandate, the mandate for its decision will issue in March 2021 after the deadline passes for petitions for rehearing or rehearing en banc, although an appeal via petitions for certiorari to the US Supreme Court will remain available until June 2021. EPA has filed a motion seeking a partial stay of the mandate as to the repeal of the Clean Power Plan, to ensure the court’s order will not render effective the now out-of-date Clean Power Plan, but the court has not yet acted on that motion. The litigation over the Carbon Pollution Standards remains held in abeyance, but could be reactivated by the parties upon a determination by the court that the Biden Administration is unlikely to finalize the revisions proposed in 2018 and that reconsideration of the rule has concluded.

On January 20, 2021, President Biden signed an executive order “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis,” which instructs agency heads to review all Trump Administration actions for inconsistency with the Biden Administration’s policy “to listen to the science; to improve public health and protect our environment; to ensure access to clean air and water; to limit exposure to dangerous chemicals and pesticides; to hold polluters accountable, including those who disproportionately harm communities of color and low-income communities; to reduce greenhouse gas emissions; to bolster resilience to the impacts of climate change; to restore and expand our national treasures and monuments; and to prioritize both environmental justice and the creation of the well-paying union jobs necessary to deliver on these goals.” Agency heads are directed to consider suspending, revising or rescinding any action that is inconsistent with the stated policy. Within 30 days of the executive order, agency heads must submit to OMB a preliminary list of those actions being considered for suspension, revision or rescission that would be completed by December 31, 2021, and would be subject to OMB review. Within 90 days of the executive order, agency heads must submit to OMB an updated list of such actions that would be completed by December 31, 2025. EPA is expected to review the ACE Rule pursuant to this executive order.

Federal Legislation

Prospects for enactment in Congress of legislation imposing a new or enhanced regulatory program to address climate change remain highly likely in 2021.  President Biden has indicated that climate change is a top priority for his administration. A number of legislative proposals to address climate change are already being considered in the Democratic-led U.S. House of Representatives, but the thin majority held by the Democrats in the Senate may make enactment of new laws to address climate change difficult.

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the evolving nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  In its 2020 filing for Four Corners Abandonment, PNM analyzed resource portfolio plans for scenarios that assumed Four Corners will operate through 2031 and for scenarios that assumed PNM will exit Four Corners at the end of 2024. The key findings of the analysis include that exiting Four Corners in 2024 would provide long-term economic benefits to PNM’s customers. See Note 17.

Senate Bill 489, known as the Energy Transition Act (“ETA”) was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “energy transition costs” (as defined by the ETA). These costs may include coal mine decommissioning, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under a NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA in Note 16. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s scheduled retirement of SJGS in 2022. The NMPRC had not definitively indicated its intent to apply the requirements of the ETA to PNM’s SJGS Abandonment Application and several parties to that case questioned whether the ETA violated the New Mexico State constitution. In December 2019, the Governor of the State of New Mexico, the President of the Navajo Nation and other parties filed a writ of mandamus requesting the NM Supreme Court require the NMPRC to apply the ETA to PNM’s application. On January 29, 2020, the NM Supreme Court ruled that the NMPRC is required to apply the ETA to all of PNM’s SJGS Abandonment Application and denied petitions for a stay. The NM Supreme Court issued a subsequent opinion, on July 23, 2020, more fully explaining the legal rationale for the January 29, 2020 ruling. In February 2020, the Hearing Examiners assigned to the SJGS abandonment and financing proceedings issued recommended decisions recommending approval of PNM’s abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA. On April 1, 2020, the NMPRC approved the Hearing Examiners’ recommendation to approve PNM’s application to retire its share of SJGS in 2022 and for the issuance of Securitized Bonds. See additional discussion of PNM’s SJGS Abandonment Application in Note 17. PNM has also requested approval of energy transition bonds for the Four Corners Abandonment costs of that transition away from coal-fired generation. PNM cannot predict the full impact of the ETA or the outcome of potential future generating resource abandonment filings with the NMPRC.

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

On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by approximately 200 parties, requires that countries submit Intended Nationally Determined Contributions (“INDCs”). INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The U.S. INDC was part of an overall effort by the former administration to have the U.S. achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry was a key element of its INDC and was based on EPA’s GHG regulations for new, existing, and modified and reconstructed sources at that time. Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016.  On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement. As a result of the President’s notice to the United Nations, the U.S. officially withdrew from the Paris Agreement on November 4, 2020. On January 20, 2021, President Biden signed an instrument that will allow the United States to rejoin the Paris Agreement on Climate Change. The instrument was deposited with the United Nations on January 21, 2021, and the United States officially became a party to the Agreement on February 19, 2021.

PNM has calculated GHG reductions that would result from scenarios that assume PNM’s scheduled retirement of its share of the SJGS in 2022 and would exit from Four Corners in either 2024 or 2031 and PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% emissions-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the recently enacted ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the 26% - 28% by 2025 U.S. INDC and the former administration’s effort to achieve an 80% reduction in carbon emissions by 2050. On April 1, 2020, the NMPRC approved PNM’s application to retire its share of SJGS in 2022. PNM filed for abandonment of Four Corners on January 8, 2021. See Note 17.

PNM will continue to monitor the United States’ re-entry into the Paris Agreement and other parties’ involvement in these types of international accords, but the potential impact that such accords may have on the Company cannot be determined at this time.

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

Goodwill is evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. Impairment testing may be performed based on either a qualitative analysis or quantitative analysis. Note 19 contains information on the impairment testing performed by the Company on goodwill. For 2020, the Company utilized a qualitative analysis for the PNM reporting unit and a quantitative analysis for the TNMP reporting unit. No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2020. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. The annual testing was based on certain critical estimates and assumptions. Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.

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

Based on the analysis performed for the PNM and TNMP reporting units in 2020, the Company concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than their carrying value and determined that there was no impairment of goodwill. Although the Company believes all relevant factors were considered in the qualitative impairment analysis to reach the conclusion that goodwill is not impaired, significant changes in any one of the assumptions could produce a significantly different result potentially leading to the recording of an impairment that could have significant impacts on the results of operations and financial position of the Company.

Decommissioning and Reclamation Costs

PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Decommissioning costs are based on site-specific estimates, which are updated periodically and involve numerous judgments and assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations, and cash flows. Nuclear decommissioning costs are based on estimates of the costs for removing all radioactive and other structures at PVNGS. AROs, including nuclear decommissioning costs, are discussed in Note 15. Nuclear decommissioning costs represent approximately 76% of PNM’s ARO liability. A 10% increase in the estimates of future decommissioning costs at current price levels would have increased the ARO liability by $10.0 million at December 31, 2020. PVNGS Units 1 and 2 are included in PNM’s retail rates while PVNGS Unit 3 was excluded through 2017 but is included beginning in 2018. PNM recognizes an expense and a corresponding liability for ultimate decommissioning of PVNGS. See Note 17 for information concerning NMPRC’s order to address the recovery of decommissioning costs in a future proceeding.

In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse the mining companies for the cost of contemporaneous reclamation, as well as the costs for final reclamation of the coal mines.  The reclamation costs are based on periodic site-specific studies that estimate the costs to be incurred in the future and are dependent upon numerous assumptions, including estimates of future reclamation costs at current price levels, inflation rates, and discount rates. A 10% increase in the estimates of future reclamation costs at current price levels would have increased the mine reclamation liability by $9.8 million at December 31, 2020. PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs.  The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. See Note 16 for discussion of reclamation costs.

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

Income Taxes

The Company’s income tax expense and related balance sheet amounts involve significant judgment and use of estimates. Amounts of deferred income tax assets and liabilities, current and noncurrent accruals, and determination of uncertain tax positions involve judgment and estimates related to timing and probability of the recognition of income and deductions by taxing authorities. In addition, some temporary differences are accorded flow-through treatment by the Company’s regulators and impact the Company’s effective tax rate. In assessing the likelihood of the realization of deferred tax assets, management considers the estimated amount and character of future taxable income. Significant changes in these judgments and estimates could have a material impact on the results of operations and financial position of the Company. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations in future periods, and the final review from taxing authorities. See Note 18.

MD&A FOR PNM
RESULTS OF OPERATIONS

PNM operates in only one reportable segment, as presented above in Results of Operations for PNMR.

MD&A FOR TNMP
RESULTS OF OPERATIONS

TNMP operates in only one reportable segment, as presented above in Results of Operations for PNMR.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity Risk

Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 9, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Consolidated Balance Sheets. During the years ended December 31, 2020 and 2019, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts that meet the definition of a derivative, are recorded at fair value on the Consolidated Balance Sheets. The impact of commodity derivative mark-to-market energy transactions were not material to the Company’s financial position, results of operations, or cash flows as of and for the years ended December 31, 2020 and 2019.

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

Schedule of Credit Risk Exposure
December 31, 2020

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$1,131	1	$1,115
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	889	2	860
Non-investment grade	—	—	—
Total	$2,020		$1,975
(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At December 31, 2020, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of December 31, 2020 was $1.1 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of long-term debt instruments for PNMR, PNM, and TNMP would increase by 9.1%, 15.7%, and 5.4%, if interest rates were to decline by 50 basis points from their levels at December 31, 2020. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 7, PNMR has entered into hedging arrangements to effectively establish fixed interest rates on $150.0 million of variable rate debt. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

At February 19, 2021, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	1.62%	38,900	$300,000
PNM Revolving Credit Facility	—	—	400,000
PNM 2017 New Mexico Credit Facility	—	—	40,000
TNMP Revolving Credit Facility	0.86	27,400	75,000
PNMR-D Revolving Credit Facility	1.13	10,000	40,000
		76,300	$855,000
Long-term Debt:
PNM 2019 $40.0 Million Term Loan	0.77%	$40,000
PNMR 2019 Term Loan	1.23	150,000
PNMR 2020 Term Loan	1.08	150,000
PNMR 2020 Delayed-Draw Term Loan	1.38	80,000
PNMR Development Term Loan	1.50	65,000
		$485,000

The investments held by PNM in trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits had an estimated fair value of $1.1 billion at December 31, 2020, of which 44.5% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2020, the decrease in the fair value of the fixed-rate securities would be 3.9%, or $12.5 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $79.1 million at December 31, 2020, of which 32.3% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2020, the decrease in the fair value of the fixed-rate securities would be 6.4%, or $0.6 million.

PNM and TNMP do not directly recover or return through rates any losses or gains on the securities, including equity and alternative investments discussed below, in the trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. The NMPRC ruled in the NM 2015 Rate Case that PNM would not be able to include future contributions made by PNM for decommissioning of PVNGS to the extent applicable to certain capacity purchased and leased by PNM in rates charged to retail customers. The NM Supreme Court ruled that the NMPRC’s decision to disallow recovery of such future contributions for decommissioning denied PNM due process and remanded the matter back to the NMPRC for further proceedings. See Note 17. PNM and TNMP are at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market and alternatives investment risks discussed below, to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation and trusts established for PNM’s and TNMP’s pension and post-employment benefits plans include certain equity securities at December 31, 2020. These equity securities expose PNM and TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 45.3% and 52.6% of the securities held by the various PNM and TNMP trusts as of December 31, 2020. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $50.8 million for PNM and $4.2 million for TNMP.

Alternatives Investment Risk

As of December 31, 2020, PNM and TNMP had 19.6% of its combined pension assets invested in the alternative asset class. The Company’s target for this class is 15%. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The hedge funds and private equity funds are limited partner structures that are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The general partner oversees the selection and monitoring of the underlying managers. The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund strategies include mezzanine financing, buy-outs, and venture capital. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property and multi-family housing. The Company’s Corporate Investment Committee, assisted by its investment consultants, monitors the performance of the funds and general partner’s investments process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair values. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $9.8 million.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
Management assessed the effectiveness of PNMR’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNMR’s internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

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
Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2020.

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
Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2020.

/s/ Patricia K. Collawn
Patricia K. Collawn,
Chief Executive Officer

/s/ Joseph D. Tarry
Joseph D. Tarry
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
PNM Resources, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedules I - Condensed Financial Information of Parent Company and Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Pension and other postretirement benefit obligations
As discussed in Note 11 to the consolidated financial statements, the Company maintains qualified defined benefit pension plans and postretirement benefit plans providing medical and dental benefits. The Company’s total estimated pension plans’ projected benefit obligation and postretirement benefit plans’ accumulated postretirement benefit obligation were $800.3 million as of December 31, 2020.
We identified the evaluation of the pension and other postretirement benefit obligations as a critical audit matter. This was due to the specialized skills and knowledge required to understand the Company’s actuarial models and evaluate the assumptions related to the determination of the discount rates utilized in the measurement of the pension and other postretirement benefit obligations. In addition, there was subjectivity in performing procedures due to the sensitivity of the actuarial models to changes in the discount rates used to determine the present value of the projected benefit obligation and accumulated postretirement benefit obligation.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the pension and other postretirement benefit obligations process, including controls related to the development of the discount rates used and the evaluation of the actuarial models. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•understanding the actuarial models used by the Company to calculate its projected benefit obligation and accumulated postretirement benefit obligation, for consistency with generally accepted actuarial standards,

•evaluating the Company’s discount rates, by understanding the methodology used to develop them, and

•comparing the changes in the discount rates from the prior year against changes in published indices.

Palo Verde Nuclear Generating Station asset retirement obligation
As discussed in Notes 1 and 15 to the consolidated financial statements, the Company recorded an asset retirement obligation (ARO) liability of $138.4 million as of December 31, 2020 for the estimated future cost of nuclear decommissioning and other asset retirement activities at the Palo Verde Nuclear Generating Station (PVNGS).

We identified the evaluation of the PVNGS ARO liability for nuclear decommissioning costs as a critical audit matter. This was due to the specialized skills and knowledge needed to evaluate the Company’s selection of planned decommissioning activities to satisfy their legal obligation and determine the associated estimates of decommissioning costs of those selected activities. In addition, there was subjectivity in performing procedures due to the sensitivity of the PVNGS ARO liability to changes in the estimates of decommissioning costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the PVNGS ARO, including controls related to the selection of planned decommissioning activities and the estimated decommissioning costs associated with those activities. We involved professionals with specialized skills and knowledge, who assisted in:

•Assessing (1) the professional qualifications of the Company’s third-party engineering specialists and engineering firm, (2) the knowledge, skill, and ability of the Company’s third-party engineering specialists, and (3) the relationship of the third-party engineering specialists and the engineering firm to the Company.

•Evaluating the Company’s planned decommissioning activities and estimates of decommissioning costs for those activities. This included evaluating the third-party engineering specialist’s reports, which are based on the engineering specialist’s observations of the physical characteristics of PVNGS, and comparing the planned activities to third-party information such as guidance obtained from the United States Nuclear Regulatory Commission, which specifies acceptable decommissioning plans.

•Assessing the Company’s rationale for changes in the estimate of decommissioning costs from the prior year and evaluating the changes.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Albuquerque, New Mexico
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Public Service Company of New Mexico:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Pension and other postretirement benefit obligations
As discussed in Note 11 to the consolidated financial statements, the Company maintains qualified defined benefit pension plans and postretirement benefit plans providing medical and dental benefits. The Company’s total estimated pension plans’ projected benefit obligation and postretirement benefit plans’ accumulated postretirement benefit obligation were $720.3 million as of December 31, 2020.
We identified the evaluation of the pension and other postretirement benefit obligations as a critical audit matter. This was due to the specialized skills and knowledge required to understand the Company’s actuarial models and evaluate the assumptions related to the determination of the discount rates utilized in the measurement of the pension and other postretirement benefit obligations. In addition, there was subjectivity in performing procedures due to the sensitivity of the actuarial models to changes in the discount rates used to determine the present value of the projected benefit obligation and accumulated postretirement benefit obligation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the pension and other postretirement benefit obligations process, including controls related to the development of the discount rates used and the evaluation of the actuarial models. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•understanding the actuarial models used by the Company to calculate its projected benefit obligation and accumulated postretirement benefit obligation, for consistency with generally accepted actuarial standards,

•evaluating the Company’s discount rates, by understanding the methodology used to develop them, and

•comparing the changes in the discount rates from the prior year against changes in published indices.

Palo Verde Nuclear Generating Station asset retirement obligation
As discussed in Notes 1 and 15 to the consolidated financial statements, the Company recorded an asset retirement obligation (ARO) liability of $138.4 million as of December 31, 2020 for the estimated future cost of nuclear decommissioning and other asset retirement activities at the Palo Verde Nuclear Generating Station (PVNGS).

We identified the evaluation of the PVNGS ARO liability for nuclear decommissioning costs as a critical audit matter. This was due to the specialized skills and knowledge needed to evaluate the Company’s selection of planned decommissioning activities to satisfy their legal obligation and determine the associated estimates of decommissioning costs of those selected activities. In addition, there was subjectivity in performing procedures due to the sensitivity of the PVNGS ARO liability to changes in the estimates of decommissioning costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the PVNGS ARO, including controls related to the selection of planned decommissioning activities and the estimated decommissioning costs associated with those activities. We involved professionals with specialized skills and knowledge, who assisted in:

•Assessing (1) the professional qualifications of the Company’s third-party engineering specialists and engineering firm, (2) the knowledge, skill, and ability of the Company’s third-party engineering specialists, and (3) the relationship of the third-party engineering specialists and the engineering firm to the Company.

•Evaluating the Company’s planned decommissioning activities and estimates of decommissioning costs for those activities. This included evaluating the third-party engineering specialist’s reports, which are based on the engineering specialist’s observations of the physical characteristics of PVNGS, and comparing the planned activities to third-party information such as guidance obtained from the United States Nuclear Regulatory Commission, which specifies acceptable decommissioning plans.

•Assessing the Company’s rationale for changes in the estimate of decommissioning costs from the prior year and evaluating the changes.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Albuquerque, New Mexico
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Texas‑New Mexico Power Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Texas‑New Mexico Power Company and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, changes in common stockholder’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and Schedules II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Pension and other postretirement benefit obligations
As discussed in Note 11 to the consolidated financial statements, the Company maintains qualified defined benefit pension plans and postretirement benefit plans providing medical and dental benefits. The Company’s total estimated pension plans’ projected benefit obligation and postretirement benefit plans’ accumulated postretirement benefit obligation were $80.0 million as of December 31, 2020.
We identified the evaluation of the pension and other postretirement benefit obligations as a critical audit matter. This was due to the specialized skills and knowledge required to understand the Company’s actuarial models and evaluate the assumptions related to the determination of the discount rates utilized in the measurement of the pension and other postretirement benefit obligations. In addition, there was subjectivity in performing procedures due to the sensitivity of the actuarial models to changes in the discount rates used to determine the present value of the projected benefit obligation and accumulated postretirement benefit obligation.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the pension and other postretirement benefit obligations process, including controls related to the development of the discount rates used and the evaluation of the actuarial models. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•understanding the actuarial models used by the Company to calculate its projected benefit obligation and accumulated postretirement benefit obligation, for consistency with generally accepted actuarial standards,

•evaluating the Company’s discount rates, by understanding the methodology used to develop them, and

•comparing the changes in the discount rates from the prior year against changes in published indices.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Albuquerque, New Mexico
March 1, 2021

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Electric Operating Revenues
Contracts with customers	$1,469,799	$1,377,208	$1,359,740
Alternative revenue programs	(11,994)	(542)	1,756
Other electric operating revenue	65,207	80,937	75,117
Total electric operating revenues	1,523,012	1,457,603	1,436,613
Operating Expenses:
Cost of energy	447,241	412,812	399,726
Administrative and general	216,334	189,227	188,470
Energy production costs	137,977	142,545	149,477
Regulatory disallowances and restructuring costs	1,098	151,095	65,598
Depreciation and amortization	275,612	267,808	241,188
Transmission and distribution costs	77,943	69,862	76,434
Taxes other than income taxes	81,526	80,054	79,673
Total operating expenses	1,237,731	1,313,403	1,200,566
Operating income	285,281	144,200	236,047
Other Income and Deductions:
Interest income	14,223	14,022	15,540
Gains (losses) on investment securities	21,599	29,589	(17,176)
Other income	19,973	15,382	17,586
Other (deductions)	(18,732)	(15,328)	(15,696)
Net other income and (deductions)	37,063	43,665	254
Interest Charges	114,392	121,016	127,244
Earnings before Income Taxes	207,952	66,849	109,057
Income Taxes (Benefits)	20,636	(25,282)	7,775
Net Earnings	187,316	92,131	101,282
(Earnings) Attributable to Valencia Non-controlling Interest	(14,013)	(14,241)	(15,112)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Net Earnings Attributable to PNMR	$172,775	$77,362	$85,642
Net Earnings Attributable to PNMR per Common Share:
Basic	$2.16	$0.97	$1.07
Diluted	$2.15	$0.97	$1.07
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net Earnings	$187,316	$92,131	$101,282
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(5,736), $(6,534), and $(963)	16,850	19,190	2,827
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $2,412, $3,572, and $970	(7,085)	(10,491)	(2,849)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $(1,562), $973, and $2,637	4,587	(2,856)	(7,745)
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(2,108), $(1,880), and $(1,922)	6,192	5,524	5,646
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(323), $888, and $(145)	948	(2,607)	425
Reclassification adjustment for losses included in net earnings, net of income tax (benefit) of $442, $(186), and $(56)	(1,298)	547	160
Total Other Comprehensive Income (Loss)	20,194	9,307	(1,536)
Comprehensive Income	207,510	101,438	99,746
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(14,013)	(14,241)	(15,112)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Comprehensive Income Attributable to PNMR	$192,969	$86,669	$84,106
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$187,316	$92,131	$101,282
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	314,668	301,068	275,641
Deferred income tax expense (benefit)	20,405	(25,385)	8,019
(Gains) losses on investment securities	(21,599)	(29,589)	17,176
Stock based compensation expense	8,141	6,414	7,120
Regulatory disallowances and restructuring costs	1,098	151,095	65,598
Allowance for equity funds used during construction	(11,254)	(9,478)	(10,404)
Other, net	3,497	2,395	3,529
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(42,035)	3,796	(8,702)
Materials, supplies, and fuel stock	11,512	(6,095)	(5,331)
Other current assets	(8,135)	1,872	2,491
Other assets	29,923	42,803	(840)
Accounts payable	7,403	(272)	(20,714)
Accrued interest and taxes	(9,347)	14,691	1,713
Other current liabilities	23,740	(7,212)	2,614
Other liabilities	(29,633)	(35,071)	(10,966)
Net cash flows from operating activities	485,700	503,163	428,226
Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(679,028)	(616,273)	(501,213)
Proceeds from sales of investment securities	590,998	494,528	984,533
Purchases of investment securities	(607,591)	(513,866)	(1,007,022)
Investments in NMRD	(23,250)	(38,250)	(9,000)
Principal repayments on Westmoreland Loan	—	—	56,640
Other, net	(14,928)	(37)	338
Net cash flows from investing activities	(733,799)	(673,898)	(475,724)
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash Flows From Financing Activities:
Short-term loan borrowings (repayments)	—	(150,000)	50,000
Revolving credit facilities borrowings (repayments), net	(153,100)	99,200	(119,500)
Long-term borrowings	1,267,845	745,000	984,652
Repayment of long-term debt	(977,845)	(407,302)	(750,162)
Issuance of common stock	283,208	—	—
Proceeds from stock option exercise	24	943	963
Awards of common stock	(11,984)	(9,918)	(12,635)
Dividends paid	(98,502)	(92,926)	(84,961)
Valencia’s transactions with its owner	(18,056)	(15,401)	(17,095)
Amounts received under transmission interconnection arrangements	11,452	10,015	4,060
Refunds paid under transmission interconnection arrangements	(5,905)	(4,325)	(2,830)
Other, net	(4,943)	(2,840)	(6,846)
Net cash flows from financing activities	292,194	172,446	45,646
Change in Cash and Cash Equivalents	44,095	1,711	(1,852)
Cash and Cash Equivalents at Beginning of Year	3,833	2,122	3,974
Cash and Cash Equivalents at End of Year	$47,928	$3,833	$2,122

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$106,575	$115,476	$119,308
Income taxes paid (refunded), net	$969	$(2,929)	$842

Supplemental schedule of noncash investing and financing activities:
(Increase) decrease in accrued plant additions	$(58,796)	$8,781	$(11,502)
Contribution of utility plant to NMRD	$801	$—	$578
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$47,928	$3,833
Accounts receivable, net of allowance for uncollectible accounts of $8,333 and $1,163	113,410	85,889
Unbilled revenues	55,504	57,416
Other receivables	23,797	12,165
Materials, supplies, and fuel stock	66,417	77,929
Regulatory assets	202	7,373
Income taxes receivable	5,672	4,933
Other current assets	64,549	44,472
Total current assets	377,479	294,010
Other Property and Investments:
Investment securities	440,115	388,832
Equity investment in NMRD	90,655	65,159
Other investments	284	356
Non-utility property, including financing leases	24,075	12,459
Total other property and investments	555,129	466,806
Utility Plant:
Plant in service, held for future use, and to be abandoned	8,480,799	7,918,601
Less accumulated depreciation and amortization	2,835,170	2,713,503
	5,645,629	5,205,098
Construction work in progress	218,719	161,106
Nuclear fuel, net of accumulated amortization of $41,367 and $42,354	100,801	99,805
Net utility plant	5,965,149	5,466,009
Deferred Charges and Other Assets:
Regulatory assets	557,790	556,930
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	105,133	131,212
Other deferred charges	100,877	105,510
Total deferred charges and other assets	1,042,097	1,071,949
	$7,939,854	$7,298,774
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$32,000	$185,100
Current installments of long-term debt	575,518	490,268
Accounts payable	169,317	103,118
Customer deposits	6,606	10,585
Accrued interest and taxes	68,206	76,815
Regulatory liabilities	7,471	505
Operating lease liabilities	27,460	29,068
Dividends declared	28,243	24,625
Other current liabilities	62,841	47,397
Total current liabilities	977,662	967,481
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,719,632	2,517,449
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	694,512	626,058
Regulatory liabilities	850,228	866,243
Asset retirement obligations	183,421	181,962
Accrued pension liability and postretirement benefit cost	58,101	95,037
Operating lease liabilities	81,065	105,512
Other deferred credits	255,230	185,753
Total deferred credits and other liabilities	2,122,557	2,060,565
Total liabilities	5,819,851	5,545,495
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 and 79,653,624 shares)	1,429,941	1,150,552
Accumulated other comprehensive income (loss), net of income taxes	(79,183)	(99,377)
Retained earnings	698,707	627,523
Total PNMR common stockholders’ equity	2,049,465	1,678,698
Non-controlling interest in Valencia	59,009	63,052
Total equity	2,108,474	1,741,750
	$7,939,854	$7,298,774
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNMR				Non- controlling Interest in Valencia
				Total PNMR Common Stockholder’s Equity
	Common Stock	AOCI	Retained Earnings			Total Equity
	(In thousands)
Balance at December 31, 2017, as originally reported	$1,157,665	$(95,940)	$633,528	$1,695,253	$66,195	$1,761,448
Cumulative effect adjustment (Note 9)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,157,665	(107,148)	644,736	1,695,253	66,195	1,761,448
Net earnings before subsidiary preferred stock dividends	—	—	86,170	86,170	15,112	101,282
Total other comprehensive income (loss)	—	(1,536)	—	(1,536)	—	(1,536)
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(86,425)	(86,425)	—	(86,425)
Proceeds from stock option exercise	963	—	—	963	—	963
Awards of common stock	(12,635)	—	—	(12,635)	—	(12,635)
Stock based compensation expense	7,120	—	—	7,120	—	7,120
Valencia’s transactions with its owner	—	—	—	—	(17,095)	(17,095)
Balance at December 31, 2018	1,153,113	(108,684)	643,953	1,688,382	64,212	1,752,594
Net earnings before subsidiary preferred stock dividends	—	—	77,890	77,890	14,241	92,131
Total other comprehensive income	—	9,307	—	9,307	—	9,307
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(93,792)	(93,792)	—	(93,792)
Proceeds from stock option exercise	943	—	—	943	—	943
Awards of common stock	(9,918)	—	—	(9,918)	—	(9,918)
Stock based compensation expense	6,414	—	—	6,414	—	6,414
Valencia’s transactions with its owner	—	—	—	—	(15,401)	(15,401)
Balance at December 31, 2019	1,150,552	(99,377)	627,523	1,678,698	63,052	1,741,750
Net earnings before subsidiary preferred stock dividends	—	—	173,303	173,303	14,013	187,316
Total other comprehensive income	—	20,194	—	20,194	—	20,194
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(101,591)	(101,591)	—	(101,591)
Proceeds from stock option exercise	24	—	—	24	—	24
Awards of common stock	(11,984)	—	—	(11,984)	—	(11,984)
Issuance of common stock	283,208	—	—	283,208	—	283,208
Stock based compensation expense	8,141	—	—	8,141	—	8,141
Valencia’s transactions with its owner	—	—	—	—	(18,056)	(18,056)
Balance at December 31, 2020	$1,429,941	$(79,183)	$698,707	$2,049,465	$59,009	$2,108,474
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Electric Operating Revenues
Contracts with customers	$1,078,158	$1,010,898	$1,019,291
Alternative revenue programs	(3,531)	1,987	(2,443)
Other electric operating revenue	65,207	80,937	75,117
Total electric operating revenues	1,139,834	1,093,822	1,091,965
Operating Expenses:
Cost of energy	345,167	317,725	314,036
Administrative and general	180,113	172,903	173,178
Energy production costs	137,977	142,545	149,477
Regulatory disallowances and restructuring costs	1,098	150,599	66,339
Depreciation and amortization	165,325	160,368	151,866
Transmission and distribution costs	49,534	42,970	46,855
Taxes other than income taxes	45,723	45,644	45,181
Total operating expenses	924,937	1,032,754	946,932
Operating income	214,897	61,068	145,033
Other Income and Deductions:
Interest income	14,469	14,303	13,089
Gains (losses) on investment securities	21,599	29,589	(17,176)
Other income	9,800	9,213	10,992
Other (deductions)	(14,279)	(11,813)	(11,128)
Net other income and (deductions)	31,589	41,292	(4,223)
Interest Charges	64,615	72,900	76,458
Earnings before Income Taxes	181,871	29,460	64,352
Income Taxes (Benefit)	21,857	(25,962)	(5,971)
Net Earnings	160,014	55,422	70,323
(Earnings) Attributable to Valencia Non-controlling Interest	(14,013)	(14,241)	(15,112)
Net Earnings Attributable to PNM	146,001	41,181	55,211
Preferred Stock Dividends Requirements	(528)	(528)	(528)
Net Earnings Available for PNM Common Stock	$145,473	$40,653	$54,683
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2020
	2020	2019	2018
	(In thousands)
Net Earnings	$160,014	$55,422	$70,323
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(5,736), $(6,534), and $(963)	16,850	19,190	2,827
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $2,412, $3,572, and $970	(7,085)	(10,491)	(2,849)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $(1,562), $973, and $2,637	4,587	(2,856)	(7,745)
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(2,108), $(1,880), and $(1,922)	6,192	5,524	5,646
Total Other Comprehensive Income (Loss)	20,544	11,367	(2,121)
Comprehensive Income	180,558	66,789	68,202
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(14,013)	(14,241)	(15,112)
Comprehensive Income Attributable to PNM	$166,545	$52,548	$53,090
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020
	2020	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$160,014	$55,422	$70,323
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	198,418	191,213	182,355
Deferred income tax expense (benefit)	22,442	(20,145)	3,334
(Gains) losses on investment securities	(21,599)	(29,589)	17,176
Regulatory disallowances and restructuring costs	1,098	150,599	66,339
Allowance for equity funds used during construction	(6,958)	(6,656)	(8,173)
Other, net	4,950	2,697	3,395
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(41,340)	5,877	(7,959)
Materials, supplies, and fuel stock	11,753	(5,128)	(6,238)
Other current assets	(2,718)	(1,453)	(468)
Other assets	24,882	31,409	6,894
Accounts payable	6,267	(3,617)	(14,290)
Accrued interest and taxes	(11,572)	5,579	(7,617)
Other current liabilities	16,682	18,002	(17,975)
Other liabilities	(36,556)	(39,087)	(3,761)
Net cash flows from operating activities	325,763	355,123	283,335
Cash Flows From Investing Activities:
Utility plant additions	(335,055)	(341,847)	(255,627)
Proceeds from sales of investment securities	590,998	494,528	984,533
Purchases of investment securities	(607,591)	(513,866)	(1,007,022)
Other, net	(14,942)	(87)	544
Net cash flows from investing activities	(366,590)	(361,272)	(277,572)
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(48,000)	15,600	2,600
Short-term borrowings (repayments) - affiliate, net	—	(19,800)	19,800
Long-term borrowings	852,845	290,000	450,000
Repayment of long-term debt	(902,845)	(200,000)	(450,025)
Equity contribution from parent	230,000	—	—
Valencia’s transactions with its owner	(18,056)	(15,401)	(17,095)
Dividends paid	(41,181)	(528)	(77,904)
Amounts received under transmission interconnection arrangements	4,050	10,015	72,260
Refunds paid under transmission interconnection arrangements	(5,905)	(72,525)	(2,830)
Other, net	364	(296)	(3,592)
Net cash flows from financing activities	71,272	7,065	(6,786)

Change in Cash and Cash Equivalents	30,445	916	(1,023)
Cash and Cash Equivalents at Beginning of Year	1,001	85	1,108
Cash and Cash Equivalents at End of Year	$31,446	$1,001	$85

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$60,663	$65,445	$73,029
Income taxes paid (refunded), net	$—	$(3,544)	$134

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(48,037)	$4,751	$(12,310)
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$31,446	$1,001
Accounts receivable, net of allowance for uncollectible accounts of $8,333 and $1,163	88,239	60,447
Unbilled revenues	43,724	46,602
Other receivables	21,814	11,039
Affiliate receivables	8,819	8,825
Materials, supplies, and fuel stock	60,472	72,225
Regulatory assets	—	7,373
Income taxes receivable	15,706	15,122
Other current assets	51,908	36,561
Total current assets	322,128	259,195
Other Property and Investments:
Investment securities	440,115	388,832
Other investments	120	178
Non-utility property, including financing leases	9,505	4,470
Total other property and investments	449,740	393,480
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,022,753	5,753,267
Less accumulated depreciation and amortization	2,158,915	2,076,291
	3,863,838	3,676,976
Construction work in progress	148,962	108,787
Nuclear fuel, net of accumulated amortization of $41,367 and $42,354	100,801	99,805
Net utility plant	4,113,601	3,885,568
Deferred Charges and Other Assets:
Regulatory assets	457,953	435,467
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	97,461	120,585
Other deferred charges	88,518	97,064
Total deferred charges and other assets	695,564	704,748
	$5,581,033	$5,242,991
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$10,000	$58,000
Current installments of long-term debt	345,570	350,268
Accounts payable	121,050	66,746
Affiliate payables	14,058	12,524
Customer deposits	6,606	10,585
Accrued interest and taxes	32,630	43,617
Regulatory liabilities	5,419	371
Operating lease liabilities	25,130	25,927
Dividends declared	132	132
Other current liabilities	33,737	25,066
Total current liabilities	594,332	593,236
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,351,050	1,397,752
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	579,150	521,990
Regulatory liabilities	664,873	683,398
Asset retirement obligations	182,718	181,081
Accrued pension liability and postretirement benefit cost	56,273	87,838
Operating lease liabilities	75,941	97,992
Other deferred credits	201,415	155,744
Total deferred credits and liabilities	1,760,370	1,728,043
Total liabilities	3,705,752	3,719,031
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,494,918	1,264,918
Accumulated other comprehensive income (loss), net of income taxes	(78,511)	(99,055)
Retained earnings	388,336	283,516
Total PNM common stockholder’s equity	1,804,743	1,449,379
Non-controlling interest in Valencia	59,009	63,052
Total equity	1,863,752	1,512,431
	$5,581,033	$5,242,991
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNM
	Common Stock	AOCI	Retained Earnings	Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia	Total Equity
	(In thousands)
Balance at December 31, 2017, as originally reported	$1,264,918	$(97,093)	$254,349	$1,422,174	$66,195	$1,488,369
Cumulative effect adjustment (Note 9)	—	(11,208)	11,208	—	—	—
Balance at January 1, 2018, as adjusted	1,264,918	(108,301)	265,557	1,422,174	66,195	1,488,369
Net earnings	—	—	55,211	55,211	15,112	70,323
Total other comprehensive income (loss)	—	(2,121)	—	(2,121)	—	(2,121)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(77,377)	(77,377)	—	(77,377)
Valencia’s transactions with its owner	—	—	—	—	(17,095)	(17,095)
Balance at December 31, 2018	1,264,918	(110,422)	242,863	1,397,359	64,212	1,461,571
Net earnings	—	—	41,181	41,181	14,241	55,422
Total other comprehensive income	—	11,367	—	11,367	—	11,367
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	—	—	—	—
Valencia’s transactions with its owner	—	—	—	—	(15,401)	(15,401)
Balance at December 31, 2019	1,264,918	(99,055)	283,516	1,449,379	63,052	1,512,431
Net earnings	—	—	146,001	146,001	14,013	160,014
Total other comprehensive income	—	20,544	—	20,544	—	20,544
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Equity contribution from parent	230,000	—	—	230,000	—	230,000
Dividends declared on common stock	—	—	(40,653)	(40,653)	—	(40,653)
Valencia’s transactions with its owner	—	—	—	—	(18,056)	(18,056)
Balance at December 31, 2020	$1,494,918	$(78,511)	$388,336	$1,804,743	$59,009	$1,863,752
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)

Electric Operating Revenues
Contracts with customers	$391,641	$366,310	$340,449
Alternative revenue programs	(8,463)	(2,529)	4,199
Total electric operating revenues	383,178	363,781	344,648
Operating Expenses:
Cost of energy	102,074	95,087	85,690
Administrative and general	44,811	40,530	38,642
Regulatory disallowances	—	496	(741)
Depreciation and amortization	87,799	84,259	66,189
Transmission and distribution costs	28,409	26,892	29,579
Taxes other than income taxes	31,632	30,703	28,792
Total operating expenses	294,725	277,967	248,151
Operating income	88,453	85,814	96,497
Other Income and Deductions:
Other income	8,546	5,559	5,487
Other (deductions)	(1,718)	(1,428)	(1,422)
Net other income and (deductions)	6,828	4,131	4,065
Interest Charges	30,388	29,100	32,091
Earnings before Income Taxes	64,893	60,845	68,471
Income Taxes	6,308	5,046	16,880
Net Earnings	$58,585	$55,799	$51,591
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$58,585	$55,799	$51,591
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	89,010	85,453	68,078
Regulatory disallowances	—	496	(741)
Deferred income tax expense (benefit)	(7,773)	(7,650)	1,780
Allowance for equity funds used during construction and other, net	(4,305)	(2,808)	(2,048)
Other, net
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(695)	(2,081)	(744)
Materials and supplies	(241)	(967)	907
Other current assets	(1,291)	(798)	1,929
Other assets	8,553	8,366	(7,174)
Accounts payable	1,607	1,829	(4,199)
Accrued interest and taxes	(530)	186	12,263
Other current liabilities	2,518	771	6,719
Other liabilities	2,135	(1,004)	(6,610)
Net cash flows from operating activities	147,573	137,592	121,751
Cash Flows From Investing Activities:
Utility plant additions	(321,505)	(254,006)	(223,448)
Net cash flows from investing activities	(321,505)	(254,006)	(223,448)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)

Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	(15,000)	(2,500)	17,500
Short-term borrowings (repayments) – affiliate, net	—	(100)	100
Long-term borrowings	185,000	305,000	95,000
Repayment of long-term debt	—	(207,302)	—
Amounts received under transmission interconnection arrangements	7,402	—	—
Equity contribution from parent	71,000	80,000	30,000
Dividends paid	(58,534)	(55,265)	(41,903)
Other, net	(2,136)	(2,419)	(700)
Net cash flows from financing activities	187,732	117,414	99,997
Change in Cash and Cash Equivalents	13,800	1,000	(1,700)
Cash and Cash Equivalents at Beginning of Year	1,000	—	1,700
Cash and Cash Equivalents at End of Year	$14,800	$1,000	$—
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$28,114	$28,055	$28,629
Income taxes paid, (refunded) net	$16,790	$13,611	$4,266

Supplemental schedule of noncash investing and financing activities:
(Increase) decrease in accrued plant additions	$(11,415)	$5,035	$1,810
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$14,800	$1,000
Accounts receivable	25,171	25,442
Unbilled revenues	11,780	10,814
Other receivables	3,703	2,713
Affiliate receivables	—	—
Materials and supplies	5,945	5,704
Regulatory assets	202	—
Other current assets	1,738	1,280
Total current assets	63,339	46,953
Other Property and Investments:
Other investments	164	178
Non-utility property, including financing leases	13,298	6,684
Total other property and investments	13,462	6,862
Utility Plant:
Plant in service and plant held for future use	2,193,270	1,919,256
Less accumulated depreciation and amortization	537,707	516,795
	1,655,563	1,402,461
Construction work in progress	61,359	42,554
Net utility plant	1,716,922	1,445,015
Deferred Charges and Other Assets:
Regulatory assets	99,837	121,463
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	7,206	9,954
Other deferred charges	5,149	3,527
Total deferred charges and other assets	338,857	361,609
	$2,132,580	$1,860,439
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$15,000
Accounts payable	33,620	20,598
Affiliate payables	5,883	5,419
Accrued interest and taxes	41,538	42,068
Regulatory liabilities	2,052	134
Operating lease liabilities	2,193	2,753
Other current liabilities	4,486	3,565
Total current liabilities	89,772	89,537
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	853,673	670,691
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	145,369	140,151
Regulatory liabilities	185,355	182,845
Asset retirement obligations	703	881
Accrued pension liability and postretirement benefit cost	1,828	7,199
Operating lease liabilities	4,779	7,039
Other deferred credits	25,423	7,469
Total deferred credits and other liabilities	363,457	345,584
Total liabilities	1,306,902	1,105,812
Commitments and Contingencies (See Note 16)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	685,166	614,166
Retained earnings	140,448	140,397
Total common stockholder’s equity	825,678	754,627
	$2,132,580	$1,860,439
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2017	$64	$504,166	$130,175	$634,405
Net earnings	—	—	51,591	51,591
Equity contribution from parent	—	30,000	—	30,000
Dividends declared on common stock	—	—	(41,903)	(41,903)
Balance at December 31, 2018	64	534,166	139,863	674,093
Net earnings	—	—	55,799	55,799
Equity contributions from parent	—	80,000	—	80,000
Dividends declared on common stock	—	—	(55,265)	(55,265)
Balance at December 31, 2019	64	614,166	140,397	754,627
Net earnings	—	—	58,585	58,585
Equity contributions from parent	—	71,000	—	71,000
Dividends declared on common stock	—	—	(58,534)	(58,534)
Balance at December 31, 2020	$64	$685,166	$140,448	$825,678
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(1)Summary of the Business and Significant Accounting Policies

Nature of Business

PNMR is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR’s primary subsidiaries are PNM and TNMP. PNM is a public utility with regulated operations primarily engaged in the generation, transmission, and distribution of electricity. TNMP is a wholly-owned subsidiary of TNP, which is a holding company that is wholly-owned by PNMR. TNMP provides regulated transmission and distribution services in Texas. PNMR’s common stock trades on the New York Stock Exchange under the symbol PNM. On October 20, 2020, PNMR, Avangrid, and Merger Sub, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into PNMR (the “Merger”), with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. See Note 22.

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

Certain amounts in the 2019 and 2018 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2020 financial statement presentation.

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
December 31, 2020, 2019 and 2018
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

Cash and Restricted Cash

Cash deposits received and held for a period of time that are restricted to a specific purpose, under the terms of their effective agreements, are considered restricted cash. Investments in highly liquid investments with original maturities of three months or less at the date of purchase are considered cash and cash equivalents. At December 31, 2020 and 2019 there was no restricted cash for PNMR, PNM, and TNMP.

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

Depreciation and Amortization

PNM’s provision for depreciation and amortization of utility plant, other than nuclear fuel, is based upon straight-line rates approved by the NMPRC and FERC. Amortization of nuclear fuel is based on units-of-production. TNMP’s provision for depreciation and amortization of utility plant is based upon straight-line rates approved by the PUCT. Depreciation and amortization of non-utility property, including right-of-use assets for finance leases as discussed in Note 8, is computed based on the straight-line method. The provision for depreciation of certain equipment is allocated between operating expenses and construction projects based on the use of the equipment. Average straight-line rates used were as follows:

	Year ended December 31,
	2020	2019	2018
PNM
Electric plant	2.47%	2.47%	2.40%
Common, intangible, and general plant	7.65%	7.91%	8.18%
TNMP	3.95%	4.04%	3.49%

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
December 31, 2020, 2019 and 2018
“debt AFUDC”) and a return on other funds (allowance for equity funds used during construction or “equity AFUDC”). The debt AFUDC is recorded in interest charges and the equity AFUDC is recorded in other income on the Consolidated Statements of Earnings.

For the years ended December 31, 2020, 2019, and 2018, PNM recorded $3.0 million, $5.0 million, and $6.1 million of debt AFUDC at annual rates of 2.40%, 2.99%, and 3.19% and $7.0 million, $6.7 million, and $8.2 million of equity AFUDC at annual rates of 3.42%, 3.95%, and 4.25%. For the years ended December 31, 2020, 2019, and 2018, TNMP recorded $2.1 million, $2.4 million, and $2.3 million of debt AFUDC at rates of 2.20%, 3.23%, and 3.32% and $4.3 million, $2.8 million, and $2.2 million of equity AFUDC at rates of 4.42%, 3.78%, and 3.29%.

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

Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2020	2019	2020	2019	2020	2019
	(In thousands)
Coal	$12,012	$24,914	$12,012	$24,914	$—	$—
Materials and supplies	54,405	53,015	48,460	47,311	5,945	5,704
	$66,417	$77,929	$60,472	$72,225	$5,945	$5,704

Investments

PNM holds investment securities in the NDT for the purpose of funding its share of the decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners (Note 16). Since third party investment managers have sole discretion over the purchase and sale of the securities, PNM records a realized loss as an impairment for any available-for-sale debt security that has a market value that is less than cost at the end of each quarter. Effective January 1, 2018, the Company adopted Accounting Standards Update 2016-01 – Financial Instruments (Subtopic 825-10), which eliminates the requirement to classify investments in equity securities with readily determinable fair values into trading or available-for-sale categories and requires those equity securities to be measured at fair value with changes in fair value recognized in earnings rather than in OCI. On January 1, 2018, PNM recorded a cumulative effect adjustment to reclassify unrealized holding gains on equity securities held in the NDT and coal mine reclamation trusts from AOCI to retained earnings on the Consolidated Balance Sheets. For the years ended December 31, 2020, 2019 and 2018, PNM recorded impairment losses on the available-for-sale debt securities of $3.2 million, $5.7 million and $13.7 million. No gains or losses are deferred as regulatory assets or liabilities. See Notes 3 and 9. All investments are held in PNM’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions.

On January 1, 2020, the Company adopted Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the way entities recognize impairments of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining lives of the assets. The majority of the amendments made by the new standard were required to be applied using a modified retrospective approach. The amendments in ASU 2016-13 also required entities to separately measure and realize an impairment for credit losses on available-for-sale debt securities for which carrying value exceeded fair value, unless such securities have been determined to be other than temporarily impaired and the entire decrease in value had been realized as an impairment. The amendments relating to available-for-sale debt securities were required to be applied prospectively on the date of adoption. PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. As a result, the Company has no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. Adoption of the standard did not result in the Company recording a cumulative effect adjustment or impact the Company's accounting for its available-for-sale debt securities. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Equity Method Investment

PNMR accounts for its investment in NMRD using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.  PNMR records as income its percentage share of earnings or loss of NMRD and carries its investment at cost, adjusted for its share of undistributed earnings or losses. See Note 21.

Goodwill

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. PNM estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary, and amounts that are deemed uncollectible are written off. See Note 4. TNMP has a regulatory mechanism to recover uncollectible amounts from REPs as a regulatory asset and as a result has no allowance for credit losses on trade receivables. As discussed in Note 17, both PNM and TNMP suspended disconnecting certain customers for past due bills, waived late fees during the pandemic, and have been provided regulatory mechanisms to recover bad debt expense and other costs resulting from COVID-19.

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

Derivatives

The Company records derivative instruments, including energy contracts, on the balance sheet as either an asset or liability measured at their fair value. Changes in the derivatives’ fair value are recognized in earnings unless specific hedge accounting criteria are met. PNM also records certain commodity derivative transactions recoverable through NMPRC regulation as regulatory assets or liabilities. See Note 7 and Note 9.

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
December 31, 2020, 2019 and 2018
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

The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability by assessing a range of reasonably likely costs for each identified site using currently available information and the probable level of involvement and financial condition of other potentially responsible parties. These estimates are based on assumptions regarding the costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Amounts recorded for environmental expense in the years ended December 31, 2020, 2019, and 2018, as well as the amounts of environmental liabilities at December 31, 2020 and 2019 were insignificant.

Pension and Other Postretirement Benefits

See Note 11 for a discussion of pension and postretirement benefits expense, including a discussion of the actuarial assumptions.

Stock-Based Compensation

See Note 12 for a discussion of stock-based compensation expense.

Income Taxes

Income taxes are recognized using the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. All deferred taxes are reflected as non-current on the Consolidated Balance Sheets. Current NMPRC, FERC, and PUCT approved rates include the tax effects of the majority of these differences. Rate-regulated enterprises are required to record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded based on the expected cash flow to be reflected in future rates. Because the NMPRC, FERC, and the PUCT have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has established regulatory assets and liabilities offsetting such deferred tax assets and liabilities. The Company recognizes only the impact of tax positions that, based on their merits, are more likely than not to be sustained upon an IRS audit. The Company defers investment tax credits and amortizes them over the estimated useful lives of the assets. See Note 18 for additional information, including a discussion of the impacts of the Tax Act.

The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before taxes, which includes the earnings attributable to the Valencia non-controlling interest. Certain unusual or infrequently occurring items, as well as adjustments due to enactment of new tax laws, have been excluded from the estimated annual effective tax rate calculation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

Lease Commitments

See Note 8 for a discussion of lease commitments.

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

(2)Segment Information
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
December 31, 2020, 2019 and 2018
PNMR SEGMENT INFORMATION
The following tables present summarized financial information for PNMR by segment. PNM and TNMP each operate in only one segment. Therefore, tabular segment information is not presented for PNM and TNMP.

2020	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Electric operating revenues	$1,139,834	$383,178	$—	$1,523,012
Cost of energy	345,167	102,074	—	447,241
Utility margin	794,667	281,104	—	1,075,771
Other operating expenses	414,445	104,852	(4,419)	514,878
Depreciation and amortization	165,325	87,799	22,488	275,612
Operating income (loss)	214,897	88,453	(18,069)	285,281
Interest income	14,469	—	(246)	14,223
Other income (deductions)	17,120	6,828	(1,108)	22,840
Interest charges	(64,615)	(30,388)	(19,389)	(114,392)
Segment earnings (loss) before income taxes	181,871	64,893	(38,812)	207,952
Income taxes (benefit)	21,857	6,308	(7,529)	20,636
Segment earnings (loss)	160,014	58,585	(31,283)	187,316
Valencia non-controlling interest	(14,013)	—	—	(14,013)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$145,473	$58,585	$(31,283)	$172,775

At December 31, 2020:
Total Assets	$5,581,033	$2,132,580	$226,241	$7,939,854
Goodwill	$51,632	$226,665	$—	$278,297

2019	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Electric operating revenues	$1,093,822	$363,781	$—	$1,457,603
Cost of energy	317,725	95,087	—	412,812
Utility margin	776,097	268,694	—	1,044,791
Other operating expenses	554,661	98,621	(20,499)	632,783
Depreciation and amortization	160,368	84,259	23,181	267,808
Operating income	61,068	85,814	(2,682)	144,200
Interest income	14,303	—	(281)	14,022
Other income (deductions)	26,989	4,131	(1,477)	29,643
Interest charges	(72,900)	(29,100)	(19,016)	(121,016)
Segment earnings (loss) before income taxes	29,460	60,845	(23,456)	66,849
Income taxes	(25,962)	5,046	(4,366)	(25,282)
Segment earnings (loss)	55,422	55,799	(19,090)	92,131
Valencia non-controlling interest	(14,241)	—	—	(14,241)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$40,653	$55,799	$(19,090)	$77,362

At December 31, 2019:
Total Assets	$5,242,991	$1,860,439	$195,344	$7,298,774
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

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

	Year Ended December 31,
	2020	2019	2018
REP A	21%	22%	21%
REP B	18%	17%	15%
REP C	11%	12%	12%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(3)Accumulated Other Comprehensive Income (Loss)

AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders. Information regarding AOCI is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized Gains on Available-for-Sale Securities	Pension Liability Adjustment	Total	Fair Value Adjustment for Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2017, as originally reported	$13,169	$(110,262)	$(97,093)	$1,153	$(95,940)
Cumulative effect adjustment (Note 9)	(11,208)	—	(11,208)	—	(11,208)
Balance at January 1, 2018, as adjusted	1,961	(110,262)	(108,301)	1,153	(107,148)
Amounts reclassified from AOCI (pre-tax)	(3,819)	7,568	3,749	216	3,965
Income tax impact of amounts reclassified	970	(1,922)	(952)	(56)	(1,008)
Other OCI changes (pre-tax)	3,790	(10,382)	(6,592)	570	(6,022)
Income tax impact of other OCI changes	(963)	2,637	1,674	(145)	1,529
Net after-tax change	(22)	(2,099)	(2,121)	585	(1,536)
Balance at December 31, 2018	1,939	(112,361)	(110,422)	1,738	(108,684)
Amounts reclassified from AOCI (pre-tax)	(14,063)	7,404	(6,659)	733	(5,926)
Income tax impact of amounts reclassified	3,572	(1,880)	1,692	(186)	1,506
Other OCI changes (pre-tax)	25,724	(3,829)	21,895	(3,495)	18,400
Income tax impact of other OCI changes	(6,534)	973	(5,561)	888	(4,673)
Net after-tax change	8,699	2,668	11,367	(2,060)	9,307
Balance at December 31, 2019	10,638	(109,693)	(99,055)	(322)	(99,377)
Amounts reclassified from AOCI (pre-tax)	(9,497)	8,300	(1,197)	(1,740)	(2,937)
Income tax impact of amounts reclassified	2,412	(2,108)	304	442	746
Other OCI changes (pre-tax)	22,586	6,149	28,735	1,271	30,006
Income tax impact of other OCI changes	(5,736)	(1,562)	(7,298)	(323)	(7,621)
Net after-tax change	9,765	10,779	20,544	(350)	20,194
Balance at December 31, 2020	$20,403	$(98,914)	$(78,511)	$(672)	$(79,183)

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

(4)    Electric Operating Revenues

Revenue Recognition

Electric operating revenues are recorded in the period of energy delivery, which includes estimated amounts for service rendered but unbilled at the end of each accounting period. The determination of the energy sales billed to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading and the corresponding unbilled revenue are

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
estimated. Unbilled electric revenue is estimated based on daily generation volumes, estimated customer usage by class, line losses, historical trends and experience, applicable customer rates or by using AMS data where available. Amounts billed are generally due within the next month. The Company does not incur incremental costs to obtain contracts for its energy services.

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

The Company adopted ASU 2014-09 – Revenue from Contracts with Customers (Topic 606) as of January 1, 2018, its required effective date, using the modified retrospective method of adoption. The adoption of ASU 2014-09 did not result in changes to the nature, amount, and timing of the Company’s existing revenue recognition processes or information technology infrastructure. Therefore, the adoption of ASU 2014-09 had no effect on the amount of revenue recorded in 2018 compared to the amount that would have been recorded under prior GAAP, no effect on total electric operating revenues or any other caption within the Company’s financial statements, and no cumulative effect adjustment was recorded. Additional disclosures to further disaggregate 2020, 2019 and 2018 revenues are presented below.

The Company adopted ASU 2018-18 – Collaborative Arrangements (Topic 808) in 2019, ahead of its required effective date, using the retrospective method of adoption. The Company has collaborative arrangements related to its interest in SJGS, Four Corners, PVNGS, and Luna. The Company has determined that during the years ended December 31, 2020, 2019, and 2018 none of the joint owners in its collaborative arrangements were customers under Topic 606. Therefore, the adoption of this standard did not impact the financial statements. The Company will continue to evaluate transactions between collaborative arrangement participants in future periods under the requirements of the new standard.

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

Revenue from contracts with customers is recorded based upon the total authorized tariff price at the time electric service is rendered, including amounts billed under arrangements qualifying as an Alternative Revenue Program (“ARP”). ARP arrangements are agreements between PNM or TNMP and its regulator that allow PNM or TNMP to adjust future rates in response to past activities or completed events, if certain criteria are met. ARP revenues are required to be reported separately from contracts with customers. ARP revenues in a given period include the recognition of “originating” ARP revenues (i.e. when the regulator-specific conditions are met) in the period, offset by the reversal of ARP revenues when billed to customers.

Sources of Revenue

Additional information about the nature of revenues is provided below. Additional information about matters affecting PNM’s and TNMP’s regulated revenues is provided in Note 17.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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

Alternative Revenue Programs

The Company defers certain costs and records certain liabilities pursuant to the rate actions of the NMPRC, PUCT, and FERC. ARP revenues, which are discussed above, include recovery or refund provisions under PNM’s renewable energy rider and true-ups to PNM’s formula transmission rates; TNMP’s AMS surcharge, transmission cost recovery factor, and the impacts of the PUCT’s January 25, 2018 order regarding the change in the federal corporate income tax rate; and the energy efficiency incentive bonus at both PNM and TNMP. Regulatory assets and liabilities are recognized for the difference between ARP revenues and amounts billed under those programs. Regulatory assets and liabilities are amortized into earnings as amounts are billed. As discussed in Note 17, TNMP’s 2018 Rate Case integrated AMS costs into base rates beginning January 1, 2019. These costs are being amortized into earnings as alternative revenues over a period of five years.

Other Electric Operating Revenues

Other electric operating revenues consist primarily of PNM’s sales for resale meeting the definition of a derivative. Derivatives are not considered revenue from contracts with customers. PNM engages in activities meeting the definition of derivatives to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-ahead, week-ahead, month-ahead, and other sales of excess generation not required to fulfill retail load and contractual commitments.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects ARP revenues and other revenues.

	PNM	TNMP	PNMR Consolidated
Year Ended December 31, 2020	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$482,852	$158,066	$640,918
Commercial	392,257	118,243	510,500
Industrial	90,845	27,367	118,212
Public authority	23,126	5,853	28,979
Economy energy service	15,911	—	15,911
Transmission	59,856	78,374	138,230
Miscellaneous	13,311	3,738	17,049
Total revenues from contracts with customers	1,078,158	391,641	1,469,799
Alternative revenue programs	(3,531)	(8,463)	(11,994)
Other electric operating revenues	65,207	—	65,207
Total Electric Operating Revenues	$1,139,834	$383,178	$1,523,012

Year Ended December 31, 2019
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARP programs. For PNM, accounts receivable reflected on the Consolidated Balance Sheets, net of allowance for credit losses, includes $86.2 million and $59.3 million at December 31, 2020 and 2019 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers. On January 1, 2020, the Company adopted Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As a result of the adoption of the new standard and economic conditions resulting from the COVID-19 pandemic, PNM updated its allowance for accounts receivable balances and recorded incremental credit losses of $7.2 million in the year ended December 31, 2020. The NMPRC issued an order authorizing all public utilities to create a regulatory asset to defer incremental costs related to COVID-19, including increases in uncollectible accounts. See additional discussion of ASU 2016-13 in Note 9 and the related regulatory treatment in Note 17.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company has no contract assets as of December 31, 2020. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer’s capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. PNMR’s, PNM’s, and TNMP’s contract liabilities and related revenues are insignificant for all periods presented. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

(5)Earnings and Dividends Per Share
Dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share and dividends per share is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$172,775	$77,362	$85,642
Average Number of Common Shares:
Outstanding during year	79,941	79,654	79,654
Vested awards of restricted stock	216	277	236
Average Shares – Basic	80,157	79,931	79,890
Dilutive Effect of Common Stock Equivalents:
PNMR 2020 Forward Equity Sale Agreements	106	—	—
Stock options and restricted stock	40	59	122
Average Shares – Diluted	80,303	79,990	80,012
Net Earnings Attributable to PNMR Per Share of Common Stock:
Basic	$2.16	$0.97	$1.07
Diluted	$2.15	$0.97	$1.07
Dividends Declared per Common Share	$1.2500	$1.1775	$1.0850

(6)Stockholders’ Equity
Common Stock and Equity Contributions
On December 15, 2020 PNMR physically settled all shares under the PNMR 2020 Forward Equity Sale Agreements by issuing 6.2 million shares to the forward purchasers at a price of $45.805 per share aggregating net proceeds of $283.1 million. In addition, PNMR recorded a net $0.1 million for equity issuance costs reimbursed by the lead underwriter. Following this settlement, no shares of PNMR’s common stock remain subject to future settlement under the PNMR 2020 Forward Equity

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Sale Agreements. See Note 7. Neither PNM nor TNMP issued any common stock during the year ended December 31, 2020. PNMR, PNM, and TNMP did not issue any common stock during the years ended December 31, 2019 and 2018.
PNMR funded $230.0 million, zero, and zero of cash equity contributions to PNM in 2020, 2019, and 2018, respectively. PNMR also funded $71.0 million, $80.0 million, and $30.0 million of cash equity contributions to TNMP in 2020, 2019, and 2018, respectively.

PNMR offered shares of PNMR common stock through the PNMR Direct Plan. As required by the Merger Agreement, effective November 2, 2020, PNMR entered into the Second Amendment to the Third Amended and Restated PNM Resources, Inc. Direct Plan (the “PNMR Direct Plan”), which among other matters, terminated the right to purchase shares of PNMR common stock under the PNMR Direct Plan with respect to any cash dividends and optional cash investments not received by noon Eastern Time on November 17, 2020. No purchases of shares of PNMR common stock under the PNMR Direct Plan may occur after November 18, 2020. The shares of PNMR common stock utilized in the PNMR Direct Plan were offered under a SEC shelf registration statement that expires in March 2021.
Dividends on Common Stock
The declaration of common dividends by PNMR is dependent upon a number of factors, including the ability of PNMR’s subsidiaries to pay dividends. PNMR’s primary sources of dividends are its operating subsidiaries.
PNM declared and paid cash dividends to PNMR of $40.7 million, zero, and $77.4 million in 2020, 2019, and 2018. TNMP declared and paid cash dividends to PNMR of $58.5 million, $55.3 million, and $41.9 million in 2020, 2019, and 2018.
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC provisions allow PNM to pay dividends, without prior NMPRC approval, from current earnings, which is determined on a rolling four quarter basis, or from equity contributions previously made by PNMR. The Federal Power Act also imposes certain restrictions on dividends by public utilities, including that dividends cannot be paid from paid-in capital. Debt-to-capitalization ratio requirements, as discussed in Note 7, remain at less than or equal to 65% for PNM and TNMP. These debt-to-capitalization ratio requirements could limit the amounts of dividends that could be paid. PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain the approval of certain financial counterparties to transfer more than five percent of PNM’s assets. As of December 31, 2020, none of the numerical tests would restrict the payment of dividends from the retained earnings of PNM or TNMP, and the 70% debt-to-capitalization covenant would restrict the payment of dividends by PNMR to $423.7 million.

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
PNMR and TNMP have no preferred stock outstanding. The authorized shares of PNMR and TNMP preferred stock are 10 million shares and 1 million shares, respectively.

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
December 31, 2020, 2019 and 2018
than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for the PNM and TNMP agreements. The Company’s revolving credit facilities and term loans generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions.

PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC.

Financing Activities
PNMR

At January 1, 2018, PNMR had outstanding the $150.0 million PNMR 2015 Term Loan, which matured and was repaid on March 9, 2018.

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

At January 1, 2018, PNMR had outstanding letters of credit arrangements with JPMorgan Chase Bank N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC was required to post in connection with permits relating to the operation of the San Juan mine. On March 15, 2019, WSJ LLC acquired the assets of SJCC following the bankruptcy of Westmoreland. WSJ LLC assumed all obligations of SJCC, including those under the letter of credit support agreements. See Note 16. In May 2020, JPMorgan Chase Bank N.A. gave notice that it would not extend the letters of credit beyond their October 21, 2020 expiration. In August 2020, PNMR entered into replacement letter of credit arrangements with Wells Fargo Bank, N.A. (the "WFB LOC Facility") to replace the JPM LOC Facility. Letters of credit were issued under the WFB LOC Facility and exchanged for the letters of credit outstanding under the JPM LOC Facility prior to the expiration of the JPM LOC Facility. On October 21, 2020, the JPM LOC Facility expired according to its terms.

At January 1, 2018, PNMR had outstanding two term loan agreements: (1) a $100.0 million term loan agreement (the “PNMR 2016 One-Year Term Loan”) and (2) a $100.0 million term loan agreement (the “PNMR 2016 Two-Year Term Loan”) that matured in December 2018. In December 2018, both the PNMR 2016 One-Year Term Loan (as extended) and the PNMR 2016 Two-Year Term Loan were repaid.

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.25% SUNs (the “PNMR 2018 SUNs”), which mature on March 9, 2021. The proceeds from the offering were used to repay the $150.0 million PNMR 2015 Term Loan that was due on March 9, 2018 and to reduce borrowings under the PNMR Revolving Credit Facility. PNMR intends to utilize the remaining $220.0 million of capacity under the PNMR 2020 Delayed-Draw Term Loan, discussed below, to repay an equivalent amount of the PNMR 2018 SUNs. As PNMR can demonstrate the intent and ability to extend that portion of the $300.0 million SUNs through January 31, 2022, $220.0 million of the PNMR 2018 SUNs is reflected as long-term debt in the Consolidated Balance Sheet at December 31, 2020.

On November 26, 2018, PNMR Development entered into a $90.0 million term loan agreement (the “PNMR Development Term Loan”), among PNMR Development and KeyBank, N.A., as administrative agent and sole lender. Proceeds from the PNMR Development Term Loan were used to repay short-term borrowings under the PNMR Development’s revolving credit facility and to repay borrowings under its intercompany loan from PNMR. On November 25, 2020 the PNMR Development Term Loan was amended to reduce the balance from $90.0 million to $65.0 million and the maturity was subsequently extended to January 31, 2022. The PNMR Development Term Loan bears interest at a variable rate, which was 1.52% on December 31, 2020. PNMR, as parent company of PNMR Development, continues to guarantee PNMR Development’s obligations under the loan.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
On December 14, 2018, PNMR entered into a $150.0 million term loan agreement (the “PNMR 2018 One-Year Term Loan”) among PNMR, the lenders identified therein, and MUFG Bank, Ltd., as administrative agent. The proceeds from the PNMR 2018 One-Year Term Loan were used to repay the PNMR 2016 One-Year Term Loan (as extended), a portion of the PNMR 2016 Two-Year Term Loan, and for general corporate purposes. On December 13, 2019, the PNMR 2018 One-Year Term Loan was extended to June 11, 2021 (as extended, the “PNMR 2019 Term Loan”). The PNMR 2019 Term Loan bears interest at a variable rate, which was 1.11% at December 31, 2020.

On December 21, 2018, PNMR entered into a $50.0 million term loan agreement (the “PNMR 2018 Two-Year Term Loan”), between PNMR and Bank of America, N.A. as sole lender. Proceeds from the PNMR 2018 Two-Year Term Loan were used to repay the remaining amount owed under the PNMR 2016 Two-Year Term Loan and for general corporate purposes. On December 21, 2020, the PNMR 2018 Two-Year Term Loan was repaid and terminated in accordance with its terms.

On January 7, 2020, PNMR entered into forward sale agreements with each of Citibank N.A., and Bank of America N.A., as forward purchasers and an underwriting agreement with Citigroup Global Markets Inc., and BofA Securities, Inc. as representatives of the underwriters named therein, relating to an aggregate of approximately 6.2 million shares of PNMR common stock (including 0.8 million shares of PNMR common stock pursuant to the underwriters’ option to purchase additional shares) (the “PNMR 2020 Forward Equity Sale Agreements”). On January 8, 2020, the underwriters exercised in full their option to purchase the additional 0.8 million shares of PNMR common stock and PNMR entered into separate forward sales agreements with respect to the additional shares. The initial forward sale price of $47.21 per share is subject to adjustments based on a net interest rate factor and by expected future dividends paid on PNMR common stock as specified in the forward sale agreements. PNMR did not initially receive any proceeds upon the execution of these agreements and, except in certain specified circumstances, had the option to elect physical, cash, or net share settlement on or before the date that is 12 months from their effective dates.

On December 15, 2020 PNMR physically settled all shares under the PNMR 2020 Forward Equity Sale Agreements by issuing 6.2 million shares to the forward purchasers at a price of $45.805 per share aggregating net proceeds of $283.1 million. In addition, PNMR recorded a net $0.1 million for equity issuance costs reimbursed by the lead underwriter. Following this settlement, no shares of PNMR’s common stock remain subject to future settlement under the PNMR 2020 Forward Equity Sale Agreements. The PNMR 2020 Forward Equity Sale Agreements meet the derivative scope exception requirements for contracts involving an entity’s own equity. Until settlement of the forward sale agreements, PNMR’s EPS dilution resulting from the agreements, if any, was determined using the treasury stock method, which resulted in dilution during periods when the average market price of PNMR stock during the reporting period was higher than the applicable forward sales price as of the end of that period. See Note 5.

On October 20, 2020, the execution of the Merger Agreement constituted a “Change of Control” under certain PNMR, TNMP and PNMR Development debt agreements. Under each of the specified debt agreements, a “Change of Control” constitutes an “Event of Default,” pursuant to which the lender parties thereto had the right to accelerate the indebtedness under the debt agreements. The definition of Change of Control under the PNM debt agreements and PNM note purchase agreements is not triggered by the execution of the Merger Agreement.

To ensure sufficient liquidity pending lender consent to the signing of the Merger Agreement, on October 20, 2020, PNMR entered into backstop credit facilities related to the Merger between PNMR, the lenders party thereto, and MUFG Bank, Ltd., as administrative agent. The $300.0 million 364-day revolving credit facility ("Merger Backstop Revolving Facility") was available to provide liquidity to refinance the PNMR Revolving Credit Facility, if needed, and the $50.0 million, 364-day delayed-draw term loan ("Merger Backstop Term Loan") was available to provide liquidity to refinance any of the applicable PNMR term loans or TNMP and PNMR Development credit facilities, if needed, and to fund other corporate purposes.

The Merger Backstop Revolving Facility expired upon the execution of the necessary waiver amendments (discussed below). Had PNMR made borrowings under the Merger Backstop Term Loan, those borrowings would have matured on the earliest of the closing of the Merger or October 19, 2021 and would have borne interest at a variable rate based on a pricing grid. As PNMR did not make any borrowings under the Merger Backstop Term Loan by the commitment termination date of December 18, 2020, the Merger Backstop Term Loan expired according to its terms.

On October 26, 2020, PNMR, TNMP and PNMR Development entered into amendment agreements with the lender parties thereto to amend the definition of "Change of Control" such that the entry into the Merger Agreement would not constitute a Change of Control and to waive the Event of Default arising from entry into the Merger Agreement. The amended Change of Control definition under the PNMR, TNMP, and PNMR Development debt agreements will, however, be triggered again upon the closing of the merger transaction. Prior to the closing of the Merger, the Company intends to coordinate with

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
the lenders and Avangrid to either amend the definition of Change of Control permitting Avangrid ownership of the Company; or to refinance or enter into new debt agreements that would include Avangrid as owners of the Company. The Change of Control provisions in the PNM debt agreements are not triggered by the close of the Merger.

The documents governing TNMP's aggregate $750.0 million of outstanding First Mortgage Bonds ("TNMP FMBs") obligated TNMP to offer, within 30 business days following the signing of the Merger Agreement, to prepay all $750.0 million outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. TNMP made such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs, and none of the holders of the TNMP FMBs accepted TNMP’s offer. The documents governing the TNMP FMBs require TNMP to make another offer, within 30 business days of closing of the Merger, to prepay all outstanding TNMP FMBs at par. TNMP will make such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs; however, holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay.

The information in this Annual Report on Form 10-K is for informational purposes only and is neither an offer to purchase, nor a solicitation of an offer to sell, subscribe for or buy any securities in any jurisdiction pursuant to the proposed transactions or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. Similar to the offer to prepay made after signing the Merger Agreement, the post-Merger closing offer to prepay the TNMP FMBs will be made only pursuant to an offer to prepay, which will set forth the terms and conditions of the offer to prepay.

On December 21, 2020, PNMR entered into a $150.0 million term loan agreement (the “PNMR 2020 Term Loan”), between PNMR and U.S. Bank National Association, as sole lender. Proceeds from the PNMR 2020 Term Loan were used to repay the $50.0 million PNMR 2018 Two-Year Term Loan and for other corporate purposes. The PNMR 2020 Term Loan bears interest at a variable rate, which was 1.25% at December 31, 2020, and matures on January 31, 2022.

On December 22, 2020, PNMR entered into a $300.0 million delayed-draw term loan agreement (the “PNMR 2020 Delayed-Draw Term Loan”), among PNMR, the lenders party thereto, and MUFG Bank, Ltd., as administrative agent. Initially PNMR drew $80.0 million to refinance existing indebtedness and for other corporate purposes. Draws on the PNMR 2020 Delayed-Draw Term Loan, aggregating $80.0 million, bear interest at a variable rate, which was 1.40% at December 31, 2020, and mature on January 31, 2022. PNMR expects to use the remaining $220.0 million of capacity from the PNMR 2020 Delayed-Draw Term Loan to repay an equivalent amount of the PNMR 2018 SUNs.

PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires in March 2021.
PNM

At January 1, 2018, PNM had a $200.0 million term loan agreement (the “PNM 2017 Term Loan”) between PNM and JPMorgan Chase Bank, N.A., as lender and administrative agent, and U.S. Bank National Association, as lender. The PNM 2017 Term Loan was repaid on January 18, 2019.

On July 28, 2017, PNM entered into an agreement (the “PNM 2017 Senior Unsecured Note Agreement”) with institutional investors for the sale of $450.0 million aggregate principal amount of eight series of Senior Unsecured Notes (the “PNM 2018 SUNs”) offered in private placement transactions. On May 14, 2018, PNM issued $350.0 million of the PNM 2018 SUNs under that agreement (at fixed annual interest rates ranging from 3.15% to 4.50% for terms between 5 and 30 years) and used the proceeds to repay an equal amount of PNM’s 7.95% SUNs that matured on May 15, 2018. On July 31, 2018, PNM issued the remaining $100.0 million of the PNM 2018 SUNs (at fixed annual interest rates of 3.78% and 4.60% for terms of 10 and 30 years) and used the proceeds to repay an equal amount of PNM’s 7.50% SUNs on August 1, 2018. The PNM 2017 Senior Unsecured Note Agreement includes customary covenants, including a covenant that requires the maintenance of a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, including a cross-default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2018 SUNs at par. As discussed above, the change of control provisions in the PNM debt agreements are not triggered by the close of the Merger. PNM has the right to redeem any or all of the PNM 2018 SUNs prior to their respective maturities, subject to payment of a customary make-whole premium.

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
December 31, 2020, 2019 and 2018
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

On January 18, 2019, PNM entered into a $250.0 million term loan agreement (the “PNM 2019 $250.0 million Term Loan”) among PNM, the lenders identified therein, and U.S. Bank N.A., as administrative agent. PNM used the proceeds of the PNM 2019 $250.0 million Term Loan to repay the PNM 2017 Term Loan, to reduce short-term borrowings under the PNM Revolving Credit Facility, and for general corporate purposes. The PNM 2019 $250.0 million Term Loan was prepaid in April 2020 without penalty.

On December 18, 2019, PNM entered into a $40.0 million term loan agreement (the “PNM 2019 $40.0 million Term Loan”), between PNM and Bank of America, N.A. as sole lender and administrative agent. PNM used the proceeds of the PNM 2019 $40.0 million Term Loan to reduce short-term borrowings under the PNM Revolving Credit Facility and for general corporate purposes. The PNM 2019 $40.0 million Term Loan bears interest at a variable rate, which was 0.80% at December 31, 2020, and must be repaid on or before June 18, 2021.

On April 15, 2020, PNM entered into a $250.0 million term loan agreement (the "PNM 2020 Term Loan"), between PNM, the lenders party thereto, and U.S. Bank, as administrative agent. Proceeds from the PNM 2020 Term Loan were used to prepay the PNM 2019 $250.0 million Term Loan due July 2020, without penalty. As discussed below, on April 30, 2020, PNM used $100.0 million of proceeds from the PNM 2020 SUNs to prepay without penalty an equal amount of the PNM 2020 Term Loan. On December 21, 2020, PNM prepaid without penalty, the remaining $150.0 million balance of the PNM 2020 Term Loan.

On April 30, 2020, PNM entered into an agreement (the "PNM 2020 Note Purchase Agreement") with institutional investors for the sale of $200.0 million aggregate principal amount of senior unsecured notes offered in private placement transactions. Under the agreement, PNM issued $150.0 million aggregate principal amount of its 3.21% senior unsecured notes, Series A, due April 30, 2030, and $50.0 million of its aggregate principal amount of its 3.57% senior unsecured notes, Series B, due April 29, 2039 (the "PNM 2020 SUNs"). The PNM 2020 SUNs were issued on April 30, 2020. PNM used $100.0 million of proceeds from the PNM 2020 SUNs to repay an equal amount of the PNM 2020 Term Loan. The remaining $100.0 million of the PNM 2020 SUNs were used to repay borrowings on the PNM Revolving Credit Facility and for other corporate purposes. The PNM 2020 Note Purchase Agreement includes customary covenants, including a covenant that requires PNM to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, including a cross-default provision, and covenants regarding parity of financial covenants, liens and guarantees with respect to PNM’s material credit facilities. In the event of a change of control, PNM will be required to offer to prepay the PNM 2020 SUNs at par. As discussed above, the change of control provisions in the PNM debt agreements are not triggered by the close of the Merger. PNM has the right to redeem any or all of the PNM 2020 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

At December 31, 2019, PNM had $40.0 million of outstanding PCRBs, which have a final maturity of June 1, 2040 and two series of outstanding PCRBs of $39.3 million and $21.0 million, which have a final maturity of June 1, 2043. These PCRBs, aggregating $100.3 million, were subject to mandatory tender on June 1, 2020. On June 1, 2020, PNM purchased these PCRBs utilizing borrowings under the PNM Revolving Credit Facility and converted the PCRBs to the weekly mode. PNM held these PCRBs (without legally canceling them) until July 1, 2020, when they were remarketed in the weekly mode (the "PNM Floating Rate PCRBs") and PNM used the remarketing proceeds to repay the revolver borrowings. PNM Floating Rate PCRBs in the weekly mode bear interest at rates that are reset weekly, giving investors the option to return the PCRBs for remarketing to new investors upon 7 days' notice. At December 31, 2020, this rate was 0.19%. A corresponding portion of the borrowing capacity under the PNM Revolving Credit Facility is reserved to support the investors' option to return the PNM Floating Rate PCRBs upon 7 days' notice.

At December 31, 2019, PNM had PCRBs outstanding of $36.0 million at 6.25% issued by the Maricopa County, Arizona Pollution Control Corporation as well as $255.0 million at 5.90% and $11.5 million at 6.25% issued by the City of Farmington, New Mexico. The $36.0 million PCRBs became callable at 101% of par on January 1, 2020 and the remaining $266.5 million PCRBs became callable at par on June 1, 2020. On June 22, 2020, PNM provided notice to the bondholders that it was calling the PCRBs aggregating $302.5 million. On July 22, 2020, PNM purchased the PCRBs in lieu of redemption and remarketed them to new investors (the "PNM 2020 Fixed Rate PCRBs"). Information concerning the funding dates, mandatory tender dates, and interest rates on the PNM 2020 Fixed Rate PCRBs are provided below.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

On April 1, 2020, the NMPRC approved PNM’s request to issue approximately $361 million of Securitized Bonds upon the retirement of SJGS in 2022. The NMPRC’s approval of the issuance of these Securitized Bonds is currently being appealed to the NM Supreme Court. See SJGS Abandonment Application in Note 17.

PNM has a shelf registration statement, which will expire in May 2023, with capacity for the issuance of up to $650.0 million of senior unsecured notes.
TNMP

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

On February 26, 2019, TNMP entered into the TNMP 2019 Bond Purchase Agreement with institutional investors for the sale of $305.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the “TNMP 2019 Bonds”) offered in private placement transactions. TNMP issued $225.0 million of TNMP 2019 Bonds on March 29, 2019 and used the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019, as well as to repay borrowing under the TNMP Revolving credit Facility and for general corporate purposes. TNMP issued the remaining $80.0 million of TNMP 2019 Bonds on July 1, 2019 and used the proceeds to repay borrowing under the TNMP Revolving Credit Facility and for general corporate purposes. The terms of the indenture governing the TNMP 2019 Bonds include customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP has the right to redeem any or all of the TNMP 2019 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

On April 24, 2020, TNMP entered into the TNMP 2020 Bond Purchase Agreement with institutional investors for the sale of $185.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the "TNMP 2020 Bonds") offered in private placement transactions. TNMP issued $110.0 million of TNMP 2020 Bonds on April 24, 2020 and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. TNMP issued the remaining $75.0 million of TNMP 2020 Bonds on July 15, 2020 and used the proceeds from that issuance to repay borrowings under the TNMP Revolving Credit facility and for other corporate purposes. The TNMP 2020 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the indenture governing the TNMP 2020 Bonds. The terms of the indenture governing the TNMP 2020 Bonds include customary covenants, including a covenant that requires TNMP to maintain a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. TNMP has the right to redeem any or all of the TNMP 2020 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium. Information concerning the funding dates, maturities and interest rates on the TNMP 2020 Bonds issued in April and July 2020 are provided below.

Interest Rate Hedging Activities

At January 1, 2018, PNMR had a hedging agreement that effectively established a fixed interest rate of 1.927% for borrowings under the PNMR 2015 Term Loan through its maturity on March 9, 2018. In 2017, PNMR entered into three separate four-year hedging agreements that effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, subject to change if there is a change in PNMR’s credit rating, for three separate tranches, each of $50.0 million, of its variable rate debt.

These hedge agreements are accounted for as cash flow hedges and had fair values of $0.9 million and $0.4 million that are included in other current liabilities on the Consolidated Balance Sheets at December 31, 2020 and 2019. As discussed in Note 3, changes in the fair value of the cash flow hedges are deferred in AOCI and amounts reclassified to the Condensed Consolidated Statement of Earnings are recorded in interest charges. The fair values were determined using Level 2 inputs, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Borrowing Arrangements Between PNMR and its Subsidiaries
PNMR has intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount up to $150.0 million and have either reciprocal or non-reciprocal terms. Interest charged to the subsidiaries is equivalent to interest paid by PNMR on its short-term borrowings or the money-market interest rate if PNMR does not have any short-term borrowings outstanding. PNM and TNMP had no borrowings from PNMR at December 31, 2020 and 2019, and no borrowings at February 19, 2021. PNMR Development had $0.3 million and zero in short-term borrowings outstanding from PNMR at December 31, 2020 and 2019 and $0.4 million at February 19, 2021.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. Both facilities currently expire on October 31, 2023 and contain options to be extended through October 2024, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds and matures on September 23, 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. PNMR Development has a $40.0 million revolving credit facility that was expected to expire on February 23, 2021. On February 22, 2021, PNMR Development extended the facility to January 31, 2022. PNMR Development has the option, subject to lender approval, to further increase the capacity of this facility to $50.0 million upon 15-days advance notice. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates.

Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2020	2019
	(In thousands)
PNM:
PNM Revolving Credit Facility	$—	$48,000
PNM 2017 New Mexico Credit Facility	10,000	10,000
	10,000	58,000
TNMP Revolving Credit Facility	—	15,000
PNMR:
PNMR Revolving Credit Facility	12,000	112,100
PNMR Development Revolving Credit Facility	10,000	—
	$32,000	$185,100

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $4.7 million, $2.2 million, and zero at December 31, 2020 that reduce the available capacity under their respective revolving credit facilities. In addition, PNMR had $30.3 million of letters of credit outstanding under the WFB LOC Facility. At December 31, 2020, interest rates on outstanding borrowings were 1.66% for the PNMR Revolving Credit Facility, 1.41% for the PNM 2017 New Mexico Credit Facility, and 1.15% for the PNMR Development Revolving Credit Facility. There were no borrowings outstanding under the PNM and TNMP Revolving Credit Facilities at December 31, 2020.

At February 19, 2021, PNMR, PNM, TNMP, and PNMR Development had $257.7 million, $397.8 million, $47.6 million, and $30.0 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. PNM had $40.0 million of availability under the PNM 2017 New Mexico Credit Facility. Total availability at February 19, 2021, on a consolidated basis, was $773.1 million for PNMR. Availability under PNM’s Revolving Credit Facility and total availability at PNMR, on a consolidated basis, does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs. At February 19, 2021, PNMR, PNM, and TNMP had invested cash of $0.9 million, $32.6 million, and zero.

Long-Term Debt

As discussed above, in June 2020, PNM purchased an aggregate amount of $100.3 million PCRBs using borrowings under the PNM Revolving Credit Facility. In July 2020, PNM remarketed the PCRBs in the weekly mode and used the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
proceeds to repay the borrowings under the PNM Revolving Credit Facility. A corresponding amount of the PNM Revolving Credit Facility is reserved to support the investors’ option to return the PCRBs upon 7 days’ notice. As PNM can demonstrate the intent and ability to keep the PNM Floating Rate PCRBs outstanding through at least the October 31, 2023 maturity of the PNM Revolving Credit Facility, PNM Floating Rate PCRBs, aggregating $100.3 million, are reflected as long-term debt in the Consolidated Balance Sheets at December 31, 2020.

Also discussed above, PNMR intends to use the remaining capacity of $220.0 million under the PNMR 2020 Delayed-Draw Term Loan to repay an equivalent amount of the PNMR 2018 SUNs. As PNMR can demonstrate the intent and ability to extend that portion of the $300.0 million SUNs through January 31, 2022, $220.0 million of the PNMR 2018 SUNs is reflected as long-term debt in the Consolidated Balance Sheet at December 31, 2020.

Information concerning long-term debt outstanding and unamortized (premiums), discounts, and debt issuance costs is as follows:

	December 31, 2020		December 31, 2019
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
PNM Debt
Senior Unsecured Notes, Pollution Control Revenue Bonds:
1.875% due April 2033, mandatory tender - October 1, 2021	$146,000	$301	$146,000	$662
6.25% due January 2038	—	—	36,000	205
2.125% due June 2040, mandatory tender - June 1, 2022	37,000	135	37,000	224
5.20% due June 2040, mandatory tender - June 1, 2020	—	—	40,045	17
5.90% due June 2040	—	—	255,000	1,857
6.25% due June 2040	—	—	11,500	84
2.45% due September 2042, mandatory tender - June 1, 2022	20,000	50	20,000	85
2.40% due June 2043, mandatory tender - June 1, 2020	—	—	39,300	50
5.20% due June 2043, mandatory tender - June 1, 2020	—	—	21,000	10
Floating rate, weekly-mode	100,345	798	—	—
1.05% due January 2038, mandatory tender - June 1, 2022	36,000	226	—	—
1.20% due June 2040, mandatory tender - June 1, 2022	11,500	72	—	—
1.10% due June 2040, mandatory tender June 1, 2023	130,000	892	—	—
1.15% due June 2040, mandatory tender - June 1, 2024	125,000	894	—	—
Senior Unsecured Notes:
5.35% due October 2021	160,000	129	160,000	292
3.15% due May 2023	55,000	184	55,000	261
3.45% due May 2025	104,000	457	104,000	562
3.85% due August 2025	250,000	1,375	250,000	1,675
3.68% due May 2028	88,000	457	88,000	518
3.78% due August 2028	15,000	80	15,000	91
3.93% due May 2033	38,000	221	38,000	238
4.22% due May 2038	45,000	275	45,000	291
4.50% due May 2048	20,000	128	20,000	133
4.60% due August 2048	85,000	550	85,000	570
3.21% due April 2030	150,000	1,490	—	—
3.57% due April 2039	50,000	511	—	—
PNM 2019 $250.0 Million Term Loan due July 2020	—	—	250,000	—
PNM 2019 $40.0 Million Term Loan due June 2021	40,000	—	40,000	—
	1,705,845	9,225	1,755,845	7,825
Less current maturities	346,000	430	350,345	77
	1,359,845	8,795	1,405,500	7,748

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

	December 31, 2020		December 31, 2019
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
TNMP Debt
First Mortgage Bonds:
6.95% due April 2043	93,198	(15,917)	93,198	(16,632)
4.03% due July 2024	80,000	369	80,000	475
3.53% due February 2026	60,000	420	60,000	502
3.22% due August 2027	60,000	380	60,000	437
3.85% due June 2028	60,000	469	60,000	531
3.79% due March 2034	75,000	497	75,000	535
3.92% due March 2039	75,000	514	75,000	542
4.06% due March 2044	75,000	524	75,000	546
3.60% due July 2029	80,000	511	80,000	571
2.73% due April 24, 2030	85,000	784	—	—
3.36% due April 24, 2050	25,000	243	—	—
2.93% due July 15, 2035	25,000	241	—	—
3.36% due July 15, 2050	50,000	490	—	—
	843,198	(10,475)	658,198	(12,493)
Less current maturities	—	—	—	—
	843,198	(10,475)	658,198	(12,493)
PNMR Debt
PNMR 3.25% 2018 SUNs due March 2021	300,000	137	300,000	917
PNMR Development Term Loan due January 2022	65,000	—	90,000	42
PNMR 2018 Two-Year Term Loan due December 2020	—	—	50,000	—
PNMR 2019 Term Loan due June 2021	150,000	6	150,000	35
PNMR 2020 Term Loan due January 2022	150,000	—	—	—
PNMR 2020 Delayed-Draw Term Loan due January 2022	80,000	—	—	—
	745,000	143	590,000	994
Less current maturities	230,000	52	140,000	—
	515,000	91	450,000	994
Total Consolidated PNMR Debt	3,294,043	(1,107)	3,004,043	(3,674)
Less current maturities	576,000	482	490,345	77
	$2,718,043	$(1,589)	$2,513,698	$(3,751)

Reflecting mandatory tender dates, long-term debt maturities as of December 31, 2020 are follows:

	PNMR	PNM	TNMP	PNMR Consolidated
	(In thousands)
2021	$230,000	$346,000	$—	$576,000
2022	515,000	104,500	—	619,500
2023	—	285,345	—	285,345
2024	—	125,000	80,000	205,000
2025	—	354,000	—	354,000
Thereafter	—	491,000	763,198	1,254,198
Total	$745,000	$1,705,845	$843,198	$3,294,043

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(8)Lease Commitments

The Company enters into various lease agreements to meet its business needs and to satisfy the needs of its customers. Historically, the Company’s leases were classified as operating leases and included leases for generating capacity from PVNGS Units 1 and 2, certain rights-of-way agreements for transmission lines and facilities, vehicles and equipment necessary to construct and maintain the Company’s assets and building and office equipment. In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842) to provide guidance on the recognition, measurement, presentation, and disclosure of leases. Among other things, ASU 2016-02 requires that all leases be recorded on the Consolidated Balance Sheets by recognizing a present value liability for future cash flows of the lease agreement and a corresponding right-of-use asset. The Company adopted Topic 842 on January 1, 2019, its required effective date. The Company elected to use many of the practical expedients available upon adoption of the standard. As a result, the Company will continue to classify its leases existing as of December 31, 2018 as operating leases until they expire or are modified. In addition, the Company elected the practical expedient to not reevaluate the accounting for land easements and rights-of-way agreements existing at December 31, 2018. The Company also elected the use of the practical expedient to apply the requirements of the new standard on its effective date and has not restated prior periods to conform to the new guidance. Adoption of the lease standard has a material impact on the Company’s Consolidated Balance Sheets but does not have a material impact on the Consolidated Statements of Earnings or the Consolidated Statements of Cash Flows.

Effective January 1, 2019, the Company accounts for contracts that convey the use and control of identified assets for a period of time as leases. The Company classifies leases as operating or financing by evaluating the terms of the lease agreement. Agreements under which the Company is likely to utilize substantially all of the economic value or life of the asset or that the Company is likely to own at the end of the lease term, either through purchase or transfer of ownership, are classified as financing leases. Leases not meeting these criteria are accounted for as operating leases. Agreements under which the Company is a lessor are insignificant. PNMR, PNM, and TNMP determine present value for their leases using their incremental borrowing rates at the commencement date of the lease or, when readily available, the rate implicit in the agreement. The Company leases office buildings, vehicles, and other equipment. In addition, PNM leases interests in PVNGS Units 1 and 2 and certain rights-of-way agreements that are classified as leases. All of the Company’s leases with terms in excess of one year are recorded on the Consolidated Balance Sheets by recording a present value lease liability and a corresponding right-of-use asset. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs, which are comprised primarily of fleet and office equipment leases commencing after January 1, 2019, are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Consolidated Statements of Earnings.

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

The terms of each of the extended leases do not provide for additional renewal options beyond their currently scheduled expiration dates. PNM had the option to purchase the assets underlying each of the extended leases at their fair market value or to return the lease interests to the lessors on the expiration dates. Under the terms of the extended leases, PNM had until January 15, 2020 for the Unit 1 leases and until January 15, 2021 for the Unit 2 lease to provide notices to the lessors of PNM’s intent to exercise the purchase options or to return the leased assets to the lessors. On January 3, 2020, PNM filed notice with the NMPRC of 60-day waivers of the deadline to provide notice to purchase or return the assets underlying the PVNGS Unit 1 leases. On March 3, 2020, and April 10, 2020, PNM filed additional notices of waivers of the deadlines. The waivers did not impact the PVNGS Unit 1 leases’ current January 15, 2023 expiration dates. PNM’s elections are independent for each lease and are irrevocable. On June 11, 2020, PNM provided notice to the lessors and the NMPRC of its intent to return the assets underlying in both the PVNGS Unit 1 and Unit 2 leases upon their expiration in January 2023 and 2024. Although PNM elected to return the assets underlying the extended leases, PNM retains certain obligations related to PVNGS, including costs to decommission the facility. PNM is depreciating its capital improvements related to the extended leases using NMPRC approved rates through the end of the NRC license period for each unit, which expire in June 2045 for Unit 1 and in June 2046 for Unit 2. Any transfer of the assets underlying the leases will be required to comply with NRC licensing requirements. For example, the NRC could limit the transfer of ownership of the assets underlying all or a portion of PNM’s currently leased

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
interests in PVNGS. If a qualified buyer cannot be identified, PNM may be required to retain all or a portion of its currently leased capacity in PVNGS or be exposed to other claims for damages by the lessors. PNM will seek to recover its undepreciated investments, as well as any other obligations related to PVNGS from NM retail customers.

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the leased interests. If such an event had occurred as of December 31, 2020, amounts due to the lessors under the circumstances described above would be up to $154.5 million, payable on January 15, 2021 in addition to the scheduled lease payments due on that date.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Consolidated Statement of Earnings over their term. As of December 31, 2020 and 2019, the unamortized balance of these rights-of-ways was $55.8 million and $60.2 million. During the years ended December 31, 2020, 2019, and 2018, PNM recognized amortization expense associated with these agreements of $4.4 million, $3.7 million, and $3.8 million.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At December 31, 2020, residual value guarantees on fleet vehicle and equipment leases are $0.9 million, $1.4 million, and $2.3 million for PNM, TNMP, and PNMR.

Information related to the Company’s operating leases recorded on the Consolidated Balance Sheets is presented below:

	December 31, 2020			December 31, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$97,461	$7,206	$105,133	$120,585	$9,954	$131,212
Current portion of operating lease liabilities	25,130	2,193	27,460	25,927	2,753	29,068
Long-term portion of operating lease liabilities	75,941	4,779	81,065	97,992	7,039	105,512

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Consolidated Balance Sheets is presented below:

	December 31, 2020			December 31, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)			(In thousands)
Financing leases:
Non-utility property	$11,453	$13,299	$25,055	$4,857	$4,910	$10,028
Accumulated depreciation	(2,044)	(2,241)	(4,383)	(482)	(466)	(973)
Non-utility property, net	$9,409	$11,058	$20,672	$4,375	$4,444	$9,055

Other current liabilities	$1,993	$2,397	$4,470	$722	$850	$1,637
Other deferred credits	7,176	8,669	15,972	3,333	3,597	7,102

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	December 31, 2020			December 31, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	6.23	3.46	6.04	6.70	4.10	6.49
Financing leases	4.78	4.84	4.79	5.64	5.54	5.54

Weighted average discount rate:
Operating leases	3.93%	4.06%	3.94%	3.89%	3.95%	3.90%
Financing leases	2.76%	2.84%	2.80%	3.68%	3.65%	3.64%

Information for the components of lease expense is as follows:

	Year Ended December 31, 2020
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost	$27,302	$2,870	$30,418
Amounts capitalized	(1,020)	(2,375)	(3,395)
Total operating lease expense	26,282	495	27,023
Financing lease cost:
Amortization of right-of-use assets	1,563	1,775	3,412
Interest on lease liabilities	221	285	511
Amounts capitalized	(1,056)	(1,754)	(2,810)
Total financing lease expense	728	306	1,113
Variable lease expense	221	—	221
Short-term lease expense	288	5	295
Total lease expense for the period	$27,519	$806	$28,652

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

	Year Ended December 31, 2019
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost	$28,254	$3,341	$31,963
Amounts capitalized	(1,319)	(2,594)	(3,913)
Total operating lease expense	26,935	747	28,050
Financing lease cost:
Amortization of right-of-use assets	481	466	973
Interest on lease liabilities	92	100	194
Amounts capitalized	(280)	(423)	(704)
Total financing lease expense	293	143	463
Variable lease expense	96	—	96
Short-term lease expense	346	26	414
Total lease expense for the period	$27,670	$916	$29,023

Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,007	$596	$27,121	$26,392	$935	$27,849
Operating cash flows from financing leases	82	48	136	44	25	71
Finance cash flows from financing leases	557	307	936	183	109	313

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$143,816	$12,942	$157,816
Financing leases	6,588	8,985	15,614	4,473	4,910	9,645

Capitalized costs excluded from the operating and financing cash paid for leases above for the year ended December 31, 2020 are $1.0 million and $1.1 million at PNM, $2.4 million and $1.8 million at TNMP, and $3.4 million and $2.8 million at PNMR. These capitalized costs are reflected as investing activities on the Company’s Consolidated Statements of Cash Flows for the twelve months ended December 31, 2020. For the year ended December 31, 2019, capitalized costs excluded are $1.3 million and $0.3 million at PNM, $2.6 million and $0.4 million at TNMP, and $3.9 million and $0.7 million at PNMR

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Future expected lease payments are shown below:

	As of December 31, 2020
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
2021	$2,214	$26,572	$2,672	$2,426	$4,970	$29,290
2022	2,159	26,266	2,557	1,987	4,797	28,464
2023	2,095	17,735	2,372	1,481	4,511	19,395
2024	1,434	7,899	1,897	895	3,335	8,841
2025	854	6,946	1,190	690	2,044	7,673
Later years	1,030	27,530	1,120	75	2,150	27,827
Total minimum lease payments	9,786	112,948	11,808	7,554	21,807	121,490
Less: Imputed interest	617	11,877	742	582	1,365	12,965
Lease liabilities as of December 31, 2020	$9,169	$101,071	$11,066	$6,972	$20,442	$108,525

The above tables include $11.0 million, $15.6 million, and $26.7 million for PNM, TNMP, and PNMR at December 31, 2020 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

(9)Fair Value of Derivative and Other Financial Instruments

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available. External pricing input availability varies based on commodity location, market liquidity, and term of the agreement. Valuations of derivative assets and liabilities take into account nonperformance risk, including the effect of counterparties’ and the Company’s credit risk. The Company regularly assesses the validity and availability of pricing data for its derivative transactions. Although the Company uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.

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
December 31, 2020, 2019 and 2018
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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the years ended December 31, 2020, 2019, and 2018, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Consolidated Balance Sheets:

	Economic Hedges
	December 31,
	2020	2019
	(In thousands)
Other current assets	$1,096	$1,089
Other deferred charges	455	1,507
	1,551	2,596
Other current liabilities	(1,096)	(1,089)
Other deferred credits	(455)	(1,507)
	(1,551)	(2,596)
Net	$—	$—
PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. All of the assets and liabilities in the table above at December 31, 2020 and December 31, 2019 result from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery.
At December 31, 2020 and 2019, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at December 31, 2020 and 2019, amounts posted as cash collateral under margin arrangements were $0.5 million and $0.5 million. At December 31, 2020 and 2019, obligations to return cash collateral were $0.9 million and $0.9 million. Cash collateral amounts are included in other current assets and other current liabilities on the Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. There were no amounts hedged under this plan as of December 31, 2020 or 2019.

The effects of mark-to-market commodity derivative instruments on PNM’s revenues and cost of energy during the years ended December 31, 2020 and 2019 were less than $0.1 million. Commodity derivatives had no impact on OCI for the periods presented.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At December 31, 2020 and 2019, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 16. At December 31, 2020 and 2019, the fair value of investment securities included $379.2 million and $336.0 million for the NDT and $60.9 million and $52.8 million for the coal mine reclamation trusts.

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

Gains and losses recognized on the Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Equity securities:
Net gains from equity securities sold	$5,861	$5,698	$4,864
Net gains (losses) from equity securities still held	17,707	18,319	(10,523)
Total net gains (losses) on equity securities	23,568	24,017	(5,659)
Available-for-sale debt securities:
Net gains (losses) on debt securities	(1,969)	5,572	(11,517)
Net gains (losses) on investment securities	$21,599	$29,589	$(17,176)

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $(3.2) million, $3.0 million, and $(9.4) million for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Proceeds from sales	$590,998	$494,528	$984,533
Gross realized gains	$35,904	$25,760	$19,358
Gross realized (losses)	$(28,817)	$(17,453)	$(16,624)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

At December 31, 2020, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$33,301
After 1 year through 5 years	89,646
After 5 years through 10 years	89,130
After 10 years through 15 years	14,947
After 15 years through 20 years	9,256
After 20 years	43,730
$280,010

Fair Value Disclosures

The Company determines the fair values of its derivative and other financial instruments based on the hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of December 31, 2020 and 2019. Management of the Company independently verifies the information provided by pricing services.

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
December 31, 2020, 2019 and 2018
Items recorded at fair value by PNM on the Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale securities.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
December 31, 2020
Cash and cash equivalents	$6,107	$6,107	$—
Equity securities:
Corporate stocks, common	85,271	85,271	—
Corporate stocks, preferred	9,910	3,608	6,302
Mutual funds and other	58,817	58,762	55
Available-for-sale debt securities:
U.S. government	55,839	29,579	26,260	$950
International government	16,032	—	16,032	2,537
Municipals	50,139	—	50,139	2,779
Corporate and other	158,000	3	157,997	21,121
	$440,115	$183,330	$256,785	$27,387

December 31, 2019
Cash and cash equivalents	$15,606	$15,606	$—
Equity securities:
Corporate stocks, common	64,527	64,527	—
Corporate stocks, preferred	9,033	2,212	6,821
Mutual funds and other	49,848	49,786	62
Available-for-sale debt securities:
U.S. government	48,439	31,389	17,050	$535
International government	15,292	—	15,292	1,193
Municipals	46,642	—	46,642	1,768
Corporate and other	139,445	187	139,258	10,801
	$388,832	$163,707	$225,125	$14,297

The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Consolidated Balance Sheets are presented below:

	Carrying Amount	Fair Value
December 31, 2020	(In thousands)
PNMR	$3,295,150	$3,355,761
PNM	$1,696,620	$1,602,547
TNMP	$853,673	$1,006,722

December 31, 2019
PNMR	$3,007,717	$3,142,704
PNM	$1,748,020	$1,795,149
TNMP	$670,691	$753,317
The carrying amount and fair value of the Company’s other investments presented on the Consolidated Balance Sheets are not material and not shown in the above table.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Investments Held by Employee Benefit Plans
As discussed in Note 11, PNM and TNMP have trusts that hold investment assets for their pension and other postretirement benefit plans. The fair value of the assets held by the trusts impacts the determination of the funded status of each plan but the assets are not reflected on the Company’s Consolidated Balance Sheets. Both the PNM Pension Plan and the TNMP Pension Plan hold units of participation in the PNM Resources, Inc. Master Trust (the “PNMR Master Trust”), which was established for the investment of assets of the pension plans. The Company’s investment allocation targets in 2020 consist of 35% equities, 15% alternative investments (both of which are considered return generating), and 50% fixed income.
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
The valuation of alternative investments requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The significant unobservable inputs include estimates of liquidation value, current operating performance, and future expectations of performance. Neither the employee benefit plans nor the PNMR Master Trust have any Level 3 investments as of December 31, 2020 or 2019.
The fair values of investments held by the employee benefit plans are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2020		(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$498,907	$241,445	$257,462
Uncategorized investments	88,984
Total Master Trust Investments	$587,891
TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$56,966	$28,732	$28,234
Uncategorized investments	9,230
Total Master Trust Investments	$66,196
PNM OPEB Plan
Cash and cash equivalents	$1,310	$1,310	$—
Equity securities:
Mutual funds	92,400	52,284	40,116
	$93,710	$53,594	$40,116
TNMP OPEB Plan
Cash and cash equivalents	$18	$18	$—
Equity securities:
Mutual funds	12,843	10,806	2,037
	$12,861	$10,824	$2,037

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2019
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$445,984	$152,158	$293,826
Uncategorized investments	86,675
Total Master Trust Investments	$532,659

TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$49,353	$17,335	$32,018
Uncategorized investments	9,974
Total Master Trust Investments	$59,327

PNM OPEB Plan
Cash and cash equivalents	$1,022	$1,022	$—
Equity securities:
Mutual funds	85,727	39,361	46,366
	$86,749	$40,383	$46,366
TNMP OPEB Plan
Cash and cash equivalents	$275	$275	$—
Equity securities:
Mutual funds	10,635	4,075	6,560
	$10,910	$4,350	$6,560

The fair values of investments in the PNMR Master Trust are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2020	(In thousands)
PNMR Master Trust
Cash and cash equivalents	$20,812	$20,812	$—
Equity securities:
Corporate stocks, common	114,983	114,983	—
Corporate stocks, preferred	1,187	135	1,052
Mutual funds and other	173,931	47,418	126,513
Fixed income securities:
U.S. government	97,460	86,829	10,631
International government	6,202	—	6,202
Municipals	6,277	—	6,277
Corporate and other	135,021	—	135,021
Total investments categorized within fair value hierarchy	555,873	$270,177	$285,696
Uncategorized investments:
Private equity funds	12,552
Hedge funds	52,285
Real estate funds	33,377
	$654,087

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2019	(In thousands)
PNMR Master Trust
Cash and cash equivalents	$19,982	$19,982	$—
Equity securities:
Corporate stocks, common	68,497	68,497	—
Corporate stocks, preferred	825	—	825
Mutual funds and other	172,326	—	172,326
Fixed income securities:
U.S. government	90,970	81,014	9,956
International government	5,411	—	5,411
Municipals	6,980	—	6,980
Corporate and other	130,346	—	130,346
Total investments categorized within fair value hierarchy	495,337	$169,493	$325,844
Uncategorized investments:
Private equity funds	15,827
Hedge funds	47,618
Real estate funds	33,204
	$591,986

(10)Variable Interest Entities
How an enterprise evaluates and accounts for its involvement with variable interest entities, focuses primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity (“VIE”). This evaluation requires continual reassessment of the primary beneficiary of a VIE.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the years ended December 31, 2020, 2019, and 2018, PNM paid $20.0 million, $19.9 million, and $19.6 million for fixed charges and $1.4 million, $1.2 million, and $1.4 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.
PNM sources fuel for the plant, controls when the facility operates through its dispatch, and receives the entire output of the plant, which factors directly and significantly impact the economic performance of Valencia. Therefore, PNM has concluded that the third-party entity that owns Valencia is a VIE and that PNM is the primary beneficiary of the entity since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates Valencia in its financial statements. Accordingly, the assets, liabilities, operating expenses, and cash flows of Valencia are included in the Consolidated Financial Statements of PNM although PNM has no legal ownership interest or voting control of the VIE. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Summarized financial information for Valencia is as follows:

Results of Operations
	Year Ended December 31
	2020	2019	2018
	(In thousands)
Operating revenues	$21,297	$21,073	$21,025
Operating expenses	7,284	6,832	5,913
Earnings attributable to non-controlling interest	$14,013	$14,241	$15,112

Financial Position
	December 31,
	2020	2019
	(In thousands)
Current assets	$3,911	$5,094
Net property, plant and equipment	55,744	58,581
Total assets	59,655	63,675
Current liabilities	646	623
Owners’ equity – non-controlling interest	$59,009	$63,052

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 16, PNM purchases coal for SJGS under a coal supply agreement (“SJGS CSA”). That section includes information on the acquisition of SJCC by WSJ, a subsidiary of Westmoreland Coal Company (“Westmoreland”), as well as the announcement that it had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 15, 2019, Westmoreland emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, the assets of SJCC were sold to Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of WSJ including obligations to PNM under the SJGS CSA and to PNMR under letter of credit support agreements. See Note 16.

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
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support constitute PNMR’s maximum exposure to loss from the VIE at December 31, 2020.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(11)Pension and Other Postretirement Benefits
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
A plan sponsor is required to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.
Unrecognized prior service costs and unrecognized gains or losses are required to be recorded in AOCI and subsequently amortized. To the extent the amortization of these items will ultimately be recovered or returned through future rates, PNM and TNMP record the costs as a regulatory asset or regulatory liability. The amortization of these incurred costs is included as pension and postretirement benefit periodic cost or income in subsequent years.
The Company maintains trust funds for the pension and OPEB plans from which benefits are paid to eligible employees and retirees. The Company’s funding policy is to make contributions to the trusts, as determined by an independent actuary, that comply with minimum guidelines of the Employee Retirement Income Security Act and the IRC. Information concerning the investments is contained in Note 9. The Company has in place a policy that defines the investment objectives, establishes performance goals of asset managers, and provides procedures for the manner in which investments are to be reviewed. The plans implement investment strategies to achieve the following objectives:

•Implement investment strategies commensurate with the risk that the Corporate Investment Committee deems appropriate to meet the obligations of the pension plans and OPEB plans, minimize the volatility of expense, and account for contingencies
•Transition asset mix over the long-term to a higher proportion of high-quality fixed income investments as the plans’ funded statuses improve

Management is responsible for the determination of the asset target mix and the expected rate of return. The target asset allocations are determined based on consultations with external investment advisors. The expected long-term rate of return on pension and postretirement plan assets is calculated on the market-related value of assets. Actual gains and losses on pension and OPEB plan assets are recognized in the market-related value of assets equally over a period of not more than five years, which reduces year-to-year volatility. For the PNM Plans and TNMP Plans, the market-related value of assets is equal to the prior year’s market-related value of assets adjusted for contributions, benefit payments and investment gains and losses that are within a corridor of plus or minus 4.0% around the expected return on market value. Gains and losses that are outside the corridor are amortized over five years.

In August 2018, the FASB issued Accounting Standards Update 2018-14 - Compensation Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to improve benefit plan sponsors’ disclosures for defined benefit pension and other post-employment benefit plans. ASU 2018-14 removes the requirement to disclose the amounts in other comprehensive income expected to be recognized as benefit cost over the next fiscal year and the requirement to disclose the impact of a one-percentage-point change in the assumed heath care cost trend rate. ASU 2018-14 clarifies the disclosure requirements for plans with PBOs and ABOs that are in excess of plan assets and requires an explanation for significant gains and losses related to changes in the benefit obligation during the period be disclosed. The Company has adopted ASU 2018-14 for the period ended December 31, 2020, its required effective date by modifying the disclosures herein as appropriate.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
	(In thousands)
PBO at beginning of year	$605,745	$564,258	$65,574	$60,587
Service cost	—	—	—	—
Interest cost	19,941	25,175	2,177	2,686
Actuarial (gain) loss	47,567	61,151	4,459	7,889
Benefits paid	(42,349)	(44,839)	(4,820)	(5,588)
PBO at end of year	630,904	605,745	67,390	65,574
Fair value of plan assets at beginning of year	531,467	489,978	59,367	55,074
Actual return on plan assets	98,412	86,328	11,602	9,881
Employer contributions	—	—	—	—
Benefits paid	(42,349)	(44,839)	(4,820)	(5,588)
Fair value of plan assets at end of year	587,530	531,467	66,149	59,367
Funded status – asset (liability) for pension benefits	$(43,374)	$(74,278)	$(1,241)	$(6,207)

Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Discount rates	$44,960	$66,108	$4,756	$8,006
Demographic experience	2,607	(732)	(54)	394
Mortality rate	—	(4,225)	—	(296)
Other assumptions and experience	—	—	(243)	(215)
	$47,567	$61,151	$4,459	$7,889

The following table presents pre-tax information about net actuarial (gain) loss in AOCI as of December 31, 2020.

	PNM	TNMP
	(In thousands)
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$146,391	$—
Experience (gain) loss	(21,393)	3,860
Regulatory asset (liability) adjustment	15,211	(3,860)
Amortization recognized in net periodic benefit cost (income)	(8,131)	—
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at end of year	$132,078	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	19,941	25,175	24,270
Expected return on plan assets	(29,453)	(34,103)	(34,686)
Amortization of net (gain) loss	17,860	15,518	16,348
Amortization of prior service cost	(554)	(965)	(965)
Net periodic benefit cost	$7,794	$5,625	$4,967
TNMP
Service cost	$—	$—	$—
Interest cost	2,177	2,686	2,625
Expected return on plan assets	(3,284)	(3,868)	(3,963)
Amortization of net (gain) loss	1,258	941	1,088
Amortization of prior service cost	—	—	—
Net periodic benefit cost (income)	$151	$(241)	$(250)

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost (income). Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost (income) would be affected.

	Year Ended December 31,
PNM	2020	2019	2018
Discount rate for determining December 31 PBO	2.66%	3.42%	4.65%
Discount rate for determining net periodic benefit cost (income)	3.42%	4.65%	4.05%
Expected return on plan assets	5.90%	6.86%	6.54%
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	2.69%	3.46%	4.63%
Discount rate for determining net periodic benefit cost (income)	3.46%	4.63%	4.01%
Expected return on plan assets	5.90%	6.90%	6.57%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2021 net periodic benefit cost to increase $5.2 million and $0.6 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP pension plans was 19.3% and 20.4% for the year ended December 31, 2020.

The Company’s long-term pension investment strategy is to invest in assets whose interest rate sensitivity is correlated with the pension liability. The Company uses an investment strategy, known as Liability Driven Investing, that increases the liability matching investments as the funded status of the pension plans improve. The Company’s investment allocation targets consist of 35% equities, 15% alternative investments (both of which are considered return generating), and 50% liability matching securities that are primarily bonds and other fixed income investments. Equity investments are primarily in domestic securities that include large-, mid-, and small-capitalization companies. The pension plans have a 13% targeted allocation to equities of companies domiciled primarily in developed countries outside of the U.S. The equity investments category includes actively managed domestic equity securities that are benchmarked against a variety of style indices. Fixed income investments are primarily corporate bonds of companies from diversified industries and government securities. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The hedge funds and private equity funds are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
strategies include mezzanine financing, buy-outs, and venture capital. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property and multi-family housing. See Note 9 for fair value information concerning assets held by the pension plans.

The following pension benefit payments are expected to be paid:

	PNM	TNMP
	(In thousands)
2021	$46,312	$5,301
2022	45,583	5,193
2023	44,299	4,936
2024	43,066	4,702
2025	41,869	4,589
2026 - 2030	188,950	19,829

Based on current law, funding requirements, and estimates of portfolio performance, the Company does not expect to make any cash contributions to the pension plans in 2021 or 2022. PNM and TNMP expect to contribute $10.8 million and zero in 2023, $11.5 million and zero in 2024, and $10.6 million and zero in 2025. The funding assumptions were developed using discount a rate of 2.9%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rates. PNM and TNMP may make additional contributions at their discretion.
Other Postretirement Benefit Plans
For postretirement benefit plans, the APBO is the actuarial present value of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to date.
The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
	(In thousands)
APBO at beginning of year	$75,121	$75,305	$11,235	$10,064
Service cost	38	53	46	50
Interest cost	2,453	3,316	373	451
Participant contributions	1,714	2,131	243	316
Actuarial (gain) loss	3,261	2,587	747	1,004
Benefits paid	(7,391)	(8,271)	(706)	(650)
APBO at end of year	75,196	75,121	11,938	11,235
Fair value of plan assets at beginning of year	86,400	69,703	10,844	8,744
Actual return on plan assets	9,423	19,257	2,505	2,434
Employer contributions	3,256	3,580	—	—
Participant contributions	1,714	2,131	243	316
Benefits paid	(7,391)	(8,271)	(707)	(650)
Fair value of plan assets at end of year	93,402	86,400	12,885	10,844
Funded status – asset (liability)	$18,206	$11,279	$947	$(391)

As of December 31, 2020, the fair value of plan assets exceeds the APBO for both PNM’s and TNMP’s OPEB Plans and the resulting net asset is presented in other deferred charges on the Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Discount rates	$4,959	$7,236	$1,008	$1,375
Claims, contributions, and demographic experience	(1,698)	(4,022)	(261)	(311)
Assumed participation rate	—	—	—	—
Mortality rate	—	(627)	—	(60)
	$3,261	$2,587	$747	$1,004

In the year ended December 31, 2020, actuarial gains of $0.6 million were recorded as adjustments to regulatory assets for the PNM OPEB plan. For the TNMP OPEB plan, actuarial gains of $1.2 million were recorded as adjustments to regulatory liabilities.

The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
PNM
Service cost	$38	$53	$83
Interest cost	2,453	3,316	3,439
Expected return on plan assets	(5,548)	(5,278)	(5,414)
Amortization of net (gain) loss	348	675	2,354
Amortization of prior service credit	—	(397)	(1,664)
Net periodic benefit cost (income)	$(2,709)	$(1,631)	$(1,202)
TNMP
Service cost	$46	$50	$134
Interest cost	373	451	477
Expected return on plan assets	(538)	(517)	(542)
Amortization of net (gain) loss	(323)	(444)	(227)
Amortization of prior service cost	—	—	—
Net periodic benefit cost (income)	$(442)	$(460)	$(158)

The following significant weighted-average assumptions were used to determine the APBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the APBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2020	2019	2018
Discount rate for determining December 31 APBO	2.65%	3.42%	4.63%
Discount rate for determining net periodic benefit cost	3.42%	4.63%	4.00%
Expected return on plan assets	7.00%	7.20%	7.42%
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 APBO	2.65%	3.42%	4.63%
Discount rate for determining net periodic benefit cost	3.42%	4.63%	4.00%
Expected return on plan assets	5.60%	5.80%	5.86%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates), and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2021 net periodic benefit cost to increase $0.9 million and $0.1 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP OPEB plans was 11.1% and 23.6% for the year ended December 31, 2020.
The following table shows the assumed health care cost trend rates for the PNM OPEB plan:

	PNM
	December 31,
	2020	2019
Health care cost trend rate assumed for next year	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2026

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

The Company’s OPEB plans invest in a portfolio that is diversified by asset class and style strategies. The OPEB plans generally use the same pension fixed income and equity investment managers and utilize the same overall investment strategy as described above for the pension plans, except there is no allocation to alternative investments. The OPEB plans have a target asset allocation of 30% equities and 70% fixed income. See Note 9 for fair value information concerning assets held by the other postretirement benefit plans.

The following OPEB payments, which reflect expected future service and are net of participant contributions, are expected to be paid:

	PNM	TNMP
	(In thousands)
2021	$6,455	$649
2022	6,132	678
2023	5,960	698
2024	5,711	709
2025	5,357	713
2026 - 2030	22,474	3,400

PNM and TNMP made no cash contributions to the OPEB trusts in 2020 or 2019 and PNM and TNMP do not expect to make cash contributions to the OPEB trusts in 2021-2025. However, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the PNM OPEB plan. Payments by PNM on behalf of the PNM OPEB plan are expected to be $3.7 million in 2021 and $13.1 million in 2022-2025.

Executive Retirement Programs

For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
	(In thousands)
PBO at beginning of year	$14,994	$14,726	$692	$702
Service cost	—	—	—	—
Interest cost	491	651	22	30
Actuarial (gain) loss	78	1,053	58	54
Benefits paid	(1,341)	(1,436)	(94)	(94)
PBO at end of year – funded status	14,222	14,994	678	692
Less current liability	1,323	1,434	91	91
Non-current liability	$12,899	$13,560	$587	$601

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

The following table presents pre-tax information about net actuarial loss in AOCI as of December 31, 2020.

	December 31, 2020
	PNM	TNMP
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost at beginning of year	$2,395	$—
Experience (gain) loss	78	58
Regulatory asset (liability) adjustment	(45)	(58)
Amortization recognized in net periodic benefit cost (income)	(169)	—
Amount in AOCI not yet recognized in net periodic benefit cost at end of year	$2,259	$—

The following table presents the components of net periodic benefit cost:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	491	651	622
Amortization of net (gain) loss	403	318	359
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$894	$969	$981
TNMP
Service cost	$—	$—	$—
Interest cost	22	30	29
Amortization of net (gain) loss	24	15	15
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$46	$45	$44

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2020	2019	2018
Discount rate for determining December 31 PBO	2.68%	3.44%	4.66%
Discount rate for determining net periodic benefit cost	3.44%	4.66%	4.05%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	2.69%	3.46%	4.63%
Discount rate for determining net periodic benefit cost	3.46%	4.63%	4.01%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Disbursements under the executive retirement program, funded by PNM and TNMP, which are considered to be contributions to the plan were $1.4 million and $0.1 million in the year ended December 31, 2020 and $1.4 million and $0.1 million for the year ended December 31, 2019. The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM	TNMP
	(In thousands)
2021	$1,341	$93
2022	1,303	90
2023	1,259	85
2024	1,210	80
2025	1,156	73
2026 - 2030	4,856	252

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

A summary of expenses for these other retirement plans is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
PNMR
401(k) plan	$16,247	$16,097	$16,677
Non-qualified plan	$2,090	$4,551	$865
PNM
401(k) plan	$11,676	$11,587	$12,052
Non-qualified plan	$1,544	$3,384	$621
TNMP
401(k) plan	$4,572	$4,511	$4,625
Non-qualified plan	$547	$1,167	$244

(12)Stock-Based Compensation

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
December 31, 2020, 2019 and 2018
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

Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2020, 2019, and 2018 was $8.1 million, $6.4 million, and $7.1 million. Stock compensation expense of $5.5 million, $4.2 million, and $4.9 million was charged to PNM and $2.6 million, $2.2 million, and $2.2 million was charged to TNMP. At December 31, 2020, PNMR had unrecognized compensation expense related to stock awards of $4.0 million, which is expected to be recognized over an average of 1.52 years.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options, and a tax deduction for the value of restricted stock at the vesting date. All excess tax benefits and deficiencies are recorded to tax expense and classified as operating cash flows when used to reduce taxes payable.

	Year Ended December 31,
Excess Tax Benefits	2020	2019	2018
	(In thousands)
PNM	$279	$559	$1,007
TNMP	112	236	377
PNMR	391	795	1,384

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Year Ended December 31,
Restricted Shares and Performance-Based Shares	2020	2019	2018
Expected quarterly dividends per share	$0.3075	$0.2900	$0.2650
Risk-free interest rate	0.72%	2.47%	2.38%

Market-Based Shares
Dividend yield	2.51%	2.59%	2.96%
Expected volatility	19.41%	19.55%	19.12%
Risk-free interest rate	0.72%	2.51%	2.36%
The following table summarizes activity in restricted stock awards, including performance-based and market-based shares, and stock options:

	Restricted Stock		Stock Options
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	161,542	$38.21	2,000	$12.22
Granted	246,029	36.73	—	—
Exercised	(238,054)	34.86	(2,000)	12.22
Forfeited	(1,456)	41.32	—	—
Outstanding at December 31, 2020	168,061	$40.77	—	$—

PNMR’s current stock-based compensation program provides for performance and market targets through 2022. In February 2019, the Board approved amendments to exclude certain impacts of the Tax Act on performance metrics for the performance periods ending in 2018 and 2019. These amendments did not impact the Company’s calculation of grant date fair values under the plans but did increase actual achievement levels for the performance period ending in 2018 from below “threshold” levels to below “target” levels and anticipated achievement levels for the performance period ending in 2019 from below “target” levels to the “maximum” levels. As a result of these amendments for the year ended December 31, 2018, the Company recorded additional pre-tax expense of $1.0 million, of which $0.7 million was allocated to PNM and $0.3 million was allocated to TNMP. Included as granted and exercised in the table above are 47,279 previously awarded shares that were earned for the 2016 - 2018 performance measurement period and ratified by the Board in February 2019 (based upon achieving market targets at below “threshold” levels, weighted at 40%, and performance targets at above “target” levels, together weighted at 60%). Excluded from the above table are 122,277 previously awarded shares that were earned for the 2017 - 2019 performance measurement period and ratified by the Board in February 2020 (based upon achieving market and performance targets at near “maximum” levels). Also excluded from the table above are 150,543 and 142,080 shares for the three-year performance periods ending in 2020 and 2021 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.
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
December 31, 2020, 2019 and 2018
35,906 shares was achieved at the end of 2019 and the Board ratified her receiving the shares in February 2020. The above table does not include any restricted stock shares that remain unvested under this retention award agreement.

At December 31, 2019, the aggregate intrinsic value of stock options outstanding, all of which were exercisable, was less than $0.1 million. All the options were exercised or expired in February 2020.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Year Ended December 31,
Restricted Stock	2020	2019	2018
Weighted-average grant date fair value	$36.73	$37.92	$29.65
Total fair value of restricted shares that vested (in thousands)	$8,299	$6,246	$8,558

Stock Options
Total intrinsic value of options exercised (in thousands)	$84	$2,617	$3,117

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

	PNM		TNMP
	December 31,		December 31,
	2020	2019	2020	2019
Assets:	(In thousands)
Current:
FPPAC	$—	$7,373	$—	$—
Energy efficiency costs	—	—	202	—
	—	7,373	202	—
Non-Current:
CTC, including carrying charges	—	—	324	7,412
Coal mine reclamation costs(3)	9,980	13,995	—	—
Deferred income taxes	65,564	66,296	9,817	8,997
Loss on reacquired debt	19,748	19,426	28,914	30,212
Pension and OPEB(1)	190,147	214,771	22,863	27,947
Shutdown of SJGS Units 2 and 3	107,231	113,508	—	—
Hurricane recovery costs(2)	—	—	480	1,041
AMS surcharge	—	—	18,761	25,015
AMS retirement and other costs	—	—	13,915	15,542
Renewable energy costs	—	643	—	—
Deferred cost under the ETA	42,703	—	—	—
Deferred COVID-19 costs	8,761	—	676	—
SJGS replacement resources	8,282	—	—	—
Other	5,537	6,828	4,087	5,297
	457,953	435,467	99,837	121,463
Total regulatory assets	$457,953	$442,840	$100,039	$121,463

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

	PNM		TNMP
	December 31,		December 31,
	2020	2019	2020	2019
Liabilities:
Current:
FPPAC	$(2,274)	$—	$—	$—
Renewable energy rider	(2,044)	—	—	—
Other	(1,101)	(371)	(2,052)	(134)
	(5,419)	(371)	(2,052)	(134)
Non-Current:
Cost of removal	(284,695)	(271,025)	(59,613)	(46,091)
Deferred income taxes	(343,844)	(374,122)	(119,695)	(131,871)
PVNGS ARO	(5,394)	(11,341)	—	—
Renewable energy tax benefits	(17,912)	(19,069)	—	—
Accelerated depreciation SNCRs(4)	(12,045)	(7,758)	—	—
Pension and OPEB	—	—	(5,535)	(4,775)
COVID-19 cost savings	(900)	—	—	—
Other	(83)	(83)	(512)	(108)
	(664,873)	(683,398)	(185,355)	(182,845)
Total regulatory liabilities	$(670,292)	$(683,769)	$(187,407)	$(182,979)
(1) Includes $1.6 million for certain PNM pension costs as described in Note 11
(2) Amount shown is net of amounts owed under the PUCT’s January 25, 2018 order as described in Note 17
(3) Includes $9.3 million in coal mine reclamation costs related to PNM’s planned retirement of SJGS in 2022 and recoverable under the ETA as described in Note 16
(4) Amounts to be refunded under the ETA

The Company’s regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding. The Company does not receive or pay a rate of return on the following regulatory assets and regulatory liabilities (and their remaining amortization periods): coal mine reclamation costs (through 2020); deferred income taxes (over the remaining life of the taxable item, up to the remaining life of utility plant); pension and OPEB costs (through 2033); PVNGS ARO (to be determined in a future regulatory proceeding); costs recoverable under the ETA (over the securitization period); deferred COVID-19 costs (to be determined in a future regulatory proceeding); and SJGS replacement resources (to be determined in a future regulatory proceeding).

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
(14)Construction Program and Jointly-Owned Electric Generating Plants
PNM is a participant in several jointly-owned power plant projects. The primary operating or participation agreements for the joint projects expire in July 2022 for SJGS, July 2041 for Four Corners, December 2046 for Luna, and November 2047 for PVNGS.
PNM’s expenditures for additions to utility plant were $335.1 million in 2020, including expenditures on jointly-owned projects. TNMP does not participate in the ownership or operation of any generating plants, but incurred expenditures for additions to utility plant of $321.5 million during 2020. On a consolidated basis, PNMR’s expenditures for additions to utility plant were $679.0 million in 2020.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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
At December 31, 2020, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation(1)	Construction Work in Progress	Composite Interest
	(In thousands)
SJGS (Coal)	$780,544	$(448,213)	$659	66.35%
PVNGS (Nuclear) (2)	$828,191	$(387,436)	$37,235	10.20%
Four Corners Units 4 and 5 (Coal)	$301,867	$(100,187)	$7,820	13.00%
Luna (Gas)	$76,917	$(29,758)	$57	33.33%
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
Four Corners Power Plant
PNM is a participant in two units of Four Corners with APS (the operating agent), an affiliate of APS, SRP, and Tucson. PNM has a 13.0% undivided interest in Units 4 and 5 of Four Corners. The Four Corners plant site is located on land within the Navajo Nation and is subject to an easement from the federal government. APS, on behalf of the Four Corners participants, negotiated amendments to an existing agreement with the Navajo Nation, which extends the owners’ right to operate the plant on the site to July 2041. See Note 16 and 17 for additional information about Four Corners.

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
December 31, 2020, 2019 and 2018
Construction Program
The Company anticipates making substantial capital expenditures for the construction and acquisition of utility plant and other property and equipment. An unaudited summary of the budgeted construction expenditures, including expenditures for jointly-owned projects, and nuclear fuel, is as follows:

	2021	2022	2023	2024	2025	Total
			(In millions)
PNM	$661.9	$396.6	$382.0	$388.5	$379.9	$2,208.9
TNMP	320.1	342.0	348.0	298.0	299.0	1,607.1
Corporate and Other	34.5	26.5	31.2	26.5	26.5	145.2
Total PNMR	$1,016.5	$765.1	$761.2	$713.0	$705.4	$3,961.2

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The above construction expenditures include approximately $277 million for an anticipated expansion of PNM’s transmission system. See Note 17.

(15)Asset Retirement Obligations
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

A reconciliation of the ARO liabilities is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Liability at December 31, 2017	$146,679	$145,707	$793
Liabilities incurred	—	—	—
Liabilities settled	(192)	—	—
Accretion expense	11,482	11,402	67
Revisions to estimated cash flows	705	705	—
Liability at December 31, 2018	158,674	157,814	860
Liabilities incurred	—	—	—
Liabilities settled	(987)	(935)	(52)
Accretion expense	12,635	12,562	73
Revisions to estimated cash flows(1)	11,640	11,640	—
Liability at December 31, 2019	181,962	181,081	881
Liabilities incurred	—	—	—
Liabilities settled	(1,444)	(1,192)	(252)
Accretion expense	11,310	11,235	75
Revisions to estimated cash flows(2)	(8,407)	(8,407)	—
Liability at December 31, 2020	$183,421	$182,717	$704
(1)  Reflects the impacts of an updated SJGS decommissioning study that assumes PNM will retire its share of SJGS in 2022.
(2)  Reflects a decrease of $9.2 million related to an updated PVNGS decommissioning study and an increase of $0.8 million related to an updated Four Corners decommissioning study.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

(16)Commitments and Contingencies

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

Commitments and Contingencies Related to the Environment

PVNGS Decommissioning Funding

The costs of decommissioning a nuclear power plant are substantial. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under lease both during and after termination of the leases. PNM has a program for funding its share of decommissioning costs for PVNGS, including portions held under leases. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. PNM funded $1.3 million for each of the years ended December 31, 2020, 2019, and 2018 into the qualified trust funds. The market value of the trusts at December 31, 2020 and 2019 was $379.2 million and $336.0 million. See Note 17 for additional discussion of the NM Supreme Court’s decisions in PNM’s appeal of the NMPRC’s decisions in the NM 2015 Rate Case.

Nuclear Spent Fuel and Waste Disposal
Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high-level waste from PVNGS. In August 2014, APS and the DOE entered into a settlement agreement that establishes a process for the payment of claims for costs incurred through December 31, 2019. In July 2020, APS accepted the DOE’s extension of the settlement agreement for recovery of costs incurred through December 31, 2022. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. PNM records estimated claims on a quarterly basis. The benefit from the claims is passed through to customers under the FPPAC to the extent applicable to NMPRC regulated operations.

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At December 31, 2020 and 2019, PNM had a liability for interim storage costs of $12.8 million and $12.7 million, which is included in other deferred credits.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

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

The ETA provides for a transition from fossil-fuel generation resources to renewable and other carbon-free resources through certain provisions relating to the abandonment of coal-fired generating facilities. These provisions include the use of energy transition bonds, which are designed to be highly rated bonds that can be issued to finance certain costs of abandoning coal-fired facilities that are retired prior to January 1, 2023 for facilities operated by a “qualifying utility,” or prior to January 1, 2032 for facilities that are not operated by the qualifying utility. The amount of energy transition bonds that can be issued to recover abandonment costs is limited to the lesser of $375.0 million or 150% of the undepreciated investment of the facility as of the abandonment date. Proceeds provided by energy transition bonds must be used only for purposes related to providing utility service to customers and to pay energy transition costs (as defined by the ETA). These costs may include plant decommissioning and coal mine reclamation costs provided those costs have not previously been recovered from customers or disallowed by the NMPRC or by a court order. See Note 17 for a discussion of the NM Supreme Court’s decision to affirm the NMPRC’s disallowance of certain costs, including the cost of BDT at SJGS, in PNM’s NM 2015 Rate Case. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. Energy transition bonds must be issued under a NMPRC approved financing order, are secured by “energy transition property,” are non-recourse to the issuing utility, and must be repaid by a non-bypassable charge paid by all customers of the issuing utility. These customer charges are subject to an adjustment mechanism designed to provide for timely and complete payment of principal and interest due under the energy transition bonds.

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

PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirements of SJGS in 2022 and the planned Four Corners exit in 2024. PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement resource filings with the NMPRC. See additional discussion in Note 17 of PNM’s SJGS and Four Corners Abandonment Applications.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
The Clean Air Act
Regional Haze

In 1999, EPA developed a regional haze program and regional haze rules under the CAA. The rule directs each of the 50 states to address regional haze. Pursuant to the CAA, states are required to establish goals for improving visibility in national parks and wilderness areas (also known as Class I areas) and to develop long-term strategies for reducing emissions of air pollutants that cause visibility impairment in their own states and for preventing degradation in other states. States must establish a series of interim goals to ensure continued progress by adopting a new SIP every ten years. In the first SIP planning period, states were required to conduct BART determinations for certain covered facilities, including utility boilers, built between 1962 and 1977 that have the potential to emit more than 250 tons per year of visibility impairing pollution. If it was demonstrated that the emissions from these sources caused or contributed to visibility impairment in any Class I area, BART must have been installed by the beginning of 2018. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions.

In 2017, EPA published in the Federal Register revisions to the regional haze rule. EPA also provided a companion draft guidance document for public comment. The new rule delayed the due date for the next cycle of SIPs from 2019 to 2021, altered the planning process that states must employ in determining whether to impose “reasonable progress” emission reduction measures, and gave new authority to federal land managers to seek additional emission reduction measures outside of the states’ planning process. Finally, the rule made several procedural changes to the regional haze program, including changes to the schedule and process for states to file 5-year progress reports. EPA’s new rule was challenged by numerous parties. On January 19, 2018, EPA filed a motion to hold the case in abeyance in light of several letters issued by EPA on January 17, 2018 to grant various petitions for reconsideration of the 2017 rule revisions. EPA’s decision to revisit the 2017 rule is not a determination on the merits of the issues raised in the petitions.

On December 20, 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. On August 20, 2019, EPA finalized the draft guidance that was released in 2016 as a companion to the regional haze rule revisions. The final guidance differs from the draft in several ways, but is likely to be reconsidered by the Biden Administration. SIPs for the second planning period are due in July 2021. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM will retire its share of SJGS in 2022. PNM cannot predict the outcome of these matters with respect to Four Corners.

SJGS
December 2018 Compliance Filing – In December 2015 PNM received NMPRC approval for a plan to comply with EPA’s regional haze rule at SJGS. Among other things, the NMPRC’s December 2015 order required that, no later than December 31, 2018, PNM make a filing with the NMPRC to determine the extent to which SJGS should continue serving PNM’s customers’ needs after June 30, 2022 (the “December 2018 Compliance Filing”). The December 2018 Compliance Filing was required to be made before PNM entered into a binding commitment for post-2022 coal supply but after PNM received firm pricing and other terms for the supply of coal at SJGS, unless PNM did not intend to pursue an agreement for post-2022 coal supply at SJGS. The NMPRC’s December 2015 order also indicated that, if SJGS Unit 4 is abandoned with undepreciated investment on PNM’s books, PNM is prohibited from recovering the undepreciated investment of its 132 MW interest and required that PNM’s 65 MW interest in SJGS Unit 4 be treated as excluded merchant plant.

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
December 31, 2020, 2019 and 2018
Court lifted the stay and denied PNM’s petition without discussion. On July 1, 2019, PNM filed its SJGS Abandonment Application. See Note 17.

Long-lived assets are required to be tested for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. As of December 31, 2018, PNM evaluated the events surrounding its future participation in SJGS and determined that it was more likely than not that PNM’s share of SJGS will be retired in 2022. As a result, PNM performed an impairment analysis that assumed SJGS would not continue to operate through 2053, as previously approved by the NMPRC. PNM’s impairment analysis indicated that PNM’s undepreciated 132 MW interest in SJGS Unit 4 at June 30, 2022 will not be recovered from customers; that the estimated future cash flows expected to result from the operation of SJGS Unit 4 through June 30, 2022 are not sufficient to provide for recovery of PNM’s 65 MW merchant interest in the facility; and that it is unlikely PNM will be able to sell or transfer its interests in SJGS to third parties at amounts sufficient to provide for their recovery. As a result, as of December 31, 2018, PNM recorded a pre-tax impairment of its investment in SJGS of approximately $35.0 million, which is reflected as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings. This amount includes the entire $11.9 million carrying value of PNM’s 65 MW interest in SJGS Unit 4 as of December 31, 2018 and $23.1 million of estimated undepreciated investments in PNM’s 132 MW jurisdictional interest as of June 30, 2022 that will not be recovered from customers. See additional discussion below regarding the increase in PNM’s estimated liability for coal mine reclamation.
NEE Complaint – On March 31, 2016, NEE filed a complaint with the NMPRC alleging that PNM failed to comply with its discovery obligation in the case authorizing the shutdown of SJGS Units 2 and 3 and requesting the NMPRC investigate whether financing provided by NM Capital to the former owner of SJCC (the “Westmoreland Loan”) could adversely affect PNM’s ability to provide electric service to its retail customers. On January 31, 2018, NEE filed a motion asking the NMPRC to investigate whether PNM’s relationship with the former owner of SJCC could be harmful to PNM’s customers. On May 23, 2018, PNM filed its response to the NMPRC staff’s comments noting that the Westmoreland Loan was paid in full on May 22, 2018. On October 11, 2018, PNM notified the NMPRC that the former owner of SJCC, Westmoreland, had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. As discussed in Note 10, on March 15, 2019, Westmoreland announced that it had emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, all the assets of SJCC were sold to WSJ LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of Westmoreland including obligations to PNM under the SJGS CSA. The NMPRC has taken no further action on NEE’s complaint. PNM is not able to predict the potential outcome of this matter but does not anticipate the NMPRC will take any further action.

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
PNM share of costs for post-combustion controls at Four Corners Units 4 and 5 through December 31, 2018 was $88.7 million, including PNM’s AFUDC. See Note 17 for information on the NMPRC’s treatment of these costs in PNM’s NM 2016 Rate Case and the Four Corners Abandonment Application.
Four Corners Federal Agency Lawsuit – On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the U.S. District Court for the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at Four Corners and the adjacent mine past July 6, 2016.  The court granted an APS motion to intervene in the litigation. NTEC, the current owner of the mine providing coal to Four Corners, filed a motion to intervene for the limited purpose of seeking dismissal of the lawsuit based on NTEC’s tribal sovereign immunity. The court granted NTEC’s motion and dismissed the case with prejudice, terminating the proceedings. In November 2017, the environmental group plaintiffs filed a Notice of Appeal of the dismissal in the U.S. Court of Appeals for the Ninth Circuit, and the court granted their subsequent motion to expedite the appeal. The Ninth Circuit issued a decision affirming the District Court’s dismissal of the case. In September 2019, the environmental groups filed a motion for

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
reconsideration, which was denied in December 2019. On March 24, 2020, the environmental groups filed a petition for writ of certiorari in the U.S. Supreme Court seeking review of the Ninth Circuit’s decision. The U.S. Supreme Court denied the petition on June 29, 2020, making the decision of the Ninth Circuit to affirm the District Courts dismissal of the case final. This matter is now complete.
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

Multiple states, utilities, and trade groups filed petitions for review in the DC Circuit to challenge both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources and challengers successfully petitioned the US Supreme Court for a stay of the Clean Power Plan. However, before the DC Circuit could issue an opinion regarding either the Carbon Pollution Standards or the Clean Power Plan, the Trump Administration asked that the case be held in abeyance while the rule was being re-evaluated, which was granted.

On June 19, 2019, EPA repealed the Clean Power Plan; promulgated the ACE Rule; and revised the implementing regulations for all emission guidelines. EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directed states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER.  On September 17, 2019, the DC Circuit issued an order that granted motions by various petitioners, including industry groups and EPA, to dismiss the cases challenging the Clean Power Plan as moot due to EPA’s issuance of the ACE Rule.

However, on January 19, 2021, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al. regarding challenges to the ACE Rule. The D.C. Circuit vacated the ACE Rule and remanded the record back to the EPA for further consideration consistent with its opinion, finding that EPA misinterpreted the CAA when it determined that the language of section 111 unambiguously barred consideration of emissions reductions options that were not applied at the source. Unless the court issues a stay of its mandate, the mandate for its decision will issue in March 2021 after the deadline passes for petitions for rehearing or rehearing en banc, although an appeal via petitions for certiorari to the US Supreme Court will remain available until June 2021. EPA has filed a motions seeking a partial stay of the mandate as to the repeal of the Clean Power Plan, to ensure the court’s order will not render effective the now out-of-date Clean Power Plan, but the court has not yet acted on that motion. The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that the Biden Administration is unlikely to finalize the revisions proposed in 2018 and that reconsideration of the rule has concluded.

While corresponding NSR reform regulations were proposed as part of the proposed ACE Rule, the final rule did not include such reform measures. Unrelated to the ACE Rule, EPA issued a proposed rule on August 1, 2019 to clarify one aspect of the pre-construction review process for evaluating whether the NSR permitting program would apply to a proposed project at an existing source of emissions. The final rule on NSR Project Emissions Accounting became effective on December 24, 2020 clarifying that both emissions increases and decreases resulting from a project are to be considered in determining whether the proposed project will result in an increase in air emissions, but the rule may be reconsidered by the Biden Administration.
On January 27, 2021, President Biden signed an extensive Executive Order aimed at addressing climate change concerns domestically and internationally. The order is intended build on the initial climate-related actions the Biden Administration took on January 20, 2021. It addresses a wide range of issues, including establishing climate change concerns as an essential element of U.S. foreign and security policy, identifying a process to determine the U.S. INDC under the Paris Agreement, and establishing a Special Presidential Envoy for Climate that will sit on the National Security Council.

PNM’s review of the GHG emission reductions standards that may occur as a result of legislation or regulation under the new Biden Administration and in response to the court’s ruling on the ACE Rule is ongoing. PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance, if any.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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

Ozone Standard – On October 1, 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 parts per billion. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds since these are the pollutants that form ground level ozone. On July 13, 2020, EPA proposed to retain the existing ozone NAAQS based on a review of the full body of currently available scientific evidence and exposure/risk information. EPA finalized its decision to retain the ozone NAAQS in a notice published on December 31, 2020 making it immediately effective.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
PM Standard – On January 30, 2020, EPA published in the Federal Register a notice announcing the availability of its final Policy Assessment for the Review of the NAAQS for Particulate Matter (the “Final PA”). The final assessment was prepared as part of the review of the primary and secondary PM NAAQS. In the assessment, EPA recommended lowering the primary annual PM2.5 standard to between 8 µg/m3 and 10 µg/m3. However, on April 30, 2020, EPA published a proposed rule to retain the current standards for PM due to uncertainties in the data relied upon in the Final PA. EPA accepted comments on the proposed rule through June 29, 2020. On December 7, 2020, EPA announced it will retain, without revision, the existing primary (health-based) and secondary (welfare-based) NAAQS for PM, and EPA published a notice of that final action on December 18, 2020, making it immediately effective. On February 9. 2021, the Center for Biological Diversity filed a petition for review in the U.S. Court of Appeals for the DC Circuit challenging EPA’s final rule regarding NAAQS particulate matter.
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
The rule is not clear as to how it applies and what the compliance timelines are for facilities like SJGS that have a cooling water intake structure and only a multi-sector general stormwater permit. However, EPA has indicated that it is contemplating a December 31, 2023 compliance deadline. PNM is working with EPA regarding this issue and does not expect material changes as a result of any requirements that may be imposed upon SJGS, particularly given the NMPRC’s April 1, 2020 approval for PNM to retire its share of SJGS by June 2022.
On May 23, 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. On July 16, 2018, several environmental groups filed a petition for review with EPA’s Environmental Appeals Board (“EAB”) concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised effluent limitation guidelines, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the EAB. EAB thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit on September 30, 2019. The permit has been stayed pending an appeal filed by several environmental groups on November 1, 2019 to EAB. Oral argument was heard on September 3, 2020. The EAB issued an order denying the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
petition for review on September 30, 2020. The denial was based on the EAB’s determination that the petitioners had failed to demonstrate that review of the permit was warranted on any of the grounds presented in the petition. PNM cannot predict whether there will be further appeals of this matter or whether the outcome of any such appeal will have a material impact on PNM’s financial position, results of operations or cash flows.

Effluent Limitation Guidelines

On June 7, 2013, EPA published proposed revised wastewater effluent limitation guidelines establishing technology-based wastewater discharge limitations for fossil fuel-fired electric power plants.  EPA signed the final Steam Electric Effluent Limitation Guidelines rule on September 30, 2015. The final rule, which became effective on January 4, 2016, phased in the new, more stringent requirements in the form of effluent limits for arsenic, mercury, selenium, and nitrogen for wastewater discharged from wet scrubber systems and zero discharge of pollutants in ash transport water that must be incorporated into plants’ NPDES permits. The 2015 rule required each plant to comply between 2018 and 2023 depending on when it needs a new or revised NPDES permit.

The Steam Electric Effluent Limitation Guidelines rule was challenged in the U.S. Court of Appeals for the Fifth Circuit by numerous parties. On April 12, 2017, EPA signed a notice indicating its intent to reconsider portions of the rule, and on August 22, 2017, the Fifth Circuit issued an order severing the issues under reconsideration and holding the case in abeyance as to those issues. However, the court allowed challenges to other portions of the rule to proceed. On April 12, 2019, the Fifth Circuit granted those challenges and issued an opinion vacating several portions of the rule, specifically those related to legacy wastewater and leachate, for which the court deemed the standards selected by EPA arbitrary and capricious.

On September 18, 2017, EPA published a final rule for postponement of certain compliance dates. The rule postponed the earliest date on which compliance with the effluent limitation guidelines for these waste streams would be required from November 1, 2018 until November 1, 2020. On November 22, 2019, EPA published a proposed rule revising the original Effluent Limitation Guidelines while maintaining the compliance dates. Comments were due January 21, 2020. On October 13, 2020, EPA published in the Federal Register the final Steam Electric Effluent Limitation Guidelines and standards for the Steam Electric Power Generating Point Source Category, revising the final 2015 guidelines for both flue gas desulfurization wastewater and bottom ash transport water. The rule will require compliance with new limits as soon as possible on or after October 13, 2021 (beginning one year after the publication date) but no later than December 31, 2025.

Because SJGS is zero discharge for wastewater and is not required to hold a NPDES permit, it is expected that minimal to no requirements will be imposed. Reeves Station discharges cooling tower blowdown to a publicly owned treatment plant and holds an NPDES permit. It is expected that minimal to no requirements will be imposed at Reeves Station.

See Cooling Water Intake Structures above for additional discussion of Four Corners’ current NPDES permit. Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques during the next NPDES permit renewal in 2023.  PNM is unable to predict the outcome of these matters or a range of the potential costs of compliance.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Field work related to the investigation under both the CAF and abatement plan requirements was completed in October 2019. Activities and findings associated with the field work were presented in two separate reports and released to stakeholders in early 2020. Subsequent field work was completed in July 2020 and two reports were released supporting PNM’s contention that off-site sources have impacted, and are continuing to impact, the local groundwater in the vicinity of the former Santa Fe Generating Station.
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
EPA’s final coal ash rule, which became effective on October 19, 2015, included a non-hazardous waste determination for coal ash and sets minimum criteria for existing and new CCR landfills and surface impoundments. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act (the “WIIN Act”) was signed into law to address critical water infrastructure needs in the U.S. and contains a number of provisions related to the CCR rules. Among other things, the WIIN Act allows, but does not require, states to develop and submit CCR permit programs for EPA approval, provides flexibility for states to incorporate EPA’s final rule for CCRs or develop other criteria that are at least as protective as EPA’s final rule, and requires EPA to approve state permit programs within 180 days of submission by the state. Because states are not required to implement their own CCR permit programs, EPA will implement the permit program in states that choose not to implement a program, subject to Congressional funding. Until permit programs are in effect, EPA has authority to directly enforce the CCR rule. For facilities located within the boundaries of Native American reservations, such as the Navajo Nation where Four Corners is located, EPA is required to develop a federal permit program regardless of appropriated funds. There is no timeline for establishing either state or federal permitting programs.

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

On December 2, 2019, EPA published the proposed Part A CCR rule requiring a new date of August 31, 2020 for companies to initiate closure of unlined CCR impoundments and changing the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”. EPA’s final Part A CCR rule was issued on August 28, 2020 and became effective on September 28, 2020. This rule finalizes the classification of soil-lined and clay-lined surface impoundments as unlined, triggering closure or retrofit requirements for those impoundments. The final rule also gives operators until April 11, 2021, rather than the originally proposed October 31, 2020 deadline, to cease receipt of waste at these units and begin the closure process. On March 3, 2020, EPA issued a proposed rule, Part B, addressing demonstrations for clay liners and regulations addressing beneficial use for closure of surface impoundments. On October 16, 2020, EPA released a prepublication draft copy of the final Part B rule. This rule did not include beneficial use of CCR for closure, which EPA explains will be addressed in subsequent rulemaking action. EPA intends to issue several other rulemakings covering legacy ponds and finalizing parts of previously proposed rules. These proposed rules and final rules are expected in 2021.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

On February 20, 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. The deadline to provide comments was extended to August 7, 2020. The final rule is expected in May 2021. PNM cannot predict the outcome of EPA’s rule making activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

The CCR rule does not cover mine placement of coal ash. OSM is expected to publish a proposed rule covering mine placement in the future and will likely be influenced by EPA’s rule and the determination by EPA that CCRs are non-hazardous. PNM cannot predict the outcome of OSM’s proposed rulemaking regarding CCR regulation, including mine placement of CCRs, or whether OSM’s actions will have a material impact on PNM’s operations, financial position, or cash flows.  Based upon the requirements of the final rule, PNM conducted a CCR assessment at SJGS and made minor modifications at the plant to ensure that there are no facilities that would be considered impoundments or landfills under the rule. PNM would seek recovery from its retail customers of all CCR costs for jurisdictional assets that are ultimately incurred.

Utilities that own or operate CCR disposal units, such as those at Four Corners, as indicated above, were required to collect sufficient groundwater sampling data to initiate a detection monitoring program.  Four Corners completed the analysis for its CCR disposal units, which identified several units that will need corrective action or will need to cease operations and initiate closure by April 11, 2021. As part of this assessment, Four Corners will continue to gather additional groundwater data and perform remedial evaluations. At this time, PNM does not anticipate its share of the cost to complete these corrective actions, to close the CCR disposal units, or to gather and perform remedial evaluations on groundwater at Four Corners will have a significant impact on its operations, financial position, or cash flows.
Other Commitments and Contingencies
Coal Supply

SJGS
The coal requirements for SJGS are supplied by WSJ LLC. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid the current San Juan mine owner and operator, WSJ LLC, for certain coal mined but not yet delivered to the plant site. At both December 31, 2020 and 2019, prepayments for coal, which are included in other current assets, amounted to $26.3 million.

In conjunction with the activities undertaken to comply with the CAA for SJGS PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS. On July 1, 2015, PNM and Westmoreland entered into a new coal supply agreement (the “SJGS CSA”), pursuant to which Westmoreland, through its indirectly wholly-owned subsidiary SJCC, agreed to supply all of the coal requirements of SJGS through June 30, 2022. PNM and Westmoreland also entered into agreements under which CCR disposal and mine reclamation services for SJGS would be provided. As discussed in Note 10, with the closing of the sale of the assets of SJCC on March 15, 2019, WSJ LLC assumed the rights and obligations of SJCC under the SJGS CSA and the agreements for CCR disposal and mine reclamation services.

Pricing under the SJGS CSA is primarily fixed, with adjustments to reflect changes in general inflation. The pricing structure takes into account that WSJ LLC has been paid for coal mined but not delivered. On November 30, 2018, PNM provided notice to Westmoreland that PNM does not intend to extend the term of the SJGS CSA or to negotiate a new coal supply agreement for SJGS, which will result in the current agreement expiring on its own terms on June 30, 2022. See additional discussion of PNM’s SJGS Abandonment Application in Note 17.

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

In connection with certain mining permits relating to the operation of the San Juan mine, the San Juan mine owner was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of the San Juan mine owner, PNMR entered into letter of credit arrangements with a bank under which letters of credit aggregating $30.3 million have been issued. As discussed in Note 10, on March 15, 2019, the assets owned by

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
SJCC were sold to WSJ LLC, a subsidiary of Westmoreland Mining Holdings, LLC. Under the sale agreement, WSJ LLC assumed the rights and obligations of SJCC including obligations to PNMR under the outstanding letters of credit.

Four Corners
APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under the Four Corners CSA that expires in 2031. The coal comes from reserves located within the Navajo Nation. NTEC has contracted with Bisti Fuels Company, LLC, a subsidiary of The North American Coal Corporation, for management and operation of the mine. The contract provides for pricing adjustments over its term based on economic indices. In connection with the exit of Four Corners, PNM would make payments of $75 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after December 31, 2024. See Note 17 for additional information on PNM’s Four Corners Abandonment Application. PNM’s share of the coal costs is being recovered through the FPPAC.

Coal Mine Reclamation

As indicated under Coal Combustion Residuals Waste Disposal above, SJGS currently disposes of CCRs in the surface mine pits adjacent to the plant and Four Corners disposes of CCRs in ponds and dry storage areas. The SJGS RA required PNM to complete an update to the reclamation cost estimate after the December 31, 2017 shutdown of SJGS Units 2 and 3. This reclamation cost estimate was completed in October 2018 and assumed continuation of mining operations through 2053. The study indicated a decrease in reclamation costs primarily driven by lower inflationary factors used to determine the estimated future cost of reclamation activities. PNM recorded its $2.5 million share of this decrease in September 2018, which is reflected in regulatory disallowances and restructuring costs in the Consolidated Statements of Earnings. As discussed above, PNM submitted the December 2018 Compliance Filing to the NMPRC indicating that, consistent with the conclusions reached in PNM’s 2017 IRP, PNM expects to retire its share of SJGS after the current SJGS CSA expires in mid-2022. PNM determined that events and circumstances regarding SJGS, including the December 2018 Compliance Filing, indicated that it is more likely than not that PNM’s share of SJGS will be retired in 2022. As a result, in December 2018 PNM again remeasured its liability for coal mine reclamation for the mine that serves SJGS to reflect that reclamation activities may occur beginning in 2022, rather than in 2053 as previously anticipated. This estimate resulted in an increase in overall reclamation costs of $39.2 million due to an increase in the amount of fill dirt required to remediate the mine areas and the timing of activities necessary to reclaim the mine that serves SJGS. The increase includes costs for both the underground and surface mines that serve SJGS. PNM recovers from retail customers reclamation costs associated with the underground mine. However, the NMPRC has capped the amount that can be collected from retail customers for final reclamation of the surface mines at $100 million for both SJGS and Four Corners. As a result, PNM recorded $9.4 million of the increase in the liability at December 31, 2018 related to the underground mine in regulatory assets on the Consolidated Balance Sheets and recorded the remaining $29.8 million associated with the surface mine as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings.

A subsequent mine reclamation costs study was completed in late 2020 for the mine that serves SJGS and in December 2020 PNM remeasured its liability, which resulted in an increase in overall reclamation costs of $3.6 million, due primarily to higher inflationary factors. As a result, PNM recorded less than $0.1 million as a decrease in the liability at December 31, 2020 related to the underground mine in regulatory assets on the Consolidated Balance Sheets and recorded $3.6 million as an increase in the liability associated with the surface mine as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and then current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation.
A coal mine reclamation study for the mine that serves Four Corners was issued in 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. The study resulted in a net increase in PNM’s share of the coal mine reclamation obligation of $0.8 million, which was primarily driven by lower overhead costs offset by an increase driven by a reduction in the discount rate used by PNM to measure the liability and is reflected in cost of energy in the Consolidated Statements of Earnings. As discussed in Note 17, PNM remains responsible for its share of costs associated with mine reclamation under the Four Corners Purchase and Sale Agreement with NTEC. NTEC and PNM will complete a reclamation study in 2024 providing the final mine reclamation cost estimate on the date of ownership transfer. PNM will make its final reclamation payment to NTEC based on the reclamation study in 2024 and will have no further obligations regarding the mine reclamation after 2024. PNM determined that events and circumstances regarding Four Corners, including the Four Corners Purchase and Sale Agreement with NTEC and the Four Corners Abandonment Application, indicated that it is more likely than not that PNM’s share of Four Corners coal mine reclamation obligation would be settled in 2024, rather than 2031. As of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
December 31, 2020, PNM remeasured its Four Corners coal mine reclamation liability. As a result, PNM recorded a decrease to the liability of $2.5 million on the Consolidated Balance Sheet and a decrease to regulatory disallowances and restructuring costs on the Consolidated Statement of Earnings.
Based on the most recent estimates and PNM’s ownership share of SJGS, PNM’s remaining payments for mine reclamation, in future dollars, are estimated to be $80.1 million for the surface mines at both SJGS and Four Corners and $35.1 million for the underground mine at SJGS as of December 31, 2020. At December 31, 2020 and 2019, liabilities, in current dollars, of $71.7 million and $70.3 million for surface mine reclamation and $26.1 million and $25.3 million for underground mine reclamation were recorded in other deferred credits.
Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $3.2 million in 2020, $5.5 million in 2019, and $10.0 million in 2018. Based on PNM’s reclamation trust fund balance at December 31, 2020, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $5.8 million in 2021, $6.2 million in 2022, and zero in 2023.

Under the Four Corners CSA PNM is required to fund its ownership share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.0 million in 2020 and $2.3 million in each of 2019 and 2018 and anticipates providing additional funding of $2.1 million in each of the years from 2021 through 2024. PNM will make its final reclamation payment to NTEC based on the reclamation study in 2024 and will have no further obligations regarding the mine reclamation.
If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. The impacts of changes in New Mexico state law as a result of the enactment of the ETA and regulatory determinations made by the NMPRC may also affect PNM’s financial position, results of operations, and cash flows. See additional discussion regarding PNM’s 2018 Compliance Filing above and its SJGS and Four Corners Abandonment Applications in Note 17. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.

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
December 31, 2020, 2019 and 2018
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
December 31, 2020, 2019 and 2018
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
Merger-Related Litigation

As of February 19, 2021 six purported shareholders of PNMR have filed lawsuits against PNMR and the members of the Board challenging the proposed Merger with Avangrid. Five of the lawsuits were filed in the United States District Court for the Southern District of New York and one was filed in the United States District Court for the Eastern District of New York. The lawsuits pending in the Southern District of New York have been consolidated and the consolidated case is captioned In re PNM Resources, Inc. Shareholder Litigation, Consolidated Civil Action No. 1:20-CV-10874. The case pending in the Eastern District of New York is captioned Durlacher v. PNM Resources, Inc., et al., Case No. 1:21-cv-0024. The lawsuits challenge the adequacy of the disclosures in the definitive proxy statement filed by PNMR with the SEC on January 5, 2021 and seek, among other things, to enjoin the Merger or, if the Merger has been consummated, to rescind the Merger or an award of damages, and an award of attorneys’ and experts’ fees and expenses. PNMR believes that the claims raised in the actions are without merit and intends to defend against them vigorously.

(17)Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 16.
PNM

New Mexico General Rate Cases

New Mexico 2015 General Rate Case (“NM 2015 Rate Case”)

In 2015, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposed a revenue increase of $123.5 million, including base non-fuel revenues of $121.7 million. The NMPRC ordered PNM to file additional testimony regarding PNM’s interests in PVNGS, including the 64.1 MW of PVNGS Unit 2 that PNM repurchased in January 2016 pursuant to the terms of the initial sales-leaseback transactions.

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
December 31, 2020, 2019 and 2018
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

During the pendency of the appeal, PNM evaluated the consequences of the order in the NM 2015 Rate Case and the related appeals to the NM Supreme Court. These evaluations indicated that it was reasonably possible that PNM would be successful on the issues it was appealing but would not be provided capital costs recovery until the NMPRC acted on a decision of the NM Supreme Court. PNM also evaluated the accounting consequences of the issues being appealed by the cross-appellants and concluded that the issues raised in the cross-appeals did not have substantial merit. PNM periodically updated its estimate of the amount of time necessary for the NM Supreme Court to render a decision and for the NMPRC to take action on any remanded issues. As a result of those evaluations, through December 31, 2018, PNM recorded accumulated pre-tax impairments of its capital investments subject to the appeal in the amount of $18.4 million, of which $4.0 million was recorded during the year ended December 31, 2018, and $3.1 million was recorded during the year ended December 31, 2017.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
New Mexico 2016 General Rate Case (“NM 2016 Rate Case”)

In 2016, PNM filed an application with the NMPRC for a general increase in retail electric rates. PNM’s application used a FTY beginning January 1, 2018 and requested an increase in base non-fuel revenues of $99.2 million based on a ROE of 10.125%. The primary drivers of PNM’s revenue deficiency included implementation of modifications to PNM’s resource portfolio, which were approved by the NMPRC in December 2015 as part of the SJGS regional haze compliance plan, infrastructure investments, including environmental upgrades at Four Corners, declines in forecasted energy sales due to successful energy efficiency programs and other economic factors, and updates to FERC/retail jurisdictional allocations.

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

On December 29, 2020, Sierra Club filed a motion asking the NMPRC to re-open the NM 2016 Rate Case for the limited purpose of conducting a prudence review of certain Four Corners investments that were deferred at the conclusion of the case. In the alternative, Sierra Club requested that the NMPRC order that the deferred prudence review be conducted in the Four Corners Abandonment Application, filed on January 8, 2021. On February 10, 2021, the NMPRC rejected Sierra Club’s motion to re-open the NM 2016 Rate Case and stated that issues on whether the terms of the ETA provide an opportunity for consideration of prudence for Four Corners undepreciated investments included in a financing order or what effects the rates approved in the NM 2016 Rate Case may have on determining energy transition cost should be considered in the Four Corners Abandonment Application. See discussion regarding PNM’s Four Corners Abandonment Application discussed below.

Renewable Portfolio Standard

As discussed in Note 16, the ETA, enacted on June 14, 2019 amends the REA including removal of diversity requirements and certain customer caps and exemptions relating to the application of the RPS under the REA.
The REA provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures that utilities recover costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The ETA sets a RCT of $60 per MWh using an average annual levelized resource cost basis. PNM makes renewable procurements consistent with the NMPRC approved plans and recovers certain renewable procurement costs from customers through a rate rider. See Renewable Energy Rider below.
Included in PNM’s approved procurement plans are the following renewable energy resources:
•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 11 MW
•Solar distributed generation, aggregating 161.0 MW at December 31, 2020, owned by customers or third parties from whom PNM purchases any net excess output and RECs

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

On June 1, 2017, PNM filed its 2018 renewable energy procurement plan. PNM requested approval to procure an additional 80 GWh in 2019 and 105 GWh in 2020 from a re-powering of New Mexico Wind; approval to procure an additional 55 GWh in 2019 and 77 GWh in 2020 from a re-powering of Lightning Dock Geothermal; approval to procure 50 MW of new PNM-owned solar facilities to be constructed beginning in 2018, and continuation of customer REC purchase programs and other purchases of RECs to ensure annual compliance with the RPS. The plan also sought a variance from the “other” diversity category in 2018 due to a revised production forecast of the Lightning Dock Geothermal facility in 2018. On October 17, 2017, the Hearing Examiner issued a recommended decision that PNM’s 2018 renewable energy procurement plan be approved by the NMPRC, except for the re-powering of Lightning Dock Geothermal and PNM’s request to procure 50 MW of new PNM-owned solar facilities. On November 15, 2017, the NMPRC issued an order approving PNM’s plan and rejecting the Hearing Examiner’s recommendations. On November 29, 2017, NM AREA filed an appeal with the NM Supreme Court objecting to the fuel allocation methodology and requested a partial stay of the NMPRC order, which was denied. NEE subsequently filed a motion to intervene and cross-appeal objecting to the approval of the 50 MW of new PNM-owned solar facilities. On July 5, 2019, the NM Supreme Court approved a motion filed by NM AREA to dismiss its appeal. On August 8, 2019, the NM Supreme Court issued an opinion affirming the NMPRC’s approval of PNM’s 2018 renewable energy procurement plan and denying NEE’s cross appeal. This matter is now concluded.

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

On June 3, 2019, PNM filed its 2020 renewable energy procurement plan. The plan requested approval of a 20-year PPA to purchase 140 MW of renewable energy and RECs from La Joya Wind II. PNM intends to utilize the BB2 line to deliver power from the PPA. See additional discussion below under Application for a New 345-kV Transmission Line. PNM’s 2020 renewable energy procurement plan requested a variance from the RPS for 2020 and proposes the shortfall be met with excess RECs that will be available under the La Joya Wind II PPA in 2021. PNM also submitted proposed adjustments to the current FPPAC methodology for non-renewable fuel allocations to reflect the ETA’s removal of certain customer cost caps associated with the RPS and requested that the fuel clause year be reset to correspond to the January 1 reset date under the renewable energy rider. On December 2, 2019, the Hearing Examiner issued a recommended decision in the case recommending approval of PNM’s 2020 renewable energy procurement plan including La Joya Wind II. On January 29, 2020, the NMPRC accepted the Hearing Examiners recommended decision and approved PNM’s 2020 renewable energy procurement plan.

On June 1, 2020, PNM filed its 2021 renewable energy procurement plan. In the plan, PNM proposed to collect a revenue requirement of approximately $67.8 million through the renewable energy rider, including recovery of a regulatory asset of $2.3 million for costs of administering PNM's Sky Blue voluntary renewable energy program that PNM has not been able to collect from Sky Blue participants. The Sky Blue regulatory asset of $2.3 million included carrying charges of 8.64% totaling approximately $0.7 million. PNM did not propose any new procurements in the plan. On November 18, 2020 the NMPRC issued a final order approving the 2021 renewable energy procurement plan with the exception of PNM’s request to recover the Sky Blue regulatory asset. The NMPRC denied PNM’s request to recover the regulatory asset, in part, because PNM did not adequately account for the renewable energy certificates associated with the regulatory asset. The NMPRC indicated that it will initiate a separate proceeding on the subject of whether the Sky Blue program should continue in its current form, be modified, or be terminated. The NMPRC also placed conditions on PNM’s ability to recover the Sky Blue regulatory asset from all customers, rather than from program participants, in a future proceeding, including that the carrying charge associated with the regulatory asset be reduced from 8.64% to 4% and that PNM be prohibited from collecting carrying charges from the date of the final order. However, PNM is permitted to seek recovery of carrying charges for the full 8.64% through the current Sky Blue program.

Renewable Energy Rider

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. PNM recorded revenues from the rider of $56.4 million, $52.0 million, and $41.4 million in 2020, 2019, and 2018. The 2020 renewable energy procurement plan became effective on February 1, 2020. In its 2021 renewable energy procurement plan case, PNM proposed to collect $67.8 million through a revised rate rider beginning in 2021. The NMPRC approved recovery of $65.5 million through the rider in 2021, which reflected the NMPRC’s rejection of PNM’s request to recover the $2.3 million Sky Blue regulatory asset in 2021. The revised rate rider became effective on January 1, 2021.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2019 and does not expect to exceed the limitation in 2020.
Energy Efficiency and Load Management
Program Costs and Incentives/Disincentives

The New Mexico Efficient Use of Energy Act (“EUEA”) requires public utilities to achieve specified levels of energy savings and to obtain NMPRC approval to implement energy efficiency and load management programs. The EUEA requires the NMPRC to remove utility disincentives to implementing energy efficiency and load management programs and to provide incentives for such programs. The NMPRC has adopted a rule to implement this act. PNM’s costs to implement approved programs and incentives are recovered through a rate rider. During the 2019 New Mexico legislative session, the EUEA was amended to, among other things, include a decoupling mechanism for disincentives, preclude a reduction to a utility’s ROE based on approval of disincentive or incentive mechanisms, establish energy savings targets for the period 2021 through 2025, and require that annual program funding be 3% to 5% of an electric utility’s annual customer bills excluding gross receipt taxes, franchise and right-of-way access fees, provided that a customer’s annual cost not exceed seventy-five thousand dollars.

On July 26, 2017, PNM, NMPRC staff, and other parties filed a stipulation in PNM’s energy efficiency and load management application, providing for all of PNM’s proposed energy efficiency and load management programs to be approved with limited modifications and PNM’s base level incentive would be $1.7 million and could earn an incentive of up to $1.9 million based on savings of 69 GWh in 2018. The settlement also established a base level incentive for PNM of $1.8 million with the opportunity to earn up to $2.7 million in 2019 and required PNM to make a filing in 2019 to address incentives to be earned in 2020. On November 8, 2017, the Hearing Examiner recommended approval of the stipulation with various modifications, including adoption of a discount rate equal to the tax-adjusted WACC of 9.59% rather than the 7.71% proposed in the stipulation and modifying the program budgets to $23.6 million for 2018 and $24.9 million for 2019. On January 31, 2018, the NMPRC issued an order that largely accepted the certification with certain exceptions concerning the measurement and verification of the approved load management programs.

In 2019, PNM submitted a filing to address incentives to be earned in 2020. PNM’s proposed incentive mechanism was similar to that approved for 2018 and 2019 with minor modifications to reflect input from interested parties. The proposed incentive mechanism includes a base incentive of 7.1% of program costs, or approximately $1.8 million, based on savings of 59 GWh in 2020 with a sliding scale that provides for additional incentive if savings exceed 68 GWh. No hearings were considered necessary and PNM’s 2020 energy efficiency rider reflecting the 2020 incentive became effective beginning December 30, 2019.

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

2020 Decoupling Petition

As discussed above, the legislature amended the EUEA to, among other things, include a decoupling mechanism for disincentives. On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. PNM proposed to record the difference between the annual revenue per customer derived from the cost of service approved in the NM 2015 Rate Case and the annual revenue per customer actually recovered from the rate classes beginning on January 1, 2021. If approved, on January 1, 2022, PNM would begin to collect the difference from customers if the revenue per customer from the NM 2015 Rate Case exceeds the actual

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
revenue recovered in 2021, or return the difference to customers if the actual revenue per customer recovered in 2021 exceeds the revenue per customer from the NM 2015 Rate Case. On July 13, 2020, NEE, ABCWUA, the City of Albuquerque, and Bernalillo County filed motions to dismiss the petition on the grounds that approving PNM’s proposed rate adjustment mechanism outside of a general rate case would result in retroactive ratemaking and piecemeal ratemaking. The motions to dismiss also allege that PNM’s proposed rate adjustment mechanism is inconsistent with the EUEA. Responses to the motions to dismiss were filed on August 7, 2020. On September 16, 2020 ABCWUA, Bernalillo County, CCAE, the City of Albuquerque, NEE, NMAG, Staff and WRA filed testimony. CCAE and WRA support PNM's petition, but recommend that the rate adjustment mechanism not take effect until new rates are approved in PNM's next general rate case. The other parties filing testimony oppose PNM's petition. On October 2, 2020, PNM requested an order to vacate the public hearing, scheduled to begin October 13, 2020, and staying the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the Hearing Examiner approved PNM's request to stay the proceeding and vacate the public hearing and required PNM to file a petition for declaratory order by October 30, 2020. On October 30, 2020 PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On November 4, 2020, ABCWUA and Bernalillo County jointly filed a competing petition asking the NMPRC to issue a declaratory order on the EUEA’s requirements related to disincentives. On November 24, 2020, the NMAG requested that the NMPRC deny both petitions for declaratory orders and instead address disincentives under the EUEA in a rulemaking. PNM cannot predict the outcome of this matter.

Integrated Resource Plans
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.
2017 IRP
PNM filed its 2017 IRP on July 3, 2017 addressing the 20-year planning period, from 2017 through 2036. Key findings of the 2017 IRP included, among other things, that retiring PNM’s share of SJGS in 2022 and existing ownership in Four Corners in 2031 would provide long-term cost savings for PNM’s customers and that the best mix of new resources to replace the retired coal generation would include solar energy and flexible natural gas-fired peaking capacity as well as energy storage, if the economics support it, and wind energy provided additional transmission capacity becomes available. The 2017 IRP also indicated that PNM should retain the currently leased capacity in PVNGS. See additional discussion of PNM’s leased capacity in PVNGS below and in Note 8. PNM’s 2017 IRP was subject to extensive hearings and legal challenges and was accepted as compliant with the applicable statute and rules by the NMPRC on December 19, 2018, with further consideration being denied.

2020 IRP

NMPRC rules required PNM to file its 2020 IRP in July 2020. On March 16, 2020, PNM filed a motion to extend the deadline to file its 2020 IRP to six months after the NMPRC issues a final order approving a replacement resource portfolio and closes the docket in the bifurcated SJGS Abandonment Application and replacement resource proceedings. On April 8, 2020, the NMPRC approved PNM’s motion to extend the deadline to file its 2020 IRP as requested. On January 29, 2021 PNM filed its 2020 IRP addressing the 20-year planning period, from 2020 through 2040. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024. The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth.
Abandonment Applications made under the ETA

As discussed in Note 16, the ETA sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. The ETA also provides for a transition from fossil-fuel generation resources to renewable and other carbon-free resources through certain provisions relating to the abandonment of coal-fired generating facilities. These provisions include the use of energy transition bonds, which are designed to be highly rated bonds that can be issued to finance certain costs of abandoning coal-fired facilities that are retired prior to January 1, 2023 for facilities operated by a “qualifying utility,” or prior to January 1, 2032 for facilities that are not operated by the qualifying utility.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
SJGS Abandonment Application

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application sought NMPRC approval to retire PNM’s share of SJGS after the existing coal supply and participation agreements end in June 2022, for approval of replacement resources, and for the issuance of energy transition bonds. PNM’s application proposed several replacement resource scenarios including PNM’s recommended replacement scenario, which would have provided cost savings to customers compared to continued operation of SJGS, preserved system reliability, and is consistent with PNM’s plan to have an emissions-free generation portfolio by 2040. This plan would have provided PNM authority to construct and own a 280 MW natural gas-fired peaking plant, to be located on the existing SJGS facility site, and 70 MW of battery storage facilities. In addition, PNM’s recommended replacement resource scenario would have allowed PNM to execute PPAs to procure renewable energy from a total of 350 MW of solar-PV generating facilities and for energy from a total of 60 MW of battery storage facilities. PNM’s application included three other replacement resource scenarios that would have placed a greater amount of resources in the San Juan area, or resulted in no new fossil-fueled generating facilities, or no battery storage facilities being added to PNM’s portfolio. When compared to PNM’s recommended replacement resource scenario, the three alternative resource scenarios were expected to result in increased costs to customers and the two alternative resource scenarios that result in no new fossil-fueled generating facilities were expected to not provide adequate system reliability. The SJGS Abandonment Application also included a request to issue approximately $361 million of energy transition bonds (the “Securitized Bonds”). PNM’s request for the issuance of Securitized Bonds included approximately $283 million of forecasted undepreciated investments in SJGS at June 30, 2022, an estimated $28.6 million for plant decommissioning and coal mine reclamation costs, approximately $9.6 million in upfront financing costs, and approximately $20.0 million for job training and severance costs for affected employees. Proceeds from the Securitization Bonds would also be used to fund approximately $19.8 million for economic development in the four corners area.

As discussed in Note 16, the NM Supreme Court granted a request by PNM to stay a January 30, 2019 NMPRC order requiring PNM to file an abandonment application for SJGS by March 1, 2019. On June 26, 2019, and after the effective date of the ETA, the NM Supreme Court lifted the stay and denied PNM’s petition without discussion. On July 10, 2019, the NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing, and the other addressing replacement resources. The NMPRC indicated that PNM’s July 1, 2019 filing is responsive to the January 30, 2019 order but did not definitively indicate if the abandonment and financing proceedings would be evaluated under the requirements of the ETA. The NMPRC’s July 10, 2019 order also extended the deadline to issue the abandonment and financing order to nine months and to issue the replacement resources order to 15 months. On July 22, 2019, Western Resource Advocates filed a motion requesting the NMPRC clarify whether it intends to evaluate the abandonment and financing proceeding under the requirements of the ETA and, in the event the abandonment and financing proceeding would not be evaluated under the ETA, to reconsider its decision and provide parties an opportunity to present oral argument on the matter. The NMPRC chair responded on July 24, 2019, indicating that the Hearing Examiners assigned to the proceeding would address the issue of law applicable to the approvals sought by PNM in the scheduling orders. On July 25, 2019, the Hearing Examiners issued procedural orders that set public hearings on SJGS abandonment and related financing to begin on December 10, 2019, on PNM’s proposed PPA replacement resources to begin on December 2, 2019, and on PNM-owned replacement resources to begin on March 2, 2020.  These procedural orders were subsequently amended to allow public hearings for both the PPA and PNM-owned replacement resources to begin in January 2020. The procedural orders also required PNM to file legal brief by August 23, 2019 regarding the extent to which the state constitution might prevent the ETA from applying to the issues in each proceeding, that parties file responses to PNM’s legal briefs by October 18, 2019, and that parties may file testimony on the merits of their claims regarding the SJGS abandonment and replacement resources if the ETA is ultimately determined to not apply to PNM’s application. On July 29, 2019, Western Resource Advocates filed a motion for interlocutory appeal of the July 24, 2019 order indicating that the procedural order would not provide parties adequate time to determine the applicability of the ETA and requesting an expedited decision from the NMPRC stating their intent to review the proceedings under the requirements of the ETA or under prior law. On August 21, 2019, the NMPRC denied the motion for interlocutory appeal. On August 23, 2019, PNM filed legal briefing in support of the applicability of the ETA to all aspects of the consolidated application. On October 18, 2019, various parties filed legal briefings with a range of positions that support or oppose the applicability of the ETA, as well as testimony regarding the SJGS abandonment and financing proceedings.

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
December 31, 2020, 2019 and 2018
passage of the ETA and to clarify that the ETA applies to any application filed after the stay had been lifted. In early October 2019, the NM Supreme Court denied both PNM’s and NEE’s petitions for writ of mandamus without discussion.

On December 9, 2019, the Governor of the State of New Mexico, the President of the Navajo Nation, and several New Mexico state senators and representatives filed an emergency petition for a writ of mandamus requesting the NM Supreme Court require the NMPRC to comply with its constitutional duties and apply the ETA to every aspect of PNM’s SJGS Abandonment Application. The petition indicated the NMPRC’s January 2019 order to initiate SJGS abandonment proceedings was intended to create a pending case predating the effectiveness of the ETA, that irreversible harm to the state of New Mexico and the Navajo Nation has resulted from the NMPRC’s refusal to establish the applicability of the ETA, and that the NMPRC’s refusal to review the SJGS abandonment and financing proceedings under the ETA violates the authority of the legislature and the separation of powers doctrine. On December 16, 2019, the NM Supreme Court issued an order requiring responses by January 3, 2020. PNM and other parties filed in support of the petition and NEE submitted a filing indicating the petition should be denied. On January 3, 2020, the NMPRC filed its response stating that, among other things, the NMPRC’s order initiating SJGS abandonment proceedings was made pursuant to the NMPRC’s December 2015 order authorizing the abandonment of SJGS Units 2 and 3 by December 2017, which predates the ETA and required PNM to submit a filing regarding the future of SJGS by December 31, 2018, and that the NMPRC has an obligation to provide parties in the case due process regarding the applicability of the ETA to PNM’s application. In January 2020, the NM Supreme Court denied NEE’s and other parties petitions, granted PNM’s motion to intervene, and scheduled oral arguments to be presented by the NMPRC and PNM. On January 29, 2020, and after oral argument, the NM Supreme Court issued a ruling requiring the NMPRC apply the ETA to all aspects of PNM’s SJGS Abandonment Application, indicating any previous NMPRC orders inconsistent with their ruling should be vacated, and denying parties’ request for stay. The NM Supreme Court issued a subsequent opinion, on July 23, 2020, fully explaining the legal rationale for the January 29, 2020 ruling.

Hearings on the abandonment and securitized financing proceedings were held in December 2019 and hearings on replacement resources were held in January 2020. On February 21, 2020, the Hearing Examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of replacement resources, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The Hearing Examiners recommended that PNM be authorized to abandon SJGS by June 30, 2022, and to record regulatory assets for certain other abandonment costs that are not specifically addressed under the provisions of the ETA to preserve its ability to recover the costs in a future general rate case. The Hearing Examiner recommended that this authority only extend to the deferral of the costs and it not be an approval of any ratemaking treatment. The Hearing Examiners also recommended PNM be authorized to issue Securitized Bonds of up to $361 million and establish a rate rider to collect non-bypassable customer charges for repayment of the bonds and be subject to bi-annual adjustments (the “Energy Transition Charge”). The Hearing Examiners recommended an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the Hearing Examiners recommended PNM be granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, economic development, and workforce training. On April 1, 2020, the NMPRC unanimously approved the Hearing Examiners’ recommended decisions regarding the abandonment of SJGS and the related securitized financing under the ETA. On April 10, 2020, CFRE and NEE filed a notice of appeal with the NM Supreme Court of the NMPRC’s approval of PNM’s request to issue securitized financing under the ETA. The NM Supreme Court granted motions to intervene filed by PNM, WRA, CCAE, and the Sierra Club. On May 8, 2020, CFRE and NEE filed a joint statement of issues with the NM Supreme Court which asserts that the NMPRC improperly applied the ETA and that the ETA violates the New Mexico Constitution. On June 19, 2020, WRA filed a motion to dismiss CFRE and NEE’s constitutional challenges to the ETA on the ground that the New Mexico Constitution provides that only New Mexico district courts have original jurisdiction over the claims. On July 24, 2020, the NM Supreme Court issued an order denying WRA’s motion to dismiss. On August 17, 2020, the appellants filed a Brief in Chief and on October 5, 2020, PNM, WRA, CCAE, and Sierra Club filed Answer Briefs. PNM cannot predict the outcome of this matter.

PNM evaluated the consequences of the NMPRC's April 1, 2020 orders approving the abandonment of SJGS and the related issuance of Securitized Bonds. This evaluation indicated that it is probable that PNM will be required to fund severances for PNM employees at the facility upon its retirement in 2022 and for PNMR shared services employees providing administrative and other support services to SJGS. In addition, the evaluation indicated that it is probable PNM will be obligated to fund severances and other costs for the WSJ LLC employees and to fund certain state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. As a result, in March 2020, PNMR and PNM recorded obligations of $9.4 million and $8.1 million for estimated severances, $8.9 million for obligations to fund severances and other costs of WSJ LLC employees, and to fund $19.8 million to state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. The total amount recorded for these estimates of $38.1 million and $36.8 million is reflected in other deferred credits and as a corresponding deferred regulatory asset on PNMR's and PNM's

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020. These estimates may be adjusted in future periods as the Company refines its expectations. In addition, as discussed above these costs may be challenged by parties pursuant to the notices of appeal filed with the NM Supreme Court on April 10, 2020.

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

On September 28, 2020 PNM filed its application for approval of the final executed contracts for the replacement resources. PNM proposed an alternative to the 200 MW solar PPA combined with a 100 MW battery storage agreement and the 100 MW solar PPA combined with a 30 MW battery storage agreement: a single 299 MW solar PPA combined with a 130 MW battery storage agreement. Approval of the alternative would result in customer savings without materially changing the resource selection criteria relied on by the NMPRC in approving the replacement resources. In addition, PNM provided updated costs estimates of $8.1 million for the SJGS replacement resources, based on the NMPRC authorization to create regulatory assets granted in the abandonment order, which it plans to seek recovery of in a future general rate case. PNM asked the NMPRC to issue a final order in the proceeding no later than December 4, 2020 to allow for expeditious approval of the contracts so that the replacement resources may be in service to meet peak summer demand in 2022. On November 13, 2020 the Hearing Examiner issued a recommended decision recommending approval of a 200 MW solar PPA combined with a 100 MW battery storage agreement and the 100 MW solar PPA combined with a 30 MW battery storage agreement and denial of PNM’s alternative request for approval of a single 299 MW solar PPA combined with a 130 MW battery storage agreement. On December 2, 2020 the NMPRC issued an order adopting the recommended decision in its entirety.

Four Corners Abandonment Application

On November 1, 2020, PNM entered into the Four Corners Purchase and Sale Agreement with NTEC, pursuant to which PNM will sell its 13% ownership interest (other than certain transmission assets) in Four Corners to NTEC. The sale is contingent upon NMPRC approval and expected to close by the end of 2024. In connection with the sale, PNM would make payments of $75.0 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
December 31, 2024. Pursuant to the Four Corners Purchase and Sale Agreement, PNM will retain its current plant decommissioning and coal mine reclamation obligations. PNM made an initial payment to NTEC of $15.0 million in November 2020, subject to refund with interest upon termination of the Four Corners Purchase and Sale Agreement prior to closing. Under the terms of the Four Corners Purchase and Sale Agreement, upon receipt of the NMPRC approval, PNM would make a final payment of $60.0 million. The initial $15.0 million payment was recorded in other current assets on the Consolidated Balance Sheet as of December 31, 2020.

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of energy transition bonds as provided by the ETA. PNM’s request for the issuance of Securitized Bonds included approximately $272 million of forecasted undepreciated investments in Four Corners at December 31, 2024, an estimated $4.6 million for plant decommissioning costs, estimated $7.3 million in upfront financing costs, and estimated $16.5 million in economic development. PNM intends to submit a separate application for NMPRC approval of a replacement resource portfolio following NMPRC action on this application. This deferral is authorized by the ETA and will provide for adequate time to complete a competitive bid process to develop and finalize a replacement resource portfolio from feasible replacement resources for NMPRC consideration.

On January 26, 2021, Sierra Club filed a motion in the Four Corners Abandonment Application requesting that the NMPRC order PNM to file supplemental testimony addressing the prudence of Four Corners investments or alternatively that the NMPRC dismiss the Four Corners Abandonment Application and permit PNM to refile after the prudence issue is resolved. In addition, on January 28, 2021, NEE and CFRE filed a motion requesting that the NMPRC dismiss the application, stating that approval of the abandonment would be contrary to the provision of the REA that prevents the sale of carbon dioxide emitting electricity-generating resources as a means of complying with the RPS, and that the Four Corners Abandonment Application does not demonstrate that the sale of 200 MW to NTEC will not result in a net detriment to public interest. Parties filed positions on the sufficiency of PNM’s application on February 11, 2021. On February 18, 2021, PNM filed a consolidated response to the motions and the positions on the sufficiency of the application which defended the legal sufficiency of PNM’s application and addressed potential amendments to the application and testimonies. On February 26, 2021 the Hearing Examiner issued an order on the sufficiency of the Four Corners Application finding that the application was deficient on its face and fails to adequately support whether or not the sale and transfer of PNM’s interest in Four Corners to NTEC is in the public interest. However, given the NMPRC’s preference to address Four Corners issues in the case, as well as PNM’s concession on filing an amended application, the Hearing Examiner did not dismiss the case. The order requires PNM to file an amended application by March 15, 2021; establishes that the nine-month period for review of the amended application shall start on the date of PNM’s filing of the amended application and run through December 15, 2021; requires PNM to file supplemental testimony addressing the prudence of its investment in Four Corners; requires PNM to more explicitly address the statutory standards for approval of the proposed transfer to NTEC; and requires PNM to withdraw the January 8, 2021 Four Corners Application.

The financial impact of an early exit of Four Corners and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the overall political and economic conditions of New Mexico. See additional discussion of the ETA in Note 16. PNM cannot predict the outcome of these matters.

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

PNM completed a cost-benefit analysis of participating in the EIM. PNM’s analysis indicated participation in the EIM would provide substantial benefits to retail customers. In 2018, PNM filed an application with the NMPRC requesting, among other things, to recover an estimated $20.9 million of initial capital investments and authorization to establish a regulatory asset to recover an estimated $7.4 million of other expenses that would be incurred in order to join the EIM. PNM’s application proposed the regulatory asset be adjusted to provide for full recovery of such costs, including carrying charges, until the effective date of new rates in PNM’s next general rate case. PNM’s application also proposed the benefits of participating in the EIM be credited to retail customers through PNM’s existing FPPAC and that PNM would seek recovery of its costs in a future proceeding. On December 19, 2018, the NMPRC issued an order approving the establishment of a regulatory asset to recover PNM’s cost of joining the EIM, which was subsequently challenged by several parties. On February 6, 2019, the NMPRC issued an order granting rehearing and vacating the December 19, 2018 order. On March 18, 2019, the Hearing

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Examiner issued an updated recommended decision recommending approval of the establishment of a regulatory asset but deferring certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing, which was approved by the NMPRC. PNM and other parties filed a joint motion requesting the NMPRC clarify that the quarterly benefits reports prepared by CAISO be used to determine the benefits of participating in the EIM, as well as to support the prudence of costs incurred to join the EIM. On April 24, 2019, the NMPRC issued an order granting the joint motion for clarification and indicating the CAISO quarterly benefits reports may be used in a future rate case. PNM anticipates it will begin participating in the EIM in April 2021.
Facebook, Inc. Data Center Project

PNM has a special service contract to provide service to Facebook, Inc. for a data center being constructed in PNM’s service area. Facebook’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. The cost of renewable energy procured is passed through to Facebook under a rate rider. A special service rate is applied to Facebook’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources. As of December 31, 2020, PNM is procuring energy from 130 MW of solar-PV capacity from NMRD, a 50% equity method investee of PNMR Development. See additional discussion of NMRD in Note 21.

PNM has NMPRC approval for additional 25-year PPAs to purchase renewable energy and RECs to supply renewable energy to the data center. These PPAs include the purchase of the power and RECs from:

•Casa Mesa Wind, LLC, a subsidiary of NextEra Energy Resources, LLC, which is located near House, New Mexico, has a total capacity of 50 MW, and became operational in November 2018
•166 MW from La Joya Wind I, owned by Avangrid Renewables, LLC, which is located near Estancia, New Mexico and began commercial operational in February 2021
•Route 66 Solar Energy Center, LLC, a subsidiary of NextEra Energy Resources, LLC, which is expected to be located west of Albuquerque, New Mexico, have a total capacity of 50 MW, and be operational in December 2021
•Two PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be owned and operated by NMRD. The first 50 MW of these facilities began commercial operation in December 2019 and the remaining capacity began commercial operation in July 2020.

On February 8, 2021 PNM filed an application with the NMPRC for approval to service the data center for an additional 190 MW of solar PPA combined with 100 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. In its application, PNM filed a Motion for Expedited Consideration seeking an expedited schedule for this proceeding that would provide a Final Order by June 1, 2021, in order to facilitate timely completion of the renewable resources to meet the expected completion date of the Data Center expansion. On February 17, 2021 the NMPRC approved an order with a schedule targeting a final order by June 1, 2021.

PNM Solar Direct
On May 31, 2019, PNM filed an application with the NMPRC for approval of a program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program. PNM proposed to recover costs of the program directly from subscribing customers through a rate rider. Under the rider, PNM would procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. PNM had fully subscribed the entire output of the 50 MW facilities at the time of the filing. Hearings on the application concluded on January 9, 2020. On March 11, 2020, the hearing examiner issued a recommended decision recommending approval of PNM’s application. The hearing examiner’s recommended decision was approved by the NMPRC on March 25, 2020. These facilities are expected to begin commercial operations in September 2021. This matter is now concluded.

Application for a New 345-kV Transmission Line

On August 10, 2018, PNM filed an application seeking NMPRC approval of a CCN to construct and operate a 345-kV transmission line and associated facilities (the “BB2 Line”), and to determine the rate making treatment to apply to the BB2 line and related rights-of-way. PNM’s application requested that the NMPRC apply standard ratemaking treatment to the estimated $85 million cost of the project resulting in a jurisdictional allocation of costs to all of PNM’s transmission and retail customers. On June 12, 2019, the NMPRC issued an updated final order granting the CCN but defers rate making treatment to a future rate case. On October 2, 2020, PNM made a voluntary interim compliance filing notifying the NMPRC that the cost of the project increased by approximately $24 million, to approximately $109 million. The filing states that the updated engineering

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
requirements, particularly increased strength requirements for the steel structures as the reason for the cost increase. The BB2 Line was placed in service in December 2020. This matter is now concluded.

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

On May 10, 2019, PNM filed an application with the NMPRC requesting that the NMPRC determine that it is not unlawful or inconsistent with the public interest for PNM to purchase the Western Spirit Line. On September 11, 2019, the Hearing Examiner issued a recommended decision that would allow PNM to purchase the Western Spirit Line, and indicating that PNM’s proposal satisfies the NMPRC’s acquisition standards and that no CCN is required until such time that PNM seeks recovery for costs associated with the line from retail rate payers. On October 2, 2019, the NMPRC approved the recommended decision with limited modifications.

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

On October 29, 2020 PNM received written notice from Western Spirit that all conditions set forth in the Build Transfer Agreement for Development Completion had been satisfied. These conditions include state and federal regulatory approvals, real property rights for right-of-way easements, environmental and construction permits and arrangements for financing the project. On November 5, 2020 PNM provided Western Spirit Development Completion Acknowledgement. On December 31, 2020 Pattern Energy Group LP achieved financial close on financing necessary for construction of the combined wind and transmission projects related to Western Spirit.
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

COVID-19 Regulatory Matters

In March 2020, PNM and other utilities voluntarily implemented a temporary suspension of disconnections and late payment fees for non-payment of utility bills in response to the impacts of the novel coronavirus global pandemic (“COVID-19”). On March 18, 2020, the NMPRC conducted an emergency open meeting for the purpose of adopting emergency amendments to its rules governing service to residential customers. The NMPRC’s emergency order is applicable during the duration of the Governor of New Mexico's emergency executive order and allows for the closure of payment centers, prohibits the discontinuance of a residential customer’s service for non-payment, and suspends the expiration of medical certificates for certain customers. On April 27, 2020, PNM, El Paso Electric Company, New Mexico Gas Company, and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Southwestern Public Service Company filed a joint motion with the NMPRC requesting authorization to track costs resulting from each utility's response to the COVID-19 outbreak. The utilities propose these incremental costs and uncollected customer accounts receivable resulting from COVID-19 during the period March 11, 2020 through December 31, 2020 be recorded as a regulatory asset. On June 24, 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As of December 31, 2020 PNM deferred incremental costs related to COVID-19 of $8.8 million in a regulatory asset and cost savings related to COVID-19 of $0.9 million in a regulatory liability on the Consolidated Balance Sheet. The NMPRC’s order also imposed additional quarterly reporting requirements on public utilities creating regulatory assets that include changes in customer usage and increased costs and savings recorded to regulatory assets and liabilities.

On February 3, 2021 the NMPRC issued an order finding that the temporary mandatory moratorium on disconnections of residential utility customers shall be in effect from the date of the order for 100 days (May 14th). At the end of the moratorium, a 90 day transition period will begin, which continues the temporary moratorium on disconnections to provide the utilities additional time to assist residential customers with arrearages to enter into installment agreements. The transition period may be a mandatory continuation of the temporary moratorium on disconnections if the Governor of New Mexico’s executive order remains in effect or may be a consensual continuation of the moratorium on disconnections if the Governor of New Mexico’s executive order terminates or expires prior to the end of the transition period. All regulated public utilities may begin disconnections at the end of the transition period.

Transportation Electrification Program

On December 18, 2020, in compliance with New Mexico Statute, PNM filed its PNM 2022-2023 Transportation Electrification Program (“TEP”) for approval with the NMPRC. PNM’s requested TEP includes a budget of approximately $8.4 million with flexibility of 25%. As proposed, up to 25% of the program budget will be dedicated to low and moderate income customers and is based on a model with no company ownership of charging facilities. PNM’s proposed TEP provides incentives through rebates to both residential and non-residential customers towards the purchase of chargers and/or behind-the-meter infrastructure. PNM’s TEP includes a request for a modified rate to add an electric vehicle pilot with a time-of-use option, a new non-residential electric vehicle time-of-use rate pilot without demand charges and implementation of a new rider to collect the actual costs of the TEP. PNM’s application requested NMPRC approval by the end of August 2021, as well as for authority to file a new TEP by the end of June 2023.

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

On December 20, 2018, the PUCT approved an unopposed settlement agreement in the case. The PUCT’s final order results in a $10.0 million annual increase to base rates. The key elements of the approved settlement include a ROE of 9.65%, and a capital structure comprised of 55% debt and 45% equity. As stated by the settlement agreement, the PUCT’s final order excludes certain items from rate base that were requested in TNMP’s original filing, including approximately $10.6 million of transmission investments that TNMP included in its January 2019 transmission cost of service filing, which was approved by the PUCT in March 2019. In addition, the PUCT’s final order requires TNMP to reflect the lower federal income tax rate of 21% in rates and refund approximately $37.8 million of the regulatory liability recorded at December 31, 2017 related to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
federal tax reform to customers over a period of five years and the remaining amount over the estimated useful lives of plant in service as of December 31, 2017; approves TNMP’s request to integrate revenues historically recorded under TNMP’s AMS rider, as well as other unrecovered AMS investments, into base rates; approves TNMP’s request for new depreciation rates; and approves a new rider to recover Hurricane Harvey restoration costs, net of amounts to be refunded to customers resulting from the reduction in the federal income tax rate in 2018. See Notes 13 and 18. The new rider is being charged to customers over a period of approximately three years beginning on the effective date of new base rates. New rates under the TNMP 2018 Rate Case were effective beginning on January 1, 2019.

Recovery of TNMP Rate Case Costs

Recovery of the cost of TNMP’s rate case was moved into a separate proceeding to begin after the conclusion of TNMP 2018 Rate Case. TNMP sought recovery of costs incurred through August 2019 in the amount of $3.8 million and proposed these costs be collected from customers over a three-year period. In October 2019, TNMP and other parties to the proceedings filed an unopposed settlement stipulation that reduced TNMP’s cost recovery to $3.3 million and provide for recovery over a period not to exceed three years beginning on March 1, 2020. On January 16, 2020, the PUCT approved the settlement. As a result of the PUCT’s order, TNMP recorded a pre-tax write-off of $0.5 million in December 2019, which is reflected as regulatory disallowances on TNMP’s Consolidated Statements of Earnings.
Advanced Meter System Deployment

In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.4 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge in August 2011 and deployment of advanced meters began in September 2011. TNMP completed its mass deployment in 2016 and has installed more than 242,000 advanced meters. The TNMP 2018 Rate Case and associated approved settlement discussed above included a reconciliation of AMS costs and integrate TNMP’s AMS recovery into base rates beginning on January 1, 2019.

TNMP was notified by its largest AMS service provider that its existing communication platform would be decommissioned in February 2022. TNMP evaluated technological alternatives for its AMS and on October 2, 2020, filed an application with the PUCT for authorization to implement necessary upgrades of approximately $46 million by November 2022. On January 14, 2021, the PUCT approved TNMP’s application. TNMP will seek recovery of the investment associated with the upgrade in a future general rate proceeding or distribution cost recovery factor filing.
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed mandated savings goals).
The following sets forth TNMP’s approved EECRF increases:

Effective Date	Aggregate Collection Amount	Performance Bonus
	(In millions)
March 1, 2018	$6.0	$1.1
March 1, 2019	5.6	0.8
March 1, 2020	5.9	0.8

On May 29, 2020, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2021. The total amount requested was $5.9 million of program costs in 2021, which included a performance bonus of $1.0 million based on TNMP’s energy efficiency achievements in the 2019 plan year. On July 27, 2020, a unanimous settlement stipulation was filed with the PUCT to recover its requested costs in 2021, including the performance bonus of $1.0 million. On September 10, 2020, the PUCT issued a final order approving TNMP’s energy efficiency application.

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
December 31, 2020, 2019 and 2018
approved rate of return on such facilities.

The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 27, 2018	$32	$0.6
March 21, 2019	111.8	14.3
September 19, 2019	21.9	3.3
March 27, 2020	59.2	7.8
October 7, 2020	10.8	2.0

On January 22, 2021, TNMP filed an application to further update its transmission rates, which would increase revenues by $14.1 million annually, based on an increase in rate base of $112.6 million. The application is pending before the PUCT.
Periodic Distribution Rate Adjustment
PUCT rules permit interim rate adjustments to reflect changes in investments in distribution assets. Distribution utilities may file for a periodic rate adjustment between April 1 and April 8 of each year as long as the electric utility is not earning more than its authorized rate of return using weather-normalized data.

On April 6, 2020, TNMP filed its 2020 DCOS that requested an increase in TNMP's annual distribution revenue requirement of $14.7 million based on net capital incremental distribution investments of $149.2 million. On June 26, 2020, the parties filed a unanimous settlement for a $14.3 million annual distribution revenue requirement with rates effective September 1, 2020. Subsequently, the ALJ issued an order on June 30, 2020, approving interim rates effective September 1, 2020, and remanding the case to the PUCT for approval. On August 13, 2020 the PUCT approved the unanimous settlement.

Competition Transition Charge Compliance Filing

In connection with the adoption of Senate Bill 7 by the Texas Legislature in 1999 that deregulated electric utilities operating within ERCOT, TNMP was allowed to recover its stranded costs through the CTC and to recover a carrying charge on the CTC. The amounts yet to be collected are recorded as regulatory assets by TNMP. Further, the order authorizing TNMP’s CTC included a true-up provision requiring an adjustment to the CTC due to a cumulative over- or under-collection of revenues, including interest, greater-than or equal to 15% of the most recent annual CTC funding amount. On July 10, 2020, TNMP filed to reconcile and stop the CTC surcharge beginning on September 1, 2020, as TNMP had fully collected its CTC regulatory asset. On July 23, 2020, the ALJ accepted TNMP's filing effectively stopping the CTC surcharge on September 1, 2020. TNMP made a compliance filing on September 14, 2020, to reconcile recoveries under the rider. On September 28, 2020, PUCT Staff filed its recommendation for approval of TNMP's proposed revisions to the CTC Rider and on September 29, 2020 the ALJ approved the recommended decision with rates effective for one month in November 2020. Pursuant to the order approved by the ALJ, a final compliance filing was made on January 11, 2021, concluding the matter.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
COVID-19 Electricity Relief Program

On March 26, 2020, the PUCT issued an order establishing an electricity relief program for electric utilities, REPs, and customers impacted by COVID-19. The program allowed providers to implement a rider to collect unpaid residential retail customer bills and to ensure these customers continued to have electric service. In addition, the program provided transmission and distribution providers access to zero-interest loans from ERCOT. Collectively, ERCOT’s loans could not exceed $15 million. The program had a term of six months unless extended by the PUCT. In a separate order, the PUCT authorized electric utilities to establish a regulatory asset for costs related to COVID-19. These costs included but were not limited to costs related to unpaid accounts.

TNMP filed its rider on March 30, 2020. The rider was effective immediately and establishes a charge of $0.33 per MWh in accordance with the PUCT's order. As of December 31, 2020, collections under the rider exceeded unpaid residential retail customer bills and are presented net as a regulatory liability of $0.1 million on the Consolidated Balance Sheet. Other COVID-19 related costs of $0.7 million were also recorded as a regulatory asset on the Consolidated Balance Sheet. On April 14, 2020, TNMP executed an interest-free loan agreement to borrow $0.5 million from ERCOT. On October 30, 2020, TNMP repaid the balance of the loan.

On August 27, 2020, the PUCT issued an order determining that new enrollments in the program should end on August 31, 2020 and benefits under the program should end on September 30, 2020 to allow eligible customers a minimum of one month of benefits from the program. All requests for reimbursement were made by November 30, 2020 and on December 4, 2020, TNMP filed to end collections under the tariff. Final collections under the rider were made on December 11, 2020. On January 14, 2021, TNMP made a final compliance filing for the electricity relief program.
(18)Income Taxes

Federal Income Tax Reform

In 2017, comprehensive changes in U.S. federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the deductibility of officer compensation. During 2020, the IRS issued final regulations related to certain officer compensation and, in January 2021, issued final regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, in 2019, the IRS issued proposed regulations interpreting Tax Act amendments to depreciation provisions of the IRC that allow the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017.

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
December 31, 2020, 2019 and 2018
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

PNMR
PNMR’s income taxes (benefits) consist of the following components:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current federal income tax	$—	$60	$—
Current state income tax	231	43	(244)
Deferred federal income tax	17,574	(20,372)	7,716
Deferred state income tax	3,721	(4,491)	648
Amortization of accumulated investment tax credits	(890)	(522)	(345)
Total income taxes (benefits)	$20,636	$(25,282)	$7,775

PNMR’s provision for income taxes (benefits) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Federal income tax at statutory rates	$43,670	$14,038	$22,902
Amortization of accumulated investment tax credits	(890)	(522)	(345)
Amortization of excess deferred income tax (Note 17)	(30,723)	(37,799)	(19,779)
Flow-through of depreciation items	1,368	1,136	712
Earnings attributable to non-controlling interest in Valencia	(2,943)	(2,991)	(3,173)
State income tax, net of federal benefit	6,961	298	1,358
Impairment of state net operating loss carryforwards	—	—	—
Allowance for equity funds used during construction	(2,363)	(1,990)	(2,185)
Impairment of charitable contribution carryforward	—	—	—
Regulatory recovery of prior year impairments of state net operating loss carryforward, including amortization	1,367	1,367	1,367
Federal income tax rate change	—	—	2,914
Tax expense (benefit) related to stock compensation awards	(392)	(795)	4,647
Non-deductible compensation	2,630	1,156	891
Other	1,951	820	(1,534)
Total income taxes (benefits)	$20,636	$(25,282)	$7,775

Effective tax rate	9.92%	(37.82)%	7.13%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Net operating loss	$41,419	$59,488
Regulatory liabilities related to income taxes	148,961	145,087
Federal tax credit carryforwards	121,354	101,231
Regulatory disallowances	38,531	34,639
Other	42,885	54,199
Total deferred tax assets	393,150	394,644
Deferred tax liabilities:
Depreciation and plant related	(738,342)	(787,928)
Investment tax credit	(98,669)	(81,186)
Regulatory assets related to income taxes	(61,330)	(58,495)
CTC	—	(1,466)
Pension	(37,099)	(35,029)
Regulatory asset for shutdown of SJGS Units 2 and 3	(27,237)	(28,831)
Other	(124,985)	(27,767)
Total deferred tax liabilities	(1,087,662)	(1,020,702)
Net accumulated deferred income tax liabilities	$(694,512)	$(626,058)

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2020
(In thousands)
Net change in deferred income tax liability per above table	$68,454
Change in tax effects of income tax related regulatory assets and liabilities	(11,602)
Amortization of excess deferred income tax	(30,723)
Tax effect of mark-to-market adjustments	(3,206)
Tax effect of excess pension liability	(3,670)
Adjustment for uncertain income tax positions	2,459
Reclassification of unrecognized tax benefits	(2,459)
Amortization of state net operating loss recovered in prior years	1,367
Refundable alternative minimum tax credit carryforward reclassified to receivable	—
Other	(215)
Deferred income taxes (benefits)	$20,405

PNM
PNM’s income taxes (benefit) consist of the following components:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current federal income tax	$—	$(6,266)	$(6,644)
Current state income tax	(585)	449	(2,661)
Deferred federal income tax	20,125	(12,308)	5,661
Deferred state income tax	2,560	(7,590)	(2,080)
Amortization of accumulated investment tax credits	(243)	(247)	(247)
Total income taxes (benefit)	$21,857	$(25,962)	$(5,971)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
PNM’s provision for income taxes (benefit) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Federal income tax at statutory rates	$38,193	$6,187	$13,514
Amortization of accumulated investment tax credits	(243)	(247)	(247)
Amortization of excess deferred income tax (Note 17)	(21,609)	(28,923)	(19,779)
Flow-through of depreciation items	1,279	1,077	674
Earnings attributable to non-controlling interest in Valencia	(2,943)	(2,991)	(3,173)
State income tax, net of federal benefit	7,111	92	1,323
Impairment of state net operating loss carryforwards	—	—	—
Allowance for equity funds used during construction	(1,461)	(1,398)	(1,716)
Regulatory recovery of prior year impairment of state net operating loss carryforward, net of amortization	1,367	1,367	1,367
Federal income tax rate change	—	—	(683)
Allocation of tax expense (benefit) related to stock compensation awards	(279)	(559)	3,967
Non-deductible compensation	1,554	683	612
Other	(1,112)	(1,250)	(1,830)
Total income taxes (benefit)	$21,857	$(25,962)	$(5,971)

Effective tax rate	12.02%	(88.13)%	(9.28)%

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Net operating loss	$—	$25,889
Regulatory liabilities related to income taxes	121,569	114,849
Federal tax credit carryforwards	84,719	82,983
Shutdown of SJGS Units 2 and 3	—	—
Regulatory disallowance	38,531	34,639
Other	46,444	38,735
Total deferred tax assets	291,263	297,095
Deferred tax liabilities:
Depreciation and plant related	(576,079)	(630,293)
Investment tax credit	(74,424)	(74,667)
Regulatory assets related to income taxes	(51,493)	(49,479)
Pension	(32,413)	(30,609)
Regulatory asset for shutdown of SJGS Units 2 and 3	(27,237)	(28,831)
Other	(108,767)	(5,206)
Total deferred tax liabilities	(870,413)	(819,085)
Net accumulated deferred income tax liabilities	$(579,150)	$(521,990)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2020
(In thousands)
Net change in deferred income tax liability per above table	$57,160
Change in tax effects of income tax related regulatory assets and liabilities	(7,936)
Amortization of excess deferred income tax	(21,609)
Tax effect of mark-to-market adjustments	(3,325)
Tax effect of excess pension liability	(3,670)
Adjustment for uncertain income tax positions	2,454
Reclassification of unrecognized tax benefits	(1,999)
Amortization of state net operating loss recovered in prior years	1,367
Other	—
Deferred income taxes (benefits)	$22,442
TNMP
TNMP’s income taxes consist of the following components:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current federal income tax	$12,048	$10,792	$13,347
Current state income tax	2,033	1,904	1,753
Deferred federal income tax	(7,744)	(7,621)	(540)
Deferred state income tax	(29)	(29)	2,320
Total income taxes	$6,308	$5,046	$16,880

TNMP’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Federal income tax at statutory rates	$13,628	$12,778	$14,379
Amortization of excess deferred income tax	(9,113)	(8,876)	—
State income tax, net of federal benefit	1,625	1,532	1,454
Allocation of tax expense (benefit) related to stock compensation awards	(112)	(236)	735
Officer compensation	1,071	471	277
Other	(791)	(623)	35
Total income taxes	$6,308	$5,046	$16,880

Effective tax rate	9.71%	8.29%	24.65%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
The components of TNMP’s net accumulated deferred income tax liability at December 31, were:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Regulatory liabilities related to income taxes	$27,392	$30,238
Other	4,548	3,788
Total deferred tax assets	31,940	34,026
Deferred tax liabilities:
Depreciation and plant related	(148,279)	(142,791)
CTC	—	(1,466)
Regulatory assets related to income taxes	(9,836)	(9,016)
Loss on reacquired debt	(6,072)	(6,345)
Pension	(4,685)	(4,420)
AMS	(6,915)	(8,473)
Other	(1,522)	(1,666)
Total deferred tax liabilities	(177,309)	(174,177)
Net accumulated deferred income tax liabilities	$(145,369)	$(140,151)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2020
(In thousands)
Net change in deferred income tax liability per above table	$5,218
Change in tax effects of income tax related regulatory assets and liabilities	(3,666)
Amortization of excess deferred income tax	(9,113)
Other	(212)
Deferred income taxes (benefits)	$(7,773)

Other Disclosures

The Company is required to recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. A reconciliation of unrecognized tax benefits is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Balance at December 31, 2017	$9,429	$6,563	$63
Additions based on tax positions related to 2018	543	543	—
Additions (reductions) for tax positions of prior years	222	182	40
Settlement payments	—	—	—
Balance at December 31, 2018	10,194	7,288	103
Additions based on tax positions related to 2019	329	329	—
Additions (reductions) for tax positions of prior years	170	159	11
Settlement payments	—	—	—
Balance at December 31, 2019	10,693	7,776	114
Additions based on tax positions related to 2020	2,286	2,286	—
Additions (reductions) for tax positions of prior years	173	168	5
Settlement payments	—	—	—
Balance at December 31, 2020	$13,152	$10,230	$119

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
Included in the balance of unrecognized tax benefits at December 31, 2020 are $10.7 million, $7.8 million, and $0.1 million that, if recognized, would affect the effective tax rate for PNMR, PNM, and TNMP. The Company does not anticipate that any unrecognized tax expenses or unrecognized tax benefits will be reduced or settled in 2021.

PNMR, PNM, and TNMP had no estimated interest income or expense for the years ended December 31, 2020, 2019, and 2018. There was no accumulated accrued interest receivable or payable related to income taxes as of December 31, 2020 and 2019.

The Company files a federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2017 are closed to examination by either federal or state taxing authorities other than Arizona. The tax years prior to 2016 are closed to examination by Arizona taxing authorities. Other tax years are open to examination by federal and state taxing authorities and net operating loss carryforwards are open to examination for the years in which the carryforwards are utilized. At December 31, 2020, the Company has $222.1 million of federal net operating loss carryforwards that expire beginning in 2031 and $121.4 million of federal tax credit carryforwards that expire beginning in 2023. State net operating losses expire beginning in 2035 and vary from federal due to differences between state and federal tax law. The proposed Merger may impact the Company’s ability to utilize its federal net operating loss and tax credit carryforwards.

In 2008, fifty percent bonus tax depreciation was enacted as a temporary two-year stimulus measure as part of the Economic Stimulus Act of 2008. Bonus tax depreciation in various forms has been extended since that time, including by the Protecting Americans from Tax Hikes Act of 2015. The 2015 act extended and phased-out bonus tax depreciation through 2019. As discussed above the Tax Act eliminated bonus depreciation for utilities effective September 28, 2017. However, in 2018 the IRS issued proposed regulations interpreting Tax Act amendments to depreciation provisions of the IRC which allowed the Company to claim a bonus depreciation deduction on certain construction projects placed in service after the third quarter of 2017. As a result of the net operating loss carryforwards for income tax purposes created by bonus depreciation, certain tax carryforwards were not expected to be utilized before their expiration. In addition, as a result of Tax Act changes to the deductibility of officer compensation, certain deferred tax benefits related to compensation are not expected to be realized. The Company has impaired the deferred tax assets for tax carryforwards which are not expected to be utilized and for compensation that is not expected to be deductible.

The Company earns investment tax credits for construction or purchase of eligible property. The Company uses the deferral method of accounting for these investment tax credits.

The impairments after reflecting the expiration of carryforwards under applicable tax laws, net of federal tax benefit, for 2018 through 2020 are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2020:
State tax credit carryforwards	$(425)	$—	$—
State net operating loss carryforwards	$—	$—	$—
Charitable contribution carryforwards	$—	$—	$—
Compensation expense	$96	$61	$35
December 31, 2019:
State tax credit carryforwards	$425	$—	$—
State net operating loss carryforwards	$—	$—	$—
Charitable contribution carryforwards	$—	$—	$—
Compensation expense	$(99)	$(100)	$2
December 31, 2018:
State tax credit carryforwards	$—	$—	$—
State net operating loss carryforwards	$—	$—	$—
Charitable contribution carryforwards	$—	$—	$—
Compensation expense	$410	$298	$111

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
The impairments of unexpired state tax credits, state net operating loss, and charitable contribution carryforwards are reflected as a valuation allowance against deferred tax assets. The reserve balances, after reflecting expiration of carryforwards under applicable tax laws, at December 31, 2020 and 2019 are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2020:
State tax credit carryforwards	$—	$—	$—
State net operating loss carryforwards	$—	$—	$—
Charitable contribution carryforwards	$—	$—	$—
Compensation expense	$407	$259	$148
December 31, 2019:
State tax credit carryforwards	$425	$—	$—
State net operating loss carryforwards	$—	$—	$—
Charitable contribution carryforwards	$—	$—	$—
Compensation expense	$311	$198	$113

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

The Company evaluates its goodwill for impairment annually at the reporting unit level or more frequently if circumstances indicate that the goodwill may be impaired. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit.

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

In other circumstances, an entity may perform a quantitative analysis to reach the conclusion regarding impairment with respect to a reporting unit. An entity may choose to perform a quantitative analysis without performing a qualitative analysis and may perform a qualitative analysis for certain reporting units, but a quantitative analysis for others. The first step of the quantitative impairment test requires an entity to compare the fair value of the reporting unit with its carrying value, including goodwill. If as a result of this analysis, the entity concludes there is an indication of impairment in a reporting unit having goodwill, the amount of goodwill impairment to be recorded in the amount by which the carrying amount exceeds the reporting unit’s fair value.

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
December 31, 2020, 2019 and 2018

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

For the annual evaluations performed as of April 1, 2018, PNMR utilized a quantitative analysis for the PNM reporting unit and a qualitative analysis for the TNMP reporting unit. The April 1, 2018 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 19%. The 2018 qualitative analysis for the TNMP reporting unit was performed by considering changes in expectations of future financial performance since the April 1, 2016 quantitative analysis that indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 32%. The 2018 analysis considered events specific to TNMP such as the potential impacts of legal and regulatory matters discussed in Note 16 and Note 17, including potential adverse outcomes in the then pending TNMP 2018 Rate Case. Based on an evaluation of these and other factors, the Company determined it is not more likely than not that the April 1, 2018 carrying values of PNM or TNMP exceeded their fair values.

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

For its annual evaluations performed as of April 1, 2020, PNMR performed a qualitative analysis for the PNM reporting unit and a quantitative analysis for the TNMP reporting unit. In addition to the typical considerations discussed above, the qualitative analysis considered changes in PNM’s expectations of future financial performance since the April 1, 2018 quantitative analysis as well as the 2019 qualitative analysis. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2020 carrying value of PNM exceeded its fair value. Using the methods and considerations discussed above, the 2020 quantitative analysis indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 38%. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2020 carrying value of TNMP exceeded its fair value. Since the April 1, 2020 annual evaluation, there have been no events, including the Merger, or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

(20)Related Party Transactions

PNMR, PNM, TNMP, and NMRD are considered related parties, as is PNMR Services Company, a wholly-owned subsidiary of PNMR that provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. These services are billed at cost on a monthly basis to the business units. In addition, PNMR provides construction and operations and maintenance services to NMRD, a 50% owned subsidiary of PNMR Development (Note 21), and PNM purchases renewable energy from certain NMRD-owned facilities at a fixed price per MWh of energy produced. PNM also provides interconnection services to PNMR Development (Note 7) and NMRD.

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
December 31, 2020, 2019 and 2018
See Note 7 for information on intercompany borrowing arrangements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
Services billings:
PNMR to PNM	$100,872	$96,327	$95,637
PNMR to TNMP	39,053	36,554	33,493
PNM to TNMP	383	375	367
TNMP to PNMR	141	141	140
TNMP to PNM	—	—	—
PNMR to NMRD	260	238	183
Renewable energy purchases:
PNM from NMRD	9,638	3,124	2,924
Interconnection and facility study billings:
PNM to NMRD	350	650	2,108
PNM to PNMR	—	—	68,820
PNMR to PNM	—	68,820	—
Interest billings:
PNMR to PNM	6	3,365	2,585
PNM to PNMR	255	299	289
PNMR to TNMP	2	42	136
Income tax sharing payments:
PNMR to TNMP	—	—	—
PNMR to PNM	—	—	—
PNM to PNMR	—	—	134
TNMP to PNMR	15,820	12,996	3,424

(21) Equity Method Investment

In September 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. In December 2017, PNMR Development made a contribution to NMRD of its interest in three 10 MW solar facilities it was constructing and assigned its interests in several agreements related to those facilities to NMRD. The facilities had a book value of $24.8 million, which approximated fair value at that time. AEP OnSite Partners made a cash contribution to NMRD equal to 50% of the value of the 30 MW solar capacity, amounting to $12.4 million, which cash was then distributed from NMRD to PNMR Development. During 2020, 2019, and 2018 PNMR Development and AEP OnSite Partners each made cash contributions of $23.3 million, $38.3 million, and $9.0 million to NMRD for its construction activities. At December 31, 2020, NMRD’s renewable energy capacity in operation is 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Facebook data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. PNMR accounts for its investment in NMRD using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.  PNMR records as income its percentage share of earnings or loss of NMRD and carries its investment at cost, adjusted for its share of undistributed earnings or losses.

PNMR presents its share of net earnings from NMRD in other income on the Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	December 31,
	2020	2019	2018
	(In thousands)
Operating revenues	$10,366	$3,662	$3,147
Operating expenses	7,476	2,971	2,136
Net earnings	$2,890	$691	$1,011

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

	Financial Position
	December 31,
	2020	2019
	(In thousands)
Current assets	$8,046	$7,187
Net property, plant, and equipment	172,585	132,772
Non-current assets	1,900	—
Total assets	182,531	139,959
Current liabilities	841	9,640
Non-current liabilities	$380	$—
Owners’ equity	$181,310	$130,319

(22) Merger

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

The proposed Merger has been unanimously approved by the Boards of Directors of PNMR, Avangrid and Merger Sub and approved by PNMR shareholders at the Special Meeting of Shareholders held on February 12, 2021. On January 20, 2021, the FTC notified PNMR and Avangrid that early termination of the waiting period under the HSR Act in connection with the Merger was granted. CFIUS completed its review of the Merger on February 2, 2021, and has concluded that there are no unresolved national security concerns with respect to the Merger. The early termination of the waiting period under the HSR Act and clearance by CFIUS satisfies two of the conditions to the closing of the transactions contemplated by the Merger Agreement. Consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the absence of any material adverse effect on PNMR, the receipt of required regulatory approvals (including the PUCT, the NMPRC, FERC, the FCC, and the NRC) and the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made. The Merger is currently expected to close in the second half of 2021.

In connection with the Merger, Iberdrola, S.A. a corporation organized under the laws of the Kingdom of Spain, which owns 81.5% of the outstanding common stock of Avangrid (“Iberdrola”), has provided Avangrid a commitment letter (the "Iberdrola Funding Commitment Letter"), pursuant to which Iberdrola has unilaterally agreed to provide to Avangrid, or arrange the provision to Avangrid of, funds to the extent necessary for Avangrid to consummate the Merger, including the payment of the aggregate Merger consideration. To the extent Avangrid wishes to effect a funding transaction under the Iberdrola Funding Commitment Letter in order to pay the Merger consideration, the specific terms of any such transaction will be negotiated between Iberdrola and Avangrid on an arm's length basis and must be approved by both (i) a majority of the members of the unaffiliated committee of the board of directors of Avangrid, and (ii) the entire board of directors of Avangrid. Under the terms of such commitment letter, Iberdrola has agreed to negotiate with Avangrid the specific terms of any transaction effecting such funding commitment promptly and in good faith, with the objective that such terms shall be commercially reasonable and approved by Avangrid. Avangrid’s and Merger Sub’s obligations under the Merger Agreement are not conditioned upon Avangrid obtaining financing.

The Merger Agreement provides for certain customary termination rights including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before January 20, 2022 (subject to a three-month extension by either party if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if Avangrid terminates the Merger Agreement due to a change in recommendation of the Board or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement)), PNMR will be required to pay Avangrid a termination fee of $130.0 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of Avangrid’s breach of its regulatory covenants, or (ii) Avangrid fails to effect the closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, Avangrid will be required to pay PNMR a termination fee of $184.0 million as the sole

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or Avangrid will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10.0 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).

(23) Quarterly Operating Results (Unaudited)
Unaudited operating results by quarters for 2020 and 2019 are presented below. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included. The annual results of basic and diluted earnings per share shown below may be impacted by rounding.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
PNMR
2020
Operating revenues	$333,622	$357,649	$472,465	$359,276
Operating income	47,738	71,150	147,805	18,588
Net earnings (loss)	(11,399)	61,561	125,453	11,701
Net earnings (loss) attributable to PNMR	(15,260)	57,489	121,768	8,778
Net earnings (loss) attributable to PNMR per common share:
Basic	(0.19)	0.72	1.52	0.11
Diluted	(0.19)	0.72	1.52	0.10
2019					(1)
Operating revenues	$349,645	$330,228	$433,586	$344,144
Operating income (loss)	36,723	(93,615)	140,540	60,552
Net earnings (loss)	21,662	(72,283)	106,763	35,989
Net earnings (loss) attributable to PNMR	18,700	(75,914)	102,771	31,805
Net earnings attributable to PNMR per common share:
Basic	0.23	(0.95)	1.29	0.40
Diluted	0.23	(0.95)	1.28	0.40
PNM
2020
Operating revenues	$248,133	$260,788	$364,504	$266,409
Operating income	33,605	49,584	116,540	15,168
Net earnings (loss)	(12,196)	49,612	103,004	19,594
Net earnings (loss) attributable to PNM	(15,925)	45,672	99,451	16,803
2019					(1)
Operating revenues	$269,318	$238,219	$331,113	$255,172
Operating income (loss)	24,293	(115,977)	108,453	44,299
Net earnings (loss)	21,974	(83,313)	84,721	32,040
Net earnings (loss) attributable to PNM	19,144	(86,812)	80,861	27,988
TNMP
2020
Operating revenues	$85,489	$96,861	$107,961	$92,867
Operating income	14,345	23,175	31,779	19,154
Net earnings	7,092	16,174	23,921	11,398
2019
Operating revenues	$80,327	$92,009	$102,473	$88,972
Operating income	12,585	22,578	32,596	18,055
Net earnings	4,098	15,267	25,087	11,347
(1) 2019 reflects pre-tax impairments of $150.6 million offset by $45.7 million of related tax impacts resulting from the NM Supreme Court’s ruling on the appeals in the NM 2015 Rate Case. See Note 17.

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Operating Revenues	$—	$—	$—
Operating Expenses	28,299	3,983	7,475
Operating income (loss)	(28,299)	(3,983)	(7,475)
Other Income and Deductions:
Equity in earnings of subsidiaries	211,291	96,324	109,995
Other income	(269)	731	2,048
Net other income and deductions	211,022	97,055	112,043
Interest Charges	19,078	19,581	19,453
Earnings Before Income Taxes	163,645	73,491	85,115
Income Tax Expense (Benefit)	(9,130)	(3,872)	(527)
Net Earnings	$172,775	$77,363	$85,642

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net Cash Flows From Operating Activities	$(17,646)	$2,001	$(2,566)
Cash Flows From Investing Activities:
Utility plant additions	1,122	1,100	826
Investments in subsidiaries	(301,000)	(80,000)	(30,000)
Cash dividends from subsidiaries	99,187	54,465	129,379
Net cash flows from investing activities	(200,691)	(24,435)	100,205
Cash Flows From Financing Activities:
Short-term loan borrowings (repayments)	—	(150,000)	50,000
Revolving credit facility borrowings (repayments), net	(131,900)	123,900	(148,700)
Long-term borrowings	230,000	150,000	349,652
Repayment of long-term debt	(50,000)	—	(250,000)
Issuance of common stock	283,208	—	—
Proceeds from stock option exercise	24	943	963
Awards of common stock	(11,984)	(9,918)	(12,635)
Dividends paid	(97,974)	(92,398)	(84,433)
Other, net	(3,064)	(107)	(2,414)
Net cash flows from financing activities	218,310	22,420	(97,567)
Change in Cash and Cash Equivalents	(27)	(14)	72
Cash and Cash Equivalents at Beginning of Period	79	93	21
Cash and Cash Equivalents at End of Period	$52	$79	$93
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$16,869	$18,702	$15,450
Income taxes paid (refunded), net	$—	$—	$—

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands)
Assets
Cash and cash equivalents	$52	$79
Intercompany receivables	71,567	79,059
Income taxes receivable	—	4,635
Other, net	5,545	2,876
Total current assets	77,164	86,649
Property, plant and equipment, net of accumulated depreciation of $15,706 and $14,583	23,191	24,313
Investment in subsidiaries	2,631,567	2,197,918
Other long-term assets	58,695	55,077
Total long-term assets	2,713,453	2,277,308
	$2,790,617	$2,363,957
Liabilities and Stockholders’ Equity
Short-term debt	$12,000	$112,100
Short-term debt-affiliate	8,819	40,619
Current maturities of long-term debt	229,948	50,000
Accrued interest and taxes	8,124	5,239
Other current liabilities	29,549	25,450
Total current liabilities	288,440	233,408
Long-term debt	449,909	449,048
Other long-term liabilities	2,803	2,803
Total liabilities	741,152	685,259
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,429,941	1,150,552
Accumulated other comprehensive income (loss), net of tax	(79,183)	(99,377)
Retained earnings	698,707	627,523
Total common stockholders’ equity	2,049,465	1,678,698
	$2,790,617	$2,363,957
See Notes 7, 8, 14, and 16 for information regarding commitments, contingencies, and maturities of long-term debt.

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2018	$1,081	$3,360	$—	$3,035	$1,406
2019	$1,406	$2,835	$—	$3,078	$1,163
2020	$1,163	$3,527	$6,070	$2,427	$8,333

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2018	$1,081	$3,338	$—	$3,013	$1,406
2019	$1,406	$2,790	$—	$3,033	$1,163
2020	$1,163	$3,482	$6,070	$2,382	$8,333

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2018	$—	$22	$—	$22	$—
2019	$—	$44	$—	$44	$—
2020	$—	$45	$—	$45	$—

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES

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
“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein. PNMR’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, as an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal controls.
There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.
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

(c) Changes in internal controls.

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

C - 1

(c) Changes in internal controls.

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.
PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Reference is hereby made to “Proposal 1: Elect as Directors the Nine Director Nominees Named in the Proxy Statement” in PNMR’s Proxy Statement relating to the annual meeting of shareholders to be held on May 11, 2021 (the “2021 Proxy Statement”), to PART I, SUPPLEMENTAL ITEM – “EXECUTIVE OFFICERS OF THE COMPANY” in this Form 10-K, “Information About Our Corporate Governance – Code of Ethics,” and “Additional Information About Our Board and Board Committees – Board Committees and Their Functions” – “Audit and Ethics Committee” in the 2021 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its website. Information about the Company’s website is included under Part I, Item 1 – “Websites.”

ITEM 11.EXECUTIVE COMPENSATION
Reference is hereby made to “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Change in Control, Termination, Retirement, or Impaction”, and “Director Compensation,” in the 2021 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is hereby made to “Ownership of Our Common Stock – Largest Shareholders” and “ – Share Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information” in the 2021 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is hereby made to “Information About Our Corporate Governance – Related Person Transaction Policy” and “ – Director Independence” in the 2021 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2021 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2021 Proxy Statement for PNMR. All such fees are fees of PNMR. PNMR charges a management fee to PNM and TNMP that includes an allocation of independent auditor fees.

C - 2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Part II, Item 8.

(a) - 2.	Financial Statement Schedules for the years 2019, 2018, and 2017 are omitted for the reason that they are not required or the information is otherwise supplied under Part II, Item 8.

(a) - 3-A.	Exhibits Filed:

Exhibit No		Description

2.1	PNMR
Agreement and Plan of Merger, dated as of October 20, 2020, by and among PNM Resources, Inc., Avangrid, Inc., and NM Green Holdings, Inc. (incorporated by reference to Exhibit 2.1 to PNMR's Current Report on Form 8-K filed October 21, 2020)

10.1	PNMR	2021 Director Compensation Summary

10.2	PNMR	First Amendment to PNMR 2019 Long-Term Incentive Plan executed December 28, 2020

10.3	PNMR	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Charles Eldred, effective December 4, 2020

10.4	PNMR	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patricia Collawn, effective December 4, 2020

10.5	PNMR	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patrick Apodaca, effective December 4, 2020

10.6	PNMR	First Amendment to PNMR 2020 Long-Term Incentive Plan executed December 28, 2020

10.7	PNMR	Second Amendment to PNMR Executive Savings Plan II executed December 28, 2020

10.8	PNMR
PNM Resources, Inc. Officer Retention Plan, executed October 20, 2020, as amended and restated effective October 20, 2021 (incorporated by reference to Exhibit 10.3 to PNMR’s Current Report on Form 8-K filed October 21, 2020)

10.9	PNMR
Merger Backstop Revolving Facility, dated as of October 20, 2020, by and among PNMR, the lenders party thereto and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.1 to PNMR's Current Report on Form 8-K filed October 21, 2020)

10.10	PNMR
Merger Backstop Term Loan, dated as of October 20, 2020, by and among PNM Resources, Inc., the lenders party thereto and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.2 to PNMR's Current Report on Form 8-K filed October 21, 2020)

10.11	PNMR
Eighth Amendment to Credit Agreement, dated as of October 26, 2020, among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to PNMR's Current Report on Form 8-K filed October 28, 2020)

10.12	PNMR
Second Amendment to Term Loan Agreement, dated as of October 26, 2020, among PNMR, the lenders party thereto, and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.2 to PNMR's Current Report on Form 8-K filed October 28, 2020)

10.13	PNMR
First Amendment to Term Loan Agreement, dated as of October 26, 2020, between PNMR and Bank of America, N.A., as sole lender (incorporated by reference to Exhibit 10.3 to PNMR's Current Report on Form 8-K filed October 28, 2020)

10.14	PNMR
First Amendment to Term Loan Credit Agreement, dated as of October 26, 2020, among PNMR Development and KeyBank, N.A., as administrative agent and sole lender (incorporated by reference to Exhibit 10.7 to PNMR's Current Report on Form 8-K filed October 28, 2020)

10.15	PNMR
Second Amendment to Term Loan Credit Agreement, dated as of November 25, 2020, among PNMR Development and KeyBank, National Association, as administrative agent and sole lender (incorporated by reference to Exhibit 10.1 to PNMR's Current Report on Form 8-K filed November 25, 2020)

10.16	PNMR
Term Loan Agreement, dated as of December 21, 2020, between PNMR and U.S. Bank National Association, as sole lender (incorporated by reference to Exhibit 10.1 to PNMR's Current Report on Form 8-K filed December 22, 2020)

10.17	PNMR
Term Loan Agreement, dated as of December 22, 2020, between PNMR, the lenders party thereto, and MUFG Bank Ltd., as administrative agent (incorporated by reference to Exhibit 10.2 to PNMR's Current Report on Form 8-K filed December 22, 2020)

10.18	PNM	Purchase and Sale Agreement dated November 1, 2020, between Navajo Transitional Energy Company and PNM

10.19	PNM	Second Amendment to Build Transfer Agreement dated November 5, 2020 among New Mexico Renewable Energy Transmission Authority, Western Spirit Transmission LLC, and PNM

10.20	TNMP
Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 26, 2020, among TNMP identified therein and KeyBank National Association, as administrative agent (incorporated by reference to Exhibit 10.5 to PNMR's Current Report on Form 8-K filed October 28, 2020)

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

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant (s) File No:

Plan of Acquisition, reorganization, liquidation or succession
2.1	Agreement and Plan of Merger, dated as of October 20, 2020, by and among PNM Resources, Inc., Avangrid, Inc., and NM Green Holdings, Inc. (Merger Agreement)	2.1 to PNMR's Current Report on Form 8-K filed October 21, 2020	1-32462 PNMR

Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNMR, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNMR, Inc. with all amendments to and including October 24, 2017	3.4 to PNMR’s Current Report on Form 8-K filed October 25, 2017	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP with all amendments to and including June 18, 2013	3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013	2-97230 TNMP

Securities Instruments‡
PNMR
4.1	Description of PNM Resources, Inc. Securities	4.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2019	1-32462 PNMR

4.2	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.3	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNMR, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 15, 2005 PNMR Indenture)	4.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-32462 PNMR

4.4
Supplemental Indenture No. 3, dated as of March 9, 2018 between PNMR and MUFG Union Bank, N.A. (formerly Union Bank, N.A., as ultimate successor to JP Morgan Chase Bank, N.A.), as Trustee (for PNMR’s $300,000,000 3.250% Senior Notes due 2021)
		4.2 to PNMR’s Current Report on Form 8-K filed March 9, 2018	1-32462 PNMR

PNM
4.5	Description of Public Service Company of New Mexico Securities	4.2 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2019	1-6986 PNM

4.6	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.7	Sixth Supplemental Indenture, dated as of May 1, 2003, supplemental to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee (PVNGS Maricopa PCRBs, Series 2003A)	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.8
Eighth Supplemental Indenture, dated as of June 1, 2010, supplemental to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee (SJGS Farmington PCRBs Series 2010A-F)
		10.1 to PNM’s Current Report on Form 8-K/A filed July 29, 2010	1-6986 PNM

4.9
Ninth Supplemental Indenture, dated as of June 1, 2010, supplemental to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee (PVNGS Maricopa PCRBs Series 2010A-B)
		10.2 to PNM’s Current Report on Form 8-K/A filed July 29, 2010	1-6986 PNM

4.10	Agreement of Resignation, Appointment and Acceptance effective as of May 1, 2011, among PNM, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 11, 1998 PNM Indenture)	4.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-6986 PNM

4.11
Tenth Supplemental Indenture, dated as of September 1, 2012, supplemental to Indenture dated as of March 11, 1998, between PNM and Union Bank, N.A.(ultimate successor as trustee to The Chase Manhattan Bank), as Trustee (SJGS Farmington PCRBs Series 2012A)
		4.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012	1-6986 PNM

4.12
Eleventh Supplemental Indenture, dated as of September 1, 2016, supplemental to Indenture dated as of March 11, 1998, between PNM and MUFG Union Bank, N.A. (formerly Union Bank, N.A.) (ultimate successor as trustee to The Chase Manhattan Bank), as Trustee (SJGS and Four Corners Farmington PCRBs Series 2016A-B)
		4.1 to PNM’s Current Report on Form 8-K filed September 27, 2016	1-6986 PNM

4.13	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM’s Registration Statement No. 333-53367	333-53367 PNM

4.14	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNM, The Bank of New York Mellon Trust Company and Union Bank, N.A. (for August 1, 1998 PNM Indenture)	4.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-6986 PNM

4.15
Fourth Supplemental Indenture, dated as of October 12, 2011, supplemental to Indenture dated as of August 1, 1998, between PNM and Union Bank, N.A. (ultimate successor as trustee to The Chase Manhattan Bank), as Trustee ($160,000,000 of 5.35% Senior Notes due 2021, Series 2011)
		4.1 to PNM’s Current Report on Form 8-K filed October 12, 2011	1-6986 PNM

4.16
Fifth Supplemental Indenture, dated as of August 11, 2015, supplemental to the Indenture dated as of August 1, 1998, between PNM and MUFG Union Bank, N.A., as Trustee ($250,000,000 of 3.85% Senior Notes due 2025, Series 2015)
		4.2 to PNM’s Current Report on Form 8-K filed August 11, 2015	1-6986 PNM

TNMP
4.17	First Mortgage Indenture dated as of March 23, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.18	Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee ($75,000,000 First Mortgage Bonds due 2011, Series 2009C)	4.1 to TNMP’s Current Report on Form 8-K filed May 6, 2009	2-97230 TNMP

4.19
First Amendment dated as of December 16, 2010 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee to The Third Supplemental Indenture dated as of April 30, 2009 (First Mortgage Bonds Series 2009C)
		4.1 to TNMP’s Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

4.20	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among TNMP, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 23, 2009 TNMP Indenture)	4.4 to TNMP’s Quarterly Report Form 10-Q for the quarter ended June 30, 2011	2-97230 TNMP

4.21	Fifth Supplemental Indenture dated as of April 3, 2013 between TNMP and Union Bank, N.A., as Trustee ($93,198,000 of 6.95% First Mortgage Bonds due 2043, Series 2013A)	4.1 to TNMP’s Current Report on Form 8-K filed April 3, 2013	2-97230 TNMP

4.22	Sixth Supplemental Indenture dated as of June 27, 2014 between TNMP and Union Bank, N.A., as Trustee ($80,000,000 of 4.03% First Mortgage Bonds due 2043, Series 2014A)	4.1 to TNMP’s Current Report on Form 8-K filed June 27, 2014	2-97230 TNMP

4.23	Seventh Supplemental Indenture dated as of February 10, 2016 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.53% First Mortgage Bonds due 2026, Series 2016A)	4.1 to TNMP’s Current Report on Form 8-K filed February 10, 2016	2-97230 TNMP

4.24	Eighth Supplemental Indenture dated as of August 24, 2017 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.22% First Mortgage Bonds due 2028, Series 2017A)	4.1 to TNMP’s Current Report on Form 8-K filed August 24, 2017	2-97230 TNMP

4.25	Ninth Supplemental Indenture dated as of June 28, 2018 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.85% First Mortgage Bonds due 2028, Series 2018A)	4.1 to TNMP’s Current Report on Form 8-K filed July 2, 2018	2-97230 TNMP

4.26
Tenth Supplemental Indenture dated as of March 29, 2019 between TNMP and MUFG Union Bank, N.A., as Trustee ($75,000,000 of 3.79% First Mortgage Bonds due 2034, Series 2019B, $75,000,000 of 3.92% First Mortgage Bonds due 2039, Series 2019C, $75,000,000 of 4.06% First Mortgage Bonds due 2044, Series 2019D)
		4.1 to TNMP's Current Report on Form 8-K filed March 29, 2019	2-97230 TNMP

4.27	Eleventh Supplemental Indenture dated as of July 1, 2019 between TNMP and MUFG Union Bank, N.A., as Trustee ($80,000,000 of 3.60% First Mortgage Bonds due 2029, Series 2019A)	4.1 to TNMP's Current Report on Form 8-K filed July 1, 2019	2-97230 TNMP

4.28
Twelfth Supplemental Indenture, dated as of April 24, 2020, between TNMP and MUFG Union Bank, N.A., as Trustee ($85,000,000 of 2.73% First Mortgage Bonds due 2030, Series 2020A, $25,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020B)
		4.1 to TNMP's Current Report on Form 8-K filed April 24, 2020	2-97230 TNMP

4.29
Thirteenth Supplemental Indenture, dated as of July 15, 2020, between TNMP and MUFG Union Bank, N.A., as Trustee ($25,000,000 of 2.93% First Mortgage Bonds due 2035, Series 2020C, $50,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020D)
		4.1 to TNMP's Current Report on Form 8-K filed July 15, 2020	2-97230 TNMP

Material Contracts
10.21
Sixth Amendment to and Restatement of Credit Agreement dated July 30, 2018 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNMR Revolving Credit Facility)
		10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	1-32462 PNMR

10.22
Seventh Amendment to Credit Agreement dated December 19, 2018 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNMR Revolving Credit Facility)
		10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2018	1-32462 PNMR

10.23
Eighth Amendment to Credit Agreement, dated as of October 26, 2020, among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNMR Revolving Credit Facility)
		10.1 to PNMR's Current Report on Form 8-K filed October 28, 2020	1-32462 PNMR

10.24	Term Loan Agreement dated December 14, 2018 among PNMR, the lenders party thereto, and MUFG Bank Ltd., as administrative agent (PNMR 2018 1-Year Unsecured Term Loan)	10.1 to PNMR’s Current Report on Form 8-K filed December 17, 2018	1-32462 PNMR

10.25	First Amendment to Term Loan Agreement, dated as of December 13, 2019, among PNMR, the lenders party thereto, and MUFG Bank, Ltd., as administrative agent	10.1 to PNMR’s Current Report on Form 8-K filed December 13, 2019	1-32462 PNMR

10.26	Second Amendment to Term Loan Agreement, dated as of October 26, 2020, among PNMR, the lenders party thereto, and MUFG Bank, Ltd., as administrative agent	10.2 to PNMR's Current Report on Form 8-K filed October 28, 2020	1-32462 PNMR

10.27	Term Loan Agreement dated December 21, 2018 among PNMR and Bank of America, N.A., as lender (PNMR 2-Year Unsecured Term Loan) (terminated and repaid at December 21, 2020 maturity)	10.1 to PNMR’s Current Report on Form 8-K filed December 21, 2018	1-32462 PNMR

10.28
First Amendment to Term Loan Agreement, dated as of October 26, 2020, between PNMR and Bank of America, N.A., as sole lender (PNMR 2-Year Unsecured Term Loan) (terminated and repaid at December 21, 2020 maturity)
		10.3 to PNMR's Current Report on Form 8-K filed October 28, 2020	1-32462 PNMR

10.29	Term Loan Agreement, dated as of December 21, 2020, between PNMR and U.S. Bank National Association, as sole lender (PNMR 2020 Term Loan)	10.1 to PNMR's Current Report on Form 8-K filed December 22, 2020	1-32462 PNMR

10.30	Term Loan Agreement, dated as of December 22, 2020, between PNMR, the lenders party thereto, and MUFG Bank Ltd., as administrative agent (PNMR 2020 Delayed-Draw Term Loan)	10.2 to PNMR's Current Report on Form 8-K filed December 22, 2020	1-32462 PNMR

10.31	Term Loan Credit Agreement dated November 26, 2018 among PNMR Development and Key Bank National Association, as lender and administrative agent (PNMR Development Term Loan)	10.1 to PNMR’s Current Report on Form 8-K filed November 28, 2018	1-32462 PNMR

10.32	First Amendment to Term Loan Credit Agreement, dated as of October 26, 2020, among PNMR Development and KeyBank, N.A., as administrative agent and sole lender (PNMR Development Term Loan)	10.7 to PNMR's Current Report on Form 8-K filed October 28, 2020	1-32462 PNMR

10.33
Second Amendment to Term Loan Credit Agreement, dated as of November 25, 2020, among PNMR Development and KeyBank, National Association, as administrative agent and sole lender (PNMR Development Term Loan)
		10.1 to PNMR's Current Report on Form 8-K filed November 25, 2020	1-32462 PNMR

10.34	Guaranty dated as of November 26, 2018 made by PNMR in favor of lenders under PNMR Development Term Loan	10.2 to PNMR’s Current Report on Form 8-K filed November 28, 2018	1-32462 PNMR

10.35	Forward Sale Agreement dated January 7, 2020 between PNMR and Citibank, N.A. (settled on December 15, 2020)	10.1 to PNMR’s Current Report on Form 8-K filed January 10, 2020	1-32462 PNMR

10.36	Forward Sale Agreement dated January 7, 2020 between PNMR and Bank of America, N.A. (settled on December 15, 2020)	10.2 to PNMR’s Current Report on Form 8-K filed January 10, 2020	1-32462 PNMR

10.37	Additional Forward Sale Agreement dated January 8, 2020 between PNMR and Citibank, N.A. (settled on December 15, 2020)	10.3 to PNMR’s Current Report on Form 8-K filed January 10, 2020	1-32462 PNMR

10.38	Additional Forward Sale Agreement dated January 8, 2020 between PNMR and Bank of America, N.A. (settled on December 15, 2020)	10.4 to PNMR’s Current Report on Form 8-K filed January 10, 2020	1-32462 PNMR

10.39	Merger Backstop Revolving Facility, dated as of October 20, 2020, by and among PNMR, the lenders party thereto and MUFG Bank, Ltd., as administrative agent (terminated October 26, 2020)	10.1 to PNMR's Current Report on Form 8-K filed October 21, 2020	1-32462 PNMR

10.40	Merger Backstop Term Loan, dated as of October 20, 2020, by and among PNM Resources, Inc., the lenders party thereto and MUFG Bank, Ltd., as administrative agent (terminated December 18, 2020)	10.2 to PNMR's Current Report on Form 8-K filed October 21, 2020	1-32462 PNMR

10.41
Fourth Amendment to and Restatement of Credit Agreement dated October 19, 2018 among PNM, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNM Revolving Credit Facility)
		10.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	1-6986 PNM

10.42
Credit Agreement dated as of December 12, 2017 among PNM, the lenders identified therein, and U.S. Bank National Association, as administrative agent and BOKF, N.A. d/b/a Bank of Albuquerque, as syndication agent (PNM New Mexico Credit Facility)
		10.1 to PNM’s Current Report on Form 8-K filed December 12, 2017	1-6986 PNM

10.43
Term Loan Agreement dated as of January 18, 2019 among PNM, the lenders party thereto, and U.S. Bank National Association, as administrative agent (PNM 18-month Unsecured Term Loan) (prepaid on April 15, 2020)
		10.1 to PNM’s Current Report on Form 8-K filed January 18, 2019	1-6986 PNM

10.44	Term Loan Agreement dated April 15, 2020 among PNM, the lenders party thereto, and U.S. Bank National Association, as administrative agent (prepaid on December 21, 2020)	10.1 to PNM’s Current Report on Form 8-K filed April 17, 2020	1-6986 PNM

10.45	Note Purchase Agreement dated July 28, 2017 between PNM and the purchasers named therein (PNM 2018 SUNs, Series A-H)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017	1-6986 PNM

10.46	Note Purchase Agreement dated April 30, 2020 between PNM and the purchasers named therein (PNM 2020 SUNs, Series A-B)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020	1-6986 PNM

10.47	Build Transfer Agreement dated May 1, 2019 among PNM, Renewable Energy Transmission Authority, and Western Spirit Transmission LLC (Western Spirit Line)	10.1 to PNM's Current Report on Form 8-K filed May 1, 2019	1-6986 PNM

10.48	First Amendment to Build Transfer Agreement dated August 31, 2020 among New Mexico Renewable Energy Transmission Authority, Western Spirit Transmission, LLC, and PNM (Western Spirit Line)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020	1-6986 PNM

10.49	Second Amendment to Build Transfer Agreement dated November 5, 2020 among New Mexico Renewable Energy Transmission Authority, Western Spirit Transmission LLC, and PNM (Western Spirit Line)	10.19 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-6986 PNM

10.50	Purchase and Sale Agreement dated November 1, 2020, between Navajo Transitional Energy Company and PNM	10.18 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-6986 PNM

10.51
Third Amended and Restated Credit Agreement dated as of September 25, 2017 among TNMP, the lenders identified therein and KeyBank National Association, as administrative agent (TNMP Revolving Credit Facility)
		10.1 to TNMP’s Current Report on Form 8-K filed September 27, 2017	2-97230 TNMP

10.52
First Amendment to Third Amended and Restated Credit Agreement dated April 19, 2019 among TNMP, the lenders party thereto, and KeyBank National Association, as administrative agent (TNMP Revolving Credit Facility)
		10.6 to TNMP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	2-97230 TNMP

10.53
Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 26, 2020, among TNMP identified therein and KeyBank National Association, as administrative agent (TNMP Revolving Credit Facility)
		10.5 to PNMR's Current Report on Form 8-K filed October 28, 2020	2-97230 TNMP

10.54	Bond Purchase Agreement dated April 24, 2020, between TNMP and the purchasers named therein ($185,000,000 of 2020 Bonds)	10.1 to TNMP’s Current Report on Form 8-K filed April 24, 2020	2-97230 TNMP

10.55	Bond Purchase Agreement dated February 26, 2019 between TNMP and the purchasers named therein ($305,000,000 of 2019 TNMP Bonds)	10.3 to TNMP’s Annual Report on Form 10-K for the year ended December 31, 2018	2-97230 TNMP

10.56	Bond Purchase Agreement dated June 28, 2018 between TNMP and the purchasers named therein ($60,000,000 of 3.85% First Mortgage Bonds due 2028, Series 2018A)	10.1 to TNMP’s Current Report on Form 8-K filed July 2, 2018	2-97230 TNMP

10.57	Bond Purchase Agreement dated June 14, 2017 between TNMP and the purchasers named therein (for $60,000,000 3.22% First Mortgage Bonds due 2027, Series 2017A)	10.1 to TNMP’s Current Report on Form 8-K filed June 14, 2017	2-97230 TNMP

10.58**	PNMR 2014 Performance Equity Plan dated May 15, 2014	4.3 to PNMR’s Form S-8 Registration Statement filed May 15, 2014	333-195974 PNMR

10.59**	First Amendment to PNMR 2014 Performance Equity Plan	99.1 to PNMR’s Current Report on Form 8-K filed December 15, 2015	1-32462 PNMR

10.60**	Second Amendment to PNMR 2014 Performance Equity Plan effective January 1, 2017	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.61**	PNMR 2019 Officer Annual Incentive Plan dated March 28, 2019	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	1-32462 PNMR

10.62**	PNMR 2020 Officer Annual Incentive Plan dated March 30, 2020	10.8 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-32462 PNMR

10.63**	PNMR 2018 Long-Term Incentive Plan dated March 28, 2018	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.64**	PNMR 2019 Long-Term Incentive Plan dated March 28, 2019	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	1-32462 PNMR

10.65**	First Amendment to PNMR 2019 Long-Term Incentive Plan executed December 28, 2020	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.66**	PNMR 2020 Long-Term Incentive Plan dated March 30, 2020	10.9 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-32462 PNMR

10.67**	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Charles Eldred, effective December 4, 2020	10.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.68**	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patricia Collawn, effective December 4, 2020	10.4 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.69**	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patrick Apodaca, effective December 4, 2020	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.70**	First Amendment to PNMR 2020 Long-Term Incentive Plan executed December 28, 2020	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.71**	PNMR Director Deferred Stock Rights Program effective December 1, 2017	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.72**	Employee Retention Agreement executed March 4, 2015 between PNMR and Patricia K. Collawn	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015	1-32462 PNMR

10.73**	Discretionary Credit Award Agreement between PNMR and Charles Eldred effective February 21, 2019	10.5 to PNMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	1-32462 PNMR

10.74**	Discretionary Award Agreement between PNMR and Charles Eldred effective February 20, 2020	10.10 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-32462 PNMR

10.75**	Acknowledgement Form for officer restricted stock rights and awards granted under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.4.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.76**	2020 Director Compensation Summary	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2019	1-32462 PNMR

10.77**	2021 Director Compensation Summary	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.78**	Acknowledgment Form with attached Terms and Conditions for restricted stock rights awards granted to directors from 2014 - 2017 under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.4.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.79**	Acknowledgement Form with attached Terms and Conditions for restricted stock rights granted to directors on and after 2018 under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.80**	PNMR Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to PNMR’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.81**	First Amendment to PNMR Executive Spending Account Plan effective January 1, 2011	10.7 to PNMR’s Current Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.82**	Second Amendment to PNMR Executive Spending Account executed December 13, 2017	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.83**	Third Amendment to PNMR Executive Spending Account effective February 22, 2018	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.84**	PNMR Executive Savings Plan II (amended and restated effective January 1, 2015)	10.1.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.85**	First Amendment to PNMR Executive Savings Plan II executed April 15, 2016	10.7 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	1-32462 PNMR

10.86**	Second Amendment to PNMR Executive Savings Plan II executed December 28, 2020	10.7 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.87**	Summary of PNMR Officer Paid Time Off Program	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.88**	PNMR Annual Executive Physical Exam Program Wraparound Plan Document effective as of January 1, 2014	10.7 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2013	1-32462 PNMR

10.89**	PNMR Non-Union Severance Pay Plan effective August 1, 2007 (amended and restated)	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.90**	First Amendment to the PNMR Non-Union Severance Pay Plan executed November 20, 2008	10.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.91**	Second Amendment (executed March 27, 2012) to PNMR Non-Union Severance Pay Plan	10.8 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.92**	Third Amendment (executed November 11, 2015) to PNMR Non-Union Severance Pay Plan	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.93**	PNMR Officer Retention Plan executed October 20, 2020, as amended and restated effective as of October 20, 2020	10.3 to PNMR’s Current Report on Form 8-K filed October 21, 2020	1-32462 PNMR

10.94**	PNMR Officer Life Insurance Plan dated April 28, 2004	10.24.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.95**	First Amendment to PNMR Officer Life Insurance Plan dated December 16, 2004	10.27 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2004.	333-32170 PNMR

10.96**	Second Amendment to PNMR Officer Life Insurance Plan executed April 15, 2007	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.97**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.98**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.99**	Fifth Amendment to the PNMR Officer Life Insurance Plan executed December 16, 2011	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.100**	PNMR Officers Long Term Disability Coverage Description for Prudential Policy effective January 1, 2012	10.8 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	333-32170 PNMR

10.101**	Form of Amended and Restated Indemnity Agreement for PNMR officers and directors approved July 23, 2019	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	1-32462 PNMR

10.102	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.103
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.104	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.105	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.106	Coal Supply Agreement dated July 1, 2015 between Westmoreland Coal Company and PNM	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015	1-6986 PNM

10.107	Amendment No. 1 to Coal Supply Agreement dated November 1, 2017 between Westmoreland Coal Company and PNM	10.4 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2017	1-6986 PNM

10.108	Amendment No. 2 to Coal Supply Agreement dated January 1, 2020 between Westmoreland San Juan Mining LLC and PNM	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-6986 PNM

10.109	Amendment No. 3 to Coal Supply Agreement dated January 1, 2020 between Westmoreland San Juan Mining LLC and PNM	10.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-6986 PNM

10.110	Amendment No. 4 to Coal Supply Agreement dated January 1, 2020 between Westmoreland San Juan Mining LLC and PNM	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-6986 PNM

10.111
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

10.112
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

10.113
New Exit Date Amendment Amending and Restating the Amended and Restated San Juan Project Participation Agreement made as of September 1, 2017 among PNM, Tucson Electric Power Company, The City of Farmington, New Mexico, The Incorporated County of Los Alamos, New Mexico and Utah Associated Municipal Power Systems
		10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017	1-6986 PNM

10.114	Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973	5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.115	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.116	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.117	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for year ended December 31, 1993	1-6986 PNM

10.118	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1994	1-6986 PNM

10.119	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.120	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.121	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the year ended December 31, 1990	1-6986 PNM

10.122	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2000	1-6986 PNM

10.123	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 13, 2011	10.1 to PNM’s Current Report on Form 8-K filed March 1, 2011	1-6986 PNM

10.124	Amendment No. 16, effective as of April 28, 2014, to the Arizona Nuclear Power Project Participation Agreement	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-6986 PNM

10.125	Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 transaction) together with Amendments No. 1, 2 and 3 thereto (refiled)	10.18 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.126	Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 transaction) together with Amendments No. 1, 2 and 3 thereto (refiled)	10.19 to PNM’s Annual Report on Form 10-K for year ended December 31, 1996	1-6986 PNM

10.127	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)	10.21 to PNM’s Annual Report on Form 10-K for year ended December 31, 1996	1-6986 PNM

10.128
Amendment No. 4 dated as of December 11, 2013 to Facility Lease dated as of December 16, 1985 as heretofore amended, between U.S. Bank National Association (ultimate successor to The First National Bank of Boston), as Owner Trustee, and PNM (Unit 1 transaction)
		10.3 to PNM’s Annual Report on Form 10-K for year ended December 31, 2013	1-6986 PNM

10.129	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)	10.22 to PNM’s Annual Report on Form 10-K for year ended December 31, 1996	1-6986 PNM

10.130
Amendment No. 2 dated as of March 18, 2014, to the Facility Lease dated December 15, 1986, as heretofore amended, between U.S. Bank National Association, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of December 15, 1986, with PV2-PNM December 35 Corporation, Lessor, and PNM, Lessee
		10.1 to PNM’s Current Report on Form 8-K filed March 18, 2014	1-6986 PNM

10.131	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between PNM and Mellon Bank, N.A.	10.68 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.132	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between PNM and Mellon Bank, N.A.	10.68.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1997	1-6986 PNM

10.133	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between PNM and Mellon Bank, N.A.	10.68.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 2003	1-6986 PNM

10.134	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.135	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNMR and TNMP for approval of the TNP acquisition	10.134 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

Subsidiaries
21	Certain subsidiaries of PNMR	21 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

Additional Exhibits
99.1*	Participation Agreement dated as of December 16, 1985, among the Owner Participant named therein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 16, 1985 with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 with the Owner Trustee), and PNM (Unit 1 transaction), including Appendix A definitions, together with Amendment No. 1 dated July 15, 1986 and Amendment No. 2 dated November 18, 1986 (refiled)	99.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

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

PNM RESOURCES, INC.
(Registrant)

Date:	March 1, 2021	By	/s/ P. K. Collawn
P. K. Collawn
Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Director	March 1, 2021
P. K. Collawn
Chairman, President, and
Chief Executive Officer

/s/ J. D. Tarry	Principal Financial Officer	March 1, 2021
J. D. Tarry
Senior Vice President and
Chief Financial Officer

/s/ H. E. Monroy	Principal Accounting Officer	March 1, 2021
H. E. Monroy
Vice President and Corporate Controller

/s/ V.A. Bailey	Director	March 1, 2021
V.A. Bailey

/s/ N.P. Becker	Director	March 1, 2021
N. P. Becker

/s/ E. R. Conley	Director	March 1, 2021
E. R. Conley

/s/ A. J. Fohrer	Director	March 1, 2021
A. J. Fohrer

/s/ S. M. Gutierrez	Director	March 1, 2021
S. M. Gutierrez

/s/ J.A. Hughes	Director	March 1, 2021
J.A. Hughes

/s/ M. T. Mullarkey	Director	March 1, 2021
M. T. Mullarkey

/s/ D. K. Schwanz	Director	March 1, 2021
D. K. Schwanz

/s/ B. W. Wilkinson	Director	March 1, 2021
B. W. Wilkinson
E - 1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	March 1, 2021	By	/s/ P. K. Collawn
P. K. Collawn
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	March 1, 2021
P. K. Collawn
President and
Chief Executive Officer

/s/ J. D. Tarry	Principal Financial Officer and Director	March 1, 2021
J. D. Tarry
Senior Vice President and
Chief Financial Officer

/s/ H. E. Monroy	Principal Accounting Officer	March 1, 2021
H. E. Monroy
Vice President and Corporate Controller

/s/ R. N. Darnell	Director	March 1, 2021
R. N. Darnell

/s/ C. N. Eldred	Director	March 1, 2021
C. N. Eldred

/s/ C. M. Olson	Director	March 1, 2021
C. M. Olson
E - 2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date:	March 1, 2021	By	/s/ P. K. Collawn
P. K. Collawn
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	March 1, 2021
P. K. Collawn
Chief Executive Officer

/s/ J. D. Tarry	Principal Financial Officer and Director	March 1, 2021
J. D. Tarry
Senior Vice President and
Chief Financial Officer

/s/ H. E. Monroy	Principal Accounting Officer	March 1, 2021
H. E. Monroy
Vice President and Corporate Controller

/s/ R. N. Darnell	Director	March 1, 2021
R. N. Darnell

/s/ C. N. Eldred	Director	March 1, 2021
C. N. Eldred

/s/ C. M. Olson	Director	March 1, 2021
C. M. Olson

/s/ J. N. Walker	Director	March 1, 2021
J. N. Walker
E - 3