Form 10-Q
period 2021-03-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2021-04-30
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 23, 2021, 85,834,874 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of April 23, 2021 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of April 23, 2021 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2017 IRP	PNM’s 2017 IRP
2020 IRP	PNM’s 2020 IRP
DCOS	TNMP’s applications for a distribution cost recovery factor
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
BTU	British Thermal Unit
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAE	Coalition for Clean Affordable Energy
CCR	Coal Combustion Residuals
CFIUS	Committee on Foreign Investment in the United States
CFRE	Citizens for Fair Rates and the Environment
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
COVID-19	Novel coronavirus global pandemic
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOI	United States Department of Interior
EGU	Electric Generating Unit
EIM	California Independent System Operator Western Energy Imbalance Market
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTC	Federal Trade Commission
FTY	Future Test Year

GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
HSR	Hart-Scott Rodino Antitrust Improvement Act of 1976
Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind I	La Joya Wind Facility generating 166 MW of output that became operational in February 2021
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that is expected to be operational in March 2021
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub
Merger Backstop Revolving Facility	$300.0 million 364-day revolving credit facility
Merger Backstop Term Loan	$50.0 million 364-day delayed-draw term loan credit facility
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined below)
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR, now known as New Mexico PPA Corporation
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income

OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2019 $40.0 Million Term Loan	PNM’s $40.0 Million Unsecured Term Loan
PNM 2020 Term Loan	PNM’s $250.0 million Unsecured Term Loan issued on April 15, 2020, of which $100.0 million was repaid on April 30, 2020
PNM Floating Rate PCRBs	PNM's $100.3 million PCRBs remarketed on July 1, 2020
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2015 Term Loan	PNMR’s $150.0 Million Three-Year Unsecured Term Loan that matured on March 9, 2018
PNMR 2018 SUNS	PNMR’s $300.0 Million Senior Unsecured Notes issued on March 9, 2018
PNMR 2018 Two-Year Term Loan	PNMR’s $50.0 Million Two-Year Unsecured Term Loan
PNMR 2019 Term Loan	PNMR’s $150.0 Million Unsecured Term Loan
PNMR 2020 Forward Equity Sale Agreements	PNMR’s Block Equity Sale of 6.2 million Shares of PNMR Common Stock with Forward Sales Agreement
PNMR 2020 Term Loan	PNMR’s $150.0 million Unsecured Term Loan that matures on January 31, 2022
PNMR 2020 Delayed-Draw Term Loan	PNMR’s $300.0 million Unsecured Delayed-Draw Term Loan that matures on January 31, 2022
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $40.0 million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $65.0 Million Unsecured Term Loan that matures on January 31, 2022
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station

SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SJGS RA	San Juan Project Restructuring Agreement
SO2	Sulfur Dioxide
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application Filed May 30, 2018
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
Western Spirit Line	A 153-mile 345-kV transmission line that PNM has agreed to purchase, subject to certain conditions being met prior to closing
Westmoreland	Westmoreland Coal Company
Westmoreland Loan	$125.0 Million of funding provided by NM Capital to WSJ
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$346,585	$322,983
Alternative revenue programs	(909)	426
Other electric operating revenue	19,031	10,213
Total electric operating revenues	364,707	333,622
Operating Expenses:
Cost of energy	115,396	98,710
Administrative and general	59,465	46,032
Energy production costs	36,896	33,618
Depreciation and amortization	69,874	68,973
Transmission and distribution costs	17,317	17,286
Taxes other than income taxes	22,593	21,265
Total operating expenses	321,541	285,884
Operating income	43,166	47,738
Other Income and Deductions:
Interest income	3,559	3,423
Gains on investment securities	968	(32,849)
Other income	4,252	2,316
Other (deductions)	(3,290)	(3,473)
Net other income and deductions	5,489	(30,583)
Interest Charges	25,884	30,434
Earnings (Loss) before Income Taxes	22,771	(13,279)
Income Taxes (Benefits)	1,566	(1,880)
Net Earnings (Loss)	21,205	(11,399)
(Earnings) Attributable to Valencia Non-controlling Interest	(3,494)	(3,729)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings (Loss) Attributable to PNMR	$17,579	$(15,260)
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	$0.20	$(0.19)
Diluted	$0.20	$(0.19)
Dividends Declared per Common Share	$0.3275	$0.3075

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net Earnings (Loss)	$21,205	$(11,399)
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) of $845 and $1,088	(2,481)	(3,195)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $919 and $301	(2,699)	(884)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(530) and $(527)	1,557	1,548
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(317) and $507	930	(1,491)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $158 and $10	(466)	(28)
Total Other Comprehensive Income (Loss)	(3,159)	(4,050)
Comprehensive Income (Loss)	18,046	(15,449)
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,494)	(3,729)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income (Loss) Attributable to PNMR	$14,420	$(19,310)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$21,205	$(11,399)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	78,857	77,535
Deferred income tax expense (benefit)	1,447	(1,826)
(Gains) losses on investment securities	(967)	32,849
Stock based compensation expense	4,219	3,801
Allowance for equity funds used during construction	(2,621)	(1,195)
Other, net	3,234	776
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	17,205	14,027
Materials, supplies, and fuel stock	4,305	3,806
Other current assets	(18,978)	105
Other assets	6,561	7,429
Accounts payable	(9,647)	(1,224)
Accrued interest and taxes	76	(10,830)
Other current liabilities	(4,369)	(3,570)
Other liabilities	(14,050)	(16,485)
Net cash flows from operating activities	86,477	93,799

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(172,235)	(140,208)
Proceeds from sales of investment securities	123,596	149,355
Purchases of investment securities	(126,485)	(152,108)
Investments in NMRD	—	(10,000)
Distributions from NMRD	572	—
Other, net	97	122
Net cash flows used in investing activities	(174,455)	(152,839)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$165,500	$115,500
Long-term borrowings	220,000	—
Repayment of long-term debt	(300,000)	—
Proceeds from stock option exercise	—	24
Awards of common stock	(9,027)	(11,498)
Dividends paid	(28,243)	(24,625)
Valencia’s transactions with its owner	(5,243)	(6,434)
Transmission interconnection and security deposit arrangements	5,460	370
Refunds paid under transmission interconnection arrangements	(584)	(1,744)
Debt issuance costs and other, net	(292)	(137)
Net cash flows from financing activities	47,571	71,456

Change in Cash, Restricted Cash, and Equivalents	(40,407)	12,416
Cash, Restricted Cash, and Equivalents at Beginning of Period	47,928	3,833
Cash, Restricted Cash, and Equivalents at End of Period	$7,521	$16,249

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$23,317	$26,658
Income taxes paid (refunded), net	$—	$(131)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$49,092	$6,699

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,521	$47,928
Accounts receivable, net of allowance for credit losses of $11,274 and $8,333	102,462	113,410
Unbilled revenues	42,953	55,504
Other receivables	17,979	23,797
Materials, supplies, and fuel stock	62,113	66,417
Regulatory assets	29,133	202
Income taxes receivable	5,553	5,672
Other current assets	60,764	64,549
Total current assets	328,478	377,479
Other Property and Investments:
Investment securities	437,028	440,115
Equity investment in NMRD	87,769	90,655
Other investments	186	284
Non-utility property, net	23,872	24,075
Total other property and investments	548,855	555,129
Utility Plant:
Plant in service, held for future use, and to be abandoned	8,532,455	8,480,799
Less accumulated depreciation and amortization	2,883,146	2,835,170
	5,649,309	5,645,629
Construction work in progress	282,704	218,719
Nuclear fuel, net of accumulated amortization of $47,253 and $41,367	98,502	100,801
Net utility plant	6,030,515	5,965,149
Deferred Charges and Other Assets:
Regulatory assets	555,150	557,790
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	99,017	105,133
Other deferred charges	102,997	100,877
Total deferred charges and other assets	1,035,461	1,042,097
	$7,943,309	$7,939,854

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$197,500	$32,000
Current installments of long-term debt	1,010,559	575,518
Accounts payable	110,577	169,317
Customer deposits	4,877	6,606
Accrued interest and taxes	68,164	68,206
Regulatory liabilities	6,890	7,471
Operating lease liabilities	28,160	27,460
Dividends declared	28,243	28,243
Other current liabilities	56,150	62,841
Total current liabilities	1,511,120	977,662
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	2,205,133	2,719,632
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	702,008	694,512
Regulatory liabilities	854,748	850,228
Asset retirement obligations	185,700	183,421
Accrued pension liability and postretirement benefit cost	54,274	58,101
Operating lease liabilities	71,492	81,065
Other deferred credits	259,079	255,230
Total deferred credits and other liabilities	2,127,301	2,122,557
Total liabilities	5,843,554	5,819,851
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,425,133	1,429,941
Accumulated other comprehensive income (loss), net of income taxes	(82,342)	(79,183)
Retained earnings	688,175	698,707
Total PNMR common stockholders’ equity	2,030,966	2,049,465
Non-controlling interest in Valencia	57,260	59,009
Total equity	2,088,226	2,108,474
	$7,943,309	$7,939,854

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2020	$1,429,941	$(79,183)	$698,707	$2,049,465	$59,009	$2,108,474
Net earnings before subsidiary preferred stock dividends	—	—	17,711	17,711	3,494	21,205
Total other comprehensive income (loss)	—	(3,159)	—	(3,159)	—	(3,159)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(28,111)	(28,111)	—	(28,111)
Awards of common stock	(9,027)	—	—	(9,027)	—	(9,027)
Stock based compensation expense	4,219	—	—	4,219	—	4,219
Valencia’s transactions with its owner	—	—	—	—	(5,243)	(5,243)
Balance at March 31, 2021	$1,425,133	$(82,342)	$688,175	$2,030,966	$57,260	$2,088,226

Balance at December 31, 2019	$1,150,552	$(99,377)	$627,523	$1,678,698	$63,052	$1,741,750
Net earnings (loss) before subsidiary preferred stock dividends	—	—	(15,128)	(15,128)	3,729	(11,399)
Total other comprehensive income (loss)	—	(4,050)	—	(4,050)	—	(4,050)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(24,493)	(24,493)	—	(24,493)
Proceeds from stock option exercise	24	—	—	24	—	24
Awards of common stock	(11,498)	—	—	(11,498)	—	(11,498)
Stock based compensation expense	3,801	—	—	3,801	—	3,801
Valencia’s transactions with its owner	—	—	—	—	(6,434)	(6,434)
Balance at March 31, 2020	$1,142,879	$(103,427)	$587,770	$1,627,222	$60,347	$1,687,569

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$251,206	$235,759
Alternative revenue programs	976	2,161
Other electric operating revenue	19,031	10,213
Total electric operating revenues	271,213	248,133
Operating Expenses:
Cost of energy	88,886	74,524
Administrative and general	47,134	41,668
Energy production costs	36,896	33,618
Depreciation and amortization	41,949	41,449
Transmission and distribution costs	10,659	10,915
Taxes other than income taxes	12,639	12,354
Total operating expenses	238,163	214,528
Operating income	33,050	33,605
Other Income and Deductions:
Interest income	3,595	3,496
Gains (losses) on investment securities	968	(32,849)
Other income	2,708	1,509
Other (deductions)	(2,432)	(2,687)
Net other income and deductions	4,839	(30,531)
Interest Charges	12,893	17,629
Earnings (Loss) before Income Taxes	24,996	(14,555)
Income Taxes (Benefits)	2,834	(2,359)
Net Earnings (Loss)	22,162	(12,196)
(Earnings) Attributable to Valencia Non-controlling Interest	(3,494)	(3,729)
Net Earnings (Loss) Attributable to PNM	18,668	(15,925)
Preferred Stock Dividends Requirements	(132)	(132)
Net Earnings (Loss) Available for PNM Common Stock	$18,536	$(16,057)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net Earnings (Loss)	$22,162	$(12,196)
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) of $845 and $1,088	(2,481)	(3,195)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $919 and $301	(2,699)	(884)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(530) and $(527)	1,557	1,548
Total Other Comprehensive Income (Loss)	(3,623)	(2,531)
Comprehensive Income (Loss)	18,539	(14,727)
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,494)	(3,729)
Comprehensive Income (Loss) Attributable to PNM	$15,045	$(18,456)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$22,162	$(12,196)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	50,108	49,422
Deferred income tax expense (benefit)	2,910	(2,141)
(Gains) losses on investment securities	(967)	32,849
Allowance for equity funds used during construction	(2,135)	(1,044)
Other, net	911	811
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	17,491	11,927
Materials, supplies, and fuel stock	4,341	4,340
Other current assets	(21,763)	(393)
Other assets	5,780	4,612
Accounts payable	(934)	(260)
Accrued interest and taxes	14,729	5,917
Other current liabilities	(1,911)	746
Other liabilities	(13,196)	(12,588)
Net cash flows from operating activities	77,526	82,002

Cash Flows From Investing Activities:
Utility plant additions	(88,198)	(70,586)
Proceeds from sales of investment securities	123,596	149,355
Purchases of investment securities	(126,485)	(152,108)
Other, net	97	122
Net cash flows used in investing activities	(90,990)	(73,217)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$(10,000)	$2,000
Dividends paid	(132)	(132)
Valencia’s transactions with its owner	(5,243)	(6,434)
Transmission interconnection and security deposit arrangements	3,810	370
Refunds paid under transmission interconnection arrangements	(584)	(1,744)
Debt issuance costs and other, net	87	(81)
Net cash flows from financing activities	(12,062)	(6,021)

Change in Cash, Restricted Cash, and Equivalents	(25,526)	2,764
Cash, Restricted Cash, and Equivalents at Beginning of Period	31,446	1,001
Cash, Restricted Cash, and Equivalents at End of Period	$5,920	$3,765

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$7,568	$9,397
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$30,828	$(2,366)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,920	$31,446
Accounts receivable, net of allowance for credit losses of $9,918 and $8,333	75,607	88,239
Unbilled revenues	33,927	43,724
Other receivables	16,160	21,814
Affiliate receivables	8,983	8,819
Materials, supplies, and fuel stock	56,132	60,472
Regulatory assets	29,133	—
Income taxes receivable	15,782	15,706
Other current assets	50,441	51,908
Total current assets	292,085	322,128
Other Property and Investments:
Investment securities	437,028	440,115
Other investments	22	120
Non-utility property, net	9,661	9,505
Total other property and investments	446,711	449,740
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,057,687	6,022,753
Less accumulated depreciation and amortization	2,189,978	2,158,915
	3,867,709	3,863,838
Construction work in progress	165,809	148,962
Nuclear fuel, net of accumulated amortization of $47,253 and $41,367	98,502	100,801
Net utility plant	4,132,020	4,113,601
Deferred Charges and Other Assets:
Regulatory assets	456,374	457,953
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	91,652	97,461
Other deferred charges	90,672	88,518
Total deferred charges and other assets	690,330	695,564
	$5,561,146	$5,581,033

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$10,000
Current installments of long-term debt	345,701	345,570
Accounts payable	89,288	121,050
Affiliate payables	8,475	14,058
Customer deposits	4,877	6,606
Accrued interest and taxes	47,434	32,630
Regulatory liabilities	4,734	5,419
Operating lease liabilities	25,868	25,130
Dividends declared	132	132
Other current liabilities	36,410	33,737
Total current liabilities	562,919	594,332
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,351,494	1,351,050
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	586,266	579,150
Regulatory liabilities	663,429	664,873
Asset retirement obligations	184,982	182,718
Accrued pension liability and postretirement benefit cost	52,826	56,273
Operating lease liabilities	66,657	75,941
Other deferred credits	204,128	201,415
Total deferred credits and liabilities	1,758,288	1,760,370
Total liabilities	3,672,701	3,705,752
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,494,918	1,494,918
Accumulated other comprehensive income (loss), net of income taxes	(82,134)	(78,511)
Retained earnings	406,872	388,336
Total PNM common stockholder’s equity	1,819,656	1,804,743
Non-controlling interest in Valencia	57,260	59,009
Total equity	1,876,916	1,863,752
	$5,561,146	$5,581,033

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2020	$1,494,918	$(78,511)	$388,336	$1,804,743	$59,009	$1,863,752
Net earnings	—	—	18,668	18,668	3,494	22,162
Total other comprehensive income (loss)	—	(3,623)	—	(3,623)	—	(3,623)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(5,243)	(5,243)
Balance at March 31, 2021	$1,494,918	$(82,134)	$406,872	$1,819,656	$57,260	$1,876,916

Balance at December 31, 2019	$1,264,918	$(99,055)	$283,516	$1,449,379	$63,052	$1,512,431
Net earnings (loss)	—	—	(15,925)	(15,925)	3,729	(12,196)
Total other comprehensive income (loss)	—	(2,531)	—	(2,531)	—	(2,531)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(40,654)	(40,654)	—	(40,654)
Valencia’s transactions with its owner	—	—	—	—	(6,434)	(6,434)
Balance at March 31, 2020	$1,264,918	$(101,586)	$226,805	$1,390,137	$60,347	$1,450,484

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$95,379	$87,224
Alternative revenue programs	(1,885)	(1,735)
Total electric operating revenues	93,494	85,489
Operating Expenses:
Cost of energy	26,510	24,186
Administrative and general	12,230	10,773
Depreciation and amortization	22,190	21,836
Transmission and distribution costs	6,658	6,371
Taxes other than income taxes	8,881	7,978
Total operating expenses	76,469	71,144
Operating income	17,025	14,345
Other Income and Deductions:
Other income	1,386	670
Other (deductions)	(324)	(109)
Net other income and deductions	1,062	561
Interest Charges	8,475	7,172
Earnings before Income Taxes	9,612	7,734
Income Taxes	877	642
Net Earnings	$8,735	$7,092

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$8,735	$7,092
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	22,428	22,117
Deferred income tax expense (benefit)	(1,471)	(2,090)
Other, net	(477)	(141)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(286)	2,099
Materials and supplies	(36)	(534)
Other current assets	1,231	939
Other assets	1,322	2,310
Accounts payable	(3,182)	(1,828)
Accrued interest and taxes	(9,911)	(11,376)
Other current liabilities	(373)	(2,681)
Other liabilities	(1,310)	(700)
Net cash flows from operating activities	16,670	15,207
Cash Flows From Investing Activities:
Utility plant additions	(76,149)	(60,419)
Net cash flows used in investing activities	(76,149)	(60,419)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	43,100	55,000
Transmission interconnection arrangements	1,650	—
Debt issuance costs and other, net	(71)	(53)
Net cash flows from financing activities	44,679	54,947

Change in Cash and Cash Equivalents	(14,800)	9,735
Cash and Cash Equivalents at Beginning of Period	14,800	1,000
Cash and Cash Equivalents at End of Period	$—	$10,735

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$9,229	$8,452
Income taxes paid (refunded), net	$—	$(131)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$13,465	$2,839

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$14,800
Accounts receivable, net of allowance for credit losses of $1,356 and zero	26,855	25,171
Unbilled revenues	9,026	11,780
Other receivables	3,610	3,703
Affiliate receivables	64	—
Materials and supplies	5,981	5,945
Regulatory assets	—	202
Other current assets	897	1,738
Total current assets	46,433	63,339
Other Property and Investments:
Other investments	164	164
Non-utility property, net	12,942	13,298
Total other property and investments	13,106	13,462
Utility Plant:
Plant in service and plant held for future use	2,208,601	2,193,270
Less accumulated depreciation and amortization	548,896	537,707
	1,659,705	1,655,563
Construction work in progress	107,000	61,359
Net utility plant	1,766,705	1,716,922
Deferred Charges and Other Assets:
Regulatory assets	98,776	99,837
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	6,937	7,206
Other deferred charges	4,628	5,149
Total deferred charges and other assets	337,006	338,857
	$2,163,250	$2,132,580

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$43,100	$—
Accounts payable	16,973	33,620
Affiliate payables	3,460	5,883
Accrued interest and taxes	31,626	41,538
Regulatory liabilities	2,156	2,052
Operating lease liabilities	2,185	2,193
Other current liabilities	6,051	4,486
Total current liabilities	105,551	89,772
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	853,639	853,673
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	145,582	145,369
Regulatory liabilities	191,319	185,355
Asset retirement obligations	718	703
Accrued pension liability and postretirement benefit cost	1,448	1,828
Operating lease liabilities	4,515	4,779
Other deferred credits	26,065	25,423
Total deferred credits and other liabilities	369,647	363,457
Total liabilities	1,328,837	1,306,902
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	685,166	685,166
Retained earnings	149,183	140,448
Total common stockholder’s equity	834,413	825,678
	$2,163,250	$2,132,580

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2020	$64	$685,166	$140,448	$825,678
Net earnings	—	—	8,735	8,735
Balance at March 31, 2021	$64	$685,166	$149,183	$834,413

Balance at December 31, 2019	$64	$614,166	$140,397	$754,627
Net earnings	—	—	7,092	7,092
Dividends declared on common stock	—	—	(11,347)	(11,347)
Balance at March 31, 2020	$64	$614,166	$136,142	$750,372

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2021 and December 31, 2020, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2021 and 2020. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2020 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2021 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual audited Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2020 Annual Reports on Form 10-K.

GAAP defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Based on their nature, magnitude, and timing, certain subsequent events may be required to be reflected at the balance sheet date and/or required to be disclosed in the financial statements. The Company has evaluated subsequent events accordingly.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. The Board declared dividends on common stock of $0.3275 per share in March 2021 and $0.3075 per share in February 2020, which are reflected as "Dividends Declared per Common Share" on the PNMR Condensed Consolidated Statements of Earnings.

PNM declared cash dividends on its common stock to PNMR of $40.7 million in the three months ended March 31, 2020 that were subsequently paid on April 6, 2020. TNMP declared cash dividends on its common stock to PNMR of $11.3 million in the three months ended March 31, 2020 that were subsequently paid on April 1, 2020. Neither PNM nor TNMP declared or paid any cash dividends in the three months ended March 31, 2021.

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

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended March 31, 2021
Electric operating revenues	$271,213	$93,494	$—	$364,707
Cost of energy	88,886	26,510	—	115,396
Utility margin	182,327	66,984	—	249,311
Other operating expenses	107,328	27,769	1,174	136,271
Depreciation and amortization	41,949	22,190	5,735	69,874
Operating income (loss)	33,050	17,025	(6,909)	43,166
Interest income	3,595	—	(36)	3,559
Other income	1,244	1,062	(376)	1,930
Interest charges	(12,893)	(8,475)	(4,516)	(25,884)
Segment earnings (loss) before income taxes	24,996	9,612	(11,837)	22,771
Income taxes (benefit)	2,834	877	(2,145)	1,566
Segment earnings (loss)	22,162	8,735	(9,692)	21,205
Valencia non-controlling interest	(3,494)	—	—	(3,494)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$18,536	$8,735	$(9,692)	$17,579

At March 31, 2021:
Total Assets	$5,561,146	$2,163,250	$218,913	$7,943,309
Goodwill	$51,632	$226,665	$—	$278,297

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

The Company defines utility margin as electric operating revenues less cost of energy. Cost of energy consists primarily of fuel and purchase power costs for PNM and costs charged by third-party transmission providers for TNMP. The Company believes that utility margin provides a more meaningful basis for evaluating operations than electric operating revenues since substantially all such costs are offset in revenues as fuel and purchase power costs are passed through to customers under PNM’s FPPAC and third-party transmission costs are passed on to customers through TNMP’s transmission cost recovery factor. Utility margin is not a financial measure required to be presented and is considered a non-GAAP measure.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	PNMR Consolidated
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2020	$20,403	$(98,914)	$(78,511)	$(672)	$(79,183)
Amounts reclassified from AOCI (pre-tax)	(3,618)	2,087	(1,531)	(624)	(2,155)
Income tax impact of amounts reclassified	919	(530)	389	158	547
Other OCI changes (pre-tax)	(3,326)	—	(3,326)	1,247	(2,079)
Income tax impact of other OCI changes	845	—	845	(317)	528
Net after-tax change	(5,180)	1,557	(3,623)	464	(3,159)
Balance at March 31, 2021	$15,223	$(97,357)	$(82,134)	$(208)	$(82,342)

Balance at December 31, 2019	$10,638	$(109,693)	$(99,055)	$(322)	$(99,377)
Amounts reclassified from AOCI (pre-tax)	(1,185)	2,075	890	(38)	852
Income tax impact of amounts reclassified	301	(527)	(226)	10	(216)
Other OCI changes (pre-tax)	(4,283)	—	(4,283)	(1,998)	(6,281)
Income tax impact of other OCI changes	1,088	—	1,088	507	1,595
Net after-tax change	(4,079)	1,548	(2,531)	(1,519)	(4,050)
Balance at March 31, 2020	$6,559	$(108,145)	$(101,586)	$(1,841)	$(103,427)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)    Earnings Per Share

Dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. PNMR’s potentially dilutive shares consist of restricted stock and PNMR common stock issuable in 2020 under the PNMR 2020 Forward Equity Sale Agreements, which are calculated under the treasury stock method. See Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share amounts)
Net Earnings (Loss) Attributable to PNMR	$17,579	$(15,260)
Average Number of Common Shares:
Outstanding during period	85,835	79,654
Vested awards of restricted stock	196	217
Average Shares – Basic	86,031	79,871
Dilutive Effect of Common Stock Equivalents:
Restricted stock	24	—
Average Shares – Diluted	86,055	79,871

Net Earnings (Loss) Per Share of Common Stock:
Basic	$0.20	$(0.19)
Diluted	$0.20	$(0.19)
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

Additional information concerning electric operating revenue is contained in Note 4 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary, and amounts that are deemed uncollectible are written off. As a result of the economic conditions resulting from the COVID-19 pandemic, PNM updated its allowance for accounts receivable balances and recorded incremental credit losses of $1.6 million and $0.3 million in the three months ended March 31, 2021 and 2020. The NMPRC issued an order authorizing all public utilities to create a regulatory asset to defer incremental costs related to COVID-19, including increases in uncollectible accounts. See discussion regarding regulatory treatment in Note 12.

In February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. During the weather event, generators experienced an

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

extreme spike in market driven fuel prices and in turn charged REPs excessive market driven power prices which eventually get passed to end users on their electricity bill. Given the uncertainty of the collectability of end users bills by REP’s, ERCOT also increased the collateral required by REPs in order to do business within ERCOT's Balancing Authority. In response to the uncertainty, TNMP has performed an analysis of its accounts receivable balances and has recorded an allowance for credit losses of $1.4 million as of March 31, 2021. TNMP has regulatory authorization to defer bad debt expense (credit losses) from defaulting REPs to a regulatory asset and seek recovery in a general rate case.

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects alternative revenue program revenues ("ARP") and other revenues.

	PNM	TNMP	PNMR Consolidated
Three Months Ended March 31, 2021	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$114,669	$35,094	$149,763
Commercial	81,934	29,429	111,363
Industrial	18,900	7,293	26,193
Public authority	4,587	1,482	6,069
Economy energy service	10,581	—	10,581
Transmission	17,503	21,121	38,624
Miscellaneous	3,032	960	3,992
Total revenues from contracts with customers	251,206	95,379	346,585
Alternative revenue programs	976	(1,885)	(909)
Other electric operating revenues	19,031	—	19,031
Total Electric Operating Revenues	$271,213	$93,494	$364,707

Three Months Ended March 31, 2020
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

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $73.2 million at March 31, 2021 and $86.2 million at December 31, 2020 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company had no contract assets as of March 31, 2021 or December 31, 2020. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer's capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. PNMR's, PNM's, and TNMP's contract liabilities and related revenues are insignificant for all periods presented. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

(6)     Variable Interest Entities

How an enterprise evaluates and accounts for its involvement with variable interest entities, focuses primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity (“VIE”). This evaluation requires continual reassessment of the primary beneficiary of a VIE. Additional information concerning PNM’s VIEs is contained in Note 10 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three months ended March 31, 2021 and 2020, PNM paid $4.9 million and $5.0 million for fixed charges and $0.2 million and $0.4 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating revenues	$5,127	$5,353
Operating expenses	1,633	1,624
Earnings attributable to non-controlling interest	$3,494	$3,729

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	March 31,	December 31,
	2021	2020
	(In thousands)
Current assets	$3,282	$3,911
Net property, plant, and equipment	55,035	55,744
Total assets	58,317	59,655
Current liabilities	1,057	646
Owners’ equity – non-controlling interest	$57,260	$59,009

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 11, PNM purchases coal for SJGS under the SJGS CSA. On October 9, 2018, Westmoreland filed a Current Report on Form 8-K with the SEC announcing it had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 15, 2019, Westmoreland emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, the assets of SJCC were sold to Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of SJCC including obligations to PNM under the SJGS CSA and to PNMR under letter of credit support agreements.

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
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support constitute PNMR’s maximum exposure to loss from the VIE at March 31, 2021.

(7)    Fair Value of Derivative and Other Financial Instruments

Additional information concerning energy related derivative contracts and other financial instruments is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

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

Unusually cold weather in February 2021 resulted in higher than expected natural gas and purchased power costs. PNM mitigated the impacts from the cold weather by securing gas supplies in advance, engaging in market purchases when lower prices were available, and adjusting plant operation of its gas units to minimize reliance on higher-priced gas supplies. PNM estimates the impact of the cold weather conditions in 2021 resulted in approximately $20 million of additional natural gas costs and approximately $8 million in additional purchased power costs. These increases will be passed through to customers under the FPPAC over the remainder of 2021.

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the three months ended March 31, 2021 and the year ended December 31, 2020, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	March 31, 2021	December 31, 2020
	(In thousands)
Other current assets	$1,097	$1,096
Other deferred charges	183	455
	1,280	1,551
Other current liabilities	(1,097)	(1,096)
Other deferred credits	(183)	(455)
	(1,280)	(1,551)
Net	$—	$—

PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. All of the assets and liabilities in the table above at March 31, 2021 and December 31, 2020 result from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery.

At March 31, 2021 and December 31, 2020, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at both March 31, 2021 and December 31, 2020, amounts posted as cash collateral under margin arrangements were $0.5 million, which is included in other current assets on the Condensed Consolidated Balance Sheets. At both March 31, 2021 and December 31, 2020, obligations to return cash collateral were $0.9 million, which is included in other deferred credits on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. There were no amounts hedged under this plan as of March 31, 2021 or December 31, 2020.
The effects of mark-to-market commodity derivative instruments on PNM’s revenues and cost of energy during the three months ended March 31, 2021 and 2020 were less than $0.1 million. Commodity derivatives had no impact on OCI for the periods presented.

PNM has no open energy or gas commodity volume positions at March 31, 2021 or December 31, 2020.

PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At March 31, 2021 and December 31, 2020, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At March 31, 2021 and December 31, 2020, the fair value of investment securities included $376.8 million and $379.2 million for the NDT and $60.2 million and $60.9 million for the mine reclamation trusts.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At March 31, 2021 and December 31, 2020, PNM had no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings. Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$2,022	$(1,315)
Net gains (losses) from equity securities still held	(3,166)	(18,931)
Total net gains (losses) on equity securities	(1,144)	(20,246)
Available-for-sale debt securities:
Net gains (losses) on debt securities	2,112	(12,603)
Net gains (losses) on investment securities	$968	$(32,849)

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $1.1 million and $(12.7) million for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Proceeds from sales	$123,596	$149,355
Gross realized gains	$8,692	$5,825
Gross realized (losses)	$(3,443)	$(7,035)

At March 31, 2021, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$31,510
After 1 year through 5 years	71,643
After 5 years through 10 years	103,946
After 10 years through 15 years	18,105
After 15 years through 20 years	11,804
After 20 years	34,529
$271,537

Fair Value Disclosures

The Company determines the fair values of its derivative and other financial instruments based on the hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of March 31, 2021 and December 31, 2020. Management of the Company independently verifies the information provided by pricing services.

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
March 31, 2021
Cash and cash equivalents	$11,590	$11,590	$—
Equity securities:
Corporate stocks, common	86,527	86,527	—
Corporate stocks, preferred	9,835	3,456	6,379
Mutual funds and other	57,539	57,498	41
Available-for-sale debt securities:
U.S. government	58,575	31,193	27,382	$388
International government	15,380	—	15,380	1,641
Municipals	47,188	—	47,188	2,080
Corporate and other	150,394	—	150,394	16,334
	$437,028	$190,264	$246,764	$20,443

December 31, 2020
Cash and cash equivalents	$6,107	$6,107	$—
Equity securities:
Corporate stocks, common	85,271	85,271	—
Corporate stocks, preferred	9,910	3,608	6,302
Mutual funds and other	58,817	58,762	55
Available-for-sale debt securities:
U.S. government	55,839	29,579	26,260	$950
International government	16,032	—	16,032	2,537
Municipals	50,139	—	50,139	2,779
Corporate and other	158,000	3	157,997	21,121
	$440,115	$183,330	$256,785	$27,387

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
March 31, 2021	(In thousands)
PNMR	$3,215,692	$3,157,858
PNM	$1,697,195	$1,561,816
TNMP	$853,639	$931,042

December 31, 2020
PNMR	$3,295,150	$3,355,761
PNM	$1,696,620	$1,602,547
TNMP	$853,673	$1,006,722

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

(8)    Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. The Company has not awarded stock options since 2010 and all employee stock options expired or were exercised as of February 2020. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At March 31, 2021, PNMR had unrecognized expense related to stock awards of $6.7 million, which is expected to be recognized over an average of 2.1 years.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Three Months Ended March 31,
Restricted Shares and Performance Based Shares	2021	2020
Expected quarterly dividends per share	$0.3275	$0.3075
Risk-free interest rate	0.32%	0.72%

Market-Based Shares
Dividend yield	2.76%	2.51%
Expected volatility	33.69%	19.41%
Risk-free interest rate	0.29%	0.72%

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the three months ended March 31, 2021:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2020	168,061	$40.77
Granted	194,075	43.68
Exercised	(189,098)	42.26
Forfeited	(851)	43.77
Outstanding at March 31, 2021	172,187	$42.41

PNMR’s current stock-based compensation program provides for performance and market targets through 2023. Included in the above table are 124,941 previously awarded shares that were earned for the 2018-2020 performance measurement period and ratified by the Board in February 2021 (based upon achieving market and performance targets at near "maximum" levels). Excluded from the table above are 142,080, 142,047 and 152,414 shares for the three-year performance periods ending in 2021, 2022 and 2023 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Three Months Ended March 31,
Restricted Stock	2021	2020
Weighted-average grant date fair value	$43.68	$36.88
Total fair value of restricted shares that vested (in thousands)	$8,967	$11,269

Stock Options
Total intrinsic value of options exercised (in thousands)	$—	$84
(9)   Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities and term loans contains a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR and PNMR Development agreements this ratio must be maintained at less than or

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

equal to 70%, and for the PNM and TNMP agreements this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities and term loans generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

Financing Activities

In August 2020, PNMR entered into letter of credit arrangements with Wells Fargo Bank, N.A. (the "WFB LOC Facility") under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds currently held by WSJ LLC (who assumed all the obligations of SJCC post-bankruptcy). The reclamation bonds were required to be posted in connection with permits relating to the operation of the San Juan mine.

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.25% SUNs (the “PNMR 2018 SUNs”), which matured on March 9, 2021. The proceeds from the offering were used to repay the $150.0 million PNMR 2015 Term Loan that was due on March 9, 2018 and to reduce borrowings under the PNMR Revolving Credit Facility. On December 22, 2020, PNMR entered into the $300.0 million PNMR 2020 Delayed-Draw Term Loan that matures in January 2022 and drew $80.0 million to refinance existing indebtedness and for other corporate purposes. On March 9, 2021, PNMR utilized the remaining $220.0 million of capacity under the PNMR 2020 Delayed-Draw Term Loan to repay an equivalent amount of the PNMR 2018 SUNs. The remaining $80.0 million repayment of the PNMR 2018 SUNs was funded through borrowings under the PNMR Revolving Credit Facility.

On October 20, 2020, the execution of the Merger Agreement constituted a “Change of Control” under certain PNMR, TNMP and PNMR Development debt agreements. Under each of the specified debt agreements, a “Change of Control” constitutes an “Event of Default,” pursuant to which the lender parties thereto have the right to accelerate the indebtedness under the debt agreements. The definition of Change of Control under the PNM debt agreements and PNM note purchase agreements was not triggered by the execution of the Merger Agreement.

On October 26, 2020, PNMR, TNMP and PNMR Development entered into amendment agreements with the lender parties thereto to amend the definition of "Change of Control" such that the entry into the Merger Agreement would not constitute a Change of Control and to waive the Event of Default arising from entry into the Merger Agreement. The amended Change of Control definition under the PNMR, TNMP, and PNMR Development debt agreements will, however, be triggered again upon the closing of the Merger. Prior to the closing of the Merger, the Company intends to coordinate with the lenders and Avangrid to either amend the definition of Change of Control permitting Avangrid ownership of the Company; or to refinance or enter into new debt agreements that would include Avangrid as an owner of the Company. The Change of Control provisions in the PNM debt agreements and PNM note purchase agreements are not triggered by the close of the Merger.

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

At March 31, 2021, variable interest rates were 1.07% on the PNMR 2019 Term Loan that matures in June 2021, 1.21% on the PNMR 2020 Term Loan that matures in January 2022, 1.36% on the PNMR 2020 Delayed-Draw Term Loan that

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

matures in January 2022, 0.76% on the PNM 2019 $40.0 million Term Loan that matures in June 2021, 0.14% on the PNM Floating Rate PCRBs in the weekly mode, and 1.48% on the PNMR Development Term Loan that matures in January 2022.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. Both facilities currently expire on October 31, 2023 and contain options to be extended through October 2024, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds that matures on September 23, 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. PNMR Development has a $40.0 million revolving credit facility that expires on January 31, 2022. PNMR Development has the option to further increase the capacity of this facility to $50.0 million upon 15-days advance notice, subject to approval by the lender. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates.

Short-term debt outstanding consists of:

	March 31,	December 31,
Short-term Debt	2021	2020
	(In thousands)
PNM:
PNM Revolving Credit Facility	$—	$—
PNM 2017 New Mexico Credit Facility	—	10,000
	—	10,000

TNMP Revolving Credit Facility	43,100	—

PNMR:
PNMR Revolving Credit Facility	114,400	12,000
PNMR Development Revolving Credit Facility	40,000	10,000
	$197,500	$32,000

At March 31, 2021, the weighted average interest rate was 1.61% for the PNMR Revolving Credit Facility, 1.11% for the PNMR Development Revolving Credit Facility, and 0.86% for the TNMP Revolving Credit Facility. There were no borrowings outstanding under the PNM 2017 New Mexico Revolving Credit Facility at March 31, 2021.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.4 million, $2.2 million, and zero at March 31, 2021 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of March 31, 2021 and December 31, 2020, neither PNM nor TNMP had any intercompany borrowings from PNMR. PNMR had $32.4 million and zero in intercompany borrowings from PNMR Development at March 31, 2021 and December 31, 2020. PNMR Development had zero and $0.3 million in intercompany borrowings from PNMR at March 31, 2021 and December 31, 2020.

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR for three separate tranches, each of $50.0 million, of its variable rate debt. On March 23, 2021 the 1.926% fixed interest rate hedge agreement expired according to its terms and the remaining agreements are expected to expire in May 2021. The hedge agreements are accounted for as cash flow hedges and had fair values of $0.3 million and $0.9 million at March 31, 2021 and December 31, 2020 that are included in other current liabilities on the Condensed Consolidated Balance Sheets. As discussed in Note 3, changes in the fair value of the cash flow hedges are deferred in AOCI and amounts reclassified to the Condensed Consolidated Statement of Earnings are recorded in interest charges. The fair values were determined using Level 2 inputs under the fair value hierarchy, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At April 23, 2021, PNMR, PNM, TNMP, and PNMR Development had availability of $184.4 million, $395.9 million, $24.5 million, and zero under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. PNM had $40.0 million of availability under the PNM 2017 New Mexico Credit Facility. Total availability at April 23, 2021, on a consolidated basis, was $644.8 million for PNMR. Availability under PNM's Revolving Credit Facility and total availability at PNMR, on a consolidated basis, does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs. As of April 23, 2021, PNM, TNMP, and PNMR Development had no borrowings from PNMR under their intercompany loan agreements however, PNMR had $32.4 million in borrowings from PNMR Development. At April 23, 2021, PNMR, PNM, and TNMP had invested cash of $0.9 million, zero, and zero.

The Company’s debt arrangements have various maturities and expiration dates. The PNM 2019 $40.0 million Term Loan matures in June 2021. In addition, PNM has $146.0 million of PCRBs that must be repriced and $160.0 million of SUNs that mature in October 2021, with an option to repay the SUNs at par as early as July 1, 2021. The $150.0 million PNMR 2019 Term Loan matures in June 2021. The $150.0 million PNMR 2020 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, and the $65.0 million PNMR Development Term Loan all mature in January 2022. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

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

Additional information concerning pension and OPEB plans is contained in Note 11 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K. Annual net periodic benefit cost for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year. Differences between TNMP's annual net periodic costs (income) and amounts included in its regulated rates are deferred to regulatory assets or liabilities, for recovery or refund in future rate proceedings.

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2021	2020	2021	2020	2021	2020
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$6	$10	$—	$—
Interest cost	4,036	4,985	477	613	90	122
Expected return on plan assets	(7,133)	(7,363)	(1,042)	(1,387)	—	—
Amortization of net loss	4,541	4,465	—	87	100	101
Amortization of prior service cost	—	(138)	—	—	—	—
Net Periodic Benefit Cost (Income)	$1,444	$1,949	$(559)	$(677)	$190	$223

PNM did not make any contributions to its pension plan trust in the three months ended March 31, 2021 and 2020 and does not anticipate making any contributions to the pension plan in 2021 or 2022 but expects to contribute $10.8 million in 2023, $11.5 million in 2024, and $10.6 million in 2025 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 2.9%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the three months ended March 31, 2021 and 2020, however, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $0.9 million and $1.1 million in the three months ended March 31, 2021 and 2020. These payments are expected to total $3.3 million in 2021 and $13.1 million for 2022-2025. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $0.3 million in the three months ended March 31, 2021 and 2020 and are expected to total $1.3 million during 2021 and $4.9 million for 2022-2025.

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2021	2020	2021	2020	2021	2020
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$11	$12	$—	$—
Interest cost	435	544	77	93	4	6
Expected return on plan assets	(795)	(821)	(102)	(134)	—	—
Amortization of net (gain) loss	312	315	(80)	(81)	9	6
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(48)	$38	$(94)	$(110)	$13	$12

TNMP did not make any contributions to its pension plan trust in the three months ended March 31, 2021 and 2020 and does not anticipate making any contributions to the pension plan in 2021 through 2025 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 2.9%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three months ended March 31, 2021 and 2020 and does not expect to make contributions to the OPEB trust during the period 2021-2025. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero in the three months ended March 31, 2021 and 2020 and are expected to total $0.1 million during 2021 and $0.3 million in 2022-2025.

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

Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

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

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At both March 31, 2021 and December 31, 2020, PNM had a liability for interim storage costs of $12.8 million, which is included in other deferred credits.

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

The Energy Transition Act

In 2019, the Governor signed into New Mexico state law Senate Bill 489, known as the Energy Transition Act (“ETA”). The ETA became effective as of June 14, 2019 and sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to review and approve utilities’ annual renewable portfolio plans to ensure compliance with the RPS. The ETA also directs the New Mexico Environmental Improvement Board to adopt standards of performance that limit CO2 emissions to no more than 1,100 lbs. per MWh beginning January 1, 2023 for new or existing coal-fired EGUs with original installed capacities exceeding 300 MW.

The ETA provides for a transition from fossil-fuel generation resources to renewable and other carbon-free resources through certain provisions relating to the abandonment of coal-fired generating facilities. These provisions include the use of energy transition bonds, which are designed to be highly rated bonds that can be issued to finance certain costs of abandoning coal-fired facilities that are retired prior to January 1, 2023 for facilities operated by a “qualifying utility,” or prior to January 1, 2032 for facilities that are not operated by a qualifying utility. The amount of energy transition bonds that can be issued to recover abandonment costs is limited to the lesser of $375.0 million or 150% of the undepreciated investment of the facility as of the abandonment date. Proceeds provided by energy transition bonds must be used only for purposes related to providing

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

utility service to customers and to pay energy transition costs (as defined by the ETA). These costs may include plant decommissioning and coal mine reclamation costs provided those costs have not previously been recovered from customers or disallowed by the NMPRC or by a court order. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. Energy transition bonds must be issued under a NMPRC-approved financing order, are secured by “energy transition property,” are non-recourse to the issuing utility, and repaid by a non-bypassable charge paid by all customers of the issuing utility. These customer charges are subject to an adjustment mechanism designed to provide for timely and complete payment of principal and interest due under the energy transition bonds.

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

The ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022 and the planned Four Corners exit in 2024. PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement resource filings with the NMPRC. See additional discussion in Note 12 of PNM’s SJGS and Four Corners Abandonment Applications.

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

In 2017, EPA published revisions to the regional haze rule in the Federal Register. EPA also provided a companion draft guidance document for public comment. The new rule delayed the due date for the next cycle of SIPs from 2019 to 2021, altered the planning process that states must employ in determining whether to impose “reasonable progress” emission reduction measures, and gave new authority to federal land managers to seek additional emission reduction measures outside of the states’ planning process. Finally, the rule made several procedural changes to the regional haze program, including changes to the schedule and process for states to file 5-year progress reports. EPA’s new rule was challenged by numerous parties. On January 19, 2018, EPA filed a motion to hold the case in abeyance in light of several letters issued by EPA on January 17, 2018 to grant various petitions for reconsideration of the 2017 rule revisions. EPA’s decision to revisit the 2017 rule is not a determination on the merits of the issues raised in the petitions.

On December 20, 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. On August 20, 2019, EPA finalized the draft guidance that was released in 2016 as a companion to the regional haze rule revisions. The final guidance differs from the draft in several ways but is likely to be reconsidered by the Biden Administration. SIPs for the second planning period are due in July 2021. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM will retire its share of SJGS in 2022. PNM cannot predict the outcome of these matters with respect to Four Corners.

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

On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines. EPA set the Best System of Emissions Reduction ("BSER") for existing coal-fired power plants as heat rate efficiency improvements based on a range of "candidate technologies" that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA's rule directed states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. On September 17, 2019, the DC Circuit issued an order that granted motions by various petitioners, including industry groups and EPA, to dismiss the cases challenging the Clean Power Plan as moot due to EPA’s issuance of the ACE Rule.

However, on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al. regarding challenges to the ACE Rule. The DC Circuit vacated the ACE Rule and remanded the record back to the EPA for further consideration consistent with its opinion, finding that EPA misinterpreted the CAA when it determined that the language of section 111 unambiguously barred consideration of emissions reductions options that were not applied at the source. An appeal via petitions for certiorari to the US Supreme Court will remain available until June 2021. While the DC Circuit did not uphold the ACE Rule, it did not reinstate the Clean Power Plan. EPA filed a motion seeking a partial stay of the mandate as to the repeal of the Clean Power Plan, to ensure the court’s order will not render effective the now out-of-date Clean Power Plan. On February 22, 2021, the U.S. Court of Appeals for the DC Circuit granted EPA’s motion, indicating that it would withhold issuance of the mandate with respect to the repeal of the Clean Power Plan until EPA responds to the court’s remand in a new rulemaking action. The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that the Biden Administration is unlikely to finalize the revisions proposed in 2018 and that reconsideration of the rule has concluded.

While corresponding NSR reform regulations were proposed as part of the proposed ACE Rule, the final rule did not include such reform measures. Unrelated to the ACE Rule, EPA issued a proposed rule on August 1, 2019, to clarify one aspect of the pre-construction review process for evaluating whether the NSR permitting program would apply to a proposed project at an existing source of emissions. The final rule on NSR Project Emissions Accounting became effective on December 24, 2020, clarifying that both emissions increases and decreases resulting from a project are to be considered in determining whether the proposed project will result in an increase in air emissions. However, the rule may be reconsidered by the Biden Administration.

On January 27, 2021, President Biden signed an extensive Executive Order aimed at addressing climate change concerns domestically and internationally. The order is intended to build on the initial climate-related actions the Biden Administration took on January 20, 2021. It addresses a wide range of issues, including establishing climate change concerns as an essential element of U.S. foreign and security policy, identifying a process to determine the U.S. INDC under the Paris Agreement, and establishing a Special Presidential Envoy for Climate that will sit on the National Security Council. On April 22, 2021, at the Earth Day Summit, as part of the U.S.’s re-entry into the Paris Agreement, President Biden unveiled the goal to cut U.S. emissions by 50% - 52% from 2005 levels by 2030, nearly double the GHG emissions reduction target set by the Obama Administration. The 2030 goal joins President Biden’s other climate goals which include a carbon pollution-free power sector by 2035 and a net-zero emissions economy by no later than 2050.

PNM’s review of the GHG emission reductions standards that may occur as a result of legislation or regulation under the Biden Administration and in response to the court's ruling on the ACE Rule is ongoing. PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance, if any.

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

On March 26, 2021, EPA published in the Federal Register the initial air quality designations for all remaining areas not yet designated under the 2010 SO2 Primary NAAQS. This is EPA’s fourth and final set of actions to designate areas of the U.S. for the 2010 SO2 NAAQS. All areas of New Mexico have been designated attainment/unclassifiable through four rounds of designations by the EPA.

Ozone Standard – On October 1, 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 parts per billion. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. On July 13, 2020, EPA proposed to retain the existing ozone NAAQS based on a review of the full body of currently available scientific evidence and exposure/risk information. EPA finalized its decision to retain the ozone NAAQS in a notice published on December 31, 2020 making it immediately effective. The Center for Biological Diversity filed a lawsuit on February 25, 2021, challenging the decision to retain the existing ozone standard, and the Biden Administration has included the decision in its list of actions that may be reconsidered.

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

During 2017 and 2018, EPA released rules establishing area designations for ozone. In those rules, San Juan County, New Mexico, where SJGS and Four Corners are located, is designated as attainment/unclassifiable and only a small area in Doña Ana County, New Mexico is designated as marginal non-attainment. Although Afton is located in Doña Ana County, it is not located within the small area designated as non-attainment for the 2015 ozone standard. The rule became effective May 8, 2018. Attainment plans for non-attainment areas are due in August 2021.

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

NMED Air Quality Bureau has completed a draft retrospective demonstration showing that this area would be in attainment of the NAAQS but for international emissions. This demonstration allows the area to maintain a marginal non-attainment status and eliminates the need for additional planning requirements and emission reductions. NMED is seeking public comment on the draft document through May 14, 2021.

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

PM Standard – On January 30, 2020, EPA published in the Federal Register a notice announcing the availability of its final Policy Assessment for the Review of the NAAQS for Particulate Matter (the "Final PA"). The final assessment was prepared as part of the review of the primary and secondary PM NAAQS. In the assessment, EPA recommended lowering the primary annual PM2.5 standard to between 8 µg/m3 and 10 µg/m3. However, on April 30, 2020, EPA published a proposed rule to retain the current standards for PM due to uncertainties in the data relied upon in the Final PA. EPA accepted comments on the proposed rule through June 29, 2020. On December 7, 2020, EPA announced it will retain, without revision, the existing primary (health-based) and secondary (welfare-based) NAAQS for PM, and EPA published a notice of that final action on December 18, 2020, making it immediately effective. On January 14, 2021, several states and New York City filed a petition for review in the DC Circuit, challenging EPA’s final rule retaining the current primary and secondary PM NAAQS. On February 9, 2021, a similar lawsuit was filed by the Center for Biological Diversity in the DC Circuit. The Biden Administration has also included the decision in its list of actions that may be reconsidered.

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

On May 23, 2018, several environmental groups sued EPA Region IX in the United States Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. On July 16, 2018, several environmental groups filed a petition for review with EPA’s Environmental Appeals Board ("EAB") concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised effluent limitation guidelines, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the EAB. EAB thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit on September 30, 2019. The permit was stayed pending an appeal filed by several environmental groups on November 1, 2019 to EAB. Oral argument was heard on September 3, 2020. The EAB issued an order denying the petition for review on September 30, 2020. The denial was based on the EAB's determination that the petitioners had failed to demonstrate that review of the permit was warranted on any of the grounds presented in the petition. PNM cannot predict whether there will be further appeals of this matter or whether the outcome of any such appeal will have a material impact on PNM’s financial position, results of operations or cash flows.

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

On September 18, 2017, EPA published a final rule for postponement of certain compliance dates. The rule postponed the earliest date on which compliance with the effluent limitation guidelines for these waste streams would be required from November 1, 2018 until November 1, 2020. On November 22, 2019, EPA published a proposed rule revising the original Effluent Limitation Guidelines while maintaining the compliance dates. Comments were due January 21, 2020. On October 13, 2020, EPA published in the Federal Register the final Steam Electric Effluent Limitation Guidelines and standards for the Steam Electric Power Generating Point Source Category, revising the final 2015 guidelines for both flue gas desulfurization wastewater and bottom ash transport water. The rule will require compliance with new limits as soon as possible on or after October 13, 2021, (beginning one year after the publication date) but no later than December 31, 2025.

Because SJGS is zero discharge for wastewater and is not required to hold a NPDES permit, it is expected that minimal to no requirements will be imposed. Reeves Station discharges cooling tower blowdown to a publicly owned treatment plant and holds an NPDES permit. It is expected that minimal to no requirements will be imposed at Reeves Station.

See "Cooling Water Intake Structures" above for additional discussion of Four Corners' current NPDES permit. Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques during the next NPDES permit renewal in 2023. PNM is unable to predict the outcome of these matters or a range of the potential costs of compliance.

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

PNM is preparing work plans for proposed activities to be conducted in 2021. The work plans will be submitted to NMED for review and approval. PNM is prepared to commence work shortly after receiving NMED approval.

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

On August 14, 2019, EPA published the “Phase Two” proposed rule in the Federal Register with comments due on October 15, 2019. This rule proposes revisions to reporting and accessibility to public information, the definition of CCR piles, the definition of beneficial use, and the requirements for management of CCR piles. On March 12, 2021, EPA published notice in the Federal Register that it was reopening the comment period on its prior notice that announced the availability of new information and data pertaining to the Phase Two proposed rule. EPA extended the comment period for an additional 60 days, until May 11, 2021.

On December 2, 2019, EPA published the proposed Part A CCR rule requiring a new date of August 31, 2020 for companies to initiate closure of unlined CCR impoundments and changing the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”. EPA’s final Part A CCR rule was issued on August 28, 2020 and became effective on September 28, 2020. This rule finalizes the classification of soil-lined and clay-lined surface impoundments as unlined, triggering closure or retrofit requirements for those impoundments and gives operators until April 11, 2021 to cease receipt of waste at these units and begin the closure process. On March 3, 2020, EPA issued a proposed rule, Part B, addressing demonstrations for clay liners and regulations addressing beneficial use for closure of surface impoundments. On October 16, 2020, EPA released a prepublication draft copy of the final Part B rule. This rule did not include beneficial use of CCR for closure, which EPA explains will be addressed in subsequent rulemaking action. EPA intends to issue several other rulemakings covering legacy ponds and finalizing parts of previously proposed rules. These proposed rules and final rules are expected in 2021.

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

The CCR rule does not cover mine placement of coal ash. OSM is expected to publish a proposed rule covering mine placement in the future and will likely be influenced by EPA’s rule and the determination by EPA that CCRs are non-hazardous. PNM cannot predict the outcome of OSM’s proposed rulemaking regarding CCR regulation, including mine placement of CCRs, or whether OSM’s actions will have a material impact on PNM’s operations, financial position, or cash flows. Based upon the requirements of the final Part A CCR rule, PNM conducted a CCR assessment at SJGS and made minor modifications at the plant to ensure that there are no facilities that would be considered impoundments or landfills under the rule. PNM would seek recovery from its retail customers of all CCR costs for jurisdictional assets that are ultimately incurred.

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

Other Commitments and Contingencies
Coal Supply

SJGS
The coal requirements for SJGS are supplied by WSJ LLC. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid the current San Juan mine owner and operator, WSJ LLC, for certain coal mined but not yet delivered to the plant site. At March 31, 2021 and December 31, 2020, prepayments for coal, which are included in other current assets, amounted to $24.8 million and $26.3 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In conjunction with the activities undertaken to comply with the CAA for SJGS PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS. On July 1, 2015, PNM and Westmoreland entered into a new coal supply agreement (the “SJGS CSA”), pursuant to which Westmoreland, through its indirectly wholly-owned subsidiary SJCC, agreed to supply all of the coal requirements of SJGS through June 30, 2022. PNM and Westmoreland also entered into agreements under which CCR disposal and mine reclamation services for SJGS would be provided. As discussed in Note 6, WSJ LLC assumed the rights and obligations of SJCC under the SJGS CSA and the agreements for CCR disposal and mine reclamation services.

Pricing under the SJGS CSA is primarily fixed, with adjustments to reflect changes in general inflation. The pricing structure takes into account that WSJ LLC has been paid for coal mined but not delivered. PNM has provided notice to Westmoreland that PNM does not intend to extend the term of the SJGS CSA or to negotiate a new coal supply agreement for SJGS, which will result in the current agreement expiring on its own terms on June 30, 2022. See additional discussion of PNM’s SJGS Abandonment Application in Note 12.

The SJGS RA sets forth terms under which PNM acquired the coal inventory, including coal mined but not delivered, of the exiting SJGS participants as of January 1, 2016, and supplied coal to the SJGS exiting participants for the period from January 1, 2016 through December 31, 2017, and is supplying coal to the SJGS remaining participants over the term of the SJGS CSA. Coal costs under the SJGS CSA are significantly less than under the previous arrangement with SJCC. Since substantially all of PNM’s coal costs are passed through the FPPAC, the benefit of the reduced costs is passed through to PNM’s customers.

In connection with certain mining permits relating to the operation of the San Juan mine, the San Juan mine owner was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of the San Juan mine owner, PNMR entered into the WFB LOC Facility under which letters of credit aggregating $30.3 million have been issued. As discussed in Note 6, on March 15, 2019, the assets owned by SJCC were sold to WSJ LLC, a subsidiary of Westmoreland Mining Holdings, LLC. Under the sale agreement, WSJ LLC assumed the rights and obligations of SJCC including obligations to PNMR under the outstanding letters of credit.

Four Corners

APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under the Four Corners CSA that expires in 2031. The coal comes from reserves located within the Navajo Nation. NTEC has contracted with Bisti Fuels Company, LLC, a subsidiary of The North American Coal Corporation, for management and operation of the mine. The contract provides for pricing adjustments over its term based on economic indices. PNM's share of the coal costs is being recovered through the FPPAC. In connection with the exit of Four Corners, PNM would make payments of $75.0 million to NTEC for relief from its obligations under the coal supply agreements for Four Corners after December 31, 2024. PNM is not proposing to recover the $75.0 million from ratepayers and, if approved as filed, would not be recovered through the FPPAC. See Note 12 for additional information on PNM's Four Corners Abandonment Application. See additional discussion of the Four Corners CSA in Note 17 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

Coal Mine Reclamation

As indicated under Coal Combustion Residuals Waste Disposal above, SJGS currently disposes of CCRs in the surface mine pits adjacent to the plant and Four Corners disposes of CCRs in ponds and dry storage areas. As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K, in conjunction with the proposed shutdown of SJGS Units 2 and 3 to comply with the BART requirements of the CAA, periodic updates to the coal mine reclamation study were requested by the SJGS participants. These updates have generally increased PNM's share of the estimated cost of mine reclamation and have included adjustments to reflect the December 2017 shutdown of SJGS Units 2 and 3, the terms of the reclamation services agreement with WSJ LLC, and changes to reflect the requirements of the 2015 San Juan mine permit plan.

In late 2020, a mine reclamation cost study was completed for the mine that serves SJGS and in December 2020, PNM remeasured its liability, which resulted in an increase in the overall reclamation costs of $3.6 million, due primarily to higher inflationary factors. As a result, PNM recorded a less than $0.1 million decrease in the liability at December 31, 2020 related to the underground mine and a decrease to the regulatory assets on the Condensed Consolidated Balance Sheets and recorded a $3.6 million increase in the liability associated with the surface mine as regulatory disallowances and restructuring costs on the Condensed Consolidated Statements of Earnings. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and then current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation.

A coal mine reclamation study for the mine that serves Four Corners was issued in 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. The study resulted in a net increase in PNM’s share of the coal mine reclamation obligation of $0.8 million, which was primarily driven by lower overhead costs offset by an increase driven by a reduction in the discount rate used by PNM to measure the liability during the year ended December 31, 2019. As discussed in Note 12, PNM remains responsible for its share of costs associated with mine reclamation under the Four Corners Purchase and Sale Agreement with NTEC. NTEC and PNM will complete a reclamation study in 2024 providing the final mine reclamation cost estimate on the date of ownership transfer. PNM will make its final reclamation payment to NTEC based on the reclamation study in 2024 and will have no further obligations regarding the mine reclamation after 2024. PNM determined that events and circumstances regarding Four Corners, including the Four Corners Purchase and Sale Agreement with NTEC and the Four Corners Abandonment Application, indicated that it is more likely than not that PNM’s share of Four Corners coal mine reclamation obligation would be settled in 2024, rather than 2031. As of December 31, 2020, PNM remeasured its Four Corners coal mine reclamation liability and recorded a decrease to the liability of $2.5 million on the Condensed Consolidated Balance Sheet and a decrease to regulatory disallowances and restructuring costs on the Condensed Consolidated Statement of Earnings.

Based on the most recent estimates and PNM’s ownership share of SJGS, PNM’s remaining payments as of March 31, 2021, for mine reclamation, in future dollars, are estimated to be $78.4 million for the surface mines at both SJGS and Four Corners and $35.1 million for the underground mine at SJGS. At March 31, 2021 and December 31, 2020, liabilities, in current dollars, of $70.4 million and $71.7 million for surface mine reclamation and $26.6 million and $26.1 million for underground mine reclamation were recorded in other deferred credits.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As discussed in Note 16 of the Notes to the Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K, as part of the restructuring of SJGS ownership the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $3.2 million in 2020 and based on PNM’s reclamation trust fund balance at March 31, 2021, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $5.5 million in 2021, $6.2 million in 2022, and zero in 2023.

Under the Four Corners CSA, PNM is required to fund its ownership share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.0 million in 2020 and anticipates providing additional funding of $2.1 million in each of the years from 2021 through 2024. As discussed above, under the terms of the Four Corners Purchase and Sale Agreement with NTEC, PNM will make its final reclamation payment to NTEC based on the reclamation study in 2024 and will have no further obligations regarding the mine reclamation.

If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. The impacts of changes in New Mexico state law as a result of the enactment of the ETA and regulatory determinations made by the NMPRC may also affect PNM’s financial position, results of operations, and cash flows. See additional discussion regarding PNM’s 2018 Compliance Filing and its SJGS and Four Corners Abandonment Applications in Note 12. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.

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

PVNGS Liability and Insurance Matters

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. In accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $13.7 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers. The remaining $13.2 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, PNM’s maximum potential retrospective premium assessment per incident for all three units is $42.1 million, with a maximum annual payment limitation of $6.2 million, to be adjusted periodically for inflation.

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

Navajo Nation Allottee Matters

In September 2012, 43 landowners filed a notice of appeal with the Bureau of Indian Affairs (“BIA”) appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The landowners claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation and allege that PNM is a rights-of-way grantee with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The allottees generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. The allottees filed a motion to dismiss their appeal with prejudice, which was granted in April 2014. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested. The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in the NM District Court regarding the approximately 15.49 acres of land at issue. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM filed a motion for reconsideration of this ruling, which was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. Both matters have been consolidated. Oral argument before the Tenth Circuit was heard on January 17, 2017. On May 26, 2017, the Tenth Circuit affirmed the district court. On July 8, 2017, PNM filed a Motion for Reconsideration en banc with the Tenth Circuit, which was denied. The NM District Court stayed the case based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. On November 20, 2017, PNM filed its petition for writ of certiorari with the US Supreme Court, which was denied. The underlying litigation continues in the NM District Court. On March 27, 2019, several individual allottees filed a motion for partial summary judgment on the issue of trespass. The Court held a hearing on the motion on June 18, 2019, and took the motion under advisement. The parties have reached an agreement in principal. The parties are negotiating the specific terms of the settlement documents. PNM cannot yet determine the outcome of these matters.

Merger-Related Litigation

Six purported shareholders of PNMR filed lawsuits against PNMR and the members of the Board challenging the proposed Merger with Avangrid. The lawsuits all challenged the adequacy of the disclosures in the definitive proxy statement filed by PNMR with the SEC on January 5, 2021, and sought, among other things, to enjoin the Merger or, if the Merger has been consummated, to rescind the Merger or an award of damages, and an award of attorneys’ and experts’ fees and expenses. Five of the lawsuits were filed in the United States District Court for the Southern District of New York and one was filed in the United States District Court for the Eastern District of New York. The lawsuits pending in the Southern District of New York were consolidated in the case captioned In re PNM Resources, Inc. Shareholder Litigation, Consolidated Civil Action No. 1:20-CV-10874. The five plaintiffs in the consolidated action in the Southern District of New York filed notices of voluntary dismissal, and, on April 9, 2021, the Court ordered the Clerk of Court to close the consolidated action and all member cases. As of April 23, 2021, all five cases filed in the Southern District of New York have been closed. The case pending in the Eastern District of New York is captioned Durlacher v. PNM Resources, Inc., et al., Case No. 1:21-cv-0024. Defendants have not been served with the complaint in this case. PNMR believes that the claims raised in the action are without merit and if it were to be served, PNM would defend against them vigorously.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)   Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

PNM

Renewable Portfolio Standard

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

Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 11 MW
•Solar distributed generation, aggregating 169.5 MW at March 31, 2021, owned by customers or third parties from whom PNM purchases any net excess output and RECs

Renewable Energy Rider

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2020 renewable energy procurement plan, which became effective on January 1, 2021, PNM proposed to collect $67.8 million for the year. The NMPRC approved recovery of $65.5 million through the rider, reflecting the rejection of PNM's request to recover the $2.3 million Sky Blue regulatory asset in 2021. PNM recorded revenues from the rider of $15.9 million in the three months ended March 31, 2021, and $15.1 million in the three months ended March 31, 2020.

Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2020.

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

In 2019, PNM submitted a filing to address incentives to be earned in 2020. PNM’s proposed incentive mechanism was similar to that approved for 2018 and 2019 with minor modifications to reflect input from interested parties. The proposed incentive mechanism includes a base incentive of 7.1% of program costs, or approximately $1.8 million, based on savings of 59 GWh in 2020 with a sliding scale that provides for additional incentive if savings exceed 68 GWh. No hearings were considered necessary and PNM’s 2020 energy efficiency rider reflecting the 2020 incentive became effective beginning

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 30, 2019. On, April 15, 2021 PNM filed its 2020 Energy Efficiency Annual Report which reconciles the actual 2020 profit incentive collections with the profit incentive authorized by the NMPRC resulting in an additional $0.8 million incentive to be collected during the remainder of 2021. The additional incentive was authorized for 2020 because annual energy savings for the year exceeded 87 GWh, and was the maximum level of profit incentive allowed under the approved mechanism. PNM will begin collecting the additional incentive effective May 27, 2021, unless suspended by the NMPRC.

On April 15, 2020, PNM filed an application for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The proposed program portfolio consists of twelve programs with a total annual budget of $31.4 million in 2021, $31.0 million in 2022, and $29.6 million in 2023. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget if PNM were to achieve energy savings of at least 80 GWh in a year. The proposed incentive would increase if PNM is able to achieve savings greater than 80 GWh in a year. The application also proposed an advanced metering infrastructure (“AMI”) pilot program, which included the installation of 5,000 AMI meters at a cost of $2.9 million. PNM proposed the pilot program to comply with an NMPRC order denying PNM’s February 2016 application to replace its existing customer metering equipment with AMI. PNM did not recommend the AMI pilot program due to the limited benefits that are cost-effective under a pilot structure. On September 17, 2020, the Hearing Examiner in the case issued a recommended decision recommending that PNM's proposed energy efficiency and load management program be approved, with the exception of the proposed AMI pilot program. On October 28, 2020, the NMPRC issued an order adopting the recommended decision in its entirety.

2020 Decoupling Petition

As discussed above, the legislature amended the EUEA to, among other things, include a decoupling mechanism for disincentives. On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. PNM proposed to record the difference between the annual revenue per customer derived from the cost of service approved in the NM 2015 Rate Case and the annual revenue per customer actually recovered from the rate classes beginning on January 1, 2021. If approved, on January 1, 2022, PNM would begin to collect the difference from customers if the revenue per customer from the NM 2015 Rate Case exceeds the actual revenue recovered in 2021, or return the difference to customers if the actual revenue per customer recovered in 2021 exceeds the revenue per customer from the NM 2015 Rate Case. On July 13, 2020, NEE, ABCWUA, the City of Albuquerque, and Bernalillo County filed motions to dismiss the petition on the grounds that approving PNM’s proposed rate adjustment mechanism outside of a general rate case would result in retroactive ratemaking and piecemeal ratemaking. The motions to dismiss also allege that PNM’s proposed rate adjustment mechanism is inconsistent with the EUEA. Responses to the motions to dismiss were filed on August 7, 2020. On September 16, 2020, ABCWUA, Bernalillo County, CCAE, the City of Albuquerque, NEE, NMAG, Staff and WRA filed testimony. CCAE and WRA support PNM's petition, but recommend that the rate adjustment mechanism not take effect until new rates are approved in PNM's next general rate case. The other parties filing testimony oppose PNM's petition. On October 2, 2020, PNM requested an order to vacate the public hearing, scheduled to begin October 13, 2020, and staying the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the Hearing Examiner approved PNM's request to stay the proceeding and vacate the public hearing and required PNM to file a petition for declaratory order by October 30, 2020. On October 30, 2020, PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On November 4, 2020, ABCWUA and Bernalillo County jointly filed a competing petition asking the NMPRC to issue a declaratory order on the EUEA’s requirements related to disincentives. On November 24, 2020, the NMAG requested that the NMPRC deny both petitions for declaratory orders and instead address disincentives under the EUEA in a rulemaking. On March 17, 2021, the NMPRC issued an order granting the petitions for declaratory order, commencing a declaratory order proceeding to address the petitions, denying the NMAG’s request to initiate a rulemaking, and appointing a hearing examiner to preside over the declaratory order proceeding. On March 30, 2021, the Hearing Examiner issued a procedural order that requires initial briefs to be filed on June 7, 2021, response briefs to be filed on June 28, 2021, and schedules an oral argument for July 15, 2021. PNM cannot predict the outcome of this matter.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2020 IRP

NMPRC rules required PNM to file its 2020 IRP in July 2020. On March 16, 2020, PNM filed a motion to extend the deadline to file its 2020 IRP to six months after the NMPRC issues a final order approving a replacement resource portfolio and closes the docket in the bifurcated SJGS Abandonment Application and replacement resource proceedings. On April 8, 2020, the NMPRC approved PNM's motion to extend the deadline to file its 2020 IRP as requested. On January 29, 2021, PNM filed its 2020 IRP addressing the 20-year planning period from 2020 through 2040. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024. The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth.
Abandonment Applications made under the ETA

As discussed in Note 11, the ETA sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. The ETA also provides for a transition from fossil-fuel generation resources to renewable and other carbon-free resources through certain provisions relating to the abandonment of coal-fired generating facilities. These provisions include the use of energy transition bonds, which are designed to be highly rated bonds that can be issued to finance certain costs of abandoning coal-fired facilities that are retired prior to January 1, 2023, for facilities operated by a “qualifying utility,” or prior to January 1, 2032, for facilities that are not operated by the qualifying utility.

SJGS Abandonment Application

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application sought NMPRC approval to retire PNM’s share of SJGS after the existing coal supply and participation agreements end in June 2022, for approval of replacement resources, and for the issuance of approximately $361 million of energy transition bonds (the “Securitized Bonds”). PNM’s request for the issuance of Securitized Bonds included approximately $283 million of forecasted undepreciated investments in SJGS at June 30, 2022, an estimated $28.6 million for plant decommissioning and coal mine reclamation costs, approximately $9.6 million in upfront financing costs, and approximately $20.0 million for job training and severance costs for affected employees. Proceeds from the Securitization Bonds would also be used to fund approximately $19.8 million for economic development in the four corners area.

On July 10, 2019, the NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing and the other addressing replacement resources. After multiple filings, proceedings, requests for clarification and legal challenges, on January 29, 2020, the NM Supreme Court issued a ruling requiring the NMPRC to apply the ETA to all aspects of PNM’s SJGS Abandonment Application, indicating any previous NMPRC orders inconsistent with the ruling should be vacated, and denying parties’ request for stay. The NM Supreme Court issued a subsequent opinion, on July 23, 2020, more fully explaining the legal rationale for the January 29, 2020 ruling. Hearings on the abandonment and securitized financing proceedings were held in December 2019 and hearings on replacement resources were held in January 2020.

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

PNM evaluated the consequences of the NMPRC's April 1, 2020 orders approving the abandonment of SJGS and the related issuance of Securitized Bonds. This evaluation indicated that it is probable that PNM will be required to fund severances for PNM employees at the facility upon its retirement in 2022 and for PNMR shared services employees providing administrative and other support services to SJGS. In addition, the evaluation indicated that it is probable PNM will be obligated to fund severances and other costs for the WSJ LLC employees and to fund certain state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. As a result, in March 2020, PNMR and PNM recorded obligations of $9.4 million and $8.1 million for estimated severances, $8.9 million for obligations to fund severances and other costs of WSJ LLC employees, and to fund $19.8 million to state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. The total amount recorded for these estimates of $38.1 million and $36.8 million is reflected in other deferred credits and as a corresponding deferred regulatory asset on PNMR's and PNM's Condensed Consolidated Balance Sheets at December 31, 2020. These estimates may be adjusted in future periods as the Company refines its expectations. In addition, as discussed above these costs may be challenged by parties pursuant to the notices of appeal filed with the NM Supreme Court on April 10, 2020.

On June 24, 2020, the Hearing Examiners issued a recommended decision on PNM's request for approval of replacement resources that addressed the entire portfolio of replacement resources, which superseded a previous partial recommended decision issued on March 27, 2020. The Hearing Examiners concluded that the ultimate selection of a portfolio of replacement resources involves policy considerations that are the province of the NMPRC and stated that they did not intend to make that decision for the NMPRC. On July 29, 2020, the NMPRC issued an order approving resource selection criteria identified in the ETA and would include PPAs for 650 MW of solar and 300 MW of battery storage. The order also granted in part PNM’s request for an extension of time for PNM to file the application to implement the replacement resource portfolio. PNM has 60 days from the date of the order to file an application in a separate docket seeking approval of the proposed final, executed contracts, for any replacement resources that are not currently in evidence that have been approved by the NMPRC.

On September 28, 2020, PNM filed its application for approval of the final executed contracts for the replacement resources. In addition, PNM provided updated costs estimates of $8.1 million for the SJGS replacement resources, based on the NMPRC authorization to create regulatory assets granted in the abandonment order, which it plans to seek recovery of in a future general rate case. On November 13, 2020, the Hearing Examiner issued a recommended decision recommending approval of a 200 MW solar PPA combined with a 100 MW battery storage agreement and the 100 MW solar PPA combined with a 30 MW battery storage agreement. On December 2, 2020, the NMPRC issued an order adopting the recommended decision in its entirety.

Additional information concerning the SJGS Abandonment Application is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

Four Corners Abandonment Application

On November 1, 2020, PNM entered into the Four Corners Purchase and Sale Agreement with NTEC, pursuant to which PNM agreed to sell its 13% ownership interest (other than certain transmission assets) in Four Corners to NTEC. The sale is contingent upon NMPRC approval and expected to close by the end of 2024. In connection with the sale, PNM would make payments of $75.0 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after December 31, 2024. Pursuant to the Four Corners Purchase and Sale Agreement, PNM will retain its current plant decommissioning and coal mine reclamation obligations, subject to the final mine reclamation study and payment at the end of 2024. PNM will have no obligation for reclamation after 2024. PNM made an initial payment to NTEC of $15.0 million in November 2020, subject to refund with interest upon termination of the Four Corners Purchase and Sale Agreement prior to closing. Under the terms of the Four Corners Purchase and Sale Agreement, upon receipt of the NMPRC approval, PNM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

would make a final payment of $60.0 million. The initial $15.0 million payment was recorded in other current assets on the Consolidated Balance Sheet as of December 31, 2020.

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s share of Four Corners as of December 31, 2024, and to issue approximately $300 million of energy transition bonds as provided by the ETA. PNM’s request for the issuance of Securitized Bonds included approximately $272 million of forecasted undepreciated investments in Four Corners at December 31, 2024, an estimated $4.6 million for plant decommissioning costs, estimated $7.3 million in upfront financing costs, and estimated $16.5 million in economic development. PNM intends to submit a separate application for NMPRC approval of a replacement resource portfolio following NMPRC action on this application. This deferral is authorized by the ETA and will provide for adequate time to complete a competitive bid process to develop and finalize a replacement resource portfolio from feasible replacement resources for NMPRC consideration.

On January 26, 2021, Sierra Club filed a motion in the Four Corners Abandonment Application requesting that the NMPRC order PNM to file supplemental testimony addressing the prudence of Four Corners investments or alternatively that the NMPRC dismiss the Four Corners Abandonment Application and permit PNM to refile after the prudence issue is resolved. In addition, on January 28, 2021, NEE and CFRE filed a motion requesting that the NMPRC dismiss the application, stating that approval of the abandonment would be contrary to the provision of the REA that prevents the sale of carbon dioxide emitting electricity-generating resources as a means of complying with the RPS, and that the Four Corners Abandonment Application does not demonstrate that the sale of 200 MW to NTEC will not result in a net detriment to public interest. Parties filed positions on the sufficiency of PNM’s application on February 11, 2021. On February 18, 2021, PNM filed a consolidated response to the motions and the positions on the sufficiency of the application which defended the legal sufficiency of PNM’s application and addressed potential amendments to the application and testimonies. On February 26, 2021, the Hearing Examiner issued an order on the sufficiency of the Four Corners Application finding that the application was deficient on its face and fails to adequately support whether or not the sale and transfer of PNM’s interest in Four Corners to NTEC is in the public interest. However, given the NMPRC’s preference to address Four Corners issues in the case, as well as PNM’s concession on filing an amended application, the Hearing Examiner did not recommend that the case be dismissed. The order requires PNM to file an amended application by March 15, 2021; establishes that the nine-month period for review of the amended application shall start on the date of PNM’s filing of the amended application and run through December 15, 2021; requires PNM to file supplemental testimony addressing the prudence of its investment in Four Corners; requires PNM to more explicitly address the statutory standards for approval of the proposed transfer to NTEC; and requires PNM to file a motion to withdraw the January 8, 2021 Four Corners Application. On March 15, 2021, PNM filed an amended application and supplemental testimony for the approval of the abandonment and transfer of Four Corners and issuance of a financing order pursuant to the ETA and a motion to withdraw the January 8, 2021 Four Corners Application. The amended application and supplemental testimony provided additional information to support PNM's request to abandon its interest in Four Corners and transfer that interest to NTEC, and also provided additional detail explaining how the proposed sale and abandonment provides a net public benefit. On March 19, 2021, the Hearing Examiner issued a procedural order requiring Staff and intervenors to file testimony on or before July 12, 2021, requiring any rebuttal testimony be filed on or before August 2, 2021, and scheduling a hearing to begin on August 31, 2021. The procedural order also requires that if a settlement is reached, any stipulation be filed no later than July 12, 2021.

On October 30, 2020, NEE filed a formal complaint with the NMPRC seeking an investigation into the reasonableness and lawfulness of PNM’s continued reliance on “climate-altering and uneconomic coal” at Four Corners. NEE explained that they withdrew their Supreme Court appeal of the NM 2016 Rate Case under the notion that PNM would be filing a rate case in 2019 and they would be able to challenge the Four Corners expenditures in that case. NEE explained that because PNM has delayed its rate case several times, Four Corners has remained “imprudently” in rates. NEE asked that PNM be required to demonstrate that PNM’s investment in Four Corners was prudent. NEE stated if the NMPRC deems PNM’s investment as imprudent, ratepayers will be held harmless and all costs including carrying charges, effective October 30, 2020, and going forward, be denied. On February 10, 2021, the NMPRC denied NEE’s complaint and stated that issues related to Four Corners prudence should be addressed in the Four Corners Abandonment Application. On February 22, 2021, NEE filed a Motion for Reconsideration of the NMPRC’s February 10, 2021 order, which was denied on March 10, 2021. On April 9, 2021, NEE filed a Notice of Appeal with the NM Supreme Court regarding their formal complaint on Four Corners. PNM cannot predict the outcome of this matter.

The financial impact of an early exit of Four Corners and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the overall political and economic conditions of New Mexico. See additional discussion of the ETA in Note 11. PNM cannot predict the outcome of these matters.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PVNGS Leased Interest Abandonment Application

On April 2, 2021, PNM filed an application with the NMPRC requesting approval for the decertification and abandonment of 114 MW of leased PVNGS capacity, sale and transfer of related assets, and approval to procure new resources ("PVNGS Leased Interest Abandonment Application"). As discussed in Note 13, PNM currently controls leased capacity in PVNGS Unit 1 and Unit 2 under five separate leases ("Leased Interest") that were approved and certificated by the predecessor agency to the NMPRC in the 1980s. Four of the five leases for 104 MW of Leased Interest terminate on January 15, 2023, while the remaining lease for 10 MW of Leased Interest terminates on January 15, 2024. Associated with the Leased Interest are certain PNM-owned assets and nuclear fuel that are necessary for the ongoing operation and maintenance of the Leased Interest and integration of the Leased Interest generation to the transmission network. PNM has determined that there will be net benefits to its customers to return the Leased Interest to the lessors in conformity with the leases, sell and transfer the related PNM-owned assets, and to replace these Leased Interest with new resources. In the application PNM is requesting NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM is also seeking NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which will be acquiring the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM is seeking NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement, and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM is also requesting NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. PNM's application sought a six-month regulatory time frame. On April 21, 2021, the NMPRC issued an order assigning a hearing examiner and stated PNM's request to abandon the Leased Interest does not have any statutory or rule time limitation and the six-month limit in which the NMPRC must issue an order regarding the request for approvals of the solar PPAs and battery storage agreements does not begin until after the NMPRC acts on the abandonment request. In addition to approval by the NMPRC, PNM and SRP require NRC approval for the transfer of the associated possessory licenses at the end of the term of each of the respective leases. PNM cannot predict the outcome of this matter.

Facebook, Inc. Data Center Project

PNM has a special service contract to provide service to Facebook, Inc. for a data center being constructed in PNM’s service area. Facebook’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. The cost of renewable energy procured is passed through to Facebook under a rate rider. A special service rate is applied to Facebook’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources. As of March 31, 2021, PNM is procuring energy from 130 MW of solar-PV capacity from NMRD, a 50% equity method investee of PNMR Development. See additional discussion of NMRD in Note 16.

PNM has NMPRC approval for several PPAs to purchase renewable energy and RECs to supply renewable energy to the data center. Details related to these PPAs can be found in Note 17 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

On February 8, 2021, PNM filed an application with the NMPRC for approval to service the data center for an additional 190 MW of solar PPA combined with 100 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. In its application, PNM filed a Motion for Expedited Consideration seeking an expedited schedule for this proceeding that would provide a Final Order by June 1, 2021, in order to facilitate timely completion of the renewable resources to meet the expected completion date of the data center expansion. On February 17, 2021, the NMPRC approved an order with a schedule targeting a final order by June 1, 2021. On April 14, 2021, Staff filed testimony recommending that the NMPRC either extend the targeted date for issuance of a final order to provide more time to review PNM’s application or, in the alternative, issue an order approving the two proposed PPAs and denying the 100 MW of battery storage. PNM filed rebuttal to Staff’s testimony on April 21, 2021. On April 28, 2021, the NMPRC issued an order finding that it requires additional time to review and that a hearing will be held with a hearing examiner presiding. The order sets a procedural schedule to endeavor to provide a Final Order by the end of June 2021.

COVID-19 Regulatory Matters

In March 2020, PNM and other utilities voluntarily implemented a temporary suspension of disconnections and late payment fees for non-payment of utility bills in response to the impacts of the novel coronavirus global pandemic (“COVID-19”). On March 18, 2020, the NMPRC conducted an emergency open meeting for the purpose of adopting

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

emergency amendments to its rules governing service to residential customers. The NMPRC’s emergency order is applicable during the duration of the Governor of New Mexico's emergency executive order and allows for the closure of payment centers, prohibits the discontinuance of a residential customer’s service for non-payment, and suspends the expiration of medical certificates for certain customers. On April 27, 2020, PNM, El Paso Electric Company, New Mexico Gas Company, and Southwestern Public Service Company filed a joint motion with the NMPRC requesting authorization to track costs resulting from each utility's response to the COVID-19 outbreak. The utilities propose these incremental costs and uncollected customer accounts receivable resulting from COVID-19 during the period March 11, 2020 through December 31, 2020, be recorded as a regulatory asset. On June 24, 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As a result, PNM had deferred incremental costs related to COVID-19 of $10.7 million and $8.8 million in regulatory assets on the Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020. In addition, PNM had costs savings related to COVID-19 of $0.9 million in regulatory liabilities on the Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020. The NMPRC’s order also imposed additional quarterly reporting requirements on public utilities creating regulatory assets that include changes in customer usage and increased costs and savings recorded to regulatory assets and liabilities.

On February 3, 2021, the NMPRC issued an order finding that the temporary mandatory moratorium on disconnections of residential utility customers shall be in effect from the date of the order for 100 days (May 14, 2021). At the end of the moratorium, a 90-day transition period will begin, which continues the temporary moratorium on disconnections to provide the utilities additional time to assist residential customers with arrearages to enter into installment agreements. The transition period may be a mandatory continuation of the temporary moratorium on disconnections if the Governor of New Mexico’s executive order remains in effect or may be a consensual continuation of the moratorium on disconnections if the Governor of New Mexico’s executive order terminates or expires prior to the end of the transition period. All regulated public utilities may begin disconnections at the end of the transition period.

Transportation Electrification Program

On December 18, 2020, in compliance with New Mexico Statute, PNM filed its PNM 2022-2023 Transportation Electrification Program (“TEP”) for approval with the NMPRC. PNM’s requested TEP includes a budget of approximately $8.4 million with flexibility of 25%. As proposed, up to 25% of the program budget will be dedicated to low and moderate income customers and is based on a model with no company ownership of charging facilities. PNM’s proposed TEP provides incentives through rebates to both residential and non-residential customers towards the purchase of chargers and/or behind-the-meter infrastructure. PNM’s TEP includes a request for a modified rate to add an electric vehicle pilot with a time-of-use option, a new non-residential electric vehicle time-of-use rate pilot without demand charges and implementation of a new rider to collect the actual costs of the TEP. PNM’s application requested NMPRC approval by the end of August 2021 and authority to file a new TEP by the end of June 2023. Response and rebuttal testimonies are due on May 3, 2021 and May 13, 2021, respectively, and a hearing is scheduled to commence on May 24, 2021. PNM cannot predict the outcome of this matter.

Unexecuted Transmission Service Agreements (TSAs) with Leeward Renewable Energy

On March 12, 2021, PNM filed four unexecuted TSAs with FERC totaling 145 MW with Leeward Energy. The unexecuted TSAs provide long-term firm, point-to-point transmission service on PNM’s transmission system. The unexecuted TSAs are based on the pro-forma transmission service agreements with certain non-conforming provisions under Attachment A of PNM’s OATT and include PNM’s OATT rate. PNM is filing the unexecuted TSAs at the request of Leeward because the parties have been unable to reach an agreement on the terms and conditions for transmission service. In particular, Leeward believes the rate under the unexecuted TSAs should be an incremental rate while PNM believes the appropriate rate is its OATT rate.

On April 2, 2021, Leeward Energy and Pattern Energy separately protested PNM’s March 12, 2021 filing of four unexecuted TSAs with Leeward Energy. The parties are requesting that FERC direct PNM to apply the same rate to the unexecuted TSAs as the incremental rate assessed to the Western Spirit transmission facilities, inclusive of Leeward’s network upgrades and requested service, or, in the alternative, initiate hearing and settlement judge procedures to address the unjust and unreasonable application of the FERC’s “higher of” policy. On April 19, 2021, PNM filed a motion for leave to answer and contested the arguments made by Leeward Energy and Pattern Energy. In its response, PNM stated that it disagrees with the parties' pricing scheme because doing so would not recognize all the transmission facilities necessary to provide Leeward

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

service, does not hold PNM's other transmission customers harmless, and is inconsistent with FERC pricing policy and precedent. PNM further explains that the proposal to include its FERC approved embedded rate in the unexecuted TSAs is just and reasonable and should be accepted by FERC. PNM cannot predict the outcome of this matter.

TNMP

Recovery of TNMP Rate Case Costs

Recovery of the cost of TNMP’s rate case was moved into a separate proceeding to begin after the conclusion of the TNMP 2018 Rate Case discussed in the 2020 Annual Reports on Form 10-K. TNMP sought recovery of costs incurred through August 2019 in the amount of $3.8 million and proposed these costs be collected from customers over a three-year period. In October 2019, TNMP and other parties to the proceedings filed an unopposed settlement stipulation that reduced TNMP’s cost recovery to $3.3 million and provide for recovery over a period not to exceed three-years beginning on March 1, 2020. On January 16, 2020, the PUCT approved the settlement. As a result of the PUCT's order, TNMP recorded a pre-tax write-off of $0.5 million in December 2019.

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

The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 27, 2020	59.2	7.8
October 7, 2020	10.8	2.0
March 12, 2021	112.6	14.1

Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments to reflect changes in investments in distribution assets. Distribution utilities may file for a periodic rate adjustment between April 1 and April 8 of each year as long as the electric utility is not earning more than its authorized rate of return using weather-normalized data.

On April 6, 2020, TNMP filed its 2020 DCOS that requested an increase in TNMP's annual distribution revenue requirement of $14.7 million based on net incremental capital distribution investments of $149.2 million. On June 26, 2020, the parties filed a unanimous settlement for a $14.3 million annual distribution revenue requirement with rates effective September 1, 2020. Subsequently, the ALJ issued an order on June 30, 2020, approving interim rates effective September 1, 2020, and remanded the case to the PUCT for approval. On August 13, 2020, the PUCT approved the unanimous settlement. On April 5, 2021, TNMP filed its 2021 DCOS that requests an increase in TNMP annual distribution revenue requirement of $14.0 million based on an increase in rate base of $104.5 million. TNMP requested a procedural schedule that would result in rates being effective in September 2021. TNMP cannot predict the outcome of this matter.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP’s 2019 EECRF filing requested recovery of $5.9 million, including a performance bonus of $0.8 million, and became effective on March 1, 2020. TNMP’s 2020 EECRF filing requested recovery of $5.9 million, including a performance bonus of $1.0 million, and became effective on March 1, 2021.

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

TNMP filed its rider on March 30, 2020. The rider was effective immediately and established a charge of $0.33 per MWh in accordance with the PUCT's order. Final collections under the rider exceeded unpaid residential retail customer bills and are presented net as a regulatory liability of $0.1 million on the Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020. Other COVID-19 related costs of $0.8 million and $0.7 million were also recorded as a regulatory asset on the Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020. On April 14, 2020, TNMP executed an interest-free loan agreement to borrow $0.5 million from ERCOT and on October 30, 2020, the balance of the loan was repaid.

On August 27, 2020, the PUCT issued an order determining that new enrollments in the program should end on August 31, 2020, and benefits under the program should end on September 30, 2020, to allow eligible customers a minimum of one month of benefits from the program. All requests for reimbursement were made by November 30, 2020. On December 4, 2020, TNMP filed to end collections under the tariff. Final collections under the rider were made on December 11, 2020. On January 14, 2021, TNMP made a final compliance filing for the electricity relief program.

Advanced Meter System Deployment

TNMP was notified by its largest AMS service provider that its existing communication platform would be decommissioned in February 2022. TNMP evaluated technological alternatives for its AMS and on October 2, 2020, filed an application with the PUCT for authorization to implement necessary upgrades of approximately $46 million by November 2022. On January 14, 2021, the PUCT approved TNMP's application, TNMP will seek recovery of the investment associated with the upgrade in a future general rate proceeding or distribution cost recovery factor filing.

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

See additional discussion of the Company's leasing activities in Note 8 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

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

The terms of each of the extended leases do not provide for additional renewal options beyond their currently scheduled expiration dates. PNM had the option to purchase the assets underlying each of the extended leases at their fair market value or

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to return the lease interests to the lessors on the expiration dates. On June 11, 2020, PNM provided notice to the lessors and the NMPRC of its intent to return the assets underlying both the PVNGS Unit 1 and Unit 2 leases upon their expiration in January 2023 and 2024. Although PNM elected to return the assets underlying the extended leases, PNM retains certain obligations related to PVNGS, including costs to decommission the facility. PNM is depreciating its capital improvements related to the extended leases using NMPRC approved rates through the end of the NRC license period for each unit, which expire in June 2045 for Unit 1 and in June 2046 for Unit 2. On April 5, 2021, PNM and SRP entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to SRP certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2, which SRP has agreed to acquire from the lessors upon termination of the existing leases. The proposed transaction between PNM and SRP is subject to receipt by PNM of approval by the NMPRC and PNM and SRP require NRC approval for the transfer of the associated possessory licenses at the end of the term of each of the respective leases. If the proposed transaction is not consummated, PNM may be required to retain all or a portion of its currently leased capacity in PVNGS or be exposed to other claims for damages by the lessors. PNM will seek to recover its undepreciated investments, as well as any other obligations related to PVNGS from NM retail customers. See PVNGS Leased Interest Abandonment Application discussion in Note 12.

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the Leased Interests. If such an event had occurred as of March 31, 2021, amounts due to the lessors under the circumstances described above would be up to $146.5 million, payable on July 15, 2021 in addition to the scheduled lease payments due on that date.

Land Easements and Rights-of-Ways

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. PNM’s April 2021 payment for the amount due under the Navajo Nation right-of-way lease was $7.3 million, which included amounts due under the Consumer Price Index adjustment. Changes in the Consumer Price Index subsequent to January 1, 2019 are considered variable lease payments.

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of March 31, 2021 and December 31, 2020, the unamortized balance of these rights-of-ways was $55.1 million and $55.8 million. PNM recognized amortization expense associated with these agreements of $1.0 million and $0.9 million in the three ended March 31, 2021 and 2020.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At March 31, 2021, residual value guarantees on fleet vehicle and equipment leases are $0.9 million, $1.4 million, and $2.3 million for PNM, TNMP, and PNMR Consolidated.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2021			December 31, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$91,652	$6,937	$99,017	$97,461	$7,206	$105,133
Current portion of operating lease liabilities	25,868	2,185	28,160	25,130	2,193	27,460
Long-term portion of operating lease liabilities	66,657	4,515	71,492	75,941	4,779	81,065

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2021			December 31, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$12,140	$13,535	$25,997	$11,453	$13,299	$25,055
Accumulated depreciation	(2,575)	(2,833)	(5,528)	(2,044)	(2,241)	(4,383)
Non-utility property, net	9,565	10,702	20,469	9,409	11,058	20,672

Other current liabilities	2,119	2,436	4,641	1,993	2,397	4,470
Other deferred credits	7,225	8,272	15,616	7,176	8,669	15,972

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of March 31, 2021 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	6.07	3.41	5.89
Financing leases	4.70	4.69	4.67

Weighted average discount rate:
Operating leases	3.96%	3.94%	3.96%
Financing leases	2.71%	2.81%	2.76%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information for the components of lease expense is as follows:

	Three Months Ended March 31, 2021
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,735	$653	$7,429
Amounts capitalized	(226)	(559)	(785)
Total operating lease expense	$6,509	$94	$6,644
Financing lease cost:
Amortization of right-of-use assets	532	613	1,167
Interest on lease liabilities	62	76	139
Amounts capitalized	(368)	(625)	(993)
Total financing lease expense	226	64	313

Variable lease expense	63	—	63
Short-term lease expense	124	2	132
Total lease expense for the period	$6,922	$160	$7,152

	Three Months Ended March 31, 2020
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,893	$774	$7,735
Amounts capitalized	(291)	(634)	(925)
Total operating lease expense	$6,602	$140	$6,810
Financing lease cost:
Amortization of right-of-use assets	247	289	553
Interest on lease liabilities	45	56	103
Amounts capitalized	(175)	(283)	(458)
Total financing lease expense	117	62	198

Variable lease expense	32	—	32
Short-term lease expense	85	1	86
Total lease expense for the period	$6,836	$203	$7,126

Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,246	$97	$9,401	$9,351	$166	$9,658
Operating cash flows from financing leases	21	8	30	16	9	27
Finance cash flows from financing leases	186	71	278	80	51	147

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$317	$317	$—	$—	$—
Financing leases	758	387	1,164	1,463	2,802	4,272

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capitalized costs excluded from the operating and financing cash paid for leases above for the three months ended March 31, 2021, are $0.2 million and $0.4 million at PNM, $0.6 million and $0.6 million at TNMP, and $0.8 million and $1.0 million at PNMR. For the three months ended March 31, 2020, capitalized costs excluded are $0.3 million and $0.2 million at PNM, $0.6 million and $0.3 million at TNMP, and $0.9 million and $0.5 million at PNMR. These capitalized costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020.

Future expected lease payments are shown below:

	As of March 31, 2021
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2021	$1,760	$17,099	$2,032	$1,831	$3,858	$19,025
2022	2,296	26,544	2,613	2,039	4,995	28,653
2023	2,229	17,477	2,431	1,548	4,710	19,063
2024	1,565	7,915	1,956	945	3,529	8,897
2025	935	6,919	1,233	763	2,168	7,721
Later years	1,156	27,521	1,153	76	2,308	27,815
Total minimum lease payments	9,941	103,475	11,418	7,202	21,568	111,174
Less: Imputed interest	597	10,950	710	502	1,311	11,522
Lease liabilities as of March 31, 2021	$9,344	$92,525	$10,708	$6,700	$20,257	$99,652

The above table includes $11.0 million, $15.1 million, and $26.1 million for PNM, TNMP, and PNMR at March 31, 2021 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

(14)   Income Taxes

In December 2017, comprehensive changes in United States federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the deductibility of officer compensation. During 2020, the IRS issued final regulations related to certain officer compensation and, in January 2021, issued final regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, in 2019, the IRS issued regulations interpreting Tax Act amendments to depreciation provisions of the IRC that allow the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017. See additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. Among other things, the CARES Act includes tax provisions that generally loosen restrictions on NOL utilization and business interest deductions, and accelerate refunds of previously generated alternative minimum tax credits. In addition, the CARES Act includes a temporary provision allowing businesses to defer payments to the government for some payroll taxes. In 2020, the Company applied for $5.2 million of accelerated refunds of previously generated alternative minimum tax credits and deferred $7.0 million of payments for certain payroll taxes. The CARES Act provisions related to NOL utilization and business interest deductions are not applicable for the Company.

Beginning February 2018, PNM’s NM 2016 Rate Case reflects the reduction in the federal corporate income tax rate, including amortization of excess deferred federal and state income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years, and excess deferred state income taxes to customers over a period of three years. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP will amortize federal and state excess deferred income taxes of $24.5

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million, $15.2 million, and $9.3 million in 2021. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 17 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items, including excess tax benefits related to stock awards and taxes on Merger-related costs are excluded from the estimated annual effective tax rate calculation. At March 31, 2021, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2021 would be 12.91%, 15.40%, and 10.67%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes. During the three months ended March 31, 2021, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced by excess tax benefits related to stock awards of $0.7 million for PNMR, of which $0.5 million was allocated to PNM and $0.2 million was allocated to TNMP, and by tax benefits of $1.2 million on Merger-related costs for PNMR.

(15)   Related Party Transactions

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

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Services billings:
PNMR to PNM	$26,225	$22,123
PNMR to TNMP	10,365	8,727
PNM to TNMP	118	76
TNMP to PNMR	12	35
PNMR to NMRD	55	76
Renewable energy purchases:
PNM from NMRD	2,585	1,519
Interconnection billings:
PNM to NMRD	—	220
PNM to PNMR	—	—
NMRD to PNM	1,276	—
Interest billings:
PNMR to PNM	—	—
PNM to PNMR	36	81
PNMR to TNMP	—	1
Income tax sharing payments:
PNMR to PNM	—	—
TNMP to PNMR	—	—

(16)   Equity Method Investment

As discussed in Note 1 of the Company's 2020 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. As of March 31, 2021, NMRD’s renewable energy capacity in operation was 135.1 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the three months ended March 31, 2021 and 2020, PNMR Development made cash contributions of zero and $10.0 million to NMRD to be used primarily for its construction activities. In February 2021, NMRD paid PNMR Development a dividend of $3.0 million of which, $2.4 million represents PNMR Development's cumulative equity in earnings of NMRD as of March 31, 2021 and is presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows. The portion of the dividend in excess of PNMR Development's cumulative equity in earnings of NMRD amounting to $0.6 million is presented as cash flows from investing activities.

PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating revenues	$2,750	$1,667
Operating expenses	2,522	1,580
Net earnings	$228	$87

	Financial Position
	March 31,	December 31,
	2021	2020
	(In thousands)
Current assets	$5,005	$8,046
Net property, plant, and equipment	170,032	172,585
Non-current assets	2,133	1,900
Total assets	177,170	182,531
Current liabilities	1,249	841
Non-current liabilities	383	380
Owners’ equity	$175,538	$181,310

(17)     Merger

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

The proposed Merger has been unanimously approved by the Boards of Directors of PNMR, Avangrid and Merger Sub and approved by PNMR shareholders at the Special Meeting of Shareholders held on February 12, 2021. On January 20, 2021, the FTC notified PNMR and Avangrid that early termination of the waiting period under the HSR Act in connection with the Merger was granted. CFIUS completed its review of the Merger on February 2, 2021, and has concluded that there are no unresolved national security concerns with respect to the Merger. On March 10, 2021 PNMR and Avangrid received FCC approval of the transfer of operating licenses related to the Merger. If the Merger is not completed within 180 days of March 10, 2021, then extension of FCC approval will be required. On April 20, 2021 FERC issued an order authorizing the Merger. Consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the absence of any material adverse effect on PNMR, the receipt of required regulatory approvals (including

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the PUCT, the NMPRC, and the NRC) and the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made. The agreement related to the divestiture has been entered into and related filings have been made with the NMPRC. The Merger is currently expected to close in the second half of 2021.

On March 30, 2021 TNMP, Merger Sub, Avangrid and all parties to the stipulation (the "Signatories") filed a unanimous stipulation and agreement in its Joint Application for approval of the Merger. The Signatories to the unanimous stipulation agree that a negotiated resolution of this proceeding is in the public interest, will conserve the parties' resources, and will eliminate controversy. The approval of the unanimous stipulation is included on the PUCT's May 6, 2021 open meeting agenda. On April 20, 2021, PNM, PNMR, Merger Sub, Avangrid (the "Joint Applicants"), the NMAG, WRA, the International Brotherhood of Electrical Workers Local 611, Dine, Nava Education Project, the San Juan Citizens Alliance and To Nizhoni Ani, entered into a stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. On April 23, 2021, an amended stipulation was filed, which joined CCAE in the stipulation and updated certain stipulated regulatory requirements. On April 25, 2021, the Hearing Examiner in the case issued an order vacating the pre-hearing conference and procedural schedule. The order requires the Joint Applicants to meet with all parties to discuss and negotiate, in good faith, a potential stipulation and establishes a deadline of May 7, 2021 for the Joint Applicants to file a stipulation and a proposed procedural schedule.

In connection with the Merger, Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain (“Iberdrola”), which owns 81.5% of the outstanding common stock of Avangrid, has provided Avangrid a commitment letter (the "Iberdrola Funding Commitment Letter"), pursuant to which Iberdrola has unilaterally agreed to provide to Avangrid, or arrange the provision to Avangrid of, funds to the extent necessary for Avangrid to consummate the Merger, including the payment of the aggregate Merger consideration. To the extent Avangrid wishes to effect a funding transaction under the Iberdrola Funding Commitment Letter in order to pay the Merger consideration, the specific terms of any such transaction will be negotiated between Iberdrola and Avangrid on an arm's length basis and must be approved by both (i) a majority of the members of the unaffiliated committee of the board of directors of Avangrid, and (ii) the entire board of directors of Avangrid. Under the terms of such commitment letter, Iberdrola has agreed to negotiate with Avangrid the specific terms of any transaction effecting such funding commitment promptly and in good faith, with the objective that such terms shall be commercially reasonable and approved by Avangrid. Avangrid’s and Merger Sub’s obligations under the Merger Agreement are not conditioned upon Avangrid obtaining financing.

The Merger Agreement provides for certain customary termination rights including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before January 20, 2022 (subject to a three-month extension by either party if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if Avangrid terminates the Merger Agreement due to a change in recommendation of the Board or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement)), PNMR will be required to pay Avangrid a termination fee of $130.0 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of Avangrid’s breach of its regulatory covenants or (ii) Avangrid fails to effect the closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, Avangrid will be required to pay PNMR a termination fee of $184.0 million as the sole and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or Avangrid will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10.0 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 801,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

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

The proposed Merger has been unanimously approved by the Boards of Directors of PNMR, Avangrid and Merger Sub and approved by PNMR shareholders at the Special Meeting of Shareholders held on February 12, 2021. On January 20, 2021, the FTC notified PNMR and Avangrid that early termination of the waiting period under the HSR Act in connection with the Merger was granted. CFIUS completed its review of the Merger on February 2, 2021, and has concluded that there are no unresolved national security concerns with respect to the Merger. On March 10, 2021, PNMR and Avangrid received FCC approval of the transfer of operating licenses related to the Merger. If the Merger is not completed within 180 days of March 10, 2021, then extension of FCC approval will be required. On April 20, 2021, FERC issued an order authorizing the Merger. Consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the absence of any material adverse effect on PNMR, the receipt of required regulatory approvals (including the PUCT, the NMPRC, and the NRC), and the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made. The agreement relating to the divestiture of Four Corners has been entered into and related filings have been made with the NMPRC. The Merger is currently expected to close in the second half of 2021.

On March 30, 2021, TNMP, Merger Sub, Avangrid and all parties to the stipulation (the "Signatories") filed a unanimous stipulation and agreement in its Joint Application for approval of the Merger. The Signatories to the unanimous stipulation agree that a negotiated resolution of this proceeding is in the public interest, will conserve the parties' resources, and will eliminate controversy. The approval of the unanimous stipulation is included on the PUCT's May 6, 2021 open meeting agenda. On April 20, 2021, PNM, PNMR, Merger Sub, Avangrid (the "Joint Applicants"), the NMAG, WRA, the International Brotherhood of Electrical Workers Local 611, Dine, Nava Education Project, the San Juan Citizens Alliance and To Nizhoni Ani, entered into a stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. On April 23, 2021, an amended stipulation was filed, which joined CCAE in the stipulation and updated certain stipulated regulatory requirements. On April 25, 2021, the Hearing Examiner in the case issued an order vacating the pre-hearing conference and procedural schedule. The order requires the Joint Applicants to meet with all parties to discuss and negotiate, in good faith, a potential stipulation and establishes a deadline of May 7, 2021 for the Joint Applicants to file a stipulation and a proposed procedural schedule.

EIM

On April 1, 2021, PNM joined and began participating in the EIM. The EIM is a real-time wholesale energy trading market operated by the California Independent System Operator (CAISO) that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. PNM completed a cost-benefit analysis, which indicated participation in the EIM would provide substantial benefits to retail customers. In 2018, PNM filed an application with the NMPRC requesting, among other things, to recover an estimated $20.9 million of initial capital investments and authorization to establish a regulatory asset to recover an estimated $7.4 million of other expenses that would be incurred in order to join the EIM. The NMPRC approved the establishment of a regulatory asset but deferred certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing.

Texas Winter Storm

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. Though several REPs have filed for bankruptcy, TNMP has regulatory authorization to defer bad debt expense from REPs to a regulatory asset and seek recovery in a general rate case. At this time, the Company does not expect significant financial impacts related to this event.

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

Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

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

PNM implemented 50% of the approved increase for service rendered beginning February 1, 2018, and implemented the rest of the increase for service rendered beginning January 1, 2019.

On December 29, 2020, Sierra Club filed a motion to re-open the NM 2016 Rate Case. The motion requests that the NMPRC re-open the NM 2016 Rate Case for the limited purpose of conducting a prudence review of certain Four Corners capital expenditures that the NMPRC deferred in its order approving the settlement agreement. Alternatively, Sierra Club requested that the deferred prudence review be conducted, and given weight as appropriate, in the Four Corners Abandonment Application. On February 10, 2021, the NMPRC rejected Sierra Club’s motion to re-open the NM 2016 Rate Case and stated that issues on whether the terms of the ETA provide an opportunity for consideration of prudence for Four Corners undepreciated investments included in a financing order or what effects the rates approved in the NM 2016 Rate Case may have on determining energy transition cost should be considered in the Four Corners Abandonment Application.

2020 Decoupling Petition – On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. If approved, customer bills would not be impacted until January 1, 2022. On October 2, 2020, PNM requested an order to vacate the public hearing and stay the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the Hearing Examiner approved PNM's request to stay the proceeding and vacate the public hearing and on October 30, 2020 PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On March 17, 2021, the NMPRC issued an order granting PNM's petition for declaratory order which commences a proceeding to address petitions. See Note 12. PNM cannot predict the outcome of this matter.

PVNGS Leased Interest Abandonment Application - On April 2, 2021, PNM filed the PVNGS Leased Interest Abandonment Application. In the application PNM is requesting NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM is also seeking NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which will be acquiring the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM is seeking NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement, and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM is also requesting NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. For additional information on PNM's Leased Interest and the associated abandonment application see Note 12 and Note 13.

Advanced Metering – Currently, TNMP has more than 242,000 advanced meters across its service territory. Beginning in 2019, the majority of costs associated with TNMP’s AMS program are being recovered through base rates. On October 2, 2020, TNMP filed an application with the PUCT for authorization to implement necessary technological upgrades of approximately $46 million to its AMS program by November 2022. On January 14, 2021, the PUCT approved TNMP's application. TNMP will seek recovery of the investment associated with the upgrade in a future general rate proceeding or distribution cost recovery factor filing.

In February 2016, PNM filed an application with the NMPRC requesting approval of a project to replace its existing customer metering equipment with Advanced Metering Infrastructure (“AMI”), which was denied. As ordered by the NMPRC, PNM’s 2020 filing for energy efficiency programs to be offered in 2021, 2022, and 2023 included a proposal for an AMI pilot project, although PNM did not recommend the proposal due to the limited benefits that are cost-effective under a pilot structure. On September 17, 2020, the Hearing Examiner in the energy efficiency case issued a recommended decision recommending that PNM's proposed 2021 energy efficiency and load management program be approved, with the exception of the proposed AMI pilot program. On October 28, 2020, the NMPRC approved the recommended decision.

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

On April 5, 2021, TNMP filed its 2021 DCOS that requested an increase in annual distribution revenues of $14.0 million. TNMP requested a procedural schedule that would result in rates being effective in September 2021. See Note 12.

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

In May 2019, PNM filed an application with FERC requesting approval to purchase a new 153-mile long 345-kV transmission line and related facilities (the “Western Spirit Line”). Under related agreements, PNM will provide transmission service to approximately 800 MW of new wind generation to be located in eastern New Mexico beginning in 2021 using an incremental rate. All necessary regulatory approvals for PNM to purchase and provide transmission service from the Western Spirit Line have been obtained.

On March 12, 2021, PNM filed four unexecuted TSAs with FERC totaling 145 MW with Leeward Energy. The unexecuted TSAs provide long-term firm, point-to-point transmission service on PNM’s transmission system. The unexecuted TSAs are based on the pro-forma transmission service agreements with certain non-conforming provisions under Attachment A of PNM’s OATT and include PNM’s OATT rate. PNM is filing the unexecuted TSAs at the request of Leeward because the parties have been unable to reach an agreement on the terms and conditions for transmission service. See Note 12.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and President Trump declared the COVID-19 pandemic a national emergency in the U.S. The Company continues to closely monitor developments and has taken and continues to take steps to mitigate the potential risks related to the COVID-19 pandemic. The Company has assessed and updated its existing business continuity plans in response to the impacts of the pandemic through crisis team meetings and working with other utilities and operators. It has identified its critical workforce, staged backups and limited access to control rooms and critical assets. The Company has worked to protect the safety of its employees using a number of measures, including minimizing exposure to other employees and the public and supporting work-from-home and flexible arrangements for all applicable job functions. The Company is also working with its suppliers to manage the impacts to its supply chain and remains focused on the integrity of its information systems and other technology systems used to run its business. However, the Company cannot predict the extent or duration of the ongoing COVID-19 pandemic, its effects on the global, national or local economy, or on the Company's financial position, results of operations, and cash flows. The Company will continue to monitor developments related to COVID-19 and will remain focused on protecting the health and safety of its customers, employees, contractors, and other stakeholders, and on its objective to provide safe, reliable, affordable and environmentally responsible power. As discussed in Note 12, both PNM and TNMP suspended disconnecting certain customers for past due bills, waived late fees during the pandemic, and have been provided regulatory mechanisms to recover these and other costs resulting from COVID-19.

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2019 and 2020 periods, PNM and TNMP together invested $1.3 billion in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. PNM has launched the Wired for the Future capital initiative, which emphasizes new investments in its transmission and distribution infrastructure with three primary objectives: delivering clean energy, enhancing customer satisfaction and increasing grid resilience. Projects are aimed at advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico ranks third in the Nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks third in the Nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNMR Development and AEP OnSite

Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. As of March 31, 2021, NMRD’s renewable energy capacity in operation was 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Facebook data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. In addition, PNM's February 8, 2021 application with the NMPRC for approval to service the Facebook data center includes construction of a 50 MW solar facility owned by NMRD, which is expected to be operational in 2023. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.

NMPRC rules required PNM to file its 2020 IRP in July 2020. In April 2020, the NMPRC approved PNM's request to extend the deadline to file its 2020 IRP until six months after the NMPRC issues a final order approving replacement resources in PNM’s SJGS Abandonment Application. On January 29, 2021, PNM filed its 2020 IRP. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024. The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth.

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

The Energy Transition Act (“ETA”)

On June 14, 2019, Senate Bill 489, known as the ETA, became effective. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. See additional discussion of the ETA in Note 11 and in Note 16 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

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

On June 24, 2020, the Hearing Examiners issued a second recommended decision on PNM's request for approval of replacement resources that addressed the entire portfolio of replacement resources. On July 29, 2020, the NMPRC issued an order approving resource selection criteria identified in the ETA that include PPA's for 650 MW of solar and 300 MW of battery storage. See additional discussion of the ETA and PNM’s San Juan Abandonment Application in Notes 11 and 12.

Four Corners Abandonment Application - On January 8, 2021, PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of energy transition bonds as provided by the ETA. As ordered by the Hearing Examiner in the case, PNM filed an amended application and testimony on March 15, 2021. The amended application provided additional information to support PNM's request, provided background on the NMPRC's consideration of the prudence of PNM's investment in Four Corners in the NM 2016 Rate Case and explained how the proposed sale and abandonment provides a net public benefit. If approved, PNM would exit its 200 MW ownership interest in Four Corners seven years earlier than planned and accelerate its exit of coal to 2024. See additional discussion of the ETA and PNM’s Four Corners Abandonment Application in Notes 11 and 12.

PNM enhanced its plan to exit Four Corners and emphasized its ESG strategy to reduce carbon emissions on March 12, 2021 with an announcement for additional plans for seasonal operations at Four Corners beginning in the fall of 2023. The solution for seasonal operations ensures the plant will be available to serve each owners' customer needs during times of peak energy use while minimizing operations during periods of low demand. This approach results in an estimated annual 20 to 25 percent reduction in carbon emissions at the plant and retains jobs and royalty payments for the Navajo Nation.

Other Environmental Matters – SJGS and Four Corners may be required to comply with environmental rules that affect coal-fired generating units, including regional haze rules and the ETA.  On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines issued under the CAA Section 111(d). EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. However, on January 19, 2021, the DC Circuit issued an opinion vacating and remanding the rule, holding that it was based on a misconstruction of Section 111(d) of the Clean Air Act. In addition, on January 27, 2021, President Biden signed an executive order requiring a review of environmental regulations issued under the Trump Administration, which will include a review of the ACE rule. The Biden Administration has made clear that it will seek greater authority in regulating greenhouse gas emissions to address climate change.

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

To demonstrate PNMR’s commitment to increase the electrification of vehicles in its service territory, PNM filed a Transportation Electrification Program (“TEP”) with the NMPRC on December 18, 2020. The TEP supports customer adoption of electric vehicles by focusing on addressing the barriers to electric vehicle adoption and encourage use. PNM’s proposed program budget will be dedicated to low and moderate income customers by providing rebates to both residential and non-residential customers towards the purchase of chargers and/or behind-the-meter infrastructure. See Note 12.

Renewable Energy

PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as solar, wind and geothermal energy purchased under PPAs. As of March 31, 2021, PNM has 158 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 169.5 MW at March 31, 2021. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 200 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM's 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind II beginning in March 2021. The NMPRC's approved portfolio to replace the planned retirement of SJGS will result in PNM executing solar PPAs of 650 MW combined with 300 MW of battery storage facilities. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements.

As discussed in Strategic Investments above, PNM is currently purchasing the output of 130 MW of solar capacity from NMRD that is used to serve the Facebook data center which includes two 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities constructed by NMRD to supply power to Facebook, Inc. The first 50 MW of these facilities began commercial operations in November 2019 and the second 50 MW facility began commercial operations in July 2020. Additionally, PNM has entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of power and RECs from a 50 MW wind project, which was placed in commercial operation in November 2018, a 166 MW wind project which became operational in February 2021, and a 50 MW solar-PV project to be operational in December 2021. On February 8, 2021, PNM filed an application with the NMPRC for approval to service the Facebook data center for an additional 190 MW of solar PPA combined with 100 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. See Note 12.

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
Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2020, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs exceeded 87 GWh, which was the maximum level of profit incentive allowed under the NMPRC approved program. This is equivalent to the annual consumption of approximately 12,155 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2020, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs is estimated to be approximately 17 GWh. This is equivalent to the annual consumption of approximately 2,011 homes in TNMP’s service territory. TNMP’s High-Performance Homes residential new construction energy efficiency program was honored for the 6th year in a row by ENERGY STAR. This recognition includes the program’s 4th straight Partner of the Year Sustained Excellence Award. For information on PNM's and TNMP's energy efficiency filing with the NMPRC and PUCT see Note 12.

Water Conservation and Solid Waste Reduction

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 35% more efficient than in 2007). Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of gray water and air-cooling technology have contributed to this reduction. Water usage has continued to decline as PNM has substituted less fresh-water-intensive generation resources to replace SJGS Units 2 and 3 starting in 2018, as water consumption at that plant has been reduced by approximately 50%. As the Company moves forward with its mission to achieve 100% carbon-free generation by 2040, it expects that more significant water savings will be gained. PNM has set a goal to reduce freshwater use 80% by 2035 and 90% by 2040 from 2005 levels. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy.

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

With reliability being the primary role of a transmission and distribution service provider in Texas’ deregulated market, TNMP continues to focus on keeping end-users updated about interruptions and to encourage consumer preparation when severe weather is forecasted. Last summer, TNMP provided a 33-person team for two weeks in support of another utility that experienced significant damage to their transmission and distribution system as a result of Hurricane Laura.

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

Another demonstration of the Company's commitment to ESG principles is the Company’s tradition of supporting the communities it serves in New Mexico and Texas. This support extends beyond corporate giving and financial donations from the PNM Resources Foundation to also include collaborations on community projects, customer low-income assistance programs, and employee volunteerism. In response to COVID-19, additional efforts were made in each of these areas and exhibit the Company’s core value of caring for its customers and communities.

During the three years ending December 31, 2020, corporate giving contributed $7.7 million to civic, educational, environmental, low income, and economic development organizations. PNMR recognizes its responsibility to support programs and organizations that enrich the quality of life across its service territories and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In response to COVID-19 community needs, PNMR donated to an Emergency Action Fund in partnership with key local agencies to benefit approximately ninety nonprofits and small businesses facing challenges due to lack of technology, shifting service needs, and cancelled fundraising events. Additionally, employee teams have supported first responders and other front-line workers through the delivery of food and other supplies often procured from local businesses struggling during stay-at-home orders. PNM also donated to the Pueblo Relief Fund and delivered personal protective supplies to pueblo areas and tribal nations throughout New Mexico. While its service territory does not include the Navajo Nation, PNM’s operations include generating facilities and employees in this region that has been disproportionately affected by the pandemic. In response, employee teams focused efforts to this region and also provided available supplies of personal protective equipment. PNM has also collaborated with the Navajo Tribal Utility Authority Wireless ("NTUAW") to set up wireless “hot spots” throughout the Navajo Nation in areas without internet access to assist first responders and support continued education opportunities amidst school closures. These actions supplement PNM’s continued support for the Navajo Nation. The PNM Navajo Nation Workforce Training Scholarship Program provides support for Navajo tribal members and encourages the pursuit of education and training in existing and emerging jobs in the communities in which they live. In 2019, PNM invested an additional $500,000 into this scholarship program to further assist in the development and education of the Navajo Nation workforce. PNM has invested in paid summer college engineering internship programs for American Indian students available in the greater Albuquerque area. PNM also continues to partner in the Light up Navajo project, piloted in 2019 and modeled after mutual aid to connect homes without electricity to the power grid. In 2020, PNM also partnered with key local organizations to initiate funding for programs focused on diversity, equity, and inclusion.

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

Additionally, as a part of corporate giving, on October 1, 2020, PNM introduced $2.0 million in funding for new COVID Customer Relief Programs to support income-qualified residential customers and small business customers who have been impacted by the financial challenges created by COVID-19 and have past due electric bills. Qualified customers that pay a portion of their past-due balance can receive assistance toward their remaining balance.

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

In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides more than $1 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop business, develop and implement environmental programs, and provide educational opportunities. Beginning in 2020, the PNM Resources Foundation is funding grants with a three-year focus on decreasing homelessness, increasing access to affordable housing, reducing carbon emissions, and community safety with an emphasis on COVID-19 programs. As part of this emphasis, $0.4 million has been awarded to nonprofits in New Mexico and Texas to assist with work being done on the front lines of the pandemic for community safety, with a focus on helping senior citizens and people currently experiencing homelessness during the shelter-in-place directives. In 2020, the PNM Resources Foundation expanded its matching donation program to offer 2-to-1 matching on employee donations made to social justice nonprofits and increased the annual amount of matching donations available to each of its employees. PNM Resources Foundation awarded $0.3 million of additional grants to non-profits supporting TNMP communities following the winter storm in February 2021.

Economic Factors

PNM – In the three months ended March 31, 2021, PNM experienced a decrease in weather normalized commercial load of 9.6%, mostly offset by an increase in weather normalized retail load of 7.3% compared to 2020 primarily due to New Mexico state restrictions related to COVID-19. PNM did not experience significant impacts to its other customer classes.

TNMP – In the three months ended March 31, 2021, TNMP experienced an increase in volumetric weather normalized retail load of 3.1% compared to 2020. Weather normalized demand-based load, excluding retail transmission customers in the three months ended March 31, 2021 is flat when compared to 2020. TNMP has experienced increased volumetric usage related to residential consumers offset by decreases in its demand based commercial consumer class as a result of impacts related to COVID-19.

The Company is unable to determine the duration or final impacts from COVID-19 as discussed in more detail in Item 1A. Risk Factors of the 2020 Annual Report on Form 10-K. The Company does not currently expect significant negative impacts to customer usage at PNM and TNMP resulting from the economic impacts of COVID-19. However, if current economic conditions worsen, the Company may be required to implement additional measures such as reducing or delaying operating and maintenance expenses and planned capital expenditures.

Results of Operations

Net earnings (loss) attributable to PNMR were $17.6 million, or $0.20 per diluted share in the three months ended March 31, 2021 compared to $(15.3) million, or $(0.19) per diluted share, in 2019. Among other things, earnings in the three months ended March 31, 2021, benefited from higher weather normalized residential load at PNM, higher volumetric load at TNMP, colder weather at PNM and TNMP, higher transmission rates at PNM and TNMP, higher distribution rates at TNMP, lower surface mine reclamation expense and lower accretion expense at PNM, lower interest expense at PNM, improved performance on PNM's NDT and coal mine reclamation investment securities and higher equity AFUDC at PNM and TNMP. These increases were partially offset by lower weather normalized commercial load at PNM, higher operational and maintenance expense, including higher plant maintenance and administrative costs at PNM, higher employee related, outside service and vegetation management expense at PNM and TNMP, increased depreciation and higher property taxes at PNM and TNMP due to increased plant in service, and higher interest charges at TNMP. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that currently expire in October 2023. Both facilities provide for short-term borrowings and letters of credit and can be extended through October 2024, subject to approval by a majority of the lenders. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico that expires in December 2022, and TNMP has a $75.0 million revolving credit facility, which expires in September 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. PNMR Development has a revolving credit facility with a capacity of $40.0 million that expires in January 2022 and gives PNM the option, subject to lender approval, to further increase the capacity up to $50.0 million upon 15-days advance notice. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. Total availability for PNMR on a consolidated basis was $644.8 million at April 23, 2021. Total availability at PNMR, on a consolidated basis, does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $4.6 billion for 2021 - 2025, including amounts expended through March 31, 2021. The construction expenditures include estimated amounts for an anticipated expansion of PNM’s transmission system, including the planned purchase of the Western Spirit Line, and expenditures for PNM’s Wired for the Future capital initiative.

To fund capital spending requirements to meet growth that balances earnings goals, credits metrics and liquidity needs, the Company may enter into financing arrangements in 2021. A complete listing of current financing arrangements is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

See discussion of the NMPRC's April 1, 2020 approval of PNM's request to issue approximately $361 million of Securitized Bonds upon the retirement of SJGS in 2022, and the related appeal of that order to the NM Supreme Court in Note 12.

After considering the effects of these financings and the Company's short-term liquidity position as of April 23, 2021, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $1,215.7 million through April 2022. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2021-2025 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions, except per share amounts)
Net earnings (loss) attributable to PNMR	$17.6	$(15.3)	$32.9
Average diluted common and common equivalent shares	86.1	79.9	6.2
Net earnings (loss) attributable to PNMR per diluted share	$0.20	$(0.19)	$0.39

The components of the change in net earnings attributable to PNMR are:

Three Months Ended
March 31, 2021
(In millions)
PNM	$34.6
TNMP	1.6
Corporate and Other	(3.4)
Net change	$32.9

Information regarding the factors impacting PNMR’s operating results by segment are set forth below.

Segment Information

The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities. See Note 2 for more information on PNMR’s operating segments.

PNM

PNM defines utility margin as electric operating revenues less cost of energy, which consists primarily of fuel and purchase power costs. PNM believes that utility margin provides a more meaningful basis for evaluating operations than electric operating revenues since substantially all fuel and purchase power costs are offset in revenues as those costs are passed through to customers under PNM’s FPPAC. Utility margin is not a financial measure required to be presented and is considered a non-GAAP measure.

The following table summarizes the operating results for PNM:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Electric operating revenues	$271.2	$248.1	$23.1
Cost of energy	88.9	74.5	14.4
Utility margin	182.3	173.6	8.7
Operating expenses	107.3	98.6	8.7
Depreciation and amortization	41.9	41.4	0.5
Operating income	33.1	33.6	(0.5)
Other income (deductions)	4.8	(30.5)	35.3
Interest charges	(12.9)	(17.6)	4.7
Segment earnings (loss) before income taxes	25.0	(14.6)	39.6
Income (taxes) benefit	(2.8)	2.4	(5.2)
Valencia non-controlling interest	(3.5)	(3.7)	0.2
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings	$18.5	$(16.1)	$34.6

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended March 31,
			Percentage
	2021	2020	Change
	(Gigawatt hours, except customers)
Residential	828.2	768.2	7.8%
Commercial	752.4	838.7	(10.3)
Industrial	380.0	334.3	13.7
Public authority	47.4	48.5	(2.3)
Economy energy service (1)	129.1	166.5	(22.5)
Other sales for resale	746.4	605.2	23.3
	2,883.5	2,761.4	4.4%
Average retail customers (thousands)	538.8	533.0	1.1%

(1) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

Operating Results – Three Months Ended March 31, 2021 compared to 2020

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2021
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized KWh sales decreased 9.6% for commercial customers mostly offset by increased sales to residential customers of 7.3%	$(0.1)
Weather – Colder weather in 2021; heating degree days were 10.1% higher in 2021	1.5
Leap Year – Decreased revenue in 2021 due to additional day in 2020	(1.8)
Transmission – Higher revenues under formula transmission rates, the addition of a new customer, and higher volumes	2.8
Rate riders – Includes renewable energy, fuel clause, and energy efficiency riders which are partially offset in operating expense	4.3
Coal mine reclamation – Lower expense on surface mine reclamation in 2021 and the 2020 remeasurement of PNM’s obligation for Four Corners and SJGS coal mine reclamation (Note 11)	1.9
Other	0.1
Net Change	$8.7

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2021
Change
Operating expenses:	(In millions)

Higher plant maintenance and administrative costs at SJGS, Four Corners, and gas fired plants partially offset by lower costs for PVNGS	$2.8
Higher property taxes due to increases in utility plant in service	0.3
Higher employee related, outside services, and vegetation management expenses	3.7
Higher energy efficiency and renewable rider expenses	1.2
Other	0.7
Net Change	$8.7

Depreciation and amortization:

Increased utility plant in service	$1.6
Lower accretion expense for PVNGS plant decommissioning ARO resulting from 2020 study	(1.1)
Net Change	$0.5

Other income (deductions):

Improved performance on investment securities in the NDT partially offset by lower gains in the coal mine reclamation trusts	$33.8
Higher equity AFUDC	1.1
Higher interest income and lower trust expenses related to investment securities in the NDT and coal mine reclamation trusts	0.1
Other	0.3
Net Change	$35.3

Interest charges:

Lower interest on term loans	$1.6
Lower short-term borrowings	0.8
Issuance of $200.0 million of SUNs in April 2020	(1.7)
Lower interest on PCRBs remarketed in 2020	4.2
Other	(0.2)
Net Change	$4.7

Income (taxes) benefits:

Higher segment earnings before income taxes	$(10.1)
Changes in the anticipated effective tax rate, including amortization of excess deferred income taxes (Note 14)	4.5
Other	0.4
Net Change	$(5.2)

TNMP

TNMP defines utility margin as electric operating revenues less cost of energy, which consists of costs charged by third-party transmission providers. TNMP believes that utility margin provides a more meaningful basis for evaluating operations than electric operating revenues since all third-party transmission costs are passed on to consumers through a transmission cost recovery factor. Utility margin is not a financial measure required to be presented and is considered a non-GAAP measure.

The following table summarizes the operating results for TNMP:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Electric operating revenues	$93.5	$85.5	$8.0
Cost of energy	26.5	24.2	2.3
Utility margin	67.0	61.3	5.7
Operating expenses	27.8	25.1	2.7
Depreciation and amortization	22.2	21.8	0.4
Operating income	17.0	14.3	2.7
Other income (deductions)	1.1	0.6	0.5
Interest charges	(8.5)	(7.2)	(1.3)
Segment earnings before income taxes	9.6	7.7	1.9
Income (taxes)	(0.9)	(0.6)	(0.3)
Segment earnings	$8.7	$7.1	$1.6

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended March 31,
			Percentage
	2021	2020	Change
Volumetric load (1) (GWh)	676.0	606.7	11.4%
Demand-based load (2) (MW)	5,116.8	4,896.5	4.5%
Average retail consumers (thousands) (3)	261.5	257.1	1.7%

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

Operating Results – Three Months Ended March 31, 2021 compared to 2020

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2021
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2020, October 2020, and March 2021 as well as higher wholesale transmission demand-based sales	$3.1
Distribution rate relief – Distribution cost of service rate established in September 2020	3.3
Volumetric-based customer usage/load – Weather normalized KWh sales increased 3.1%, partially offset by the 2020 leap-year impact; the average number of retail consumers increased 1.9%	0.3
Demand-based customer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers is flat	(0.1)
Weather – Colder weather in 2021; heating degree days were 42.8% higher in 2021	1.7
Rate Riders and other – Impacts of rate riders, including the CTC surcharge which ended in August 2020, energy efficiency rider, rate case expense rider, and transmission cost recovery factor, which are partially offset in operating expense and depreciation and amortization	(2.8)
Other	0.2
Net Change	$5.7

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2021
Change
Operating expenses:	(In millions)

Higher employee related, outside services, and vegetation management expenses	$1.9
Higher property taxes due to increased utility plant in service	0.7
Higher energy efficiency costs and amortization of rate expenses offset in utility margin	0.3
Other	(0.2)
Net Change	$2.7

Depreciation and amortization:

Increased utility plant in service	$2.5
Decreased amortization of CTC offset in utility margin	(2.1)
Net Change	$0.4

Other income (deductions):

Higher equity AFUDC	$0.3
Higher CIAC	0.2
Net Change	$0.5

Interest charges:

Issuance of $185.0 million first mortgage bonds in 2020	$(1.5)
Lower short-term borrowings	0.2
Net Change	$(1.3)

Three Months Ended March 31, 2021
Change
Income (taxes) benefits:	(In millions)

Higher segment earnings before income taxes	$(0.4)
Amortization of excess deferred federal income taxes (Note 14)	0.1
Net Change	$(0.3)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Electric operating revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	1.2	(5.5)	6.7
Depreciation and amortization	5.7	5.7	—
Operating income (loss)	(6.9)	(0.2)	(6.7)
Other income (deductions)	(0.4)	(0.6)	0.2
Interest charges	(4.5)	(5.6)	1.1
Segment earnings (loss) before income taxes	(11.8)	(6.5)	(5.3)
Income (taxes) benefit	2.1	0.2	1.9
Segment earnings (loss)	$(9.7)	$(6.3)	$(3.4)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three months ended March 31, 2021 include $6.7 million of costs related to the Merger in 2021 that were not allocated to PNM or TNMP.

Operating Results – Three Months Ended March 31, 2021 compared to 2020
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2021
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.1
Other	0.1
Net Change	$0.2

Interest charges:

Lower interest on short-term borrowings	$0.9
Repayment of PNMR 2018 SUNS	0.6
Higher interest on term loans	(0.5)
Other	0.1
Net Change	$1.1

Three Months Ended March 31, 2021
Change
Income (taxes) benefits:	(In millions)

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$1.8
Higher segment loss before income taxes	1.4
Investment tax credit amortization	(0.6)
Non-deductible merger related costs	(0.5)
Other	(0.2)
Net Change	$1.9

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2021 compared to March 31, 2020 are summarized as follows:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$86.5	$93.8	$(7.3)
Investing activities	(174.5)	(152.8)	(21.7)
Financing activities	47.6	71.5	(23.9)
Net change in cash and cash equivalents	$(40.4)	$12.4	$(52.8)

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

Cash Flows from Investing Activities

The changes in PNMR’s cash flows used in investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities include purchases and sales of investment securities in the NDT and coal mine reclamation trusts as well as activity related to NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Three Months Ended March 31,
	2021	2020	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(26.7)	$(11.5)	$(15.2)
Transmission and distribution	(57.9)	(50.2)	(7.7)
Nuclear fuel	(3.6)	(8.9)	5.3
	(88.2)	(70.6)	(17.6)
TNMP:
Transmission	(33.1)	(16.3)	(16.8)
Distribution	(43.0)	(44.1)	1.1
	(76.1)	(60.4)	(15.7)
Corporate and Other:
Computer hardware and software	(7.9)	(9.2)	1.3
Total cash (outflows) for additions to utility plant	$(172.2)	$(140.2)	$(32.0)

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$123.6	$149.4	$(25.8)
Purchases of investment securities	(126.5)	(152.1)	25.6
Investments in NMRD	—	(10.0)	10.0
Distributions from NMRD	0.6	—	0.6
Other, net	—	0.1	(0.1)
Total cash (outflows) from investing activities	$(174.5)	$(152.8)	$(21.7)

Cash Flow from Financing Activities

The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings increased $165.5 million in 2021 compared to an increase of $115.5 million in 2020, resulting in a net increase in cash flows from financing activities of $50 million
•In 2021, PNMR borrowed the remaining $220.0 million under the Delayed-Draw Term Loan and repaid $300.0 million SUNs

Financing Activities

See Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K and Note 9 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC. The Company’s ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

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

In August 2020, PNMR entered into the WFB LOC Facility aggregating $30.3 million that was issued to facilitate the posting of reclamation bonds currently held by WSJ LLC (who assumed all the obligations of SJCC post-bankruptcy). The reclamation bonds were required to be posted in connection with permits relating to the operation of the San Juan mine. See Note 11.

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.25% SUNs (the “PNMR 2018 SUNs”), which mature on March 9, 2021. The proceeds from the offering were used to repay the $150.0 million PNMR 2015 Term Loan that was due on March 9, 2018 and to reduce borrowings under the PNMR Revolving Credit Facility. On December 22, 2020, PNMR entered into the $300.0 million PNMR 2020 Delayed-Draw Term Loan that matures in January 2022 and drew $80.0 million to refinance existing indebtedness and for other corporate purposes. On March 9, 2021, PNMR utilized the remaining $220.0 million of capacity under the PNMR 2020 Delayed-Draw Term Loan to repay an equivalent amount of the PNMR 2018 SUNs. The remaining $80.0 million repayment of the PNMR 2018 SUNs was funded through borrowings under the PNMR Revolving Credit Facility.

On October 20, 2020, the execution of the Merger Agreement constituted a “Change of Control” under certain PNMR, TNMP and PNMR Development debt agreements. Under each of the specified debt agreements, a “Change of Control” constitutes an “Event of Default,” pursuant to which the lender parties thereto had the right to accelerate the indebtedness under the debt agreements. The definition of Change of Control under the PNM debt agreements and PNM note purchase agreements was not triggered by the execution of the Merger Agreement.

On October 26, 2020, PNMR, TNMP and PNMR Development entered into amendment agreements with the lender parties thereto to amend the definition of "Change of Control" such that the entry into the Merger Agreement would not constitute a Change of Control and to waive the Event of Default arising from entry into the Merger Agreement. The amended Change of Control definition under the PNMR, TNMP, and PNMR Development debt agreements will, however, be triggered again upon the closing of the merger transaction. Prior to the closing of the Merger, the Company intends to coordinate with the lenders and Avangrid to either amend the definition of Change of Control permitting Avangrid ownership of the Company; or to refinance or enter into new debt agreements that would include Avangrid as owners of the Company. The Change of Control provisions in the PNM debt agreements and PNM note purchase agreements are not triggered by the close of the Merger.

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

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates on three separate tranches, each of $50.0 million, of its variable rate debt. The hedging agreements effectively fix interest rates on the aggregate $150.0 million of short-term debt at rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, and are subject to changes if there is a change in PNMR’s credit rating. On March 23, 2021, the 1.926% fixed interest rate hedge agreement expired according to its terms and the remaining agreements are expected to expire in May 2021. See Note 9.

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

Projected capital requirements, including amounts expended through March 31, 2021, are:

	2021	2022-2025	Total
	(In millions)
Construction expenditures	$1,045.4	$2,939.8	$3,985.2
Dividends on PNMR common stock	112.4	449.8	562.2
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,158.3	$3,391.7	$4,550.0

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include a net investment of $301.2 million in 2021 resulting from PNM’s agreement to purchase the Western Spirit Line, subject to certain conditions being met prior to closing. Also included in the table above are expenditures for PNM’s Wired for the Future capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Not included in the table above are potential future contributions to NMRD and incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to PNMR and the Merger (See Note 17). Note 6 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the three months ended March 31, 2021, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. The PNM 2019 $40.0 Million Term Loan matures in June 2021. In addition, PNM has $146.0 million of PCRBs that must be repriced and $160.0 million of SUNs that mature in October 2021, with the option to repay the SUNs at par as early as July 1, 2021. The $150.0 million PNMR 2019 Term Loan matures in June 2021. The $150.0 million PNMR 2020 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, and the $65.0 million PNMR Development Term Loan all mature in January 2022. See Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity

PNMR’s liquidity arrangements include the PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility. The PNMR and PNM facilities currently expire in October 2023 but can be extended through October 2024, subject to approval by a majority of the lenders. The $75.0 million TNMP Revolving Credit Facility matures in September 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires in December 2022. PNMR Development has a $40.0 million revolving credit facility that expires on January 31, 2022. PNMR Development has the option to further increase the capacity of this facility to $50.0 million upon 15-days advanced notice, subject to approval by the lender. The PNMR Development Revolving Credit Facility bears interest at a variable rate and contains terms similar to the PNMR Revolving Credit Facility. PNMR has guaranteed the obligations of PNMR Development under the facility. PNMR Development uses the facility to finance its participation in NMRD and for other activities. See Note 16. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended March 31, 2021
Range of Borrowings	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$12.7
PNM 2017 New Mexico Credit Facility	—	10.0
TNMP Revolving Credit Facility	—	43.1
PNMR Revolving Credit Facility	10.2	120.1
PNMR Development Revolving Credit Facility	10.0	40.0

At March 31, 2021, the weighted average interest rates were 1.61% for the PNMR Revolving Credit Facility, 1.11% for the PNMR Development Revolving Credit Facility, and 0.86% for the TNMP Revolving Credit Facility. There were no borrowings outstanding under the PNM 2017 New Mexico Revolving Credit Facility at March 31, 2021.

The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 9. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2021-2025 period. This could include new debt and/or equity issuances. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. However, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire or the cost of these facilities and debt issuances may increase. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.

As of April 23, 2021, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of April 23, 2021 is as follows:

	PNM	TNMP	PNMR Separate	PNMR Development	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$400.0	$75.0	$300.0	$40.0	$815.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$40.0	$855.0

Amounts outstanding as of April 23, 2021:
Revolving credit facility	$1.9	$50.5	$112.3	$40.0	$204.7
PNM 2017 New Mexico Credit Facility	—	—	—	—	—
Letters of credit	2.2	—	3.3	—	5.5
Total short-term debt and letters of credit	4.1	50.5	115.6	40.0	210.2

Remaining availability as of April 23, 2021(1)	$435.9	$24.5	$184.4	$—	$644.8
Invested cash as of April 23, 2021	$—	$—	$0.9	$—	$0.9

(1) Availability for the PNM Revolving Credit Facility does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs.

In addition to the above, PNMR has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of April 23, 2021, neither PNM, TNMP, nor PNMR Development had any intercompany borrowings from PNMR however PNMR had $32.4 million in intercompany borrowings from PNMR Development. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

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

Commitments and Contractual Obligations

PNMR, PNM, and TNMP have contractual obligations for long-term debt, leases, construction expenditures, purchase obligations, and certain other long-term obligations. See MD&A – Commitments and Contractual Obligations in the 2020 Annual Reports on Form 10-K. See Note 13 for further details regarding the PVNGS leases.

Contingent Provisions of Certain Obligations

As discussed in the 2020 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include lease obligations as debt.

	March 31, 2021	December 31, 2020
PNMR
PNMR common equity	38.6%	38.3%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	61.2	61.5
Total capitalization	100.0%	100.0%
PNM
PNM common equity	51.6%	51.4%
Preferred stock	0.3	0.3
Long-term debt	48.1	48.3
Total capitalization	100.0%	100.0%
TNMP
Common equity	49.4%	49.2%
Long-term debt	50.6	50.8
Total capitalization	100.0%	100.0%

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

Greenhouse Gas Emissions Exposures

In 2020, GHG associated with PNM’s interests in its fossil-fueled generating plants included approximately 5.4 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.

As of March 31, 2021, approximately 59% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG. This reflects the retirement of SJGS Units 2 and 3 that occurred in December 2017 and the restructuring of ownership in SJGS Unit 4. These events reduced PNM’s entitlement in SJGS from 783 MW to 562 MW and caused the Company’s output of GHG to decrease when compared to 2017. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, between 2007 and 2018, production from PNM’s largest single renewable energy resource, New Mexico Wind, has varied from a high of 580 GWh in 2011 to a low of 405 GWh in 2015. Variations are primarily due to how much and how often the wind blows. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. As described in Note 16 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG from the Company’s owned interests in SJGS, below 2005 levels. In 2020, PNM received authorization for a June 2022 abandonment of SJGS Units 1 and 4. In addition, PNM has filed a request with the NMPRC for approval to sell its ownership interest in Four Corners by the end of 2024. See additional discussion of the SJGS and Four Corners Abandonment in Note 12. If approved by the NMPRC, retiring PNM’s share of SJGS and exiting participation in Four Corners would further reduce PNM’s GHG as those two coal-fired stations represent approximately 84% of PNM's 2019 GHG emissions from generation.

PNM has also filed two other requests with the NMPRC for authorization to procure future additional renewable energy resources. In the PVNGS Leased Interest Abandonment Application PNM requested authorization to procure 450 MW of solar capacity and 290 MW of battery energy storage resources as replacement for the leased PVNGS capacity and to assure system reliability. PNM has also requested authorization to procure an additional 240 MW of solar capacity and 100 MW of battery energy storage to serve the Facebook data center located in PNM’s service territory. Approval of these renewable energy and battery resources should further reduce any exposure to GHG emissions risk Note 12.

As of March 31, 2021, PNM owns or procures power under PPAs from 817 MW of capacity from renewable generation resources. This is comprised of solar-PV, wind, and geothermal facilities including 158 MW of PNM-owned solar and 130 MW of solar-PV capacity which serve a data center located in PNM's service territory. This renewable capacity will increase to 1,057 MW in 2021, as 140 MW of wind and 100 MW of solar-PV are anticipated to begin commercial operation to serve retail customers and the data center located in PNM’s service territory. Finally, the entire portfolio of replacement resources approved by the NMPRC on July 29, 2020, in PNM’s SJGS Abandonment Application, includes replacement of SJGS capacity with procurement of 650 MW of solar PPAs combined with 300 MW of battery storage agreements. These resources will result in PNM owning, leasing, or procuring through PPAs, capacity from renewable resources and battery storage facilities totaling 2,007 MW plus the capacity from PVNGS resources totaling 402 MW for a total of 2,409 MW from emissions-free resources by year-end 2022. See additional discussion of these resources in Notes 11 and 12.

PNM also has a customer distributed solar generation program that represented 169.5 MW at March 31, 2021. PNM’s distributed solar programs will generate an estimated 339.0 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 5,206 GWh of electricity through 2020. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,500 GWh of electricity savings, which will avoid at least 1.0 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

On January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al. regarding challenges to the EPA’s ACE Rule regulating emissions of carbon dioxide from EGUs under section 111(d) of the Clean Air Act. The D.C. Circuit vacated the ACE Rule and remanded the record to EPA for further consideration consistent with the court’s opinion, finding that EPA misinterpreted the Clean Air Act when it determined that the language of section 111 unambiguously barred consideration of emissions reductions options that were not applied at the source. An appeal via petitions for certiorari to the US Supreme Court will remain available until June 2021. EPA filed a motion seeking a partial stay of the mandate as to the repeal of the Clean Power Plan, to ensure the court’s order will not render effective the now out-of-date Clean Power Plan. On February 22, 2021, the U.S. Court of Appeals for the D.C. Circuit granted EPA’s motion, indicating that it would withhold issuance of the mandate with respect to the repeal of the Clean Power Plan until EPA responds to the court’s remand in a new rulemaking action. The litigation over the Carbon Pollution Standards remains held in abeyance, but could be reactivated by the parties upon a determination by the court that the Biden Administration is unlikely to finalize the revisions proposed in 2018 and that reconsideration of the rule has concluded.

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

Federal Legislation

President Biden has indicated that climate change is a top priority for his administration. A number of legislative proposals to address climate change are already being considered in the Democratic-led U.S. House of Representatives, but the thin majority held by the Democrats in the Senate may make enactment of new laws to address climate change difficult. On April 22, 2021, at the Earth Day Summit, as part of the U.S.’s re-entry into the Paris Agreement, President Biden unveiled the goal to cut U.S. emissions by 50% - 52% from 2005 levels by 2030, nearly double the GHG emissions reduction target set by the Obama Administration. The 2030 goal joins President Biden’s other climate goals which include a carbon pollution-free power sector by 2035 and a net-zero emissions economy by no later than 2050.

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the evolving nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  In its 2020 filing for Four Corners Abandonment, PNM analyzed resource portfolio plans for scenarios that assumed Four Corners will operate through 2031 and for scenarios that assumed PNM will exit Four Corners at the end of 2024. The key findings of the analysis include that exiting Four Corners in 2024 would provide long-term economic benefits to PNM’s customers. See Note 12.

Senate Bill 489, known as the Energy Transition Act (“ETA”) was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Under the ETA provisions, PNM will also be required to meet a generation emission standard of no more than 400 lbs. of CO2 per MWh beginning in 2023 and not more than 200 lbs. per MWh beginning in 2032. PNM takes this requirement into account in its resource planning and it is expected that the standards will be met with the proposed resource retirements and replacements. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “energy transition costs” (as defined by the ETA). These costs may include coal mine decommissioning, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under a NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA in Note 11. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s scheduled retirement of SJGS in 2022. The NMPRC had not definitively indicated its intent to apply the requirements of the ETA to PNM’s SJGS Abandonment Application and several parties to that case questioned whether the ETA violated the New Mexico State constitution. In December 2019, the Governor of the State of New Mexico, the President of the Navajo Nation and other parties filed a writ of mandamus requesting the NM Supreme Court require the NMPRC to apply the ETA to PNM’s application. On January 29, 2020, the NM Supreme Court ruled that the NMPRC is required to apply the ETA to all of PNM’s SJGS Abandonment Application and denied petitions for a stay. The NM Supreme Court issued a subsequent opinion, on July 23, 2020, more fully explaining the legal rationale for the January 29, 2020 ruling. In February 2020, the Hearing Examiners assigned to the SJGS abandonment and financing proceedings issued recommended decisions recommending approval of PNM’s abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA. On April 1, 2020, the NMPRC approved the Hearing Examiners' recommendation to approve PNM's application to retire its share of SJGS in 2022 and for the issuance of Securitized Bonds. See additional discussion of PNM’s SJGS Abandonment Application in Note 12. PNM has also requested approval of energy transition bonds for the Four Corners Abandonment costs of that transition away from coal-fired generation. PNM cannot predict the full impact of the ETA or the outcome of potential future generating resource abandonment filings with the NMPRC.

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

PNM has calculated GHG reductions that would result from scenarios that assume PNM’s scheduled retirement of its share of the SJGS in 2022 and would exit from Four Corners in either 2024 or 2031 and PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% emissions-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the recently enacted ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the 26% - 28% by 2025 U.S. INDC and the former administration’s effort to achieve an 80% reduction in carbon emissions by 2050. On April 1, 2020, the NMPRC approved PNM’s application to retire its share of SJGS in 2022. PNM filed for abandonment of Four Corners on January 8, 2021. See Note 12.

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

Other Matters

See Notes 11 and 12 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters. See Note 1 for a discussion of accounting pronouncements that have been issued but are not yet effective and have not been adopted by the Company.

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

As of March 31, 2021, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2020 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•The expected timing and likelihood of completion of the pending Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending Merger that could reduce anticipated benefits or cause the parties to abandon the transaction
•The failure by Avangrid to obtain the necessary financing arrangement set forth in commitment letter received in connection with the Merger
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement
•The risk that the parties may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all
•The risk that the proposed Merger could have an adverse effect on the ability of PNMR to retain and hire key personnel and maintain relationships with its customers and suppliers, and on its operating results and businesses generally
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the prudence of PNM’s decision to continue participation in Four Corners and recovery of PNM’s investments and other costs associated with that plant, and any actions resulting from the pending appeal of the NMPRC's approval of PNM' request to issue Securitized Bonds in PNM’s SJGS Abandonment Application (collectively, the “Regulatory Proceedings”) and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the Regulatory Proceedings, or resulting from potential mid-term or long-term impacts related to COVID-19, and supporting forecasts utilized in FTY rate proceedings

•Uncertainty relating to PNM's recent decision to return the currently leased generating capacity in PVNGS Units 1 and 2 at the expiration of their lease terms in 2023 and 2024, including future regulatory outcomes relating to the ratemaking treatment and replacement resources for the leased assets and the NRC’s actions related to transfer of ownership
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the 2022 scheduled expiration of the operational and fuel supply agreements for SJGS, the proposed exit of Four Corners in 2024, regulatory recovery of undepreciated investments and other costs in the event the NMPRC orders generating facilities be retired, and the impacts of the ETA
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the ultimate outcomes of the Regulatory Proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, the impacts of COVID-19 on customer usage, and other changes in supply and demand
•The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of the Regulatory Proceedings, from the economic impacts of COVID-19 or from the entry into the Merger Agreement
•The risks associated with completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, and the ability of counterparties to meet their obligations under certain arrangements (including approved PPAs related to replacement resources for facilities to be retired), and supply chain or other outside support services that may be disrupted by the impacts of COVID-19
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply issues, unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the impacts of COVID-19, as well the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the Tax Act, and other matters
•Risks related to climate change, including potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the impacts of the recently enacted ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets
•Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM’s coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from international developments and the impacts of COVID-19, as well as PNM's ability to recover future decommissioning and reclamation costs from customers
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate the coal supply at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, and TNMP’s 2020 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. The impact of commodity derivative mark-to-market energy transactions were not material to the Company's financial position, results of operations, or cash flows as of and for the three months ended March 31, 2021 and 2020.
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
Unusually cold weather in February 2021 resulted in higher than expected natural gas and purchased power costs. PNM mitigated the impacts from the cold weather by securing gas supplies in advance, engaging in market purchases when lower prices were available, and adjusting plant operation of its gas units to minimize reliance on higher-priced gas supplies. PNM estimates the impact of the cold weather conditions in 2021 resulted in approximately $20 million of additional natural gas costs and approximately $8 million in additional purchased power costs. These increases will passed through to customers under the FPPAC over the remainder of 2021.

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

Schedule of Credit Risk Exposure
March 31, 2021
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$2,264	2	$2,079
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	630	—	—
Non-investment grade	—	—	—
Total	$2,894		$2,079
(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At March 31, 2021, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of March 31, 2021 was $1.5 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 8.8%, or $277.9 million if interest rates were to decline by 50 basis points from their levels at March 31, 2021. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 9, PNMR has hedging arrangements to effectively establish fixed interest rates on $100.0 million of variable rate debt. Variable interest rates are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

At April 23, 2021, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	1.62%	$112,300	$300,000
PNM Revolving Credit Facility	1.36	1,900	400,000
PNM 2017 New Mexico Credit Facility	—	—	40,000
TNMP Revolving Credit Facility	0.86	50,500	75,000
PNMR-D Revolving Credit Facility	1.11	40,000	40,000
		$204,700	$855,000
Long-term Debt:
PNMR 2020 Term Loan	1.21%	$150,000
PNMR 2019 Term Loan	1.06	150,000
PNM 2019 $40.0 Million Term Loan	0.76	40,000
PNMR 2020 Delayed-Draw Term Loan	1.37	300,000
PNMR Development Term Loan	1.48	65,000
		$705,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $437.0 million at March 31, 2021, of which 62.1% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2021, the decrease in the fair value of the fixed-rate securities would be 2.3%, or $6.2 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at March 31, 2021. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 35.2% of the securities held by the trusts as of March 31, 2021. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $15.4 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•Navajo Nation Environmental Issues
•Cooling Water Intake Structures
•Santa Fe Generating Station
•Continuous Highwall Mining Royalty Rate
•PVNGS Water Supply Litigation
•San Juan River Adjudication
•Navajo Nations Allottee Matters
•Merger Related Litigation
Note 12

•PNM – Renewable Portfolio Standard
•PNM – Energy Efficiency and Load Management
•PNM – Integrated Resource Plans
•PNM – 2020 Decoupling
•PNM – SJGS Abandonment Application
•PNM – Four Corners Abandonment Application
•PNM – PVNGS Leased Interest Abandonment Application
•PNM – COVID-19 Regulatory Matters
•TNMP – Periodic Distribution Rate Adjustment

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR's, PNM's, and TNMP's Annual Reports on Form 10-K for the year ended December 31, 2020.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including October 24, 2017 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed October 25, 2017)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNMR	PNMR 2021 Officer Annual Incentive Plan dated March 29, 2021

10.2	PNMR	PNMR 2021 Long-Term Incentive Plan dated March 29, 2021

10.3	PNMR	First Amendment dated March 29, 2020 to PNMR 2018 Long-Term Incentive Plan

10.4	PNMR	Second Amendment dated March 29, 2020 to PNMR 2019 Long-Term Incentive Plan

10.5	PNMR	Second Amendment dated March 29, 2020 to PNMR 2020 Long-Term Incentive Plan

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document

101.SCH	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	PNMR, PNM, and TNMP	Cover Page Inline XBRL File (included in Exhibits 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	April 30, 2021	/s/ Henry E. Monroy
Henry E. Monroy
Vice President and Corporate Controller
(Officer duly authorized to sign this report)