Form 10-Q
period 2021-06-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2021-07-30
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 23, 2021, 85,834,874 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of July 23, 2021 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of July 23, 2021 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2017 IRP	PNM’s 2017 IRP
2020 IRP	PNM’s 2020 IRP
DCOS	TNMP’s applications for a distribution cost recovery factor
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
BTU	British Thermal Unit
CAA	Clean Air Act
Carbon Pollution Standards	Carbon Pollution Standards established by the EPA on August 3, 2015
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAE	Coalition for Clean Affordable Energy
CCR	Coal Combustion Residuals
CFIUS	Committee on Foreign Investment in the United States
CFRE	Citizens for Fair Rates and the Environment
CIAC	Contributions in Aid of Construction
Clean Power Plan	Clean Power Plan established by the EPA on August 3,2015 and published on October 23, 2015
CO2	Carbon Dioxide
COVID-19	Novel coronavirus global pandemic
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOI	United States Department of Interior
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	California Independent System Operator Western Energy Imbalance Market
Energy Transition Charge	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC

FPPAC	Fuel and Purchased Power Adjustment Clause
FTC	Federal Trade Commission
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
HSR	Hart-Scott Rodino Antitrust Improvement Act of 1976
Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
Joint Applicants	PNM, PNMR, Merger Sub, Avangrid and Iberdrola, S.A.
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind I	La Joya Wind Facility generating 166 MW of output that became operational in February 2021
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined below)
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR, now known as New Mexico PPA Corporation
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits

OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2019 $40.0 Million Term Loan	PNM’s $40.0 Million Unsecured Term Loan
PNM 2020 Fixed Rate PCRBs	PNM's $302.5 Million PCRBs purchased on July 22, 2020
PNM 2020 Note Purchase Agreement	PNM's Agreement for the sale of PNM's 2020 SUNs
PNM 2020 SUNs	PNM's $200.0 Million Senior Unsecured Notes issued on April 30, 2020
PNM 2020 Term Loan	PNM’s $250.0 million Unsecured Term Loan issued on April 15, 2020, of which $100.0 million was repaid on April 30, 2020
PNM 2021 Note Purchase Agreement	PNM's Agreement for the sale of PNM's 2021 SUNs
PNM 2021 SUNs	PNM’s $160.0 Million Senior Unsecured Notes issued on July 14, 2021
PNM 2021 Term Loan	PNM’s $75.0 Million 18-month Unsecured Term Loan that mature on December 18, 2022
PNM Floating Rate PCRBs	PNM's $100.3 million PCRBs remarketed on July 1, 2020
PNM Plans	PNM's qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2018 SUN	PNMR’s $300.0 Million Senior Unsecured Notes issued on March 9, 2018
PNMR 2019 Term Loan	PNMR’s $150.0 Million Unsecured Term Loan
PNMR 2020 Forward Equity Sale Agreements	PNMR’s Block Equity Sale of 6.2 million Shares of PNMR Common Stock with Forward Sales Agreement
PNMR 2020 Term Loan	PNMR’s $150.0 million Unsecured Term Loan that matures on January 31, 2022
PNMR 2020 Delayed-Draw Term Loan	PNMR’s $300.0 million Unsecured Delayed-Draw Term Loan that matures on January 31, 2022
PNMR 2021 Delayed-Draw Term Loan	PNMR's $1.0 Billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2023
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $40.0 million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $65.0 Million Unsecured Term Loan that matures on January 31, 2022
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates

Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SJGS RA	San Juan Project Restructuring Agreement
SO2	Sulfur Dioxide
SRP	Salt River Project
Staff	NMPRC Staff
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application Filed May 30, 2018
TNMP 2020 Bonds	TNMP's First Mortgage Bonds issued on April 24, 2020 under the TNMP 2020 Bond Purchase Agreement
TNMP 2020 Bond Purchase Agreement	TNMP's Agreement for the sale of TNMP's 2020 First Mortgage Bonds
TNMP 2021 Bonds	TNMP's First Mortgage Bonds to be issued under the TNMP 2021 Bond Purchase Agreement
TNMP 2021 Bond Purchase Agreement	TNMP's Agreement for the sale of TNMP's 2021 First Mortgage Bonds
TNMP FMBs	TNMP's aggregate $750.0 million of outstanding 2014 to 2020 First Mortgage Bonds
TNMP Plans	TNMP's qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TSAs	Transmission Service Agreements
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
Western Spirit Line	A 153-mile 345-kV transmission line that PNM has agreed to purchase, subject to certain conditions being met prior to closing
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$368,893	$343,075	$715,478	$666,057
Alternative revenue programs	7,236	4,466	6,327	4,892
Other electric operating revenue	50,411	10,108	69,442	20,322
Total electric operating revenues	426,540	357,649	791,247	691,271
Operating Expenses:
Cost of energy	152,676	93,863	268,072	192,573
Administrative and general	52,473	50,453	111,938	96,485
Energy production costs	37,439	33,345	74,335	66,963
Depreciation and amortization	70,727	70,022	140,601	138,995
Transmission and distribution costs	18,853	18,034	36,170	35,320
Taxes other than income taxes	20,169	20,782	42,762	42,047
Total operating expenses	352,337	286,499	673,878	572,383
Operating income	74,203	71,150	117,369	118,888
Other Income and Deductions:
Interest income	3,578	3,071	7,137	6,494
Gains (losses) on investment securities	13,192	21,620	14,160	(11,229)
Other income	4,654	4,390	8,906	6,706
Other (deductions)	(5,448)	(3,307)	(8,738)	(6,780)
Net other income and deductions	15,976	25,774	21,465	(4,809)
Interest Charges	24,119	31,088	50,003	61,522
Earnings before Income Taxes	66,060	65,836	88,831	52,557
Income Taxes	8,299	4,275	9,865	2,395
Net Earnings	57,761	61,561	78,966	50,162
(Earnings) Attributable to Valencia Non-controlling Interest	(3,920)	(3,940)	(7,414)	(7,669)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings Attributable to PNMR	$53,709	$57,489	$71,288	$42,229
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.62	$0.72	$0.83	$0.53
Diluted	$0.62	$0.72	$0.83	$0.53
Dividends Declared per Common Share	$0.3275	$0.3080	$0.6550	$0.6150

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net Earnings	$57,761	$61,561	$78,966	$50,162
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) of $(928), $(3,556), $(83), and $(2,468)	2,727	10,444	246	7,249
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $511, $476, $1,430, and $777	(1,503)	(1,398)	(4,202)	(2,282)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(530), $(527), $(1,060), and $(1,054)	1,557	1,548	3,114	3,096
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(141), $(203), $(458), and $304	416	597	1,346	(894)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $71, $117, $229, and $127	(208)	(345)	(674)	(373)
Total Other Comprehensive Income (Loss)	2,989	10,846	(170)	6,796
Comprehensive Income	60,750	72,407	78,796	56,958
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,920)	(3,940)	(7,414)	(7,669)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income Attributable to PNMR	$56,698	$68,335	$71,118	$49,025

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$78,966	$50,162
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	158,204	155,799
Deferred income tax expense	9,362	2,087
(Gains) losses on investment securities	(14,160)	11,229
Stock based compensation expense	5,712	5,230
Allowance for equity funds used during construction	(5,525)	(3,475)
Other, net	3,403	2,998
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(31,424)	(25,121)
Materials, supplies, and fuel stock	4,451	8,253
Other current assets	(23,483)	(18,475)
Other assets	12,410	12,935
Accounts payable	990	(5,919)
Accrued interest and taxes	(8,929)	(15,568)
Other current liabilities	8,772	7,687
Other liabilities	(24,186)	(22,040)
Net cash flows from operating activities	174,563	165,782

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(335,033)	(343,807)
Proceeds from sales of investment securities	363,291	354,651
Purchases of investment securities	(367,325)	(359,840)
Investments in NMRD	—	(18,250)
Distributions from NMRD	572	—
Other, net	93	19
Net cash flows used in investing activities	(338,402)	(367,227)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings, net	$—	$494
Revolving credit facilities borrowings, net	59,500	66,955
Long-term borrowings	1,145,000	660,345
Repayment of long-term debt	(1,005,000)	(450,345)
Proceeds from stock option exercise	—	24
Awards of common stock	(9,953)	(11,984)
Dividends paid	(56,486)	(49,251)
Valencia’s transactions with its owner	(9,256)	(10,794)
Transmission interconnection and security deposit arrangements	15,875	3,364
Refunds paid under transmission interconnection arrangements	(4,163)	(3,816)
Debt issuance costs and other, net	(1,149)	(4,557)
Net cash flows from financing activities	134,368	200,435

Change in Cash, Restricted Cash, and Equivalents	(29,471)	(1,010)
Cash, Restricted Cash, and Equivalents at Beginning of Period	47,928	3,833
Cash, Restricted Cash, and Equivalents at End of Period	$18,457	$2,823

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$49,127	$57,600
Income taxes paid (refunded), net	$892	$(131)

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$42,057	$21,265

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$18,457	$47,928
Accounts receivable, net of allowance for credit losses of $10,731 and $8,333	123,540	113,410
Unbilled revenues	69,229	55,504
Other receivables	19,977	23,797
Materials, supplies, and fuel stock	61,966	66,417
Regulatory assets	32,525	202
Income taxes receivable	6,061	5,672
Other current assets	60,138	64,549
Total current assets	391,893	377,479
Other Property and Investments:
Investment securities	453,007	440,115
Equity investment in NMRD	88,504	90,655
Other investments	190	284
Non-utility property, net	24,170	24,075
Total other property and investments	565,871	555,129
Utility Plant:
Plant in service, held for future use, and to be abandoned	8,650,041	8,480,799
Less accumulated depreciation and amortization	2,907,778	2,835,170
	5,742,263	5,645,629
Construction work in progress	293,050	218,719
Nuclear fuel, net of accumulated amortization of $41,688 and $41,367	99,118	100,801
Net utility plant	6,134,431	5,965,149
Deferred Charges and Other Assets:
Regulatory assets	549,286	557,790
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	92,498	105,133
Other deferred charges	108,193	100,877
Total deferred charges and other assets	1,028,274	1,042,097
	$8,120,469	$7,939,854

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$91,500	$32,000
Current installments of long-term debt	250,051	575,518
Accounts payable	128,249	169,317
Customer deposits	4,752	6,606
Accrued interest and taxes	59,667	68,206
Regulatory liabilities	2,802	7,471
Operating lease liabilities	26,472	27,460
Dividends declared	132	28,243
Other current liabilities	72,842	62,841
Total current liabilities	636,467	977,662
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	3,186,052	2,719,632
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	718,843	694,512
Regulatory liabilities	852,655	850,228
Asset retirement obligations	188,007	183,421
Accrued pension liability and postretirement benefit cost	50,584	58,101
Operating lease liabilities	66,135	81,065
Other deferred credits	264,799	255,230
Total deferred credits and other liabilities	2,141,023	2,122,557
Total liabilities	5,963,542	5,819,851
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,425,700	1,429,941
Accumulated other comprehensive income (loss), net of income taxes	(79,353)	(79,183)
Retained earnings	741,884	698,707
Total PNMR common stockholders’ equity	2,088,231	2,049,465
Non-controlling interest in Valencia	57,167	59,009
Total equity	2,145,398	2,108,474
	$8,120,469	$7,939,854

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at March 31, 2021	$1,425,133	$(82,342)	$688,175	$2,030,966	$57,260	$2,088,226
Net earnings before subsidiary preferred stock dividends	—	—	53,841	53,841	3,920	57,761
Total other comprehensive income	—	2,989	—	2,989	—	2,989
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Awards of common stock	(926)	—	—	(926)	—	(926)
Stock based compensation expense	1,493	—	—	1,493	—	1,493
Valencia’s transactions with its owner	—	—	—	—	(4,013)	(4,013)
Balance at June 30, 2021	$1,425,700	$(79,353)	$741,884	$2,088,231	$57,167	$2,145,398

Balance at December 31, 2020	$1,429,941	$(79,183)	$698,707	$2,049,465	$59,009	$2,108,474
Net earnings before subsidiary preferred stock dividends	—	—	71,552	71,552	7,414	78,966
Total other comprehensive income (loss)	—	(170)	—	(170)	—	(170)
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(28,111)	(28,111)	—	(28,111)
Awards of common stock	(9,953)	—	—	(9,953)	—	(9,953)
Stock based compensation expense	5,712	—	—	5,712	—	5,712
Valencia’s transactions with its owner	—	—	—	—	(9,256)	(9,256)
Balance at June 30, 2021	$1,425,700	$(79,353)	$741,884	$2,088,231	$57,167	$2,145,398

Balance at March 31, 2020	$1,142,879	$(103,427)	$587,770	$1,627,222	$60,347	$1,687,569
Net earnings before subsidiary preferred stock dividends	—	—	57,621	57,621	3,940	61,561
Total other comprehensive income	—	10,846	—	10,846	—	10,846
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Awards of common stock	(486)	—	—	(486)	—	(486)
Stock based compensation expense	1,429	—	—	1,429	—	1,429
Valencia’s transactions with its owner	—	—	—	—	(4,360)	(4,360)
Balance at June 30, 2020	$1,143,822	$(92,581)	$645,259	$1,696,500	$59,927	$1,756,427

Balance at December 31, 2019	$1,150,552	$(99,377)	$627,523	$1,678,698	$63,052	$1,741,750
Net earnings before subsidiary preferred stock dividends	—	—	42,493	42,493	7,669	50,162
Total other comprehensive income	—	6,796	—	6,796	—	6,796
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(24,493)	(24,493)	—	(24,493)
Proceeds from stock option exercise	24	—	—	24	—	24
Awards of common stock	(11,984)	—	—	(11,984)	—	(11,984)
Stock based compensation expense	5,230	—	—	5,230	—	5,230
Valencia’s transactions with its owner	—	—	—	—	(10,794)	(10,794)
Balance at June 30, 2020	$1,143,822	$(92,581)	$645,259	$1,696,500	$59,927	$1,756,427

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$271,652	$248,151	$522,858	$483,909
Alternative revenue programs	1,886	2,529	2,862	4,690
Other electric operating revenue	50,411	10,108	69,442	20,322
Total electric operating revenues	323,949	260,788	595,162	508,921
Operating Expenses:
Cost of energy	123,768	67,884	212,654	142,408
Administrative and general	46,136	45,051	93,270	86,719
Energy production costs	37,439	33,345	74,335	66,963
Depreciation and amortization	42,489	41,763	84,438	83,212
Transmission and distribution costs	11,403	11,275	22,062	22,190
Taxes other than income taxes	10,947	11,886	23,586	24,241
Total operating expenses	272,182	211,204	510,345	425,733
Operating income	51,767	49,584	84,817	83,188
Other Income and Deductions:
Interest income	3,417	3,147	7,012	6,643
Gains (losses) on investment securities	13,192	21,620	14,160	(11,229)
Other income	2,584	1,758	5,292	3,267
Other (deductions)	(4,673)	(2,424)	(7,105)	(5,110)
Net other income and deductions	14,520	24,101	19,359	(6,429)
Interest Charges	13,039	19,178	25,932	36,807
Earnings before Income Taxes	53,248	54,507	78,244	39,952
Income Taxes	7,844	4,895	10,678	2,536
Net Earnings	45,404	49,612	67,566	37,416
(Earnings) Attributable to Valencia Non-controlling Interest	(3,920)	(3,940)	(7,414)	(7,669)
Net Earnings Attributable to PNM	41,484	45,672	60,152	29,747
Preferred Stock Dividends Requirements	(132)	(132)	(264)	(264)
Net Earnings Available for PNM Common Stock	$41,352	$45,540	$59,888	$29,483

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net Earnings	$45,404	$49,612	$67,566	$37,416
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) of $(928), $(3,556), $(83), and $(2,468)	2,727	10,444	246	7,249
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $511, $476, $1,430 and $777	(1,503)	(1,398)	(4,202)	(2,282)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(530), $(527), $(1,060) and $(1,054)	1,557	1,548	3,114	3,096
Total Other Comprehensive Income (Loss)	2,781	10,594	(842)	8,063
Comprehensive Income	48,185	60,206	66,724	45,479
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,920)	(3,940)	(7,414)	(7,669)
Comprehensive Income Attributable to PNM	$44,265	$56,266	$59,310	$37,810
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$67,566	$37,416
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	100,445	98,841
Deferred income tax expense	10,820	2,861
(Gains) losses on investment securities	(14,160)	11,229
Allowance for equity funds used during construction	(4,282)	(2,399)
Other, net	1,799	3,605
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(28,252)	(19,898)
Materials, supplies, and fuel stock	4,954	8,773
Other current assets	(19,951)	(11,790)
Other assets	10,997	9,436
Accounts payable	4,765	(727)
Accrued interest and taxes	330	(9,504)
Other current liabilities	13,377	7,790
Other liabilities	(22,824)	(20,190)
Net cash flows from operating activities	125,584	115,443

Cash Flows From Investing Activities:
Utility plant additions	(161,391)	(183,276)
Proceeds from sales of investment securities	363,291	354,651
Purchases of investment securities	(367,325)	(359,840)
Other, net	94	19
Net cash flows used in investing activities	(165,331)	(188,446)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$(10,000)	$29,055
Long-term borrowings	75,000	550,345
Repayment of long-term debt	(40,000)	(450,345)
Dividends paid	(264)	(40,918)
Valencia’s transactions with its owner	(9,256)	(10,794)
Transmission interconnection and security deposit arrangements	12,275	1,962
Refunds paid under transmission interconnection arrangements	(1,861)	(3,816)
Debt issuance costs and other, net	(321)	(2,541)
Net cash flows from financing activities	25,573	72,948

Change in Cash, Restricted Cash, and Equivalents	(14,174)	(55)
Cash, Restricted Cash, and Equivalents at Beginning of Period	31,446	1,001
Cash, Restricted Cash, and Equivalents at End of Period	$17,272	$946

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$23,942	$34,371
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$33,639	$13,601

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$17,272	$31,446
Accounts receivable, net of allowance for credit losses of $10,731 and $8,333	95,184	88,239
Unbilled revenues	57,462	43,724
Other receivables	13,609	21,814
Affiliate receivables	8,941	8,819
Materials, supplies, and fuel stock	55,518	60,472
Regulatory assets	27,210	—
Income taxes receivable	15,848	15,706
Other current assets	53,261	51,908
Total current assets	344,305	322,128
Other Property and Investments:
Investment securities	453,007	440,115
Other investments	26	120
Non-utility property, net	9,808	9,505
Total other property and investments	462,841	449,740
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,096,941	6,022,753
Less accumulated depreciation and amortization	2,203,768	2,158,915
	3,893,173	3,863,838
Construction work in progress	170,717	148,962
Nuclear fuel, net of accumulated amortization of $41,688 and $41,367	99,118	100,801
Net utility plant	4,163,008	4,113,601
Deferred Charges and Other Assets:
Regulatory assets	454,151	457,953
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	85,738	97,461
Other deferred charges	94,840	88,518
Total deferred charges and other assets	686,361	695,564
	$5,656,515	$5,581,033

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$10,000
Current installments of long-term debt	250,051	345,570
Accounts payable	92,176	121,050
Affiliate payables	16,746	14,058
Customer deposits	4,752	6,606
Accrued interest and taxes	33,103	32,630
Regulatory liabilities	2,489	5,419
Operating lease liabilities	24,250	25,130
Dividends declared	132	132
Other current liabilities	45,716	33,737
Total current liabilities	469,415	594,332
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,482,718	1,351,050
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	600,270	579,150
Regulatory liabilities	663,245	664,873
Asset retirement obligations	187,274	182,718
Accrued pension liability and postretirement benefit cost	49,492	56,273
Operating lease liabilities	61,834	75,941
Other deferred credits	209,782	201,415
Total deferred credits and liabilities	1,771,897	1,760,370
Total liabilities	3,724,030	3,705,752
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,494,918	1,494,918
Accumulated other comprehensive income (loss), net of income taxes	(79,353)	(78,511)
Retained earnings	448,224	388,336
Total PNM common stockholder’s equity	1,863,789	1,804,743
Non-controlling interest in Valencia	57,167	59,009
Total equity	1,920,956	1,863,752
	$5,656,515	$5,581,033

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at March 31, 2021	$1,494,918	$(82,134)	$406,872	$1,819,656	$57,260	$1,876,916
Net earnings	—	—	41,484	41,484	3,920	45,404
Total other comprehensive income	—	2,781	—	2,781	—	2,781
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,013)	(4,013)
Balance at June 30, 2021	$1,494,918	$(79,353)	$448,224	$1,863,789	$57,167	$1,920,956

Balance at December 31, 2020	$1,494,918	$(78,511)	$388,336	$1,804,743	$59,009	$1,863,752
Net earnings	—	—	60,152	60,152	7,414	67,566
Total other comprehensive income (loss)	—	(842)	—	(842)	—	(842)
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Valencia’s transactions with its owner	—	—	—	—	(9,256)	(9,256)
Balance at June 30, 2021	$1,494,918	$(79,353)	$448,224	$1,863,789	$57,167	$1,920,956

Balance at March 31, 2020	$1,264,918	$(101,586)	$226,805	$1,390,137	$60,347	$1,450,484
Net earnings	—	—	45,672	45,672	3,940	49,612
Total other comprehensive income	—	10,594	—	10,594	—	10,594
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,360)	(4,360)
Balance at June 30, 2020	$1,264,918	$(90,992)	$272,345	$1,446,271	$59,927	$1,506,198

Balance at December 31, 2019	$1,264,918	$(99,055)	$283,516	$1,449,379	$63,052	$1,512,431
Net earnings	—	—	29,747	29,747	7,669	37,416
Total other comprehensive income	—	8,063	—	8,063	—	8,063
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(40,654)	(40,654)	—	(40,654)
Valencia’s transactions with its owner	—	—	—	—	(10,794)	(10,794)
Balance at June 30, 2020	$1,264,918	$(90,992)	$272,345	$1,446,271	$59,927	$1,506,198

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$97,241	$94,924	$192,620	$182,148
Alternative revenue programs	5,350	1,937	3,465	202
Total electric operating revenues	102,591	96,861	196,085	182,350
Operating Expenses:
Cost of energy	28,908	25,979	55,418	50,165
Administrative and general	11,022	10,757	23,252	21,530
Depreciation and amortization	22,475	22,368	44,665	44,204
Transmission and distribution costs	7,450	6,759	14,108	13,130
Taxes other than income taxes	8,032	7,823	16,913	15,801
Total operating expenses	77,887	73,686	154,356	144,830
Operating income	24,704	23,175	41,729	37,520
Other Income and Deductions:
Other income	1,323	2,029	2,709	2,699
Other (deductions)	(278)	(66)	(602)	(175)
Net other income and deductions	1,045	1,963	2,107	2,524
Interest Charges	8,277	7,361	16,752	14,533
Earnings before Income Taxes	17,472	17,777	27,084	25,511
Income Taxes	1,822	1,603	2,699	2,245
Net Earnings	$15,650	$16,174	$24,385	$23,266

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$24,385	$23,266
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	45,123	44,767
Deferred income tax expense (benefit)	(2,427)	(4,882)
Other, net	(1,220)	(1,054)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(3,172)	(5,223)
Materials and supplies	(503)	(520)
Other current assets	(4,627)	(4,329)
Other assets	2,680	4,359
Accounts payable	(2,590)	(2,108)
Accrued interest and taxes	(1,921)	893
Other current liabilities	3,216	4,059
Other liabilities	(2,934)	(1,079)
Net cash flows from operating activities	56,010	58,149
Cash Flows From Investing Activities:
Utility plant additions	(161,984)	(148,000)
Net cash flows used in investing activities	(161,984)	(148,000)
Cash Flows From Financing Activities:
Short-term borrowings, net	—	494
Revolving credit facilities borrowings (repayments), net	38,200	(2,400)
Long-term borrowings	—	110,000
Equity contribution from parent	52,000	—
Transmission interconnection arrangements	3,600	1,402
Refunds paid under transmission interconnection arrangements	(2,302)	—
Dividends paid	—	(18,439)
Debt issuance costs and other, net	(156)	(1,975)
Net cash flows from financing activities	91,342	89,082

Change in Cash and Cash Equivalents	(14,632)	(769)
Cash and Cash Equivalents at Beginning of Period	14,800	1,000
Cash and Cash Equivalents at End of Period	$168	$231

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$16,016	$13,465
Income taxes paid (refunded), net	$892	$(131)

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$3,800	$1,816

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$168	$14,800
Accounts receivable	28,356	25,171
Unbilled revenues	11,767	11,780
Other receivables	2,666	3,703
Materials and supplies	6,448	5,945
Regulatory assets	5,315	202
Other current assets	2,481	1,738
Total current assets	57,201	63,339
Other Property and Investments:
Other investments	164	164
Non-utility property, net	13,107	13,298
Total other property and investments	13,271	13,462
Utility Plant:
Plant in service and plant held for future use	2,287,475	2,193,270
Less accumulated depreciation and amortization	556,956	537,707
	1,730,519	1,655,563
Construction work in progress	111,059	61,359
Net utility plant	1,841,578	1,716,922
Deferred Charges and Other Assets:
Regulatory assets	95,135	99,837
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	6,366	7,206
Other deferred charges	5,085	5,149
Total deferred charges and other assets	333,251	338,857
	$2,245,301	$2,132,580

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$38,200	$—
Accounts payable	27,231	33,620
Affiliate payables	7,486	5,883
Accrued interest and taxes	39,616	41,538
Regulatory liabilities	313	2,052
Operating lease liabilities	2,130	2,193
Other current liabilities	7,052	4,486
Total current liabilities	122,028	89,772
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	853,606	853,673
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	147,382	145,369
Regulatory liabilities	189,410	185,355
Asset retirement obligations	733	703
Accrued pension liability and postretirement benefit cost	1,092	1,828
Operating lease liabilities	3,998	4,779
Other deferred credits	24,989	25,423
Total deferred credits and other liabilities	367,604	363,457
Total liabilities	1,343,238	1,306,902
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	737,166	685,166
Retained earnings	164,833	140,448
Total common stockholder’s equity	902,063	825,678
	$2,245,301	$2,132,580

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at March 31, 2021	$64	$685,166	$149,183	$834,413
Net earnings	—	—	15,650	15,650
Equity contribution from parent	—	52,000	—	52,000
Balance at June 30, 2021	$64	$737,166	$164,833	$902,063

Balance at December 31, 2020	$64	$685,166	$140,448	$825,678
Net earnings	—	—	24,385	24,385
Equity contribution from parent	—	52,000	—	52,000
Balance at June 30, 2021	$64	$737,166	$164,833	$902,063

Balance at March 31, 2020	$64	$614,166	$136,142	$750,372
Net earnings	—	—	16,174	16,174
Dividends declared on common stock	—	—	(7,092)	(7,092)
Balance at June 30, 2020	$64	$614,166	$145,224	$759,454

Balance at December 31, 2019	$64	$614,166	$140,397	$754,627
Net earnings	—	—	23,266	23,266
Dividends declared on common stock	—	—	(18,439)	(18,439)
Balance at June 30, 2020	$64	$614,166	$145,224	$759,454

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2021 and December 31, 2020, and the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.3275 per share in July 2021 and $0.3075 per share in July 2020, which are reflected as being in the second quarter within "Dividends Declared per Common Share" on the PNMR Condensed Consolidated Statements of Earnings.

Neither PNM nor TNMP declared or paid any cash dividends in the three and six months ended June 30, 2021. PNM paid cash dividends on its common stock to PNMR of $40.7 million in the three and six months ended June 30, 2020 that were

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

declared in the three months ended March 31, 2020. TNMP declared and paid cash dividends on its common stock to PNMR of $7.1 million and $18.4 million in the three and six months ended June 30, 2020.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended June 30, 2021
Electric operating revenues	$323,949	$102,591	$—	$426,540
Cost of energy	123,768	28,908	—	152,676
Utility margin	200,181	73,683	—	273,864
Other operating expenses	105,925	26,504	(3,495)	128,934
Depreciation and amortization	42,489	22,475	5,763	70,727
Operating income (loss)	51,767	24,704	(2,268)	74,203
Interest income	3,417	—	161	3,578
Other income	11,103	1,045	250	12,398
Interest charges	(13,039)	(8,277)	(2,803)	(24,119)
Segment earnings (loss) before income taxes	53,248	17,472	(4,660)	66,060
Income taxes (benefit)	7,844	1,822	(1,367)	8,299
Segment earnings (loss)	45,404	15,650	(3,293)	57,761
Valencia non-controlling interest	(3,920)	—	—	(3,920)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$41,352	$15,650	$(3,293)	$53,709

Six Months Ended June 30, 2021
Electric operating revenues	$595,162	$196,085	$—	$791,247
Cost of energy	212,654	55,418	—	268,072
Utility margin	382,508	140,667	—	523,175
Other operating expenses	213,253	54,273	(2,321)	265,205
Depreciation and amortization	84,438	44,665	11,498	140,601
Operating income (loss)	84,817	41,729	(9,177)	117,369
Interest income	7,012	—	125	7,137
Other income (deductions)	12,347	2,107	(126)	14,328
Interest charges	(25,932)	(16,752)	(7,319)	(50,003)
Segment earnings (loss) before income taxes	78,244	27,084	(16,497)	88,831
Income taxes (benefit)	10,678	2,699	(3,512)	9,865
Segment earnings (loss)	67,566	24,385	(12,985)	78,966
Valencia non-controlling interest	(7,414)	—	—	(7,414)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$59,888	$24,385	$(12,985)	$71,288

At June 30, 2021:
Total Assets	$5,656,515	$2,245,301	$218,653	$8,120,469
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the six months ended June 30, 2021 and 2020 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	PNMR Consolidated
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2020	$20,403	$(98,914)	$(78,511)	$(672)	$(79,183)
Amounts reclassified from AOCI (pre-tax)	(5,632)	4,174	(1,458)	(903)	(2,361)
Income tax impact of amounts reclassified	1,430	(1,060)	370	229	599
Other OCI changes (pre-tax)	329	—	329	1,804	2,133
Income tax impact of other OCI changes	(83)	—	(83)	(458)	(541)
Net after-tax change	(3,956)	3,114	(842)	672	(170)
Balance at June 30, 2021	$16,447	$(95,800)	$(79,353)	$—	$(79,353)

Balance at December 31, 2019	$10,638	$(109,693)	$(99,055)	$(322)	$(99,377)
Amounts reclassified from AOCI (pre-tax)	(3,059)	4,150	1,091	(500)	591
Income tax impact of amounts reclassified	777	(1,054)	(277)	127	(150)
Other OCI changes (pre-tax)	9,717	—	9,717	(1,198)	8,519
Income tax impact of other OCI changes	(2,468)	—	(2,468)	304	(2,164)
Net after-tax change	4,967	3,096	8,063	(1,267)	6,796
Balance at June 30, 2020	$15,605	$(106,597)	$(90,992)	$(1,589)	$(92,581)

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

Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$53,709	$57,489	$71,288	$42,229
Average Number of Common Shares:
Outstanding during period	85,835	79,654	85,835	79,654
Vested awards of restricted stock	231	186	227	202
Average Shares – Basic	86,066	79,840	86,062	79,856
Dilutive Effect of Common Stock Equivalents:
PNMR 2020 Forward Equity Sale Agreements	—	—	—	86
Restricted stock	41	36	40	37
Average Shares – Diluted	86,107	79,876	86,102	79,979

Net Earnings Per Share of Common Stock:
Basic	$0.62	$0.72	$0.83	$0.53
Diluted	$0.62	$0.72	$0.83	$0.53

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. As a result of the economic conditions resulting from the COVID-19 pandemic, PNM updated its allowance for accounts receivable balances and recorded incremental credit losses of $0.8 million and $2.4 million in the three and six months ended June 30, 2021 and $0.4 million and $0.7 million in the three and six months ended June 30, 2020. The NMPRC issued an order authorizing all public utilities to create a regulatory asset to defer incremental costs related to COVID-19, including increases in uncollectible accounts. See discussion regarding regulatory treatment in Note 12.

In February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. During the weather event, generators experienced an extreme spike in market driven fuel prices and in turn charged REPs excessive market driven power prices which eventually get passed to end users on their electricity bill. Given the uncertainty of the collectability of end users bills by REPs, ERCOT also

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

increased the collateral required by REPs in order to do business within ERCOT's Balancing Authority. TNMP has deferred bad debt expense (credit losses) from defaulting REPs to a regulatory asset totaling $1.0 million at June 30, 2021 and will seek recovery in a general rate case.

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects alternative revenue program revenues ("ARP") and other revenues.

	PNM	TNMP	PNMR Consolidated
Three Months Ended June 30, 2021	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$108,090	$34,667	$142,757
Commercial	108,085	29,469	137,554
Industrial	22,837	7,046	29,883
Public authority	5,337	1,465	6,802
Economy energy service	6,753	—	6,753
Transmission	16,957	23,653	40,610
Miscellaneous	3,593	941	4,534
Total revenues from contracts with customers	271,652	97,241	368,893
Alternative revenue programs	1,886	5,350	7,236
Other electric operating revenues	50,411	—	50,411
Total Electric Operating Revenues	$323,949	$102,591	$426,540

Six Months Ended June 30, 2021
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$222,759	$69,760	$292,519
Commercial	190,019	58,898	248,917
Industrial	41,737	14,340	56,077
Public authority	9,924	2,948	12,872
Economy energy service	17,334	—	17,334
Transmission	34,460	44,774	79,234
Miscellaneous	6,625	1,900	8,525
Total revenues from contracts with customers	522,858	192,620	715,478
Alternative revenue programs	2,862	3,465	6,327
Other electric operating revenues	69,442	—	69,442
Total Electric Operating Revenues	$595,162	$196,085	$791,247

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

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $89.2 million at June 30, 2021 and $86.2 million at December 31, 2020 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company had no contract assets as of June 30, 2021 or December 31, 2020. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer's capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. PNMR's, PNM's, and TNMP's contract liabilities and related revenues

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

are insignificant for all periods presented. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and six months ended June 30, 2021, PNM paid $5.0 million and $10.0 million for fixed charges and $0.6 million and $0.8 million for variable charges. For the three and six months ended June 30, 2020, PNM paid $5.0 million and $10.0 million for fixed charges and $0.5 million and $0.9 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Operating revenues	$5,579	$5,495	$10,706	$10,848
Operating expenses	1,659	1,555	3,292	3,179
Earnings attributable to non-controlling interest	$3,920	$3,940	$7,414	$7,669

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	June 30,	December 31,
	2021	2020
	(In thousands)
Current assets	$3,633	$3,911
Net property, plant, and equipment	54,325	55,744
Total assets	57,958	59,655
Current liabilities	791	646
Owners’ equity – non-controlling interest	$57,167	$59,009

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
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support constitute PNMR’s maximum exposure to loss from the VIE at June 30, 2021.

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

Unusually cold weather in February 2021 resulted in higher than expected natural gas and purchased power costs. PNM mitigated the impacts from the cold weather by securing gas supplies in advance, engaging in market purchases when lower prices were available, and adjusting plant operation of its gas units to minimize reliance on higher-priced gas supplies. PNM estimates the impact of the cold weather conditions in the first quarter of 2021 resulted in approximately $20 million of additional natural gas costs and approximately $8 million in additional purchased power costs. These fuel increases are being passed through to customers under the FPPAC over the remainder of 2021.

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the six months ended June 30, 2021 and the year ended December 31, 2020, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM has no trading transactions.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	June 30, 2021	December 31, 2020
	(In thousands)
Other current assets	$1,008	$1,096
Other deferred charges	—	455
	1,008	1,551
Other current liabilities	(1,008)	(1,096)
Other deferred credits	—	(455)
	(1,008)	(1,551)
Net	$—	$—

PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. All of the assets and liabilities in the table above at June 30, 2021 and December 31, 2020 result from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery.

At June 30, 2021 and December 31, 2020, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at both June 30, 2021 and December 31, 2020, amounts posted as cash collateral under margin arrangements were $0.5 million, which is included in other current assets on the Condensed Consolidated Balance Sheets. At both June 30, 2021 and December 31, 2020, obligations to return cash collateral were $0.9 million, which is included in other deferred credits on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. There were no amounts hedged under this plan as of June 30, 2021 or December 31, 2020.
The effects of mark-to-market commodity derivative instruments on PNM’s revenues and cost of energy during the three and six months ended June 30, 2021 and 2020 were less than $0.1 million. Commodity derivatives had no impact on OCI for the periods presented.

PNM has no open energy or gas commodity volume positions at June 30, 2021 or December 31, 2020.

PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At June 30, 2021 and December 31, 2020, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At June 30, 2021 and December 31, 2020, the fair value of investment securities included $391.9 million and $379.2 million for the NDT and $61.2 million and $60.9 million for the mine reclamation trusts.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At June 30, 2021 and December 31, 2020, PNM had no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings. Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Equity securities:
Net gains from equity securities sold	$4,218	$5,356	$6,240	$4,041
Net gains (losses) from equity securities still held	8,707	13,377	5,541	(5,554)
Total net gains (losses) on equity securities	12,925	18,733	11,781	(1,513)
Available-for-sale debt securities:
Net gains (losses) on debt securities	267	2,887	2,379	(9,716)
Net gains (losses) on investment securities	$13,192	$21,620	$14,160	$(11,229)

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $1.7 million and $0.6 million for the three and six months ended June 30, 2021 and $4.0 million and $(8.7) million for the three and six months ended June 30, 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Proceeds from sales	$239,696	$205,296	$363,291	$354,651
Gross realized gains	$10,611	$11,262	$19,304	$17,087
Gross realized (losses)	$(7,805)	$(7,002)	$(11,249)	$(14,037)

At June 30, 2021, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$30,148
After 1 year through 5 years	69,772
After 5 years through 10 years	96,981
After 10 years through 15 years	19,469
After 15 years through 20 years	13,145
After 20 years	37,327
$266,842

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of June 30, 2021 and December 31, 2020. Management of the Company independently verifies the information provided by pricing services.

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
June 30, 2021
Cash and cash equivalents	$10,336	$10,336	$—
Equity securities:
Corporate stocks, common	97,939	97,939	—
Corporate stocks, preferred	9,491	3,320	6,171
Mutual funds and other	68,399	68,345	54
Available-for-sale debt securities:
U.S. government	53,168	22,616	30,552	$291
International government	16,769	—	16,769	2,261
Municipals	46,914	—	46,914	2,224
Corporate and other	149,991	7	149,984	17,308
	$453,007	$202,563	$250,444	$22,084

December 31, 2020
Cash and cash equivalents	$6,107	$6,107	$—
Equity securities:
Corporate stocks, common	85,271	85,271	—
Corporate stocks, preferred	9,910	3,608	6,302
Mutual funds and other	58,817	58,762	55
Available-for-sale debt securities:
U.S. government	55,839	29,579	26,260	$950
International government	16,032	—	16,032	2,537
Municipals	50,139	—	50,139	2,779
Corporate and other	158,000	3	157,997	21,121
	$440,115	$183,330	$256,785	$27,387

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
June 30, 2021	(In thousands)
PNMR	$3,436,103	$3,454,118
PNM	$1,732,769	$1,627,109
TNMP	$853,606	$977,008

December 31, 2020
PNMR	$3,295,150	$3,355,761
PNM	$1,696,620	$1,602,547
TNMP	$853,673	$1,006,722

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At June 30, 2021, PNMR had unrecognized expense related to stock awards of $6.4 million, which is expected to be recognized over an average of 1.8 years.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the six months ended June 30, 2021:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2020	168,061	$40.77
Granted	213,515	44.08
Exercised	(207,913)	39.78
Forfeited	(1,741)	43.72
Outstanding at June 30, 2021	171,922	$43.72

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

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Six Months Ended June 30,
Restricted Stock	2021	2020
Weighted-average grant date fair value	$44.08	$36.73
Total fair value of restricted shares that vested (in thousands)	$9,890	$11,740

Stock Options
Total intrinsic value of options exercised (in thousands)	$—	$84

(9)   Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities, term loans, and other debt agreements contains a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR agreements this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements this ratio must be maintained at less than or equal to 65%. The

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company’s revolving credit facilities and term loans generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

Financing Activities

On July 14, 2021, TNMP entered into an agreement (the "TNMP 2021 Bond Purchase Agreement") with institutional investors for the sale of $65.0 million aggregate principal amount of one series of TNMP first mortgage bonds (the "TNMP 2021 Bonds") offered in private placement transactions. On August 16, 2021, TNMP will issue all $65.0 million of the TNMP 2021 Bonds at 2.44% with a maturity of August 15, 2035 and will use the proceeds to repay existing debt and for other corporate purposes. The issuance of the TNMP 2021 Bonds is subject to the satisfaction of customary conditions, including continuing compliance with the representations, warranties and covenants of the TNMP 2021 Bond Purchase Agreement. The TNMP 2021 Bonds will be subject to continuing compliance with the representations, warranties and covenants to be set forth in the supplemental indenture governing the TNMP 2021 Bonds. The terms of the supplemental indenture governing the TNMP 2021 Bonds will include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2021 Bonds at par. However, the definition of change of control in the supplemental indenture governing the TNMP 2021 Bonds will not be triggered by the close of the Merger thus TNMP will not be required to offer to prepay the TNMP 2021 Bonds at par following the closing of the Merger. TNMP has the right to redeem any or all of the TNMP 2021 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

On July 14, 2021, PNM entered into an agreement (the "PNM 2021 Note Purchase Agreement") with institutional investors for the sale and issuance of $160.0 million aggregate principal amount of two series of Senior Unsecured Notes (the "PNM 2021 SUNs") offered in private placement transactions. The PNM 2021 SUNs were issued on July 14, 2021. PNM issued $80.0 million of the PNM 2021 SUNs at 2.59%, due July 15, 2033, and another $80.0 million at 3.14%, due July 15, 2041. Proceeds from the PNM 2021 SUNs were used to repay the total amount of $160.0 million of PNM's 5.35% SUNs, at par, earlier than their scheduled maturity of October 1, 2021 without penalty. The PNM 2021 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM 2021 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM 2021 Note Purchase Agreement, are not triggered by the close of the Merger. PNM has the right to redeem any or all of the PNM 2021 SUNs prior to their maturities, subject to payment of a customary make-whole premium. As PNM has demonstrated the intent and ability to refinance the $160.0 million PNM 5.35% SUNs with a long-term commitment, they have been classified as long-term debt on the Condensed Consolidated Balance Sheets at June 30, 2021.

On June 18, 2021, PNM entered into a $75.0 million term loan (the "PNM 2021 Term Loan") between PNM and Bank of America, N.A., as lender. The PNM 2021 Term Loan was used to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes. The PNM 2021 Term Loan bears interest at a variable rate, which was 0.91% at June 30, 2021 and matures on December 18, 2022.

On May 18, 2021, PNMR entered into a $1.0 billion delayed-draw term loan agreement (the “PNMR 2021 Delayed-Draw Term Loan”), among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. Initially PNMR drew $850.0 million to repay and terminate existing indebtedness including the $150.0 million PNMR 2019 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, the $150.0 million PNMR 2020 Term Loan, $92.1 million in borrowings under the PNMR Revolving Credit Facility, the $65.0 million PNMR Development Term Loan, and $40.0 million in borrowings under the PNMR Development Revolving Credit Facility, which was then terminated. Draws on the PNMR 2021 Delayed-Draw Term Loan bear interest at a variable rate, which was 0.93% at June 30, 2021, and mature on May 18, 2023.

The PNMR 2021 Delayed-Draw Term Loan provides that substantially concurrently with the consummation of the transactions set forth in the Merger Agreement, PNMR will assign to Avangrid all of its rights, duties, obligations and liabilities under the PNMR 2021 Delayed-Draw Term Loan and Avangrid will assume from PNMR, as its direct and primary obligation, the payment and performance of all of the duties, liabilities and obligations of PNMR under the PNMR 2021 Delayed-Draw Term Loan pursuant to an amendment and restatement of the PNMR 2021 Delayed-Draw Term Loan in the form of an amended and restated credit agreement attached to the PNMR 2021 Delayed-Draw Term Loan.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 24, 2020, TNMP entered into an agreement (the "TNMP 2020 Bond Purchase Agreement") with institutional investors for the sale of $185.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the "TNMP 2020 Bonds") offered in private placement transactions. TNMP issued $110.0 million of TNMP 2020 Bonds on April 24, 2020 and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. TNMP issued the remaining $75.0 million of TNMP 2020 Bonds on July 15, 2020 and used the proceeds from that issuance to repay borrowings under the TNMP Revolving Credit facility and for other corporate purposes. The TNMP 2020 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the indenture governing the TNMP 2020 Bonds. The terms of the supplemental indenture governing the TNMP 2020 Bonds include the customary covenants discussed above. In the event of a change of control, including the close of the Merger, TNMP will be required to offer to prepay the TNMP 2020 Bonds at par. TNMP has the right to redeem any or all of the TNMP 2020 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium. Information concerning the funding dates, maturities and interest rates on the TNMP 2020 Bonds issued in April and July 2020 can be found in Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

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

On April 30, 2020, PNM entered into an agreement (the "PNM 2020 Note Purchase Agreement") with institutional investors for the sale of $200.0 million aggregate principal amount of senior unsecured notes offered in private placement transactions. Under the agreement, on April 30, 2020, PNM issued $150.0 million aggregate principal amount of its 3.21% senior unsecured notes, Series A, due April 30, 2030, and $50.0 million of its aggregate principal amount of its 3.57% senior unsecured notes, Series B, due April 29, 2039 (the "PNM 2020 SUNs"). PNM used $100.0 million of proceeds from the PNM 2020 SUNs to repay an equal amount of the PNM 2020 Term Loan. The remaining $100.0 million of the PNM 2020 SUNs were used to repay borrowings on the PNM Revolving Credit Facility and for other corporate purposes. The PNM 2020 Note Purchase Agreement includes the customary covenants discussed above. Although there are customary change of control provisions in the PNM debt agreements, including the PNM 2020 Note Purchase Agreement, the change of control provisions in these agreements are not triggered by the close of the Merger. PNM has the right to redeem any or all of the PNM 2020 SUNs prior to their maturities, subject to payment of a customary make-whole premium. Information concerning the funding dates, maturities, and interest rates on the PNM 2020 SUNs issued in April 2020 can be found in Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

At December 31, 2019, PNM had $40.0 million of outstanding PCRBs, which had a final maturity of June 1, 2040 and two series of outstanding PCRBs of $39.3 million and $21.0 million, which had a final maturity of June 1, 2043. These PCRBs, aggregating $100.3 million, were subject to mandatory tender on June 1, 2020. On June 1, 2020, PNM purchased these PCRBs utilizing borrowings under the PNM Revolving Credit Facility and converted the PCRBs to the weekly mode. PNM held these PCRBs (without legally canceling them) until July 1, 2020, when they were remarketed in the weekly mode (the "PNM Floating Rate PCRBs") and PNM used the remarketing proceeds to repay the revolver borrowings. PNM Floating Rate PCRBs in the weekly mode bear interest at rates that are reset weekly, giving investors the option to return the PCRBs for remarketing to new investors upon 7 days' notice. At June 30, 2021, this rate was 0.08%. A corresponding portion of the borrowing capacity under the PNM Revolving Credit Facility is reserved to support the investors' option to return the PNM Floating Rate PCRBs upon 7 days' notice.

At June 30, 2020 and December 31, 2019, PNM had PCRBs outstanding of $36.0 million at 6.25% issued by the Maricopa County, Arizona Pollution Control Corporation as well as $255.0 million at 5.90% and $11.5 million at 6.25% issued by the City of Farmington, New Mexico. The $36.0 million PCRBs became callable at 101% of par on January 1, 2020 and the remaining $266.5 million PCRBs became callable at par on June 1, 2020. On June 22, 2020, PNM provided notice to the bondholders that it was calling the PCRBs aggregating $302.5 million. On July 22, 2020, PNM purchased the PCRBs in lieu of redemption and remarketed them to new investors (the "PNM 2020 Fixed Rate PCRBs"). Information concerning the funding dates, mandatory tender dates, and interest rates on the PNM 2020 Fixed Rate PCRBs can be found in Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

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

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.25% SUNs (the “PNMR 2018 SUNs”), which were set to mature on March 9, 2021. On December 22, 2020, PNMR entered into the $300.0 million PNMR 2020 Delayed-Draw Term Loan that would have matured in January 2022 and drew $80.0 million to refinance existing indebtedness and for other corporate purposes. On March 9, 2021, PNMR utilized the remaining $220.0 million of capacity under the PNMR 2020 Delayed-Draw Term Loan to repay an equivalent amount of the PNMR 2018 SUNs. The remaining $80.0 million repayment of the PNMR 2018 SUNs was funded through borrowings under the PNMR Revolving Credit Facility.

On October 20, 2020, the execution of the Merger Agreement constituted a “Change of Control” under certain PNMR, TNMP, and PNMR Development debt agreements. Under each of the specified debt agreements, a “Change of Control” constitutes an “Event of Default,” pursuant to which the lender parties thereto have the right to accelerate the indebtedness under the debt agreements. The definition of Change of Control under the PNM debt agreements and PNM note purchase agreements was not triggered by the execution of the Merger Agreement.

On October 26, 2020, PNMR, TNMP and PNMR Development entered into amendment agreements with the lender parties thereto to amend the definition of "Change of Control" such that the entry into the Merger Agreement would not constitute a Change of Control and to waive the Event of Default arising from entry into the Merger Agreement. The amended Change of Control definition under certain TNMP debt agreements will, however, be triggered again upon the closing of the Merger. Prior to the closing of the Merger, the Company intends to coordinate with the lenders and Avangrid to either amend the definition of Change of Control permitting Avangrid ownership of the Company; or to refinance or enter into new debt agreements that would include Avangrid as an owner of the Company. The Change of Control provisions in the PNM debt agreements, PNM note purchase agreements, and TNMP 2021 Bond Purchase Agreement are not triggered by the close of the Merger.

The documents governing TNMP's aggregate $750.0 million of outstanding 2014 to 2020 First Mortgage Bonds ("TNMP FMBs") obligated TNMP to offer, within 30 business days following the signing of the Merger Agreement, to prepay all $750.0 million outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. TNMP made such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs, and none of the holders of the TNMP FMBs accepted TNMP’s offer. The documents governing the 2014 to 2020 TNMP FMBs require TNMP to make another offer, within 30 business days of closing of the Merger, to prepay all $750.0 million outstanding TNMP FMBs at par. TNMP will make such offer to prepay all $750.0 million outstanding TNMP FMBs in accordance with the terms of the TNMP FMBs; however, holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay. As discussed above, the supplemental indenture that will govern the TNMP 2021 Bonds will exclude the Merger from the definition of Change of Control.

The TNMP 2021 Bonds are not registered under the Securities Act and may not be offered or sold in the United States absent registration or applicable exemption from registration requirements and applicable state laws. The information in this Quarterly Report on Form 10-Q is for informational purposes only and is neither an offer to purchase, nor a solicitation of an offer to sell, subscribe for or buy any securities in any jurisdiction pursuant to the proposed transactions or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. Similar to the offer to prepay made after signing the Merger Agreement, the post-Merger closing offer to prepay the TNMP FMBs will be made only pursuant to an offer to prepay, which will set forth the terms and conditions of the offer to prepay.

At June 30, 2021, variable interest rates were 0.93% on the PNMR 2021 Delayed-Draw Term Loan that matures in May 2023, 0.91% on the PNM 2021 Term Loan that matures in December 2022, and 0.08% on the PNM Floating Rate PCRBs in the weekly mode.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. Both facilities currently expire on October 31, 2023 and contain options to be extended through October 2024, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds that matures on September 23, 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. PNMR Development had a $40.0 million revolving credit facility that was set to expire on January 31, 2022. As discussed

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

above, on May 18, 2021, the PNMR Development Revolving Credit Facility was terminated. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates.

Short-term debt outstanding consists of:

	June 30,	December 31,
Short-term Debt	2021	2020
	(In thousands)
PNM 2017 New Mexico Credit Facility	$—	$10,000

TNMP Revolving Credit Facility	38,200	—

PNMR:
PNMR Revolving Credit Facility	53,300	12,000
PNMR Development Revolving Credit Facility	—	10,000
	$91,500	$32,000

At June 30, 2021, the weighted average interest rate was 1.59% for the PNMR Revolving Credit Facility and 0.84% for the TNMP Revolving Credit Facility. There were no borrowings outstanding under the PNM Revolving Credit Facility or the PNM 2017 New Mexico Revolving Credit Facility at June 30, 2021.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.3 million, $2.2 million, and zero at June 30, 2021 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of June 30, 2021 and December 31, 2020, neither PNM nor TNMP had any intercompany borrowings from PNMR. PNMR Development had zero and $0.3 million in intercompany borrowings from PNMR at June 30, 2021 and December 31, 2020. PNMR had no intercompany borrowings from PNMR Development at either of June 30, 2021 or December 31, 2020.

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR for three separate tranches, each of $50.0 million, of its variable rate debt. On March 23, 2021 the 1.926% fixed interest rate hedge agreement expired according to its terms and the remaining agreements expired on May 23, 2021.

At July 23, 2021, PNMR, PNM, and TNMP had availability of $258.9 million, $397.8 million, and $18.5 million under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. PNM also had $40.0 million of availability under the PNM 2017 New Mexico Credit Facility. Total availability at July 23, 2021, on a consolidated basis, was $715.2 million for PNMR. Availability under PNM's Revolving Credit Facility and total availability at PNMR, on a consolidated basis, does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs. As of July 23, 2021, PNM, TNMP, and PNMR Development had no borrowings from PNMR under their intercompany loan agreements and PNMR had no borrowings from PNMR Development. At July 23, 2021, PNMR, PNM, and TNMP had invested cash of $0.9 million, $21.7 million, and zero.

The Company’s debt arrangements have various maturities and expiration dates. PNM has $146.0 million of PCRBs that must be repriced in October 2021 and an additional $104.5 million of PCRBs that must be repriced in June 2022. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

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

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2021	2020	2021	2020	2021	2020
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$7	$10	$—	$—
Interest cost	4,035	4,985	477	613	91	122
Expected return on plan assets	(7,132)	(7,363)	(1,041)	(1,387)	—	—
Amortization of net loss	4,542	4,465	—	87	97	101
Amortization of prior service cost	—	(138)		—	—	—
Net Periodic Benefit Cost (Income)	$1,445	$1,949	$(557)	$(677)	$188	$223

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2021	2020	2021	2020	2021	2020
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$13	$20	$—	$—
Interest cost	8,071	9,971	954	1,227	181	244
Expected return on plan assets	(14,265)	(14,726)	(2,083)	(2,774)	—	—
Amortization of net loss	9,083	8,930	—	174	197	201
Amortization of prior service cost	—	(277)	—	—	—	—
Net Periodic Benefit Cost (Income)	$2,889	$3,898	$(1,116)	$(1,353)	$378	$445

PNM did not make any contributions to its pension plan trust in the six months ended June 30, 2021 and 2020 and does not anticipate making any contributions to the pension plan in 2021 or 2022 but expects to contribute $10.8 million in 2023, $11.5 million in 2024, and $10.6 million in 2025 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 2.9%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the six months ended June 30, 2021 and 2020, however, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $0.8 million and $1.7 million for the three and six months ended June 30, 2021 and $1.1 million and $2.1 million in the three and six months ended June 30, 2020. These payments are expected to total $3.3 million in 2021 and $13.1 million for 2022-2025. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.3 million and $0.8 million in the three and six months ended June 30, 2021 and $0.3 million and $0.8 million for the three and six months ended June 30, 2020 and are expected to total $1.3 million during 2021 and $4.9 million for 2022-2025.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2021	2020	2021	2020	2021	2020
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$11	$12	$—	$—
Interest cost	436	544	77	93	5	6
Expected return on plan assets	(796)	(821)	(101)	(135)	—	—
Amortization of net (gain) loss	312	315	(81)	(80)	8	6
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(48)	$38	$(94)	$(110)	$13	$12

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2021	2020	2021	2020	2021	2020
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$22	$23	$—	$—
Interest cost	871	1,088	154	187	9	11
Expected return on plan assets	(1,591)	(1,642)	(203)	(268)	—	—
Amortization of net (gain) loss	624	629	(161)	(162)	17	12
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(96)	$75	$(188)	$(220)	$26	$23
TNMP did not make any contributions to its pension plan trust in the six months ended June 30, 2021 and 2020 and does not anticipate making any contributions to the pension plan in 2021 through 2025 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 2.9%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and six months ended June 30, 2021 and 2020 and does not expect to make contributions to the OPEB trust during the period 2021-2025. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero in the three and six months ended June 30, 2021 and 2020 and are expected to total $0.1 million during 2021 and $0.3 million in 2022-2025.

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

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At both June 30, 2021 and December 31, 2020, PNM had a liability for interim storage costs of $12.8 million, which is included in other deferred credits.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 20, 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. On August 20, 2019, EPA finalized the draft guidance that was released in 2016 as a companion to the regional haze rule revisions, and EPA clarified that guidance in a memorandum issued on July 8, 2021. SIPs for the second planning period are due in July 2021. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM will retire its share of SJGS in 2022. NMED's current timeline indicates the SIP will be submitted between September 2021 and January 2022. PNM cannot predict the outcome of these matters with respect to Four Corners.

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

However, on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al. regarding challenges to the ACE Rule. The DC Circuit vacated the ACE Rule and remanded the record back to the EPA for further consideration consistent with its opinion, finding that EPA misinterpreted the CAA when it determined that the language of section 111 unambiguously barred consideration of emissions reductions options that were not applied at the source. Four petitions for writ of certiorari were filed in the U.S. Supreme Court seeking review of the D.C. Circuit’s January opinion vacating EPA’s repeal and replacement of the Obama Administration’s Clean Power Plan regulations for controlling carbon emissions from existing power plants. The petitioners include 1) West Virginia and 18 other states that had intervened to defend the ACE Rule, 2) North American Coal Corporation, 3) North Dakota (separately from the other states), and 4) Westmoreland Mining Holdings LLC. Several briefs were filed in support of the certiorari petitions. After receiving an extension from the DC Circuit, EPA’s response is due by August 5, 2021.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 27, 2021, President Biden signed an extensive Executive Order aimed at addressing climate change concerns domestically and internationally. The order is intended to build on the initial climate-related actions the Biden Administration took on January 20, 2021. It addresses a wide range of issues, including establishing climate change concerns as an essential element of U.S. foreign and security policy, identifying a process to determine the U.S. Intended Nationally Determined Contribution ("INDC") under the Paris Agreement, and establishing a Special Presidential Envoy for Climate that will sit on the National Security Council. On April 22, 2021, at the Earth Day Summit, as part of the U.S.’s re-entry into the Paris Agreement, President Biden unveiled the goal to cut U.S. emissions by 50% - 52% from 2005 levels by 2030, nearly double the GHG emissions reduction target set by the Obama Administration. The 2030 goal joins President Biden’s other climate goals which include a carbon pollution-free power sector by 2035 and a net-zero emissions economy by no later than 2050.

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

NMED Air Quality Bureau has completed a draft retrospective demonstration showing that this area would be in attainment of the NAAQS but for international emissions. This demonstration allows the area to maintain a marginal non-attainment status and eliminates the need for additional planning requirements and emission reductions. NMED sought public comment on the draft document through May 14, 2021.

PNM does not believe there will be material impacts to its facilities because of NMED’s non-attainment designation of the small area within Doña Ana County. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, PNM is unable to predict what impact the adoption of these standards may have on Four Corners. PNM cannot predict the outcome of this matter.

PM Standard – On January 30, 2020, EPA published in the Federal Register a notice announcing the availability of its final Policy Assessment for the Review of the NAAQS for Particulate Matter (the "Final PA"). The final assessment was prepared as part of the review of the primary and secondary PM NAAQS. In the assessment, EPA recommended lowering the primary annual PM2.5 standard to between 8 µg/m3 and 10 µg/m3. However, on April 30, 2020, EPA published a proposed rule to retain the current standards for PM due to uncertainties in the data relied upon in the Final PA. EPA accepted comments on the proposed rule through June 29, 2020. On December 7, 2020, EPA announced it will retain, without revision, the existing primary (health-based) and secondary (welfare-based) NAAQS for PM, and EPA published a notice of that final action on December 18, 2020, making it immediately effective. On January 14, 2021, several states and New York City filed a petition for review in the DC Circuit, challenging EPA’s final rule retaining the current primary and secondary PM NAAQS. On February 9, 2021, a similar lawsuit was filed by the Center for Biological Diversity in the DC Circuit. On June 10, 2021, EPA announced that it will reconsider the previous administration’s December 2020 decision to retain the current primary and secondary PM NAAQS. EPA stated that available scientific evidence and technical information indicate that the current standards may not be adequate to protect public health and welfare, as required by the Clean Air Act. EPA anticipates issuing a proposed rule in summer 2022 and a final rule in spring 2023.

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

On May 23, 2018, several environmental groups sued EPA Region IX in the United States Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. On July 16, 2018, several environmental groups filed a petition for review with EPA’s Environmental Appeals Board ("EAB") concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised effluent limitation guidelines, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the EAB. EAB thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit on September 30, 2019. The permit was once again appealed to the EAB and was stayed before the effective date. Oral argument was heard on September 3, 2020. The EAB issued an order denying the petition for review on September 30, 2020. The denial was based on the EAB's determination that the petitioners had failed to demonstrate that review of the permit was warranted on any of the grounds presented in the petition. Thereafter, the Regional Administrator of the EPA signed a Notice of Final Permit Decision, and the NPDES permit was issued on November 9, 2020. The permit became effective December 1, 2020 and will expire on November 30, 2025. On January 22, 2021, the environmental groups filed a petition for review of the EAB's decision with the U.S. Court of Appeals for the Ninth Circuit. The September 2019 permit remains in effect pending this appeal. PNM cannot predict whether there will be further appeals of this matter or whether the outcome of any such appeal will have a material impact on PNM’s financial position, results of operations or cash flows.

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

PNM submitted work plans to NMED in January 2021 for review and approval. PNM is prepared to commence work shortly after receiving NMED approval.

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

On December 2, 2019, EPA published the proposed Part A CCR rule requiring a new date of August 31, 2020 for companies to initiate closure of unlined CCR impoundments and changing the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”. EPA’s final Part A CCR rule was issued on August 28, 2020 and became effective on September 28, 2020. This rule finalizes the classification of soil-lined and clay-lined surface impoundments as unlined, triggering closure or retrofit requirements for those impoundments and gave operators until April 11, 2021 to cease receipt of waste at these units and begin the closure process. On March 3, 2020, EPA issued a proposed rule, Part B, addressing demonstrations for clay liners and regulations addressing beneficial use for closure of surface impoundments. On October 16, 2020, EPA released a prepublication draft copy of the final Part B rule. This rule did not include beneficial use of CCR for closure, which EPA explains will be addressed in subsequent rulemaking action. EPA intends to issue several other rulemakings covering legacy ponds and finalizing parts of previously proposed rules. These proposed rules and final rules are expected in 2022.

On February 20, 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. The deadline to provide comments was extended to August 7, 2020. The final rule is expected in January 2022. PNM cannot predict the outcome of EPA’s rule making activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

Other Commitments and Contingencies
Coal Supply

SJGS

The coal requirements for SJGS are supplied by WSJ LLC. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid the current San Juan mine owner and operator, WSJ LLC, for certain coal mined but not yet delivered to the plant site. At June 30, 2021 and December 31, 2020, prepayments for coal, which are included in other current assets, amounted to $23.4 million and $26.3 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

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

NTEC has contracted with Bisti Fuels Company, LLC, a subsidiary of The North American Coal Corporation, for management and operation of the mine. Under the CSA, NTEC has the right after a specified period to request approval from the Four Corners owners to replace Bisti Fuels Company as mine manager with NTEC’s internal resources and perform all or some mine management functions. APS granted approval on behalf of the owners on June 16, 2021, subject to certain credit assurance requirements. On June 17, 2021, NTEC notified The North American Coal Corporation that the contract mining agreement between Bisti Fuels Company and NTEC will be terminated effective September 30, 2021.

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

Based on the most recent estimates, PNM’s remaining payments as of June 30, 2021, for mine reclamation, in future dollars, are estimated to be $76.8 million for the surface mines at both SJGS and Four Corners and $35.1 million for the underground mine at SJGS. At June 30, 2021 and December 31, 2020, liabilities, in current dollars, of $69.3 million and $71.7 million for surface mine reclamation and $27.1 million and $26.1 million for underground mine reclamation were recorded in other deferred credits.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As discussed in Note 16 of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Notes to the Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K, as part of the restructuring of SJGS ownership, the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $3.2 million in 2020 and, based on PNM’s reclamation trust fund balance at June 30, 2021, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $4.6 million in 2021, $6.2 million in 2022, and zero in 2023.

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

PVNGS Liability and Insurance Matters

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. In accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $13.5 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers. The remaining $13.1 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, as of June 30, 2021, PNM’s maximum potential retrospective premium assessment per incident for all three units is $42.1 million, with a maximum annual payment limitation of $6.2 million, to be adjusted periodically for inflation.

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

Merger-Related Litigation

Six purported shareholders of PNMR filed lawsuits against PNMR and the members of the Board challenging the proposed Merger with Avangrid. The lawsuits all challenged the adequacy of the disclosures in the definitive proxy statement filed by PNMR with the SEC on January 5, 2021, and sought, among other things, to enjoin the Merger or, if the Merger has been consummated, to rescind the Merger or an award of damages, and an award of attorneys’ and experts’ fees and expenses. Five of the lawsuits were filed in the United States District Court for the Southern District of New York and one was filed in the United States District Court for the Eastern District of New York. The lawsuits pending in the Southern District of New York were consolidated in the case captioned In re PNM Resources, Inc. Shareholder Litigation, Consolidated Civil Action No. 1:20-CV-10874. The five plaintiffs in the consolidated action in the Southern District of New York filed notices of voluntary dismissal, and, on April 9, 2021, the Court ordered the Clerk of Court to close the consolidated action and all member cases. All five cases filed in the Southern District of New York have been closed. The case pending in the Eastern District of New York, captioned Durlacher v. PNM Resources, Inc., et al., Case No. 1:21-cv-0024, was not served on the defendants and the plaintiff filed a notice of voluntary dismissal on February 15, 2021. These matters are now concluded.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 11 MW
•Solar distributed generation, aggregating 180.2 MW at June 30, 2021, owned by customers or third parties from whom PNM purchases any net excess output and RECs

Renewable Energy Rider

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

KWh basis. In its 2020 renewable energy procurement plan, which became effective on January 1, 2021, PNM proposed to collect $67.8 million for the year. The NMPRC approved recovery of $65.5 million through the rider, reflecting the rejection of PNM's request to recover the $2.3 million Sky Blue regulatory asset in 2021. PNM recorded revenues from the rider of $15.5 million and $31.4 million in the three and six months ended June 30, 2021, and $15.2 million and $30.3 million in the three and six months ended June 30, 2020. On June 1, 2021 PNM filed its renewable energy procurement plan for 2022 which proposes to collect $66.9 million for the year. PNM is not proposing any new procurements in the plan but is proposing to retire a small number of RECs in 2022 from resources that have not been previously approved as part of the RPS plan. The NMPRC assigned this matter to a hearing examiner who scheduled a hearing to begin on September 30, 2021.

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

In 2019, PNM submitted a filing to address incentives to be earned in 2020. PNM’s proposed incentive mechanism was similar to that approved for 2018 and 2019 with minor modifications to reflect input from interested parties. The proposed incentive mechanism includes a base incentive of 7.1% of program costs, or approximately $1.8 million, based on savings of 59 GWh in 2020 with a sliding scale that provides for additional incentive if savings exceed 68 GWh. No hearings were considered necessary and PNM’s 2020 energy efficiency rider reflecting the 2020 incentive became effective beginning December 30, 2019. On April 15, 2021 PNM filed its 2020 Energy Efficiency Annual Report which reconciles the actual 2020 profit incentive collections with the profit incentive authorized by the NMPRC resulting in an additional $0.8 million incentive to be collected during the remainder of 2021. The additional incentive was authorized for 2020 because annual energy savings for the year exceeded 87 GWh, and was the maximum level of profit incentive allowed under the approved mechanism. PNM began collecting the additional incentive effective May 27, 2021.

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

2020 Decoupling Petition

As discussed above, the legislature amended the EUEA to, among other things, include a decoupling mechanism for disincentives. On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. PNM proposed to record the difference between the annual revenue per customer derived from the cost of service approved in the NM 2015 Rate Case and the annual revenue per

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

customer actually recovered from the rate classes beginning on January 1, 2021. If approved, on January 1, 2022, PNM would begin to collect the difference from customers if the revenue per customer from the NM 2015 Rate Case exceeds the actual revenue recovered in 2021, or return the difference to customers if the actual revenue per customer recovered in 2021 exceeds the revenue per customer from the NM 2015 Rate Case. On July 13, 2020, NEE, ABCWUA, the City of Albuquerque, and Bernalillo County filed motions to dismiss the petition on the grounds that approving PNM’s proposed rate adjustment mechanism outside of a general rate case would result in retroactive ratemaking and piecemeal ratemaking. The motions to dismiss also allege that PNM’s proposed rate adjustment mechanism is inconsistent with the EUEA. Responses to the motions to dismiss were filed on August 7, 2020. On September 16, 2020, ABCWUA, Bernalillo County, CCAE, the City of Albuquerque, NEE, NMAG, NMPRC Staff ("Staff") and WRA filed testimony. CCAE and WRA support PNM's petition, but recommend that the rate adjustment mechanism not take effect until new rates are approved in PNM's next general rate case. The other parties filing testimony oppose PNM's petition. On October 2, 2020, PNM requested an order to vacate the public hearing, scheduled to begin October 13, 2020, and staying the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the hearing examiner approved PNM's request to stay the proceeding and vacate the public hearing and required PNM to file a petition for declaratory order by October 30, 2020. On October 30, 2020, PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On November 4, 2020, ABCWUA and Bernalillo County jointly filed a competing petition asking the NMPRC to issue a declaratory order on the EUEA’s requirements related to disincentives. On November 24, 2020, the NMAG requested that the NMPRC deny both petitions for declaratory orders and instead address disincentives under the EUEA in a rulemaking. On March 17, 2021, the NMPRC issued an order granting the petitions for declaratory order, commencing a declaratory order proceeding to address the petitions, denying the NMAG’s request to initiate a rulemaking, and appointing a hearing examiner to preside over the declaratory order proceeding. Initial briefs were filed on June 7, 2021 and response briefs were filed on June 28, 2021. Oral arguments were made on July 15, 2021. PNM cannot predict the outcome of this matter.

Integrated Resource Plans

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.

2020 IRP

NMPRC rules required PNM to file its 2020 IRP in July 2020. On March 16, 2020, PNM filed a motion to extend the deadline to file its 2020 IRP to six months after the NMPRC issues a final order approving a replacement resource portfolio and closes the docket in the bifurcated SJGS Abandonment Application and replacement resource proceedings. On April 8, 2020, the NMPRC approved PNM's motion to extend the deadline to file its 2020 IRP as requested. On January 29, 2021, PNM filed its 2020 IRP addressing the 20-year planning period from 2020 through 2040. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024. The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth. On May 24, 2021, the hearing examiner issued a procedural schedule and required PNM, upon request, to provide modeling data and assumptions to parties within two weeks. Additionally, PNM is required upon request, to run modeling or provide reasonable access to PNM virtual machines at PNM's expense. The order set an alternative modeling deadline of August 30, 2021 and Staff's recommendation on November 1, 2021.
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

On February 21, 2020, the hearing examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of replacement resources, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The hearing examiners recommended that PNM be authorized to abandon SJGS by June 30, 2022, and to record regulatory assets for certain other abandonment costs that are not specifically addressed under the provisions of the ETA to preserve its ability to recover the costs in a future general rate case. The hearing examiner recommended that this authority only extend to the deferral of the costs and it not be an approval of any ratemaking treatment. The hearing examiners also recommended PNM be authorized to issue Securitized Bonds of up to $361 million and establish an Energy Transition Charge. The hearing examiners recommended an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the hearing examiners recommended PNM be granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, economic development, and workforce training. On April 1, 2020, the NMPRC unanimously approved the hearing examiners' recommended decisions regarding the abandonment of SJGS and the related securitized financing under the ETA.

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

On September 28, 2020, PNM filed its application for approval of the final executed contracts for the replacement resources. In addition, PNM provided updated costs estimates of $8.1 million for the SJGS replacement resources, based on the NMPRC authorization to create regulatory assets granted in the abandonment order, which it plans to seek recovery of in a future general rate case. On November 13, 2020, the hearing examiner issued a recommended decision recommending approval of a 200 MW solar PPA combined with a 100 MW battery storage agreement and the 100 MW solar PPA combined with a 30 MW battery storage agreement. On December 2, 2020, the NMPRC issued an order adopting the recommended decision in its entirety. On May 24, 2021, PNM filed a notice that informed the NMPRC that a solar PPA for 100 MW with battery storage of 30 MW, which was approved as a replacement resources for SJGS, will not be completed in time to serve PNM’s load during the 2022 summer peak season. On July 22, 2021, PNM filed notice to the NMPRC that as a result of supply chain delays, two additional approved replacement resource projects will not be fully completed in time to serve load during the 2022 summer peak season. Specifically, a 200 MW solar PPA with battery storage of 100 MW will have only 50 MW of available capacity in June 2022 and then ramp up through the summer and fall, and a 300 MW solar PPA with battery storage of 150 MW will initially have only 150 MW of solar and 150 MW of battery storage available in June 2022 and is planned to ramp up to full capacity in September 2022. PNM's existing resources, including available reserves, may be insufficient for 2022 summer peak load reliability considering these delays. PNM is currently evaluating alternative sources of power to ensure customer demand during the 2022 summer peak load period is met.

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

On January 26, 2021, Sierra Club filed a motion in the Four Corners Abandonment Application requesting that the NMPRC order PNM to file supplemental testimony addressing the prudence of Four Corners investments or alternatively that

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the NMPRC dismiss the Four Corners Abandonment Application and permit PNM to refile after the prudence issue is resolved. In addition, on January 28, 2021, NEE and CFRE filed a motion requesting that the NMPRC dismiss the application, stating that approval of the abandonment would be contrary to the provision of the REA that prevents the sale of carbon dioxide emitting electricity-generating resources as a means of complying with the RPS, and that the Four Corners Abandonment Application does not demonstrate that the sale of 200 MW to NTEC will not result in a net detriment to public interest. On February 26, 2021, the hearing examiner issued an order on the sufficiency of the Four Corners Application finding that the application was deficient on its face and failed to adequately support whether or not the sale and transfer of PNM’s interest in Four Corners to NTEC is in the public interest. However, given the NMPRC’s preference to address Four Corners issues in the case, as well as PNM’s concession on filing an amended application, the hearing examiner did not recommend that the case be dismissed. The order required PNM to file an amended application by March 15, 2021; established that the nine-month period for review of the amended application shall start on the date of PNM’s filing of the amended application and run through December 15, 2021; required PNM to file supplemental testimony addressing the prudence of its investment in Four Corners; required PNM to more explicitly address the statutory standards for approval of the proposed transfer to NTEC; and required PNM to file a motion to withdraw the January 8, 2021 Four Corners Application. On March 15, 2021, PNM filed an amended application and supplemental testimony for the approval of the abandonment and transfer of Four Corners and issuance of a financing order pursuant to the ETA and a motion to withdraw the January 8, 2021 Four Corners Application. The amended application and supplemental testimony provided additional information to support PNM's request to abandon its interest in Four Corners and transfer that interest to NTEC, and also provided additional detail explaining how the proposed sale and abandonment provides a net public benefit. On March 19, 2021, the hearing examiner issued a procedural order requiring Staff and intervenors to file testimony on or before July 12, 2021, requiring any rebuttal testimony be filed on or before August 2, 2021, and scheduling a hearing to begin on August 31, 2021.

On May 17, 2021 NEE and CFRE ("Joint Movants") again filed motions to dismiss the case, providing reasons which include; PNM's failure to disclose the reason for the divestiture in the plant is the Merger; the application is deficient because PNM has failed to produce the seasonal operation agreement with the other Four Corners owners; and reiterated their prior view that PNM's amended application is contrary to the REA. Also on May 17, 2021, CCAE filed a motion to dismiss the case stating that PNM's application is devoid of any discussion of the assumption of liabilities by NTEC pertaining to PNM's share of Four Corners. On May 18, 2021, San Juan Citizens Alliance/Dine Care and the Native American Voters Alliance Education Project ("NAVAEP") filed a joinder supporting CCAE's motion. On June 1, 2021, PNM filed responses to the Joint Movants' and CCAE motions to dismiss and filed a motion to strike portions of the Joint Movants' and CCAE's motions to dismiss. PNM's motion states that the Joint Movants and CCAE rely upon materials beyond the pleadings in the case and within the record in other proceedings to support their motions.

On October 30, 2020, NEE filed a formal complaint with the NMPRC seeking an investigation into the reasonableness and lawfulness of PNM’s continued reliance on “climate-altering and uneconomic coal” at Four Corners. NEE explained that they withdrew their Supreme Court appeal of the NM 2016 Rate Case under the notion that PNM would be filing a rate case in 2019 and they would be able to challenge the Four Corners expenditures in that case. NEE explained that because PNM has delayed its rate case several times, Four Corners has remained “imprudently” in rates. NEE asked that PNM be required to demonstrate that PNM’s investment in Four Corners was prudent. NEE stated if the NMPRC deems PNM’s investment as imprudent, ratepayers will be held harmless and all costs including carrying charges, effective October 30, 2020, and going forward, be denied. On February 10, 2021, the NMPRC denied NEE’s complaint and stated that issues related to Four Corners prudence should be addressed in the Four Corners Abandonment Application. On February 22, 2021, NEE filed a Motion for Reconsideration of the NMPRC’s February 10, 2021 order, which was denied on March 10, 2021. On April 9, 2021, NEE filed a Notice of Appeal with the NM Supreme Court regarding their formal complaint on Four Corners. On July 6, 2021, NEE filed a motion to withdraw its Notice of Appeal with the NM Supreme Court.

The financial impact of an early exit of Four Corners and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the overall political and economic conditions of New Mexico. See additional discussion of the ETA in Note 11. PNM cannot predict the outcome of these matters.

PVNGS Leased Interest Abandonment Application

On April 2, 2021, PNM filed an application with the NMPRC requesting approval for the decertification and abandonment of 114 MW of leased PVNGS capacity, sale and transfer of related assets, and approval to procure new resources ("PVNGS Leased Interest Abandonment Application"). As discussed in Note 13, PNM currently controls leased capacity in PVNGS Unit 1 and Unit 2 under five separate leases ("Leased Interest") that were approved and certificated by the predecessor agency to the NMPRC in the 1980s. Four of the five leases for 104 MW of Leased Interest terminate on January 15, 2023, while the remaining lease for 10 MW of Leased Interest terminates on January 15, 2024. Associated with the Leased Interest

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

are certain PNM-owned assets and nuclear fuel that are necessary for the ongoing operation and maintenance of the Leased Interest and integration of the Leased Interest generation to the transmission network. PNM has determined that there will be net benefits to its customers to return the Leased Interest to the lessors in conformity with the leases, sell and transfer the related PNM-owned assets, and to replace these Leased Interest with new resources. In the application PNM is requesting NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM is also seeking NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which will be acquiring the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM is seeking NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement, and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM is also requesting NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. PNM's application sought a six-month regulatory time frame. On April 21, 2021, the NMPRC issued an order assigning a hearing examiner and stated PNM's request to abandon the Leased Interest does not have any statutory or rule time limitation and the six-month limit in which the NMPRC must issue an order regarding the request for approvals of the solar PPAs and battery storage agreements does not begin until after the NMPRC acts on the abandonment request. On June 14, 2021 and June 25, 2021 PNM filed supplemental testimony responding to questions provided by the hearing examiner. On June 28, 2021, NEE and CCAE jointly filed a motion to dismiss a portion of the application claiming that since PNM's request to abandon the Leased Interest was filed after PNM had already provided irrevocable notice it would not acquire the Leased Interest, abandonment is no longer required. On July 28, 2021, the hearing examiner issued a recommended decision on NEE's and CCAE's joint motion to dismiss, recommending dismissal of PNM's requests for approval to abandon and decertify the Leased Interest; dismissal of PNM's request for approval to sell and transfer the related assets; and dismissal of PNM's request to create regulatory assets for the associated remaining undepreciated investments, but does not preclude PNM seeking recovery of the costs in a general rate case in which the test year period includes the time period in which PNM incurs such costs. The hearing examiner's recommended decision further provides that PNM's request for replacement and system reliability resources should remain within the scope of this case. The hearings examiner's recommended decision is pending NMPRC approval.

In addition to approval by the NMPRC, PNM and SRP require NRC approval for the transfer of the associated possessory licenses at the end of the term of each of the respective leases. PNM cannot predict the outcome of this matter.

Facebook, Inc. Data Center Project

PNM has a special service contract to provide service to Facebook, Inc. for a data center being constructed in PNM’s service area. Facebook’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. The cost of renewable energy procured is passed through to Facebook under a rate rider. A special service rate is applied to Facebook’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources. As of June 30, 2021, PNM is procuring energy from 130 MW of solar-PV capacity from NMRD, a 50% equity method investee of PNMR Development. See additional discussion of NMRD in Note 16.

PNM has NMPRC approval for several PPAs to purchase renewable energy and RECs to supply renewable energy to the data center. Details related to these PPAs can be found in Note 17 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

On February 8, 2021, PNM filed an application with the NMPRC for approval to service the data center for an additional 190 MW of solar PPA combined with 100 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. In its application, PNM filed a Motion for Expedited Consideration seeking an expedited schedule for this proceeding that would provide a Final Order by June 1, 2021, in order to facilitate timely completion of the renewable resources to meet the expected completion date of the data center expansion. On February 17, 2021, the NMPRC approved an order with a schedule targeting a final order by June 1, 2021. On April 14, 2021, Staff filed testimony recommending that the NMPRC either extend the targeted date for issuance of a final order to provide more time to review PNM’s application or, in the alternative, issue an order approving the two proposed PPAs and denying the 100 MW of battery storage. PNM filed rebuttal to Staff’s testimony on April 21, 2021. On April 28, 2021, the NMPRC issued an order finding that it requires additional time to review and that a hearing will be held with a hearing examiner presiding. On June 16, 2021 a hearing was held by the NMPRC with closing statements filed on June 21, 2021. On June 23, 2021, the NMPRC issued an Order for Continuance, stating concerns with the proposed addendum to the special service contract and its methodology for calculating a credit to Facebook for the capacity supplied by the 100 MW battery storage agreement. To address these concerns the Order required PNM and Facebook to renegotiate the addendum to the special service contract and the battery storage agreement. Additionally, the NMPRC

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

designated a mediator to the facilitate the negotiations. PNM was ordered to file a renegotiated modification to its application by July 14, 2021 with responses from other parties due July 21, 2021. On July 6, 2021, PNM filed a Motion for Rehearing stating that the NMPRC's June 23, 2021 Order for Continuance contains substantive issues including misstatement of facts presented during the hearing on PNM’s application, which must be amended or withdrawn on rehearing. PNM’s motion also points out procedural issues with the order, including requiring mediation with Facebook who is not a party to the case while not including Staff, who is the only party to disagree with PNM’s application; and requiring PNM and Facebook to agree to modifications of the special service contract with which they are not in agreement, are not part of the application and has not been vetted at hearing. On July 7, 2021 the NMPRC designated mediator issued a report cancelling the schedule mediation because PNM and Facebook are not willing to participate. On July 14, 2021, the NMPRC issued an order granting PNM's Motion for Rehearing and scheduling a further public hearing for July 23, 2021. The NMPRC vacated the public hearing in response to Facebook’s inability to provide a witness to testify at the hearing. On July 28, 2021, the NMPRC issued a final order reversing the order granting a rehearing; approved the solar PPAs for 190 MW and 50 MW; approved only 50 MW of the requested 100 MW battery storage; and rejecting the proposed addendum to the special service contract and its methodology for calculating a credit to Facebook for the capacity supplied by the battery storage. The order allows PNM to reapply for the 50 MW of battery storage. PNM cannot predict the outcome of this matter.

COVID-19 Regulatory Matters

In March 2020, PNM and other utilities voluntarily implemented a temporary suspension of disconnections and late payment fees for non-payment of utility bills in response to the impacts of the novel coronavirus global pandemic (“COVID-19”). On March 18, 2020, the NMPRC conducted an emergency open meeting for the purpose of adopting emergency amendments to its rules governing service to residential customers. The NMPRC’s emergency order is applicable during the duration of the Governor of New Mexico's emergency executive order and allows for the closure of payment centers, prohibits the discontinuance of a residential customer’s service for non-payment, and suspends the expiration of medical certificates for certain customers. On April 27, 2020, PNM, El Paso Electric Company, New Mexico Gas Company, and Southwestern Public Service Company filed a joint motion with the NMPRC requesting authorization to track costs resulting from each utility's response to the COVID-19 outbreak. The utilities propose these incremental costs and uncollected customer accounts receivable resulting from COVID-19 during the period March 11, 2020 through December 31, 2020, be recorded as a regulatory asset. On June 24, 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As a result, PNM had deferred incremental costs related to COVID-19 of $12.2 million and $8.8 million in regulatory assets on the Condensed Consolidated Balance Sheet at June 30, 2021 and December 31, 2020. In addition, PNM had costs savings related to COVID-19 of $0.9 million in regulatory liabilities on the Condensed Consolidated Balance Sheet at June 30, 2021 and December 31, 2020. The NMPRC’s order also imposed additional quarterly reporting requirements on public utilities creating regulatory assets that include changes in customer usage and increased costs and savings recorded to regulatory assets and liabilities.

On February 3, 2021, the NMPRC issued an order finding that the temporary mandatory moratorium on disconnections of residential utility customers shall be in effect from the date of the order for 100 days, which ended May 14, 2021. At the end of the moratorium, the 90-day transition period began, which continued the temporary moratorium on disconnections to provide the utilities additional time to assist residential customers with arrearages to enter into installment agreements. On July 14, 2021, the NMPRC issued an order clarifying previous orders that the mandatory requirements of the NMPRC's previous order prohibiting residential disconnects should be voluntarily complied with by investor-owned utilities until August 12, 2021. All investor-owned utilities may begin disconnections at the end of the transition period.

Transportation Electrification Program

On December 18, 2020, in compliance with New Mexico Statute, PNM filed its PNM 2022-2023 Transportation Electrification Program (“TEP”) for approval with the NMPRC. PNM’s requested TEP includes a budget of approximately $8.4 million with flexibility of 25%. As proposed, up to 25% of the program budget will be dedicated to low and moderate income customers and is based on a model with no company ownership of charging facilities. PNM’s proposed TEP provides incentives through rebates to both residential and non-residential customers towards the purchase of chargers and/or behind-the-meter infrastructure. PNM’s TEP includes a request for a modified rate to add an electric vehicle pilot with a time-of-use option, a new non-residential electric vehicle time-of-use rate pilot without demand charges and implementation of a new rider

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to collect the actual costs of the TEP. PNM’s application requested NMPRC approval by the end of August 2021 and authority to file a new TEP by the end of June 2023. Response and rebuttal testimonies were filed on May 3, 2021 and May 13, 2021, respectively, and hearings were held the week of May 24, 2021. Post-hearing briefs were filed on June 21, 2021, and response briefs were filed June 28, 2021. PNM cannot predict the outcome of this matter.

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

On April 2, 2021, Leeward Energy and Pattern Energy separately protested PNM’s March 12, 2021 filing of four unexecuted TSAs with Leeward Energy. The parties are requesting that FERC direct PNM to apply the same rate to the unexecuted TSAs as the incremental rate assessed to the Western Spirit transmission facilities, inclusive of Leeward’s network upgrades and requested service, or, in the alternative, initiate hearing and settlement judge procedures to address the unjust and unreasonable application of the FERC’s “higher of” policy. On April 19, 2021, PNM filed a motion for leave to answer and contested the arguments made by Leeward Energy and Pattern Energy. In its response, PNM stated that it disagrees with the parties' pricing scheme because doing so would not recognize all the transmission facilities necessary to provide Leeward service, does not hold PNM's other transmission customers harmless, and is inconsistent with FERC pricing policy and precedent. PNM further explains that the proposal to include its FERC approved embedded rate in the unexecuted TSAs is just and reasonable and should be accepted by FERC. On May 11, 2021, FERC issued an order accepting PNM's four unexecuted TSAs. In the order, FERC stated that it agreed with PNM's pricing scheme and agreed that PNM's proposal to use the OATT rate will ensure that the benefit of Leeward's addition to the system will be spread among other existing system users, rather than simply transferred to Pattern. On June 10, 2021, Pattern and Leeward both filed a request for rehearing of the FERC Order. PNM cannot predict the outcome of this matter.

The Community Solar Act

On June 18, 2021, Senate Bill 84, known as the Community Solar Act, became effective. The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar (applicable until November 2024) facilities and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021 to adopt rules to establish a community solar program no later than April 1, 2022. On June 15, 2021, the NMPRC issued an order which required utilities provide a notice to all future applicants and to any likely applicants that, until the effective date of the NMPRC's rules in this area the NMPRC's existing interconnection rules and manual remain in place until amended or replaced by the NMPRC, and further, that a place in a utility's applicant queue for interconnection does not and will not provide any advantage for selection as a community solar project. PNM has provided the required notices. PNM cannot predict the full impact of the Community Solar Act or the outcome of the NMPRC's rulemaking.

San Juan Generating Station Unit 1 Outage

On June 30, 2021, a cooling tower used for SJGS Unit 1 failed resulting in a unit outage. SJGS Unit 1 was brought back online on July 25, 2021. PNM anticipates the damages to the facility will be reimbursed under an existing property insurance policy that covers SJGS, subject to a deductible of $2.0 million. PNM’s exposure to the cost of repairs is $1.0 million, reflecting PNM’s 50% ownership interest in SJGS Unit 1. On July 14, 2021, the NMPRC issued an order opening a formal docket and inquiry into the cooling tower incident.

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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 27, 2020	$59.2	$7.8
October 7, 2020	10.8	2.0
March 12, 2021	112.6	14.1

On July 23, 2021 TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $41.2 million, which would increase revenues by $6.3 million annually. The application is pending before the PUCT.

Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments to reflect changes in investments in distribution assets. Distribution utilities may file for a periodic rate adjustment between April 1 and April 8 of each year as long as the electric utility is not earning more than its authorized rate of return using weather-normalized data.

On April 6, 2020, TNMP filed its 2020 DCOS that requested an increase in TNMP's annual distribution revenue requirement of $14.7 million based on net incremental capital distribution investments of $149.2 million. On June 26, 2020, the parties filed a unanimous settlement for a $14.3 million annual distribution revenue requirement with rates effective September 1, 2020. On August 13, 2020, the PUCT approved the unanimous settlement. On April 5, 2021, TNMP filed its 2021 DCOS that requests an increase in TNMP annual distribution revenue requirement of $14.0 million based on an increase in rate base of $104.5 million. On July 1, 2021, TNMP reached a unanimous settlement agreement with parties that would authorize TNMP to collect an increase in annual distribution revenues of $13.5 million beginning in September 2021. Subsequently, the ALJ issued an order on July 9, 2021 approving interim rates effective September 1, 2021, and remanded the case to the PUCT for approval. The case is pending review by the PUCT.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP’s 2019 EECRF filing requested recovery of $5.9 million, including a performance bonus of $0.8 million, and became effective on March 1, 2020. TNMP’s 2020 EECRF filing requested recovery of $5.9 million, including a performance bonus of $1.0 million, and became effective on March 1, 2021. On May 27, 2021, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2022. The total amount requested was $7.2 million, which includes a performance bonus of $2.3 million based on TNMP's energy efficiency achievements in the 2020 plan year. On July 28, 2021, a unanimous stipulation and settlement was filed with the PUCT to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recover its requested costs in 2022, including the performance bonus of $2.3 million. The stipulation and settlement is pending PUCT approval.

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

TNMP filed its rider on March 30, 2020. The rider was effective immediately and established a charge of $0.33 per MWh in accordance with the PUCT's order. Final collections under the rider exceeded unpaid residential retail customer bills and were presented net as a regulatory liability of $0.1 million on the Condensed Consolidated Balance Sheet as of December 31, 2020. Other COVID-19 related costs of $0.8 million and $0.7 million were also recorded as a regulatory asset on the Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020. On April 14, 2020, TNMP executed an interest-free loan agreement to borrow $0.5 million from ERCOT and on October 30, 2020, the balance of the loan was repaid.

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

AMS Reconciliation

On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 and approve appropriate carrying charges until full collection.

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

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the Leased Interests. If such an event had occurred as of June 30, 2021, amounts due to the lessors under the circumstances described above would be up to $146.5 million, payable on July 15, 2021 in addition to the scheduled lease payments due on that date.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of June 30, 2021 and December 31, 2020, the unamortized balance of these rights-of-ways was $54.8 million and $55.8 million. PNM recognized amortization expense associated with these agreements of $0.9 million and $1.9 million in the three and six months ended June 30, 2021 and $0.9 million and $1.9 million in the three and six months ended June 30, 2020.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At June 30, 2021, residual value guarantees on fleet vehicle and equipment leases are $0.9 million, $1.4 million, and $2.3 million for PNM, TNMP, and PNMR Consolidated.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2021			December 31, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$85,738	$6,366	$92,498	$97,461	$7,206	$105,133
Current portion of operating lease liabilities	24,250	2,130	26,472	25,130	2,193	27,460
Long-term portion of operating lease liabilities	61,834	3,998	66,135	75,941	4,779	81,065

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases.

Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2021			December 31, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$12,890	$14,358	$27,578	$11,453	$13,299	$25,055
Accumulated depreciation	(3,178)	(3,491)	(6,812)	(2,044)	(2,241)	(4,383)
Non-utility property, net	9,712	10,867	20,766	9,409	11,058	20,672

Other current liabilities	2,305	2,612	5,003	1,993	2,397	4,470
Other deferred credits	7,206	8,262	15,573	7,176	8,669	15,972

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of June 30, 2021 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	5.60	3.24	5.45
Financing leases	4.44	4.46	4.43

Weighted average discount rate:
Operating leases	3.95%	3.95%	3.95%
Financing leases	2.66%	2.77%	2.71%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information for the components of lease expense is as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,715	$633	$7,385	$13,450	$1,286	$14,814
Amounts capitalized	(220)	(543)	(763)	(446)	(1,102)	(1,548)
Total operating lease expense	6,495	90	6,622	13,004	184	13,266
Financing lease cost:
Amortization of right-of-use assets	604	637	1,262	1,136	1,251	2,430
Interest on lease liabilities	65	76	141	127	152	281
Amounts capitalized	(417)	(632)	(1,048)	(783)	(1,258)	(2,041)
Total financing lease expense	252	81	355	480	145	670

Variable lease expense	106	—	106	168	—	168
Short-term lease expense	125	2	147	249	4	280
Total lease expense for the period	$6,978	$173	$7,230	$13,901	$333	$14,384

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,847	$746	$7,658	$13,740	$1,521	$15,393
Amounts capitalized	(247)	(602)	(849)	(538)	(1,237)	(1,774)
Total operating lease expense	6,600	144	6,809	13,202	284	13,619
Financing lease cost:
Amortization of right-of-use assets	341	382	741	588	672	1,294
Interest on lease liabilities	52	68	121	97	124	224
Amounts capitalized	(226)	(369)	(594)	(401)	(653)	(1,053)
Total financing lease expense	167	81	268	284	143	465

Variable lease expense	63	—	63	95	—	95
Short-term lease expense	75	1	75	160	1	161
Total lease expense for the period	$6,905	$226	$7,215	$13,741	$428	$14,340

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to the Company’s leases is as follows:

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,291	$188	$16,572	$16,511	$331	$17,125
Operating cash flows from financing leases	43	17	63	36	20	59
Finance cash flows from financing leases	392	156	592	207	120	360

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$317	$317	$—	$—	$—
Financing leases	1,512	1,254	2,793	3,703	4,802	8,513

Capitalized costs excluded from the operating and financing cash paid for leases above for the three and six months ended June 30, 2021, are $0.6 million and $1.2 million at PNM, $1.2 million and $2.4 million at TNMP, and $1.8 million and $3.6 million at PNMR. For the three and six months ended June 30, 2020, capitalized costs excluded are $0.5 million and $0.4 million at PNM, $1.2 million and $0.7 million at TNMP, and $1.8 million and $1.1 million at PNMR. These capitalized costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020.

Future expected lease payments are shown below:

	As of June 30, 2021
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2021	$1,270	$9,811	$1,448	$1,159	$2,763	$11,099
2022	2,493	26,266	2,812	1,972	5,393	28,449
2023	2,413	17,735	2,626	1,474	5,091	19,389
2024	1,740	7,908	2,146	896	3,897	8,853
2025	994	6,946	1,345	706	2,339	7,690
Later years	1,167	27,521	1,141	76	2,307	27,815
Total minimum lease payments	10,077	96,187	11,518	6,283	21,790	103,295
Less: Imputed interest	566	10,103	644	155	1,214	10,688
Lease liabilities as of June 30, 2021	$9,511	$86,084	$10,874	$6,128	$20,576	$92,607

The above table includes $10.9 million, $14.9 million, and $25.7 million for PNM, TNMP, and PNMR at June 30, 2021 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

(14)   Income Taxes

In December 2017, comprehensive changes in United States federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

deductibility of officer compensation. During 2020, the IRS issued final regulations related to certain officer compensation and, in January 2021, issued final regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, in 2019, the IRS issued regulations interpreting Tax Act amendments to depreciation provisions of the IRC that allow the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017. See additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. Among other things, the CARES Act includes tax provisions that generally loosen restrictions on NOL utilization and business interest deductions, and accelerate refunds of previously generated alternative minimum tax credits. In addition, the CARES Act includes a temporary provision allowing businesses to defer payments to the government for some payroll taxes. In 2020, the Company applied for $5.2 million of accelerated refunds of previously generated alternative minimum tax ("AMT") credits and deferred $7.0 million of payments for certain payroll taxes. The Company received the $5.2 million refund of prior AMT credits in June 2021. The CARES Act provisions related to NOL utilization and business interest deductions are not applicable for the Company.

Beginning February 2018, PNM’s NM 2016 Rate Case reflects the reduction in the federal corporate income tax rate, including amortization of excess deferred federal and state income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years, and excess deferred state income taxes to customers over a period of three years. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP will amortize federal and state excess deferred income taxes of $24.5 million, $15.2 million, and $9.3 million in 2021. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 17 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items, including excess tax benefits related to stock awards and taxes on Merger-related costs are excluded from the estimated annual effective tax rate calculation. At June 30, 2021, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2021 would be 13.35%, 15.81%, and 10.64%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes. During the three and six months ended June 30, 2021, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced by excess tax benefits related to stock awards of $0.1 million and $0.8 million for PNMR, of which less than $0.1 million and $0.6 million was allocated to PNM and less than $0.1 million and $0.2 million was allocated to TNMP, and by tax benefits on Merger-related costs of $0.3 million and $1.6 million for PNMR, less than $0.1 million and $0.1 million for PNM, and less than $0.1 million and $0.1 million for TNMP.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Services billings:
PNMR to PNM	$26,150	$24,521	$52,375	$46,644
PNMR to TNMP	10,135	9,703	20,500	18,430
PNM to TNMP	94	113	212	189
TNMP to PNMR	12	35	24	70
PNMR to NMRD	55	49	110	125
Renewable energy purchases:
PNM from NMRD	3,504	2,404	6,089	3,923
Interconnection billings:
PNM to NMRD	—	130	—	350
PNM to PNMR	—	—	—	—
NMRD to PNM	—	—	1,276	—
Interest billings:
PNMR to PNM	—	6	—	6
PNM to PNMR	36	77	72	158
PNMR to TNMP	—	1	—	2
Income tax sharing payments:
PNMR to PNM	—	—	—	—
TNMP to PNMR	—	—	—	—

(16)   Equity Method Investment

As discussed in Note 1 of the Company's 2020 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. As of June 30, 2021, NMRD’s renewable energy capacity in operation was 135.1 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the six months ended June 30, 2021 and 2020, PNMR Development made cash contributions of zero and $18.3 million to NMRD to be used primarily for its construction activities. In February 2021, NMRD paid PNMR Development a dividend of $3.0 million of which, $2.4 million represented PNMR Development's cumulative equity in earnings of NMRD as of March 31, 2021 and is presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021. The portion of the dividend in excess of PNMR Development's cumulative equity in earnings of NMRD amounting to $0.6 million is presented as cash flows from investing activities.

PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Operating revenues	$3,885	$2,641	$6,635	$4,308
Operating expenses	2,416	1,472	4,938	3,052
Net earnings	$1,469	$1,169	$1,697	$1,256

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	June 30,	December 31,
	2021	2020
	(In thousands)
Current assets	$7,781	$8,046
Net property, plant, and equipment	169,132	172,585
Non-current assets	1,503	1,900
Total assets	178,416	182,531
Current liabilities	1,022	841
Non-current liabilities	387	380
Owners’ equity	$177,007	$181,310

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

In other circumstances, an entity may perform a quantitative analysis to reach the conclusion regarding impairment with respect to a reporting unit. An entity may choose to perform a quantitative analysis without performing a qualitative analysis and may perform a qualitative analysis for certain reporting units, but a quantitative analysis for others. The first step of the quantitative impairment test requires an entity to compare the fair value of the reporting unit with its carrying value, including goodwill. If, as a result of this analysis, the entity concludes there is an indication of impairment in a reporting unit having goodwill, the entity is required to perform the second step of the impairment analysis, determining the amount of goodwill impairment to be recorded. The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount. This exercise would require the entity to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit. Any remaining fair value would be the implied fair value of goodwill on the testing date. To the extent the recorded amount of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss would be reflected in results of operations.

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

For its annual evaluations performed as of April 1, 2021, PNMR performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company's expectations of future financial performance since the April 1, 2020 qualitative analysis for PNM and the quantitative analysis for TNMP. This analysis considered Company specific events such as the Merger, potential impacts of legal and regulatory matters discussed in Note 11 and Note 12, including potential outcomes in PNM’s Four Corners Abandonment Application, and other potential impacts of changes in PNM’s resource needs based on PNM’s 2020 IRP. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2021 carrying values of PNM and TNMP exceeded their fair value. Since the April 1, 2021 annual evaluation, there have been no events, including the Merger (Note 18), or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

(18)     Merger

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

The proposed Merger has been unanimously approved by the Boards of Directors of PNMR, Avangrid and Merger Sub and approved by PNMR shareholders at the Special Meeting of Shareholders held on February 12, 2021. On January 20, 2021, the FTC notified PNMR and Avangrid that early termination of the waiting period under the HSR Act in connection with the Merger was granted. CFIUS completed its review of the Merger on February 2, 2021, and has concluded that there are no unresolved national security concerns with respect to the Merger. On March 10, 2021, PNMR and Avangrid received FCC approval of the transfer of operating licenses related to the Merger. If the Merger is not completed within 180 days of March 10, 2021, then extension of FCC approval will be required. On April 20, 2021, FERC issued an order authorizing the Merger. On May 6, 2021, the PUCT issued an order authorizing the Merger, and on May 25, 2021, the NRC approved the Merger. Consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the absence of any material adverse effect on PNMR, the receipt of required regulatory approval from the NMPRC, and the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made. The agreement related to the divestiture has been entered into and related filings have been made with the NMPRC. The Merger is currently expected to close in the second half of 2021.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 20, 2021, the Joint Applicants, the NMAG, WRA, the International Brotherhood of Electrical Workers Local 611, Dine, Nava Education Project, the San Juan Citizens Alliance and To Nizhoni Ani, entered into a stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. Subsequently, CCAE, Onward Energy, Walmart, Interwest Energy Alliance, M-S-R Power and the Incorporated County of Los Alamos have joined an amended stipulation. On May 28, 2021, the NMPRC held a procedural conference and set August 11 - 20, 2021 as the dates for evidentiary hearings on the amended stipulation.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 804,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

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

The proposed Merger has been unanimously approved by the Boards of Directors of PNMR, Avangrid and Merger Sub and approved by PNMR shareholders at the Special Meeting of Shareholders held on February 12, 2021. On January 20, 2021, the FTC notified PNMR and Avangrid that early termination of the waiting period under the HSR Act in connection with the Merger was granted. CFIUS completed its review of the Merger on February 2, 2021, and has concluded that there are no unresolved national security concerns with respect to the Merger. On March 10, 2021, PNMR and Avangrid received FCC approval of the transfer of operating licenses related to the Merger. If the Merger is not completed within 180 days of March 10, 2021, then extension of FCC approval will be required. On April 20, 2021, FERC issued an order authorizing the Merger. On May 6, 2021 the PUCT issued an order authorizing the Merger and on May 25, 2021 the NRC approved the Merger. Consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the absence of any material adverse effect on PNMR, the receipt of required regulatory approval from the NMPRC, and the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made. The agreement relating to the divestiture of Four Corners has been entered into and related filings have been made with the NMPRC. The Merger is currently expected to close in the second half of 2021.

On April 20, 2021, the Joint Applicants, the NMAG, WRA, the International Brotherhood of Electrical Workers Local 611, Dine, Nava Education Project, the San Juan Citizens Alliance and To Nizhoni Ani, entered into a stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. Subsequently, CCAE, Onward Energy, Walmart, Interwest Energy Alliance, M-S-R Power and the Incorporated County of Los Alamos have joined an amended stipulation. On May 28, 2021, the NMPRC held a procedural conference and set August 11 - 20, 2021 as the dates for evidentiary hearings on the amended stipulation.

EIM

On April 1, 2021, PNM joined and began participating in the EIM. The EIM is a real-time wholesale energy trading market operated by the California Independent System Operator (CAISO) that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. PNM completed a cost-benefit analysis, which indicated participation in the EIM would provide substantial benefits to retail customers. In 2018, PNM filed an application with the NMPRC requesting, among other things, to recover initial capital investments and authorization to establish a regulatory asset to recover other expenses that would be incurred in order to join the EIM. The NMPRC approved the establishment of a regulatory asset but deferred certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing.

Texas Winter Storm

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. TNMP has deferred bad debt expense from defaulting REPs to a regulatory asset totaling $1.0 million at June 30, 2021, and will seek recovery in a general rate case. At this time, the Company does not expect significant financial impacts related to this event.

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

2020 Decoupling Petition – On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. If approved, customer bills would not be impacted until January 1, 2022. On October 2, 2020, PNM requested an order to vacate the public hearing and stay the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the hearing examiner approved PNM's request to stay the proceeding and vacate the public hearing and on October 30, 2020 PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On March 17, 2021, the NMPRC issued an order granting PNM's petition for declaratory order which commences a proceeding to address petitions. Oral arguments were made on July 15, 2021. See Note 12. PNM cannot predict the outcome of this matter.

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

Advanced Metering – Currently, TNMP has more than 262,000 advanced meters across its service territory. Beginning in 2019, the majority of costs associated with TNMP’s AMS program are being recovered through base rates. On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018, and approve appropriate carrying charges until full collection. On October 2, 2020, TNMP filed an application with the PUCT for authorization to implement necessary technological upgrades of approximately $46 million to its AMS program by November 2022. On January 14, 2021, the PUCT approved TNMP's application. TNMP will seek recovery of the investment associated with the upgrade in a future general rate proceeding or distribution cost recovery factor filing.

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

On April 5, 2021, TNMP filed its 2021 DCOS that requested an increase in annual distribution revenues of $14.0 million. TNMP requested a procedural schedule that would result in rates being effective in September 2021. On July 1, 2021, TNMP reached a unanimous settlement agreement with parties that would authorize TNMP to collect an increase in annual distribution revenues of $13.5 million beginning in September 2021. See Note 12.

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

On March 12, 2021, PNM filed four unexecuted TSAs with FERC totaling 145 MW with Leeward Energy. The unexecuted TSAs provide long-term firm, point-to-point transmission service on PNM’s transmission system. The unexecuted TSAs are based on the pro-forma transmission service agreements with certain non-conforming provisions under Attachment A of PNM’s OATT and include PNM’s OATT rate. PNM filed the unexecuted TSAs at the request of Leeward because the parties were unable to reach an agreement on the terms and conditions for transmission service. On May 11, 2021 FERC issued an order accepting PNM's four unexecuted TSAs based on PNM's proposed pricing scheme included in its OATT rate. On June 10, 2021, Pattern and Leeward both filed a request for rehearing of the FERC Order. See Note 12.

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

Safe, Reliable, and Affordable Power

Safety is the first priority of our business and a core value of the Company. PNMR utilizes a Safety Management System to provide clear direction, objectives and targets for managing safety performance and minimizing risks and empowers employees to "Be the Reason Everyone Goes Home Safe".

PNMR measures reliability and benchmark performance of PNM and TNMP against other utilities using industry-standard metrics, including System Average Interruption Duration Index ("SAIDI") and System Average Interruption Frequency Index ("SAIFI"). PNM's and TNMP's investment plans include projects designed to support reliability and reduce the amount of time customers are without power.

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

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico ranks third in the Nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks third in the Nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. As of June 30, 2021, NMRD’s renewable energy capacity in operation was 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Facebook data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. In addition, PNM's February 8, 2021 application with the NMPRC for approval to service the Facebook data center includes construction of a 50 MW solar facility owned by NMRD, which is expected to be operational in 2023. See Note 12. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

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

In February 2020, the hearing examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of the separate replacement resources proceeding, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The hearing examiners recommended, among other things, that PNM be authorized to abandon SJGS by June 30, 2022, to issue Securitized Bonds of up to $361 million, and to establish the Energy Transition Charge. The hearing examiners recommended an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the hearing examiners recommended PNM be granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, and economic development funds. On April 1, 2020, the NMPRC unanimously approved the hearing examiners' recommended decisions regarding the abandonment of SJGS and the Securitized Bonds.

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

The Community Solar Act

On June 18, 2021, Senate Bill 84, known as the Community Solar Act, became effective. The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar (applicable until November 2024) facilities and allocating proportionally to the New Mexico electric investor owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021, to adopt rules to establish a community solar program no later than April 1, 2022. See Note 12.

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

Renewable Energy

PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as solar, wind and geothermal energy purchased under PPAs. As of June 30, 2021, PNM has 158 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 180.2 MW at June 30, 2021. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 200 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM's 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind II that began in June 2021. The NMPRC's approved portfolio to replace the planned retirement of SJGS will result in PNM executing solar PPAs of 650 MW combined with 300 MW of battery storage facilities. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements.

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

In March 2020, the NMPRC approved the PNM Solar Direct program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program. The costs of the program would be recovered directly from subscribing customers through a rate rider, including the costs to procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. These facilities are expected to be placed in commercial operation in October 2021.

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

Another important outreach program is tailored for low-income customers and includes the PNM Good Neighbor Fund to provide customer assistance with their electric utility bills. COVID-19 has increased the needs of these customers along with customers who may not otherwise need to seek assistance. In addition to the suspension of customer disconnections and expansion of customer payment plans, PNM responded with increased communications through media outlets and customer outreach to connect customers with nonprofit community service providers offering financial assistance, food, clothing, medical programs, and services for seniors. As a result of these communication efforts, 3,487 families in need received emergency assistance through the PNM Good Neighbor Fund during 2020.

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

Volunteerism is also an important facet of employee culture, keeping our communities safer, stronger, smarter and more vibrant. In 2020, PNM and TNMP employees and retirees contributed over 6,200 virtual and in-person volunteer hours serving local communities by supporting at least 250 organizations. Volunteers also participate in a company-wide annual Day of Service at nonprofits across New Mexico and Texas along with participation on a variety of nonprofit boards and independent volunteer activities throughout the year.

In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides more than $1 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop business, develop and implement environmental programs, and provide educational opportunities. Beginning in 2020, the PNM Resources Foundation is funding grants with a three-year focus on decreasing homelessness, increasing access to affordable housing, reducing carbon emissions, and community safety with an emphasis on COVID-19 programs. As part of this emphasis, $0.5 million has been awarded to nonprofits in New Mexico to assist with work being done on the front lines of the pandemic for community safety, with a focus on helping senior citizens and people currently experiencing homelessness during the shelter-in-place directives. In 2020, the PNM Resources Foundation expanded its matching donation program to offer 2-to-1 matching on employee donations made to social justice nonprofits and increased the annual amount of matching donations available to each of its employees. PNM Resources Foundation awarded $0.3 million of additional grants to non-profits supporting TNMP communities following the winter storm in February 2021.

Economic Factors

PNM – In the three and six months ended June 30, 2021, PNM experienced an increase of 1.9% and a decrease of 0.1% in weather normalized retail load compared to 2020, reflecting signs of recovery from New Mexico state restrictions related to COVID-19.

TNMP – In the three and six months ended June 30, 2021, TNMP experienced a decrease in volumetric weather normalized retail load of 2.9% and 0.2% compared to 2020. Weather normalized demand-based load, excluding retail transmission customers increased 4.3% and 2.1% in the three and six months ended June 30, 2021 compared to 2020. TNMP has experienced increased demand based load offset by decreases in its volumetric weather normalized retail load as Texas recovers from state restriction related to COVID-19.

Although the Company has begun to experience signs of recovery from state restrictions related to COVID-19, it is unable to determine the duration or final impacts from COVID-19 as discussed in more detail in Item 1A Risk Factors of the 2020 Annual Report on Form 10-K. The Company has not experienced, nor does it expect significant negative impacts to customer usage at PNM and TNMP resulting from the economic impacts of COVID-19. However, if current economic conditions worsen, the Company may be required to implement additional measures such as reducing or delaying operating and maintenance expenses and planned capital expenditures.
Results of Operations

Net earnings attributable to PNMR were $71.3 million, or $0.83 per diluted share in the six months ended June 30, 2021 compared to $42.2 million, or $0.53 per diluted share, in 2020. Among other things, earnings in the six months ended June 30, 2021, benefited from higher weather normalized retail load at PNM, higher demand based load at TNMP, colder weather at PNM and TNMP, higher transmission rates at PNM and TNMP, higher distribution rates at TNMP, lower surface mine reclamation expense and lower accretion expense at PNM, lower interest expense at PNM, improved performance on PNM's NDT investment securities and higher equity AFUDC at PNM and TNMP. These increases were partially offset by higher operational and maintenance expense, including higher plant maintenance and administrative costs at PNM, higher employee related, outside service and vegetation management expense at PNM and TNMP, increased depreciation at PNM and TNMP and higher property taxes at TNMP due to increased plant in service, and higher interest charges at TNMP. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that currently expire in October 2023. Both facilities provide for short-term borrowings and letters of credit and can be extended through October 2024, subject to approval by a majority of the lenders. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico that expires in December 2022, and TNMP has a $75.0 million revolving credit facility, which expires in September 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. Total availability for PNMR on a consolidated basis was $715.2 million at July 23, 2021. Total availability at PNMR, on a consolidated basis, does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $4.6 billion for 2021 - 2025, including amounts expended through June 30, 2021. The construction expenditures include estimated amounts for an anticipated expansion of PNM’s transmission system, including the planned purchase of the Western Spirit Line, and expenditures for PNM’s Wired for the Future capital initiative.

To fund capital spending requirements to meet growth that balances earnings goals, credits metrics and liquidity needs, the Company has entered into new financing arrangements in 2021. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

See discussion of the NMPRC's April 1, 2020 approval of PNM's request to issue approximately $361 million of Securitized Bonds upon the retirement of SJGS in 2022, and the related appeal of that order to the NM Supreme Court in Note 12.

After considering the effects of these financings and the Company's short-term liquidity position as of July 23, 2021, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $344.7 million through July 2022. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2021-2025 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$53.7	$57.5	$(3.8)	$71.3	$42.2	$29.1
Average diluted common and common equivalent shares	86.1	79.9	6.2	86.1	80.0	6.1
Net earnings attributable to PNMR per diluted share	$0.62	$0.72	$(0.09)	$0.83	$0.53	$0.30

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
	(In millions)
PNM	$(4.1)	$30.4
TNMP	(0.5)	1.1
Corporate and Other	0.9	(2.5)
Net change	$(3.8)	$29.1

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

The following table summarizes the operating results for PNM:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In millions)
Electric operating revenues	$323.9	$260.8	$63.1	$595.2	$508.9	$86.3
Cost of energy	123.8	67.9	55.9	212.7	142.4	70.3
Utility margin	200.2	192.9	7.3	382.5	366.5	16.0
Operating expenses	105.9	101.6	4.3	213.3	200.1	13.2
Depreciation and amortization	42.5	41.8	0.7	84.4	83.2	1.2
Operating income	51.8	49.6	2.2	84.8	83.2	1.6
Other income (deductions)	14.5	24.1	(9.6)	19.4	(6.4)	25.8
Interest charges	(13.0)	(19.2)	6.2	(25.9)	(36.8)	10.9
Segment earnings before income taxes	53.2	54.5	(1.3)	78.2	40.0	38.2
Income (taxes)	(7.8)	(4.9)	(2.9)	(10.7)	(2.5)	(8.1)
Valencia non-controlling interest	(3.9)	(3.9)	—	(7.4)	(7.7)	0.3
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings	$41.4	$45.5	$(4.1)	$59.9	$29.5	$30.4

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2021	2020	Change	2021	2020	Change
	(Gigawatt hours, except customers)
Residential	754.0	809.0	(6.8)%	1,582.2	1,577.3	0.3%
Commercial	901.2	813.5	10.8	1,653.7	1,652.2	0.1
Industrial	396.0	337.3	17.4	776.0	671.6	15.5
Public authority	57.3	59.7	(4.0)	104.7	108.2	(3.2)
Economy energy service (1)	113.1	94.7	19.4	242.1	261.2	(7.3)
Other sales for resale	1,619.5	654.9	147.3	2,365.8	1,260.1	87.7
	3,841.1	2,769.1	38.7%	6,724.5	5,530.6	21.6%
Average retail customers (thousands)	540.0	534.4	1.0%	539.4	533.7	1.1%

(1) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

Operating Results – Three Months Ended June 30, 2021 compared to 2020

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2021
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized KWh sales increased 11.5% for commercial customers partially offset by decreased sales to residential customers of 6.6%	$1.8
Weather – Milder weather in 2021; cooling degree days were 8.0% lower in 2021	(0.6)
Transmission – Higher revenues under formula transmission rates, the addition of a new customer, and higher volumes	3.5
Rate riders – Includes renewable energy, fuel clause, and energy efficiency riders which are offset in operating expense	0.6
Coal mine reclamation – Lower expense on surface mine reclamation in 2021 and the 2020 remeasurement of PNM’s obligation for Four Corners and SJGS coal mine reclamation (Note 11)	1.9
Other	0.1
Net Change	$7.3

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2021
Change
Operating expenses:	(In millions)

Higher plant maintenance and administrative costs at gas fired plants and PVNGS, partially offset by lower costs at SJGS and Four Corners	$1.4
Lower property taxes due to a favorable settlement of property values, partially offset by increases in utility plant in service	(1.0)
Higher employee related, outside services, and vegetation management expenses	2.5
Higher energy efficiency and renewable rider expenses, partially offset in utility margin	1.3
Other	0.1
Net Change	$4.3

Depreciation and amortization:

Increased utility plant in service	$1.8
Lower accretion expense for PVNGS plant decommissioning ARO resulting from 2020 study	(1.1)
Net Change	$0.7

Other income (deductions):

Decreased performance on investment securities in the NDT partially offset by increased performance in the coal mine reclamation trusts	$(7.9)
Higher equity AFUDC	0.8
Higher trust expenses, partially offset by higher interest income related to investment securities in the NDT and coal mine reclamation trusts	(1.8)
Higher charitable donations in 2021	(0.4)
Other	(0.3)
Net Change	$(9.6)

Three Months Ended June 30, 2021
Change
Interest charges:	(In millions)

Lower interest on term loans	$1.2
Higher debt AFUDC resulting from FERC audit in 2020	1.9
Issuance of $200.0 million of SUNs in April 2020	(0.6)
Lower interest on PCRBs remarketed in 2020	3.9
Other	(0.2)
Net Change	$6.2

Income (taxes) benefits:

Lower segment earnings before income taxes	$0.3
Changes in the anticipated effective tax rate, including amortization of excess deferred income taxes (Note 14)	(4.0)
Other	0.8
Net Change	$(2.9)

Operating Results – Six Months Ended June 30, 2021 compared to 2020

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2021
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized KWh sales increased 0.8% for commercial customers and increased 0.2% for residential customers	$1.7
Weather – Colder weather in the first quarter was partially offset by milder weather in the second quarter	0.9
Leap Year – Decrease in revenue due to additional day in 2020	(1.8)
Transmission – Higher revenues under formula transmission rates, the addition of a new customer, and higher volumes	6.2
Rate riders – Includes renewable energy, fuel clause, and energy efficiency riders which are partially offset in operating expense	4.9
Coal mine decommissioning - Lower expense on surface mine reclamation in 2021 and 2020 remeasurement of PNM's obligation for Four Corners and SJGS coal mine reclamation (Note 11)	3.7
Other	0.4
Net Change	$16.0

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2021
Change
Operating expenses:	(In millions)

Higher plant maintenance and administrative costs at SJGS, Four Corners, and gas-fired plants, partially offset by lower costs at PVNGS	$4.1
Lower property taxes due to a favorable settlement of property values, partially offset by increases in utility plant in service	(0.6)
Higher employee related, outside services, and vegetation management expenses	6.5
Higher energy efficiency and renewable rider expenses offset in utility margin	2.5
Other	0.7
Net Change	$13.2

Six Months Ended June 30, 2021
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$3.4
Lower accretion expense for PVNGS plant decommissioning ARO resulting from 2020 study	(2.2)
Net Change	$1.2

Other income (deductions):

Increased performance on investment securities in the NDT partially offset by decreased performance in the coal mine reclamation trusts	$25.9
Higher equity AFUDC	1.9
Higher trust expenses partially offset by higher interest income related to investment securities in the NDT and coal mine reclamation trusts	(1.7)
Higher charitable donations in 2021	(0.4)
Other	0.1
Net Change	$25.8

Interest charges:

Lower interest on term loans	$2.8
Issuance of $200.0 million of SUNs in April 2020	(2.3)
Higher debt AFUDC resulting from FERC audit in 2020	1.9
Lower interest on PCRBs remarketed in 2020	8.2
Other	0.3
Net Change	$10.9

Income (taxes) benefits:

Higher segment earnings before income taxes	$(9.8)
Changes in the anticipated effective tax rate, including amortization of excess deferred income taxes (Note 14)	0.5
Other	1.2
Net Change	$(8.1)

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

The following table summarizes the operating results for TNMP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In millions)
Electric operating revenues	$102.6	$96.9	$5.7	$196.1	$182.4	$13.7
Cost of energy	28.9	26.0	2.9	55.4	50.2	5.2
Utility margin	73.7	70.9	2.8	140.7	132.2	8.5
Operating expenses	26.5	25.3	1.2	54.3	50.5	3.8
Depreciation and amortization	22.5	22.4	0.1	44.7	44.2	0.5
Operating income	24.7	23.2	1.5	41.7	37.5	4.2
Other income (deductions)	1.0	2.0	(1.0)	2.1	2.5	(0.4)
Interest charges	(8.3)	(7.4)	(0.9)	(16.8)	(14.5)	(2.3)
Segment earnings before income taxes	17.5	17.8	(0.3)	27.1	25.5	1.6
Income (taxes)	(1.8)	(1.6)	(0.2)	(2.7)	(2.2)	(0.5)
Segment earnings	$15.7	$16.2	$(0.5)	$24.4	$23.3	$1.1

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2021	2020	Change	2021	2020	Change
Volumetric load (1) (GWh)	739.5	789.1	(6.3)%	1,415.5	1,395.7	1.4%
Demand-based load (2) (MW)	5,309.7	4,902.1	8.3%	10,426.5	9,786.0	6.5%
Average retail consumers (thousands) (3)	263.2	258.3	1.9%	262.4	257.7	1.8%

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

Operating Results – Three Months Ended June 30, 2021 compared to 2020

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2021
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in October 2020 and March 2021 partially offset by lower wholesale transmission demand-based sales	$3.4
Distribution rate relief – Distribution cost of service rate established in September 2020	3.4
Volumetric-based consumer usage/load – Weather normalized KWh sales decreased 2.9%; the number of volumetric consumers increased 2.2%	(0.6)
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 4.3%	0.6
Weather – Milder weather in 2021; cooling degree days were 8.1% lower in 2021	(0.7)
Rate Riders – Impacts of rate riders, including the CTC surcharge which ended in August 2020, energy efficiency rider, rate case expense rider, and transmission cost recovery factor, which are partially offset in operating expense and depreciation and amortization	(3.1)
Other	(0.2)
Net Change	$2.8

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2021
Change
Operating expenses:	(In millions)

Higher employee related, outside services, and vegetation management expenses	$1.6
Higher property taxes due to increased utility plant in service	0.3
Higher capitalization of administrative and general and other expenses due to higher construction expenditures	(0.7)
Lower energy efficiency costs and amortization of rate expenses offset in utility margin	(0.1)
Other	0.1
Net Change	$1.2

Depreciation and amortization:

Increased utility plant in service	$2.5
Decreased amortization of CTC offset in utility margin	(2.4)
Net Change	$0.1

Other income (deductions):

Lower equity AFUDC	$(0.2)
Lower CIAC	(0.7)
Other	(0.1)
Net Change	$(1.0)

Interest charges:

Issuance of $185.0 million first mortgage bonds in 2020	$(0.8)
Other	(0.1)
Net Change	$(0.9)

Income (taxes) benefits:

Lower segment earnings before income taxes	$0.1
Amortization of excess deferred federal income taxes (Note 14)	(0.3)
Net Change	$(0.2)

Operating Results – Six Months Ended June 30, 2021 compared to 2020

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2021
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2020, October 2020, and March 2021 partially offset by lower wholesale transmission demand-based sales	$6.5
Distribution rate relief – Distribution cost of service rate established in September 2020	6.7
Volumetric-based consumer usage/load – Weather normalized KWh sales decreased 0.2% in addition to the leap-year impact; the number of volumetric consumers increased 2.1%	(0.3)
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 2.1%	0.4
Weather – Colder weather in the first quarter was partially offset by milder weather in the second quarter	1.0
Rate Riders and other – Impacts of rate riders, including the CTC surcharge which ended in August 2020, energy efficiency rider, rate case expense rider, and transmission cost recovery factor, which are partially offset in operating expense and depreciation and amortization	(5.8)
Net Change	$8.5

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2021
Change
Operating expenses:	(In millions)

Higher employee related, outside services, and vegetation management expenses	$3.6
Higher property taxes due to increased utility plant in service	1.0
Higher capitalization of administrative and general and other expenses due to higher construction expenditures	(1.3)
Higher energy efficiency costs and amortization of rate expenses offset in utility margin	0.2
Other	0.3
Net Change	$3.8

Depreciation and amortization:

Increased utility plant in service	$5.0
Decreased amortization of CTC offset in utility margin	(4.6)
Other	0.1
Net Change	$0.5

Other income (deductions):

Higher equity AFUDC	$0.2
Lower CIAC	(0.5)
Other	(0.1)
Net Change	$(0.4)

Six Months Ended June 30, 2021
Change
Interest charges:	(In millions)

Issuance of $185.0 million first mortgage bonds in 2020	$(2.3)
Net Change	$(2.3)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(0.3)
Amortization of excess federal deferred income taxes (Note 14)	(0.2)
Net Change	$(0.5)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(3.5)	(4.3)	0.8	(2.3)	(9.8)	7.5
Depreciation and amortization	5.8	5.9	(0.1)	11.5	11.6	(0.1)
Operating income (loss)	(2.3)	(1.6)	(0.7)	(9.2)	(1.8)	(7.4)
Other income (deductions)	0.4	(0.3)	0.7	—	(0.9)	0.9
Interest charges	(2.8)	(4.5)	1.7	(7.3)	(10.2)	2.9
Segment earnings (loss) before income taxes	(4.7)	(6.4)	1.7	(16.5)	(12.9)	(3.6)
Income (taxes) benefit	1.4	2.2	(0.8)	3.5	2.4	1.1
Segment earnings (loss)	$(3.3)	$(4.2)	$0.9	$(13.0)	$(10.5)	$(2.5)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three and six months ended June 30, 2021 include an increase of $0.5 million and $7.1 million of costs related to the Merger that were not allocated to PNM or TNMP.

Operating Results – Three Months Ended June 30, 2021 compared to 2020
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2021
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.2
Decrease in donations and other contributions	0.4
Other	0.1
Net Change	$0.7

Interest charges:

Lower interest on short-term borrowings	$0.1
Repayment of PNMR 2018 SUNs	2.6
Higher interest on term loans	(1.0)
Net Change	$1.7

Three Months Ended June 30, 2021
Change
Income (taxes) benefits:	(In millions)

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$(0.2)
Lower segment loss before income taxes	(0.5)
Non-deductible merger related costs	(0.2)
Other	0.1
Net Change	$(0.8)

Operating Results – Six Months Ended June 30, 2021 compared to 2020
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2021
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.2
Decrease in donations and other contributions	0.6
Other	0.1
Net Change	$0.9

Interest charges:

Higher interest on term loans	$(1.5)
Lower interest on short-term borrowings	1.1
Repayment of PNMR 2018 SUN	3.3
Net Change	$2.9

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$1.0
Higher segment loss before income taxes	0.9
Non-deductible merger related costs	(0.7)
Other	(0.1)
Net Change	$1.1

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2021 compared to June 30, 2020 are summarized as follows:

	Six Months Ended June 30,
	2021	2020	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$174.6	$165.8	$8.8
Investing activities	(338.4)	(367.2)	28.8
Financing activities	134.4	200.4	(66.0)
Net change in cash and cash equivalents	$(29.5)	$(1.0)	$(28.5)

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

Cash Flows from Investing Activities

The changes in PNMR’s cash flows used in investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities include purchases and sales of investment securities in the NDT and coal mine reclamation trusts as well as activity related to NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Six Months Ended June 30,
	2021	2020	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(43.4)	$(33.5)	$(9.9)
Transmission and distribution	(108.2)	(136.2)	28.0
Nuclear fuel	(9.8)	(13.6)	3.8
	(161.4)	(183.3)	21.9
TNMP:
Transmission	(76.8)	(81.3)	4.5
Distribution	(85.2)	(66.7)	(18.5)
	(162.0)	(148.0)	(14.0)
Corporate and Other:
Computer hardware and software	(11.6)	(12.5)	0.9
Total cash (outflows) for additions to utility plant	$(335.0)	$(343.8)	$8.8

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$363.3	$354.6	$8.7
Purchases of investment securities	(367.3)	(359.8)	(7.5)
Investments in NMRD	—	(18.2)	18.2
Distributions from NMRD	0.6	—	0.6
Other, net	—	—	—
Total cash (outflows) from investing activities	$(338.4)	$(367.2)	$28.8

Cash Flows from Financing Activities

The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings increased $59.5 million in 2021 compared to an increase of $67.4 million in 2020, resulting in a net decrease in cash flows from financing activities of $7.9 million
•In 2021, PNMR borrowed the remaining $220.0 million under the 2020 Delayed-Draw Term Loan and repaid $300.0 million SUNs
•In 2021, PNMR borrowed $850.0 million under the PNMR 2021 Delayed-Draw Term Loan and repaid the $150.0 million PNMR 2019 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, the $150.0 million PNMR 2020 Term Loan, $92.1 million in borrowings under the PNMR Revolving Credit Facility, $40.0 million in borrowings under the PNMR Development Revolving Credit Facility, and the $65.0 million PNMR Development Term Loan
•In 2021, PNM entered into a $75.0 million term loan and used the funds to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes

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

Each of the Company’s revolving credit facilities and term loans contain a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR agreements, this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities and term loans generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. The Company is in compliance with its debt covenants.

On July 14, 2021, TNMP entered the TNMP 2021 Bond Purchase Agreement with institutional investors for the sale of $65.0 million aggregate principal amount of the TNMP 2021 Bonds offered in private placement transactions. On August 16, 2021, TNMP will issue all $65.0 million of the TNMP 2021 Bonds at 2.44% with a maturity of August 15, 2035 and will use the proceeds to repay existing debt and for other corporate purposes. The issuance of the TNMP 2021 Bonds is subject to the satisfaction of customary conditions, including continuing compliance with the representations, warranties and covenants of the TNMP 2021 Bond Purchase Agreement. The TNMP 2021 Bonds will be subject to continuing compliance with the representations, warranties and covenants to be set forth in the supplemental indenture governing the TNMP 2021 Bonds. The terms of the supplemental indenture governing the TNMP 2021 Bonds will include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2021 Bonds at par. However, the definition of change of control in the supplemental indenture governing the TNMP 2021 Bonds will not be triggered by the closing of the Merger thus TNMP will not be required to offer to prepay the TNMP 2021 Bonds at par following the close of the Merger. TNMP has the right to redeem any or all of the TNMP 2021 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

On July 14, 2021, PNM entered into the PNM 2021 Note Purchase Agreement with institutional investors for the sale and issuance of $160.0 million aggregate principal amount of the PNM 2021 SUNs offered in private placement transactions. The PNM 2021 SUNs were issued on July 14, 2021. PNM issued $80.0 million of the PNM 2021 SUNs at 2.59%, due July 15, 2033, and another $80.0 million at 3.14%, due July 15, 2041. Proceeds from the PNM 2021 SUNs were used to repay the total amount of $160.0 million of PNM's 5.35% SUNs, at par, earlier than their scheduled maturity of October 1, 2021 without penalty. The PNM 2021 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM 2021 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM 2021 Note Purchase Agreement, are not triggered by the close of the Merger. PNM has the right to redeem any or all of the PNM 2021 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On June 18, 2021, PNM entered into the PNM 2021 Term Loan between PNM and Bank of America, N.A., as lender for $75.0 million. The PNM 2021 Term Loan was used to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes. The PNM 2021 Term Loan bears interest at a variable rate, which was 0.91% at June 30, 2021 and matures on December 18, 2022.

On May 18, 2021, PNMR entered into the PNMR 2021 Delayed-Draw Term Loan, among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. Initially PNMR drew $850.0 million to repay and terminate existing indebtedness including the $150.0 million PNMR 2019 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, the $150.0 million PNMR 2020 Term Loan, $92.1 million in borrowings under the PNMR Revolving Credit Facility, the $65.0 million PNMR Development Term Loan, and $40.0 million in borrowings under the PNMR Development Revolving Credit Facility, which was then terminated. Draws on the PNMR 2021 Delayed-Draw Term Loan bear interest at a variable rate, which was 0.93% at June 30, 2021, and mature on May 18, 2023.

The PNMR 2021 Delayed-Draw Term Loan provides that substantially concurrently with the consummation of the transactions set forth in the Merger Agreement, PNMR will assign to Avangrid all of its rights, duties, obligations and liabilities under the PNMR 2021 Delayed-Draw Term Loan and Avangrid will assume from PNMR, as its direct and primary obligation, the payment and performance of all of the duties, liabilities and obligations of PNMR under the PNMR 2021 Delayed-Draw Term Loan pursuant to an amendment and restatement of the PNMR 2021 Delayed-Draw Term Loan in the form of an amended and restated credit agreement attached to the PNMR 2021 Delayed-Draw Term Loan.

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.25% SUNs (the “PNMR 2018 SUNs”), which were set to mature on March 9, 2021. On December 22, 2020, PNMR entered into the $300.0 million PNMR 2020 Delayed-Draw Term Loan that would have matured in January 2022 and drew $80.0 million to refinance existing indebtedness and for other corporate purposes. On March 9, 2021, PNMR utilized the remaining $220.0 million of capacity under the PNMR 2020 Delayed-Draw Term Loan to repay an equivalent amount of the PNMR 2018 SUNs. The remaining $80.0 million repayment of the PNMR 2018 SUNs was funded through borrowings under the PNMR Revolving Credit Facility.

In August 2020, PNMR entered into the WFB LOC Facility aggregating $30.3 million that was issued to facilitate the posting of reclamation bonds currently held by WSJ LLC (who assumed all the obligations of SJCC post-bankruptcy). The reclamation bonds were required to be posted in connection with permits relating to the operation of the San Juan mine. See Note 11.

On October 20, 2020, the execution of the Merger Agreement constituted a “Change of Control” under certain PNMR, TNMP, and PNMR Development debt agreements. Under each of the specified debt agreements, a “Change of Control” constitutes an “Event of Default,” pursuant to which the lender parties thereto had the right to accelerate the indebtedness under the debt agreements. The definition of Change of Control under the PNM debt agreements and PNM note purchase agreements was not triggered by the execution of the Merger Agreement.

On October 26, 2020, PNMR, TNMP and PNMR Development entered into amendment agreements with the lender parties thereto to amend the definition of "Change of Control" such that the entry into the Merger Agreement would not constitute a Change of Control and to waive the Event of Default arising from entry into the Merger Agreement. The amended Change of Control definition under certain TNMP debt agreements will, however, be triggered again upon the closing of the merger transaction. Prior to the closing of the Merger, the Company intends to coordinate with the lenders and Avangrid to either amend the definition of Change of Control permitting Avangrid ownership of the Company; or to refinance or enter into new debt agreements that would include Avangrid as owners of the Company. The Change of Control provisions in the PNM debt agreements, PNM note purchase agreements, and TNMP 2021 Bond Purchase Agreement are not triggered by the close of the Merger.

The documents governing TNMP's aggregate $750.0 million of outstanding 2014 to 2020 First Mortgage Bonds ("TNMP FMBs") obligated TNMP to offer, within 30 business days following the signing of the Merger Agreement, to prepay all $750.0 million outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. TNMP made such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs, and none of the holders of the TNMP FMBs accepted TNMP’s offer. The documents governing the 2014 to 2020 TNMP FMBs require TNMP to make another offer, within 30 business days of closing of the Merger, to prepay all $750.0 million outstanding TNMP FMBs at par. TNMP will make such offer to prepay all $750.0 million outstanding TNMP FMBs in accordance with the terms of the TNMP FMBs; however, holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay. As discussed above, the supplemental indenture that will govern the TNMP 2021 Bonds will exclude the Merger from the definition of Change of Control.

The TNMP 2021 Bonds are not registered under the Securities Act and may not be offered or sold in the United States absent registration or applicable exemption from registration requirements and applicable state laws. The information in this Quarterly Report on Form 10-Q is for informational purposes only and is neither an offer to purchase, nor a solicitation of an offer to sell, subscribe for or buy any securities in any jurisdiction pursuant to the proposed transactions or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. Similar to the offer to prepay made after signing the Merger Agreement, the post-Merger closing offer to prepay the TNMP FMBs will be made only pursuant to an offer to prepay, which will set forth the terms and conditions of the offer to prepay.

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates on three separate tranches, each of $50.0 million, of its variable rate debt. The hedging agreements effectively fix interest rates on the aggregate $150.0 million of short-term debt at rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, and are subject to changes if there is a change in PNMR’s credit rating. On March 23, 2021, the 1.926% fixed interest rate hedge agreement expired according to its terms and the remaining agreements expired on May 23, 2021. See Note 9.

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

Projected capital requirements, including amounts expended through June 30, 2021, are:

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

During the six months ended June 30, 2021, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $146.0 million of PCRBs that must be repriced in October 2021 and an additional $104.5 million of PCRBs that must be repriced in June 2022. See Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$37.2	$—	$37.2
PNM 2017 New Mexico Credit Facility	—	10.0	—	10.0
TNMP Revolving Credit Facility	16.0	70.0	—	70.0
PNMR Revolving Credit Facility	42.4	134.5	10.2	134.5
PNMR Development Revolving Credit Facility	—	40.0	—	40.0

At June 30, 2021, the weighted average interest rates were 1.59% for the PNMR Revolving Credit Facility and 0.84% for the TNMP Revolving Credit Facility. There were no borrowings outstanding under the PNM Revolving Credit Facility or the PNM 2017 New Mexico Revolving Credit Facility at June 30, 2021.

The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 9. The Company anticipates that it may be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2021-2025 period. This could include new debt and/or equity issuances. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. However, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire or the cost of these facilities and debt issuances may increase. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.

As of July 23, 2021, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of July 23, 2021 is as follows:

	PNM	TNMP	PNMR Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$400.0	$75.0	$300.0	$775.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$815.0

Amounts outstanding as of July 23, 2021:
Revolving credit facility	$—	$56.5	$37.7	$94.2
PNM 2017 New Mexico Credit Facility	—	—	—	—
Letters of credit	2.2	—	3.4	5.6
Total short-term debt and letters of credit	2.2	56.5	41.1	99.8

Remaining availability as of July 23, 2021(1)	$437.8	$18.5	$258.9	$715.2
Invested cash as of July 23, 2021	$21.7	$—	$0.9	$22.6

(1) Availability for the PNM Revolving Credit Facility does not reflect a reduction of $100.3 million that PNM has reserved to provide liquidity support for the PNM Floating Rate PCRBs.

In addition to the above, PNMR has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of July 23, 2021, neither PNM, TNMP, nor PNMR Development had any intercompany borrowings from PNMR and PNMR had no intercompany borrowings from PNMR Development. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

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

	June 30, 2021	December 31, 2020
PNMR
PNMR common equity	37.7%	38.3%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	62.1	61.5
Total capitalization	100.0%	100.0%
PNM
PNM common equity	51.7%	51.4%
Preferred stock	0.3	0.3
Long-term debt	48.0	48.3
Total capitalization	100.0%	100.0%
TNMP
Common equity	51.4%	49.2%
Long-term debt	48.6	50.8
Total capitalization	100.0%	100.0%

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

As part of management’s continuing effort to monitor climate-related risks and assess opportunities, the Company has advanced its understanding of climate change by participating in the “2 Degree Scenario” planning by participating in the Electric Power Research Institute (“EPRI”) Understanding Climate Scenarios & Goal Setting Activities program. The program focused on characterizing and analyzing the relationship of individual electric utility company’s carbon emissions and global temperature goals. Activities include analyzing the scientific understanding of global emissions pathways that are consistent with limiting global warming and providing insight to assist companies in developing approaches to climate scenario planning. As PNM expands its sustainability efforts, EPRI’s program has also been useful in gaining a better understanding of the Task Force on Climate-Related Financial Disclosures’ (“TCFD”) recommendations for sustainability reporting. On November 19, 2019, TCFD announced the formation of the TCFD Advisory Group on Climate-Related Guidance. EPRI was invited to participate as one of seven members of the group that will provide guidance on implementing scenario analysis at the utility company level and to assist in understanding how climate-related issues affect business strategies.

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

As of June 30, 2021, approximately 56% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG. This reflects the retirement of SJGS Units 2 and 3 that occurred in December 2017 and the restructuring of ownership in SJGS Unit 4. These events reduced PNM’s entitlement in SJGS from 783 MW to 562 MW and caused the Company’s output of GHG to decrease when compared to 2017. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, between 2007 and 2018, production from PNM’s largest single renewable energy resource, New Mexico Wind, has varied from a high of 580 GWh in 2011 to a low of 405 GWh in 2015. Variations are primarily due to how much and how often the wind blows. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.

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

As of June 30, 2021, PNM owns or procures power under PPAs from 957 MW of capacity from renewable generation resources. This is comprised of solar-PV, wind, and geothermal facilities including 158 MW of PNM-owned solar and 130 MW of solar-PV capacity which serve a data center located in PNM's service territory. This renewable capacity will increase to 1,057 MW in 2021, with 140 MW of wind now commercially operational to serve retail customers and an anticipated 100 MW of solar-PV scheduled to come online by the end of the year. Finally, the entire portfolio of replacement resources approved by the NMPRC on July 29, 2020, in PNM’s SJGS Abandonment Application, includes replacement of SJGS capacity with procurement of 650 MW of solar PPAs combined with 300 MW of battery storage agreements. These resources will result in PNM owning, leasing, or procuring through PPAs, capacity from renewable resources and battery storage facilities totaling 2,007 MW plus the capacity from PVNGS resources totaling 402 MW for a total of 2,409 MW from emissions-free resources by year-end 2022. These estimates are subject to change due to underlying variables, including changes in PNM's generation portfolio, supplier's ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 11 and 12.

PNM also has a customer distributed solar generation program that represented 180.2 MW at June 30, 2021. PNM’s distributed solar programs will generate an estimated 360.4 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 5,206 GWh of electricity through 2020. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,500 GWh of electricity savings, which will avoid at least 1.0 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

On January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al. regarding challenges to the EPA’s ACE Rule regulating emissions of carbon dioxide from EGUs under section 111(d) of the Clean Air Act. The D.C. Circuit vacated the ACE Rule and remanded the record to EPA for further consideration consistent with the court’s opinion, finding that EPA misinterpreted the Clean Air Act when it determined that the language of section 111 unambiguously barred consideration of emissions reductions options that were not applied at the source. Four petitions for certiorari to the US Supreme Court were filed, followed by several supporting briefs, and EPA's response is due August 5, 2021 .

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

The ETA was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Under the ETA provisions, PNM will also be required to meet a generation emission standard of no more than 400 lbs. of CO2 per MWh beginning in 2023 and not more than 200 lbs. per MWh beginning in 2032. PNM takes this requirement into account in its resource planning and it is expected that the standards will be met with the proposed resource retirements and replacements. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “energy transition costs” (as defined by the ETA). These costs may include coal mine decommissioning, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under a NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA in Note 11. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s scheduled retirement of SJGS in 2022. The NMPRC had not definitively indicated its intent to apply the requirements of the ETA to PNM’s SJGS Abandonment Application and several parties to that case questioned whether the ETA violated the New Mexico State constitution. In December 2019, the Governor of the State of New Mexico, the President of the Navajo Nation and other parties filed a writ of mandamus requesting the NM Supreme Court require the NMPRC to apply the ETA to PNM’s application. On January 29, 2020, the NM Supreme Court ruled that the NMPRC is required to apply the ETA to all of PNM’s SJGS Abandonment Application and denied petitions for a stay. The NM Supreme Court issued a subsequent opinion, on July 23, 2020, more fully explaining the legal rationale for the January 29, 2020 ruling. In February 2020, the hearing examiners assigned to the SJGS abandonment and financing proceedings issued recommended decisions recommending approval of PNM’s abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA. On April 1, 2020, the NMPRC approved the hearing examiners' recommendation to approve PNM's application to retire its share of SJGS in 2022 and for the issuance of Securitized Bonds. See additional discussion of PNM’s SJGS Abandonment Application in Note 12. PNM has also requested approval of energy transition bonds for the Four Corners Abandonment costs of that transition away from coal-fired generation. PNM cannot predict the full impact of the ETA or the outcome of potential future generating resource abandonment filings with the NMPRC.

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

On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by approximately 200 parties, requires that countries submit INDCs. INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The U.S. INDC was part of an overall effort by the former administration to have the U.S. achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry was a key element of its INDC and was based on EPA’s GHG regulations for new, existing, and modified and reconstructed sources at that time. Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016.  On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement. As a result of the President’s notice to the United Nations, the U.S. officially withdrew from the Paris Agreement on November 4, 2020. On January 20, 2021, President Biden signed an instrument that will allow the United States to rejoin the Paris Agreement on Climate Change. The instrument was deposited with the United Nations on January 21, 2021, and the United States officially became a party to the Agreement on February 19, 2021.

PNM has calculated GHG reductions that would result from scenarios that assume PNM’s scheduled retirement of its share of the SJGS in 2022 and would exit from Four Corners in either 2024 or 2031 and PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% emissions-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the recently enacted ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the U.S. INDC of 50% to 52% carbon emissions reduction by 2030 and the Biden Administration's goal of net-zero carbon emissions economy-wide by 2050. On April 1, 2020, the NMPRC approved PNM’s application to retire its share of SJGS in 2022. PNM filed for abandonment of Four Corners on January 8, 2021. See Note 12.

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

As of June 30, 2021, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2020 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•The expected timing and likelihood of completion of the pending Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending Merger that could reduce anticipated benefits or cause the parties to abandon the transaction
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement
•The risk that the parties may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all
•The risk that the proposed Merger could have an adverse effect on the ability of PNMR to retain and hire key personnel and maintain relationships with its customers and suppliers, and on its operating results and businesses generally
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the prudence of PNM’s decision to continue participation in Four Corners and recovery of PNM’s investments and other costs associated with that plant, and any actions resulting from the pending appeal of the NMPRC's approval of PNM's request to issue Securitized Bonds in PNM’s SJGS Abandonment Application (collectively, the “Regulatory Proceedings”) and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the Regulatory Proceedings, or resulting from potential mid-term or long-term impacts related to COVID-19, and supporting forecasts utilized in FTY rate proceedings
•Uncertainty relating to PNM's recent decision to return the currently leased generating capacity in PVNGS Units 1 and 2 at the expiration of their lease terms in 2023 and 2024, including future regulatory outcomes relating to the ratemaking treatment and replacement resources for the leased assets and the NRC’s actions related to transfer of ownership
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the 2022 scheduled expiration of the operational and fuel supply agreements for SJGS, the proposed exit of Four Corners in 2024, regulatory recovery of undepreciated investments and other costs in the event the NMPRC orders generating facilities be retired, and the impacts of the ETA
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of the ultimate outcomes of the Regulatory Proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, the impacts of COVID-19 on customer usage, and other changes in supply and demand
•The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of the Regulatory Proceedings, from the economic impacts of COVID-19 or from the entry into the Merger Agreement
•The risks associated with completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, and the ability of counterparties to meet their obligations under certain arrangements (including approved PPAs related to replacement resources for facilities to be retired), and supply chain or other outside support services that may be disrupted by the impacts of COVID-19
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply issues, unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the impacts of COVID-19, as well as the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the Tax Act, and other matters
•Risks related to climate change, including potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets
•Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM’s coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from international developments and the impacts of COVID-19, as well as PNM's ability to recover future decommissioning and reclamation costs from customers
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate the coal supply at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. The impact of commodity derivative mark-to-market energy transactions were not material to the Company's financial position, results of operations, or cash flows as of and for the six months ended June 30, 2021 and 2020.
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
Unusually cold weather in February 2021 resulted in higher than expected natural gas and purchased power costs. PNM mitigated the impacts from the cold weather by securing gas supplies in advance, engaging in market purchases when lower prices were available, and adjusting plant operation of its gas units to minimize reliance on higher-priced gas supplies. PNM estimates the impact of the cold weather conditions in the first quarter of 2021 resulted in approximately $20 million of additional natural gas costs and approximately $8 million in additional purchased power costs. These fuel increases are being passed through to customers under the FPPAC over the remainder of 2021.

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

Schedule of Credit Risk Exposure
June 30, 2021
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$3,967	1	$2,456
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	1,750	1	556
Non-investment grade	—	—	—
Total	$5,717		$3,012

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At June 30, 2021, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of June 30, 2021 was $2.5 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 8.7%, or $300.5 million if interest rates were to decline by 50 basis points from their levels at June 30, 2021. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. However, as discussed in Note 9, PNMR has hedging arrangements to effectively establish fixed interest rates on $100.0 million of variable rate debt. Variable interest rates are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

At July 23, 2021, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	1.60%	$37,700	$300,000
PNM Revolving Credit Facility	—	—	400,000
PNM 2017 New Mexico Credit Facility	—	—	40,000
TNMP Revolving Credit Facility	0.85	56,500	75,000
		$94,200	$815,000
Long-term Debt:
PNMR 2021 Delayed-Draw Term Loan	0.94%	$850,000
PNM 2021 Term Loan	0.91	75,000
		$925,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $453.0 million at June 30, 2021, of which 58.9% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2021, the decrease in the fair value of the fixed-rate securities would be 2.2%, or $5.9 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at June 30, 2021. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 38.8% of the securities held by the trusts as of June 30, 2021. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $17.6 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

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
Term Loan Agreement dated as of May 18, 2021 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to PNMR's Current Report on Form 8-K filed May 18, 2021)

10.2	PNM	Term Loan Agreement dated as of June 18, 2021 between PNM and Bank of America, N.A., as lender (incorporated by reference to Exhibit 99.1 to PNM's Current Report on Form 8-K filed June 21, 2021)

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document

101.SCH	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	PNMR, PNM, and TNMP	Cover Page Inline XBRL File (included in Exhibits 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	July 30, 2021	/s/ Henry E. Monroy
Henry E. Monroy
Vice President and Corporate Controller
(Officer duly authorized to sign this report)