Form 10-Q
period 2021-09-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2021-10-29
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 22, 2021, 85,834,874 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of October 22, 2021 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of October 22, 2021 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2020 IRP	PNM’s 2020 IRP
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
CAA	Clean Air Act
Carbon Pollution Standards	Carbon Pollution Standards established by the EPA on August 3, 2015
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAE	Coalition for Clean Affordable Energy
CCR	Coal Combustion Residuals
CFIUS	Committee on Foreign Investment in the United States
CFRE	Citizens for Fair Rates and the Environment
CIAC	Contributions in Aid of Construction
Clean Power Plan	Clean Power Plan established by the EPA on August 3,2015 and published on October 23, 2015
CO2	Carbon Dioxide
COVID-19	Novel coronavirus global pandemic
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCOS	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
DOI	United States Department of Interior
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	California Independent System Operator Western Energy Imbalance Market
Energy Transition Charge	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTC	Federal Trade Commission

FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
HSR	Hart-Scott Rodino Antitrust Improvement Act of 1976
Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
INDC	Intended Nationally Determined Contribution
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
Joint Applicants	PNM, PNMR, Merger Sub, Avangrid and Iberdrola, S.A.
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined below)
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR, now known as New Mexico PPA Corporation
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSR	New Source Review
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement

Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2019 $40.0 Million Term Loan	PNM’s $40.0 Million Unsecured Term Loan
PNM 2020 Fixed Rate PCRBs	PNM's $302.5 Million PCRBs purchased on July 22, 2020
PNM 2020 Note Purchase Agreement	PNM's Agreement for the sale of PNM's 2020 SUNs
PNM 2020 SUNs	PNM's $200.0 Million Senior Unsecured Notes issued on April 30, 2020
PNM 2020 Term Loan	PNM’s $250.0 million Unsecured Term Loan issued on April 15, 2020, of which $100.0 million was repaid on April 30, 2020
PNM 2021 Fixed Rate PCRBs	PNM's $100.3 million PCRBs remarketed on October 1, 2021
PNM 2021 Note Purchase Agreement	PNM's Agreement for the sale of PNM's 2021 SUNs
PNM 2021 SUNs	PNM’s $160.0 Million Senior Unsecured Notes issued on July 14, 2021
PNM 2021 Term Loan	PNM’s $75.0 Million 18-month Unsecured Term Loan that mature on December 18, 2022
PNM Floating Rate PCRBs	PNM's $100.3 million PCRBs remarketed on July 1, 2020
PNM Plans	PNM's qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNM September 2021 SUNs	PNM's $150.0 Million Senior Unsecured Notes to be issued on or before December 30, 2021
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2018 SUNs	PNMR’s $300.0 Million Senior Unsecured Notes issued on March 9, 2018
PNMR 2019 Term Loan	PNMR’s $150.0 Million Unsecured Term Loan
PNMR 2020 Forward Equity Sale Agreements	PNMR’s Block Equity Sale of 6.2 million Shares of PNMR Common Stock with Forward Sales Agreement
PNMR 2020 Term Loan	PNMR’s $150.0 million Unsecured Term Loan that matures on January 31, 2022
PNMR 2020 Delayed-Draw Term Loan	PNMR’s $300.0 million Unsecured Delayed-Draw Term Loan that matures on January 31, 2022
PNMR 2021 Delayed-Draw Term Loan	PNMR's $1.0 Billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2023
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $40.0 million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $65.0 Million Unsecured Term Loan that matures on January 31, 2022
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RCT	Reasonable Cost Threshold

REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SJGS RA	San Juan Project Restructuring Agreement
SO2	Sulfur Dioxide
SRP	Salt River Project
Staff	NMPRC Staff
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP's General Rate Case Application filed May 30, 2018
TNMP 2020 Bonds	TNMP's First Mortgage Bonds issued on April 24, 2020 under the TNMP 2020 Bond Purchase Agreement
TNMP 2020 Bond Purchase Agreement	TNMP's Agreement for the sale of TNMP's 2020 First Mortgage Bonds
TNMP 2021 Bonds	TNMP's First Mortgage Bonds to be issued under the TNMP 2021 Bond Purchase Agreement
TNMP 2021 Bond Purchase Agreement	TNMP's Agreement for the sale of TNMP's 2021 First Mortgage Bonds
TNMP FMBs	TNMP's aggregate $750.0 million of outstanding 2014 to 2020 First Mortgage Bonds
TNMP Plans	TNMP's qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TSAs	Transmission Service Agreements
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
Western Spirit Line	A 153-mile 345-kV transmission line that PNM has agreed to purchase, subject to certain conditions being met prior to closing
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ LLC	Westmoreland San Juan Mining, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$481,881	$455,120	$1,197,359	$1,121,177
Alternative revenue programs	(9,483)	(12,376)	(3,156)	(7,484)
Other electric operating revenue	82,153	29,721	151,595	50,043
Total electric operating revenues	554,551	472,465	1,345,798	1,163,736
Operating Expenses:
Cost of energy	199,380	133,991	467,452	326,564
Administrative and general	56,520	51,611	168,458	148,096
Energy production costs	32,374	31,148	106,709	98,111
Regulatory disallowances and restructuring costs	436	—	436	—
Depreciation and amortization	71,438	68,400	212,039	207,395
Transmission and distribution costs	19,996	18,742	56,166	54,062
Taxes other than income taxes	22,678	20,768	65,440	62,815
Total operating expenses	402,822	324,660	1,076,700	897,043
Operating income	151,729	147,805	269,098	266,693
Other Income and Deductions:
Interest income	3,329	3,180	10,466	9,674
Gains on investment securities	1,948	14,401	16,108	3,172
Other income	5,686	7,022	14,592	13,728
Other (deductions)	(5,098)	(7,361)	(13,836)	(14,141)
Net other income and deductions	5,865	17,242	27,330	12,433
Interest Charges	23,244	27,263	73,247	88,785
Earnings before Income Taxes	134,350	137,784	223,181	190,341
Income Taxes	16,668	12,331	26,533	14,726
Net Earnings	117,682	125,453	196,648	175,615
(Earnings) Attributable to Valencia Non-controlling Interest	(4,229)	(3,553)	(11,643)	(11,222)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to PNMR	$113,321	$121,768	$184,609	$163,997
Net Earnings Attributable to PNMR per Common Share:
Basic	$1.32	$1.52	$2.14	$2.05
Diluted	$1.32	$1.52	$2.14	$2.05
Dividends Declared per Common Share	$0.3275	$0.3075	$0.9825	$0.9225

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net Earnings	$117,682	$125,453	$196,648	$175,615
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) benefit of $329, $(1,278), $246, and $(3,746)	(968)	3,755	(722)	11,004
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $632, $1,041, $2,062, and $1,818	(1,856)	(3,056)	(6,058)	(5,338)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(530), $(527), $(1,590), and $(1,581)	1,557	1,548	4,671	4,644
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $0, $(313), $(458), and $(9)	—	918	1,346	24
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $0, $157, $229, and $284	—	(460)	(674)	(833)
Total Other Comprehensive Income (Loss)	(1,267)	2,705	(1,437)	9,501
Comprehensive Income	116,415	128,158	195,211	185,116
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,229)	(3,553)	(11,643)	(11,222)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to PNMR	$112,054	$124,473	$183,172	$173,498

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$196,648	$175,615
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	238,963	233,537
Deferred income tax expense	25,293	13,804
(Gains) on investment securities	(16,108)	(3,172)
Stock based compensation expense	6,728	6,560
Regulatory disallowances and restructuring costs	436	—
Allowance for equity funds used during construction	(8,867)	(6,728)
Other, net	4,594	3,107
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(46,649)	(57,340)
Materials, supplies, and fuel stock	(333)	10,495
Other current assets	(20,005)	(9,885)
Other assets	17,551	22,608
Accounts payable	5,934	(8,116)
Accrued interest and taxes	7,713	(3,765)
Other current liabilities	17,679	16,755
Other liabilities	(21,065)	(25,518)
Net cash flows from operating activities	408,512	367,957

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(496,185)	(495,334)
Proceeds from sales of investment securities	396,870	489,218
Purchases of investment securities	(405,142)	(498,170)
Investments in NMRD	—	(23,250)
Distributions from NMRD	572	—
Other, net	108	166
Net cash flows used in investing activities	(503,777)	(527,370)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings, net	$—	$494
Revolving credit facilities borrowings, net	(18,100)	(1,300)
Long-term borrowings	1,370,000	1,037,845
Repayment of long-term debt	(1,165,000)	(752,845)
Proceeds from stock option exercise	—	24
Awards of common stock	(10,082)	(11,984)
Dividends paid	(84,729)	(73,876)
Valencia’s transactions with its owner	(14,238)	(14,995)
Transmission interconnection and security deposit arrangements	31,878	8,614
Refunds paid under transmission interconnection arrangements	(9,752)	(4,400)
Debt issuance costs and other, net	(3,159)	(1,104)
Net cash flows from financing activities	96,818	186,473

Change in Cash, Restricted Cash, and Equivalents	1,553	27,060
Cash, Restricted Cash, and Equivalents at Beginning of Period	47,928	3,833
Cash, Restricted Cash, and Equivalents at End of Period	$49,481	$30,893

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$69,965	$84,139
Income taxes paid (refunded), net	$892	$969

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$63,281	$10,318

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$49,481	$47,928
Accounts receivable, net of allowance for credit losses of $11,237 and $8,333	140,826	113,410
Unbilled revenues	64,874	55,504
Other receivables	28,788	23,797
Materials, supplies, and fuel stock	66,750	66,417
Regulatory assets	34,187	202
Income taxes receivable	5,323	5,672
Other current assets	57,484	64,549
Total current assets	447,713	377,479
Other Property and Investments:
Investment securities	455,409	440,115
Equity investment in NMRD	89,065	90,655
Other investments	148	284
Non-utility property, net	25,547	24,075
Total other property and investments	570,169	555,129
Utility Plant:
Plant in service, held for future use, and to be abandoned	8,723,398	8,480,799
Less accumulated depreciation and amortization	2,951,721	2,835,170
	5,771,677	5,645,629
Construction work in progress	350,090	218,719
Nuclear fuel, net of accumulated amortization of $48,062 and $41,367	97,055	100,801
Net utility plant	6,218,822	5,965,149
Deferred Charges and Other Assets:
Regulatory assets	544,432	557,790
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	85,956	105,133
Other deferred charges	110,681	100,877
Total deferred charges and other assets	1,019,366	1,042,097
	$8,256,070	$7,939,854

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$13,900	$32,000
Current installments of long-term debt	104,258	575,518
Accounts payable	111,970	169,317
Customer deposits	4,876	6,606
Accrued interest and taxes	75,571	68,206
Regulatory liabilities	13,381	7,471
Operating lease liabilities	28,230	27,460
Dividends declared	28,243	28,243
Transmission interconnection arrangement liabilities	30,983	6,883
Other current liabilities	63,795	55,958
Total current liabilities	475,207	977,662
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	3,395,975	2,719,632
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	744,856	694,512
Regulatory liabilities	855,855	850,228
Asset retirement obligations	192,132	183,421
Accrued pension liability and postretirement benefit cost	46,857	58,101
Operating lease liabilities	55,106	81,065
Other deferred credits	277,189	255,230
Total deferred credits and other liabilities	2,171,995	2,122,557
Total liabilities	6,043,177	5,819,851
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,426,587	1,429,941
Accumulated other comprehensive income (loss), net of income taxes	(80,620)	(79,183)
Retained earnings	798,983	698,707
Total PNMR common stockholders’ equity	2,144,950	2,049,465
Non-controlling interest in Valencia	56,414	59,009
Total equity	2,201,364	2,108,474
	$8,256,070	$7,939,854

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at June 30, 2021	$1,425,700	$(79,353)	$741,884	$2,088,231	$57,167	$2,145,398
Net earnings before subsidiary preferred stock dividends	—	—	113,453	113,453	4,229	117,682
Total other comprehensive income (loss)	—	(1,267)	—	(1,267)	—	(1,267)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(56,222)	(56,222)	—	(56,222)
Awards of common stock	(129)	—	—	(129)	—	(129)
Stock based compensation expense	1,016	—	—	1,016	—	1,016
Valencia’s transactions with its owner	—	—	—	—	(4,982)	(4,982)
Balance at September 30, 2021	$1,426,587	$(80,620)	$798,983	$2,144,950	$56,414	$2,201,364

Balance at December 31, 2020	$1,429,941	$(79,183)	$698,707	$2,049,465	$59,009	$2,108,474
Net earnings before subsidiary preferred stock dividends	—	—	185,005	185,005	11,643	196,648
Total other comprehensive income (loss)	—	(1,437)	—	(1,437)	—	(1,437)
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(84,333)	(84,333)	—	(84,333)
Awards of common stock	(10,082)	—	—	(10,082)	—	(10,082)
Stock based compensation expense	6,728	—	—	6,728	—	6,728
Valencia’s transactions with its owner	—	—	—	—	(14,238)	(14,238)
Balance at September 30, 2021	$1,426,587	$(80,620)	$798,983	$2,144,950	$56,414	$2,201,364

Balance at June 30, 2020	$1,143,822	$(92,581)	$645,259	$1,696,500	$59,927	$1,756,427
Net earnings before subsidiary preferred stock dividends	—	—	121,900	121,900	3,553	125,453
Total other comprehensive income	—	2,705	—	2,705	—	2,705
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(48,987)	(48,987)	—	(48,987)
Stock based compensation expense	1,330	—	—	1,330	—	1,330
Valencia’s transactions with its owner	—	—	—	—	(4,201)	(4,201)
Balance at September 30, 2020	$1,145,152	$(89,876)	$718,040	$1,773,316	$59,279	$1,832,595

Balance at December 31, 2019	$1,150,552	$(99,377)	$627,523	$1,678,698	$63,052	$1,741,750
Net earnings before subsidiary preferred stock dividends	—	—	164,393	164,393	11,222	175,615
Total other comprehensive income	—	9,501	—	9,501	—	9,501
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(73,480)	(73,480)	—	(73,480)
Proceeds from stock option exercise	24	—	—	24	—	24
Awards of common stock	(11,984)	—	—	(11,984)	—	(11,984)
Stock based compensation expense	6,560	—	—	6,560	—	6,560
Valencia’s transactions with its owner	—	—	—	—	(14,995)	(14,995)
Balance at September 30, 2020	$1,145,152	$(89,876)	$718,040	$1,773,316	$59,279	$1,832,595

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$361,701	$341,850	$884,559	$825,759
Alternative revenue programs	(8,331)	(7,067)	(5,469)	(2,377)
Other electric operating revenue	82,153	29,721	151,595	50,043
Total electric operating revenues	435,523	364,504	1,030,685	873,425
Operating Expenses:
Cost of energy	170,902	108,284	383,556	250,692
Administrative and general	49,906	45,538	143,176	132,257
Energy production costs	32,374	31,148	106,709	98,111
Regulatory disallowances and restructuring costs	436	—	436	—
Depreciation and amortization	42,673	40,509	127,111	123,721
Transmission and distribution costs	12,844	12,075	34,906	34,265
Taxes other than income taxes	11,825	10,410	35,411	34,651
Total operating expenses	320,960	247,964	831,305	673,697
Operating income	114,563	116,540	199,380	199,728
Other Income and Deductions:
Interest income	3,364	3,239	10,376	9,882
Gains on investment securities	1,948	14,401	16,108	3,172
Other income	2,940	2,752	8,232	6,019
Other (deductions)	(3,530)	(5,590)	(10,635)	(10,700)
Net other income and deductions	4,722	14,802	24,081	8,373
Interest Charges	12,509	14,747	38,441	51,554
Earnings before Income Taxes	106,776	116,595	185,020	156,547
Income Taxes	15,500	13,591	26,178	16,127
Net Earnings	91,276	103,004	158,842	140,420
(Earnings) Attributable to Valencia Non-controlling Interest	(4,229)	(3,553)	(11,643)	(11,222)
Net Earnings Attributable to PNM	87,047	99,451	147,199	129,198
Preferred Stock Dividend Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$86,915	$99,319	$146,803	$128,802

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net Earnings	$91,276	$103,004	$158,842	$140,420
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) benefit of $329, $(1,278), $246, and $(3,746)	(968)	3,755	(722)	11,004
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $632, $1,041, $2,062 and $1,818	(1,856)	(3,056)	(6,058)	(5,338)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(530), $(527), $(1,590) and $(1,581)	1,557	1,548	4,671	4,644
Total Other Comprehensive Income (Loss)	(1,267)	2,247	(2,109)	10,310
Comprehensive Income	90,009	105,251	156,733	150,730
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,229)	(3,553)	(11,643)	(11,222)
Comprehensive Income Attributable to PNM	$85,780	$101,698	$145,090	$139,508
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$158,842	$140,420
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	151,775	147,790
Deferred income tax expense	24,034	16,607
(Gains) on investment securities	(16,108)	(3,172)
Regulatory disallowances and restructuring costs	436	—
Allowance for equity funds used during construction	(6,655)	(4,229)
Other, net	3,488	4,382
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(34,110)	(46,312)
Materials, supplies, and fuel stock	143	10,945
Other current assets	(20,398)	(5,661)
Other assets	14,541	19,184
Accounts payable	14,411	(2,481)
Accrued interest and taxes	13,370	564
Other current liabilities	12,442	9,022
Other liabilities	(34,394)	(30,820)
Net cash flows from operating activities	281,817	256,239

Cash Flows From Investing Activities:
Utility plant additions	(247,064)	(251,873)
Proceeds from sales of investment securities	396,870	489,218
Purchases of investment securities	(405,142)	(498,170)
Other, net	108	167
Net cash flows used in investing activities	(255,228)	(260,658)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$(10,000)	$(36,300)
Long-term borrowings	235,000	852,845
Repayment of long-term debt	(200,000)	(752,845)
Dividends paid	(60,396)	(41,049)
Valencia’s transactions with its owner	(14,238)	(14,995)
Transmission interconnection and security deposit arrangements	28,278	2,212
Refunds paid under transmission interconnection arrangements	(2,450)	(4,400)
Debt issuance costs and other, net	(1,665)	1,077
Net cash flows from financing activities	(25,471)	6,545

Change in Cash, Restricted Cash, and Equivalents	1,118	2,126
Cash, Restricted Cash, and Equivalents at Beginning of Period	31,446	1,001
Cash, Restricted Cash, and Equivalents at End of Period	$32,564	$3,127

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$33,189	$45,614
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$45,441	$3,955

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$32,564	$31,446
Accounts receivable, net of allowance for credit losses of $11,237 and $8,333	106,427	88,239
Unbilled revenues	49,782	43,724
Other receivables	27,836	21,814
Affiliate receivables	8,895	8,819
Materials, supplies, and fuel stock	60,330	60,472
Regulatory assets	28,387	—
Income taxes receivable	13,562	15,706
Other current assets	49,501	51,908
Total current assets	377,284	322,128
Other Property and Investments:
Investment securities	455,409	440,115
Other investments	12	120
Non-utility property, net	10,536	9,505
Total other property and investments	465,957	449,740
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,134,271	6,022,753
Less accumulated depreciation and amortization	2,232,911	2,158,915
	3,901,360	3,863,838
Construction work in progress	201,612	148,962
Nuclear fuel, net of accumulated amortization of $48,062 and $41,367	97,055	100,801
Net utility plant	4,200,027	4,113,601
Deferred Charges and Other Assets:
Regulatory assets	452,596	457,953
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	79,808	97,461
Other deferred charges	95,872	88,518
Total deferred charges and other assets	679,908	695,564
	$5,723,176	$5,581,033

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$10,000
Current installments of long-term debt	104,258	345,570
Accounts payable	90,020	121,050
Affiliate payables	5,336	14,058
Customer deposits	4,876	6,606
Accrued interest and taxes	43,856	32,630
Regulatory liabilities	13,381	5,419
Operating lease liabilities	26,166	25,130
Dividends declared	132	132
Transmission interconnection arrangement liabilities	30,983	6,883
Other current liabilities	38,114	26,854
Total current liabilities	357,122	594,332
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,628,184	1,351,050
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	619,003	579,150
Regulatory liabilities	661,272	664,873
Asset retirement obligations	191,384	182,718
Accrued pension liability and postretirement benefit cost	46,157	56,273
Operating lease liabilities	51,233	75,941
Other deferred credits	211,441	201,415
Total deferred credits and liabilities	1,780,490	1,760,370
Total liabilities	3,765,796	3,705,752
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,494,918	1,494,918
Accumulated other comprehensive income (loss), net of income taxes	(80,620)	(78,511)
Retained earnings	475,139	388,336
Total PNM common stockholder’s equity	1,889,437	1,804,743
Non-controlling interest in Valencia	56,414	59,009
Total equity	1,945,851	1,863,752
	$5,723,176	$5,581,033

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at June 30, 2021	$1,494,918	$(79,353)	$448,224	$1,863,789	$57,167	$1,920,956
Net earnings	—	—	87,047	87,047	4,229	91,276
Total other comprehensive income (loss)	—	(1,267)	—	(1,267)	—	(1,267)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(60,000)	(60,000)	—	(60,000)
Valencia’s transactions with its owner	—	—	—	—	(4,982)	(4,982)
Balance at September 30, 2021	$1,494,918	$(80,620)	$475,139	$1,889,437	$56,414	$1,945,851

Balance at December 31, 2020	$1,494,918	$(78,511)	$388,336	$1,804,743	$59,009	$1,863,752
Net earnings	—	—	147,199	147,199	11,643	158,842
Total other comprehensive income (loss)	—	(2,109)	—	(2,109)	—	(2,109)
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(60,000)	(60,000)	—	(60,000)
Valencia’s transactions with its owner	—	—	—	—	(14,238)	(14,238)
Balance at September 30, 2021	$1,494,918	$(80,620)	$475,139	$1,889,437	$56,414	$1,945,851

Balance at June 30, 2020	$1,264,918	$(90,992)	$272,345	$1,446,271	$59,927	$1,506,198
Net earnings	—	—	99,451	99,451	3,553	103,004
Total other comprehensive income	—	2,247	—	2,247	—	2,247
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,201)	(4,201)
Balance at September 30, 2020	$1,264,918	$(88,745)	$371,664	$1,547,837	$59,279	$1,607,116

Balance at December 31, 2019	$1,264,918	$(99,055)	$283,516	$1,449,379	$63,052	$1,512,431
Net earnings	—	—	129,198	129,198	11,222	140,420
Total other comprehensive income	—	10,310	—	10,310	—	10,310
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(40,654)	(40,654)	—	(40,654)
Valencia’s transactions with its owner	—	—	—	—	(14,995)	(14,995)
Balance at September 30, 2020	$1,264,918	$(88,745)	$371,664	$1,547,837	$59,279	$1,607,116

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$120,180	$113,270	$312,800	$295,418
Alternative revenue programs	(1,152)	(5,309)	2,313	(5,107)
Total electric operating revenues	119,028	107,961	315,113	290,311
Operating Expenses:
Cost of energy	28,478	25,707	83,896	75,872
Administrative and general	11,708	11,868	34,960	33,398
Depreciation and amortization	23,031	22,492	67,696	66,696
Transmission and distribution costs	7,152	6,667	21,260	19,797
Taxes other than income taxes	9,817	9,448	26,730	25,249
Total operating expenses	80,186	76,182	234,542	221,012
Operating income	38,842	31,779	80,571	69,299
Other Income and Deductions:
Other income	2,144	3,546	4,853	6,245
Other (deductions)	(1,000)	(1,260)	(1,602)	(1,435)
Net other income and deductions	1,144	2,286	3,251	4,810
Interest Charges	8,403	7,942	25,155	22,475
Earnings before Income Taxes	31,583	26,123	58,667	51,634
Income Taxes	3,642	2,202	6,341	4,447
Net Earnings	$27,941	$23,921	$52,326	$47,187

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$52,326	$47,187
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	68,378	67,595
Deferred income tax (benefit)	(6,377)	(10,737)
Allowance for equity funds used during construction	(2,212)	(2,499)
Other, net	60	33
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(12,539)	(11,029)
Materials and supplies	(476)	(450)
Other current assets	(4,927)	(570)
Other assets	5,168	5,910
Accounts payable	(4,050)	952
Accrued interest and taxes	10,800	12,326
Other current liabilities	(754)	830
Other liabilities	11,538	4,258
Net cash flows from operating activities	116,935	113,806
Cash Flows From Investing Activities:
Utility plant additions	(233,381)	(228,976)
Net cash flows used in investing activities	(233,381)	(228,976)
Cash Flows From Financing Activities:
Short-term borrowings, net	—	494
Revolving credit facilities borrowings (repayments), net	—	(15,000)
Long-term borrowings	65,000	185,000
Equity contribution from parent	52,000	—
Transmission interconnection arrangements	3,600	6,402
Refunds paid under transmission interconnection arrangements	(7,302)	—
Dividends paid	—	(34,613)
Debt issuance costs and other, net	(736)	(2,113)
Net cash flows from financing activities	112,562	140,170

Change in Cash and Cash Equivalents	(3,884)	25,000
Cash and Cash Equivalents at Beginning of Period	14,800	1,000
Cash and Cash Equivalents at End of Period	$10,916	$26,000

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$25,085	$22,340
Income taxes paid (refunded), net	$892	$969

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$14,166	$1,443

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$10,916	$14,800
Accounts receivable	34,399	25,171
Unbilled revenues	15,092	11,780
Other receivables	2,917	3,703
Materials and supplies	6,420	5,945
Regulatory assets	5,800	202
Other current assets	2,142	1,738
Total current assets	77,686	63,339
Other Property and Investments:
Other investments	136	164
Non-utility property, net	13,777	13,298
Total other property and investments	13,913	13,462
Utility Plant:
Plant in service and plant held for future use	2,320,978	2,193,270
Less accumulated depreciation and amortization	566,104	537,707
	1,754,874	1,655,563
Construction work in progress	134,895	61,359
Net utility plant	1,889,769	1,716,922
Deferred Charges and Other Assets:
Regulatory assets	91,836	99,837
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	5,778	7,206
Other deferred charges	5,912	5,149
Total deferred charges and other assets	330,191	338,857
	$2,311,559	$2,132,580

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$15,404	$33,620
Affiliate payables	3,982	5,883
Accrued interest and taxes	52,338	41,538
Regulatory liabilities	—	2,052
Operating lease liabilities	1,988	2,193
Other current liabilities	6,668	4,486
Total current liabilities	80,380	89,772
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	918,074	853,673
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	147,997	145,369
Regulatory liabilities	194,583	185,355
Asset retirement obligations	748	703
Accrued pension liability and postretirement benefit cost	700	1,828
Operating lease liabilities	3,579	4,779
Other deferred credits	35,494	25,423
Total deferred credits and other liabilities	383,101	363,457
Total liabilities	1,381,555	1,306,902
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	737,166	685,166
Retained earnings	192,774	140,448
Total common stockholder’s equity	930,004	825,678
	$2,311,559	$2,132,580

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at June 30, 2021	$64	$737,166	$164,833	$902,063
Net earnings	—	—	27,941	27,941
Balance at September 30, 2021	$64	$737,166	$192,774	$930,004

Balance at December 31, 2020	$64	$685,166	$140,448	$825,678
Net earnings	—	—	52,326	52,326
Equity contribution from parent	—	52,000	—	52,000
Balance at September 30, 2021	$64	$737,166	$192,774	$930,004

Balance at June 30, 2020	$64	$614,166	$145,224	$759,454
Net earnings	—	—	23,921	23,921
Dividends declared on common stock	—	—	(16,174)	(16,174)
Balance at September 30, 2020	$64	$614,166	$152,971	$767,201

Balance at December 31, 2019	$64	$614,166	$140,397	$754,627
Net earnings	—	—	47,187	47,187
Dividends declared on common stock	—	—	(34,613)	(34,613)
Balance at September 30, 2020	$64	$614,166	$152,971	$767,201

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2021 and December 31, 2020, and the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.3275 per share in July 2021 and $0.3075 per share in July 2020, which are reflected as being in the second quarter within "Dividends Declared per Common Share" on the PNMR Condensed Consolidated Statements of Earnings. The Board declared dividends on common stock for the third quarter of $0.3275 per share in September 2021 and $0.3075 per share in September 2020, which are reflected as being in the third quarter within "Dividends Declared per Common Share" on the PNMR Condensed Consolidated Statement of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the three and nine months ended September 30, 2021, PNMR made equity contributions of zero and $52.0 million to TNMP. PNM declared and paid cash dividends on its common stock to PNMR of $60.0 million in the three and nine months ended September 30, 2021 and zero and $40.7 million in the three and nine months ended September 30, 2020. TNMP did not declare or pay cash dividends on its common stock to PNMR in the three and nine months ended September 30, 2021. TNMP declared and paid cash dividends on its common stock to PNMR of $16.2 million and $34.6 million in the three and nine months ended September 30, 2020.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended September 30, 2021
Electric operating revenues	$435,523	$119,028	$—	$554,551
Cost of energy	170,902	28,478	—	199,380
Utility margin	264,621	90,550	—	355,171
Other operating expenses	107,385	28,677	(4,058)	132,004
Depreciation and amortization	42,673	23,031	5,734	71,438
Operating income (loss)	114,563	38,842	(1,676)	151,729
Interest income (loss)	3,364	—	(35)	3,329
Other income	1,358	1,144	34	2,536
Interest charges	(12,509)	(8,403)	(2,332)	(23,244)
Segment earnings (loss) before income taxes	106,776	31,583	(4,009)	134,350
Income taxes (benefit)	15,500	3,642	(2,474)	16,668
Segment earnings (loss)	91,276	27,941	(1,535)	117,682
Valencia non-controlling interest	(4,229)	—	—	(4,229)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$86,915	$27,941	$(1,535)	$113,321

Nine Months Ended September 30, 2021
Electric operating revenues	$1,030,685	$315,113	$—	$1,345,798
Cost of energy	383,556	83,896	—	467,452
Utility margin	647,129	231,217	—	878,346
Other operating expenses	320,638	82,950	(6,379)	397,209
Depreciation and amortization	127,111	67,696	17,232	212,039
Operating income (loss)	199,380	80,571	(10,853)	269,098
Interest income	10,376	—	90	10,466
Other income (deductions)	13,705	3,251	(92)	16,864
Interest charges	(38,441)	(25,155)	(9,651)	(73,247)
Segment earnings (loss) before income taxes	185,020	58,667	(20,506)	223,181
Income taxes (benefit)	26,178	6,341	(5,986)	26,533
Segment earnings (loss)	158,842	52,326	(14,520)	196,648
Valencia non-controlling interest	(11,643)	—	—	(11,643)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$146,803	$52,326	$(14,520)	$184,609

At September 30, 2021:
Total Assets	$5,723,176	$2,311,559	$221,335	$8,256,070
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2021 and 2020 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	PNMR Consolidated
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2020	$20,403	$(98,914)	$(78,511)	$(672)	$(79,183)
Amounts reclassified from AOCI (pre-tax)	(8,120)	6,261	(1,859)	(903)	(2,762)
Income tax impact of amounts reclassified	2,062	(1,590)	472	229	701
Other OCI changes (pre-tax)	(968)	—	(968)	1,804	836
Income tax impact of other OCI changes	246	—	246	(458)	(212)
Net after-tax change	(6,780)	4,671	(2,109)	672	(1,437)
Balance at September 30, 2021	$13,623	$(94,243)	$(80,620)	$—	$(80,620)

Balance at December 31, 2019	$10,638	$(109,693)	$(99,055)	$(322)	$(99,377)
Amounts reclassified from AOCI (pre-tax)	(7,156)	6,225	(931)	(1,117)	(2,048)
Income tax impact of amounts reclassified	1,818	(1,581)	237	284	521
Other OCI changes (pre-tax)	14,750	—	14,750	33	14,783
Income tax impact of other OCI changes	(3,746)	—	(3,746)	(9)	(3,755)
Net after-tax change	5,666	4,644	10,310	(809)	9,501
Balance at September 30, 2020	$16,304	$(105,049)	$(88,745)	$(1,131)	$(89,876)

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

Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$113,321	$121,768	$184,609	$163,997
Average Number of Common Shares:
Outstanding during period	85,835	79,654	85,835	79,654
Vested awards of restricted stock	237	213	230	205
Average Shares – Basic	86,072	79,867	86,065	79,859
Dilutive Effect of Common Stock Equivalents:
PNMR 2020 Forward Equity Sale Agreements	—	—	—	57
Restricted stock	41	39	41	38
Average Shares – Diluted	86,113	79,906	86,106	79,954

Net Earnings Per Share of Common Stock:
Basic	$1.32	$1.52	$2.14	$2.05
Diluted	$1.32	$1.52	$2.14	$2.05

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. As a result of the economic conditions resulting from the COVID-19 pandemic, PNM updated its allowance for accounts receivable balances and recorded incremental credit losses of $0.5 million and $2.9 million in the three and nine months ended September 30, 2021 and $2.0 million and $2.7 million in the three and nine months ended September 30, 2020. The NMPRC issued an order authorizing all public utilities to create a regulatory asset to defer incremental costs related to COVID-19, including increases in uncollectible accounts. See discussion regarding regulatory treatment in Note 12.

In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the three and nine months ended September 30, 2021, PNM recorded $0.8 million in estimated credit losses related to these transactions.

In February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

complied with ERCOT directives to curtail delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. During the weather event, generators experienced an extreme spike in market driven fuel prices and in turn charged REPs excessive market driven power prices which eventually get passed to end users on their electricity bill. Given the uncertainty of the collectability of end users' bills by REPs, ERCOT also increased the collateral required by REPs in order to do business within ERCOT's Balancing Authority. TNMP has deferred bad debt expense (credit losses) from defaulting REPs to a regulatory asset totaling $0.8 million at September 30, 2021 and will seek recovery in a general rate case.

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects alternative revenue program revenues ("ARP") and other revenues.

	PNM	TNMP	PNMR Consolidated
Three Months Ended September 30, 2021	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$155,035	$51,839	$206,874
Commercial	137,071	34,434	171,505
Industrial	24,856	7,282	32,138
Public authority	7,388	1,614	9,002
Economy energy service	7,389	—	7,389
Transmission	26,459	24,075	50,534
Miscellaneous	3,503	936	4,439
Total revenues from contracts with customers	361,701	120,180	481,881
Alternative revenue programs	(8,331)	(1,152)	(9,483)
Other electric operating revenues	82,153	—	82,153
Total Electric Operating Revenues	$435,523	$119,028	$554,551

Nine Months Ended September 30, 2021
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$377,794	$121,600	$499,394
Commercial	327,090	93,332	420,422
Industrial	66,593	21,621	88,214
Public authority	17,312	4,561	21,873
Economy energy service	24,722	—	24,722
Transmission	60,919	68,849	129,768
Miscellaneous	10,129	2,837	12,966
Total revenues from contracts with customers	884,559	312,800	1,197,359
Alternative revenue programs	(5,469)	2,313	(3,156)
Other electric operating revenues	151,595	—	151,595
Total Electric Operating Revenues	$1,030,685	$315,113	$1,345,798

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

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $98.6 million at September 30, 2021 and $86.2 million at December 31, 2020 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). The Company had no contract assets as of September 30, 2021 or December 31, 2020. Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer's capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. PNMR's, PNM's, and TNMP's contract liabilities and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

related revenues are insignificant for all periods presented. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and nine months ended September 30, 2021, PNM paid $5.0 million and $14.9 million for fixed charges and $0.7 million and $1.6 million for variable charges. For the three and nine months ended September 30, 2020, PNM paid $5.0 million and $15.0 million for fixed charges and $0.3 million and $1.2 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating revenues	$5,719	$5,278	$16,425	$16,126
Operating expenses	1,490	1,725	4,782	4,904
Earnings attributable to non-controlling interest	$4,229	$3,553	$11,643	$11,222

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	September 30,	December 31,
	2021	2020
	(In thousands)
Current assets	$3,981	$3,911
Net property, plant, and equipment	53,617	55,744
Total assets	57,598	59,655
Current liabilities	1,184	646
Owners’ equity – non-controlling interest	$56,414	$59,009

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
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support constitute PNMR’s maximum exposure to loss from the VIE at September 30, 2021.

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

In the third quarter of 2021, PNM entered into three agreements to purchase power from third parties at a fixed price in order to ensure that customer demand during the 2022 summer peak load period is met. Two of the agreements, the purchase of 85 MW from June through September 2022 and the purchase of 40 MW for the full year of 2022, are not considered derivatives because there are no notional amounts due to the unit-contingent nature of the agreements. The third agreement for the purchase of 150 MW firm power in June and September 2022 meets the definition of an economic hedge described below and has been accounted for accordingly.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the nine months ended September 30, 2021 and the year ended December 31, 2020, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as regulatory assets and liabilities. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	September 30, 2021	December 31, 2020
	(In thousands)
Other current assets	$753	$1,096
Other deferred charges	—	455
	753	1,551
Other current liabilities	(2,703)	(1,096)
Other deferred credits	—	(455)
	(2,703)	(1,551)
Net	$(1,950)	$—

Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the table above are equal amounts of current assets and current liabilities aggregating $0.7 million at September 30, 2021. All of the assets and liabilities in the table above at December 31, 2020 result from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery.

As discussed above, PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes less than $0.1 million in current assets and $2.0 million of current liabilities related to this plan at September 30, 2021. There were no amounts hedged under this plan as of December 31, 2020.

At September 30, 2021 and December 31, 2020, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at both September 30, 2021 and December 31, 2020, amounts posted as cash collateral under margin arrangements were $0.5 million, which is included in other current assets on the Condensed Consolidated Balance Sheets. At both September 30, 2021 and December 31, 2020, obligations to return cash collateral were $0.9 million, which is included in other current liabilities and other deferred credits on the Condensed Consolidated Balance Sheets.

The effects of mark-to-market commodity derivative instruments on PNM’s revenues and cost of energy during the three and nine months ended September 30, 2021 and 2020 were less than $0.1 million. Commodity derivatives had no impact on OCI for any of the periods presented.

PNM's net buy (sell) volume positions for energy were 111,512 MWh and zero MWh at September 30, 2021 and December 31, 2020. PNM had no open gas commodity volume positions at September 30, 2021 or December 31, 2020.

PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At September 30, 2021 and December 31, 2020, PNM had no such contracts in a net liability position.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At September 30, 2021 and December 31, 2020, the fair value of investment securities included $392.2 million and $379.2 million for the NDT and $63.2 million and $60.9 million for the mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At September 30, 2021 and December 31, 2020, PNM had no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings. Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$(309)	$90	$5,931	$4,131
Net gains (losses) from equity securities still held	(3,153)	8,545	2,388	2,991
Total net gains (losses) on equity securities	(3,462)	8,635	8,319	7,122
Available-for-sale debt securities:
Net gains (losses) on debt securities	5,410	5,766	7,789	(3,950)
Net gains on investment securities	$1,948	$14,401	$16,108	$3,172

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $0.6 million and $1.2 million for the three and nine months ended September 30, 2021 and $4.2 million and $(4.5) million for the three and nine months ended September 30, 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Proceeds from sales	$128,683	$134,567	$396,870	$489,218
Gross realized gains	$10,986	$12,998	$30,290	$30,085
Gross realized (losses)	$(6,527)	$(11,374)	$(17,776)	$(25,411)

At September 30, 2021, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$26,085
After 1 year through 5 years	77,703
After 5 years through 10 years	93,532
After 10 years through 15 years	21,475
After 15 years through 20 years	13,858
After 20 years	33,306
$265,959

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

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of September 30, 2021 and December 31, 2020. Management of the Company independently verifies the information provided by pricing services.

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
September 30, 2021
Cash and cash equivalents	$8,229	$8,229	$—
Equity securities:
Corporate stocks, common	99,681	99,681	—
Corporate stocks, preferred	9,046	3,256	5,790
Mutual funds and other	72,494	72,404	90
Available-for-sale debt securities:
U.S. government	44,408	14,914	29,494	$270
International government	16,925	—	16,925	1,782
Municipals	47,860	—	47,860	1,896
Corporate and other	156,766	—	156,766	14,351
	$455,409	$198,484	$256,925	$18,299

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

The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
September 30, 2021	(In thousands)
PNMR	$3,500,233	$3,724,723
PNM	$1,732,442	$1,834,677
TNMP	$918,074	$1,040,046

December 31, 2020
PNMR	$3,295,150	$3,355,761
PNM	$1,696,620	$1,602,547
TNMP	$853,673	$1,006,722

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2021, PNMR had unrecognized expense related to stock awards of $5.2 million, which is expected to be recognized over an average of 1.7 years.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the nine months ended September 30, 2021:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2020	168,061	$40.77
Granted	213,515	43.48
Exercised	(210,572)	40.73
Forfeited	(1,741)	43.72
Outstanding at September 30, 2021	169,263	$43.71

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Nine Months Ended September 30,
Restricted Stock	2021	2020
Weighted-average grant date fair value	$43.48	$36.73
Total fair value of restricted shares that vested (in thousands)	$10,018	$11,740

Stock Options
Total intrinsic value of options exercised (in thousands)	$—	$84

(9)   Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities, term loans, and other debt agreements contains a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR agreements this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities, term loans, and other debt agreements generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

Financing Activities

At December 31, 2020, PNM had $146.0 million of outstanding PCRBs, which have a final maturity of April 1, 2033. These PCRBs were subject to mandatory tender on October 1, 2021 and were successfully remarketed to new investors on that date. The $146.0 million PCRBs bear interest at a fixed rate of 2.15% until their final maturity.

On September 23, 2021, PNM entered into an agreement (the "PNM September 2021 Note Purchase Agreement") with institutional investors for the sale and issuance of $150.0 million aggregate principal amount of two series of Senior Unsecured Notes (the "PNM September 2021 SUNs") to be offered in private placement transactions. The PNM September 2021 SUNs will be issued on or before December 30, 2021. PNM will issue $50.0 million of the PNM September 2021 SUNs at 2.29%, due December 30, 2031, and another $100.0 million at 2.97%, due December 30, 2041. Proceeds from the PNM September 2021 SUNs will be used for funding of capital expenditures, including the purchase of the Western Spirit transmission line, repayment of existing indebtedness, and for general corporate purposes. The PNM September 2021 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM September 2021 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM September 2021 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM September 2021 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On July 14, 2021, TNMP entered into an agreement (the "TNMP 2021 Bond Purchase Agreement") with institutional investors for the sale of $65.0 million aggregate principal amount of one series of TNMP first mortgage bonds (the "TNMP 2021 Bonds") offered in private placement transactions. On August 16, 2021, TNMP issued all $65.0 million of the TNMP 2021 Bonds at 2.44% with a maturity of August 15, 2035 and used the proceeds to repay existing debt and for other corporate purposes. The TNMP 2021 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indenture governing the TNMP 2021 Bonds. The terms of the supplemental indenture governing the TNMP 2021 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2021 Bonds at par. However, the definition of change of control in the supplemental indenture governing the TNMP 2021 Bonds will not be triggered by the closing of the Merger. TNMP has the right to redeem any or all of the TNMP 2021 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 14, 2021, PNM entered into an agreement (the "PNM 2021 Note Purchase Agreement") with institutional investors for the sale and issuance of $160.0 million aggregate principal amount of two series of Senior Unsecured Notes (the "PNM 2021 SUNs") offered in private placement transactions. The PNM 2021 SUNs were issued on July 14, 2021. PNM issued $80.0 million of the PNM 2021 SUNs at 2.59%, due July 15, 2033, and another $80.0 million at 3.14%, due July 15, 2041. Proceeds from the PNM 2021 SUNs were used to repay the total amount of $160.0 million of PNM's 5.35% SUNs, at par, earlier than their scheduled maturity of October 1, 2021. The PNM 2021 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM 2021 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM 2021 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM 2021 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On June 18, 2021, PNM entered into a $75.0 million term loan (the "PNM 2021 Term Loan") between PNM and Bank of America, N.A., as lender. The PNM 2021 Term Loan was used to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes. The PNM 2021 Term Loan bears interest at a variable rate, which was 0.91% at September 30, 2021 and matures on December 18, 2022.

On May 18, 2021, PNMR entered into a $1.0 billion delayed-draw term loan agreement (the “PNMR 2021 Delayed-Draw Term Loan”), among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. Initially PNMR drew $850.0 million to repay and terminate existing indebtedness including the $150.0 million PNMR 2019 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, the $150.0 million PNMR 2020 Term Loan, $92.1 million in borrowings under the PNMR Revolving Credit Facility, the $65.0 million PNMR Development Term Loan, and $40.0 million in borrowings under the PNMR Development Revolving Credit Facility, which was then terminated. Draws on the PNMR 2021 Delayed-Draw Term Loan bear interest at a variable rate, which was 0.94% at September 30, 2021, and mature on May 18, 2023.

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

On April 24, 2020, TNMP entered into an agreement (the "TNMP 2020 Bond Purchase Agreement") with institutional investors for the sale of $185.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the "TNMP 2020 Bonds") offered in private placement transactions. TNMP issued $110.0 million of TNMP 2020 Bonds on April 24, 2020 and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. TNMP issued the remaining $75.0 million of TNMP 2020 Bonds on July 15, 2020 and used the proceeds from that issuance to repay borrowings under the TNMP Revolving Credit facility and for other corporate purposes. The TNMP 2020 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the indenture governing the TNMP 2020 Bonds. The terms of the supplemental indenture governing the TNMP 2020 Bonds include the customary covenants discussed above. In the event of a change of control, including the closing of the Merger, TNMP will be required to offer to prepay the TNMP 2020 Bonds at par. TNMP has the right to redeem any or all of the TNMP 2020 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

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

On April 30, 2020, PNM entered into an agreement (the "PNM 2020 Note Purchase Agreement") with institutional investors for the sale of $200.0 million aggregate principal amount of senior unsecured notes offered in private placement transactions. Under the agreement, on April 30, 2020, PNM issued $150.0 million aggregate principal amount of its 3.21% senior unsecured notes, Series A, due April 30, 2030, and $50.0 million of its aggregate principal amount of its 3.57% senior unsecured notes, Series B, due April 29, 2039 (the "PNM 2020 SUNs"). PNM used $100.0 million of proceeds from the PNM 2020 SUNs to repay an equal amount of the PNM 2020 Term Loan. The remaining $100.0 million of the PNM 2020 SUNs

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

were used to repay borrowings on the PNM Revolving Credit Facility and for other corporate purposes. The PNM 2020 Note Purchase Agreement includes the customary covenants discussed above. Although there are customary change of control provisions in the PNM debt agreements, including the PNM 2020 Note Purchase Agreement, the change of control provisions in these agreements are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM 2020 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

At December 31, 2019, PNM had $40.0 million of outstanding PCRBs, which have a final maturity of June 1, 2040 and two series of outstanding PCRBs of $39.3 million and $21.0 million, which have a final maturity of June 1, 2043. These PCRBs, aggregating $100.3 million, were subject to mandatory tender on June 1, 2020. On June 1, 2020, PNM purchased these PCRBs utilizing borrowings under the PNM Revolving Credit Facility and converted the PCRBs to the weekly mode. PNM held these PCRBs (without legally canceling them) until July 1, 2020, when they were remarketed in the weekly mode (the "PNM Floating Rate PCRBs") and PNM used the remarketing proceeds to repay the revolver borrowings. PNM Floating Rate PCRBs in the weekly mode bore interest at rates that were reset weekly, giving investors the option to return the PCRBs for remarketing to new investors upon 7 days' notice. At September 30, 2021, this rate was 0.11%. A corresponding portion of the borrowing capacity under the PNM Revolving Credit Facility was reserved to support the investors' option to return the PNM Floating Rate PCRBs upon 7 days' notice. On October 1, 2021 PNM converted the PNM Floating Rate PCRBs to a fixed rate period and successfully remarketed them to new investors ("PNM 2021 Fixed Rate PCRBs"). The PNM 2021 Fixed Rate PCRBs now bear interest at 0.875% and are subject to mandatory tender on October 1, 2026.

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

On October 26, 2020, PNMR, TNMP and PNMR Development entered into amendment agreements with the lender parties thereto to amend the definition of "Change of Control" such that the entry into the Merger Agreement would not constitute a Change of Control and to waive the Event of Default arising from entry into the Merger Agreement. On September 15, 2021, PNMR and TNMP entered into amendment agreements with the lender parties thereto to further amend the definition of "Change of Control" such that the closing of the Merger does not constitute a Change of Control. The Change of Control provisions in the PNM debt agreements, PNM note purchase agreements, and TNMP 2021 Bond Purchase Agreement are not triggered by the closing of the Merger and did not require amendment.

The documents governing TNMP's aggregate $750.0 million of outstanding 2014 to 2020 First Mortgage Bonds ("TNMP FMBs") obligated TNMP to offer, within 30 business days following the signing of the Merger Agreement, to prepay all $750.0 million outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. TNMP made such offer to prepay the TNMP FMBs in accordance with the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

terms of the TNMP FMBs, and none of the holders of the TNMP FMBs accepted TNMP’s offer. The documents governing the 2014 to 2020 TNMP FMBs require TNMP to make another offer, within 30 business days of closing of the Merger, to prepay all $750.0 million outstanding TNMP FMBs at par. TNMP will make such offer to prepay all $750.0 million outstanding TNMP FMBs in accordance with the terms of the TNMP FMBs; however, holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay. As discussed above, the supplemental indenture that governs the TNMP 2021 Bonds excludes the Merger from the definition of Change of Control.

The TNMP FMBs are not registered under the Securities Act and may not be offered or sold in the United States absent registration or applicable exemption from registration requirements and applicable state laws. The information in this Quarterly Report on Form 10-Q is for informational purposes only and is neither an offer to purchase, nor a solicitation of an offer to sell, subscribe for or buy any securities in any jurisdiction pursuant to the proposed transactions or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. Similar to the offer to prepay made after signing the Merger Agreement, the post-Merger closing offer to prepay the TNMP FMBs will be made only pursuant to an offer to prepay, which will set forth the terms and conditions of the offer to prepay.

At September 30, 2021, variable interest rates were 0.94% on the PNMR 2021 Delayed-Draw Term Loan that matures in May 2023, 0.91% on the PNM 2021 Term Loan that matures in December 2022, and 0.11% on the PNM Floating Rate PCRBs in the weekly mode.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. Both facilities currently expire on October 31, 2023 and contain options to be extended through October 2024, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds that matures on September 23, 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. PNMR Development had a $40.0 million revolving credit facility that was set to expire on January 31, 2022. As discussed above, on May 18, 2021, the PNMR Development Revolving Credit Facility was terminated. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates.

Short-term debt outstanding consists of:

	September 30,	December 31,
Short-term Debt	2021	2020
	(In thousands)
PNM:
PNM 2017 New Mexico Credit Facility	$—	$10,000

PNMR:
PNMR Revolving Credit Facility	13,900	12,000
PNMR Development Revolving Credit Facility	—	10,000
	$13,900	$32,000

At September 30, 2021, the weighted average interest rate was 1.58% for the PNMR Revolving Credit Facility. There were no borrowings outstanding under the PNM Revolving Credit Facility, the PNM 2017 New Mexico Revolving Credit Facility, or the TNMP Revolving Credit Facility at September 30, 2021.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.4 million, $2.2 million, and zero at September 30, 2021 that reduce the available capacity under their respective revolving credit facilities. The above table excludes intercompany debt. As of September 30, 2021 and December 31, 2020, neither PNM nor TNMP had any intercompany borrowings from PNMR. PNMR Development had $0.1 million and $0.3 million in intercompany borrowings from PNMR at September 30, 2021 and December 31, 2020. PNMR had no intercompany borrowings from PNM, TNMP, or PNMR Development at either of September 30, 2021 or December 31, 2020.

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

At October 22, 2021, PNMR, PNM, and TNMP had availability of $286.0 million, $397.8 million, and $75.0 million under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. PNM also had $40.0 million of availability under the PNM 2017 New Mexico Credit Facility. Total availability at October 22, 2021, on a consolidated basis, was $798.8 million for PNMR. As of October 22, 2021, PNM and TNMP had no borrowings from PNMR under their intercompany loan agreements however, PNMR Development had $0.2 million in borrowings from PNMR. PNMR had no borrowings from PNM, TNMP, or PNMR Development. At October 22, 2021, PNMR, PNM, and TNMP had invested cash of $0.9 million, $61.8 million, and $11.4 million.

The Company’s debt arrangements have various maturities and expiration dates. PNM has $104.5 million of PCRBs that must be repriced in June 2022. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

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

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2021	2020	2021	2020	2021	2020
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$5	$9	$—	$—
Interest cost	4,036	4,985	476	613	90	123
Expected return on plan assets	(7,133)	(7,363)	(1,042)	(1,387)	—	—
Amortization of net loss	4,541	4,465	—	87	99	101
Amortization of prior service cost	—	(138)		—	—	—
Net Periodic Benefit Cost (Income)	$1,444	$1,949	$(561)	$(678)	$189	$224

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2021	2020	2021	2020	2021	2020
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$18	$29	$—	$—
Interest cost	12,107	14,956	1,430	1,840	271	367
Expected return on plan assets	(21,398)	(22,089)	(3,125)	(4,161)	—	—
Amortization of net loss	13,624	13,395	—	261	296	302
Amortization of prior service cost	—	(415)	—	—	—	—
Net Periodic Benefit Cost (Income)	$4,333	$5,847	$(1,677)	$(2,031)	$567	$669

PNM did not make any contributions to its pension plan trust in the nine months ended September 30, 2021 and 2020 and does not anticipate making any contributions to the pension plan in 2021 through 2026 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 2.9%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the nine months ended September 30, 2021 and 2020, however, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $1.0 million and $2.7 million for the three and nine months ended September 30, 2021 and $1.0 million and $3.1 million in the three and nine months ended September 30, 2020. These payments are expected to total $3.4 million in 2021 and $15.1 million for 2022-2026. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.3 million and $1.1 million in the three and nine months ended September 30, 2021 and $0.3 million and $1.1 million for the three and nine months ended September 30, 2020 and are expected to total $1.3 million during 2021 and $6.0 million for 2022-2026.

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2021	2020	2021	2020	2021	2020
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$12	$12	$—	$—
Interest cost	435	545	77	93	4	6
Expected return on plan assets	(795)	(821)	(101)	(136)	—	—
Amortization of net (gain) loss	311	315	(81)	(81)	8	6
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(49)	$39	$(93)	$(112)	$12	$12

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2021	2020	2021	2020	2021	2020
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$34	$35	$—	$—
Interest cost	1,306	1,633	231	280	13	17
Expected return on plan assets	(2,386)	(2,463)	(304)	(404)	—	—
Amortization of net (gain) loss	935	944	(242)	(243)	25	18
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(145)	$114	$(281)	$(332)	$38	$35
TNMP did not make any contributions to its pension plan trust in the nine months ended September 30, 2021 and 2020 and does not anticipate making any contributions to the pension plan in 2021 through 2026 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 2.9%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and nine months ended September 30, 2021 and 2020 and does not expect to make contributions to the OPEB trust during the period 2021-2026. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero in the three and nine months ended September 30, 2021 and 2020 and are expected to total $0.1 million during 2021 and $0.4 million in 2022-2026.

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

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At September 30, 2021 and December 31, 2020, PNM had a liability for interim storage costs of $13.0 million and $12.8 million, which is included in other deferred credits.

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

On December 20, 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. On August 20, 2019, EPA finalized the draft guidance that was released in 2016 as a companion to the regional haze rule revisions, and EPA clarified that guidance in a memorandum issued on July 8, 2021. SIPs for the second planning period were due in July 2021. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM will retire its share of SJGS in 2022. NMED's current timeline indicates the SIP will be submitted between September 2021 and January 2022. PNM cannot predict the outcome of these matters with respect to Four Corners.

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

However, on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al. regarding challenges to the ACE Rule. The DC Circuit vacated the ACE Rule and remanded the record back to the EPA for further consideration consistent with its opinion, finding that EPA misinterpreted the CAA when it determined that the language of section 111 unambiguously barred consideration of emissions reductions options that were not applied at the source. Four petitions for writ of certiorari were filed in the U.S. Supreme Court seeking review of the DC Circuit’s January opinion vacating EPA’s repeal and replacement of the Obama Administration’s Clean Power Plan regulations for controlling carbon emissions from existing power plants. The petitioners include 1) West Virginia and 18 other states that had intervened to defend the ACE Rule, 2) North American Coal Corporation, 3) North Dakota (separately from the other states), and 4) Westmoreland Mining Holdings LLC. Several briefs were filed in support of the certiorari petitions. After receiving an extension from the DC Circuit, EPA filed its response on August 5, 2021. Briefing was completed on August 24, 2021 on the four petitions for writ.

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

While corresponding NSR reform regulations were proposed as part of the proposed ACE Rule, the final rule did not include such reform measures. Unrelated to the ACE Rule, EPA issued a proposed rule on August 1, 2019, to clarify one aspect of the pre-construction review process for evaluating whether the NSR permitting program would apply to a proposed project at an existing source of emissions. The final rule on NSR Project Emissions Accounting became effective on December 24, 2020, clarifying that both emissions increases and decreases resulting from a project are to be considered in determining whether the proposed project will result in an increase in air emissions. The Biden Administration denied a petition for reconsideration of the rule on October 12, 2021, but indicated that it plans to initiate a new rulemaking to address the issues raised by the petitioners.

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

On August 11, 2015, EPA released the Data Requirements Rule for SO2, telling states how to model or monitor to determine attainment or nonattainment with the new 1-hour SO2 NAAQS.  NMED submitted the first annual report for SJGS as required by the Data Requirements Rule in June 2018. That report recommended that no further modeling was warranted due to decreased SO2 emissions. NMED submitted the second and third annual modeling report to EPA in July 2019 and July 2020. Those reports retained the recommendation that no further modeling is needed at this time and are subject to EPA review.

On February 25, 2019, EPA announced its final decision to retain, without changes, the primary health-based NAAQS for SO2. Specifically, EPA will retain the current 1-hour standard for SO2, which is 75 parts per billion, based on the 3-year average of the 99th percentile of daily maximum 1-hour SO2 concentrations.

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

On November 22, 2019, EPA issued findings that several states, including New Mexico, had failed to submit interstate transport SIPs for the 2015 8-hour ozone NAAQS. In response, in December 2019, NMED published the Public Review Draft of the New Mexico 2013 NAAQS Good Neighbor SIP that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard.

NMED has responsibility for bringing the small area in Doña Ana County designated as marginal/non-attainment for ozone into compliance and will look at all sources of NOx and volatile organic compounds. NMED has submitted the required elements for the Sunland Park Ozone Nonattainment Area SIP. This includes a transportation conformity demonstration, a 2017 baseline emissions inventory and emissions statement, and an amendment to the state's Nonattainment Permitting rules at 20.2.79 New Mexico Administrative Code to conform to EPA's SIP Requirements Rule for 2015 Q3 NAAQS (i.e., "implementation rule").

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The SIP elements had staggered deadlines and were done in three submissions; 1) the transportation conformity demonstration was completed by the El Paso Metropolitan Planning Organization on behalf of New Mexico in 2019, which is responsible for transportation planning in that area. The submission received concurrence from EPA and the Federal Highway Administration; 2) the emissions inventory and statement SIP was submitted to EPA in September 2020; and 3) the Nonattainment New Source Review SIP was submitted to EPA on August 10, 2021.

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

PM Standard – On January 30, 2020, EPA published in the Federal Register a notice announcing the availability of a final Policy Assessment for the Review of the NAAQS for Particulate Matter (the "Final PA"). The final assessment was prepared as part of the review of the primary and secondary PM NAAQS. In the assessment, EPA recommended lowering the primary annual PM2.5 standard to between 8 µg/m3 and 10 µg/m3. However, on April 30, 2020, EPA published a proposed rule to retain the current standards for PM due to uncertainties in the data relied upon in the Final PA. EPA accepted comments on the proposed rule through June 29, 2020. On December 7, 2020, EPA announced it will retain, without revision, the existing primary (health-based) and secondary (welfare-based) NAAQS for PM, and EPA published a notice of that final action on December 18, 2020, making it immediately effective. On January 14, 2021, several states and New York City filed a petition for review in the DC Circuit, challenging EPA’s final rule retaining the current primary and secondary PM NAAQS. On February 9, 2021, a similar lawsuit was filed by the Center for Biological Diversity in the DC Circuit. On June 10, 2021, EPA announced that it will reconsider the previous administration’s December 2020 decision to retain the current primary and secondary PM NAAQS and on October 8, 2021, EPA announced the release of a new draft policy assessment (the "Draft PA"). Like the Final PA, the Draft PA states that available scientific evidence and technical information indicate that the current standards may not be adequate to protect public health and welfare, as required by the Clean Air Act. EPA anticipates issuing a proposed rule in summer 2022 and a final rule in spring 2023.

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

On September 18, 2017, EPA published a final rule for postponement of certain compliance dates. The rule postponed the earliest date on which compliance with the Effluent Limitation Guidelines for these waste streams would be required from November 1, 2018 until November 1, 2020. On November 22, 2019, EPA published a proposed rule revising the original Effluent Limitation Guidelines while maintaining the compliance dates. Comments were due January 21, 2020. On October 13, 2020, EPA published in the Federal Register the final Steam Electric Effluent Limitation Guidelines and standards for the Steam Electric Power Generating Point Source Category, revising the final 2015 guidelines for both flue gas desulfurization wastewater and bottom ash transport water. The rule will require compliance with new limits as soon as possible on or after October 13, 2021, but no later than December 31, 2025.

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

On July 30, 2018, EPA published a rule that constitutes “Phase One, Part One” of its ongoing reconsideration and revision of the April 17, 2015 CCR rule. The final Phase One, Part One rule includes two types of revisions. The first revision extended the deadline to allow EGUs with unlined impoundments or that fail to meet the uppermost aquifer requirement to continue to receive coal ash until October 31, 2020. This deadline was again extended by subsequent amendments. The rule also authorized a “Participating State Director” or EPA to approve suspension of groundwater monitoring requirements and to issue certifications related to the location restrictions, design criteria, groundwater monitoring, remedy selection and implementation. The rule also modified groundwater protection standards for certain constituents, which include cobalt, molybdenum, lithium, and lead without a maximum contamination level.

On August 14, 2019, EPA published a second round of revisions, which are commonly referred to as the “Phase Two” revisions. Phase Two proposed revisions to reporting and accessibility to public information, the "CCR piles" and "beneficial use" definitions and the requirements for management of CCR piles. EPA has reopened and extended the Phase Two comment several times. Most recently, on March 12, 2021, EPA reopened the comment period on its prior notice that announced the availability of new information and data pertaining to the Phase Two proposed rule. EPA extended the comment period for an additional 60 days, until May 11, 2021. EPA has not yet finalized provisions in Phase Two related to beneficial use of CCR and CCR piles. It is anticipated EPA will issue proposed and final rules addressing these issues in 2022.

Since promulgating its Phase Two proposal, EPA has finalized two other rules addressing various CCR rule provisions. On December 2, 2019, EPA promulgated its proposed Holistic Approach to Closure Part A ("Part A"), which proposed a new deadline of August 31, 2020 for companies to initiate closure of unlined CCR impoundments. In accordance with the DC Circuit Court of Appeals’ vacatur of portions of the CCR Rule, Part A also proposed changing the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”. In addition, Part A delineated a process for owners/operators to submit requests for alternative closure deadlines based on lack of alternate disposal capacity. EPA issued the final Part A on August 28, 2020, which became effective on September 28, 2020. This rule finalized the classification of soil-lined and clay-lined surface impoundments as unlined, thus, triggering closure or retrofit requirements for those impoundments. The final Part A also gave operators of unlined impoundments until April 11, 2021 to cease receipt of waste at these units and initiate closure.

On March 3, 2020, EPA issued the proposed Holistic Approach to Closure Part B ("Part B"), which delineated the process for owners/operators to submit alternate liner demonstrations for clay-lined surface impoundments that could otherwise meet applicable requirements. Part B also proposed regulations addressing beneficial use for closure of surface impoundments. On November 12, 2020, EPA issued the final Part B rule, which became effective December 14, 2020. This rule did not include beneficial use of CCR for closure, which EPA explains will be addressed in subsequent rulemaking actions. EPA intends to issue several other rulemakings covering legacy ponds and finalizing parts of previously proposed rules. These proposed rules and final rules are expected in 2022.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Utilities that own or operate CCR disposal units, such as those at Four Corners, as indicated above, were required to collect sufficient groundwater sampling data to initiate a detection monitoring program.  Four Corners completed the analysis for its CCR disposal units, which identified several units that will need corrective action or will need to cease operations and initiate closure by April 11, 2021. As part of this assessment, Four Corners will continue to gather additional groundwater data and perform remedial evaluations. At this time, PNM does not anticipate its share of the cost to complete these corrective actions to close the CCR disposal units, or to gather and perform remedial evaluations on groundwater at Four Corners, will have a significant impact on its operations, financial position, or cash flows.

Other Commitments and Contingencies
Coal Supply

SJGS

The coal requirements for SJGS are supplied by WSJ LLC. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid the current San Juan mine owner and operator, WSJ LLC, for certain coal mined but not yet delivered to the plant site. At September 30, 2021 and December 31, 2020, prepayments for coal, which are included in other current assets, amounted to $21.9 million and $26.3 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

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

WSJ LLC notified PNM in mid-July that it had encountered unfavorable geologic conditions that were impeding longwall progress in the San Juan Mine. On August 17, 2021, WSJ LLC issued a formal notice of non-normal conditions due to WSJ LLC’s inability to maintain a reserve of coal at required levels. WSJ LLC also notified PNM that these geologic complications constituted a force majeure event that was preventing WSJ LLC from satisfying its obligation to maintain required coal inventory levels. Although geologic conditions are reportedly improving, PNM does not know whether reduced levels of coal inventory may continue until normal conditions recur in the longwall panel or whether the period of non-normal conditions will impact full load operations through the remainder of the year.

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

NTEC has contracted with Bisti Fuels Company, LLC, a subsidiary of The North American Coal Corporation, for management and operation of the mine. Under the CSA, NTEC has the right after a specified period to request approval from the Four Corners owners to replace Bisti Fuels Company as mine manager with NTEC’s internal resources and perform all or some mine management functions. APS granted approval on behalf of the owners on June 16, 2021, subject to certain credit assurance requirements. On June 17, 2021, NTEC notified The North American Coal Corporation that the contract mining agreement between Bisti Fuels Company and NTEC is terminated effective September 30, 2021. NTEC assumed direct operations at Navajo Mine on October 1, 2021.

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

Based on the most recent estimates, PNM’s remaining payments as of September 30, 2021, for mine reclamation, in future dollars, are estimated to be $75.4 million for the surface mines at both SJGS and Four Corners and $35.1 million for the underground mine at SJGS. At September 30, 2021 and December 31, 2020, liabilities, in current dollars, of $68.3 million and $71.7 million for surface mine reclamation and $27.5 million and $26.1 million for underground mine reclamation were recorded in other deferred credits.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As discussed in Note 16 of the Notes to the Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K, as part of the restructuring of SJGS ownership, the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $3.2 million in 2020 and, based on PNM’s reclamation trust fund balance at September 30, 2021, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $4.8 million in 2021, $6.2 million in 2022, and zero in 2023.

Under the Four Corners CSA, PNM is required to fund its ownership share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.0 million in 2020 and $2.2 million in 2021, and anticipates providing additional funding of $2.1 million in each of the years from 2022 through 2024. As discussed above, under the terms of the Four Corners Purchase and Sale Agreement with NTEC, PNM will make its final reclamation payment to NTEC based on the reclamation study in 2024 and will have no further obligations regarding the mine reclamation.

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

PVNGS Liability and Insurance Matters

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. In accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $13.5 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers. The remaining $13.1 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, as of September 30, 2021, PNM’s maximum potential retrospective premium assessment per incident for all three units is $42.1 million, with a maximum annual payment limitation of $6.2 million, to be adjusted periodically for inflation.

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

Navajo Nation Allottee Matters

In September 2012, 43 landowners filed a notice of appeal with the Bureau of Indian Affairs (“BIA”) appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The landowners claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation and allege that PNM is a rights-of-way grantee with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The allottees generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. The allottees filed a motion to dismiss their appeal with prejudice, which was granted in April 2014. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested. The

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. On July 13, 2015, PNM filed a condemnation action in the NM District Court regarding the approximately 15.49 acres of land at issue. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM filed a motion for reconsideration of this ruling, which was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. Both matters have been consolidated. Oral argument before the Tenth Circuit was heard on January 17, 2017. On May 26, 2017, the Tenth Circuit affirmed the district court. On July 8, 2017, PNM filed a Motion for Reconsideration en banc with the Tenth Circuit, which was denied. The NM District Court stayed the case based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. On November 20, 2017, PNM filed its petition for writ of certiorari with the US Supreme Court, which was denied. The underlying litigation continues in the NM District Court. On March 27, 2019, several individual allottees filed a motion for partial summary judgment on the issue of trespass. The Court held a hearing on the motion on June 18, 2019, and took the motion under advisement. The parties have reached an agreement in principle. The parties are negotiating the specific terms of the settlement documents. PNM cannot yet determine the outcome of these matters.

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

Texas Winter Storm

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. Various regulatory and governmental entities are conducting, or have announced they may conduct, inquiries, investigations and other reviews of the Texas winter storm event. Entities that have announced that they plan to conduct or are conducting such inquiries, investigations and other reviews include FERC, NERC, Texas Reliability Entity Inc., ERCOT, the Texas Legislature, the Texas Attorney General, the PUCT, and the Galveston County District Attorney. Further, lawsuits have been filed against various market participants relating to the power outages resulting from the Texas winter storm, including TNMP. As a utility operating during the Texas winter storm event, there is a risk TNMP could be named in additional lawsuits in the future. TNMP intends to vigorously defend itself against any claims raised. TNMP has deferred bad debt expense from defaulting REPs to a regulatory asset totaling $0.8 million at September 30, 2021, and will seek recovery in a general rate case. At this time, the Company does not expect significant financial impacts related to this event, however, it cannot predict the outcome of such matters or the impact on the ERCOT market.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 11 MW
•Solar distributed generation, aggregating 190.8 MW at September 30, 2021, owned by customers or third parties from whom PNM purchases any net excess output and RECs

Renewable Energy Rider

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2020 renewable energy procurement plan, which became effective on January 1, 2021, PNM proposed to collect $67.8 million for the year. The NMPRC approved recovery of $65.5 million through the rider, reflecting the rejection of PNM's request to recover the $2.3 million Sky Blue regulatory asset in 2021. PNM recorded revenues from the rider of $13.0 million and $44.4 million in the three and nine months ended September 30, 2021, and $12.0 million and $42.3 million in the three and nine months ended September 30, 2020. On June 1, 2021 PNM filed its renewable energy procurement plan for 2022 which proposes to collect $66.9 million for the year. PNM is not proposing any new procurements in the plan but is proposing to retire a small number of RECs in 2022 from resources that have not been previously approved as part of the RPS plan. The NMPRC assigned this matter to a hearing examiner and a hearing was held on September 30, 2021. On October 15, 2021, NMPRC Staff and PNM jointly filed the post-hearing brief stating that pending issues to the case had been resolved with PNM agreeing to certain compliance provisions. On October 20, 2021, the hearing examiner issued an order regarding briefing and exceptions stating that the forthcoming recommended decision should be uncontroversial and time offered for exceptions will likely be minimal.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2020 IRP

NMPRC rules required PNM to file its 2020 IRP in July 2020. On March 16, 2020, PNM filed a motion to extend the deadline to file its 2020 IRP to six months after the NMPRC issues a final order approving a replacement resource portfolio and closes the docket in the bifurcated SJGS Abandonment Application and replacement resource proceedings. On April 8, 2020, the NMPRC approved PNM's motion to extend the deadline to file its 2020 IRP as requested. On January 29, 2021, PNM filed its 2020 IRP addressing the 20-year planning period from 2020 through 2040. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024. The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth. On May 24, 2021, the hearing examiner issued a procedural schedule and required PNM, upon request, to provide modeling data and assumptions to parties within two weeks. Additionally, PNM is required upon request, to run modeling or provide reasonable access to PNM virtual machines at PNM's expense. The alternative modeling deadline concluded on August 30, 2021 and Staff's recommendation is due on November 11, 2021.
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

On September 28, 2020, PNM filed its application for approval of the final executed contracts for the replacement resources. In addition, PNM provided updated cost estimates of $8.1 million for the SJGS replacement resources, based on the NMPRC authorization to create regulatory assets granted in the abandonment order, which it plans to seek recovery of in a future general rate case. On November 13, 2020, the hearing examiner issued a recommended decision recommending approval of a 200 MW solar PPA combined with a 100 MW battery storage agreement and a 100 MW solar PPA combined with a 30 MW battery storage agreement. On December 2, 2020, the NMPRC issued an order adopting the recommended decision in its entirety. On May 24, 2021, PNM filed a notice that informed the NMPRC that a solar PPA for 100 MW with battery storage of 30 MW, which was approved as a replacement resources for SJGS, will not be completed in time to serve PNM’s load during the 2022 summer peak season. On July 22, 2021, PNM filed notice to the NMPRC that as a result of supply chain delays, two additional approved replacement resource projects will not be fully completed in time to serve load during the 2022 summer peak season. Specifically, a 200 MW solar PPA with battery storage of 100 MW will only have 50 MW of available capacity in June 2022 and then ramp up through the summer and fall, and a 300 MW solar PPA with battery storage of 150 MW will initially have only 150 MW of solar and 150 MW of battery storage available in June 2022 and is planned to ramp up to full capacity in September 2022. PNM's existing resources, including available reserves, may have been insufficient for 2022 summer peak load reliability considering these delays. As a result, PNM entered into three agreements to purchase power from third parties in the third quarter to ensure customer demand during the 2022 summer peak load period is met; the purchase of 85 MW, unit contingent from Four Corners for June through September of 2022; the purchase of 150 MW, firm power in June and September 2022; and the purchase of 40 MW, unit contingent from PVNGS Unit 3 for the full year of 2022.

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

On January 26, 2021, Sierra Club filed a motion in the Four Corners Abandonment Application requesting that the NMPRC order PNM to file supplemental testimony addressing the prudence of Four Corners investments or alternatively that the NMPRC dismiss the Four Corners Abandonment Application and permit PNM to refile after the prudence issue is resolved. In addition, on January 28, 2021, NEE and CFRE filed a motion requesting that the NMPRC dismiss the application, stating that approval of the abandonment would be contrary to the provision of the REA that prevents the sale of carbon dioxide emitting electricity-generating resources as a means of complying with the RPS, and that the Four Corners Abandonment Application does not demonstrate that the sale of 200 MW to NTEC will not result in a net detriment to public interest. On February 26, 2021, the hearing examiner issued an order on the sufficiency of the Four Corners Application finding that the application was deficient on its face and failed to adequately support whether or not the sale and transfer of PNM’s interest in Four Corners to NTEC is in the public interest. However, given the NMPRC’s preference to address Four Corners issues in the case, as well as PNM’s concession on filing an amended application, the hearing examiner did not recommend that the case be dismissed. The order required PNM to file an amended application by March 15, 2021; established that the nine-month period for review of the amended application shall start on the date of PNM’s filing of the amended application and run through December 15, 2021; required PNM to file supplemental testimony addressing the prudence of its investment in Four Corners; required PNM to more explicitly address the statutory standards for approval of the proposed transfer to NTEC; and required PNM to file a motion to withdraw the January 8, 2021 Four Corners Application. On March 15, 2021, PNM filed an amended application and supplemental testimony for the approval of the abandonment and transfer of Four Corners and issuance of a financing order pursuant to the ETA and a motion to withdraw the January 8, 2021 Four Corners Application. The amended application and supplemental testimony provided additional information to support PNM's request to abandon its interest in Four Corners and transfer that interest to NTEC, and also provided additional detail explaining how the proposed sale and abandonment provides a net public benefit. A hearing began August 31, 2021, briefs were filed October 1, 2021 and response briefs were filed October 13, 2021.

On May 17, 2021 NEE and CFRE ("Joint Movants") again filed motions to dismiss the case, providing reasons which include; PNM's failure to disclose the reason for the divestiture in the plant is the Merger; the application is deficient because PNM has failed to produce the seasonal operation agreement with the other Four Corners owners; and reiterated their prior view that PNM's amended application is contrary to the REA. Also on May 17, 2021, CCAE filed a motion to dismiss the case stating that PNM's application is devoid of any discussion of the assumption of liabilities by NTEC pertaining to PNM's share of Four Corners. On May 18, 2021, San Juan Citizens Alliance/Dine Care and the Native American Voters Alliance Education Project ("NAVAEP") filed a joinder supporting CCAE's motion. On June 1, 2021, PNM filed responses to the Joint Movants' and CCAE motions to dismiss and filed a motion to strike portions of the Joint Movants' and CCAE's motions to dismiss. PNM's motion states that the Joint Movants and CCAE rely upon materials beyond the pleadings in the case and within the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

record in other proceedings to support their motions. On June 14, 2021 the hearing examiner issued an order denying the motions to dismiss from NEE, CFRE and CCAE.

On October 30, 2020, NEE filed a formal complaint with the NMPRC seeking an investigation into the reasonableness and lawfulness of PNM’s continued reliance on “climate-altering and uneconomic coal” at Four Corners. NEE explained that they withdrew their Supreme Court appeal of the NM 2016 Rate Case under the notion that PNM would be filing a rate case in 2019 and they would be able to challenge the Four Corners expenditures in that case. NEE explained that because PNM has delayed its rate case several times, Four Corners has remained “imprudently” in rates. NEE asked that PNM be required to demonstrate that PNM’s investment in Four Corners was prudent. NEE stated if the NMPRC deems PNM’s investment as imprudent, ratepayers will be held harmless and all costs including carrying charges, effective October 30, 2020, and going forward, be denied. On February 10, 2021, the NMPRC denied NEE’s complaint and stated that issues related to Four Corners prudence should be addressed in the Four Corners Abandonment Application. On February 22, 2021, NEE filed a Motion for Reconsideration of the NMPRC’s February 10, 2021 order, which was denied on March 10, 2021. On April 9, 2021, NEE filed a Notice of Appeal with the NM Supreme Court regarding their formal complaint on Four Corners. On July 6, 2021, NEE filed a motion to withdraw its Notice of Appeal with the NM Supreme Court. On September 21, 2021 the NM Supreme Court issued its order granting NEE's motion to withdraw its appeal; the court also issued a mandate to the NMPRC to take further action as might be needed consistent with the order.

The financial impact of an early exit of Four Corners and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the overall political and economic conditions of New Mexico. See additional discussion of the ETA in Note 11. PNM cannot predict the outcome of these matters.

PVNGS Leased Interest Abandonment Application

On April 2, 2021, PNM filed an application with the NMPRC requesting approval for the decertification and abandonment of 114 MW of leased PVNGS capacity, sale and transfer of related assets, and approval to procure new resources ("PVNGS Leased Interest Abandonment Application"). As discussed in Note 13, PNM currently controls leased capacity in PVNGS Unit 1 and Unit 2 under five separate leases ("Leased Interest") that were approved and certificated by the predecessor agency to the NMPRC in the 1980s. Four of the five leases for 104 MW of Leased Interest terminate on January 15, 2023, while the remaining lease for 10 MW of Leased Interest terminates on January 15, 2024. Associated with the Leased Interest are certain PNM-owned assets and nuclear fuel that are necessary for the ongoing operation and maintenance of the Leased Interest and integration of the Leased Interest generation to the transmission network. PNM has determined that there will be net benefits to its customers to return the Leased Interest to the lessors in conformity with the leases, sell and transfer the related PNM-owned assets, and to replace these Leased Interest with new resources. In the application PNM is requesting NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM is also seeking NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which will be acquiring the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM is seeking NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement, and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM is also requesting NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. PNM's application sought a six-month regulatory time frame. On April 21, 2021, the NMPRC issued an order assigning a hearing examiner and stated PNM's request to abandon the Leased Interest does not have any statutory or rule time limitation and the six-month limit in which the NMPRC must issue an order regarding the request for approvals of the solar PPAs and battery storage agreements does not begin until after the NMPRC acts on the abandonment request. On June 14, 2021 and June 25, 2021 PNM filed supplemental testimony responding to questions provided by the hearing examiner. On June 28, 2021, NEE and CCAE jointly filed a motion to dismiss a portion of the application claiming that since PNM's request to abandon the Leased Interest was filed after PNM had already provided irrevocable notice it would not acquire the Leased Interest, abandonment is no longer required. On July 28, 2021, the hearing examiner issued a recommended decision on NEE's and CCAE's joint motion to dismiss, recommending dismissal of PNM's requests for approval to abandon and decertify the Leased Interest; dismissal of PNM's request for approval to sell and transfer the related assets; and dismissal of PNM's request to create regulatory assets for the associated remaining undepreciated investments, but does not preclude PNM seeking recovery of the costs in a general rate case in which the test year period includes the time period in which PNM incurs such costs. The hearing examiner's recommended decision further provides that PNM's request for replacement and system reliability resources should remain within the scope of this case. On August 25, 2021, the NMPRC issued an order granting portions of the July 28, 2021 recommended decision that were not contested related to dismissal of PNM's request for approval to abandon and decertify the Leased Interest and dismissal of PNM's request for approval to sell and transfer the related assets. In addition, the order bifurcated the issue of approval for the two PPAs and three

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

battery storage agreements into a separate docket so it may proceed expeditiously. On September 8, 2021 the NMPRC issued an order on the remaining issues in the recommended decision. The order found that PNM's request for a regulatory asset to record costs associated with obtaining an abandonment order should be dismissed. However, the requests for regulatory assets associated with the remaining undepreciated investments should be addressed at an evidentiary hearing. On September 20, 2021, ABCWUA, Bernalillo County, NEE and the NMAG filed a joint motion to reconsider the September 8, 2021 NMPRC order. Also, on September 20, 2021, PNM filed a motion for rehearing of the September 8, 2021 order stating that certain requirements of the order would lead to compromising PNM's First Amendment rights. On October 6, 2021, the NMPRC issued an order granting the motions for reconsideration and vacated the September 8, 2021 order, without specifically addressing issues raised in the motions. A hearing on the two PPAs and three battery storage agreements is scheduled for November 11, 12 and 15, 2021.

In addition to approval by the NMPRC, PNM and SRP requires NRC approval for the transfer of the associated possessory licenses at the end of the term of each of the respective leases. PNM cannot predict the outcome of this matter.

Facebook, Inc. Data Center Project

PNM has a special service contract to provide service to Facebook, Inc. for a data center being constructed in PNM’s service area. Facebook’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. The cost of renewable energy procured is passed through to Facebook under a rate rider. A special service rate is applied to Facebook’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources. As of September 30, 2021, PNM is procuring energy from 130 MW of solar-PV capacity from NMRD, a 50% equity method investee of PNMR Development. See additional discussion of NMRD in Note 16.

PNM has NMPRC approval for several PPAs to purchase renewable energy and RECs to supply renewable energy to the data center. Details related to these PPAs can be found in Note 17 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

On February 8, 2021, PNM filed an application with the NMPRC for approval to service the data center for an additional 190 MW of solar PPA combined with 100 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. On April 28, 2021, the NMPRC issued an order finding that a hearing will be held with a hearing examiner presiding. On June 16, 2021 a hearing was held by the NMPRC with closing statements filed on June 21, 2021. On June 23, 2021, the NMPRC issued an Order for Continuance, stating concerns with the proposed addendum to the special service contract and its methodology for calculating a credit to Facebook for the capacity supplied by the 100 MW battery storage agreement. To address these concerns the Order required PNM and Facebook to renegotiate the addendum to the special service contract and the battery storage agreement. Additionally, the NMPRC designated a mediator to the facilitate the negotiations. PNM was ordered to file a renegotiated modification to its application by July 14, 2021 with responses from other parties due July 21, 2021. On July 6, 2021, PNM filed a Motion for Rehearing stating that the NMPRC's June 23, 2021 Order for Continuance contains substantive issues including misstatement of facts presented during the hearing on PNM’s application, which must be amended or withdrawn on rehearing. PNM’s motion also pointed out procedural issues with the order, including requiring mediation with Facebook who is not a party to the case while not including Staff, who is the only party to disagree with PNM’s application; and requiring PNM and Facebook to agree to modifications of the special service contract with which they are not in agreement, are not part of the application, and has not been vetted at hearing. On July 7, 2021, the NMPRC designated mediator issued a report cancelling the schedule mediation because PNM and Facebook were not willing to participate. On July 14, 2021, the NMPRC issued an order granting PNM's Motion for Rehearing and scheduling a further public hearing for July 23, 2021. The NMPRC vacated the public hearing in response to Facebook’s inability to provide a witness to testify at the hearing. On July 28, 2021, the NMPRC issued a final order reversing the order granting a rehearing; approved the solar PPAs for 190 MW and 50 MW; approved only 50 MW of the requested 100 MW battery storage; and rejected the proposed addendum to the special service contract and its methodology for calculating a credit to Facebook for the capacity supplied by the battery storage. On October 1, 2021, in compliance with the final order, PNM filed a Notice of Filing Amendments recognizing that the battery storage is 50 MW instead of 100 MW and PPA and battery storage requirements for approval of the addendum to the special service contract is waived. This matter is now concluded.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

COVID-19 Regulatory Matters

In March 2020, PNM and other utilities voluntarily implemented a temporary suspension of disconnections and late payment fees for non-payment of utility bills in response to the impacts of the novel coronavirus global pandemic (“COVID-19”). On March 18, 2020, the NMPRC conducted an emergency open meeting for the purpose of adopting emergency amendments to its rules governing service to residential customers. The NMPRC’s emergency order is applicable during the duration of the Governor of New Mexico's emergency executive order and allowed for the closure of payment centers, prohibited the discontinuance of a residential customer’s service for non-payment, and suspends the expiration of medical certificates for certain customers. On April 27, 2020, PNM, El Paso Electric Company, New Mexico Gas Company, and Southwestern Public Service Company filed a joint motion with the NMPRC requesting authorization to track costs resulting from each utility's response to the COVID-19 outbreak. The utilities proposed these incremental costs and uncollected customer accounts receivable resulting from COVID-19 during the period March 11, 2020 through December 31, 2020, be recorded as a regulatory asset. On June 24, 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As a result, PNM has deferred incremental costs related to COVID-19 of $13.2 million and $8.8 million in regulatory assets on the Condensed Consolidated Balance Sheet at September 30, 2021 and December 31, 2020. In addition, PNM has costs savings related to COVID-19 of $0.9 million in regulatory liabilities on the Condensed Consolidated Balance Sheet at September 30, 2021 and December 31, 2020. The NMPRC’s order also imposed additional quarterly reporting requirements on public utilities creating regulatory assets that include changes in customer usage and increased costs and savings recorded to regulatory assets and liabilities.

On February 3, 2021, the NMPRC issued an order finding that the temporary mandatory moratorium on disconnections of residential utility customers shall be in effect from the date of the order for 100 days, which ended May 14, 2021. At the end of the moratorium, the 90-day transition period began, which continued the temporary moratorium on disconnections to provide the utilities additional time to assist residential customers with arrearages to enter into installment agreements. On July 14, 2021, the NMPRC issued an order clarifying previous orders that the mandatory requirements of the NMPRC's previous order prohibiting residential disconnects should be voluntarily complied with by investor-owned utilities until August 12, 2021. PNM began disconnections at the end of the transition period.

Transportation Electrification Program

On December 18, 2020, in compliance with New Mexico Statute, PNM filed its PNM 2022-2023 Transportation Electrification Program (“TEP”) for approval with the NMPRC. PNM’s requested TEP includes a budget of approximately $8.4 million with flexibility of 25%. As proposed, up to 25% of the program budget will be dedicated to low and moderate income customers and is based on a model with no company ownership of charging facilities. PNM’s proposed TEP provides incentives through rebates to both residential and non-residential customers towards the purchase of chargers and/or behind-the-meter infrastructure. PNM’s TEP includes a request for a modified rate to add an electric vehicle pilot with a time-of-use option, a new non-residential electric vehicle time-of-use rate pilot without demand charges and implementation of a new rider to collect the actual costs of the TEP. PNM’s application requested NMPRC approval by the end of August 2021 and authority to file a new TEP by the end of June 2023. A hearing was held the week of May 24, 2021. On August 30, 2021 the hearing examiner issued a recommended decision approving, among other things, PNM's budget flexibility proposal, PNM's proposed pilot time-of-use rate and PNM's TEP Rider. Exceptions to the recommended decision were filed on September 24, 2021. PNM cannot predict the outcome of this matter.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 2, 2021, Leeward Energy and Pattern Energy separately protested PNM’s March 12, 2021 filing of four unexecuted TSAs with Leeward Energy. The parties are requesting that FERC direct PNM to apply the same rate to the unexecuted TSAs as the incremental rate assessed to the Western Spirit transmission facilities, inclusive of Leeward’s network upgrades and requested service, or, in the alternative, initiate hearing and settlement judge procedures to address the unjust and unreasonable application of the FERC’s “higher of” policy. On April 19, 2021, PNM filed a motion for leave to answer and contested the arguments made by Leeward Energy and Pattern Energy. In its response, PNM stated that it disagrees with the parties' pricing scheme because doing so would not recognize all the transmission facilities necessary to provide Leeward service, does not hold PNM's other transmission customers harmless, and is inconsistent with FERC pricing policy and precedent. PNM further explained that the proposal to include its FERC approved embedded rate in the unexecuted TSAs is just and reasonable and should be accepted by FERC. On May 11, 2021, FERC issued an order accepting PNM's four unexecuted TSAs. In the order, FERC stated that it agreed with PNM's pricing scheme and agreed that PNM's proposal to use the OATT rate will ensure that the benefit of Leeward's addition to the system will be spread among other existing system users, rather than simply transferred to Pattern. On June 10, 2021, Pattern and Leeward both filed a request for rehearing of the FERC Order. On September 10, 2021, Leeward filed a petition in the United States District Court for the District of Columbia for review of FERC's order accepting PNM's four unexecuted TSAs. PNM cannot predict the outcome of this matter.

FERC Compliance

PNM is conducting a comprehensive internal review of its filings with FERC regarding the potential timely filing of certain agreements that contained deviations from PNM’s standard form of service agreement in its OATT and assessing any applicable FERC waivers or refund requirements. PNM anticipates it will pursue any applicable waivers with FERC upon completion of PNM’s internal review. PNM is unable to predict the outcome of this matter.

The Community Solar Act

On June 18, 2021, Senate Bill 84, known as the Community Solar Act, became effective. The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar (applicable until November 2024) facilities and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021 to adopt rules to establish a community solar program no later than April 1, 2022. On June 15, 2021, the NMPRC issued an order which required utilities provide a notice to all future applicants and to any likely applicants that, until the effective date of the NMPRC's rules in this area the NMPRC's existing interconnection rules and manual remain in place until amended or replaced by the NMPRC, and further, that a place in a utility's applicant queue for interconnection does not and will not provide any advantage for selection as a community solar project. PNM has provided the required notices. On October 27, 2021, the NMPRC adopted an order issuing a Notice of Proposed Rulemaking starting the formal process for adoption of rules pursuant to the Community Solar Act. PNM cannot predict the full impact of the Community Solar Act or the outcome of the NMPRC's rulemaking.

San Juan Generating Station Unit 1 Outage

On June 30, 2021, a cooling tower used for SJGS Unit 1 failed resulting in a unit outage. SJGS Unit 1 was brought back online on July 25, 2021. PNM anticipates the damages to the facility will be reimbursed under an existing property insurance policy that covers SJGS, subject to a deductible of $2.0 million. PNM’s exposure to the cost of repairs is $1.0 million, reflecting PNM’s 50% ownership interest in SJGS Unit 1. On July 14, 2021, the NMPRC issued an order opening a formal docket and inquiry into the cooling tower incident. PNM has responded to a number of NMPRC questions in the inquiry, including questions about the cause of the cooling tower failure, cost and progress of the cleanup and remediation, whether customers experienced loss of service, how PNM provided power during the outage, safety practices and procedures at SJGS, and the history of inspections on the cooling towers. PNM cannot predict the outcome of this matter.

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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
October 7, 2020	$10.8	$2.0
March 12, 2021	$112.6	$14.1
September 20, 2021	$41.2	$6.3

Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments to reflect changes in investments in distribution assets. Distribution utilities may file for a periodic rate adjustment between April 1 and April 8 of each year as long as the electric utility is not earning more than its authorized rate of return using weather-normalized data.

On April 6, 2020, TNMP filed its 2020 DCOS that requested an increase in TNMP's annual distribution revenue requirement of $14.7 million based on net incremental rate base of $149.2 million. On June 26, 2020, the parties filed a unanimous settlement for a $14.3 million annual distribution revenue requirement with rates effective September 1, 2020. On August 13, 2020, the PUCT approved the unanimous settlement. On April 5, 2021, TNMP filed its 2021 DCOS that requested an increase in TNMP annual distribution revenue requirement of $14.0 million based on an increase in rate base of $104.5 million. On July 1, 2021, TNMP reached a unanimous settlement agreement with parties that would authorize TNMP to collect an increase in annual distribution revenues of $13.5 million beginning in September 2021. Subsequently, the ALJ issued an order on July 9, 2021 approving interim rates effective September 1, 2021, and remanded the case to the PUCT for approval. On September 23, 2021, the PUCT approved substantially all costs in the unanimous settlement.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP’s 2019 EECRF filing requested recovery of $5.9 million, including a performance bonus of $0.8 million, and became effective on March 1, 2020. TNMP’s 2020 EECRF filing requested recovery of $5.9 million, including a performance bonus of $1.0 million, and became effective on March 1, 2021. On May 27, 2021, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2022. The total amount requested was $7.2 million, which includes a performance bonus of $2.3 million based on TNMP's energy efficiency achievements in the 2020 plan year. On July 28, 2021, a unanimous stipulation and settlement was filed with the PUCT to recover its requested costs in 2022, including the performance bonus of $2.3 million. On October 7, 2021, the PUCT approved TNMP's energy efficiency application.

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

TNMP filed its rider on March 30, 2020. The rider was effective immediately and established a charge of $0.33 per MWh in accordance with the PUCT's order. Final collections under the rider exceeded unpaid residential retail customer bills and were presented net as a regulatory liability of $0.1 million on the Condensed Consolidated Balance Sheet as of December 31, 2020. Other COVID-19 related costs of $0.9 million and $0.7 million were also recorded as a regulatory asset on the Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020. On April 14, 2020, TNMP executed an interest-free loan agreement to borrow $0.5 million from ERCOT and on October 30, 2020, the balance of the loan was repaid.

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

AMS Reconciliation

On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 of $9.0 million and approve appropriate carrying charges until full collection. On September 13, 2021, the PUCT Staff filed a recommendation for approval of TNMP's application for substantially all costs from April 1, 2018 through December 31, 2018.

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

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the Leased Interests. If such an event had occurred as of September 30, 2021, amounts due to the lessors under the circumstances described above would be up to $148.4 million, payable on January 15, 2022 in addition to the scheduled lease payments due on that date.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of September 30, 2021 and December 31, 2020, the unamortized balance of these rights-of-ways was $54.0 million and $55.8 million. PNM recognized amortization expense associated with these agreements of $0.9 million and $2.8 million in the three and nine months ended September 30, 2021 and $0.9 million and $2.8 million in the three and nine months ended September 30, 2020.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At September 30, 2021, residual value guarantees on fleet vehicle and equipment leases are $0.8 million, $1.5 million, and $2.3 million for PNM, TNMP, and PNMR Consolidated.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2021			December 31, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$79,808	$5,778	$85,956	$97,461	$7,206	$105,133
Current portion of operating lease liabilities	26,166	1,988	28,230	25,130	2,193	27,460
Long-term portion of operating lease liabilities	51,233	3,579	55,106	75,941	4,779	81,065

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases.
Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2021			December 31, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$14,276	$15,722	$30,328	$11,453	$13,299	$25,055
Accumulated depreciation	(3,838)	(4,185)	(8,185)	(2,044)	(2,241)	(4,383)
Non-utility property, net	10,438	11,537	22,143	9,409	11,058	20,672

Other current liabilities	2,620	2,897	5,602	1,993	2,397	4,470
Other deferred credits	7,639	8,649	16,373	7,176	8,669	15,972

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of September 30, 2021 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	5.83	3.08	5.65
Financing leases	4.31	4.35	4.32

Weighted average discount rate:
Operating leases	3.99%	3.97%	3.98%
Financing leases	2.62%	2.72%	2.67%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information for the components of lease expense is as follows:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,569	$594	$7,192	$20,020	$1,880	$22,006
Amounts capitalized	(199)	(517)	(716)	(645)	(1,618)	(2,264)
Total operating lease expense	6,370	77	6,476	19,375	262	19,742
Financing lease cost:
Amortization of right-of-use assets	657	693	1,372	1,793	1,944	3,802
Interest on lease liabilities	66	78	145	193	230	426
Amounts capitalized	(452)	(709)	(1,161)	(1,235)	(1,967)	(3,202)
Total financing lease expense	271	62	356	751	207	1,026

Variable lease expense	106	—	106	274	—	274
Short-term lease expense (1)	1,572	2	1,578	1,821	6	1,857
Total lease expense for the period	$8,319	$141	$8,516	$22,221	$475	$22,899

(1) Includes expense of $1.4 million for the three and nine months ended September 30, 2021 for rental of temporary cooling towers associated with the SJGS Unit 1 outage. These amounts are partially offset with insurance reimbursements of $0.9 million for the three and nine months ended September 30, 2021. For additional information on the SJGS Unit 1 outage see Note 12.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,798	$685	$7,545	$20,538	$2,205	$22,938
Amounts capitalized	(248)	(577)	(825)	(786)	(1,812)	(2,599)
Total operating lease expense	6,550	108	6,720	19,752	393	20,339
Financing lease cost:
Amortization of right-of-use assets	435	439	893	1,022	1,110	2,187
Interest on lease liabilities	58	74	134	156	198	358
Amounts capitalized	(281)	(452)	(733)	(682)	(1,105)	(1,787)
Total financing lease expense	212	61	294	496	203	758

Variable lease expense	63	—	63	158	—	158
Short-term lease expense	16	4	22	176	5	183
Total lease expense for the period	$6,841	$173	$7,099	$20,582	$601	$21,438

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to the Company’s leases is as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,511	$262	$25,897	$25,804	$483	$26,708
Operating cash flows from financing leases	65	24	92	58	32	94
Finance cash flows from financing leases	621	234	920	378	215	646

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$317	$317	$—	$—	$—
Financing leases	2,898	2,642	5,567	5,635	6,309	11,985

For the nine months ended September 30, 2021, capitalized costs excluded from the operating and financing cash paid for leases above are $0.6 million and $1.2 million at PNM, $1.6 million and $2.0 million at TNMP, and $2.3 million and $3.2 million at PNMR. For the nine months ended September 30, 2020, capitalized costs excluded from the operating and financing cash paid for leases above are $0.8 million and $0.7 million at PNM, $1.8 million and $1.1 million at TNMP, and $2.6 million and $1.8 million at PNMR. These capitalized costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020.

Future expected lease payments are shown below:

	As of September 30, 2021
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2021	$709	$334	$800	$538	$1,532	$935
2022	2,767	26,266	3,125	1,990	5,980	28,467
2023	2,649	17,735	2,906	1,750	5,607	19,665
2024	1,972	7,908	2,438	877	4,421	8,833
2025	1,164	6,946	1,545	702	2,710	7,685
Later years	1,335	27,520	1,417	76	2,752	27,816
Total minimum lease payments	10,596	86,709	12,231	5,933	23,002	93,401
Less: Imputed interest	337	9,310	685	366	1,027	10,065
Lease liabilities as of September 30, 2021	$10,259	$77,399	$11,546	$5,567	$21,975	$83,336

The above table includes $11.3 million, $15.0 million, and $26.3 million for PNM, TNMP, and PNMR at September 30, 2021 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

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

Beginning February 2018, PNM’s NM 2016 Rate Case reflects the reduction in the federal corporate income tax rate, including amortization of excess deferred federal and state income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, and the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years. Excess deferred state income taxes were returned to customers over a three-year period, which concluded in the first quarter of 2021. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP will amortize federal and state excess deferred income taxes of $24.5 million, $15.2 million, and $9.3 million in 2021. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 17 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items, including excess tax benefits related to stock awards and taxes on Merger-related costs are excluded from the estimated annual effective tax rate calculation. At September 30, 2021, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2021 would be 13.08%, 15.43%, and 11.12%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes. During the three and nine months ended September 30, 2021, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced by excess tax benefits related to stock awards of less than $0.1 million and $0.8 million for PNMR, of which less than $0.1 million and $0.6 million was allocated to PNM and less than $0.1 million and $0.2 million was allocated to TNMP, and by tax benefits on Merger-related costs of $0.3 million and $1.8 million for PNMR, less than $0.1 million and $0.1 million for PNM, and less than $0.1 million and $0.1 million for TNMP.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Services billings:
PNMR to PNM	$23,617	$24,204	$75,992	$70,848
PNMR to TNMP	9,187	9,645	29,687	28,075
PNM to TNMP	107	106	319	295
TNMP to PNMR	—	35	24	106
PNMR to NMRD	55	74	165	199
Renewable energy purchases:
PNM from NMRD	3,384	3,723	9,473	7,646
Interconnection billings:
PNM to NMRD	225	—	225	350
PNM to PNMR	—	—	—	—
NMRD to PNM	—	—	1,276	—
Interest billings:
PNMR to PNM	—	—	—	6
PNM to PNMR	36	60	108	218
PNMR to TNMP	—	—	—	2
Income tax sharing payments:
PNMR to PNM	—	—	—	—
TNMP to PNMR	—	—	—	—

(16)   Equity Method Investment

As discussed in Note 1 of the Company's 2020 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. As of September 30, 2021, NMRD’s renewable energy capacity in operation was 135.1 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the nine months ended September 30, 2021 and 2020, PNMR Development made cash contributions of zero and $23.3 million to NMRD to be used primarily for its construction activities. In February 2021, NMRD paid PNMR Development a dividend of $3.0 million of which, $2.4 million represented PNMR Development's cumulative equity in earnings of NMRD as of March 31, 2021 and is presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021. The portion of the dividend in excess of PNMR Development's cumulative equity in earnings of NMRD amounting to $0.6 million is presented as cash flows from investing activities.

PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating revenues	$3,543	$3,462	$10,179	$7,769
Operating expenses	2,422	2,100	7,360	5,152
Net earnings	$1,121	$1,362	$2,819	$2,617

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	September 30,	December 31,
	2021	2020
	(In thousands)
Current assets	$9,164	$8,046
Net property, plant, and equipment	168,053	172,585
Non-current assets	2,448	1,900
Total assets	179,665	182,531
Current liabilities	1,166	841
Non-current liabilities	370	380
Owners’ equity	$178,129	$181,310

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

On April 20, 2021, the Joint Applicants, the NMAG, WRA, the International Brotherhood of Electrical Workers Local 611, Dine, Nava Education Project, the San Juan Citizens Alliance and To Nizhoni Ani, entered into a stipulation and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

agreement in the Joint Application for approval of Merger pending before the NMPRC. Subsequently, CCAE, Onward Energy, Walmart, Interwest Energy Alliance, M-S-R Power and the Incorporated County of Los Alamos have joined an amended stipulation. An evidentiary hearing was held from August 11 - 19, 2021. Post hearing briefs were filed on September 21, 2021 and response briefs were filed on September 28, 2021.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 805,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

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

On April 20, 2021, the Joint Applicants, the NMAG, WRA, the International Brotherhood of Electrical Workers Local 611, Dine, Nava Education Project, the San Juan Citizens Alliance and To Nizhoni Ani, entered into a stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. Subsequently, CCAE, Onward Energy, Walmart, Interwest Energy Alliance, M-S-R Power and the Incorporated County of Los Alamos have joined an amended stipulation. An evidentiary hearing was held from August 11 - 19, 2021. Post hearing briefs were filed on September 21, 2021. Response briefs were filed on September 28, 2021.

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

Texas Winter Storm

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. TNMP has deferred bad debt expense from defaulting REPs to a regulatory asset totaling $0.8 million at September 30, 2021, and will seek recovery in a general rate case. At this time, the Company does not expect significant financial impacts related to this event. For additional information on the Texas winter storm see Note 11.

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

On December 29, 2020, Sierra Club filed a motion to re-open the NM 2016 Rate Case. The motion requests that the NMPRC re-open the NM 2016 Rate Case for the limited purpose of conducting a prudence review of certain Four Corners capital expenditures that the NMPRC deferred in its order approving the settlement agreement. Alternatively, Sierra Club requested that the deferred prudence review be conducted, and given weight as appropriate, in the Four Corners Abandonment Application. On February 10, 2021, the NMPRC rejected Sierra Club’s motion to re-open the NM 2016 Rate Case and stated that issues on whether the terms of the ETA provide an opportunity for consideration of prudence for Four Corners undepreciated investments included in a financing order or what effects the rates approved in the NM 2016 Rate Case may have on determining energy transition cost should be considered in the Four Corners Abandonment Application. For additional information on the Four Corners Abandonment Application see Note 12.

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

PVNGS Leased Interest Abandonment Application - On April 2, 2021, PNM filed the PVNGS Leased Interest Abandonment Application. In the application PNM requested NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM also sought NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which will be acquiring the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM sought NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement, and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM also requested NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. On August 25, 2021, the NMPRC issued an order confirming PNM requires no further NMPRC authority to abandon the PVNGS Leased Interest and to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP. The order bifurcated the issue of approval of the two PPAs and three battery storage agreements into a separate docket so it may proceed expeditiously and deferred a ruling on the other issues. For additional information on PNM's Leased Interest and the associated abandonment application see Note 12 and Note 13.

Advanced Metering – Currently, TNMP has approximately 262,000 advanced meters across its service territory. Beginning in 2019, the majority of costs associated with TNMP’s AMS program are being recovered through base rates. On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 of $9.0 million, and approve appropriate carrying charges until full collection. On September 13, 2021 the PUCT Staff filed a recommendation for approval of TNMP's application for substantially all costs. On October 2, 2020, TNMP filed an application with the PUCT for authorization to implement necessary technological upgrades of approximately $46 million to its AMS program by November 2022. On January 14, 2021, the PUCT approved TNMP's application. TNMP will seek recovery of the investment associated with the upgrade in a future general rate proceeding or distribution cost recovery factor filing.

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

On April 5, 2021, TNMP filed its 2021 DCOS that requested an increase in annual distribution revenues of $14.0 million. TNMP requested a procedural schedule that would result in rates being effective in September 2021. On July 1, 2021, TNMP reached a unanimous settlement agreement with parties that would authorize TNMP to collect an increase in annual distribution revenues of $13.5 million beginning in September 2021. On September 23, 2021 the PUCT approved substantially all costs in the unanimous settlement. See Note 12.

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

On March 12, 2021, PNM filed four unexecuted TSAs with FERC totaling 145 MW with Leeward Energy. The unexecuted TSAs provide long-term firm, point-to-point transmission service on PNM’s transmission system. The unexecuted TSAs are based on the pro-forma transmission service agreements with certain non-conforming provisions under Attachment A of PNM’s OATT and include PNM’s OATT rate. PNM filed the unexecuted TSAs at the request of Leeward because the parties were unable to reach an agreement on the terms and conditions for transmission service. On May 11, 2021 FERC issued an order accepting PNM's four unexecuted TSAs based on PNM's proposed pricing scheme included in its OATT rate. On June 10, 2021, Pattern and Leeward both filed a request for rehearing of the FERC Order. On September 10, 2021, Leeward filed a petition in the United States District Court for the District of Columbia for review of FERC's order accepting PNM's four unexecuted TSAs. See Note 12.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and President Trump declared the COVID-19 pandemic a national emergency in the U.S. The Company continues to closely monitor developments and has taken and continues to take steps to mitigate the potential risks related to the COVID-19 pandemic. The Company has assessed and updated its existing business continuity plans in response to the impacts of the pandemic through crisis team meetings and working with other utilities and operators. It has identified its critical workforce, staged backups and limited access to control rooms and critical assets. The Company has worked to protect the safety of its employees using a number of measures, including minimizing exposure to other employees and the public and supporting flexible arrangements for all applicable job functions. The Company is also working with its suppliers to manage the impacts to its supply chain and remains focused on the integrity of its information systems and other technology systems used to run its business. However, the Company cannot predict the extent or duration of the ongoing COVID-19 pandemic, its effects on the global, national or local economy, or on the Company's financial position, results of operations, and cash flows. The Company will continue to monitor developments related to COVID-19 and will remain focused on protecting the health and safety of its customers, employees, contractors, and other stakeholders, and on its objective to provide safe, reliable, affordable and environmentally responsible power. As discussed in Note 12, both PNM and TNMP suspended disconnecting certain customers for past due bills, waived late fees during the pandemic, and have been provided regulatory mechanisms to recover these and other costs resulting from COVID-19.

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

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico ranks third in the Nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks third in the Nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. As of September 30, 2021, NMRD’s renewable energy capacity in operation was 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Facebook data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. In addition, PNM's February 8, 2021 application with the NMPRC for approval to service the Facebook data center includes construction of a 50 MW solar facility owned by NMRD, which is expected to be operational in 2023. See Note 12. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

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

Other Environmental Matters – Four Corners may be required to comply with environmental rules that affect coal-fired generating units, including regional haze rules and the ETA.  On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines issued under the CAA Section 111(d). EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line. Rather than setting a specific numerical standard of performance, EPA’s rule directs states to determine which of the candidate technologies to apply to each coal-fired unit and establish standards of performance based on the degree of emission reduction achievable based on the application of BSER. However, on January 19, 2021, the DC Circuit issued an opinion vacating and remanding the rule, holding that it was based on a misconstruction of Section 111(d) of the Clean Air Act. In addition, on January 27, 2021, President Biden signed an executive order requiring a review of environmental regulations issued under the Trump Administration, which will include a review of the ACE rule. The Biden Administration has made clear that it will seek greater authority in regulating greenhouse gas emissions to address climate change.

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

Renewable Energy

PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as solar, wind and geothermal energy purchased under PPAs. As of September 30, 2021, PNM has 158 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 190.8 MW at September 30, 2021. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 200 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM's 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind II that began in June 2021. The NMPRC's approved portfolio to replace the planned retirement of SJGS will result in PNM executing solar PPAs of 650 MW combined with 300 MW of battery storage facilities. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements.

As discussed in Strategic Investments above, PNM is currently purchasing the output of 130 MW of solar capacity from NMRD that is used to serve the Facebook data center which includes two 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities constructed by NMRD to supply power to Facebook, Inc. The first 50 MW of these facilities began commercial operations in November 2019 and the second 50 MW facility began commercial operations in July 2020. Additionally, PNM has entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Facebook data center. These PPAs include the purchase of power and RECs from a 50 MW wind project, which was placed in commercial operation in November 2018, a 166 MW wind project which became operational in February 2021, and a 50 MW solar-PV project to be operational in the first quarter of 2022. On February 8, 2021, PNM filed an application with the NMPRC for approval to service the Facebook data center for an additional 190 MW of solar PPA combined with 100 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. See Note 12.

In March 2020, the NMPRC approved the PNM Solar Direct program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program. The costs of the program would be recovered directly from subscribing customers through a rate rider, including the costs to procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. These facilities are expected to be placed in commercial operation in the first quarter of 2022.

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

With reliability being the primary role of a transmission and distribution service provider in Texas’ deregulated market, TNMP continues to focus on keeping end-users updated about interruptions and to encourage consumer preparation when severe weather is forecasted. This quarter, TNMP provided a 30-person team in support of another utility that experienced significant damage to their transmission and distribution system as a result of Hurricane Ida. TNMP has been honored by the

Edison Electric Institute four times since 2012 for its assistance to out-of-state utilities affected by hurricanes. TNMP has also been honored twice for hurricane response in its own territory.

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

Economic Factors

PNM – In the three and nine months ended September 30, 2021, PNM experienced increases of 2.2% and 0.8% in weather normalized retail load compared to 2020, reflecting signs of recovery from New Mexico state restrictions related to COVID-19.

TNMP – In the three and nine months ended September 30, 2021, TNMP experienced a decrease in volumetric weather normalized retail load of 2.2% and 1.0% compared to 2020. Weather normalized demand-based load, excluding retail transmission customers increased 2.8% and 2.4% in the three and nine months ended September 30, 2021 compared to 2020. TNMP has experienced increased demand-based load offset by decreases in its volumetric weather normalized retail load as Texas recovers from state restriction related to COVID-19.

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

Results of Operations

Net earnings attributable to PNMR were $184.6 million, or $2.14 per diluted share in the nine months ended September 30, 2021 compared to $164.0 million, or $2.05 per diluted share, in 2020. Among other things, earnings in the nine months ended September 30, 2021, benefited from higher weather normalized retail load at PNM, higher demand-based load at TNMP, higher transmission rates at PNM and TNMP, higher distribution rates at TNMP, lower surface mine reclamation expense and lower accretion expense at PNM, lower interest expense at PNM, improved performance on PNM's NDT investment securities and higher equity AFUDC at PNM. These increases were partially offset by milder summer weather at PNM, higher operational and maintenance expense, including higher plant maintenance and administrative costs at PNM, higher employee related, outside service and vegetation management expense at PNM and TNMP, increased depreciation and higher property taxes at PNM and TNMP due to increased plant in service, and higher interest charges at TNMP. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that currently expire in October 2023. Both facilities provide for short-term borrowings and letters of credit and can be extended through October 2024, subject to approval by a majority of the lenders. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico that expires in December 2022, and TNMP has a $75.0 million revolving credit facility, which expires in September 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. Total availability for PNMR on a consolidated basis was $798.8 million at October 22, 2021. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $4.6 billion for 2021 - 2025, including amounts expended through September 30, 2021. The construction expenditures include estimated amounts for an anticipated expansion of PNM’s transmission system, including the planned purchase of the Western Spirit Line, and expenditures for PNM’s Wired for the Future capital initiative.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into new financing arrangements in 2021. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2020 Annual Reports on Form 10-K.

See discussion of the NMPRC's April 1, 2020 approval of PNM's request to issue approximately $361 million of Securitized Bonds upon the retirement of SJGS in 2022, and the related appeal of that order to the NM Supreme Court in Note 12.

After considering the effects of these financings and the Company's short-term liquidity position as of October 22, 2021, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $115.1 million through October 2022. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2021-2025 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. The Company is in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$113.3	$121.8	$(8.5)	$184.6	$164.0	$20.6
Average diluted common and common equivalent shares	86.1	79.9	6.2	86.1	80.0	6.1
Net earnings attributable to PNMR per diluted share	$1.32	$1.52	$(0.20)	$2.14	$2.05	$0.09

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
	(In millions)
PNM	$(12.4)	$18.0
TNMP	4.0	5.1
Corporate and Other	—	(2.5)
Net change	$(8.5)	$20.6

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

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In millions)
Electric operating revenues	$435.5	$364.5	$71.0	$1,030.7	$873.4	$157.3
Cost of energy	170.9	108.3	62.6	383.6	250.7	132.9
Utility margin	264.6	256.2	8.4	647.1	622.7	24.4
Operating expenses	107.4	99.2	8.2	320.6	299.3	21.3
Depreciation and amortization	42.7	40.5	2.2	127.1	123.7	3.4
Operating income	114.6	116.5	(1.9)	199.4	199.7	(0.3)
Other income	4.7	14.8	(10.1)	24.1	8.4	15.7
Interest charges	(12.5)	(14.7)	2.2	(38.4)	(51.6)	13.2
Segment earnings before income taxes	106.8	116.6	(9.8)	185.0	156.5	28.5
Income (taxes)	(15.5)	(13.6)	(1.9)	(26.2)	(16.1)	(10.1)
Valencia non-controlling interest	(4.2)	(3.6)	(0.6)	(11.6)	(11.2)	(0.4)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$86.9	$99.3	$(12.4)	$146.8	$128.8	$18.0

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2021	2020	Change	2021	2020	Change
	(Gigawatt hours, except customers)
Residential	994.9	1,050.8	(5.3)%	2,577.1	2,628.1	(1.9)%
Commercial	1,048.1	987.8	6.1	2,701.8	2,640.0	2.3
Industrial	413.5	370.4	11.6	1,189.5	1,042.0	14.2
Public authority	67.9	74.5	(8.9)	172.6	182.7	(5.5)
Economy energy service (1)	123.4	93.1	32.5	365.5	354.4	3.1
Other sales for resale	1,592.5	734.5	116.8	3,958.4	1,994.7	98.4
	4,240.3	3,311.1	28.1%	10,964.9	8,841.9	24.0%
Average retail customers (thousands)	540.6	535.8	0.9%	539.8	534.4	1.0%

(1) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.

Operating Results – Three Months Ended September 30, 2021 compared to 2020

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2021
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized KWh sales increased 8.9% for commercial customers partially offset by decreased sales to residential customers of 1.6%	$4.8
Weather – Milder weather in 2021; cooling degree days were 11.7% lower in 2021	(6.9)
Transmission – Higher revenues under formula transmission rates, the addition of a new customer, and higher volumes	7.7
Rate riders – Includes renewable energy, fuel clause, and energy efficiency riders which are mostly offset in operating expense	1.6
Coal mine reclamation – Lower expense on surface mine reclamation in 2021 and the 2020 remeasurement of PNM’s obligation for Four Corners and SJGS coal mine reclamation (Note 11)	1.4
Other	(0.2)
Net Change	$8.4

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2021
Change
Operating expenses:	(In millions)

Higher plant maintenance and administrative costs at SJGS, Four Corners, and gas-fired plants, partially offset by lower costs at PVNGS	$1.8
Higher property taxes due to increases in utility plant in service and timing of property value settlements in 2020	1.0
Higher employee related, outside services, and vegetation management expenses	2.1
Higher energy efficiency and renewable rider expenses, offset in utility margin	1.5
2021 non-retail credit loss reserve	0.8
2021 regulatory disallowance resulting from the PVNGS Leased Interest Abandonment Application (Note 12)	1.3
Regulatory disallowance due to change in estimated write-offs associated with the SJGS BART determination and ownership restructuring	(0.8)
Other	0.5
Net Change	$8.2

Depreciation and amortization:

Increased utility plant in service	$1.9
Other	0.3
Net Change	$2.2

Three Months Ended September 30, 2021
Change
Other income (deductions):	(In millions)

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(12.5)
Higher equity AFUDC	0.5
Lower trust expenses and higher interest income related to investment securities in the NDT and coal mine reclamation trusts	0.3
Decrease in donations including the 2020 COVID Customer Relief Program	1.8
Other	(0.2)
Net Change	$(10.1)

Interest charges:

Lower interest on term loans	$0.9
Lower debt AFUDC	(0.4)
Refinancing of $160 million SUNs in July 2021	0.8
Lower interest on PCRBs remarketed in 2020	0.8
Other	0.1
Net Change	$2.2

Income (taxes) benefits:

Lower segment earnings before income taxes	$2.7
Changes in the anticipated effective tax rate, including amortization of excess deferred income taxes (Note 14)	(5.8)
Other	1.2
Net Change	$(1.9)

Operating Results – Nine Months Ended September 30, 2021 compared to 2020

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2021
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized KWh sales increased 3.8% for commercial customers and decreased 0.5% for residential customers	$6.4
Weather – Milder weather in the second and third quarters was partially offset by colder weather in the first quarter	(5.9)
Leap Year – Decrease in revenue due to additional day in 2020	(1.8)
Transmission – Higher revenues under formula transmission rates, the addition of a new customer, and higher volumes	13.9
Rate riders – Includes renewable energy, fuel clause, and energy efficiency riders which are partially offset in operating expense	6.5
Coal mine decommissioning - Lower expense on surface mine reclamation in 2021 and 2020 remeasurement of PNM's obligation for Four Corners and SJGS coal mine reclamation (Note 11)	5.1
Other	0.2
Net Change	$24.4

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2021
Change
Operating expenses:	(In millions)

Higher plant maintenance and administrative costs at SJGS, Four Corners, and gas-fired plants, partially offset by lower costs at PVNGS	$5.9
Higher property taxes due to increases in utility plant in service, partially offset by favorable settlement of property values	0.4
Higher employee related, outside services, and vegetation management expenses	8.8
Higher energy efficiency and renewable rider expenses offset in utility margin	4.0
2021 non-retail credit loss reserve	0.8
2021 Regulatory disallowance resulting from the PVNGS Leased Interest Abandonment Application (Note 12)	1.3
Regulatory disallowance due to change in estimated write-offs associated with the SJGS BART determination and ownership restructuring	(0.8)
Other	0.9
Net Change	$21.3

Depreciation and amortization:
Increased utility plant in service	$5.3
Lower accretion expense for PVNGS plant decommissioning ARO resulting from 2020 study	(2.2)
Other	0.3
Net Change	$3.4

Other income (deductions):

Increased performance on investment securities in the NDT partially offset by decreased performance in the coal mine reclamation trusts	$12.9
Higher equity AFUDC	2.4
Higher trust expenses partially offset by higher interest income related to investment securities in the NDT and coal mine reclamation trusts	(0.9)
Decrease in donations including the 2020 COVID Customer Relief Program	1.4
Other	(0.1)
Net Change	$15.7

Interest charges:
Lower interest on term loans	$3.7
Refinancing of $160 million of SUNs in July 2021	0.8
Issuance of $200.0 million of SUNs in April 2020	(2.3)
Higher debt AFUDC resulting from FERC audit in 2020	1.9
Lower interest on PCRBs remarketed in 2020	9.0
Other	0.1
Net Change	$13.2

Income (taxes) benefits:

Higher segment earnings before income taxes	$(7.1)
Changes in the anticipated effective tax rate, including amortization of excess deferred income taxes (Note 14)	(5.3)
Other	2.3
Net Change	$(10.1)

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

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In millions)
Electric operating revenues	$119.0	$108.0	$11.0	$315.1	$290.3	$24.8
Cost of energy	28.5	25.7	2.8	83.9	75.9	8.0
Utility margin	90.6	82.3	8.3	231.2	214.4	16.8
Operating expenses	28.7	28.0	0.7	83.0	78.4	4.6
Depreciation and amortization	23.0	22.5	0.5	67.7	66.7	1.0
Operating income	38.8	31.8	7.0	80.6	69.3	11.3
Other income	1.1	2.3	(1.2)	3.3	4.8	(1.5)
Interest charges	(8.4)	(7.9)	(0.5)	(25.2)	(22.5)	(2.7)
Segment earnings before income taxes	31.6	26.1	5.5	58.7	51.6	7.1
Income (taxes)	(3.6)	(2.2)	(1.4)	(6.3)	(4.4)	(1.9)
Segment earnings	$27.9	$23.9	$4.0	$52.3	$47.2	$5.1

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2021	2020	Change	2021	2020	Change
Volumetric load (1) (GWh)	1,024.4	1,077.7	(4.9)%	2,439.9	2,473.4	(1.4)%
Demand-based load (2) (MW)	5,475.8	5,126.0	6.8%	15,896.2	14,905.3	6.6%
Average retail consumers (thousands) (3)	264.1	259.3	1.9%	262.9	258.3	1.8%

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

Operating Results – Three Months Ended September 30, 2021 compared to 2020

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2021
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in October 2020, March 2021, and September 2021 partially offset by lower wholesale transmission demand-based sales	$4.2
Distribution rate relief – Distribution cost of service rate established in September 2020 and increased in September 2021	4.2
Volumetric-based consumer usage/load – Weather normalized KWh sales decreased 2.2%; the number of volumetric consumers increased 3.4%	(0.4)
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 2.8%	1.0
Weather – Milder weather in 2021; cooling degree days were 2.9% lower in 2021	(0.9)
Rate Riders and other– Impacts of rate riders, including the CTC surcharge which ended in August 2020, energy efficiency rider, rate case expense rider, and transmission cost recovery factor, which are offset in depreciation and amortization	0.2
Net Change	$8.3

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2021
Change
Operating expenses:	(In millions)

Lower employee related, outside services, and vegetation management expenses	$(0.7)
Higher property taxes due to increased utility plant in service	0.5
Lower capitalization of administrative and general and other expenses due to lower construction expenditures	0.7
Other	0.2
Net Change	$0.7

Depreciation and amortization:

Increased utility plant in service	$2.7
Decreased amortization of CTC, partially offset in utility margin	(2.2)
Net Change	$0.5

Other income (deductions):

Lower equity AFUDC	$(0.5)
Lower CIAC	(0.6)
Other	(0.1)
Net Change	$(1.2)

Interest charges:

Issuance of $65.0 million first mortgage bonds in 2021	$(0.2)
Other	(0.3)
Net Change	$(0.5)

Three Months Ended September 30, 2021
Change
Income (taxes) benefits:	(In millions)

Higher segment earnings before income taxes	$(1.1)
Changes in the anticipated effective tax rate, including amortization of excess deferred income taxes. (Note 14)	(0.3)
Net Change	$(1.4)

Operating Results – Nine Months Ended September 30, 2021 compared to 2020

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2021
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2020, October 2020, March 2021, and September 2021 partially offset by lower wholesale transmission demand-based sales	$10.7
Distribution rate relief – Distribution cost of service rate established in September 2020 and increased in September 2021	11.0
Volumetric-based consumer usage/load – Weather normalized KWh sales decreased 1.0% in addition to the leap-year impact; the number of volumetric consumers increased 2.5%	(0.6)
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 2.4%	1.4
Weather – Colder weather in the first quarter was partially offset by milder weather in the second and third quarters	0.2
Rate Riders and other – Impacts of rate riders, including the CTC surcharge which ended in August 2020, energy efficiency rider, rate case expense rider, and transmission cost recovery factor, which are partially offset in operating expense and depreciation and amortization	(5.9)
Net Change	$16.8

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2021
Change
Operating expenses:	(In millions)

Higher employee related, outside services, and vegetation management expenses	$2.9
Higher property taxes due to increased utility plant in service	1.5
Higher capitalization of administrative and general and other expenses due to higher construction expenditures	(0.5)
Higher energy efficiency costs and amortization of rate expenses offset in utility margin	0.2
Other	0.5
Net Change	$4.6

Nine Months Ended September 30, 2021
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$7.7
Decreased amortization of CTC offset in utility margin	(6.8)
Other	0.1
Net Change	$1.0

Other income (deductions):

Lower equity AFUDC	$(0.3)
Lower CIAC	(1.1)
Other	(0.1)
Net Change	$(1.5)

Interest charges:

Issuance of $185.0 million first mortgage bonds in 2020	$(2.4)
Issuance of $65.0 million first mortgage bonds in 2021	(0.2)
Other	(0.1)
Net Change	$(2.7)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(1.5)
Changes in the anticipated effective tax rate, including amortization of excess deferred income taxes. (Note 14)	(0.4)
Net Change	$(1.9)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(4.1)	(4.9)	0.8	(6.4)	(14.6)	8.2
Depreciation and amortization	5.7	5.4	0.3	17.2	17.0	0.2
Operating income (loss)	(1.7)	(0.5)	(1.2)	(10.9)	(2.3)	(8.6)
Other income (deductions)	—	0.2	(0.2)	—	(0.8)	0.8
Interest charges	(2.3)	(4.6)	2.3	(9.7)	(14.8)	5.1
Segment earnings (loss) before income taxes	(4.0)	(4.9)	0.9	(20.5)	(17.8)	(2.7)
Income (taxes) benefit	2.5	3.5	(1.0)	6.0	5.8	0.2
Segment earnings (loss)	$(1.5)	$(1.5)	$—	$(14.5)	$(12.0)	$(2.5)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three and nine months ended September 30, 2021 include an increase of $1.0 million and $8.2 million of costs related to the Merger that were not allocated to PNM or TNMP.

Operating Results – Three Months Ended September 30, 2021 compared to 2020
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2021
Change
Other income (deductions):	(In millions)

Lower equity method investment income from NMRD	$(0.1)
Decrease in donations and other contributions	0.1
Other	(0.2)
Net Change	$(0.2)

Interest charges:

Lower interest on short-term borrowings	$0.4
Repayment of PNMR 2018 SUNs	2.6
Higher interest on term loans	(0.8)
Other	0.1
Net Change	$2.3

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$(0.6)
Lower segment loss before income taxes	(0.2)
Non-deductible merger related costs	(0.1)
Other	(0.1)
Net Change	$(1.0)

Operating Results – Nine Months Ended September 30, 2021 compared to 2020
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2021
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.1
Decrease in donations and other contributions	0.8
Other	(0.1)
Net Change	$0.8

Interest charges:

Higher interest on term loans	$(2.3)
Lower interest on short-term borrowings	1.6
Repayment of PNMR 2018 SUNs	5.9
Other	(0.1)
Net Change	$5.1

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$0.4
Higher segment loss before income taxes	0.7
Non-deductible merger related costs	(0.8)
Other	(0.1)
Net Change	$0.2

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2021 compared to September 30, 2020 are summarized as follows:

	Nine Months Ended September 30,
	2021	2020	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$408.5	$368.0	$40.5
Investing activities	(503.8)	(527.4)	23.6
Financing activities	96.8	186.5	(89.7)
Net change in cash and cash equivalents	$1.6	$27.1	$(25.5)

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

Cash Flows from Investing Activities

The changes in PNMR’s cash flows used in investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities include purchases and sales of investment securities in the NDT and coal mine reclamation trusts as well as activity related to NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Nine Months Ended September 30,
	2021	2020	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(44.9)	$(40.4)	$(4.5)
Transmission and distribution	(188.1)	(194.4)	6.3
Nuclear fuel	(14.1)	(17.1)	3.0
	(247.1)	(251.9)	4.8
TNMP:
Transmission	(103.1)	(90.1)	(13.0)
Distribution	(130.3)	(138.9)	8.6
	(233.4)	(229.0)	(4.4)
Corporate and Other:
Computer hardware and software	(15.7)	(14.4)	(1.3)
Total cash (outflows) for additions to utility plant	$(496.2)	$(495.3)	$(0.9)

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$757.6	$489.2	$268.4
Purchases of investment securities	(765.9)	(498.2)	(267.7)
Investments in NMRD	—	(23.3)	23.3
Distributions from NMRD	0.6	—	0.6
Other, net	0.1	0.2	(0.1)
Total cash (outflows) from investing activities	$(503.8)	$(527.4)	$23.6

Cash Flows from Financing Activities

The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings decreased $18.1 million in 2021 compared to a decrease of $0.8 million in 2020, resulting in a net decrease in cash flows from financing activities of $17.3 million

•In 2021, PNMR borrowed the remaining $220.0 million under the 2020 Delayed-Draw Term Loan and repaid $300.0 million SUNs
•In 2021, PNMR borrowed $850.0 million under the PNMR 2021 Delayed-Draw Term Loan and repaid the $150.0 million PNMR 2019 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, the $150.0 million PNMR 2020 Term Loan, $92.1 million in borrowings under the PNMR Revolving Credit Facility, $40.0 million in borrowings under the PNMR Development Revolving Credit Facility, and the $65.0 million PNMR Development Term Loan
•In 2021, PNM entered into a $75.0 million term loan and used the funds to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes
•In 2021, TNMP issued $65.0 million aggregate principal amount of TNMP 2021 Bonds and used the proceeds to repay existing debt and for other corporate purposes

Financing Activities

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

Each of the Company’s revolving credit facilities and term loans contain a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR agreements, this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities, term loans, and other debt agreements generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. The Company is in compliance with its debt covenants.

At December 31, 2020, PNM had $146.0 million of outstanding PCRBs, which have a final maturity of April 1, 2033. These PCRBs were subject to mandatory tender on October 1, 2021 and were successfully remarketed to new investors on that date. The $146.0 million PCRBs bear interest at a fixed rate of 2.15% until their final maturity.

At December 31, 2020, PNM had $100.3 million of outstanding PNM Floating Rate PCRBs. The PNM Floating Rate PCRBs bore interest at rates that were reset weekly, giving investors the option to return the PCRBs for remarketing to new investors upon 7 days' notice. At September 30, 2021, this rate was 0.11%. On October 1, 2021 PNM converted the PNM Floating Rate PCRBs to the PNM 2021 Fixed Rate PCRBs. The PNM 2021 Fixed Rate PCRBs now bear interest at 0.875% and are subject to mandatory tender on October 1, 2026.

On September 23, 2021, PNM entered into the PNM September 2021 Note Purchase Agreement with institutional investors for the sale and issuance of $150.0 million aggregate principal amount of two series of the PNM September 2021 SUNs to be offered in private placement transactions. The PNM September 2021 SUNs will be issued on or before December 30, 2021. PNM will issue $50.0 million of the PNM September 2021 SUNs at 2.29%, due December 30, 2031, and another $100.0 million at 2.97%, due December 30, 2041. Proceeds from the PNM September 2021 SUNs will be used for funding of capital expenditures, including the purchase of the Western Spirit transmission line, repayment of existing indebtedness, and for general corporate purposes. The PNM September 2021 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM September 2021 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM September 2021 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM September 2021 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On July 14, 2021, TNMP entered the TNMP 2021 Bond Purchase Agreement with institutional investors for the sale of $65.0 million aggregate principal amount of the TNMP 2021 Bonds offered in private placement transactions. On August

16, 2021, TNMP issued all $65.0 million of the TNMP 2021 Bonds at 2.44% with a maturity of August 15, 2035 and used the proceeds to repay existing debt and for other corporate purposes. The TNMP 2021 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indenture governing the TNMP 2021 Bonds. The terms of the supplemental indenture governing the TNMP 2021 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2021 Bonds at par. However, the definition of change of control in the supplemental indenture governing the TNMP 2021 Bonds will not be triggered by the closing of the Merger. TNMP has the right to redeem any or all of the TNMP 2021 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

On July 14, 2021, PNM entered into the PNM 2021 Note Purchase Agreement with institutional investors for the sale and issuance of $160.0 million aggregate principal amount of the PNM 2021 SUNs offered in private placement transactions. The PNM 2021 SUNs were issued on July 14, 2021. PNM issued $80.0 million of the PNM 2021 SUNs at 2.59%, due July 15, 2033, and another $80.0 million at 3.14%, due July 15, 2041. Proceeds from the PNM 2021 SUNs were used to repay the total amount of $160.0 million of PNM's 5.35% SUNs, at par, earlier than their scheduled maturity of October 1, 2021. The PNM 2021 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM 2021 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM 2021 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM 2021 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On June 18, 2021, PNM entered into the PNM 2021 Term Loan between PNM and Bank of America, N.A., as lender for $75.0 million. The PNM 2021 Term Loan was used to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes. The PNM 2021 Term Loan bears interest at a variable rate, which was 0.91% at September 30, 2021 and matures on December 18, 2022.

On May 18, 2021, PNMR entered into the PNMR 2021 Delayed-Draw Term Loan, among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. Initially PNMR drew $850.0 million to repay and terminate existing indebtedness including the $150.0 million PNMR 2019 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, the $150.0 million PNMR 2020 Term Loan, $92.1 million in borrowings under the PNMR Revolving Credit Facility, the $65.0 million PNMR Development Term Loan, and $40.0 million in borrowings under the PNMR Development Revolving Credit Facility, which was then terminated. Draws on the PNMR 2021 Delayed-Draw Term Loan bear interest at a variable rate, which was 0.94% at September 30, 2021, and mature on May 18, 2023.

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

On October 26, 2020, PNMR, TNMP and PNMR Development entered into amendment agreements with the lender parties thereto to amend the definition of "Change of Control" such that the entry into the Merger Agreement would not constitute a Change of Control and to waive the Event of Default arising from entry into the Merger Agreement. On September 15, 2021, PNMR and TNMP entered into amendment agreements with the lender parties thereto to further amend the definition of "Change of Control" such that the closing of the Merger does not constitute a Change of Control. The Change of Control provisions in the PNM debt agreements, PNM note purchase agreements, and TNMP 2021 Bond Purchase Agreement are not triggered by the closing of the Merger and did not require amendment.

The documents governing TNMP's aggregate $750.0 million of outstanding 2014 to 2020 First Mortgage Bonds ("TNMP FMBs") obligated TNMP to offer, within 30 business days following the signing of the Merger Agreement, to prepay all $750.0 million outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. TNMP made such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs, and none of the holders of the TNMP FMBs accepted TNMP’s offer. The documents governing the 2014 to 2020 TNMP FMBs require TNMP to make another offer, within 30 business days of closing of the Merger, to prepay all $750.0 million outstanding TNMP FMBs at par. TNMP will make such offer to prepay all $750.0 million outstanding TNMP FMBs in accordance with the terms of the TNMP FMBs; however, holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay. As discussed above, the supplemental indenture that governs the TNMP 2021 Bonds excludes the Merger from the definition of Change of Control.

The TNMP FMBs are not registered under the Securities Act and may not be offered or sold in the United States absent registration or applicable exemption from registration requirements and applicable state laws. The information in this Quarterly Report on Form 10-Q is for informational purposes only and is neither an offer to purchase, nor a solicitation of an offer to sell, subscribe for or buy any securities in any jurisdiction pursuant to the proposed transactions or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. Similar to the offer to prepay made after signing the Merger Agreement, the post-Merger closing offer to prepay the TNMP FMBs will be made only pursuant to an offer to prepay, which will set forth the terms and conditions of the offer to prepay.

In 2017, PNMR entered into three separate four-year hedging agreements whereby it effectively established fixed interest rates on three separate tranches, each of $50.0 million, of its variable rate debt. The hedging agreements effectively fixed interest rates on the aggregate $150.0 million of short-term debt at rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, and were subject to changes if there was a change in PNMR’s credit rating. On March 23, 2021, the 1.926% fixed interest rate hedge agreement expired according to its terms and the remaining agreements expired on May 23, 2021. See Note 9.

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

Projected capital requirements, including amounts expended through September 30, 2021, are:

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

During the nine months ended September 30, 2021, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $104.5 million of PCRBs that must be repriced in June 2022. See Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$—	$—	$37.2
PNM 2017 New Mexico Credit Facility	—	—	—	10.0
TNMP Revolving Credit Facility	—	67.0	—	70.0
PNMR Revolving Credit Facility	13.9	81.5	10.2	134.5
PNMR Development Revolving Credit Facility	—	—	—	40.0

At September 30, 2021, the weighted average interest rates were 1.58% for the PNMR Revolving Credit Facility. There were no borrowings outstanding under the PNM Revolving Credit Facility, the PNM 2017 New Mexico Revolving Credit Facility, or the TNMP Revolving Credit Facility at September 30, 2021.

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

As of October 22, 2021, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of October 22, 2021 is as follows:

	PNM	TNMP	PNMR Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving credit facility	$400.0	$75.0	$300.0	$775.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$815.0

Amounts outstanding as of October 22, 2021:
Revolving credit facility	$—	$—	$10.6	$10.6
PNM 2017 New Mexico Credit Facility	—	—	—	—
Letters of credit	2.2	—	3.4	5.6
Total short-term debt and letters of credit	2.2	—	14.0	16.2

Remaining availability as of October 22, 2021	$437.8	$75.0	$286.0	$798.8
Invested cash as of October 22, 2021	$61.8	$11.4	$0.9	$74.1

In addition to the above, PNMR has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of October 22, 2021, PNM and TNMP had no borrowings from PNMR under their intercompany loan agreements however, PNMR Development had $0.2 million in borrowings from PNMR. PNMR had no intercompany borrowings from PNM, TNMP, or PNMR Development. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

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

	September 30, 2021	December 31, 2020
PNMR
PNMR common equity	37.9%	38.3%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	61.9	61.5
Total capitalization	100.0%	100.0%
PNM
PNM common equity	52.0%	51.4%
Preferred stock	0.3	0.3
Long-term debt	47.7	48.3
Total capitalization	100.0%	100.0%
TNMP
Common equity	50.3%	49.2%
Long-term debt	49.7	50.8
Total capitalization	100.0%	100.0%

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

As of September 30, 2021, approximately 56% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG. This reflects the retirement of SJGS Units 2 and 3 that occurred in December 2017 and the restructuring of ownership in SJGS Unit 4. These events reduced PNM’s entitlement in SJGS from 783 MW to 562 MW and caused the Company’s output of GHG to decrease when compared to 2017. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.

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

As of September 30, 2021, PNM owns or procures power under PPAs from 957 MW of capacity from renewable generation resources. This is comprised of solar-PV, wind, and geothermal facilities including 158 MW of PNM-owned solar, 130 MW of solar-PV capacity which serve a data center located in PNM's service territory and 140 MW of wind which began commercial operations in 2021 to serve retail customers. This renewable capacity will increase to 1,057 MW by the first quarter of 2022 with an anticipated 100 MW of solar-PV scheduled to come online in the first quarter of 2022. Finally, the entire portfolio of replacement resources approved by the NMPRC on July 29, 2020, in PNM’s SJGS Abandonment Application, includes replacement of SJGS capacity with procurement of 650 MW of solar PPAs combined with 300 MW of battery storage agreements. These resources will result in PNM owning, leasing, or procuring through PPAs, capacity from renewable resources and battery storage facilities totaling 2,007 MW by year-end 2022. PNM has also filed two other requests with the NMPRC for authorization to procure future additional renewable energy resources. In the PVNGS Leased Interest Abandonment Application PNM requested authorization to procure 450 MW of solar capacity and 290 MW of battery energy storage resources as replacement for the leased PVNGS capacity of 114 MW and to assure system reliability. PNM has also been authorized to procure an additional 240 MW of solar capacity and 50 MW of battery energy storage to serve the Facebook data center located in PNM’s service territory. Approval of these renewable energy and battery resources should further reduce any exposure to GHG emissions risk. These estimates are subject to change due to underlying variables, including changes in PNM's generation portfolio, supplier's ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 11 and 12.

PNM also has a customer distributed solar generation program that represented 190.8 MW at September 30, 2021. PNM’s distributed solar programs will generate an estimated 381.6 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 5,206 GWh of electricity through 2020. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,500 GWh of electricity savings, which will avoid at least

1.0 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

While corresponding NSR reform regulations were proposed as part of the proposed ACE Rule, the final rule did not include such reform measures. Unrelated to the ACE Rule, EPA issued a proposed rule on August 1, 2019 to clarify one aspect of the pre-construction review process for evaluating whether the NSR permitting program would apply to a proposed project at an existing source of emissions. The final rule on NSR Project Emissions Accounting became effective on December 24, 2020 clarifying that both emissions increases and decreases resulting from a project are to be considered in determining whether the proposed project will result in an increase in air emissions. The Biden Administration denied a petition for reconsideration of the rule on October 12, 2021 but indicated that it plans to initiate a new rulemaking to address the issues raised by the petitioners.

On January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al. regarding challenges to the EPA’s ACE Rule regulating emissions of carbon dioxide from EGUs under section 111(d) of the Clean Air Act. The DC Circuit vacated the ACE Rule and remanded the record to EPA for further consideration consistent with the court’s opinion, finding that EPA misinterpreted the Clean Air Act when it determined that the language of section 111 unambiguously barred consideration of emissions reductions options that were not applied at the source. Four petitions for certiorari to the US Supreme Court were filed, followed by several supporting briefs, and EPA filed its response on August 5, 2021, and a briefing was completed on August 24, 2021.

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

On January 20, 2021, President Biden signed an executive order “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis,” which instructs agency heads to review all Trump Administration actions for inconsistency with the Biden Administration’s policy “to listen to the science; to improve public health and protect our environment; to ensure access to clean air and water; to limit exposure to dangerous chemicals and pesticides; to hold polluters accountable, including those who disproportionately harm communities of color and low-income communities; to reduce greenhouse gas emissions; to bolster resilience to the impacts of climate change; to restore and expand our national treasures and monuments; and to prioritize both environmental justice and the creation of the well-paying union jobs necessary to deliver on these goals.” Agency heads were directed to consider suspending, revising or rescinding any action that is inconsistent with the stated policy. Within 30 days of the executive order, agency heads submitted to OMB a preliminary list of those actions being considered for suspension, revision or rescission that would be completed by December 31, 2021, and would be subject to OMB review. Within 90 days of the executive order, agency heads submitted to OMB an updated list of such actions that would be completed by December 31, 2025. EPA is reconsidering the ACE Rule pursuant to this executive order.

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

The ETA was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Under the ETA provisions, PNM will also be required to meet a generation emission standard of no more than 400 lbs. of CO2 per MWh beginning in 2023 and not more than 200 lbs. per MWh beginning in 2032. PNM takes this requirement into account in its resource planning and it is expected that the standards will be met with the proposed resource retirements and replacements. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “energy transition costs” (as defined by the ETA). These costs may include coal mine decommissioning, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under a NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA in Note 11. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio. In February 2020, the hearing examiners assigned to the SJGS abandonment and financing proceedings issued recommended decisions recommending approval of PNM’s abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA. On April 1, 2020, the NMPRC approved the hearing examiners' recommendation to approve PNM's application to retire its share of SJGS in 2022 and for the issuance of Securitized Bonds. See additional discussion of PNM’s SJGS Abandonment Application in Note 12. PNM has also requested approval of energy transition bonds for the Four Corners Abandonment costs of that transition away from coal-fired generation. PNM cannot predict the full impact of the ETA or the outcome of potential future generating resource abandonment filings with the NMPRC.

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

As of September 30, 2021, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2020 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. In the nine months ended September 30, 2021 and 2020, the effects of mark-to-market commodity derivative instruments had no impact to PNM's net earnings and $1.9 million and zero of fair value losses have been recorded as a regulatory asset. All of the fair values as of September 30, 2021 were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by 2022.
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

Schedule of Credit Risk Exposure
September 30, 2021
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$6,443	1	$5,741
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	1,069	—	—
Non-investment grade	—	—	—
Total	$7,512		$5,741

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At September 30, 2021, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of September 30, 2021 was $5.7 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.7%, or $100.6 million if interest rates were to decline by 50 basis points from their levels at September 30, 2021. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. Variable interest rates are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

At October 22, 2021, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	1.59%	$10,600	$300,000
PNM Revolving Credit Facility	—	—	400,000
PNM 2017 New Mexico Credit Facility	—	—	40,000
TNMP Revolving Credit Facility	—	—	75,000
		$10,600	$815,000
Long-term Debt:
PNMR 2021 Delayed-Draw Term Loan	0.94%	$850,000
PNM 2021 Term Loan	0.91	75,000
		$925,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $455.4 million at September 30, 2021, of which 58.4% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2021, the decrease in the fair value of the fixed-rate securities would be 2.2%, or $5.9 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at September 30, 2021. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 39.8% of the securities held by the trusts as of September 30, 2021. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $18.1 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

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
•Texas Winter Storm
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
Fourteenth Supplemental Indenture, dated as of August 16, 2021, between Texas-New Mexico Power Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to TNMP's Current Report on Form 8-K filed August 16, 2021)

10.1	PNMR
Ninth Amendment to Credit Agreement, dated as of September 15, 2021, among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNMR Revolving Credit Facility)

10.2	PNM
Note Purchase Agreement, dated July 14, 2021, between Public Service Company of New Mexico and the purchasers named therein (incorporated by reference to Exhibit 10.1 to PNM's Current Report on Form 8-K filed July 14, 2021)

10.3	PNM
Note Purchase Agreement, dated September 23, 2021, between Public Service Company of New Mexico and the purchasers named therein (incorporated by reference to Exhibit 10.1 to PNM's Current Report on Form 8-K filed September 23, 2021)

10.4	TNMP
Bond Purchase Agreement, dated July 14, 2021, between Texas-New Mexico Power Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to TNMP's Current Report on Form 8-K filed July 14, 2021)

10.5	TNMP
Third Amendment to Third Amended and Restated Credit Agreement, dated as of September 15, 2021, among TNMP identified therein and KeyBank, National Association, as administrative agent (TNMP Revolving Credit Facility)

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	October 28, 2021	/s/ Henry E. Monroy
Henry E. Monroy
Vice President and Corporate Controller
(Officer duly authorized to sign this report)