Form 10-K
period 2021-12-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2022-03-01
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

As of February 18, 2022, shares of common stock outstanding were:

PNMR	85,834,874
PNM	39,117,799
TNMP	6,358

On June 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $48.77 per share reported by The Wall Street Journal, was $4,186,166,805. PNM and TNMP have no common stock held by non-affiliates.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of shareholders of PNMR to be held on May 10, 2022.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ABO	Accumulated Benefit Obligation
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
Anaheim	City of Anaheim, California
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
BDT	Balanced Draft Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
BTU	British Thermal Unit
CAA	Clean Air Act
CAISO	California Independent System Operator
Carbon Pollution Standards	Carbon Pollution Standards established by the EPA on August 3, 2015
Casa Mesa Wind	Casa Mesa Wind Energy Center
CCAE	Coalition for Clean Affordable Energy
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CFIUS	Committee on Foreign Investment in the United States
CFRE	Citizens for Fair Rates and the Environment
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
COVID-19	Novel coronavirus global pandemic
CSA	Coal Supply Agreement
CTC	Competition Transition Charge
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCOS	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
Effective Time	The time the Merger is consummated
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
End Date	The date at which the Merger Agreement may be terminated if the Effective Time has not yet occurred; January 20, 2022, subsequently extended to April 20, 2023.
Energy Transition Charge	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FAST Act	SEC’s modernization and simplification of Regulation S-K
FCC	Federal Communications Commission

FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTC	Federal Trade Commission
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
HSR	Hart-Scott Rodino Antitrust Improvement Act of 1976
IBEW	International Brotherhood of Electrical Workers
Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
INDC	Intended Nationally Determined Contribution
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
Joint Applicants	PNM, PNMR, Merger Sub, Avangrid and Iberdrola, S.A.
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind I	La Joya Wind Facility generating 166 MW of output that became operational in February 2021
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
La Luz	La Luz Generating Station
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
Leeward	Leeward Renewable Energy Development, LLC
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub, as amended by the amendment to the Merger Agreement dated January 3, 2022
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined below)
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
v

NM Capital	NM Capital Utility Corporation, an unregulated wholly-owned subsidiary of PNMR, now known as New Mexico PPA Corporation
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2017 Term Loan	PNM’s $200.0 Million Unsecured Term Loan
PNM 2019 $40.0 Million Term Loan	PNM’s $40.0 Million Unsecured Term Loan
PNM 2019 $250.0 Million Term Loan	PNM’s $250.0 Million Unsecured Term Loan
PNM 2020 Fixed Rate PCRBs	PNM's $302.5 million PCRBs remarketed on July 22, 2020
PNM 2020 Note Purchase Agreement	PNM's Agreement for the sale of PNM 2020 SUNs
PNM 2020 SUNs	PNM's $200.0 million Senior Unsecured Notes issued on April 30, 2020
PNM 2020 Term Loan	PNM’s $250.0 million Unsecured Term Loan issued on April 15, 2020, of which $100.0 million was repaid on April 30, 2020
PNM 2021 Fixed Rate PCRBs	PNM’s $100.3 million PCRBs remarketed on October 1, 2021
PNM 2021 Note Purchase Agreement	PNM’s Agreement for the sale of PNM’s 2021 SUNs
PNM 2021 SUNs	PNM’s $160.0 Million Senior Unsecured Notes issued on July 14, 2021
PNM 2021 Term Loan	PNM’s $75.0 Million 18-month Unsecured Term Loan that matures on December 18, 2022
PNM Floating Rate PCRBs	PNM's $100.3 million PCRBs remarketed on July 1, 2020
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNM September 2021 Note Purchase Agreement	PNM’s Agreement for the sale of PNM’s September 2021 SUNs
PNM September 2021 SUNs	PNM’s $150.0 Million Senior Unsecured Notes issued on December 2, 2021
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2018 SUNS	PNMR’s $300.0 Million Senior Unsecured Notes issued on March 9, 2018
PNMR 2018 Two-Year Term Loan	PNMR’s $50.0 Million Two-Year Unsecured Term Loan

PNMR 2019 Term Loan	PNMR’s $150.0 Million Unsecured Term Loan
PNMR 2020 Forward Equity Sale Agreements	PNMR’s Block Equity Sale of 6.2 million Shares of PNMR Common Stock with Forward Sales Agreement
PNMR 2020 Term Loan	PNMR’s $150.0 million Unsecured Term Loan that matures on January 31, 2022
PNMR 2020 Delayed-Draw Term Loan	PNMR’s $300.0 million Unsecured Delayed-Draw Term Loan that matures on January 31, 2022
PNMR 2021 Delayed-Draw Term Loan	PNMR’s $1.0 Billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2023
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $40.0 million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $65.0 Million Unsecured Term Loan that matures on January 31, 2022
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RFP	Request For Proposal
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SEC	United States Securities and Exchange Commission
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SO2	Sulfur Dioxide
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCEQ	Texas Commission on Environmental Quality
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TEP	Transportation Electrification Program

TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application Filed May 30, 2018
TNMP 2018 Term Loan	TNMP’s $35.0 Million Unsecured Term Loan
TNMP 2019 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2019 Bond Purchase Agreement
TNMP 2019 Bond Purchase Agreement	TNMP’s Agreement to Issue an Aggregate of $305.0 Million in First Mortgage Bonds in 2019
TNMP 2020 Bonds	TNMP’s First Mortgage Bonds issued on April 24, 2020 under the TNMP 2020 Bond Purchase Agreement
TNMP 2020 Bond Purchase Agreement	TNMP’s Agreement for the sale of TNMP’s 2020 First Mortgage Bonds
TNMP 2021 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2021 Bond Purchase Agreement
TNMP 2021 Bond Purchase Agreement	TNMP’s Agreement for the sale of TNMP’s 2021 First Mortgage Bonds
TNMP FMBs	TNMP’s aggregate $750.0 Million of outstanding 2014 to 2020 First Mortgage Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
TSAs	Transmission Service Agreements
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
Western Spirit Line	An approximately 150-mile 345-kV transmission line that PNM purchased in December 2021
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC
WSPP	Western Systems Power Pool

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

PNMR’s success in accomplishing its financial objectives is highly dependent on two key factors: fair and timely regulatory treatment for its utilities and the utilities’ strong operating performance. The Company has multiple strategies in place to achieve favorable regulatory treatment, all of which have as their foundation a focus on the basics: safety, operational excellence, and customer satisfaction, while engaging stakeholders to build productive relationships. The Company believes that maintaining strong and modern electric infrastructure is critical to ensuring reliability and supporting economic growth. PNM and TNMP strive to balance service affordability with infrastructure investment to maintain a high level of electric reliability and to deliver a safe and superior customer experience.

Both PNM and TNMP seek cost recovery for their investments through general rate cases, periodic cost of service filings, and various rate riders. PNM filed a general rate case with the NMPRC in December 2016 and the NMPRC issued a rate order in that case in January 2018. TNMP filed a general rate case in May 2018 and the PUCT issued an order in that case in December 2018. Additional information about rate filings is provided in Operations and Regulation below and in Note 17.

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

The Merger Agreement provided that it may be terminated if the Effective Time shall not have occurred by the End Date; however, either PNMR or Avangrid could extend the End Date to April 20, 2022 if all conditions to closing have been satisfied other than the obtaining of all required regulatory approvals. On December 8, 2021, the NMPRC issued an order rejecting the stipulation agreement relating to the Merger and the approval of the Merger from the NMPRC has not yet been obtained.

In light of the NMPRC December 8, 2021 ruling, on January 3, 2022, PNMR, Avangrid and Merger Sub entered into an Amendment to the Merger Agreement pursuant to which PNMR and Avangrid each agreed to extend the End Date to April 20, 2023. The parties acknowledge in the Amendment that the required regulatory approval from the NMPRC has not been obtained and that the parties have reasonably determined that such outstanding approval will not be obtained by April 20, 2022. As amended, the Merger Agreement may be terminated by each of PNMR and Avangrid under certain circumstances, including if the Merger is not consummated by April 20, 2023.

With respect to the NMPRC proceedings, on April 20, 2021, the Joint Applicants, the NMAG, WRA, the International Brotherhood of Electrical Workers Local 611, Dine, Nava Education Project, the San Juan Citizens Alliance and To Nizhoni Ani, had entered into a stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. Subsequently, CCAE, Onward Energy Holdings LLC, Walmart Inc., Interwest Energy Alliance, M-S-R Power and the Incorporated County of Los Alamos joined an amended stipulation. An evidentiary hearing was held from August 11 - 19, 2021. On November 1, 2021, a Certification of Stipulation was issued by the hearing examiner, which recommended against approval of the amended stipulation. On December 8, 2021, the NMPRC issued an order adopting the Certification of Stipulation, rejecting the amended stipulation reached by the parties. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court. On February 2, 2022, PNMR and Avangrid filed a statement of issues outlining the argument for appeal.

With respect to other regulatory proceedings related to the Merger, in January 20, 2021, the FTC notified PNMR and Avangrid that early termination of the waiting period under the HSR Act in connection with the Merger was granted. In February 2021, CFIUS completed its review of the Merger and concluded that there are no unresolved national security concerns with respect to the Merger. In March 2021, PNMR and Avangrid received FCC approval of the transfer of operating licenses related to the Merger. In April 2021, FERC issued an order authorizing the Merger. In May 2021, the PUCT issued an order authorizing the Merger and the NRC approved the Merger. As a result of the delay in closing of the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid are required to make a new filing under the HSR Act and request extensions of the previous granted approvals from the FCC and NRC. On February 9, 2022, the request for extension was filed with the NRC. On February 24, 2022, the requests for a 180-day extension were granted by the FCC. No additional filings will be required with CFIUS, FERC or the PUCT.

Consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the absence of any material adverse effect on PNMR, the receipt of required regulatory approvals, and the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made. The agreement relating to the divestiture of Four Corners has been entered into and is in full force and effect and related filings have been made with the NMPRC.

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

OPERATIONS AND REGULATION

Regulated Operations

Electric power demand is generally seasonal. Power consumption in both New Mexico and Texas peaks during the hot summer months with revenues traditionally peaking during that period. The seasonality of demand for electricity in turn impacts the timing of plant maintenance and operating expense throughout the year. As a result, the quarterly operating results of PNMR and its operating subsidiaries vary throughout the year. In addition, unusually mild or extreme weather patterns may cause the overall operating results of the Company to fluctuate.

PNM
Operational Information

PNM is an electric utility that provides electric generation, transmission, and distribution service to its rate-regulated customers. PNM was incorporated in the State of New Mexico in 1917. PNM’s retail electric service territory covers a large area of north-central New Mexico, including the cities of Albuquerque, Rio Rancho, and Santa Fe, and certain areas of southern New Mexico. Service to retail electric customers is subject to the jurisdiction of the NMPRC. The largest retail electric customer served by PNM accounted for 3.1% of its revenues for the year ended December 31, 2021. Other services provided by PNM include wholesale transmission services to third parties. Regulation encompasses the utility’s electric rates, service, accounting, issuances of securities, construction of major new generation, abandonment of existing generation, types of generation resources, transmission and distribution facilities, and other matters. See Notes 16 and 17 for additional information on rate cases and other regulatory matters.

Weather-normalized retail electric KWh sales increased by 0.3% in 2021 and decreased by 0.8% in 2020. The system peak demands for retail and firm-requirements customers were as follows:

System Peak Demands

	2021	2020	2019
	(Megawatts)
Summer	1,968	1,974	1,937
Winter	1,518	1,460	1,440
PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow the utility to access public rights-of-way for placement of its electric facilities. Franchise agreements have expired in some areas PNM serves. Because PNM remains obligated under New Mexico state law to provide service to customers in these areas, the expirations should not have a material adverse impact. The Albuquerque, Rio Rancho, and Santa Fe metropolitan areas accounted for 41.2%, 7.2%, and 5.7% of PNM’s 2021 revenues and no other franchise area represents more than 5%. PNM also earns revenues from its electric retail operations in its service areas that do not require franchise agreements.

PNM owns 3,426 miles of electric transmission lines that interconnect with other utilities in New Mexico, Arizona, Colorado, Texas, and Utah. New Mexico ranks third in the Nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks third in the Nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNM owns transmission capacity in an area of eastern New Mexico with large wind generation potential and in recent years there has been substantial interest by developers of wind generation to interconnect to PNM’s transmission system in this area. PNM invested approximately $285 million for the expansion of PNM’s transmission system reflecting the purchase of the Western Spirit Line to provide additional service to transmit power from these generation resources to customers in New Mexico and California.

PNM began participating in the EIM on April 1, 2021 which generated $12.5 million of cost savings to customers for the year. The NMPRC granted PNM authority to seek recovery of costs associated with joining the EIM in a future general rate case and to pass the benefits of participating in EIM to customers through the FPPAC. See Note 17. PNM also engages in activities to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-ahead, week-ahead, and other sales of excess generation not required to fulfill retail load and contractual commitments. These activities are credited to customers through PNM’s FPPAC.

Regulatory Activities

NMPRC Regulated Retail Rate Proceedings

The rates PNM charges retail customers are subject to traditional rate regulation by the NMPRC. In December 2016, PNM filed the NM 2016 Rate Case with the NMPRC. After extensive settlement negotiations and public proceedings, the NMPRC issued a Revised Order Partially Adopting Certification of Stipulation dated January 17, 2018. The key terms of that order include an increase in base non-fuel revenues of $10.3 million, which includes a reduction to reflect the impact of the decrease in the federal corporate income tax rate and updates to PNM’s cost of debt (aggregating an estimated $47.6 million annually), a ROE of 9.575%, a requirement to return to customers over a three-year period the benefit of the reduction in the New Mexico corporate income tax rate, a disallowance of PNM’s ability to collect an equity return on certain investments aggregating $148.1 million at Four Corners, and a requirement to consider the prudency of PNM’s decision to continue its participation in Four Corners in PNM’s next general rate case filing. In accordance with the NMPRC’s final order, PNM implemented 50% of the approved rate increase for service rendered beginning February 1, 2018 and the rest of the increase for service rendered on January 1, 2019.

PNM has a NMPRC-approved rate rider to collect costs for renewable energy procurements that are not otherwise being collected in rates. If PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operation, exceeds the NMPRC-approved rate by 0.5%, the rider provides that PNM would refund the excess to customers during the following year. PNM did not exceed the limitation in 2020 and does not expect to exceed the limitation in 2021. The NMPRC has also approved riders designed to allow PNM to bill and collect substantially all of fuel and purchased power costs and costs of approved energy efficiency initiatives.

FERC Regulated Wholesale Transmission

Rates charged to wholesale electric transmission customers, other than customers on the Western Spirit Line described below, are based on a formula rate mechanism pursuant to which rates for wholesale transmission service are calculated annually in accordance with an approved formula. The formula includes updating cost of service components, including investment in plant and operating expenses, based on information contained in PNM’s annual financial report filed with FERC, as well as including projected transmission capital projects to be placed into service in the following year. The projections included are subject to true-up in the formula rate for the following year. Certain items, including changes to return on equity and depreciation rates, require a separate filing to be made with FERC before being included in the formula rate.

In May 2019, PNM filed an application with FERC requesting approval to purchase and provide transmission service on the Western Spirit Line. All necessary approvals were obtained. In December 2021, PNM completed the purchase of the Western Spirit Line and service under related transmission agreements was initiated using an incremental rate that is separate from the formula rate mechanism described above. See Note 17.

The Energy Transition Act (“ETA”)

The ETA became effective on June 14, 2019. As discussed below, the ETA amends the REA and requires utilities operating in New Mexico to provide 100% zero-carbon energy by 2045. The ETA also provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue to qualified investors securitized bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities. Proceeds from the energy transition bonds must be used to provide utility service to customers and for other costs as defined by the ETA. On January 29, 2020, the NM Supreme Court issued a ruling requiring the NMPRC apply the ETA to all aspects of PNM’s SJGS Abandonment Application. On April 1, 2020, the NMPRC unanimously approved the hearing examiners’ recommended decisions regarding the abandonment of SJGS and the related securitized financing under the ETA. On May 8, 2020, CFRE and NEE filed a joint statement of issues with the NM Supreme Court which asserts that the NMPRC improperly applied the ETA and that the ETA violates the New Mexico Constitution. On January 10, 2021, the NM Supreme Court issued its decision rejecting CFRE’s and NEE’s constitutional challenges to the ETA and affirmed the NMPRC final order.

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of energy transition bonds as provided by the ETA. As ordered by the hearing examiner in the case, PNM filed an amended application and testimony on March 15, 2021. The amended application provided additional information to support PNM's request, provided background on the NMPRC's consideration of the prudence of PNM's investment in Four Corners in the NM 2016 Rate Case and explained how the proposed sale and abandonment provides a net public benefit. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application.

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

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. For additional information on the Texas winter storm, see Note 16.

For its volumetric load consumers billed on KWh usage, TNMP experienced a decrease in weather normalized retail KWh sales of 0.8% in 2021 and an increase of 2.9% in 2020. For its weather normalized demand-based load, excluding retail transmission consumers, TNMP experienced an increase of 1.8% in 2021 and a decrease of 1.3% in 2020. As of December 31, 2021, 110 active REPs receive transmission and distribution services from TNMP. In 2021, the three largest REPs accounted for 23%, 19%, and 10% of TNMP’s operating revenues. No other consumer accounted for more than 10% of revenues.

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

Regulatory Activities

The rates TNMP charges customers are subject to traditional rate regulation by the PUCT. On January 1, 2019, TNMP implemented a PUCT order in TNMP’s 2018 Rate Case to increase annual base rates by $10.0 million based on a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. The increase reflects the reduction in the federal corporate income tax rate to 21%. Under the approved settlement stipulation TNMP was granted authority to update depreciation rates and refund the regulatory liability related to federal tax reform to customers.

The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT approved interim adjustments to TNMP’s transmission rates of $7.8 million in March 2020, $2.0 million in October 2020, $14.1 million in March 2021, and $6.3 million in September 2021. On January 26, 2022 TNMP filed an application to further update its transmission rates, which would increase revenues by $14.2 million annually. The application is pending before the PUCT. The PUCT approved interim adjustments to TNMP’s distribution revenue requirement of $14.7 million in August 2020 and $13.5 million in September 2021. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs.

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
SOURCES OF POWER
PNM
Generation Capacity

As of December 31, 2021, the total net generation capacity of facilities owned or leased by PNM was 2,168 MW. PNM also obtains power under long-term PPAs for the power produced by Valencia, New Mexico Wind, Red Mesa Wind, Casa Mesa Wind, La Joya Wind I and II, the Lightning Dock Geothermal facility, and the NMRD-owned solar facilities.

PNM’s capacity in electric generating facilities, which are owned, leased, or under PPAs, in commercial operation as of December 31, 2021 is:

			Generation	Percent of
			Capacity	Generation
Type	Name	Location	(MW)	Capacity
Coal	SJGS	Waterflow, New Mexico	562	18.0%
Coal	Four Corners	Fruitland, New Mexico	200	6.4%
Coal-fired resources			762	24.4%

Gas	Reeves Station	Albuquerque, New Mexico	146	4.6%
Gas	Afton (combined cycle)	La Mesa, New Mexico	235	7.5%
Gas	Lordsburg	Lordsburg, New Mexico	85	2.7%
Gas	Luna (combined cycle)	Deming, New Mexico	190	6.1%
Gas/Oil	Rio Bravo	Albuquerque, New Mexico	149	4.8%
Gas	Valencia	Belen, New Mexico	155	5.0%
Gas	La Luz	Belen, New Mexico	41	1.3%
Gas-fired resources			1,001	32.0%

Nuclear	PVNGS	Wintersburg, Arizona	402	12.9%

Solar	PNM-owned solar	Twenty-four sites in New Mexico	158	5.1%
Solar	NMRD-owned solar	Los Lunas, New Mexico	130	4.2%
Wind	New Mexico Wind	House, New Mexico	200	6.4%
Wind	Red Mesa Wind	Seboyeta, New Mexico	102	3.3%
Wind	Casa Mesa Wind	House, New Mexico	50	1.6%
Wind	La Joya Wind I	Torrance, New Mexico	166	5.3%
Wind	La Joya Wind II	Torrance, New Mexico	140	4.5%
Geothermal	Lightning Dock Geothermal	Lordsburg, New Mexico	11	0.3%
Renewable resources			957	30.7%
			3,122	100.0%

The NMPRC has approved plans for PNM to procure energy and RECs from additional solar-PV renewable resources totaling 1,440 MW to serve retail customers and a data center located in PNM’s service territory, including the portfolio to replace the planned retirement of SJGS for solar PPAs of 650 MW combined with 300 MW of battery storage agreements. The PVNGS Leased Interest Abandonment Application approved by the NMPRC includes solar PPAs of 450 MW combined with 290 MW of battery storage agreements. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements. If adjusted for these plans, the table above would reflect the percentage of generation capacity from fossil-fueled resources of 26.5%, from nuclear resources of 6.4%, and from renewable and battery storage resources of 67.1%. In addition, PNM also has a customer distributed solar generation program that represented 201.2 MW at December 31, 2021.

Fossil‑Fueled Plants

SJGS is operated by PNM and, until December 2017, consisted of four units. SJGS Units 2 and 3 were retired in December 2017 and the ownership interests in SJGS Unit 4 were restructured. PNM has received NMPRC approval to retire its remaining ownership in SJGS in 2022. See Note 17.

The table below presents the rated capacities and ownership interests of each participant in each unit of SJGS at December 31, 2021:

	Unit 1	Unit 4
Capacity (MW)	340	507

PNM (1)	50.000%	77.297%
Tucson	50.000	—
Farmington	—	8.475
Los Alamos	—	7.200
UAMPS	—	7.028
Total	100.000%	100.000%
(1) Includes a 12.8% interest held in SJGS Unit 4 as a merchant plant.

Four Corners Units 4 and 5 are 13% owned by PNM. These units are jointly owned with APS, SRP, Tucson, and NTEC, and are operated by APS. The Four Corners plant site is located on land within the Navajo Nation and is subject to an easement from the federal government. APS, on behalf of the Four Corners participants, negotiated amendments to extend the owners’ right to operate the plant on the site to July 2041. In June 2021, APS and the owners of Four Corners entered into agreements to operate Four Corners seasonally beginning in Fall 2023, subject to the necessary approvals. Under seasonal operations, a single unit will remain online year-round, subject to market conditions as well as planned maintenance outages and unplanned outages. In addition, the other unit will be operational throughout the summer season when customer demand is the highest. PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024. See Note 17.

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

On April 5, 2021, PNM and SRP entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to SRP certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2, which SRP has agreed to acquire from the lessors upon termination of the existing leases. The proposed transaction between PNM and SRP received all necessary approvals, including NRC approval for the transfer of the associated possessory licenses to SRP at the end of the term of each of the respective leases. See Notes 16 and 17 for information on other PVNGS matters including the PVNGS Leased Interest Abandonment Application and Note 8 for additional information concerning the PVNGS leases.

Renewables

At December 31, 2021, PNM owns 158 MW of solar facilities in commercial operation. In addition, PNM purchases renewable power under long-term PPAs to serve New Mexico retail customers, including a data center located in PNM’s service territory. At December 31, 2021, renewable energy procured under these agreements from wind, solar-PV, and geothermal facilities aggregated to 658 MW, 130 MW, and 11 MW. These agreements currently have expiration dates beginning in January 2035 and extending through June 2045. The NMPRC has approved PNM’s request to enter into additional PPAs for renewable energy for an additional 1,440 MW of energy from solar-PV facilities combined with 640 MW of battery storage agreements with an anticipated 100 MW expected to come online in 2022. The entire portfolio of replacement resources approved by the NMPRC in PNM’s SJGS Abandonment Application includes replacement of SJGS capacity with the procurement of 650 MW of solar PPAs combined with 300 MW of battery storage agreements. The PVNGS Leased Interest Abandonment Application approved by the NMPRC for replacement of 114 MW of PVNGS capacity and to ensure system reliability and load needs are met includes procurement of 450 MW of solar PPAs combined with 290 MW of battery storage agreements. In addition, the NMPRC issued an order that will allow PNM to service a data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. See Note 17.

A summary of purchased power, excluding Valencia, is as follows:

	Year Ended December 31,
	2021	2020
Purchased under long-term PPAs
MWh	3,107,696	2,207,238
Cost per MWh	$33.95	$34.00
Other purchased power
Total MWh (1)	2,510,263	318,061
Cost per MWh	$45.97	$51.18
(1) Increase in 2021 primarily resulted from PNM’s participation in the EIM. See Note 4 and Note 17.

Plant Operating Statistics

Equivalent availability of PNM’s major base-load generating stations was:

Plant	Operator	2021	2020
SJGS	PNM	74.2%	73.3%
Four Corners	APS	66.1%	63.9%
PVNGS	APS	91.7%	89.5%
Joint Projects

SJGS, PVNGS, Four Corners, and Luna are joint projects each owned or leased by several different entities. Some participants in the joint projects are investor-owned entities, while others are privately, municipally, or co-operatively owned. Furthermore, participants in SJGS have varying percentage interests in different generating units within the project. On January 31, 2016 an agreement to restructure the ownership in SJGS became effective. The restructuring agreement provided for certain participants in SJGS to exit ownership at December 31, 2017, by which time SJGS Units 2 and 3 were required to be permanently shut down. On April 1, 2020, the NMPRC approved the abandonment of PNM’s remaining interest in SJGS on June 30, 2022. On February 17 2022, PNM filed a request with the NMPRC to extend operation of SJGS Unit 4 until September 30, 2022. The filing provided that PNM had obtained agreement from the SJGS owners to extend operation of Unit 4, but was unable to secure the extended operation of Unit 1. See Note 17 for additional information about PNM’s SJGS Abandonment Application.

The primary operating or participation agreements for the other joint projects expire July 2041 for Four Corners, December 2046 for Luna, and November 2047 for PVNGS. As described above, Four Corners is located on land within the Navajo Nation and is subject to an easement from the federal government. On January 8, 2021, PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024. See Note 17 for additional information about PNM’s Four Corners Abandonment Application. Portions of PNM’s interests in PVNGS Units 1 and 2 are held under leases. See Nuclear Plant above and Note 8 regarding PNM’s actions related to these leases.

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

FUEL
PNM
The percentages (on the basis of KWh) of PNM’s generation of electricity, including Valencia, fueled by coal, nuclear fuel, and gas and oil, and the average costs to PNM of those fuels per MMBTU were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of Generation	Average Cost	Percent of Generation	Average Cost	Percent of Generation	Average Cost
2021	44.3%	$3.02	34.8%	$0.68	16.8%	$6.02
2020	43.6%	$3.04	34.7%	$0.70	17.6%	$1.63

In both 2021 and 2020, 4.1% of PNM’s generation was from utility-owned solar, which has no fuel cost. The generation mix for 2022, including power procured under long-term PPAs, is expected to be 25.7% coal, 33.2% nuclear, 18.3% gas and oil, and 22.8% from renewable resources, including solar, wind, and geothermal. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits, and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future. See Sources of Power – PNM – PPAs for information concerning the cost of purchased power. PNM recovers substantially all of its fuel and purchased power costs through the FPPAC.

Coal

SJGS and Four Corners are coal-fired generating plants that obtain their coal requirements from mines near the plants. The coal supply contract for SJGS, was set to expire on June 30, 2022, but was extended, subject to FERC acceptance of the SJGS participation agreement, through September 30, 2022 with an amendment to the coal supply agreement executed on February 17, 2022. Coal supply has not been arranged for periods after the existing contract expires. Substantially all of PNM’s coal costs are passed on to PNM’s customers under the FPPAC. PNM believes there is adequate availability of coal resources to continue to operate SJGS through September 30, 2022.

In December 2013, a coal supply arrangement for Four Corners that runs through July 6, 2031 was executed. Since that time, certain amendments have been made to the contract including amendments to reduce annual take-or-pay minimums and to change the annual contract period to end in May rather than in July of each year. The contract provides for pricing adjustments over its term based on economic indices. In connection with the proposed exit of Four Corners, PNM would make payments totaling $75.0 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after December 31, 2024.

See Note 16 for additional information about PNM’s coal supply arrangements. See Note 17 for additional information about PNM’s SJGS Abandonment Application, PNM’s Four Corners Abandonment Application, and the 2020 IRP, which all focus on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024.
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
Nuclear Fuel and Waste

PNM is one of several participants in PVNGS. The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The PVNGS participants have contracted for 100% of PVNGS’s requirements for uranium concentrates through 2025 and 55% through 2028. Additional needed supplies are covered through existing inventories or spot market transactions. For conversion services, 100% are contracted through 2025 and 70% through 2030. Additional needed conversion services are covered through existing inventories or spot market transactions. For enrichment services 90% is contracted through 2022 and 80% through 2026. For fuel assembly fabrication 100% is contracted through 2027.
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

HUMAN CAPITAL RESOURCES

PNM Resources depends on over 1,600 dedicated employees to deliver outstanding customer service and transform into an emissions-free generation future.

Culture

Our diverse and inclusive workforce make the Company successful through our core values of safety, caring, and integrity. Our culture fosters behavior and mindset to sustain shared purpose, transparency and collaboration creating both individual and organizational accountability for achieving key results. Aligned with the core value of safety, we embarked on an in-depth safety survey and actionable plan focused on further integrating safety into our culture. In addition, we incorporate mental and physical well-being into our culture through a robust employee wellness program.

Talent Management and Total Rewards

We seek to attract and retain a highly skilled workforce by offering competitive compensation and benefits as well as opportunities for career advancement. Total compensation packages are reviewed regularly to ensure competitiveness within the industry and consistency with performance levels. We are committed to a leadership development program, which ensures our leaders’ success and provides diverse learning plans for all employees.

Diversity and Inclusion

Our core values also drive a culture committed to diversity and inclusion. Our diverse workforce enables the Company to provide exceptional value to our customers and stakeholders. Our 1,646 employees include 39% represented by a bargaining unit, 26% women, 52% minorities, 14% identified as disabled, and 8% veterans. To enhance diversity, we take a multi-tiered approach, including unconscious bias training in our leadership development program, incorporating diversity into our hiring process and undertaking targeted recruitment with organizations supporting diverse candidates. Compensation equity is reviewed three times per year and we perform a robust annual succession planning process, including an evaluation of our programs for diversity and inclusion.

Governance

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
Employees
The following table sets forth the number of employees of PNMR, PNM, and TNMP as of December 31, 2021:

	PNMR	PNM	TNMP
Corporate (1)	401	—	—
PNM	877	877	—
TNMP	368	—	368
Total	1,646	877	368
(1) Represents employees of PNMR Services Company.

As of December 31, 2021, PNM had 444 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW Local 611 that is in effect through April 30, 2023. As of December 31, 2021, TNMP had 193 employees represented by IBEW Local 66 covered by a collective bargaining agreement that is in effect through August 31, 2024. The wages and benefits for PNM and TNMP employees who are members of the IBEW are typically included in the rates charged to electric customers and consumers, subject to approval of the NMPRC and PUCT.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements made in this filing that relate to future events or PNMR’s, PNM’s, or TNMP’s expectations, projections, estimates, intentions, goals, targets, and strategies are made pursuant to the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements are based upon current expectations and estimates and apply only as of the date of this report. PNMR, PNM, and TNMP assume no obligation to update this information.
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors, which are neither presented in order of importance nor weighted, include:

•The expected timing and likelihood of completion of the pending Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending Merger that could reduce anticipated benefits or cause the parties to abandon the transaction
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement
•The risk that the parties may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all
•The risk that the proposed Merger could have an adverse effect on the ability of PNMR to retain and hire key personnel and maintain relationships with its customers and suppliers, and on its operating results and businesses generally
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the prudence of PNM’s undepreciated investments in Four Corners and recovery of PNM’s investments and other costs associated with that plant, and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of regulatory proceedings, or resulting from potential mid-term or long-term impacts related to COVID-19
•Uncertainty relating to PNM’s decision to return the currently leased generating capacity in PVNGS Units 1 and 2 at the expiration of their lease terms in 2023 and 2024, including future regulatory outcomes relating to the ratemaking treatment
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the changes in PNM’s generation entitlement share for PVNGS following termination of the leases in 2023 and 2024, the proposed exit from Four Corners and the exit and abandonment of SJGS
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, the impacts of COVID-19 on customer usage, other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of regulatory proceedings, from the economic impacts of COVID-19 or from the entry into the Merger Agreement
•The risks associated with completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, and the ability of counterparties to meet their obligations under certain arrangements (including approved PPAs related to replacement resources for facilities to be retired or for which the leases will terminate), and supply chain or other outside support services that may be disrupted by the impacts of COVID-19
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the impacts of COVID-19, as well as the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the Tax Act, and other matters
•Risks related to climate change, including potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets
•Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM’s coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from international developments and the impacts of COVID-19
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate the coal supply at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

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
Regulatory Risks
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
The rates PNM charges its customers are regulated by the NMPRC and FERC. TNMP is regulated by the PUCT. The Company is in a period requiring significant capital investment and is projecting total construction expenditures for the years 2022-2026 to be $4.2 billion. See Note 14. PNM and TNMP anticipate a trend toward increasing costs, for which they will have to seek regulatory recovery. These costs include or are related to costs of asset construction for generation, transmission, and distribution systems necessary to provide electric service, as well as the cost to remove and retire existing assets, environmental compliance expenditures, regulatory mandates to acquire power from renewable resources, regulation related to nuclear safety, increased costs related to cybersecurity, increased interest costs to finance capital investments, and depreciation.

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
On January 8, 2021, PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of energy transition bonds as provided by the ETA. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application. PNM’s Statement of Issues was filed with the NM Supreme Court on January 21, 2022. See additional discussion of the ETA and PNM’s Four Corners Abandonment Application in Notes 16 and 17.

On January 29, 2021 PNM filed its 2020 IRP addressing the 20-year planning period, from 2020 through 2040. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024. The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth. See additional discussion regarding PNM’s 2020 IRP filing in Note 17.

On June 11, 2020, PNM provided notices to the lessors and the NMPRC that PNM will return the leased assets under both its PVNGS Unit 1 and Unit 2 leases upon expiration of the leases in January 2023 and 2024. PNM issued an RFP for replacement power resources on June 25, 2020. On April 2, 2021, PNM filed an application with the NMPRC requesting approval for the decertification and abandonment of 114 MW of leased PVNGS capacity, sale and transfer of related assets, and approval to procure new resources (“PVNGS Leased Interest Abandonment Application”). On April 21, 2021, the NMPRC issued an order stating that issues reserved to a separate proceeding in the NM 2015 Rate Case regarding the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2 shall be addressed in this case and PNM shall file testimony addressing the issue. On July 28, 2021, the hearing examiner issued a recommended decision recommending dismissal of PNM's requests for approval to abandon and decertify the Leased Interest; dismissal of PNM's request for approval to sell and transfer the related assets; and dismissal of PNM's request to create regulatory assets for the associated remaining undepreciated investments, but does not preclude PNM seeking recovery of the costs in a general rate case in which the test year period includes the time period in which PNM incurs such costs. The hearing examiner's recommended decision further provides that PNM's request for replacement and system reliability resources and the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2 should remain within the scope of this case.

On August 25, 2021, the NMPRC issued an order granting portions of the July 28, 2021 recommended decision related to dismissal of PNM's request for approval to abandon and decertify the Leased Interest and dismissal of PNM's request for approval to sell and transfer the related assets. In addition, the order bifurcated the issue of approval for the two PPAs and three battery storage agreements into a separate docket so it may proceed expeditiously. On February 16, 2022, the NMPRC approved the two PPAs and three battery storage agreements. See additional discussion of PNM’s PVNGS Leased Interest Abandonment Application in Notes 17.

An adverse decision regarding PNM’s ability to recover certain PVNGS decommissioning costs and recovery of undepreciated investments at PVNGS and Four Corners, could negatively impact PNM’s financial position, results of operations, and cash flows. Likewise, if the NMPRC does not authorize appropriate recovery of any undepreciated generating resources at the time those resources cease to be used to provide service to New Mexico ratepayers, including required future investments, and does not authorize recovery of the costs of obtaining power to replace those resources, PNM’s financial position, results of operations, and cash flows could be negatively impacted.
The inability to operate generation resources prior to their planned retirement dates, or the NMPRC’s denial, modification or delay of PNM’s applications for replacement resources, would require PNM to obtain power from other sources in order to serve the needs of its customers. There can be no assurance the NMPRC will allow PNM to recover undepreciated investments in retired facilities through rates charged to customers, that adequate sources of replacement power would be available, that adequate transmission capabilities would be available to bring that power into PNM’s service territory, or whether the cost of obtaining those resources would be economical. Any such events would negatively impact PNM’s financial position, results of operations, and cash flows unless the NMPRC authorized the collection from customers of any un-recovered costs related to the retired facilities, as well as costs of obtaining replacement power.

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

PNM currently recovers the cost of fuel for its generation facilities through its FPPAC. A coal supply contract for SJGS, was set to expire on June 30, 2022, but was extended, subject to FERC acceptance of the amended SJGS participation agreement, through September 30, 2022 with an amendment to the coal supply agreement on February 17, 2022. In December 2013, a new fifteen-year coal supply contract for Four Corners beginning in July 2016 was executed. In connection with its exit from Four Corners discussed, and subject to ultimate approval of its Four Corners Abandonment Application with a successful appeal of its initial denial discussed in Note 17, PNM will be relieved of its obligations under the coal supply agreement after December 31, 2024. The contracts provide for pricing adjustments over their terms based on economic indices. Although PNM believes substantially all costs under coal supply arrangements would continue to be recovered through the FPPAC, there can be no assurance that full recovery will continue to be allowed.

PNMR has counterparty credit risk in connection with financial support that was provided to facilitate the coal supply arrangement for SJGS. Adverse developments from these factors could have a negative impact on the business, financial condition, results of operations, and cash flows of PNM and PNMR.

PNMR has an arrangement with a bank under which the bank has issued $30.3 million of letters of credit in favor of sureties in order for the sureties to post reclamation bonds that are required under the miner’s operating permit. The Company’s financial position, results of operations, and cash flows could be negatively impacted if the current mine operator were to default on its obligations to reclaim the San Juan mine and PNMR is required to perform under the letter of credit support agreement.

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

EPA’s Clean Power Plan, the U.S. participation in the Paris Agreement, and federal GHG reduction measures setting emission guidelines have recently been subject to repeal and removal and remain in a state of uncertainty. Therefore, PNMR is dealing with an uncertain regulatory and policy environment. Under the Biden Administration, EPA and other federal agencies will seek to expand climate change regulations and work to aggressively reduce GHG emissions. Many state agencies, environmental advocacy groups, and other organizations will continue to focus on decarbonization with enhanced attention on GHG from fossil-fueled generation facilities. See discussion above and Note 17, regarding PNM’s abandonment applications and the ETA. PNM currently depends on fossil-fueled generation for a significant portion of its electricity. As discussed under Climate Change Issues, this type of generation could be subject to future EPA or state regulations requiring GHG reductions. The anticipated expansion of federal and state regulations could result in additional operating restrictions on facilities and increased generation and compliance costs.

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

Operational Risks
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

A number of factors influence customers’ electricity usage.  These factors include but are not limited to rates charged by PNM and TNMP, rates charged by REPs utilizing TNMP’s facilities to deliver power, energy efficiency initiatives, unusual weather patterns, availability and cost of alternative sources of power, and national, regional, or local economic conditions.

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

Another factor that could negatively impact the Company is that proposals are periodically advanced in various localities to municipalize, or otherwise take over PNM’s facilities, which PNM believes would require state legislative or other legal action to implement, or to establish new municipal utilities in areas currently served by PNM.  If any such initiative is successful, the result could be a material reduction in the usage of the facilities, a reduction in rate base, and reduced earnings.

Should any of the above factors result in facilities being underutilized, the Company’s financial position, results of operations, and cash flows could be significantly impacted.

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

The utility industry in which the Company operates is a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure, some of which are deemed to be critical infrastructure under NERC guidelines. Certain of the Company’s systems are interconnected with external networks. In the regular course of business, the utilities handle a range of sensitive security and customer information. PNM and TNMP are subject to the rules of various agencies and the laws of various states, concerning safeguarding and maintaining the confidentiality of this information. Cyber-attacks regularly occur, and generally are unsuccessful. Those few events that are successful do not generally result in significant or consequential business impacts. However, despite steps the Company may take to detect, mitigate and/or eliminate threats and respond to security incidents, the techniques used by those who wish to obtain unauthorized access, and possibly disable or sabotage systems and/or abscond with information and data, change frequently and the Company may not be able to protect against all such actions.

In the event that a capable adversary attacks the Company’s computer and operating systems, despite the best efforts of the Company, the generation, transmission, or distribution of electrical services could be degraded or disrupted, customer information, business records, or other sensitive data could be lost, destroyed, or released outside of the Company’s control. Further, the Company’s use of technologies manufactured by third parties may be subject to espionage activities, and cyber-attack of the third party resulting in losses outside of the control of the company. Although the Company has implemented security measures to identify, prevent, detect, respond to, and recover from cyber and physical security events and supply chain disruptions, critical infrastructure, including information and operational technology systems, are vulnerable to disability, failures, or unauthorized access, which could occur as a result of malicious compromise, employee error, and/or employee misconduct or supply compromise.  A successful physical or cybersecurity attack or other similar failure of the systems could impact the reliability of PNM’s generation and PNM’s and TNMP’s transmission and distribution systems, including the possible unauthorized shutdown of facilities. Such an event could lead to disruptions of business operations, including the Company’s ability to generate, transport, and deliver power to serve customers, to bill customers, and to process other financial information. A breach of the Company’s information systems could also lead to the loss and destruction of confidential and proprietary data, personally identifiable information, trade secrets, intellectual property and supplier data, and could disrupt business operations which could harm the Company’s reputation and financial results, as well as potential increased regulatory oversight, litigation, fines, and other remedial action. The costs incurred to investigate and remediate a physical or cybersecurity attack could be significant. A significant physical or cybersecurity attack on the Company’s critical infrastructure could have an adverse impact on the operations, reputation and financial condition of PNMR, PNM, and TNMP.
There are inherent risks in the ownership and operation of nuclear facilities.
PNM has a 10.2% undivided interest in PVNGS, including interests in Units 1 and 2 held under leases. PVNGS represents 12.9% of PNM’s total generating capacity as of December 31, 2021. PVNGS is subject to environmental, health, and financial risks including but not limited to the ability to obtain adequate supplies of nuclear fuel and water, the ability to dispose of spent nuclear fuel, decommissioning of the plant (see above), securing the facilities against possible terrorist attacks, and unscheduled outages due to equipment failures.

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

At peak times, power demand could exceed PNM’s forecasted available generation capacity, particularly if PNM’s power plants are not performing as anticipated and additional resources are not approved as PNM transitions its system to carbon emission-free generation and battery storage. Availability of this technology may create additional strain on the system by adding these additional resources without adequate storage. Additionally, further advances in the technology of renewable resources may need to occur in order to ensure that these resources meet carbon emission-free standards. Competitive market forces or adverse regulatory actions may require PNM to purchase capacity and energy from the market or build additional resources to meet customers’ energy needs in an expedited manner. If that occurs, PNM may see opposition to recovery of these additional costs and could experience a lag between when costs are incurred and when regulators permit recovery in customers’ rates. These situations could have negative impacts on results of operations and cash flows.

Throughout 2021 and continuing into 2022, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects. All four project developers have notified PNM that completion of the projects will be delayed and no longer available for most, if any of the 2022 summer peak load period. PNM's existing resources, including available reserves, may be insufficient for 2022 summer peak load reliability considering these delays. PNM has entered into agreements to purchase power from third parties to minimize potential impacts to customers during the 2022 summer peak load period. PNM likely faces the same concerns in the summer of 2023 as a result of delays in the NMPRC approval of replacement resources for the PVNGS leased capacity that expire in January 2023. Prolonged regulatory approval of replacement resources for PVNGS leased capacity, continued delays in replacement resources for SJGS, availability of resources and increased costs for purchasing capacity may negatively impact the results of operations and cash flows. See Note 17.

On May 26, 2021, the NMPRC opened a docket initiating a rulemaking in order to streamline IRP proceedings and allow NMPRC oversight of utility resource procurement practices. On June 7, 2021 the NMPRC issued an Order providing a proposed rule governing IRP and Procurement practices. The proposed rule establishes the NMPRC approval process for the IRP and requirements for the utility to proceed with a Request for Proposal (RFP) for any required resources, which would also be subject to NMPRC and stakeholder oversight and NMPRC approval. The process would require the utility to make available to any stakeholder its modeling and data in order to allow independent alternative analysis of resources, and also provides for the NMPRC to assign an Independent Evaluator at its discretion. PNM and other parties provided comments indicating that the NMPRC lacks authority to impose many of the proposed requirement for both IRP and utility resource procurement practices. The proposed oversight of the procurement process is likely to prevent a utility’s timely acquisition of necessary resources and may inhibit competitive procurement.

Difficulties in obtaining permits and rights-of-way could negatively impact PNM’s results of operations.

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

General Economic and Weather Risks
The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect the Company's business, results of operations, financial condition, cash flows, and the trading value of PNMR's common stock and the Company's debt securities.

The scale and scope of the ongoing COVID-19 outbreak, the resulting global pandemic, and the impact on the economy and financial markets could adversely affect the Company’s business, results of operations, financial condition, cash flows, and access to the capital markets. The Company provides critical electric services and has implemented business continuity and emergency response plans to continue to provide these services to its customers and to support the Company’s operations. The Company is also working to ensure the health and safety of its employees is not compromised. These measures include precautions with regard to employee and facility hygiene, travel limitations, allowing certain employees to continue to work remotely whenever possible, and protocols for required work within customer premises to protect our employees, customers and the public. We are also working with our suppliers to understand and mitigate the potential impacts to our supply chain and have taken steps to ensure the integrity of our information systems.

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
•increasing costs as a result of our emergency measures, including costs to ensure the safety of our employees, security of our information systems and delayed payments from our customers and uncollectable accounts;
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
•decreasing the value of our investment securities held in trusts for pension and other postretirement benefits, and for nuclear decommissioning and coal mine reclamation, which could lead to increased funding requirements;
•impacting our liquidity position and cost of and ability to access funds from financial institutions and capital markets;
•receiving unfavorable regulatory treatment in recovery of bad debt expense incurred during the Governor of New Mexico’s emergency executive order; and
•causing other unpredictable events.

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
As discussed in Note 16, in February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. ERCOT declared its highest state of emergency, an Emergency Energy Alert Level 3 (EEA3), due to exceptionally high electric demand exceeding supply amid the arctic temperatures. Ultimately, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. In response to the severe winter weather, the Governor of Texas issued a Declaration of a State of Disaster for all counties in Texas. Additionally, to assist in the recovery from the emergency conditions, the PUCT issued an order that placed a temporary moratorium on customer disconnections due to non-payment for transmission and distribution utilities that ended in June 2021. Consequently, the duration of the severe winter storm and high energy costs posed a financial hardship to REPs in the ERCOT region. The Texas Attorney General issued civil investigation demands to ERCOT and 11 power companies in Texas related to power outages, emergency plans, energy pricing and other factors associated with the severe weather storm. While TNMP has regulatory authorization to defer bad debt expense from REPs to a regulatory asset and seek recovery in a future general rate case, it intends to fully cooperate with all regulatory directives and inquiries made by the PUCT, the Texas Attorney General, and any other regulatory agencies. Various market participants, including TNMP, have been named as defendants in lawsuits relating to the February 2021 winter weather power outages. As a transmission and distribution utility operating during that weather event, TNMP could be named in additional suits.
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

Completion of the proposed Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including regulatory approval and other customary closing conditions. There can be no assurance that the conditions to completion of the proposed Merger will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the proposed Merger. In particular, as discussed in more detail below, the NMPRC issued a negative ruling on the merger in December 2021 and in January 2022 PNMR filed a notice of appeal with the New Mexico Supreme Court. At this time PNMR and Avangrid amended the Merger Agreement to extend the End Date to April 20, 2023. It is not possible at this time to predict if or when the merger will receive the required approval from the NMPRC.

In addition, each of Avangrid and PNMR may unilaterally terminate the Merger Agreement under certain circumstances, and Avangrid and PNMR may agree at any time to terminate the Merger Agreement, even though PNMR shareholders have already approved the Merger Agreement.

Avangrid and PNMR may be unable to obtain the regulatory approvals required to complete the proposed Merger.

In addition to other conditions set forth in the Merger Agreement, completion of the proposed Merger is conditioned upon the receipt of various state and U.S. federal regulatory approvals, including, but not limited to, approval by NMPRC, PUCT, FERC, NRC and the FCC. Avangrid and PNMR have made various filings and submissions and will pursue all required consents, orders and approvals in accordance with the Merger Agreement. In March 2021, PNMR and Avangrid received FCC approval of the transfer of operating licenses related to the Merger. In April 2021, FERC issued an order authorizing the Merger. In May 2021 the PUCT issued an order authorizing the Merger and the NRC approved the Merger. On December 8, 2021 the NMPRC issued an order rejecting the amended stipulation reached by the parties, see Note 17. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court, and PNM filed its Statement of Issues with the NM Supreme Court on February 2, 2022. In light of the NMPRC December 8, 2021 ruling, on January 3, 2022, PNMR, Avangrid and Merger Sub entered into an Amendment to the Merger Agreement pursuant to which PNMR and Avangrid each agreed to extend the End Date to April 20, 2023. As a result of the delay in closing the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid will be required to make a new filing under the HSR Act and requested extensions of the previously granted approvals from the FCC and NRC. No additional filings will be required with CFIUS, FERC or the PUCT. These consents, orders and approvals may impose requirements, limitations or costs or place restrictions, and if such consents, orders and approvals require an extended period of time to be obtained, such extended period of time could increase the chance that an event occurs that constitutes a material adverse effect with respect to PNMR and thereby may allow Avangrid not to complete the proposed Merger. Such extended period of time also may increase the chance that other adverse effects with respect to PNMR could occur, such as the loss of key personnel. Further, no assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to closing will be satisfied.

The announcement and pendency of the proposed Merger, during which PNMR is subject to certain operating restrictions, could have an adverse effect on PNMR’s businesses, results of operations, financial condition or cash flows and our ability to access the capital markets.

The announcement and pendency of the proposed Merger could disrupt PNMR’s businesses, and uncertainty about the effect of the Merger may have an adverse effect on PNMR. These uncertainties could disrupt the business of PNMR and cause suppliers, vendors, partners and others that deal with PNMR to defer entering into contracts with PNMR or making other decisions concerning PNMR or seek to change or cancel existing business relationships with PNMR. In addition, PNMR’s employees may experience uncertainty regarding their roles after the Merger. For example, employees may depart either before the completion of the Merger because of such uncertainty and issues relating to the difficulty of coordination or a desire not to remain following the Merger; and the pendency of the Merger may adversely affect PNMR’s ability to retain, recruit and motivate key personnel. Additionally, the Merger requires PNMR to obtain Avangrid’s consent prior to taking certain specified actions while the Merger is pending. These restrictions may prevent PNMR from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to its business or executing certain of its business strategies prior to the completion of the Merger. Further, the Merger may impact our ability to access the capital markets and could give rise to potential liabilities, including as a result of future shareholder lawsuits relating to the Merger. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of PNMR.

PNMR will incur substantial transaction fees and costs in connection with the proposed Merger.

PNMR has incurred and expects to incur additional material non-recurring expenses in connection with the proposed Merger and completion of the transactions contemplated by the Merger Agreement. Further, even if the proposed Merger is not completed, PNMR will need to continue to pay certain costs relating to the proposed Merger incurred prior to the date the proposed Merger was abandoned, such as legal, accounting, financial advisory, filing and printing fees.

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

The Merger Agreement contains provisions that prevent a potential alternative acquirer that might be willing to pay more to acquire PNMR.

The Merger Agreement contains customary “no shop” provisions which state that we will not solicit or facilitate proposals regarding a merger or similar transaction with another party while the Merger Agreement is in effect. In January 2022, the End Date in the Merger Agreement was extended to April 20, 2023. These provisions prevent a potential third-party acquirer from considering or proposing an alternative acquisition, even if it were prepared to pay consideration with a higher value than that proposed to be paid in the Merger.
Financial Risks
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
As discussed in MD&A – Liquidity and Capital Resources, PNMR and its subsidiaries rely on access to both short-term and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations. In general, the Company relies on its short-term credit facilities as the initial source to finance construction expenditures. This results in increased borrowings under the facilities over time. The Company is currently projecting total construction expenditures for the years 2022-2026 to be $4.2 billion. If PNMR or its operating subsidiaries are not able to access capital at competitive rates, or at all, PNMR’s ability to finance capital requirements and implement its strategy will be limited. Disruptions in the credit markets, which could negatively impact the Company’s access to capital, could be caused by an economic recession, declines in the health of the banking sector generally or the failure of specific banks who are parties to the Company’s credit facilities, deterioration in the overall health of the utility industry, the bankruptcy of an unrelated energy company, war, terrorist attacks, cybersecurity attacks, or threatened attacks.

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

Declines in values of marketable securities held in trust funds for pension and other postretirement benefits and in the NDT and coal mine reclamation trusts could result in sustained increases in costs and funding requirements for those obligations, which may affect operational results.

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

The NDT investment portfolio maintains a target of 80% fixed income and 20% equity securities. The current asset allocation exposes the NDT investment portfolio to market and macroeconomic factors. Declines in market values could result in increased funding of the trusts, the recognition of losses as impairments for the NDT and coal mine reclamation trusts, and additional expense for the benefit plans. In addition, a change in GAAP required that all changes in the fair value of equity securities recorded on the Company’s balance sheet be reflected in earnings, which results in increased volatility in earnings.

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
The “Events of Loss” generally relate to casualties, accidents, and other events at PVNGS, including the occurrence of specified nuclear events, which would severely adversely affect the ability of the operating agent, APS, to operate, and the ability of PNM to earn a return on its interests in PVNGS.  The “Deemed Loss Events” consist primarily of legal and regulatory changes (such as issuance by the NRC of specified violation orders, changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). PNM believes that the probability of such “Events of Loss” or “Deemed Loss Events” occurring is remote for the following reasons: (1) to a large extent, prevention of “Events of Loss” and some “Deemed Loss Events” is within the control of the PVNGS participants through the general PVNGS operational and safety oversight process; and (2) other “Deemed Loss Events” would involve a significant change in current law and policy. PNM is unaware of any proposals pending or being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events. Furthermore, the NRC places restrictions on the ownership of nuclear generating facilities. These restrictions could limit the transfer of ownership of the assets underlying all or a portion of its current leased interests in PVNGS. PNM and SRP entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to SRP certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2, which SRP has agreed to acquire from the lessors upon termination of the existing leases. The proposed transaction between PNM and SRP has been approved by the NRC for the transfer of the associated possessory licenses at the end of the term of each of the respective leases. If the proposed transaction is not consummated, PNM may be required to retain all or a portion of its currently leased capacity in PVNGS or be exposed to other claims for damages by the lessors. See Note 8. If these events were to occur, there is no assurance PNM would be provided cost recovery from customers.

The impacts and implementation of U.S. tax reform legislation may negatively impact PNMR’s, PNM’s, and TNMP’s businesses, financial position, results of operations, and cash flows.

On December 22, 2017, comprehensive changes in U.S. federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). Among other things, the Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018, eliminated federal bonus depreciation for utilities, and limited interest deductibility for non-utility business activities and the deductibility of certain officer compensation. During 2018, the IRS issued additional guidance related to certain officer compensation and proposed regulations on interest deductibility that provided a 10% “de minimis” exception allowing entities with predominantly regulated activities to fully deduct interest expenses. In addition, the IRS issued proposed regulations interpreting Tax Act amendments to depreciation provisions of the IRC that allowed the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017.

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

It is possible that the Biden administration and Congress will make changes to provisions of the Tax Act or other tax laws. In addition, further changes to U.S. Treasury regulations, IRS interpretations of the current provisions of the Tax Act, and actions by the NMPRC, PUCT, and FERC could cause the Company’s expectations of the impacts of the Tax Act to change. Any such changes could adversely affect the Company’s financial position, results of operations, and cash flows.

Governance Risks
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

PNM

See Sources of Power in Part I, Item. 1 Business above for information on PNM’s owned and leased capacity in electric generating stations. As of December 31, 2021, PNM owned, or jointly owned, 3,426 miles of electric transmission lines, 5,751 miles of distribution overhead lines, 5,765 miles of underground distribution lines (excluding street lighting), and 250 substations. PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private, and Native American lands. PNM owns and leases interests in PVNGS Units 1 and 2 and related property, communication, office and other equipment, office space, vehicles, and real estate. PNM also owns service and office facilities throughout its service territory. See Note 8 for additional information concerning leases.

TNMP

TNMP’s facilities consist primarily of transmission and distribution facilities located in its service areas. TNMP also owns and leases vehicles, service facilities, and office locations throughout its service territory. As of December 31, 2021, TNMP owned 983 miles of overhead electric transmission lines, 7,297 miles of overhead distribution lines, 1,408 miles of underground distribution lines, and 113 substations. Substantially all of TNMP’s property is pledged to secure its first mortgage bonds. See Note 7.

ITEM 3.LEGAL PROCEEDINGS

See Note 16 and Note 17 for information related to the following matters for PNMR, PNM, and TNMP, incorporated in this item by reference.

Note 16

•Cooling Water Intake Structures
•    Santa Fe Generating Station
•    San Juan River Adjudication
•    Navajo Nation Allottee Matters

Note 17

•PNMR– Merger Regulatory Proceedings
•PNM – 2020 Decoupling
•PNM – 2020 Integrated Resource Plans
•PNM – SJGS Abandonment Application
•PNM – Four Corners Abandonment Application
•PNM – PVNGS Leased Interest Abandonment Application
•PNM – FERC Compliance
•TNMP – Transmission Cost of Service Rates

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

SUPPLEMENTAL ITEM – INFORMATION ABOUT EXECUTIVE OFFICERS OF PNM RESOURCES, INC.
All officers are elected annually by the Board of PNMR. Executive officers, their ages as of February 18, 2022 and offices held with PNMR for the past five years are as follows:

Name	Age	Office	Initial Effective Date
P. K. Collawn	63	Chairman, President, and Chief Executive Officer	January 2012
J. D. Tarry	51	Senior Vice President and Chief Financial Officer	January 2020
		Vice President, Controller and Treasurer	September 2018
		Vice President, Finance and Controller	February 2017
		Vice President, Corporate Controller, and Chief Information Officer	April 2015
C. N. Eldred	68	Executive Vice President, Corporate Development and Finance	January 2020
		Executive Vice President and Chief Financial Officer	July 2007
P. V. Apodaca	70	Senior Vice President, General Counsel, and Secretary	January 2010
R. N. Darnell	64	Senior Vice President, Public Policy	January 2012
C. M. Olson	64	Senior Vice President, Utility Operations	February 2018
		Vice President, Utility Operations	December 2016

PART II

ITEM 5.MARKET FOR PNMR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange under the symbol “PNM”.
Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.3275 per share in July 2021 and $0.3075 per share in July 2020. The Board declared dividends on common stock considered to be for the third quarter of $0.3275 per share in September 2021 and $0.3075 per share in September 2020. In February 2022, the Board increased the quarterly dividend from $0.3275 to $0.3475 per share and in December 2020 the Board increased the quarterly dividend from $0.3075 to $0.3275 per share. PNMR targets a long-term dividend payout ratio of 55% of ongoing earnings, which is a non-GAAP financial measure, that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.
On February 18, 2022, there were 7,513 holders of record of PNMR’s common stock. All of the outstanding common stock of PNM and TNMP is held by PNMR.

As discussed in Note 7, in January 2020, PNMR completed an equity offering of approximately 6.2 million shares of common stock. In lieu of issuing equity at the time of the offering, PNMR entered into forward sale agreements with certain forward counterparties. On December 15, 2020 PNMR physically settled all shares under the PNMR 2020 Forward Equity Sale Agreements by issuing 6.2 million shares to the forward purchasers at a price of $45.805 per share, aggregating net proceeds of $283.1 million.

All of PNM’s and TNMP’s common stock is owned by PNMR and is not listed for trading on any stock exchange. See Note 6 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Preferred Stock

As of December 31, 2021, PNM has 115,293 shares of cumulative preferred stock outstanding. PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2021 and 2020. PNMR and TNMP do not have any preferred stock outstanding.

Sales of Unregistered Securities

None.

ITEM 6.    [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. The MD&A for PNM and TNMP is presented as permitted by Form 10-K General Instruction I (2) as amended by the FAST Act. For additional information related to the earliest of the two years presented please refer to the Company’s 2020 Annual Report on Form 10-K. A reference to a “Note” in this Item 7 refers to the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, unless otherwise specified. Certain of the tables below may not appear visually accurate due to rounding.

MD&A FOR PNMR
EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 806,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

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

The Merger Agreement provided that it may be terminated if the Effective Time shall not have occurred by the End Date; however, either PNMR or Avangrid could extend the End Date to April 20, 2022 if all conditions to closing have been satisfied other than the obtaining of all required regulatory approvals. On December 8, 2021, the NMPRC issued an order rejecting the stipulation agreement relating to the Merger and the approval of the Merger from the NMPRC has not yet been obtained.

In light of the NMPRC ruling, on January 3, 2022, PNMR, Avangrid and Merger Sub entered into an Amendment to the Merger Agreement pursuant to which PNMR and Avangrid each agreed to extend the End Date to April 20, 2023. The parties acknowledge in the Amendment that the required regulatory approval from the NMPRC has not been obtained and that the parties have reasonably determined that such outstanding approval will not be obtained by April 20, 2022. As amended, the Merger Agreement may be terminated by each of PNMR and Avangrid under certain circumstances, including if the Merger is not consummated by April 20, 2023.

With respect to the NMPRC proceedings, on April 20, 2021, the Joint Applicants, the NMAG, WRA, the International Brotherhood of Electrical Workers Local 611, Dine, Nava Education Project, the San Juan Citizens Alliance and To Nizhoni Ani, had entered into a stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. Subsequently, CCAE, Onward Energy Holdings LLC, Walmart Inc., Interwest Energy Alliance, M-S-R Power and the Incorporated County of Los Alamos joined an amended stipulation. An evidentiary hearing was held in August 2021. On November 1, 2021, a Certification of Stipulation was issued by the hearing examiner, which recommended against approval of the amended stipulation. On December 8, 2021, the NMPRC issued an order adopting the Certification of Stipulation, rejecting the amended stipulation reached by the parties. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court. On February 2, 2022, PNMR and Avangrid filed a statement of issues outlining the argument for appeal.

With respect to other regulatory proceedings related to the Merger, in January 2021, the FTC notified PNMR and Avangrid that early termination of the waiting period under the HSR Act in connection with the Merger was granted. In February 2021, CFIUS completed its review of the Merger and concluded that there are no unresolved national security concerns with respect to the Merger. In March 2021, PNMR and Avangrid received FCC approval of the transfer of operating licenses related to the Merger. In April 2021, FERC issued an order authorizing the Merger. In May 2021, the PUCT issued an order authorizing the Merger, and the NRC approved the Merger. As a result of the delay in closing of the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid are required to make a new filing under the HSR Act and request extensions of approvals previously received from the FCC and NRC. On February 9, 2022, the request for extension was filed with the NRC. On February 24, 2022, the requests for a 180-day extension were granted by the FCC. No additional filings will be required with CFIUS, FERC or the PUCT.

Consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the absence of any material adverse effect on PNMR, the receipt of required regulatory approval from the NMPRC, and the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made. The agreement relating to the divestiture of Four Corners has been entered into and is in full force and effect and related filings have been made with the NMPRC.

EIM

On April 1, 2021, PNM joined and began participating in the EIM. The EIM is a real-time wholesale energy trading market operated by the CAISO that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. PNM completed a cost-benefit analysis, which indicated participation in the EIM would provide substantial benefits to retail customers. In 2018, PNM filed an application with the NMPRC requesting, among other things, to recover initial capital investments and authorization to establish a regulatory asset to recover other expenses that would be incurred in order to join the EIM. The NMPRC approved the establishment of a regulatory asset but deferred certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing. PNM has already experienced $12.5 million of costs savings to customers through participation in the EIM. See Note 17.

Texas Winter Storm

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. TNMP has deferred bad debt expense from defaulting REPs to a regulatory asset totaling $0.8 million at December 31, 2021, and will seek recovery in a general rate case. At this time, the Company does not expect significant financial impacts related to this event. For additional information on the Texas winter storm, see Note 16.

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

New Mexico 2016 Rate Case – In January 2018, the NMPRC approved a settlement agreement that authorized PNM to implement an increase in base non-fuel rates of $10.3 million, which included a reduction to reflect the impact of the decrease in the federal corporate income tax rate and updates to PNM’s cost of debt (aggregating $47.6 million annually). This order was on PNM’s application for a general increase in retail electric rates filed in December 2016 (the “NM 2016 Rate Case”). The key terms of the order include:

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

On December 29, 2020, Sierra Club filed a motion to re-open the NM 2016 Rate Case. The motion requests that the NMPRC re-open the NM 2016 Rate Case for the limited purpose of conducting a prudence review of certain Four Corners capital expenditures that the NMPRC deferred in its order approving the settlement agreement. Alternatively, Sierra Club requested that the deferred prudence review be conducted, and given weight as appropriate, in the Four Corners Abandonment Application. On February 10, 2021, the NMPRC rejected Sierra Club’s motion to re-open the NM 2016 Rate Case and stated that issues on whether the terms of the ETA provide an opportunity for consideration of prudence for Four Corners undepreciated investments included in a financing order or what effects the rates approved in the NM 2016 Rate Case may have on determining energy transition cost should be considered in the Four Corners Abandonment Application. For additional information on the Four Corners Abandonment Application see Note 17.

2020 Decoupling Petition – On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. If approved, customer bills would not be impacted until January 1, 2022. On October 2, 2020, PNM requested an order to vacate the public hearing and stay the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the hearing examiner approved PNM's request to stay the proceeding and vacate the public hearing and on October 30, 2020 PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On March 17, 2021, the NMPRC issued an order granting PNM's petition for declaratory order which commences a proceeding to address petitions. Oral arguments were made on July 15, 2021. On January 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. The recommended decision also states that a utility may request approval of a rate adjustment mechanism to remove regulatory disincentives to energy efficiency and load management measures and programs through a stand-alone petition, as part of the utility’s triennial energy efficiency application or a general rate case and that PNM is not otherwise precluded from petitioning for a rate adjustment mechanism prior to its next general rate case. Finally, the recommended decision stated that the EUEA does not permit the NMPRC to reduce a utility’s ROE based on approval of a disincentive removal mechanism founded on removing regulatory disincentives to energy efficiency and load management measures and programs. The recommended decision does not specifically prohibit a downward adjustment to a utility’s capital structure, based on approval of a disincentive removal mechanism. See Note 17. PNM cannot predict the outcome of this matter.

PVNGS Leased Interest Abandonment Application – On April 2, 2021, PNM filed the PVNGS Leased Interest Abandonment Application. In the application, PNM requested NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM also sought NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which will be acquiring the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM sought NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM also requested NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. On August 25, 2021, the NMPRC issued an order confirming PNM requires no further NMPRC authority to abandon the PVNGS Leased Interest and to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP. The order bifurcated the issue of approval of the two PPAs and three battery storage agreements into a separate docket so it may proceed expeditiously and deferred a ruling on the other issues. On February 16, 2022, the NMPRC approved the two PPAs and three battery storage agreements. For additional information on PNM's Leased Interest and the associated abandonment application see Note 16 and Note 17.

Advanced Metering – Currently, TNMP has approximately 262,000 advanced meters across its service territory. Beginning in 2019, the majority of costs associated with TNMP’s AMS program are being recovered through base rates. On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 of $9.0 million and approve appropriate carrying charges until full collection. On September 13, 2021, the PUCT Staff filed a recommendation for approval of TNMP's application for substantially all costs. On October 2, 2020, TNMP filed an application with the PUCT for authorization to implement necessary technological upgrades of approximately $46 million to its AMS program by November 2022. On January 14, 2021, the PUCT approved TNMP’s application. TNMP will seek recovery of the investment associated with the upgrade in a future general rate proceeding or DCOS filing.

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

Rate Riders and Interim Rate Relief – The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs. The NMPRC has approved PNM recovering fuel costs through the FPPAC, as well as rate riders for renewable energy, energy efficiency, and the TEP. These mechanisms allow for more timely recovery of investments.

FERC Regulation

Rates PNM charges wholesale transmission customers are subject to traditional rate regulation by FERC. Rates charged to wholesale electric transmission customers, other than customers on the Western Spirit Line described below, are based on a formula rate mechanism pursuant to which rates for wholesale transmission service are calculated annually in accordance with an approved formula. The formula includes updating cost of service components, including investment in plant and operating expenses, based on information contained in PNM’s annual financial report filed with FERC, as well as including projected transmission capital projects to be placed into service in the following year. The projections included are subject to true-up. Certain items, including changes to return on equity and depreciation rates, require a separate filing to be made with FERC before being included in the formula rate.

In May 2019, PNM filed an application with FERC requesting approval to purchase and provide transmission service on the Western Spirit Line. All necessary approvals were obtained. In December 2021, PNM completed the purchase of the Western Spirit Line and service under related transmission agreements was initiated using an incremental rate that is separate from the formula rate mechanism described above. See Note 17.

On March 12, 2021, PNM filed four unexecuted TSAs with FERC totaling 145 MW with Leeward. The unexecuted TSAs provide long-term firm, point-to-point transmission service on PNM’s transmission system. The unexecuted TSAs are based on the pro-forma transmission service agreements with certain non-conforming provisions under Attachment A of PNM’s OATT and include PNM’s OATT rate. PNM filed the unexecuted TSAs at the request of Leeward because the parties were unable to reach an agreement on the terms and conditions for transmission service. On May 11, 2021, FERC issued an order accepting PNM's four unexecuted TSAs based on PNM's proposed pricing scheme included in its OATT rate. On June 10, 2021, Pattern Wind and Leeward both filed a request for rehearing of the FERC Order. On September 10, 2021, Leeward filed a petition in the United States District Court for the District of Columbia for review of FERC's order accepting PNM's four unexecuted TSAs. On November 15, 2021, FERC issued an order denying the rehearing. On December 3, 2021, Leeward filed an Unopposed Motion for Voluntary Dismissal with the United States District Court for the District of Columbia of its petition for review. PNM is unable to predict the outcome of this matter. See Note 17.
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

Under the terms of the Merger Agreement, PNMR has agreed not to declare, set aside, make or pay any dividend or other distribution, payable in cash, stock, property or otherwise, with respect to any of its equity securities, or make any other actual, constructive or deemed distribution in respect of any equity securities (except (i) PNMR may continue the declaration and payment of planned regular quarterly cash dividends on PNMR common stock for each quarterly period ended after the date of the Merger Agreement, which for any fiscal quarter in 2022 shall not exceed $0.3475, with usual record and payment dates in accordance with past dividend practice, and (ii) for any cash dividend or cash distribution by a wholly-owned subsidiary of PNMR to PNMR or another wholly-owned subsidiary of PNMR).

The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
December 2020	6.5%
February 2022	6.1%

Maintaining Investment Grade Credit Ratings

The Company is committed to maintaining investment grade credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. On February 10, 2022, Moody’s downgraded TNMP’s issuer rating from A3 to Baa1 and changed the outlook from negative to stable. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. All of the credit ratings issued by both Moody’s and S&P on the Company’s debt continue to be investment grade.

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

Safe, Reliable, and Affordable Power

Safety is the first priority of our business and a core value of the Company. PNMR utilizes a Safety Management System to provide clear direction, objectives and targets for managing safety performance and minimizing risks and empowers employees to “Be the Reason Everyone Goes Home Safe”.

PNMR measures reliability and benchmark performance of PNM and TNMP against other utilities using industry-standard metrics, including System Average Interruption Duration Index (“SAIDI”) and System Average Interruption Frequency Index (“SAIFI”). PNM's and TNMP's investment plans include projects designed to support reliability and reduce the amount of time customers are without power.

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

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2020 and 2021 periods, PNM and TNMP together invested $1.6 billion in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. PNM has launched a capital initiative, which emphasizes new investments in its transmission and distribution infrastructure with three primary objectives: delivering clean energy, enhancing customer satisfaction and increasing grid resilience. Projects are aimed at advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico ranks third in the Nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks third in the Nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. As of December 31, 2021, NMRD’s renewable energy capacity in operation was 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Meta data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. In addition, PNM’s February 8, 2021 application with the NMPRC for approval to service the Meta data center includes construction of a 50 MW solar facility owned by NMRD, which is expected to be operational in 2023. See Note 17. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.

NMPRC rules required PNM to file its 2020 IRP in July 2020. In April 2020, the NMPRC approved PNM ‘s request to extend the deadline to file its 2020 IRP until six months after the NMPRC issues a final order approving replacement resources in PNM’s SJGS Abandonment Application. On January 29, 2021, PNM filed its 2020 IRP. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024. The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth. See additional discussion regarding PNM’s 2020 IRP filing in Note 17.
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

In February 2022 PNM named its first Chief Environmental Officer. The Chief Environmental Officer will be responsible for developing and implementing the Company’s business strategy and positions on environmental and sustainability policy issues and will be charged with establishing organization-wide policies, strategies, goals, objectives and programs that advance sustainability and ensure compliance with regulations. The role will serve as the Company’s primary contact with various regulatory and stakeholder agencies on environmental matters. In addition, the role will lead environmental justice work, incorporating impacts to tribal, worker and affected communities and advance ESG reporting.

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

SJGS Abandonment Application – On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application sought NMPRC approval to retire PNM’s share of SJGS in mid-2022, and for approval of replacement resources and the issuance of approximately $361 million of Securitized Bonds as provided by the ETA. The application included several replacement resource scenarios including PNM’s recommended replacement scenario, which is consistent with PNM’s goal of having a 100% emissions-free generating portfolio by 2040 and would have provided cost savings to customers while preserving system reliability.

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

In February 2020, the hearing examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of the separate replacement resources proceeding, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The hearing examiners recommended, among other things, that PNM be authorized to abandon SJGS by June 30, 2022, to issue Securitized Bonds of up to $361 million, and to establish the Energy Transition Charge. The hearing examiners recommended an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the hearing examiners recommended PNM be granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, and economic development funds. On April 1, 2020, the NMPRC unanimously approved the hearing examiners' recommended decisions regarding the abandonment of SJGS and the Securitized Bonds. On April 10, 2020, CFRE and NEE filed a notice of appeal with the NM Supreme Court of the NMPRC’s approval of PNM’s request to issue securitized financing under the ETA. On January 10, 2022, the NM Supreme Court issued its decision rejecting CFRE’s and NEE’s constitutional challenges to the ETA and affirmed the NMPRC final order.

On June 24, 2020, the hearing examiners issued a second recommended decision on PNM's request for approval of replacement resources that addressed the entire portfolio of replacement resources. On July 29, 2020 the NMPRC issued an order approving resource selection criteria identified in the ETA that include PPA's for 650 MW of solar and 300 MW of battery storage. Throughout 2021 and continuing into 2022, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects, which coupled with the abandonment of SJGS Units 1 and 4 present a risk that PNM will have insufficient operational resources to meet the 2022 summer peak to reliably serve its customers. PNM entered into three agreements to purchase power from third parties in the second half of 2021 to minimize potential impacts to customers and on February 17, 2022, PNM provided a notice and request with the NMPRC that PNM had obtained agreement from the SJGS owners and WSJ LLC to extend operation of Unit 4 until September 30, 2022. SJGS Unit 4 will provide 327 MW of capacity and improve PNM’s projected system reserve margin to meet the 2022 summer peak. On February 23, 2022, the NMPRC issued an order finding that PNM did not require NMPRC approval to extend operation of SJGS Unit 4 for an additional three-month period. On February 25, 2022, the amended SJGS participation agreement was filed with FERC. See additional discussion of the ETA and PNM’s San Juan Abandonment Application in Notes 16 and 17.

Four Corners Abandonment Application - On January 8, 2021, PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of energy transition bonds as provided by the ETA. As ordered by the hearing examiner in the case, PNM filed an amended application and testimony on March 15, 2021. The amended application provided additional information to support PNM's request, provided background on the NMPRC's consideration of the prudence of PNM's investment in Four Corners in the NM 2016 Rate Case and explained how the proposed sale and abandonment provides a net public benefit. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application. See additional discussion of the ETA and PNM’s Four Corners Abandonment Application in Notes 16 and 17.

PNM enhanced its plan to exit Four Corners and emphasized its ESG strategy to reduce carbon emissions on March 12, 2021 with an announcement for additional plans for seasonal operations at Four Corners beginning in the fall of 2023, subject to the necessary approvals. The solution for seasonal operations ensures the plant will be available to serve each owners' customer needs during times of peak energy use while minimizing operations during periods of low demand. This approach results in an estimated annual 20 to 25 percent reduction in carbon emissions at the plant and retains jobs and royalty payments for the Navajo Nation.

The Community Solar Act

On June 18, 2021, Senate Bill 84, known as the Community Solar Act, became effective. The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar facilities (applicable until November 2024) and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021 to adopt rules to establish a community solar program no later than April 1, 2022. See Note 17.

Electric Vehicles

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

To demonstrate PNMR’s commitment to increase the electrification of vehicles in its service territory, PNM filed a TEP with the NMPRC on December 18, 2020. The TEP supports customer adoption of electric vehicles by focusing on addressing the barriers to electric vehicle adoption and encourage use. PNM’s proposed program budget will be dedicated to low and moderate income customers by providing rebates to both residential and non-residential customers towards the purchase of chargers and/or behind-the-meter infrastructure. On November 10, 2021, the NMPRC issued a final order approving PNM’s TEP program. See Note 17.

In December 2021, PNM announced that it will be joining the National Electric Highway Coalition, which plans to build fast-charging ports along major U.S. travel corridors. The coalition, with approximately 50 investor-owned electric companies is committed to providing electric vehicle (EV) fast charging ports that will allow the public to drive EVs with confidence throughout the country’s major roadways by the end of 2023.

Other Environmental Matters

Four Corners may be required to comply with environmental rules that affect coal-fired generating units, including regional haze rules and the ETA. On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines issued under the CAA Section 111(d). On January 19, 2021, the DC Circuit issued an opinion vacating and remanding the ACE Rule, holding that it was based on a misconstruction of Section 111(d) of the Clean Air Act, but stayed its mandate for vacatur of the repeal of the Clean Power Plan to ensure that the now-outdated rule would not become effective. The U.S. Supreme Court granted four petitions for certiorari seeking review of the DC Circuit’s decision, and oral arguments in the case were held on February 28, 2022. A decision is expected in June 2022. In addition, on January 27, 2021, President Biden signed an executive order requiring a review of environmental regulations issued under the Trump Administration, which will include a review of the ACE rule.

Renewable Energy
PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as solar, wind, and geothermal energy purchased under PPAs. As of December 31, 2021, PNM has 158 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 201.2 MW at December 31, 2021. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 200 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM’s 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind II that became operational in June 2021. The NMPRC approved the portfolio to replace the planned retirement of SJGS resulting in PNM executing solar PPAs of 650 MW combined with 300 MW of battery storage agreements. In addition, the PVNGS Leased Interest Abandonment Application approved by the NMPRC includes solar PPAs of 450 MW combined with 290 MW of battery storage agreements. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements.
As discussed in Strategic Investments above, PNM is currently purchasing the output of 130 MW of solar capacity from NMRD that is used to serve the Meta data center which includes two 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities constructed by NMRD to supply power to Meta, Inc. The first 50 MW of these facilities began commercial operations in November 2019 and the second 50 MW facility began commercial operations in July 2020. Additionally, PNM has entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Meta data center. These PPAs include the purchase of power and RECs from a 50 MW wind project, which was placed in commercial operation in November 2018, a 166 MW wind project which became operational in February 2021, and a 50 MW solar-PV project to be operational in 2022. In addition, the NMPRC issued an order that will allow PNM to service the Meta data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. See Note 17.
In March 2020, the NMPRC approved the PNM Solar Direct program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program. The costs of the program would be recovered directly from subscribing customers through a rate rider, including the costs to procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. These facilities are expected to be placed in commercial operation in 2022.
PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS and carbon-free resource requirements.
Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2021, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs is estimated to be approximately 95 GWh. This is equivalent to the annual consumption of approximately 11,245 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. As discussed above, in April 2020, PNM filed an application for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. On September 17, 2020, the hearing examiner in the case issued a recommended decision recommending that PNM's proposed 2021 energy efficiency and load management program be approved, with the exception of the proposed AMI pilot program. On October 28, 2020, the NMPRC issued an order adopting the recommended decision in its entirety. In 2021, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs is estimated to be approximately 19 GWh. This is equivalent to the annual consumption of approximately 2,469 homes in TNMP’s service territory. TNMP’s High-Performance Homes residential new construction energy efficiency program was honored for the sixth year in a row by ENERGY STAR. This recognition includes the program’s fourth straight Partner of the Year Sustained Excellence Award. For information on PNM's and TNMP's energy efficiency filing with the NMPRC and PUCT see Note 17.

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

In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2021, 18 of the Company’s 23 facilities met the solid waste diversion goal of a 65% diversion rate. The Company expects to continue to do well in this area in the future.

Customer, Stakeholder, and Community Engagement

Another key element of the Company’s commitment to ESG principles is fostering relationships with its customers, stakeholders, and communities. The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has demonstrated a commitment to building productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. In December 2021, PNM Resources was named for the second consecutive year to Newsweek’s list of America’s Most Responsible Companies highlighting companies in areas of ESG. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced customer service engagement options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. As a result, PNM continues to experience steady performance in customer satisfaction in both the J.D. Power Electric Utility Residential Customer Satisfaction StudySM and its own proprietary relationship surveys. In the 2021 fourth quarter J.D. Power overall customer satisfaction results PNM outperformed the West Midsize industry average by one point.

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

With reliability being the primary role of a transmission and distribution service provider in Texas’ deregulated market, TNMP continues to focus on keeping end-users updated about interruptions and to encourage consumer preparation when severe weather is forecasted. In the third quarter of 2021, TNMP provided a 30-person team in support of another utility that experienced significant damage to their transmission and distribution system as a result of Hurricane Ida. TNMP has been honored by the Edison Electric Institute four times since 2012 for its assistance to out-of-state utilities affected by hurricanes. TNMP has also been honored twice for hurricane response in its own territory.

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

During the three years ending December 31, 2021, corporate giving contributed $10.4 million to civic, educational, environmental, low income, and economic development organizations. PNMR recognizes its responsibility to support programs and organizations that enrich the quality of life across its service territories and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In response to COVID-19 community needs, PNMR donated to an Emergency Action Fund in partnership with key local agencies to benefit approximately ninety nonprofits and small businesses facing challenges due to lack of technology, shifting service needs, and cancelled fundraising events. Additionally, employee teams have supported first responders and other front-line workers through the delivery of food and other supplies often procured from local businesses struggling during stay-at-home orders. PNM also donated to the Pueblo Relief Fund and delivered personal protective supplies to pueblo areas and tribal nations throughout New Mexico. While its service territory does not include the Navajo Nation, PNM’s operations include generating facilities and employees in this region that has been disproportionately affected by the pandemic. In response, employee teams focused efforts to this region and also provided available supplies of personal protective equipment. PNM has also collaborated with the Navajo Tribal Utility Authority Wireless (“NTUAW”) to set up wireless “hot spots” throughout the Navajo Nation in areas without internet access to assist first responders and support continued education opportunities amidst school closures. These actions supplement PNM’s continued support for the Navajo Nation. The PNM Navajo Nation Workforce Training Scholarship Program provides support for Navajo tribal members and encourages the pursuit of education and training in existing and emerging jobs in the communities in which they live. In 2019, PNM invested an additional $500,000 into this scholarship program to further assist in the development and education of the Navajo Nation workforce. PNM has invested in paid summer college engineering internship programs for American Indian students available in the greater Albuquerque area and established the PNM Pueblo Education Scholarship Endowment to invest in higher education for Native American Pueblo Indian students. PNM also continues to partner in the Light up Navajo project, piloted in 2019 and modeled after mutual aid to connect homes without electricity to the power grid. In a more active role in 2021, PNM also partnered with key local organizations to initiate funding for programs focused on diversity, equity and inclusion.

Another important outreach program is tailored for low-income customers and includes the PNM Good Neighbor Fund to provide customer assistance with their electric utility bills. COVID-19 has increased the needs of these customers along with customers who may not otherwise need to seek assistance. In addition to the suspension of residential customer disconnection from April 2020 through August 2021 and the expansion of customer payment plans, PNM responded with increased communications through media outlets and customer outreach to connect customers with nonprofit community service providers offering financial assistance, food, clothing, medical programs, and services for seniors. As a result of these communication efforts, 4,147 families in need received emergency assistance through the PNM Good Neighbor Fund during 2021. Additionally, PNM has worked closely with the New Mexico Department of Finance and Administration to implement strategies ensuring customers receive rent benefits, including utility bill assistance, from the Emergency Rental Assistance Program (“ERAP”). As a result of these efforts, the ERAP has paid over $6 million in customer arrears since the launch of the program in March 2021.

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

Volunteerism is also an important facet of employee culture, keeping our communities safer, stronger, smarter and more vibrant. In 2021, new programs were launched to provide employees with COVID-safe projects through virtual, hybrid, and limited group gatherings. Employees and nonprofits remained resilient, creative, and innovative and responded to community need and selflessly gave their time and talents to organizations throughout New Mexico and Texas completing 8,741 volunteer hours with nonprofits and other community organizations. Volunteers also participate in a company-wide annual Day of Service at nonprofits across New Mexico and Texas along with participation on a variety of nonprofit boards and independent volunteer activities throughout the year. In addition, the Company facilitated employee and customer Earth Day cleanups across PNM’s service territory resulting in over 2,200 gallons of trash collected.

In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides nearly $1.6 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop business, develop and implement environmental programs, and provide educational opportunities. Beginning in 2020, the PNM Resources Foundation is funding grants with a three-year focus on decreasing homelessness, increasing access to affordable housing, reducing carbon emissions, and increasing community safety with an emphasis on COVID-19 programs. As part of this emphasis, $0.5 million is awarded annually to nonprofits in New Mexico and Texas to assist with work being done on the front lines of the pandemic for community safety, with a focus on helping senior citizens and people currently experiencing homelessness during the shelter-in-place directives. The PNM Resources Foundation continued to expand its matching donation program to offer 2-to-1 matching on employee donations made to social justice nonprofits and increased the annual amount of matching donations available to each of its employees. PNM Resources Foundation awarded $0.3 million of additional grants to non-profits supporting TNMP communities following the winter storm in February 2021.

Economic Factors

PNM – In 2021, PNM experienced a decrease in weather normalized residential load of 0.9%, more than offset by an increase in weather normalized commercial load of 4.4% compared to 2020, signaling a return to pre-COVID-19 levels. PNM did not experience significant impacts to its other customer classes.

TNMP – In 2021, TNMP experienced a decrease in volumetric weather normalized retail load of 0.8% compared to 2020. Weather normalized demand-based load, excluding retail transmission consumers, increased 1.8% in 2021 compared to 2020. The shift back to lower volumetric weather normalized retail load and higher weather normalized demand-based commercial and industrial load reflects a return to pre-COVID-19 trends.

Although the Company has experienced signs of recovery from state restrictions related to COVID-19, it is unable to determine the duration or final impacts from COVID-19 as discussed in more detail in Item 1A Risk Factors. The Company has not experienced, nor does it expect significant negative impacts to customer usage at PNM and TNMP resulting from the economic impacts of COVID-19. However, if current economic conditions worsen, the Company may be required to implement additional measures such as reducing or delaying operating and maintenance expenses and planned capital expenditures.

Results of Operations

Net earnings attributable to PNMR were $195.8 million, or $2.27 per diluted share in the year ended December 31, 2021 compared to $172.8 million, or $2.15 per diluted share in 2020. Among other things, earnings in 2021 benefited from higher weather normalized retail load at PNM, higher demand-based load at TNMP, higher transmission rates at PNM and TNMP, higher distribution rates at TNMP, lower surface mine reclamation expense and lower accretion expense at PNM, lower interest expense at PNM and Corporate and Other, higher equity AFUDC at PNM, and lower costs related to the Merger at Corporate and Other. These increases were partially offset by milder weather conditions at PNM and TNMP, lower volumetric load at TNMP, increased operational and maintenance expense, including higher plant maintenance and administrative costs at PNM, higher employee related, outside service and vegetation management expense at PNM and TNMP, increased depreciation and property taxes at PNM and TNMP due to increased plant in service, higher interest charges at TNMP, and decreased performance on PNM's NDT and coal mine reclamation investment securities. Diluted earnings per share increased in 2021 due to higher net earnings, partially offset by the dilutive impact of additional shares issued under the PNMR 2020 Forward Equity Sale Agreements on December 15, 2020. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that currently expire in October 2023. Both facilities provide for short-term borrowings and letters of credit and can be extended through October 2024, subject to approval by a majority of the lenders. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico that expires in December 2022, and TNMP has a $75.0 million revolving credit facility, which expires in September 2022 and contains two one-year extension options, subject to approval by a majority of the lenders. Total availability for PNMR on a consolidated basis was $799.8 million at February 18, 2022. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $4.8 billion for 2022-2026. These construction expenditures include expenditures for PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into a number of other financing arrangements in 2021. For further discussion on these financing arrangements see Liquidity and Capital Resources discussion below as well as Note 7.

After considering the effects of these financings and the Company’s short-term liquidity position as of February 18, 2022, the Company has consolidated maturities of long-term and short-term debt aggregating $194.7 million in the period from January 1, 2022 through February 28, 2023. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2022-2026 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of December 31, 2021 and February 18, 2022, the Company was in compliance with its debt covenants.
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Also, refer to Disclosure Regarding Forward Looking Statements in Part I, Item 1 and to Risk Factors in Part I, Item 1A.

A summary of net earnings attributable to PNMR is as follows:

	Year Ended December 31,		Change
	2021	2020	2021/2020
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$195.8	$172.8	$23.0
Average diluted common and common equivalent shares	86.1	80.3	5.8
Net earnings attributable to PNMR per diluted share	$2.27	$2.15	$0.12

The components of the changes in net earnings attributable to PNMR by segment are:

Change
2021/2020
(In millions)
PNM	$10.0
TNMP	5.3
Corporate and Other	7.7
Net change	$23.0

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

The following table summarizes the operating results for PNM:

	Year Ended December 31,		Change
	2021	2020	2021/2020
	(In millions)
Electric operating revenues	$1,362.0	$1,139.8	$222.2
Cost of energy	531.8	345.2	186.6
Utility margin	830.2	794.7	35.5
Operating expenses	438.4	414.4	24.0
Depreciation and amortization	170.4	165.3	5.1
Operating income	221.5	214.9	6.6
Other income (deductions)	28.4	31.6	(3.2)
Interest charges	(51.4)	(64.6)	13.2
Segment earnings before income taxes	198.6	181.9	16.7
Income (taxes)	(27.0)	(21.9)	(5.1)
Valencia non-controlling interest	(15.5)	(14.0)	(1.5)
Preferred stock dividend requirements	(0.5)	(0.5)	—
Segment earnings	$155.5	$145.5	$10.0

The following table shows GWh sales, including the impacts of weather, by customer class and average number of customers:

	Year Ended December 31,		Percent Change
	2021	2020	2021/2020
	(Gigawatt hours, except customers)
Residential	3,339.5	3,438.4	(2.9)%
Commercial	3,500.4	3,404.6	2.8
Industrial	1,592.3	1,412.6	12.7
Public authority	226.1	245.4	(7.9)
Economy service (1)	504.7	444.9	13.4
Other sales for resale (2)	5,447.9	2,556.2	113.1
	14,610.9	11,502.1	27.0%
Average retail customer (thousands)	540.0	535.2	0.9%
(1)PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.
(2)Increase in other sales for resale is the result of participation in the EIM beginning in April 2021. See Note 4 and Note 17.

Operating results – 2021 compared to 2020

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2021
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 4.4%, for commercial customers, partially offset by decreased sales to residential customers of 0.9%	$6.1
Weather – Slightly milder than normal weather in 2021 compared to significantly warmer weather in 2020; cooling degree days were 11.0% lower and heating degree days were 9.7% lower in 2021	(10.3)
Leap Year – Decrease in revenue due to additional day in 2020	(1.8)
Transmission – Increase primarily due to higher revenue under formula transmission rates, the addition of new customers, and higher volumes	26.8
Rate riders – Includes renewable energy, fuel clause, and energy efficiency riders which are partially offset in operating expense	8.6
Coal mine reclamation – Lower expense on surface mine reclamation in 2021 and the 2020 remeasurement of PNM’s obligation for Four Corners and SJGS coal mine reclamation (Note 16)	5.5
Other	0.6
Net Change	$35.5

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2021
Change
Operating expenses:	(In millions)

Higher plant maintenance and administrative costs at SJGS, Four Corners and gas-fired plants, partially offset by lower costs at PVNGS	$4.8
Higher property taxes due to increases in utility plant in service, partially offset by favorable settlement of property values	0.7
Higher employee related, outside services, and vegetation management expenses	12.5
Higher energy efficiency and renewable rider expenses offset in utility margin	4.8
2021 non-retail credit loss	1.0
2021 regulatory disallowance and restructuring costs, primarily resulting from the PVNGS Leased Interest Abandonment Application	1.2
2020 remeasurement of coal mine reclamation costs associated with ownership restructuring of SJGS and Four Corners (Note 16)	(1.1)
Other	0.1
Net Change	$24.0

Depreciation and amortization:

Increased utility plant in service	$6.8
Lower accretion expense for PVNGS plant decommissioning AROs resulting from 2020 study	(2.0)
Other	0.3
Net Change	$5.1

Other income (deductions):

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(4.8)
Higher equity AFUDC	2.9
Higher trust expenses partially offset by higher interest income related to investment securities in the NDT and coal mine reclamation trusts	(1.0)
2020 donation to the COVID Customer Relief Program	2.0
2021 donations including establishment of the PNM Pueblo Education Scholarship Endowment	(3.0)
Other	0.7
Net Change	$(3.2)

Interest charges:

Issuance of $200.0 million of SUNs in April 2020	$(2.3)
Refinancing of $160.0 million of SUNs in July 2021	1.8
Issuance of $150.0 million of SUNs in December 2021	(0.3)
Lower interest on term loans	4.6
Lower interest on remarketed PCRBs	8.2
Higher debt AFUDC including amounts resulting from 2020 FERC audit	0.4
Other	0.8
Net Change	$13.2

Income (taxes) benefits:

Higher segment earnings before income taxes	$(3.9)
Lower non-deductible compensation	1.2
Lower amortization of state excess deferred income taxes (Note 18)	(6.2)
Lower amortization of state net operating loss regulatory asset	1.4
Other	2.4
Net Change	$(5.1)

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

The following table summarizes the operating results for TNMP:

	Year Ended December 31,		Change
	2021	2020	2021/2020
	(In millions)
Electric operating revenues	$417.9	$383.2	$34.7
Cost of energy	113.1	102.1	11.0
Utility margin	304.8	281.1	23.7
Operating expenses	114.2	104.9	9.3
Depreciation and amortization	90.4	87.8	2.6
Operating income	100.1	88.5	11.6
Other income (deductions)	5.4	6.8	(1.4)
Interest charges	(33.7)	(30.4)	(3.3)
Segment earnings before income taxes	71.8	64.9	6.9
Income (taxes)	(7.9)	(6.3)	(1.6)
Segment earnings	$63.9	$58.6	$5.3

The following table shows total GWh sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Year Ended December 31,		Percentage Change
	2021	2020	2021/2020
Volumetric load (1) (GWh)
Residential	3,018.3	3,069.6	(1.7)%
Commercial and other	39.9	31.5	26.7%
Total volumetric load	3,058.2	3,101.1	(1.4)%
Demand-based load (2) (MW)	21,176.9	20,061.5	5.6%
Average retail consumers (thousands) (3)	263.5	258.8	1.8%
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

Operating results – 2021 compared to 2020

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2021
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2020, October 2020, March 2021, and September 2021, partially offset by lower wholesale transmission demand-based sales	$15.7
Distribution rate relief – Distribution cost of service rate established in September 2020 and increased in September 2021	13.9
Volumetric-based customer usage/load – Weather normalized KWh sales decreased 0.8% in addition to the leap-year impact; the average number of retail consumers increased 2.8%	(0.4)
Demand based customer usage/load – Weather normalized demand-based MW sales for large commercial and industrial customers excluding retail transmission customers increased 1.8%	1.1
Weather – Milder weather in 2021; cooling degree days were 2.6% lower in 2021	(0.2)
Rate riders and other – Impacts of rate riders, including the CTC surcharge which ended in August 2020, energy efficiency rider, rate case expense rider and transmission cost recovery factor, which are offset in operating expense and depreciation and amortization	(6.4)
Net Change	$23.7

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2021
Change
Operating expenses:	(In millions)

Higher employee related, outside service expenses and vegetation management expenses	$5.3
Higher property tax due to increased utility plant in service	3.2
Higher capitalization of administrative and general and other expenses due to higher construction expenditures	(1.2)
Higher amortization of rate case expenses offset in utility margin	0.2
Other	1.8
Net Change	$9.3

Depreciation and amortization:

Increased utility plant in service	$9.6
Decreased amortization of CTC offset in utility margin	(7.0)
Net Change	$2.6

Other income (deductions):

Lower equity AFUDC	$(1.0)
Lower CIAC	(0.4)
Net Change	$(1.4)

Interest charges:

Issuance of $185.0 million of first mortgage bonds in 2020	$(2.4)
Issuance of $65.0 million first mortgage bonds in 2021	(0.6)
Other	(0.3)
Net Change	$(3.3)

Year Ended December 31, 2021
Change
Income (taxes) benefits:	(In millions)

Higher segment earnings before income taxes	$(1.4)
Other	(0.2)
Net Change	$(1.6)

Corporate and Other
The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,		Change
	2021	2020	2021/2020
	(In millions)
Total revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(9.8)	(4.4)	(5.4)
Depreciation and amortization	23.3	22.5	0.8
Operating income (loss)	(13.5)	(18.1)	4.6
Other income (deductions)	(0.7)	(1.4)	0.7
Interest charges	(11.8)	(19.4)	7.6
Segment earnings (loss) before income taxes	(25.9)	(38.8)	12.9
Income (taxes) benefit	2.3	7.5	(5.2)
Segment earnings (loss)	$(23.6)	$(31.3)	$7.7

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expenses includes a decrease of $4.7 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating results – 2021 compared to 2020

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2021
Change
Other income (deductions):	(In millions)

Decrease in donations and other contributions	$0.4
Other	0.3
Net Change	$0.7

Interest charges:

Higher interest on term loans	$(3.0)
Repayment of PNMR 2018 SUNs in March 2021	8.5
Lower interest on short term borrowings	2.1
Net Change	$7.6

Year Ended December 31, 2021
Change
Income (taxes) benefits:	(In millions)

Lower segment loss before income taxes	$(3.3)
Higher state income tax effective rate	(1.6)
Tax credit impairment	(1.0)
Higher investment tax credit amortization	0.4
Lower non-deductible merger related costs	0.3
Net Change	$(5.2)

LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows
The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,		Change
	2021	2020	2021/2020
Net cash flows from:	(In millions)
Operating activities	$547.9	$485.7	$62.2
Investing activities	(952.3)	(733.8)	(218.5)
Financing activities	357.6	292.2	65.4
Net change in cash and cash equivalents	$(46.8)	$44.1	$(90.9)
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

Cash Flows from Investing Activities

The changes in PNMR’s cash flows from investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities also include activity related to the purchase of the Western Spirit Line, Four Corners Purchase and Sale Agreement, and NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Year Ended December 31,		Change
	2021	2020	2021/2020
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(53.3)	$(35.0)	$(18.3)
Transmission and distribution	(527.4)	(276.1)	(251.3)
Nuclear fuel	(21.5)	(24.0)	2.5
	(602.2)	(335.1)	(267.1)
TNMP:
Transmission	(128.2)	(122.9)	(5.3)
Distribution	(183.7)	(198.6)	14.9
	(311.9)	(321.5)	9.6
Corporate and Other:
Computer hardware and software	(20.9)	(22.4)	1.5
	(935.0)	(679.0)	(256.0)
Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	459.9	591.0	(131.1)
Purchases of investment securities	(477.7)	(607.6)	129.9
Investments in NMRD	—	(23.3)	23.3
Distributions from NMRD	0.6	—	0.6
Other, net	(0.1)	(14.9)	14.8
	(17.3)	(54.8)	37.5
Net cash flows from investing activities	$(952.3)	$(733.8)	$(218.5)

Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings increased $30.7 million in 2021 compared to a decrease of $153.1 million in 2020, resulting in a net increase in cash flows from financing activities of $183.8 million in 2021
•In 2021, PNMR had net amounts received under transmission interconnection arrangements of $70.4 million compared to $5.5 million in 2020
•In 2020, PNM borrowed $250.0 million under the PNM 2020 Term Loan and used the proceeds to repay the PNM 2019 $250.0 million Term Loan
•In 2020, PNM issued $200.0 million of PNM 2020 SUNs and used $100.0 million of proceeds to pay $100.0 million of the PNM 2020 Term Loan. The remaining $100.0 million of proceeds from the PNM 2020 SUNs were used to repay borrowings on the PNM Revolving Credit Facility and for other corporate purposes.
•In 2020, PNM prepaid without penalty the remaining $150.0 million balance of the PNM 2020 Term Loan
•In 2020, PNM purchased PCRBs totaling $100.3 million that were subject to mandatory tender on June 1, 2020, utilizing borrowings under the PNM Revolving Credit Facility. On July 1, 2020, these bonds were remarketed to investors in the weekly mode. On October 1, 2021, PNM converted these bonds to a fixed rate and remarketed them to new investors.
•In 2020, PNM notified bondholders that it was calling PCRBs aggregating $302.5 million, purchased the bonds in lieu of redemption, and remarketed them to new investors
•In 2020, TNMP issued $185.0 million of TNMP 2020 Bonds and used the proceeds to reduce short-term debt and for other corporate purposes
•In 2020, PNMR physically settled all shares under the PNMR 2020 Forward Equity Sale Agreements by issuing 6.2 million shares to the forward purchasers at a price of $45.805 per share, aggregating net proceeds of $283.1 million
•In 2020, PNMR borrowed $150.0 million under the PNMR 2020 Term Loan and used the proceeds to repay the $50.0 million PNMR 2018 Two-Year Term Loan and for other corporate purposes
•In 2020, PNMR executed a $300.0 million delayed-draw term loan (the “PNMR 2020 Delayed-Draw Term Loan”) and drew $80.0 million under its terms
•In 2020, the PNMR Development Term Loan was amended to reduce the balance by $25.0 million
•In 2021, PNMR borrowed the remaining $220.0 million under the PNMR 2020 Delayed-Draw Term Loan and repaid $300.0 million SUNs
•In 2021, PNMR borrowed $900.0 million under the PNMR 2021 Delayed-Draw Term Loan and repaid the $150.0 million PNMR 2019 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, the $150.0 million PNMR 2020 Term Loan, $92.1 million in borrowings under the PNMR Revolving Credit Facility, $40.0 million in borrowings under the PNMR Development Revolving Credit Facility, and the $65.0 million PNMR Development Term Loan
•In 2021, PNM entered into a $75.0 million term loan and used the funds to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes
•In 2021, PNM issued $160.0 million of PNM 2021 SUNs and used the proceeds to repay $160.0 million of PNM’s 5.35% SUNs that were due October 2021
•In 2021, PNM remarketed $146.0 million of outstanding PCRBs to new investors
•In 2021, PNM issued $150.0 million aggregate principal amount of PNM September 2021 SUNs and used the proceeds to partially fund the purchase of the Western Spirit Line
•In 2021, TNMP issued $65.0 million aggregate principal amount of TNMP 2021 Bonds and used the proceeds to repay existing debt and for other corporate purposes

Financing Activities
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

As discussed in Note 7, at December 31, 2020, PNMR Development had $10.0 million outstanding under the PNMR Development Revolving Credit Facility that was expected to mature on February 23, 2021. On February 22, 2021, PNMR Development extended the facility to January 31, 2022 but ultimately decided to terminate it on May 18, 2021 as discussed below.

On December 31, 2020, PNMR had $300.0 million aggregate principal amount of 3.25% SUNs outstanding (the “PNMR 2018 SUNs”), which were set to mature on March 9, 2021. On December 22, 2020, PNMR entered into the $300.0 million PNMR 2020 Delayed-Draw Term Loan that was set to mature in January 2022 and drew $80.0 million to refinance existing indebtedness and for other corporate purposes. On March 9, 2021, PNMR utilized the remaining $220.0 million of capacity under the PNMR 2020 Delayed-Draw Term Loan to repay an equivalent amount of the PNMR 2018 SUNs. The remaining $80.0 million repayment of the PNMR 2018 SUNs was funded through borrowings under the PNMR Revolving Credit Facility.

On May 18, 2021, PNMR entered into a $1.0 billion delayed-draw term loan agreement (the “PNMR 2021 Delayed-Draw Term Loan”), among PNMR, the lenders party thereto, and Wells Fargo Bank, N. A., as administrative agent. Initially PNMR drew $850.0 million to repay and terminate existing indebtedness, including the $150.0 million PNMR 2019 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, the $150.0 million PNMR 2020 Term Loan, the $65.0 million PNMR Development Term Loan, and $40.0 million in borrowings under the PNMR Development Revolving Credit Facility. Additionally, PNMR repaid the $92.1 million in borrowings under the PNMR Revolving Credit Facility. On December 2, 2021, PNMR drew an additional $50.0 million under the PNMR 2021 Delayed-Draw Term Loan. Draws on the PNMR 2021 Delayed-Draw Term Loan bear interest at a variable rate, which was 0.95% at December 31, 2021, and mature on May 18, 2023. On January 24, 2022, PNMR drew the remaining $100.0 million available under the PNMR 2021 Delayed-Draw Term Loan.

On June 18, 2021, PNM entered into a $75.0 million term loan (the “PNM 2021 Term Loan”) between PNM and Bank of America, N.A., as lender. The PNM 2021 Term Loan was used to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes. The PNM 2021 Term Loan bears interest at a variable rate, which was 0.93% at December 31, 2021 and matures on December 18, 2022.

On July 14, 2021, PNM entered into an agreement (the “PNM 2021 Note Purchase Agreement”) with institutional investors for the sale and issuance of $160.0 million aggregate principal amount of two series of senior unsecured notes (the “PNM 2021 SUNs”) offered in private placement transactions. The PNM 2021 SUNs were issued on July 14, 2021. PNM issued $80.0 million of the PNM 2021 SUNs at 2.59%, due July 15, 2033, and another $80.0 million at 3.14%, due July 15, 2041. Proceeds from the PNM 2021 SUNs were used to repay the total amount of $160.0 million of PNM's 5.35% SUNs, at par, earlier than their scheduled maturity of October 1, 2021. The PNM 2021 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM 2021 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM 2021 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM 2021 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On July 14, 2021, TNMP entered into an agreement (the “TNMP 2021 Bond Purchase Agreement”) with institutional investors for the sale of $65.0 million aggregate principal amount of one series of TNMP first mortgage bonds (the “TNMP 2021 Bonds”) offered in private placement transactions. On August 16, 2021, TNMP issued all $65.0 million of the TNMP 2021 Bonds at 2.44% with a maturity of August 15, 2035 and used the proceeds to repay existing debt and for other corporate purposes. The TNMP 2021 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indenture governing the TNMP 2021 Bonds. The terms of the supplemental indenture governing the TNMP 2021 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2021 Bonds at par. However, the definition of change of control in the supplemental indenture governing the TNMP 2021 Bonds will not be triggered by the closing of the Merger. TNMP has the right to redeem any or all of the TNMP 2021 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

On September 23, 2021, PNM entered into an agreement (the “PNM September 2021 Note Purchase Agreement”) with institutional investors for the sale and issuance of $150.0 million aggregate principal amount of two series of senior unsecured notes (the “PNM September 2021 SUNs”) offered in private placement transactions. On December 2, 2021, PNM issued $50.0 million of the PNM September 2021 SUNs at 2.29%, due December 30, 2031, and another $100.0 million at 2.97%, due December 30, 2041. Proceeds from the PNM September 2021 SUNs were used for funding of capital expenditures, including the purchase of the Western Spirit Line, repayment of existing indebtedness, and for general corporate purposes. The PNM September 2021 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM September 2021 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM September 2021 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM September 2021 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

At December 31, 2020, PNM had $100.3 million of outstanding PNM Floating Rate PCRBs. The PNM Floating Rate PCRBs bore interest at rates that were reset weekly, giving investors the option to return the PCRBs for remarketing to new investors upon 7 days' notice. On October 1, 2021, PNM converted the PNM Floating Rate PCRBs to a fixed rate period and successfully remarketed them to new investors (“PNM 2021 Fixed Rate PCRBs”). The PNM 2021 Fixed Rate PCRBs now bear interest at 0.875% and are subject to mandatory tender on October 1, 2026.

At December 31, 2020, PNM had $146.0 million of outstanding PCRBs with a final maturity of April 1, 2033. These PCRBs were subject to mandatory tender on October 1, 2021 and were successfully remarketed to new investors on that date. The $146.0 million PCRBs bear interest at a fixed rate of 2.15% until their final maturity.

On October 20, 2020, the execution of the Merger Agreement constituted a “Change of Control” under certain PNMR, TNMP, and PNMR Development debt agreements. Under each of the specified debt agreements, a “Change of Control” constitutes an “Event of Default,” pursuant to which the lender parties thereto had the right to accelerate the indebtedness under the debt agreements.

On October 26, 2020, PNMR, TNMP and PNMR Development entered into amendment agreements with the lender parties thereto to amend the definition of “Change of Control” such that the entry into the Merger Agreement would not constitute a Change of Control and to waive the Event of Default arising from entry into the Merger Agreement. On September 15, 2021, PNMR and TNMP and the lender parties further amended the definition of “Change of Control” in the PNMR Revolving Credit Facility and the TNMP Revolving Credit Facility such that the closing of the Merger does not constitute a Change of Control under those facilities. The Change of Control provisions in the PNM debt agreements, PNM note purchase agreements, and TNMP 2021 Bond Purchase Agreement are not triggered by the closing of the Merger and did not require amendment.

The documents governing TNMP's aggregate $750.0 million of outstanding 2014 to 2020 First Mortgage Bonds (“TNMP FMBs”) obligated TNMP to offer, within 30 business days following the signing of the Merger Agreement, to prepay that $750.0 million of outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. TNMP made such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs, and none of the holders of the TNMP FMBs accepted TNMP’s offer. The documents governing the 2014 to 2020 TNMP FMBs require TNMP to make another offer, within 30 business days of closing of the Merger, to prepay all outstanding TNMP FMBs at par. TNMP will make such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs; however, holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay. As discussed above, the supplemental indenture that governs the TNMP 2021 Bonds excludes the Merger from the definition of Change of Control.

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
Capital Requirements
PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements for 2022-2026 are:

	2022	2023-2026	Total
	(In millions)
Construction expenditures	$895.6	$3,295.9	$4,191.5
Dividends on PNMR common stock	119.3	477.2	596.5
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,015.4	$3,775.2	$4,790.6

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include expenditures for PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Not included in the table above are incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. See Note 6 for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the year ended December 31, 2021, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $104.5 million of PCRBs that must be refinanced or repriced in June 2022 and the PNM 2021 $75.0 million Term Loan which matures in December 2022. See Note 7 for additional information about the Company’s long-term debt and equity arrangements. Funds received from the issuance of approximately 6.2 million shares of PNMR common stock in December 2020 under the PNMR 2020 Forward Equity Sale Agreements were used to repay existing indebtedness and for other corporate purposes. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Other Material Cash Requirements

In addition to the cash requirements for construction requirements and long-term debt discussed above, the Company has other material cash requirements related to long-term contractual obligations including minimum lease payments (Note 8), coal contracts, coal mine reclamation, nuclear decommissioning, SJGS plant decommissioning (Note 16), and pension and retiree medical contributions (Note 11).

Interest on long-term debt

Interest accrues on long-term debt agreements, at fixed rates, with the passage of time and is typically paid semi-annually in accordance with the terms of the debt agreement. Provided that long-term debt agreements are not prepaid or refinanced before their expected maturities, payments of interest are expected to total $85.0 million in 2022, $162.5 million in 2023 and 2024, $136.4 million in 2025 and 2026, and $545.6 million in 2027 and thereafter.

Transmission service arrangements

PNM owns transmission lines that are interconnected with other utilities in Arizona and Texas. PNM has executed long-term contracts with these other utilities to receive service for the transmission of energy owned by PNM utilizing the third-party transmission facilities. PNM generally receives transmission services, which are regulated by FERC, from a third-party through the other utilities’ OATT or a specific contract. PNM has reserved firm capacity on a long-term basis and is committed under the terms of the contracts. These contracted obligations total $16.8 million in 2022, $17.5 million in 2023 and 2024, $2.8 million in 2025 and 2026, and $2.6 million in 2027 and thereafter.

Technology outsourcing

The Company has other technology services under long-term contracts. The obligations under these contracts total $7.0 million in 2022, $8.5 million in 2023 and 2024, and $0.3 million in 2025 and 2026.

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

	Three Months Ended		Year Ended December 31
	December 31, 2021		2021		2020
Range of Borrowings	Low	High	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$40.0	$—	$40.0	$—	$147.9
PNM 2017 New Mexico Credit Facility	—	—	—	10.0	—	40.0
TNMP Revolving Credit Facility	—	1.1	—	70.0	—	74.9
PNMR Revolving Credit Facility	—	54.9	—	134.5	10.0	203.5
PNMR Development Revolving Credit Facility	—	—	—	40.0	—	17.0
At December 31, 2021, the average interest rates were 1.61% for the PNMR Revolving Credit Facility, 1.35% for the PNM Revolving Credit Facility, and 0.85% for the TNMP Revolving Credit Facility. There were no borrowings outstanding under the PNM 2017 New Mexico Credit Facility at December 31, 2021.
The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2022 - 2026 period, including interim financing to fund construction of replacement resources prior to the issuance of the Securitized Bonds included in PNM’s SJGS Abandonment Application. This could include new debt and/or equity issuances. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. However, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.
    Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. On February 10, 2022, Moody’s downgraded TNMP’s issuer rating from A3 to Baa1 and changed the outlook from negative to stable. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.

As of February 18, 2022, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Issuer rating	BBB	BBB	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB-	BBB	*
Preferred stock	*	BB+	*
Moody’s
Issuer rating	Baa3	Baa2	Baa1
Senior secured debt	*	*	A2
Senior unsecured debt	Baa3	Baa2	*
* Not applicable
Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.
A summary of liquidity arrangements as of February 18, 2022, is as follows:

	PNM	TNMP	PNMR Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$75.0	$300.0	$775.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$815.0
Amounts outstanding as of February 18, 2022:
Revolving Credit Facility	$—	$11.8	$—	$11.8
PNM 2017 New Mexico Credit Facility	—	—	—	—
Letters of credit	—	—	3.4	3.4
Total short-term debt and letters of credit	—	11.8	3.4	15.2
Remaining availability as of February 18, 2022	$440.0	$63.2	$296.6	$799.8
Invested cash as of February 18, 2022	$1.0	$—	$0.9	$1.9
In addition to the above, PNMR has $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of February 18, 2022, PNM had no intercompany borrowings and TNMP had $45.5 million of intercompany borrowings from PNMR. PNMR Development had no intercompany borrowings from PNMR and PNMR had $6.3 million in intercompany borrowing from PNMR Development. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
PNMR had an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expired in March 2021. PNM has a shelf registration statement for up to $650.0 million of senior unsecured notes that expires in May 2023.
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
The PNMR Revolving Credit Facility, PNM Revolving Credit Facility, PNM 2017 New Mexico Credit Facility, and the TNMP Revolving Credit Facility contain “ratings triggers,” for pricing purposes only. If PNMR, PNM, or TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost. PNMR’s facilities require that PNMR is to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for the PNM and TNMP facilities. If these ratios were exceeded, the entity could be required to repay all borrowings under its facility, be prevented from borrowing on the unused capacity under the facility and be required to provide collateral for all outstanding letters of credit issued under the facility.
If a contingent requirement were to be triggered under the PNM facilities resulting in an acceleration of the repayment of outstanding loans, a cross-default provision in the PVNGS leases could occur if the accelerated amount is not paid. If a cross-default provision is triggered, the PVNGS lessors have the ability to accelerate their rights under the leases, including acceleration of all future lease payments. The Company’s revolving credit facilities and term loan agreements also include cross-default provisions (Note 7).
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

	December 31,
PNMR	2021	2020
PNMR common equity	36.9%	38.3%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	62.9	61.5
Total capitalization	100.0%	100.0%
PNM
PNM common equity	50.9%	51.4%
Preferred stock	0.3	0.3
Long-term debt	48.8	48.3
Total capitalization	100.0%	100.0%
TNMP
Common equity	50.6%	49.2%
Long-term debt	49.4	50.8
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY
Climate Change Issues

Background

For the past several years, management has identified multiple risks and opportunities related to climate change, including potential environmental regulation, technological innovation, and availability of fuel and water for operations, as among the most significant risks facing the Company. Accordingly, these risks are overseen by the Board in order to facilitate more integrated risk and strategy oversight and planning. Board oversight includes understanding the various challenges and opportunities presented by these risks, including the financial consequences that might result from enacted and potential federal and/or state regulation of GHG; plans to mitigate these risks; and the impacts these risks may have on the Company’s strategy. In addition, the Board approves certain procurements of environmental equipment, grid modernization technologies, and replacement resources.

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

As part of management’s continuing effort to monitor climate-related risks and assess opportunities, the Company has advanced its understanding of climate change by participating in the “2 Degree Scenario” planning by participating in the Electric Power Research Institute (“EPRI”) Understanding Climate Scenarios & Goal Setting Activities program. The program focused on characterizing and analyzing the relationship of individual electric utility company’s carbon emissions and global temperature goals. Activities include analyzing the scientific understanding of global emissions pathways that are consistent with limiting global warming and providing insight to assist companies in developing approaches to climate scenario planning. As PNM expands its sustainability efforts, EPRI’s program has also been useful in gaining a better understanding of the Task Force on Climate-Related Financial Disclosures’ (“TCFD”) recommendations for sustainability reporting. On November 19, 2019, TCFD announced the formation of the TCFD Advisory Group on Climate-Related Guidance. EPRI was invited to participate as one of seven members of the group that provides guidance on implementing scenario analysis at the utility company level and to assist in understanding how climate-related issues affect business strategies.

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

As of December 31, 2021, approximately 56% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG. This reflects the retirement of SJGS Units 2 and 3 that occurred in December 2017 and the restructuring of ownership in SJGS Unit 4. These events reduced PNM’s entitlement in SJGS from 783 MW to 562 MW and caused the Company’s output of GHG to decrease when compared to 2017. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. As described in Note 16, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG from the Company’s owned interests in SJGS, below 2005 levels. In 2020, PNM received authorization for a June 2022 abandonment of SJGS Units 1 and 4. In addition, PNM has filed the Four Corners Abandonment Application with the NMPRC for approval to sell its ownership interest in Four Corners by the end of 2024. On December 15, 2021, the NMPRC rejected the hearing examiner’s recommendations and issued an Order denying the requested abandonment and financing related to the Four Corners Abandonment application. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court and on January 21, 2022, PNM filed its Statement of Issues regarding the appeal. See additional discussion of the SJGS and Four Corners Abandonment in Note 17. Retiring PNM’s share of SJGS and exiting participation in Four Corners would further reduce PNM’s GHG as those two coal-fired stations represent approximately 86% of PNM’s 2020 GHG emissions from generation.

As of December 31, 2021, PNM owned or procured power under PPAs from 957 MW of capacity from renewable generation resources. This is comprised of 158 MW of PNM owned solar as well as wind, solar-PV, and geothermal facilities aggregating to 658 MW, 130 MW, and 11 MW. These agreements currently have expiration dates beginning in January 2035 and extending through June 2045. The NMPRC has approved PNM’s request to enter into additional PPAs for renewable energy for an additional 1,440 MW of energy from solar-PV facilities combined with 640 MW of battery storage agreements with an anticipated 100 MW expected to come online in 2022. The entire portfolio of replacement resources approved by the NMPRC in PNM’s SJGS Abandonment Application includes replacement of SJGS capacity with the procurement of 650 MW of solar PPAs combined with 300 MW of battery storage agreements and the PVNGS Leased Interest Abandonment Application for solar PPAs of 450 MW combined with 290 MW of battery storage agreements. In addition, the NMPRC issued an order that will allow PNM to service a data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. Approval of these renewable energy and battery resources should further reduce any exposure to GHG emissions risk. These estimates are subject to change due to underlying variables, including changes in PNM's generation portfolio, supplier's ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 16 and 17.

PNM also has a customer distributed solar generation program that represented 201.2 MW at December 31, 2021. PNM’s distributed solar programs will generate an estimated 402.4 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 5,924 GWh of electricity through 2021. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,500 GWh of electricity savings, which will avoid at least 1.0 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

PNM’s service areas occasionally experience periodic high winds and severe thunderstorms. TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and other extreme weather conditions. In addition to potentially causing physical damage to Company-owned facilities, which disrupts the ability to transmit and/or distribute energy, weather and other events of nature can temporarily reduce customers’ usage and demand for energy. In addition, other events influenced by climate change, such as wildfires, could disrupt Company operations or result in third-party claims against the Company. PNM has enhanced its wildfire prevention efforts and maintains a wildfire mitigation plan.

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

On August 3, 2015, EPA responded to the Climate Action Plan by issuing (1) the Carbon Pollution Standards for new, modified, and reconstructed power plants (under Section 111(b)); and (2) the Clean Power Plan for existing power plants (under Section 111(d)).

EPA’s Carbon Pollution Standards for new sources (those constructed after January 8, 2014) established separate standards for gas and coal-fired units deemed achievable through the application of what EPA determined to be the BSER demonstrated for each type of unit efficient natural gas combined cycle technology for gas units, and partial carbon capture and sequestration for coal units. The Clean Power Plan established numeric “emission standards” for existing electric generating units based on emission reduction opportunities that EPA deemed achievable using technical assumptions for three “building blocks”: efficiency improvements at coal-fired EGUs, displacement of affected EGUs with renewable energy, and displacement of coal-fired generation with natural gas-fired generation.

Multiple states, utilities, and trade groups filed petitions for review in the DC Circuit to challenge both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources in separate cases, and the challenges successfully petitioned the US Supreme Court for a stay of the Clean Power Plan. However, before the DC Circuit could issue an opinion regarding either the Carbon Pollution Standards or the Clean Power Plan, President Trump took office and his administration asked the court to hold both cases in abeyance while the rules were re-evaluated, which the court granted.

On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines issued under CAA Section 111(d). EPA set the BSER for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” to be applied inside the fence-line of an individual facility. The ACE Rule was also challenged and, on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al. finding that EPA misinterpreted the CAA when it determined that the language of section 111 unambiguously barred consideration of emissions reductions options that were not applied at the source. As a result, the court vacated the ACE Rule and remanded the record to EPA for further consideration consistent with the court’s opinion. While the D.C. Circuit rejected the ACE Rule, it did not reinstate the Clean Power Plan. EPA filed a motion seeking a partial stay of the mandate as to the repeal of the Clean Power Plan, to ensure the court’s order will not render effective the now out-of-date Clean Power Plan. On February 22, 2021, the DC Circuit granted EPA’s motion, indicating that it would withhold issuance of the mandate with respect to the repeal of the Clean Power Plan until EPA responds to the court’s remand in a new rulemaking action. EPA has indicated it is developing a proposed rule under CAA Section 111(d) to establish guidelines for CO2 emissions from existing EGUs. EPA expects to publish the draft rule in the summer of 2022. On October 29, 2021, the US Supreme Court granted four petitions for certiorari seeking review of the DC Circuit’s decision vacating the ACE Rule and the repeal of the Clean Power Plan. Oral arguments in the US Supreme Court were held on February 28, 2022. A decision is expected in June 2022. The US Supreme Court’s decision will rule on the extent of EPA’s authority under CAA Section 111(d) to regulate GHGs from existing fossil-fueled EGUs.

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

The ETA was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Under the ETA provisions, PNM will also be required to meet a generation emission standard of no more than 400 lbs. of CO2 per MWh beginning in 2023 and not more than 200 lbs. per MWh beginning in 2032. PNM takes this requirement into account in its resource planning, and it is expected that the standards will be met with the approved resource retirements and replacements. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “energy transition costs” (as defined by the ETA). These costs may include coal mine reclamation, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under a NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA in Note 16. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio. In February 2020, the hearing examiners assigned to the SJGS abandonment and financing proceedings issued recommended decisions recommending approval of PNM’s abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA. On April 1, 2020, the NMPRC approved the hearing examiners’ recommendation to approve PNM’s application to retire its share of SJGS in 2022 and for the issuance of Securitized Bonds. PNM has also requested approval of energy transition bonds for the Four Corners Abandonment costs of that transition away from coal-fired generation. On December 15, 2021, the NMPRC denied approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application. PNM cannot predict the full impact of the ETA or the outcome of the NM Supreme Court decision with respect to the abandonment of Four Corners. See additional discussion of PNM’s SJGS and Four Corners Abandonment Applications in Note 17.

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

PNM has calculated GHG reductions that would result from scenarios that assume PNM’s scheduled retirement of its share of the SJGS in 2022 and would exit from Four Corners in either 2024 or 2031 and PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% emissions-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the recently enacted ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the U.S. NDC of 50% to 52% carbon emissions reduction by 2030 and the Biden Administration’s goal of net-zero carbon emissions economy-wide by 2050. On April 1, 2020, the NMPRC approved PNM’s application to retire its share of SJGS in 2022. PNM filed for abandonment of Four Corners on January 8, 2021. See Note 17.

PNM will continue to monitor the United States’ participation in the Paris Agreement and other parties’ involvement in these types of international accords, but the potential impact that such accords may have on the Company cannot be determined at this time.

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

Goodwill is evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. Impairment testing may be performed based on either a qualitative analysis or quantitative analysis. Note 19 contains information on the impairment testing performed by the Company on goodwill. For 2021, the Company utilized a qualitative analysis for both the PNM and TNMP reporting units. No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2021. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. The annual testing was based on certain critical estimates and assumptions. Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.

Application of the qualitative goodwill impairment test requires evaluating various events and circumstances to determine whether it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. As a part of the Company’s goodwill qualitative testing process for a reporting unit, various factors that are specific to that reporting unit as well as industry and macroeconomic factors are evaluated in order to determine whether these factors are reasonably likely to have a material impact on the fair value of the reporting unit. Examples of the factors that were considered in the qualitative testing of the goodwill include the results of the most recent quantitative impairment test, current and long-term forecasted financial results, regulatory environment, credit rating, changes in the interest rate environment, and operating strategy for the reporting unit.

Based on the analysis performed for the PNM and TNMP reporting units in 2021, the Company concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than their carrying value and determined that there was no impairment of goodwill. Although the Company believes all relevant factors were considered in the qualitative impairment analysis to reach the conclusion that goodwill is not impaired, significant changes in any one of the assumptions could produce a significantly different result potentially leading to the recording of an impairment that could have significant impacts on the results of operations and financial position of the Company.

Decommissioning and Reclamation Costs

PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Decommissioning costs are based on site-specific estimates, which are updated periodically and involve numerous judgments and assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations, and cash flows. Nuclear decommissioning costs are based on estimates of the costs for removing all radioactive and other structures at PVNGS. AROs, including nuclear decommissioning costs, are discussed in Note 15. Nuclear decommissioning costs represent approximately 62% of PNM’s ARO liability. A 10% increase in the estimates of future decommissioning costs at current price levels would have increased the ARO liability by $10.0 million at December 31, 2021. PNM recognizes an expense and a corresponding liability for ultimate decommissioning of PVNGS. See Note 17 for information concerning NMPRC’s order to address the recovery of decommissioning costs in a future proceeding.

In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse the mining companies for the cost of contemporaneous reclamation, as well as the costs for final reclamation of the coal mines.  The reclamation costs are based on periodic site-specific studies that estimate the costs to be incurred in the future and are dependent upon numerous assumptions, including estimates of future reclamation costs at current price levels, inflation rates, and discount rates. A 10% increase in the estimates of future reclamation costs at current price levels would have increased the mine reclamation liability by $10.9 million at December 31, 2021. PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs.  The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. See Note 16 for discussion of reclamation costs.

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

Commodity Risk

Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 9, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Consolidated Balance Sheets. During the years ended December 31, 2021 and 2020, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts that meet the definition of a derivative, are recorded at fair value on the Consolidated Balance Sheets. During the years ended December 31, 2021 and 2020, the effects of mark-to-market commodity derivative instruments had no impact to PNM's net earnings and $1.6 million and zero of fair value losses have been recorded as a regulatory asset. All of the fair values as of December 31, 2021 were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by the end of 2022.

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

Unusually cold weather in February 2021 resulted in higher than expected natural gas and purchased power costs. PNM mitigated the impacts from the cold weather by securing gas supplies in advance, engaging in market purchases when lower prices were available, and adjusting plant operation of its gas units to minimize reliance on higher-priced gas supplies. PNM estimates the impact of the cold weather conditions in the first quarter of 2021 resulted in approximately $20 million of additional natural gas costs and approximately $8 million in additional purchased power costs. These fuel increases are passed through to customers under the FPPAC.

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

Schedule of Credit Risk Exposure
December 31, 2021

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$9,366	2	$8,027
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	1,637	—	—
Non-investment grade	—	—	—
Total	$11,003		$8,027
(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At December 31, 2021, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of December 31, 2021 was $6.7 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of long-term debt instruments for PNMR, PNM, and TNMP would increase by 2.5%, 2.3%, and 5.1%, if interest rates were to decline by 50 basis points from their levels at December 31, 2021. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates. Variable interest rates under these facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

At February 18, 2022, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	—%	$—	$300,000
PNM Revolving Credit Facility	—	—	400,000
PNM 2017 New Mexico Credit Facility	—	—	40,000
TNMP Revolving Credit Facility	1.05	11,800	75,000
		$11,800	$815,000
Long-term Debt:
PNMR 2021 Delayed-Draw Term Loan	0.96%	$1,000,000
PNM 2021 Term Loan	0.93	75,000
		$1,075,000

The investments held by PNM in trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits had an estimated fair value of $1.1 billion at December 31, 2021, of which 43.3% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2021, the decrease in the fair value of the fixed-rate securities would be 4.2%, or $20.0 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of

$75.2 million at December 31, 2021, of which 44.6% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2021, the decrease in the fair value of the fixed-rate securities would be 7.5%, or $2.5 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation and trusts established for PNM’s and TNMP’s pension and post-employment benefits plans include certain equity securities at December 31, 2021. These equity securities expose PNM and TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 50% and 47.3% of the securities held by the various PNM and TNMP trusts as of December 31, 2021. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $56.9 million for PNM and $3.6 million for TNMP.

Alternatives Investment Risk

As of December 31, 2021, PNM and TNMP had 8.6% and 6.3% of its pension assets invested in the alternative asset class. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The hedge funds and private equity funds are limited partner structures that are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The general partner oversees the selection and monitoring of the underlying managers. The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund strategies include mezzanine financing, buy-outs, and venture capital. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property and multi-family housing. The Company’s Corporate Investment Committee, assisted by its investment consultants, monitors the performance of the funds and general partner’s investments process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair values. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $4.9 million for PNM and $0.4 million for TNMP.

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
Management assessed the effectiveness of PNMR’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNMR’s internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

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
Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2021.

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
Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2021.

/s/ Patricia K. Collawn
Patricia K. Collawn,
Chief Executive Officer

/s/ Joseph D. Tarry
Joseph D. Tarry
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
PNM Resources, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule I - Condensed Consolidated Information of Parent Company and Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Pension and other postretirement benefit obligations
As discussed in Note 11 to the consolidated financial statements, the Company maintains qualified defined benefit pension plans and postretirement benefit plans providing medical and dental benefits. The Company’s total estimated pension plans’ projected benefit obligation and postretirement benefit plans’ accumulated postretirement benefit obligation were $734.2 million as of December 31, 2021.
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
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Public Service Company of New Mexico:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Pension and other postretirement benefit obligations
As discussed in Note 11 to the consolidated financial statements, the Company maintains qualified defined benefit pension plans and postretirement benefit plans providing medical and dental benefits. The Company’s total estimated pension plans’ projected benefit obligation and postretirement benefit plans’ accumulated postretirement benefit obligation were $663.7 million as of December 31, 2021.
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
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Texas‑New Mexico Power Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Texas‑New Mexico Power Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, changes in common stockholder’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Pension and other postretirement benefit obligations
As discussed in Note 11 to the consolidated financial statements, the Company maintains qualified defined benefit pension plans and postretirement benefit plans providing medical and dental benefits. The Company’s total estimated pension plans’ projected benefit obligation and postretirement benefit plans’ accumulated postretirement benefit obligation were $70.6 million as of December 31, 2021.
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
Albuquerque, New Mexico
March 1, 2022

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Electric Operating Revenues
Contracts with customers	$1,569,405	$1,469,799	$1,377,208
Alternative revenue programs	(3,764)	(11,994)	(542)
Other electric operating revenue	214,232	65,207	80,937
Total electric operating revenues	1,779,873	1,523,012	1,457,603
Operating Expenses:
Cost of energy	644,853	447,241	412,812
Administrative and general	230,292	216,334	189,227
Energy production costs	143,931	137,977	142,545
Regulatory disallowances and restructuring costs	1,194	1,098	151,095
Depreciation and amortization	284,107	275,612	267,808
Transmission and distribution costs	81,335	77,943	69,862
Taxes other than income taxes	86,008	81,526	80,054
Total operating expenses	1,471,720	1,237,731	1,313,403
Operating income	308,153	285,281	144,200
Other Income and Deductions:
Interest income	14,662	14,223	14,022
Gains on investment securities	16,850	21,599	29,589
Other income	20,200	19,973	15,382
Other (deductions)	(18,559)	(18,732)	(15,328)
Net other income and (deductions)	33,153	37,063	43,665
Interest Charges	96,877	114,392	121,016
Earnings before Income Taxes	244,429	207,952	66,849
Income Taxes (Benefits)	32,582	20,636	(25,282)
Net Earnings	211,847	187,316	92,131
(Earnings) Attributable to Valencia Non-controlling Interest	(15,490)	(14,013)	(14,241)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Net Earnings Attributable to PNMR	$195,829	$172,775	$77,362
Net Earnings Attributable to PNMR per Common Share:
Basic	$2.28	$2.16	$0.97
Diluted	$2.27	$2.15	$0.97
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net Earnings	$211,847	$187,316	$92,131
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $478, $(5,736), and $(6,534)	(1,403)	16,850	19,190
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $2,480, $2,412, and $3,572	(7,285)	(7,085)	(10,491)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $(3,076), $(1,562), and $973	9,035	4,587	(2,856)
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(2,120), $(2,108), and $(1,880)	6,228	6,192	5,524
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(458), $(323), and $888	1,346	948	(2,607)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax (benefit) of $229, $442, and $(186)	(674)	(1,298)	547
Total Other Comprehensive Income (Loss)	7,247	20,194	9,307
Comprehensive Income	219,094	207,510	101,438
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(15,490)	(14,013)	(14,241)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Comprehensive Income Attributable to PNMR	$203,076	$192,969	$86,669
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$211,847	$187,316	$92,131
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	320,210	314,668	301,068
Deferred income tax expense (benefit)	30,747	20,405	(25,385)
(Gains) on investment securities	(16,850)	(21,599)	(29,589)
Stock based compensation expense	9,446	8,141	6,414
Regulatory disallowances and restructuring costs	1,194	1,098	151,095
Allowance for equity funds used during construction	(13,217)	(11,254)	(9,478)
Other, net	5,457	3,497	2,395
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(25,924)	(42,035)	3,796
Materials, supplies, and fuel stock	1,356	11,512	(6,095)
Other current assets	1,838	(8,135)	1,872
Other assets	31,135	29,923	42,803
Accounts payable	10,640	7,403	(272)
Accrued interest and taxes	2,692	(9,347)	14,691
Other current liabilities	6,894	23,740	(7,212)
Other liabilities	(29,592)	(29,633)	(35,071)
Net cash flows from operating activities	547,873	485,700	503,163
Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(935,016)	(679,028)	(616,273)
Proceeds from sales of investment securities	459,867	590,998	494,528
Purchases of investment securities	(477,672)	(607,591)	(513,866)
Investments in NMRD	—	(23,250)	(38,250)
Distributions from NMRD	572	—	—
Other, net	(9)	(14,928)	(37)
Net cash flows used in investing activities	(952,258)	(733,799)	(673,898)
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	$—	$—	$(150,000)
Revolving credit facilities borrowings (repayments), net	30,700	(153,100)	99,200
Long-term borrowings	1,816,345	1,267,845	745,000
Repayment of long-term debt	(1,411,345)	(977,845)	(407,302)
Issuance of common stock	—	283,208	—
Proceeds from stock option exercise	—	24	943
Awards of common stock	(10,130)	(11,984)	(9,918)
Dividends paid	(112,972)	(98,502)	(92,926)
Valencia’s transactions with its owner	(19,094)	(18,056)	(15,401)
Transmission interconnection and security deposit arrangements	80,558	11,452	10,015
Refunds paid under transmission interconnection arrangements	(10,195)	(5,905)	(4,325)
Debt issuance costs and other, net	(6,306)	(4,943)	(2,840)
Net cash flows from financing activities	357,561	292,194	172,446

Change in Cash and Cash Equivalents	(46,824)	44,095	1,711
Cash and Cash Equivalents at Beginning of Year	47,928	3,833	2,122
Cash and Cash Equivalents at End of Year	$1,104	$47,928	$3,833

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$91,276	$106,575	$115,476
Income taxes paid (refunded), net	$1,042	$969	$(2,929)

Supplemental schedule of noncash investing and financing activities:
(Increase) decrease in accrued plant additions	$7,362	$(58,796)	$8,781
Contribution of utility plant to NMRD	$—	$801	$—
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,104	$47,928
Accounts receivable, net of allowance for credit losses of $7,265 and $8,333	123,292	113,410
Unbilled revenues	57,736	55,504
Other receivables	18,784	23,797
Materials, supplies, and fuel stock	65,061	66,417
Regulatory assets	14,785	202
Prepaid assets	37,325	42,064
Income taxes receivable	4,878	5,672
Other current assets	1,635	22,485
Total current assets	324,600	377,479
Other Property and Investments:
Investment securities	463,126	440,115
Equity investment in NMRD	89,158	90,655
Other investments	265	284
Non-utility property, including financing leases	25,439	24,075
Total other property and investments	577,988	555,129
Utility Plant:
Plant in service, held for future use, and to be abandoned	9,357,849	8,480,799
Less accumulated depreciation and amortization	2,952,743	2,835,170
	6,405,106	5,645,629
Construction work in progress	248,856	218,719
Nuclear fuel, net of accumulated amortization of $41,181 and $41,367	98,937	100,801
Net utility plant	6,752,899	5,965,149
Deferred Charges and Other Assets:
Regulatory assets	514,258	557,790
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	79,511	105,133
Other deferred charges	139,332	100,877
Total deferred charges and other assets	1,011,398	1,042,097
	$8,666,885	$7,939,854
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$62,700	$32,000
Current installments of long-term debt	179,339	575,518
Accounts payable	172,595	169,317
Customer deposits	5,095	6,606
Accrued interest and taxes	70,105	68,206
Regulatory liabilities	8,316	7,471
Operating lease liabilities	27,218	27,460
Dividends declared	132	28,243
Transmission interconnection arrangement liabilities	39,564	6,883
Other current liabilities	99,149	55,958
Total current liabilities	664,213	977,662
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	3,519,580	2,719,632
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	764,850	694,512
Regulatory liabilities	841,393	850,228
Asset retirement obligations	234,146	183,421
Accrued pension liability and postretirement benefit cost	19,057	58,101
Operating lease liabilities	55,993	81,065
Other deferred credits	333,195	255,230
Total deferred credits and other liabilities	2,248,634	2,122,557
Total liabilities	6,432,427	5,819,851
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,429,257	1,429,941
Accumulated other comprehensive income (loss), net of income taxes	(71,936)	(79,183)
Retained earnings	810,203	698,707
Total PNMR common stockholders’ equity	2,167,524	2,049,465
Non-controlling interest in Valencia	55,405	59,009
Total equity	2,222,929	2,108,474
	$8,666,885	$7,939,854
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNMR				Non- controlling Interest in Valencia
				Total PNMR Common Stockholder’s Equity
	Common Stock	AOCI	Retained Earnings			Total Equity
	(In thousands)
Balance at December 31, 2018	$1,153,113	$(108,684)	$643,953	$1,688,382	$64,212	$1,752,594
Net earnings before subsidiary preferred stock dividends	—	—	77,890	77,890	14,241	92,131
Total other comprehensive income	—	9,307	—	9,307	—	9,307
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(93,792)	(93,792)	—	(93,792)
Proceeds from stock option exercise	943	—	—	943	—	943
Awards of common stock	(9,918)	—	—	(9,918)	—	(9,918)
Stock based compensation expense	6,414	—	—	6,414	—	6,414
Valencia’s transactions with its owner	—	—	—	—	(15,401)	(15,401)
Balance at December 31, 2019	1,150,552	(99,377)	627,523	1,678,698	63,052	1,741,750
Net earnings before subsidiary preferred stock dividends	—	—	173,303	173,303	14,013	187,316
Total other comprehensive income	—	20,194	—	20,194	—	20,194
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(101,591)	(101,591)	—	(101,591)
Proceeds from stock option exercise	24	—	—	24	—	24
Awards of common stock	(11,984)	—	—	(11,984)	—	(11,984)
Issuance of common stock	283,208	—	—	283,208	—	283,208
Stock based compensation expense	8,141	—	—	8,141	—	8,141
Valencia’s transactions with its owner	—	—	—	—	(18,056)	(18,056)
Balance at December 31, 2020	1,429,941	(79,183)	698,707	2,049,465	59,009	2,108,474
Net earnings before subsidiary preferred stock dividends	—	—	196,357	196,357	15,490	211,847
Total other comprehensive income	—	7,247	—	7,247	—	7,247
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(84,333)	(84,333)	—	(84,333)
Awards of common stock	(10,130)	—	—	(10,130)	—	(10,130)
Stock based compensation expense	9,446	—	—	9,446	—	9,446
Valencia’s transactions with its owner	—	—	—	—	(19,094)	(19,094)
Balance at December 31, 2021	$1,429,257	$(71,936)	$810,203	$2,167,524	$55,405	$2,222,929
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Electric Operating Revenues
Contracts with customers	$1,151,896	$1,078,158	$1,010,898
Alternative revenue programs	(4,108)	(3,531)	1,987
Other electric operating revenue	214,232	65,207	80,937
Total electric operating revenues	1,362,020	1,139,834	1,093,822
Operating Expenses:
Cost of energy	531,786	345,167	317,725
Administrative and general	196,719	180,113	172,903
Energy production costs	143,931	137,977	142,545
Regulatory disallowances and restructuring costs	1,194	1,098	150,599
Depreciation and amortization	170,365	165,325	160,368
Transmission and distribution costs	49,846	49,534	42,970
Taxes other than income taxes	46,682	45,723	45,644
Total operating expenses	1,140,523	924,937	1,032,754
Operating income	221,497	214,897	61,068
Other Income and Deductions:
Interest income	14,605	14,469	14,303
Gains on investment securities	16,850	21,599	29,589
Other income	11,390	9,800	9,213
Other (deductions)	(14,431)	(14,279)	(11,813)
Net other income and (deductions)	28,414	31,589	41,292
Interest Charges	51,360	64,615	72,900
Earnings before Income Taxes	198,551	181,871	29,460
Income Taxes (Benefit)	26,992	21,857	(25,962)
Net Earnings	171,559	160,014	55,422
(Earnings) Attributable to Valencia Non-controlling Interest	(15,490)	(14,013)	(14,241)
Net Earnings Attributable to PNM	156,069	146,001	41,181
Preferred Stock Dividends Requirements	(528)	(528)	(528)
Net Earnings Available for PNM Common Stock	$155,541	$145,473	$40,653
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2021
	2021	2020	2019
	(In thousands)
Net Earnings	$171,559	$160,014	$55,422
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $478, $(5,736), and $(6,534)	(1,403)	16,850	19,190
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $2,480, $2,412, and $3,572	(7,285)	(7,085)	(10,491)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $(3,076), $(1,562), and $973	9,035	4,587	(2,856)
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(2,120), $(2,108), and $(1,880)	6,228	6,192	5,524
Total Other Comprehensive Income (Loss)	6,575	20,544	11,367
Comprehensive Income	178,134	180,558	66,789
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(15,490)	(14,013)	(14,241)
Comprehensive Income Attributable to PNM	$162,644	$166,545	$52,548
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021
	2021	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$171,559	$160,014	$55,422
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	203,401	198,418	191,213
Deferred income tax expense (benefit)	27,120	22,442	(20,145)
(Gains) on investment securities	(16,850)	(21,599)	(29,589)
Regulatory disallowances and restructuring costs	1,194	1,098	150,599
Allowance for equity funds used during construction	(9,905)	(6,958)	(6,656)
Other, net	4,482	4,950	2,697
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(24,757)	(41,340)	5,877
Materials, supplies, and fuel stock	2,531	11,753	(5,128)
Other current assets	2,154	(2,718)	(1,453)
Other assets	30,187	24,882	31,409
Accounts payable	9,836	6,267	(3,617)
Accrued interest and taxes	20,214	(11,572)	5,579
Other current liabilities	9,169	16,682	18,002
Other liabilities	(37,884)	(36,556)	(39,087)
Net cash flows from operating activities	392,451	325,763	355,123
Cash Flows From Investing Activities:
Utility plant additions	(602,180)	(335,055)	(341,847)
Proceeds from sales of investment securities	459,867	590,998	494,528
Purchases of investment securities	(477,672)	(607,591)	(513,866)
Other, net	(9)	(14,942)	(87)
Net cash flows used in investing activities	(619,994)	(366,590)	(361,272)
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$(2,600)	$(48,000)	$15,600
Short-term borrowings (repayments) - affiliate, net	—	—	(19,800)
Long-term borrowings	631,345	852,845	290,000
Repayment of long-term debt	(446,345)	(902,845)	(200,000)
Equity contribution from parent	53,000	230,000	—
Dividends paid	(60,528)	(41,181)	(528)
Valencia’s transactions with its owner	(19,094)	(18,056)	(15,401)
Transmission interconnection and security deposit arrangements	47,858	4,050	10,015
Refunds paid under transmission interconnection arrangements	(2,893)	(5,905)	(72,525)
Debt issuance costs and other, net	(4,627)	364	(296)
Net cash flows from financing activities	196,116	71,272	7,065

Change in Cash and Cash Equivalents	(31,427)	30,445	916
Cash and Cash Equivalents at Beginning of Year	31,446	1,001	85
Cash and Cash Equivalents at End of Year	$19	$31,446	$1,001

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$45,729	$60,663	$65,445
Income taxes paid (refunded), net	$(19,492)	$—	$(3,544)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$23,091	$(48,037)	$4,751
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$19	$31,446
Accounts receivable, net of allowance for credit losses of $7,265 and $8,333	98,151	88,239
Unbilled revenues	44,759	43,724
Other receivables	16,538	21,814
Affiliate receivables	8,837	8,819
Materials, supplies, and fuel stock	57,942	60,472
Regulatory assets	8,721	—
Prepaid assets	30,266	34,984
Income taxes receivable	—	15,706
Other current assets	1,456	16,924
Total current assets	266,689	322,128
Other Property and Investments:
Investment securities	463,126	440,115
Other investments	129	120
Non-utility property, including financing leases	10,717	9,505
Total other property and investments	473,972	449,740
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,602,015	6,022,753
Less accumulated depreciation and amortization	2,235,068	2,158,915
	4,366,947	3,863,838
Construction work in progress	182,520	148,962
Nuclear fuel, net of accumulated amortization of $41,181 and $41,367	98,937	100,801
Net utility plant	4,648,404	4,113,601
Deferred Charges and Other Assets:
Regulatory assets	428,981	457,953
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	73,903	97,461
Other deferred charges	116,552	88,518
Total deferred charges and other assets	671,068	695,564
	$6,060,133	$5,581,033
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$7,400	$10,000
Current installments of long-term debt	179,339	345,570
Accounts payable	107,795	121,050
Affiliate payables	15,203	14,058
Customer deposits	5,095	6,606
Accrued interest and taxes	37,137	32,630
Regulatory liabilities	8,316	5,419
Operating lease liabilities	25,278	25,130
Dividends declared	132	132
Transmission interconnection arrangement liabilities	39,564	6,883
Other current liabilities	70,643	26,854
Total current liabilities	495,902	594,332
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,701,771	1,351,050
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	630,682	579,150
Regulatory liabilities	653,830	664,873
Asset retirement obligations	233,383	182,718
Accrued pension liability and postretirement benefit cost	18,718	56,273
Operating lease liabilities	52,552	75,941
Other deferred credits	246,502	201,415
Total deferred credits and liabilities	1,835,667	1,760,370
Total liabilities	4,033,340	3,705,752
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,547,918	1,494,918
Accumulated other comprehensive income (loss), net of income taxes	(71,936)	(78,511)
Retained earnings	483,877	388,336
Total PNM common stockholder’s equity	1,959,859	1,804,743
Non-controlling interest in Valencia	55,405	59,009
Total equity	2,015,264	1,863,752
	$6,060,133	$5,581,033
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNM
	Common Stock	AOCI	Retained Earnings	Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia	Total Equity
	(In thousands)
Balance at December 31, 2018	$1,264,918	$(110,422)	$242,863	$1,397,359	$64,212	$1,461,571
Net earnings	—	—	41,181	41,181	14,241	55,422
Total other comprehensive income	—	11,367	—	11,367	—	11,367
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Valencia’s transactions with its owner	—	—	—	—	(15,401)	(15,401)
Balance at December 31, 2019	1,264,918	(99,055)	283,516	1,449,379	63,052	1,512,431
Net earnings	—	—	146,001	146,001	14,013	160,014
Total other comprehensive income	—	20,544	—	20,544	—	20,544
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Equity contributions from parent	230,000	—	—	230,000	—	230,000
Dividends declared on common stock	—	—	(40,653)	(40,653)	—	(40,653)
Valencia’s transactions with its owner	—	—	—	—	(18,056)	(18,056)
Balance at December 31, 2020	1,494,918	(78,511)	388,336	1,804,743	59,009	1,863,752
Net earnings	—	—	156,069	156,069	15,490	171,559
Total other comprehensive income	—	6,575	—	6,575	—	6,575
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Equity contribution from parent	53,000	—	—	53,000	—	53,000
Dividends declared on common stock	—	—	(60,000)	(60,000)	—	(60,000)
Valencia’s transactions with its owner	—	—	—	—	(19,094)	(19,094)
Balance at December 31, 2021	$1,547,918	$(71,936)	$483,877	$1,959,859	$55,405	$2,015,264
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)

Electric Operating Revenues
Contracts with customers	$417,509	$391,641	$366,310
Alternative revenue programs	344	(8,463)	(2,529)
Total electric operating revenues	417,853	383,178	363,781
Operating Expenses:
Cost of energy	113,067	102,074	95,087
Administrative and general	47,820	44,811	40,530
Regulatory disallowances	—	—	496
Depreciation and amortization	90,440	87,799	84,259
Transmission and distribution costs	31,489	28,409	26,892
Taxes other than income taxes	34,919	31,632	30,703
Total operating expenses	317,735	294,725	277,967
Operating income	100,118	88,453	85,814
Other Income and Deductions:
Other income	7,176	8,546	5,559
Other (deductions)	(1,768)	(1,718)	(1,428)
Net other income and (deductions)	5,408	6,828	4,131
Interest Charges	33,735	30,388	29,100
Earnings before Income Taxes	71,791	64,893	60,845
Income Taxes	7,912	6,308	5,046
Net Earnings	$63,879	$58,585	$55,799
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$63,879	$58,585	$55,799
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	91,331	89,010	85,453
Regulatory disallowances	—	—	496
Deferred income tax (benefit)	(253)	(7,773)	(7,650)
Allowance for equity funds used during construction and other, net	(3,291)	(4,305)	(2,808)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(1,167)	(695)	(2,081)
Materials and supplies	(1,175)	(241)	(967)
Other current assets	(6,132)	(1,291)	(798)
Other assets	6,989	8,553	8,366
Accounts payable	338	1,607	1,829
Accrued interest and taxes	(1,533)	(530)	186
Other current liabilities	620	2,518	771
Other liabilities	5,545	2,135	(1,004)
Net cash flows from operating activities	155,151	147,573	137,592
Cash Flows From Investing Activities:
Utility plant additions	(311,909)	(321,505)	(254,006)
Net cash flows used in investing activities	(311,909)	(321,505)	(254,006)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)

Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$400	$(15,000)	$(2,500)
Short-term borrowings (repayments) – affiliate, net	—	—	(100)
Long-term borrowings	65,000	185,000	305,000
Repayment of long-term debt	—	—	(207,302)
Transmission interconnection arrangements	32,700	7,402	—
Refunds paid under transmission interconnection arrangements	(7,302)	—	—
Equity contribution from parent	52,000	71,000	80,000
Dividends paid	—	(58,534)	(55,265)
Debt issuance costs and other, net	(840)	(2,136)	(2,419)
Net cash flows from financing activities	141,958	187,732	117,414

Change in Cash and Cash Equivalents	(14,800)	13,800	1,000
Cash and Cash Equivalents at Beginning of Year	14,800	1,000	—
Cash and Cash Equivalents at End of Year	$—	$14,800	$1,000

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$31,599	$28,114	$28,055
Income taxes paid, (refunded) net	$13,735	$16,790	$13,611

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(9,131)	$(11,415)	$5,035
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$14,800
Accounts receivable	25,141	25,171
Unbilled revenues	12,977	11,780
Other receivables	4,108	3,703
Materials and supplies	7,119	5,945
Regulatory assets	6,064	202
Other current assets	1,989	1,738
Total current assets	57,398	63,339
Other Property and Investments:
Other investments	136	164
Non-utility property, including financing leases	13,499	13,298
Total other property and investments	13,635	13,462
Utility Plant:
Plant in service and plant held for future use	2,475,859	2,193,270
Less accumulated depreciation and amortization	563,004	537,707
	1,912,855	1,655,563
Construction work in progress	53,401	61,359
Net utility plant	1,966,256	1,716,922
Deferred Charges and Other Assets:
Regulatory assets	85,277	99,837
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	5,264	7,206
Other deferred charges	10,277	5,149
Total deferred charges and other assets	327,483	338,857
	$2,364,772	$2,132,580
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$400	$—
Accounts payable	43,089	33,620
Affiliate payables	6,568	5,883
Accrued interest and taxes	40,005	41,538
Regulatory liabilities	—	2,052
Operating lease liabilities	1,882	2,193
Other current liabilities	4,968	4,486
Total current liabilities	96,912	89,772
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	918,050	853,673
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	157,248	145,369
Regulatory liabilities	187,563	185,355
Asset retirement obligations	763	703
Accrued pension liability and postretirement benefit cost	339	1,828
Operating lease liabilities	3,155	4,779
Other deferred credits	59,185	25,423
Total deferred credits and other liabilities	408,253	363,457
Total liabilities	1,423,215	1,306,902
Commitments and Contingencies (See Note 16)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	737,166	685,166
Retained earnings	204,327	140,448
Total common stockholder’s equity	941,557	825,678
	$2,364,772	$2,132,580
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2018	$64	$534,166	$139,863	$674,093
Net earnings	—	—	55,799	55,799
Equity contribution from parent	—	80,000	—	80,000
Dividends declared on common stock	—	—	(55,265)	(55,265)
Balance at December 31, 2019	64	614,166	140,397	754,627
Net earnings	—	—	58,585	58,585
Equity contributions from parent	—	71,000	—	71,000
Dividends declared on common stock	—	—	(58,534)	(58,534)
Balance at December 31, 2020	64	685,166	140,448	825,678
Net earnings	—	—	63,879	63,879
Equity contributions from parent	—	52,000	—	52,000
Balance at December 31, 2021	$64	$737,166	$204,327	$941,557
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

Certain amounts in the 2020 and 2019 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2021 financial statement presentation.

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

PNMR Services Company expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost and are reflected as general and administrative expenses in the business segments. Other significant intercompany transactions between PNMR, PNM, and TNMP include intercompany loans, interest and income tax sharing payments, as well as equity transactions, and interconnection billings. All intercompany transactions and balances have been eliminated. See Note 20.

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
December 31, 2021, 2020 and 2019
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

Cash and Restricted Cash

Cash deposits received and held for a period of time that are restricted to a specific purpose, under the terms of their effective agreements, are considered restricted cash. Investments in highly liquid investments with original maturities of three months or less at the date of purchase are considered cash and cash equivalents. At December 31, 2021 and 2020 there was no restricted cash for PNMR, PNM, and TNMP.

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

	Year ended December 31,
	2021	2020	2019
PNM
Electric plant	2.48%	2.47%	2.47%
Common, intangible, and general plant	7.91%	7.65%	7.91%
TNMP	3.88%	3.95%	4.04%

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
December 31, 2021, 2020 and 2019
subject to rate regulation. It represents the cost of borrowed funds (allowance for borrowed funds used during construction or “debt AFUDC”) and a return on other funds (allowance for equity funds used during construction or “equity AFUDC”). The debt AFUDC is recorded in interest charges and the equity AFUDC is recorded in other income on the Consolidated Statements of Earnings.

For the years ended December 31, 2021, 2020, and 2019, PNM recorded $3.4 million, $3.0 million, and $5.0 million of debt AFUDC at annual rates of 1.70%, 2.40%, and 2.99% and $9.9 million, $7.0 million, and $6.7 million of equity AFUDC at annual rates of 4.94%, 3.42%, and 3.95%. For the years ended December 31, 2021, 2020, and 2019, TNMP recorded $1.6 million, $2.1 million, and $2.4 million of debt AFUDC at rates of 1.80%, 2.20%, and 3.23% and $3.3 million, $4.3 million, and $2.8 million of equity AFUDC at rates of 3.67%, 4.42%, and 3.78%.

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

Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2021	2020	2021	2020	2021	2020
	(In thousands)
Coal	$2,973	$12,012	$2,973	$12,012	$—	$—
Materials and supplies	62,088	54,405	54,969	48,460	7,119	5,945
	$65,061	$66,417	$57,942	$60,472	$7,119	$5,945

Investments

PNM holds investment securities in the NDT for the purpose of funding its share of the decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners (Note 16). Investments (both equity and available-for-sale debt securities) are measured at fair market value on a quarterly basis with changes in fair value for equity securities recognized in earnings for that period. Since third party investment managers have sole discretion over the purchase and sale of the securities, PNM records a realized loss as an impairment for any available-for-sale debt security that has a market value which is less than cost at the end of each quarter. For the years ended December 31, 2021, 2020 and 2019, PNM recorded impairment losses on the available-for-sale debt securities of $(0.7) million, $3.2 million and $5.7 million. No gains or losses are deferred as regulatory assets or liabilities. See Notes 3 and 9. All investments are held in PNM’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions.

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
December 31, 2021, 2020 and 2019

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

See Note 4 for a discussion of accounts receivable and the allowance for credit losses.

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

Derivatives

The Company records derivative instruments, including energy contracts, on the balance sheet as either an asset or liability measured at their fair value. Changes in the derivatives’ fair value are recognized in earnings unless specific hedge accounting criteria are met. PNM also records certain commodity derivative transactions recoverable through NMPRC regulation as regulatory assets or liabilities. See Note 9.

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
December 31, 2021, 2020 and 2019
and may be imposed without regard to fault, or may be imposed for past acts, even though the past acts may have been lawful at the time they occurred.

The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability by assessing a range of reasonably likely costs for each identified site using currently available information and the probable level of involvement and financial condition of other potentially responsible parties. These estimates are based on assumptions regarding the costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Amounts recorded for environmental expense in the years ended December 31, 2021, 2020, and 2019, as well as the amounts of environmental liabilities at December 31, 2021 and 2020 were insignificant.

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

The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before taxes. Certain unusual or infrequently occurring items, as well as adjustments due to enactment of new tax laws, have been excluded from the estimated annual effective tax rate calculation.

Lease Commitments

See Note 8 for a discussion of lease commitments.

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
December 31, 2021, 2020 and 2019
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

2021	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Electric operating revenues	$1,362,020	$417,853	$—	$1,779,873
Cost of energy	531,786	113,067	—	644,853
Utility margin	830,234	304,786	—	1,135,020
Other operating expenses	438,372	114,228	(9,840)	542,760
Depreciation and amortization	170,365	90,440	23,302	284,107
Operating income (loss)	221,497	100,118	(13,462)	308,153
Interest income	14,605	—	57	14,662
Other income (deductions)	13,809	5,408	(726)	18,491
Interest charges	(51,360)	(33,735)	(11,782)	(96,877)
Segment earnings (loss) before income taxes	198,551	71,791	(25,913)	244,429
Income taxes (benefit)	26,992	7,912	(2,322)	32,582
Segment earnings (loss)	171,559	63,879	(23,591)	211,847
Valencia non-controlling interest	(15,490)	—	—	(15,490)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$155,541	$63,879	$(23,591)	$195,829

At December 31, 2021:
Total Assets	$6,060,133	$2,364,772	$241,980	$8,666,885
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

2020	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Electric operating revenues	$1,139,834	$383,178	$—	$1,523,012
Cost of energy	345,167	102,074	—	447,241
Utility margin	794,667	281,104	—	1,075,771
Other operating expenses	414,445	104,852	(4,419)	514,878
Depreciation and amortization	165,325	87,799	22,488	275,612
Operating income	214,897	88,453	(18,069)	285,281
Interest income (loss)	14,469	—	(246)	14,223
Other income (deductions)	17,120	6,828	(1,108)	22,840
Interest charges	(64,615)	(30,388)	(19,389)	(114,392)
Segment earnings (loss) before income taxes	181,871	64,893	(38,812)	207,952
Income taxes (benefit)	21,857	6,308	(7,529)	20,636
Segment earnings (loss)	160,014	58,585	(31,283)	187,316
Valencia non-controlling interest	(14,013)	—	—	(14,013)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$145,473	$58,585	$(31,283)	$172,775

At December 31, 2020:
Total Assets	$5,581,033	$2,132,580	$226,241	$7,939,854
Goodwill	$51,632	$226,665	$—	$278,297

2019	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Electric operating revenues	$1,093,822	$363,781	$—	$1,457,603
Cost of energy	317,725	95,087	—	412,812
Utility margin	776,097	268,694	—	1,044,791
Other operating expenses	554,661	98,621	(20,499)	632,783
Depreciation and amortization	160,368	84,259	23,181	267,808
Operating income (loss)	61,068	85,814	(2,682)	144,200
Interest income (loss)	14,303	—	(281)	14,022
Other income (deductions)	26,989	4,131	(1,477)	29,643
Interest charges	(72,900)	(29,100)	(19,016)	(121,016)
Segment earnings (loss) before income taxes	29,460	60,845	(23,456)	66,849
Income taxes (benefit)	(25,962)	5,046	(4,366)	(25,282)
Segment earnings (loss)	55,422	55,799	(19,090)	92,131
Valencia non-controlling interest	(14,241)	—	—	(14,241)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$40,653	$55,799	$(19,090)	$77,362

At December 31, 2019:
Total Assets	$5,242,991	$1,860,439	$195,344	$7,298,774
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Major Customers

No individual customer accounted for more than 10% of the electric operating revenues of PNMR or PNM during the years ended December 31, 2021, 2020 or 2019. Three REPs accounted for more than 10% of the electric operating revenues of TNMP, as follows:

	Year Ended December 31,
	2021	2020	2019
REP A	23%	21%	22%
REP B	19%	18%	17%
REP C	10%	11%	12%

(3)Accumulated Other Comprehensive Income (Loss)

AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders. Information regarding AOCI is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized Gains on Available-for-Sale Securities	Pension Liability Adjustment	Total	Fair Value Adjustment for Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2018	$1,939	$(112,361)	$(110,422)	$1,738	$(108,684)
Amounts reclassified from AOCI (pre-tax)	(14,063)	7,404	(6,659)	733	(5,926)
Income tax impact of amounts reclassified	3,572	(1,880)	1,692	(186)	1,506
Other OCI changes (pre-tax)	25,724	(3,829)	21,895	(3,495)	18,400
Income tax impact of other OCI changes	(6,534)	973	(5,561)	888	(4,673)
Net after-tax change	8,699	2,668	11,367	(2,060)	9,307
Balance at December 31, 2019	10,638	(109,693)	(99,055)	(322)	(99,377)
Amounts reclassified from AOCI (pre-tax)	(9,497)	8,300	(1,197)	(1,740)	(2,937)
Income tax impact of amounts reclassified	2,412	(2,108)	304	442	746
Other OCI changes (pre-tax)	22,586	6,149	28,735	1,271	30,006
Income tax impact of other OCI changes	(5,736)	(1,562)	(7,298)	(323)	(7,621)
Net after-tax change	9,765	10,779	20,544	(350)	20,194
Balance at December 31, 2020	20,403	(98,914)	(78,511)	(672)	(79,183)
Amounts reclassified from AOCI (pre-tax)	(9,765)	8,348	(1,417)	(903)	(2,320)
Income tax impact of amounts reclassified	2,480	(2,120)	360	229	589
Other OCI changes (pre-tax)	(1,881)	12,111	10,230	1,804	12,034
Income tax impact of other OCI changes	478	(3,076)	(2,598)	(458)	(3,056)
Net after-tax change	(8,688)	15,263	6,575	672	7,247
Balance at December 31, 2021	$11,715	$(83,651)	$(71,936)	$—	$(71,936)

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
December 31, 2021, 2020 and 2019

(4)    Electric Operating Revenues

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

As a result of the economic conditions resulting from the COVID-19 pandemic, PNM updated its allowance for accounts receivable balances and recorded incremental credit losses of $(1.1) million and $6.8 million in the years ended December 31, 2021 and 2020. The NMPRC issued an order authorizing all public utilities to create a regulatory asset to defer incremental costs related to COVID-19, including increases in uncollectible accounts. See discussion regarding regulatory treatment in Note 17.

In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the years ended December 31, 2021 and 2020, PNM recorded $1.0 million and zero in estimated credit losses related to these transactions.

In February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. During the weather event, generators experienced an extreme spike in market driven fuel prices and in turn charged REPs excessive market driven power prices which eventually get passed to end users on their electricity bill. Given the uncertainty of the collectability of end users' bills by REPs, ERCOT also increased the collateral required by REPs in order to do business within ERCOT's Balancing Authority. TNMP has deferred bad debt expense (credit losses) from defaulting REPs to a regulatory asset totaling $0.8 million at December 31, 2021 and will seek recovery in a general rate case.

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

The Company has collaborative arrangements related to its interest in SJGS, Four Corners, PVNGS, and Luna. The Company has determined that during the years ended December 31, 2021, 2020, and 2019 none of the joint owners in its collaborative arrangements were customers under Topic 606. The Company will continue to evaluate transactions between collaborative arrangement participants in future periods under the revenue requirements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

TCOS – TNMP is a transmission service provider that is allowed to recover its TCOS through a network transmission rate that is approved by the PUCT. TCOS customers are other utilities that receive service for the transmission of energy owned by the customer utilizing TNMP’s transmission facilities.

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
December 31, 2021, 2020 and 2019
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

Other Electric Operating Revenues

Other electric operating revenues consist primarily of PNM’s sales for resale meeting the definition of a derivative. Derivatives are not considered revenue from contracts with customers. PNM engages in activities meeting the definition of derivatives to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-ahead, week-ahead, month-ahead, and other sales of excess generation not required to fulfill retail load and contractual commitments. PNM also began participating in the EIM in 2021. The EIM is a real-time wholesale energy trading market operated by the CAISO that enables participating electric utilities to buy and sell energy. The NMPRC granted PNM authority to seek recovery of costs associated with joining the EIM in a future general rate case and to pass the benefits of participating in EIM to customers through the FPPAC. See Note 17.

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects ARP revenues and other revenues.

	PNM	TNMP	PNMR Consolidated
Year Ended December 31, 2021	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$484,720	$158,796	$643,516
Commercial	419,251	125,536	544,787
Industrial	88,479	29,089	117,568
Public authority	22,720	6,142	28,862
Economy energy service	35,220	—	35,220
Transmission	87,880	94,152	182,032
Miscellaneous	13,626	3,794	17,420
Total revenues from contracts with customers	1,151,896	417,509	1,569,405
Alternative revenue programs	(4,108)	344	(3,764)
Other electric operating revenues	214,232	—	214,232
Total Electric Operating Revenues	$1,362,020	$417,853	$1,779,873

Year Ended December 31, 2020
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
December 31, 2021, 2020 and 2019

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

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARP programs. For PNM, accounts receivable reflected on the Consolidated Balance Sheets, net of allowance for credit losses, includes $86.8 million and $86.2 million at December 31, 2021 and 2020 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line (Note 17), PNM entered into a TSA with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. As of December 31, 2021, the balance of the contract asset is $0.6 million and is presented in Other deferred charges on the Consolidated Balance Sheet. The Company had no contract assets as of December 31, 2020.

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
December 31, 2021, 2020 and 2019

(5)Earnings and Dividends Per Share
Dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share and dividends per share is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$195,829	$172,775	$77,362
Average Number of Common Shares:
Outstanding during year	85,835	79,941	79,654
Vested awards of restricted stock	235	216	277
Average Shares – Basic	86,070	80,157	79,931
Dilutive Effect of Common Stock Equivalents:
PNMR 2020 Forward Equity Sale Agreements	—	106	—
Stock options and restricted stock	41	40	59
Average Shares – Diluted	86,111	80,303	79,990
Net Earnings Attributable to PNMR Per Share of Common Stock:
Basic	$2.28	$2.16	$0.97
Diluted	$2.27	$2.15	$0.97
Dividends Declared per Common Share	$1.3300	$1.2500	$1.1775

(6)Stockholders’ Equity
Common Stock and Equity Contributions
On December 15, 2020 PNMR physically settled all shares under the PNMR 2020 Forward Equity Sale Agreements by issuing 6.2 million shares to the forward purchasers at a price of $45.805 per share aggregating net proceeds of $283.1 million. In addition, PNMR recorded a net $0.1 million for equity issuance costs reimbursed by the lead underwriter. Following this settlement, no shares of PNMR’s common stock remain subject to future settlement under the PNMR 2020 Forward Equity Sale Agreements. See Note 7. PNMR, PNM, and TNMP did not issue any common stock during the year ended December 31, 2021. Neither PNM nor TNMP issued any common stock during the years ended December 31, 2020 and 2019. PNMR did not issue any common stock during the year ended December 31, 2019.
PNMR funded $53.0 million, $230.0 million, and zero of cash equity contributions to PNM in 2021, 2020, and 2019, respectively. PNMR also funded $52.0 million, $71.0 million, and $80.0 million of cash equity contributions to TNMP in 2021, 2020, and 2019, respectively.

PNMR offered shares of PNMR common stock through the PNMR Direct Plan. As required by the Merger Agreement, effective November 2, 2020, PNMR entered into the Second Amendment to the Third Amended and Restated PNM Resources, Inc. Direct Plan (the “PNMR Direct Plan”), which among other matters, terminated the right to purchase shares of PNMR common stock under the PNMR Direct Plan with respect to any cash dividends and optional cash investments not received by noon Eastern Time on November 17, 2020. No purchases of shares of PNMR common stock under the PNMR Direct Plan may occur after November 18, 2020. The shares of PNMR common stock utilized in the PNMR Direct Plan were offered under a SEC shelf registration statement that expired in March 2021.
Dividends on Common Stock
The declaration of common dividends by PNMR is dependent upon a number of factors, including the ability of PNMR’s subsidiaries to pay dividends. PNMR’s primary sources of dividends are its operating subsidiaries.
PNM declared and paid cash dividends to PNMR of $60.0 million, $40.7 million, and zero in 2021, 2020, and 2019. TNMP declared and paid cash dividends to PNMR of zero, $58.5 million, and $55.3 million in 2021, 2020, and 2019.
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC provisions allow PNM to pay dividends, without prior NMPRC approval, from current earnings, which is determined on a rolling four quarter basis, or

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
from equity contributions previously made by PNMR. The Federal Power Act also imposes certain restrictions on dividends by public utilities, including that dividends cannot be paid from paid-in capital. Debt-to-capitalization ratio requirements, as discussed in Note 7, remain at less than or equal to 65% for PNM and TNMP and less than or equal to 70% for PNMR. These debt-to-capitalization ratio requirements could limit the amounts of dividends that could be paid. PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain the approval of certain financial counterparties to transfer more than five percent of PNM’s assets. As of December 31, 2021, none of the numerical tests would restrict the payment of dividends from the retained earnings of PNM or TNMP, and the 70% debt-to-capitalization covenant would restrict the payment of dividends by PNMR to $404.7 million.

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

Financing Activities

PNMR

At January 1, 2018, PNMR had outstanding letters of credit arrangements with JPMorgan Chase Bank N.A. (the “JPM LOC Facility”) under which letters of credit aggregating $30.3 million were issued to facilitate the posting of reclamation bonds, which SJCC was required to post in connection with permits relating to the operation of the San Juan mine. On March 15, 2019, WSJ LLC acquired the assets of SJCC following the bankruptcy of Westmoreland. WSJ LLC assumed all obligations of SJCC, including those under the letter of credit support agreements. See Note 16. In May 2020, JPMorgan Chase Bank N.A. gave notice that it would not extend the letters of credit beyond their October 21, 2020 expiration. In August 2020, PNMR entered into replacement letter of credit arrangements with Wells Fargo Bank, N.A. (the “WFB LOC Facility”) to replace the JPM LOC Facility. Letters of credit were issued under the WFB LOC Facility and exchanged for the letters of credit outstanding under the JPM LOC Facility prior to the expiration of the JPM LOC Facility. On October 21, 2020, the JPM LOC Facility expired according to its terms.

On December 31, 2019, PNMR had $50.0 million in borrowings under the PNMR 2018 Two-Year Term Loan. On December 21, 2020, the PNMR 2018 Two-Year Term Loan was repaid and terminated in accordance with its terms.

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
December 31, 2021, 2020 and 2019
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

On December 31, 2020, PNMR had $300.0 million aggregate principal amount of 3.25% SUNs outstanding (the “PNMR 2018 SUNs”), which were set to mature on March 9, 2021. As discussed below, on March 9, 2021, PNMR utilized $220.0 million of capacity under the PNMR 2020 Delayed-Draw Term Loan as well as $80.0 million in borrowings under the PNMR Revolving Credit Facility to repay the PNMR 2018 SUNs.

On December 31, 2020, PNMR had $65.0 million outstanding under the PNMR Development Term Loan that was amended to reduce the balance from $90.0 million to $65.0 million. On May 18, 2021, the $65.0 million PNMR Development Term Loan was repaid using proceeds from the PNMR 2021 Delayed-Draw Term Loan discussed below.

On December 31, 2020, PNMR had $150.0 million outstanding under the PNMR 2019 Term Loan that was set to mature on June 11, 2021. On May 18, 2021, the $150.0 million PNMR 2019 Term Loan was repaid using proceeds from the PNMR 2021 Delayed-Draw Term Loan discussed below.

On December 21, 2020, PNMR entered into a $150.0 million term loan agreement (the “PNMR 2020 Term Loan”), between PNMR and U.S. Bank National Association, as sole lender. Proceeds from the PNMR 2020 Term Loan were used to repay the $50.0 million PNMR 2018 Two-Year Term Loan and for other corporate purposes. The PNMR 2020 Term Loan was set to mature on January 31, 2022. On May 18, 2021, the PNMR 2020 Term Loan was repaid with proceeds from the PNMR 2021 Delayed-Draw Term Loan discussed below.

On December 22, 2020, PNMR entered into a $300.0 million delayed-draw term loan agreement (the “PNMR 2020 Delayed-Draw Term Loan”), among PNMR, the lenders party thereto, and MUFG Bank, Ltd., as administrative agent. Initially PNMR drew $80.0 million to refinance existing indebtedness and for other corporate purposes. PNMR used the remaining $220.0 million of capacity from the PNMR 2020 Delayed-Draw Term Loan to repay an equivalent amount of the PNMR 2018 SUNs. Draws on the PNMR 2020 Delayed-Draw Term Loan were set to mature on January 31, 2022. On May 18, 2021, the $300.0 million outstanding under the PNMR 2020 Delayed-Draw Term Loan was repaid with proceeds from the PNMR 2021 Delayed-Draw Term Loan discussed below.

On May 18, 2021, PNMR entered into the PNMR 2021 Delayed-Draw Term Loan, among PNMR, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. Initially PNMR drew $850.0 million to repay and terminate existing indebtedness, including the $150.0 million PNMR 2019 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, the $150.0 million PNMR 2020 Term Loan, the $65.0 million PNMR Development Term Loan, and $40.0 million in borrowings under the PNMR Development Revolving Credit Facility. Additionally, PNMR repaid $92.1 million in borrowings under the PNMR Revolving Credit Facility. On December 2, 2021, PNMR drew an additional $50.0 million under the PNMR 2021 Delayed-Draw Term Loan. Draws on the PNMR 2021 Delayed-Draw Term Loan bear interest at a variable rate, which was 0.95% at December 31, 2021, and mature on May 18, 2023. On January 24, 2022, PNMR drew the remaining $100.0 million available under the PNMR 2021 Delayed-Draw Term Loan.

PNMR had an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expired in March 2021.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
PNM

At January 1, 2019, PNM had a $200.0 million term loan agreement (the “PNM 2017 Term Loan”) between PNM and JPMorgan Chase Bank, N.A., as lender and administrative agent, and U.S. Bank National Association, as lender. The PNM 2017 Term Loan was repaid on January 18, 2019.

In 2018, PNMR Development deposited $68.2 million with PNM related to potential transmission network interconnections. PNM used the deposit to repay intercompany borrowings. PNM was required to pay interest to PNMR Development to the extent work under the interconnections has not been performed. The entire deposit of $68.2 million and accrued interest of $5.7 million was refunded in November 2019. The interconnection deposit and related refund is presented in financing activities and the interest payment is presented in operating activities on PNM’s Consolidated Statements of Cash Flows for the year ended December 31, 2019. During the year ended December 31, 2019 PNM recognized $3.3 million of interest expense under the agreement. All intercompany transactions related to this deposit have been eliminated on PNMR’s Consolidated Financial Statements.

On January 18, 2019, PNM entered into a $250.0 million term loan agreement (the “PNM 2019 $250.0 million Term Loan”) among PNM, the lenders party thereto, and U.S. Bank N.A., as administrative agent. PNM used the proceeds of the PNM 2019 $250.0 million Term Loan to repay the PNM 2017 Term Loan, to reduce short-term borrowings under the PNM Revolving Credit Facility, and for general corporate purposes. The PNM 2019 $250.0 million Term Loan was prepaid in April 2020 without penalty.

On December 18, 2019, PNM entered into a $40.0 million term loan agreement (the “PNM 2019 $40.0 million Term Loan”), between PNM and Bank of America, N.A. as sole lender and administrative agent. PNM used the proceeds of the PNM 2019 $40.0 million Term Loan to reduce short-term borrowings under the PNM Revolving Credit Facility and for general corporate purposes. On June 18, 2021, the $40.0 million PNM 2019 Term Loan was repaid using proceeds from the PNM 2021 Term Loan.

On April 15, 2020, PNM entered into a $250.0 million term loan agreement (the “PNM 2020 Term Loan”), between PNM, the lenders party thereto, and U.S. Bank N.A., as administrative agent. Proceeds from the PNM 2020 Term Loan were used to prepay the PNM 2019 $250.0 million Term Loan due July 2020, without penalty. As discussed below, on April 30, 2020, PNM used $100.0 million of proceeds from the PNM 2020 SUNs to prepay without penalty an equal amount of the PNM 2020 Term Loan. On December 21, 2020, PNM prepaid without penalty, the remaining $150.0 million balance of the PNM 2020 Term Loan.

On April 30, 2020, PNM entered into an agreement (the “PNM 2020 Note Purchase Agreement”) with institutional investors for the sale of $200.0 million aggregate principal amount of senior unsecured notes offered in private placement transactions. Under the agreement, PNM issued $150.0 million aggregate principal amount of its 3.21% senior unsecured notes, Series A, due April 30, 2030, and $50.0 million of its aggregate principal amount of its 3.57% senior unsecured notes, Series B, due April 29, 2039 (the “PNM 2020 SUNs”). The PNM 2020 SUNs were issued on April 30, 2020. PNM used $100.0 million of proceeds from the PNM 2020 SUNs to prepay, without penalty, an equal amount of the PNM 2020 Term Loan. The remaining $100.0 million of the PNM 2020 SUNs were used to repay borrowings on the PNM Revolving Credit Facility and for other corporate purposes. The PNM 2020 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM 2020 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM 2020 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM 2020 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

At December 31, 2019, PNM had three series of outstanding PCRBs aggregating $100.3 million, that were subject to mandatory tender on June 1, 2020. One series of $40.0 million had a final maturity of June 1, 2040 and two series of $39.3 million and $21.0 million had a final maturity of June 1, 2043. On June 1, 2020, PNM purchased these PCRBs utilizing borrowings under the PNM Revolving Credit Facility and converted the PCRBs to the weekly mode. PNM held these PCRBs (without legally canceling them) until July 1, 2020, when they were remarketed in the weekly mode (the “PNM Floating Rate PCRBs”) and PNM used the remarketing proceeds to repay the revolver borrowings. The PNM Floating Rate PCRBs bore interest at rates that were reset weekly, giving investors the option to return the PCRBs for remarketing to new investors upon 7 days' notice. On October 1, 2021, PNM converted the PNM Floating Rate PCRBs to a fixed rate period and successfully remarketed them to new investors (the “PNM 2021 Fixed Rate PCRBs”). The PNM 2021 Fixed Rate PCRBs now bear interest at 0.875% and are subject to mandatory tender on October 1, 2026.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

At December 31, 2019, PNM had PCRBs outstanding of $36.0 million at 6.25% issued by the Maricopa County, Arizona Pollution Control Corporation as well as $255.0 million at 5.90% and $11.5 million at 6.25% issued by the City of Farmington, New Mexico. The $36.0 million PCRBs became callable at 101% of par on January 1, 2020 and the remaining $266.5 million PCRBs became callable at par on June 1, 2020. On June 22, 2020, PNM provided notice to the bondholders that it was calling the PCRBs aggregating $302.5 million. On July 22, 2020, PNM purchased the PCRBs in lieu of redemption and remarketed them to new investors (the “PNM 2020 Fixed Rate PCRBs”).

On June 18, 2021, PNM entered into a $75.0 million term loan (the “PNM 2021 Term Loan”) between PNM and Bank of America, N.A., as lender. The PNM 2021 Term Loan was used to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes. The PNM 2021 Term Loan bears interest at a variable rate, which was 0.93% at December 31, 2021 and matures on December 18, 2022.

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

On September 23, 2021, PNM entered into the PNM September 2021 Note Purchase Agreement with institutional investors for the sale and issuance of $150.0 million aggregate principal amount of the PNM September 2021 SUNs offered in private placement transactions. On December 2, 2021, PNM issued $50.0 million of the PNM September 2021 SUNs at 2.29%, due December 30, 2031, and another $100.0 million at 2.97%, due December 30, 2041. Proceeds from the PNM September 2021 SUNs were used for funding of capital expenditures, including the purchase of the Western Spirit Line, repayment of existing indebtedness, and for general corporate purposes. The PNM September 2021 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM September 2021 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM September 2021 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM September 2021 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

At December 31, 2020, PNM had $146.0 million of outstanding PCRBs with a final maturity of April 1, 2033. These PCRBs were subject to mandatory tender on October 1, 2021 and were successfully remarketed to new investors on that date. The $146.0 million PCRBs bear interest at a fixed rate of 2.15% until their final maturity.

PNM has a shelf registration statement, which will expire in May 2023, with capacity for the issuance of up to $650.0 million of senior unsecured notes.

TNMP

On July 25, 2018, TNMP entered into a $20.0 million term loan agreement. On December 17, 2018, the TNMP 2018 Term Loan agreement was amended to provide additional funding of $15.0 million, which resulted in a total committed amount of $35.0 million under the agreement (the “TNMP 2018 Term Loan”). TNMP used the proceeds from these issuances to repay short-term borrowings and for TNMP’s general corporate purposes. The TNMP 2018 Term Loan was repaid on December 30, 2019.

On February 26, 2019, TNMP entered into an agreement (the “TNMP 2019 Bond Purchase Agreement”) with institutional investors for the sale of $305.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the “TNMP 2019 Bonds”) offered in private placement transactions. TNMP issued $225.0 million of TNMP 2019 Bonds on March 29, 2019 and used the proceeds to repay TNMP’s $172.3 million 9.50% first mortgage bonds at their maturity on April 1, 2019, as well as to repay borrowings under the TNMP Revolving Credit Facility and for general corporate purposes. TNMP issued the remaining $80.0 million of TNMP 2019 Bonds on July 1, 2019 and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for general corporate purposes. The terms of the indenture governing the TNMP 2019 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
prepay the TNMP 2019 Bonds at par. TNMP has the right to redeem any or all of the TNMP 2019 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

On April 24, 2020, TNMP entered into an agreement (the “TNMP 2020 Bond Purchase Agreement”) with institutional investors for the sale of $185.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the “TNMP 2020 Bonds”) offered in private placement transactions. TNMP issued $110.0 million of TNMP 2020 Bonds on April 24, 2020 and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. TNMP issued the remaining $75.0 million of TNMP 2020 Bonds on July 15, 2020 and used the proceeds from that issuance to repay borrowings under the TNMP Revolving Credit facility and for other corporate purposes. The TNMP 2020 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the indenture governing the TNMP 2020 Bonds. The terms of the indenture governing the TNMP 2020 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2020 Bonds at par. TNMP has the right to redeem any or all of the TNMP 2020 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

On July 14, 2021, TNMP entered into the TNMP 2021 Bond Purchase Agreement with institutional investors for the sale of $65.0 million aggregate principal amount of the TNMP 2021 Bonds offered in private placement transactions. On August 16, 2021, TNMP issued all $65.0 million of the TNMP 2021 Bonds at 2.44% with a maturity of August 15, 2035 and used the proceeds to repay existing debt and for other corporate purposes. The TNMP 2021 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indenture governing the TNMP 2021 Bonds. The terms of the supplemental indenture governing the TNMP 2021 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2021 Bonds at par. However, the definition of change of control in the supplemental indenture governing the TNMP 2021 Bonds will not be triggered by the closing of the Merger. TNMP has the right to redeem any or all of the TNMP 2021 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

Merger Related Financing Activities

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

On October 26, 2020, PNMR, TNMP and PNMR Development entered into amendment agreements with the lender parties thereto to amend the definition of “Change of Control” such that the entry into the Merger Agreement would not constitute a Change of Control and to waive the Event of Default arising from entry into the Merger Agreement. On September 15, 2021, PNMR and TNMP and the lender parties further amended the definition of “Change of Control” in the PNMR Revolving Credit Facility and the TNMP Revolving Credit Facility such that the closing of the Merger does not constitute a Change of Control under those facilities. The Change of Control provisions in the PNM debt agreements, PNM note purchase agreements, and TNMP 2021 Bond Purchase Agreement are not triggered by the closing of the Merger and did not require amendment.

The documents governing TNMP's aggregate $750.0 million of outstanding 2014 to 2020 First Mortgage Bonds (“TNMP FMBs”) obligated TNMP to offer, within 30 business days following the signing of the Merger Agreement, to prepay those $750.0 million outstanding TNMP FMBs at 100% of the principal amount, plus accrued and unpaid interest thereon, but without any make-whole amount or other premium. TNMP made such offer to prepay the TNMP FMBs in accordance with the terms of the TNMP FMBs, and none of the holders of the TNMP FMBs accepted TNMP’s offer. The documents governing the 2014 to 2020 TNMP FMBs require TNMP to make another offer, within 30 business days of closing of the Merger, to prepay those $750.0 million outstanding TNMP FMBs at par. TNMP will make such offer to prepay the $750.0 million outstanding 2014 to 2020 TNMP FMBs in accordance with the terms of the TNMP FMBs; however, holders of the TNMP FMBs are not required to tender their TNMP FMBs and may accept or reject such offer to prepay. As discussed above, the supplemental indenture that governs the TNMP 2021 Bonds excludes the Merger from the definition of Change of Control.

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
December 31, 2021, 2020 and 2019
after signing the Merger Agreement, the post-Merger closing offer to prepay the TNMP FMBs will be made only pursuant to an offer to prepay, which will set forth the terms and conditions of the offer to prepay.

Interest Rate Hedging Activities

In 2017, PNMR entered into three separate four-year hedging agreements that effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, subject to change if there is a change in PNMR’s credit rating, for three separate tranches, each of $50.0 million, of its variable rate debt.

These hedge agreements were accounted for as cash flow hedges and had fair values of $0.9 million that were included in other current liabilities on the Consolidated Balance Sheets at December 31, 2020. As discussed in Note 3, changes in the fair value of the cash flow hedges were deferred in AOCI and amounts reclassified to the Consolidated Statement of Earnings were recorded in interest charges. The fair values were determined using Level 2 inputs, including using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the agreement. On March 23, 2021, the 1.926% fixed interest rate hedge agreement expired according to its terms and the remaining agreements expired on May 23, 2021.

Borrowing Arrangements Between PNMR and its Subsidiaries
PNMR has intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount up to $150.0 million and have either reciprocal or non-reciprocal terms. Interest charged to the subsidiaries is equivalent to interest paid by PNMR on its short-term borrowings or the money-market interest rate if PNMR does not have any short-term borrowings outstanding. All balances outstanding under intercompany loan agreements are eliminated upon consolidation. See Note 1. PNM and TNMP had no borrowings from PNMR at December 31, 2021 and 2020. At February 18, 2022, PNM had no borrowings and TNMP had $45.5 million of borrowings from PNMR. PNMR Development had zero and $0.3 million in short-term borrowings outstanding from PNMR at December 31, 2021 and 2020 and none at February 18, 2022. PNMR had $6.4 million and zero in short-term borrowings outstanding from PNMR Development at December 31, 2021 and 2020 and $6.3 million at February 18, 2022.

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

Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2021	2020
	(In thousands)
PNM:
PNM Revolving Credit Facility	$7,400	$—
PNM 2017 New Mexico Credit Facility	—	10,000
	7,400	10,000
TNMP Revolving Credit Facility	400	—
PNMR:
PNMR Revolving Credit Facility	54,900	12,000
PNMR Development Revolving Credit Facility	—	10,000
	$62,700	$32,000

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.4 million, zero, and zero at December 31, 2021 that reduce the available capacity under their respective revolving credit facilities. In addition, PNMR had $30.3 million of letters of credit outstanding under the WFB LOC Facility. At December 31, 2021, interest rates on

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
outstanding borrowings were 1.61% for the PNMR Revolving Credit Facility, 1.35% for the PNM Revolving Credit Facility, and 0.85% for the TNMP Revolving Credit Facility. There were no borrowings outstanding under the PNM 2017 New Mexico Credit Facility at December 31, 2021.

At February 18, 2022, PNMR, PNM, and TNMP had $296.6 million, $400.0 million, and $63.2 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. PNM had $40.0 million of availability under the PNM 2017 New Mexico Credit Facility. Total availability at February 18, 2022, on a consolidated basis, was $799.8 million for PNMR. At February 18, 2022, PNMR, PNM, and TNMP had invested cash of $0.9 million, $1.0 million, and zero.

Long-Term Debt

Information concerning long-term debt outstanding and unamortized (premiums), discounts, and debt issuance costs is as follows:

	December 31, 2021		December 31, 2020
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
PNM Debt
Senior Unsecured Notes, Pollution Control Revenue Bonds:
1.875% due April 2033, mandatory tender - October 1, 2021	$—	$—	$146,000	$301
2.15% due April 2033	146,000	1,003	—	—
2.125% due June 2040, mandatory tender - June 1, 2022	37,000	45	37,000	135
2.45% due September 2042, mandatory tender - June 1, 2022	20,000	17	20,000	50
Floating rate, weekly-mode	—	—	100,345	798
0.875% due October 2026	100,345	697	—	—
1.05% due January 2038, mandatory tender - June 1, 2022	36,000	75	36,000	226
1.20% due June 2040, mandatory tender - June 1, 2022	11,500	24	11,500	72
1.10% due June 2040, mandatory tender June 1, 2023	130,000	535	130,000	892
1.15% due June 2040, mandatory tender - June 1, 2024	125,000	639	125,000	894
Senior Unsecured Notes:
5.35% due October 2021	—	—	160,000	129
3.15% due May 2023	55,000	106	55,000	184
3.45% due May 2025	104,000	353	104,000	457
3.85% due August 2025	250,000	1,075	250,000	1,375
3.68% due May 2028	88,000	395	88,000	457
3.78% due August 2028	15,000	69	15,000	80
3.93% due May 2033	38,000	203	38,000	221
4.22% due May 2038	45,000	259	45,000	275
4.50% due May 2048	20,000	124	20,000	128
4.60% due August 2048	85,000	530	85,000	550
3.21% due April 2030	150,000	1,331	150,000	1,490
3.57% due April 2039	50,000	482	50,000	511
2.59% due July 2033	80,000	443	—	—
3.14% due July 2041	80,000	450	—	—
2.29% due December 2031	50,000	293	—	—
2.97% due December 2041	100,000	587	—	—
PNM 2019 $40.0 Million Term Loan due June 2021	—	—	40,000	—
PNM 2021 $75.0 Million Term Loan due December 2022	75,000	—	—	—
	1,890,845	9,735	1,705,845	9,225
Less current maturities	179,500	161	346,000	430
	1,711,345	9,574	1,359,845	8,795

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

	December 31, 2021		December 31, 2020
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
TNMP Debt
First Mortgage Bonds:
6.95% due April 2043	$93,198	$(15,202)	$93,198	$(15,917)
4.03% due July 2024	80,000	264	80,000	369
3.53% due February 2026	60,000	338	60,000	420
3.22% due August 2027	60,000	324	60,000	380
3.85% due June 2028	60,000	406	60,000	469
3.79% due March 2034	75,000	460	75,000	497
3.92% due March 2039	75,000	486	75,000	514
4.06% due March 2044	75,000	501	75,000	524
3.60% due July 2029	80,000	451	80,000	511
2.73% due April 2030	85,000	699	85,000	784
3.36% due April 2050	25,000	235	25,000	243
2.93% due July 2035	25,000	224	25,000	241
3.36% due July 2050	50,000	473	50,000	490
2.44% due August 2035	65,000	489	—	—
	908,198	(9,852)	843,198	(10,475)
Less current maturities	—	—	—	—
	908,198	(9,852)	843,198	(10,475)

PNMR Debt
PNMR 2021 Delayed-Draw Term Loan due May 2023	900,000	241	—	—
PNMR 3.25% 2018 SUNs due March 2021	—	—	300,000	137
PNMR Development Term Loan due January 2022	—	—	65,000	—
PNMR 2019 Term Loan due June 2021	—	—	150,000	6
PNMR 2020 Term Loan due January 2022	—	—	150,000	—
PNMR 2020 Delayed-Draw Term Loan due January 2022	—	—	80,000	—
	900,000	241	745,000	143
Less current maturities	—	—	230,000	52
	900,000	241	515,000	91
Total Consolidated PNMR Debt	3,699,043	124	3,294,043	(1,107)
Less current maturities	179,500	161	576,000	482
	$3,519,543	$(37)	$2,718,043	$(1,589)

Reflecting mandatory tender dates, long-term debt maturities as of December 31, 2020 are follows:

	PNMR	PNM	TNMP	PNMR Consolidated
	(In thousands)
2022	$—	$179,500	$—	$179,500
2023	900,000	185,000	—	1,085,000
2024	—	125,000	80,000	205,000
2025	—	354,000	—	354,000
2026	—	100,345	60,000	160,345
Thereafter	—	947,000	768,198	1,715,198
Total	$900,000	$1,890,845	$908,198	$3,699,043

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

On April 5, 2021, PNM and SRP entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to SRP certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2, which SRP has agreed to acquire from the lessors upon termination of the existing leases. The proposed transaction between PNM and SRP received all necessary approvals, including NRC approval for the transfer of the associated possessory licenses to SRP at the end of the term of each of the respective leases. See Notes 16 and 17 for

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
information on other PVNGS matters including the PVNGS Leased Interest Abandonment Application which included PNM's request to create regulatory assets for the associated remaining undepreciated investments.

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the leased interests. If such an event had occurred as of December 31, 2021, amounts due to the lessors under the circumstances described above would be up to $148.4 million, payable on January 15, 2022 in addition to the scheduled lease payments due on that date.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Consolidated Statement of Earnings over their term. As of December 31, 2021 and 2020, the unamortized balance of these rights-of-ways was $53.4 million and $55.8 million. During the years ended December 31, 2021, 2020, and 2019, PNM recognized amortization expense associated with these agreements of $3.7 million, $4.4 million, and $3.7 million.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At December 31, 2021, residual value guarantees on fleet vehicle and equipment leases are $0.9 million, $1.4 million, and $2.3 million for PNM, TNMP, and PNMR.

Information related to the Company’s operating leases recorded on the Consolidated Balance Sheets is presented below:

	December 31, 2021			December 31, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$73,903	$5,264	$79,511	$97,461	$7,206	$105,133
Current portion of operating lease liabilities	25,278	1,882	27,218	25,130	2,193	27,460
Long-term portion of operating lease liabilities	52,552	3,155	55,993	75,941	4,779	81,065

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Consolidated Balance Sheets is presented below:

	December 31, 2021			December 31, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)			(In thousands)
Financing leases:
Non-utility property	$15,171	$16,181	$31,695	$11,453	$13,299	$25,055
Accumulated depreciation	(4,550)	(4,923)	(9,660)	(2,044)	(2,241)	(4,383)
Non-utility property, net	$10,621	$11,258	$22,035	$9,409	$11,058	$20,672

Other current liabilities	$2,731	$2,994	$5,813	$1,993	$2,397	$4,470
Other deferred credits	7,732	8,273	16,075	7,176	8,669	15,972

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	December 31, 2021			December 31, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	5.60	2.90	5.44	6.23	3.46	6.04
Financing leases	4.30	4.14	4.20	4.78	4.84	4.79

Weighted average discount rate:
Operating leases	3.99%	3.98%	3.99%	3.93%	4.06%	3.94%
Financing leases	2.60%	2.71%	2.65%	2.76%	2.84%	2.80%

Information for the components of lease expense is as follows:

	Year Ended December 31, 2021
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost	$26,690	$2,445	$29,270
Amounts capitalized	(836)	(2,115)	(2,951)
Total operating lease expense	25,854	330	26,319
Financing lease cost:
Amortization of right-of-use assets	2,507	2,682	5,277
Interest on lease liabilities	263	307	574
Amounts capitalized	(1,726)	(2,678)	(4,404)
Total financing lease expense	1,044	311	1,447
Variable lease expense	380	—	380
Short-term lease expense (1)	2,972	6	3,035
Total lease expense for the period	$30,250	$647	$31,181
(1) Includes expense of $2.5 million for the twelve months ended December 31, 2021 for rental of temporary cooling towers associated with the SJGS Unit 1 outage. These amounts are partially offset with insurance reimbursements of $1.8 million for the twelve months ended December 31, 2021. For additional information on the SJGS Unit 1 outage see Note 17.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

	Year Ended December 31, 2020
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost	$27,302	$2,870	$30,418
Amounts capitalized	(1,020)	(2,375)	(3,395)
Total operating lease expense	26,282	495	27,023
Financing lease cost:
Amortization of right-of-use assets	1,563	1,775	3,412
Interest on lease liabilities	221	285	511
Amounts capitalized	(1,056)	(1,754)	(2,810)
Total financing lease expense	728	306	1,113
Variable lease expense	221	—	221
Short-term lease expense	288	5	295
Total lease expense for the period	$27,519	$806	$28,652

Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31, 2021			Year Ended December 31, 2020
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,655	$323	$26,129	$26,007	$596	$27,121
Operating cash flows from financing leases	90	34	128	82	48	136
Financing cash flows from financing leases	870	339	1,296	557	307	936

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$317	$317	$—	$—	$—
Financing leases	3,792	3,126	6,958	6,588	8,985	15,614

Capitalized lease costs are reflected as investing activities on the Company’s Consolidated Statements of Cash Flows for the twelve months ended December 31, 2021 and 2020.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Future expected lease payments are shown below:

	As of December 31, 2021
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
2022	$2,962	$26,266	$3,253	$1,888	$6,307	$28,365
2023	2,841	17,735	3,017	1,480	5,912	19,395
2024	2,159	7,908	2,546	1,030	4,719	8,987
2025	1,345	6,946	1,638	525	2,985	7,509
2026	1,022	6,880	834	449	1,857	7,367
Later years	724	20,640	613	—	1,336	20,823
Total minimum lease payments	11,053	86,375	11,901	5,372	23,116	92,446
Less: Imputed interest	590	8,545	634	335	1,228	9,235
Lease liabilities as of December 31, 2021	$10,463	$77,830	$11,267	$5,037	$21,888	$83,211

The above table includes $11.3 million, $14.5 million, and $25.8 million for PNM, TNMP, and PNMR at December 31, 2021 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

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

In 2021, PNM entered into three agreements to purchase power from third parties at a fixed price in order to ensure that customer demand during the 2022 summer peak load period is met. Two of the agreements, the purchase of 85 MW from June through September 2022 and the purchase of 40 MW for the full year of 2022, are not considered derivatives because there are no notional amounts due to the unit-contingent nature of the agreements. The third agreement for the purchase of 150 MW firm power in June and September 2022 meets the definition of an economic hedge described below and has been accounted for accordingly.

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
December 31, 2021, 2020 and 2019
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

Unusually cold weather in February 2021 resulted in higher-than-expected natural gas and purchased power costs. PNM mitigated the impacts from the cold weather by securing gas supplies in advance, engaging in market purchases when lower prices were available, and adjusting plant operation of its gas units to minimize reliance on higher-priced gas supplies. PNM estimates the impact of the cold weather conditions in the first quarter of 2021 resulted in approximately $20 million of additional natural gas costs and approximately $8 million in additional purchased power costs. These fuel increases are passed through to customers under the FPPAC.

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the years ended December 31, 2021, 2020, and 2019, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM also uses economic hedges under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as regulatory assets and liabilities. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Consolidated Balance Sheets:

	Economic Hedges
	December 31,
	2021	2020
	(In thousands)
Other current assets	$684	$1,096
Other deferred charges		455
	684	1,551
Other current liabilities	(2,275)	(1,096)
Other deferred credits		(455)
	(2,275)	(1,551)
Net	$(1,591)	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the table above are equal amounts of current assets and current liabilities aggregating $0.5 million at December 31, 2021 and all $1.6 million at December 31, 2020 resulting from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery.

As discussed above, PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes less than $0.2 million in current assets and $1.8 million of current liabilities related to this plan at December 31, 2021. There were no amounts hedged under this plan as of December 31, 2020.
At December 31, 2021 and 2020, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at both December 31, 2021 and 2020, amounts posted as cash collateral under margin arrangements were $0.5 million, which is included in other current assets on the Consolidated Balance Sheets. At both December 31, 2021 and 2020, obligations to return cash collateral were $0.9 million. Cash collateral amounts are included on the Consolidated Balance Sheets in other current liabilities at December 31, 2021 and other deferred credits at December 31, 2020.

The effects of mark-to-market commodity derivative instruments on PNM’s revenues and cost of energy during the years ended December 31, 2021 and 2020 were less than $0.1 million. Commodity derivatives had no impact on OCI for the periods presented.

PNM’s net buy (sell) volume positions for energy were 122,400 MWh and zero MWh at December 31, 2021 and 2020. PNM had no open gas commodity volume positions at December 31, 2021 and 2020.

PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At December 31, 2021 and 2020, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 16. At December 31, 2021 and 2020, the fair value of investment securities included $394.5 million and $379.2 million for the NDT and $68.6 million and $60.9 million for the coal mine reclamation trusts.

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

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Equity securities:
Net gains from equity securities sold	$8,738	$5,861	$5,698
Net gains (losses) from equity securities still held	(442)	17,707	18,319
Total net gains on equity securities	8,296	23,568	24,017
Available-for-sale debt securities:
Net gains (losses) on debt securities	8,554	(1,969)	5,572
Net gains on investment securities	$16,850	$21,599	$29,589

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $0.7 million, $(3.2) million, and $3.0 million for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Proceeds from sales	$459,867	$590,998	$494,528
Gross realized gains	$39,408	$35,904	$25,760
Gross realized (losses)	$(22,815)	$(28,817)	$(17,453)

At December 31, 2021, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$29,680
After 1 year through 5 years	77,278
After 5 years through 10 years	93,302
After 10 years through 15 years	20,893
After 15 years through 20 years	12,933
After 20 years	39,120
$273,206

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

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of December 31, 2021 and 2020.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Items recorded at fair value by PNM on the Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale securities.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
December 31, 2021
Cash and cash equivalents	$7,895	$7,895	$—
Equity securities:
Corporate stocks, common	97,626	97,626	—
Corporate stocks, preferred	9,114	3,775	5,339
Mutual funds and other	75,285	75,241	44
Available-for-sale debt securities:
U.S. government	43,128	13,204	29,924	$214
International government	16,001	—	16,001	1,508
Municipals	47,050	—	47,050	1,807
Corporate and other	167,027	—	167,027	12,212
	$463,126	$197,741	$265,385	$15,741

December 31, 2020
Cash and cash equivalents	$6,107	$6,107	$—
Equity securities:
Corporate stocks, common	85,271	85,271	—
Corporate stocks, preferred	9,910	3,608	6,302
Mutual funds and other	58,817	58,762	55
Available-for-sale debt securities:
U.S. government	55,839	29,579	26,260	$950
International government	16,032	—	16,032	2,537
Municipals	50,139	—	50,139	2,779
Corporate and other	158,000	3	157,997	21,121
	$440,115	$183,330	$256,785	$27,387
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Consolidated Balance Sheets are presented below:

	Carrying Amount	Fair Value
December 31, 2021	(In thousands)
PNMR	$3,698,919	$3,915,010
PNM	$1,881,110	$1,975,987
TNMP	$918,050	$1,039,023

December 31, 2020
PNMR	$3,295,150	$3,571,382
PNM	$1,696,620	$1,818,169
TNMP	$853,673	$1,006,722

The carrying amount and fair value of the Company’s other investments presented on the Consolidated Balance Sheets are not material and not shown in the above table.
Investments Held by Employee Benefit Plans
As discussed in Note 11, PNM and TNMP have trusts that hold investment assets for their pension and other postretirement benefit plans. The fair value of the assets held by the trusts impacts the determination of the funded status of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
each plan but the assets are not reflected on the Company’s Consolidated Balance Sheets. Both the PNM Pension Plan and the TNMP Pension Plan hold units of participation in the PNM Resources, Inc. Master Trust (the “PNMR Master Trust”), which was established for the investment of assets of the pension plans. The PNM Pension Plan’s investment allocation targets in 2021 consist of 35% equities, 15% alternative investments (both of which are considered return generating), and 50% fixed income. The TNMP Pension Plan’s investment allocation targets in 2021 consist of 16% equities, 14% alternative investments (both of which are considered return generating), and 70% fixed income.
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
The valuation of alternative investments requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The significant unobservable inputs include estimates of liquidation value, current operating performance, and future expectations of performance. Neither the employee benefit plans nor the PNMR Master Trust have any Level 3 investments as of December 31, 2021 or 2020.
The fair values of investments held by the employee benefit plans are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2021	(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$527,873	$235,605	$292,268
Uncategorized investments	49,432
Total Master Trust Investments	$577,305
TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$58,623	$21,390	$37,233
Uncategorized investments	3,962
Total Master Trust Investments	$62,585
PNM OPEB Plan
Cash and cash equivalents	$1,578	$1,578	$—
Equity securities:
Mutual funds	94,549	58,383	36,166
	$96,127	$59,961	$36,166
TNMP OPEB Plan
Cash and cash equivalents	$381	$381	$—
Equity securities:
Mutual funds	12,249	11,575	674
	$12,630	$11,956	$674

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2020	(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$498,907	$241,445	$257,462
Uncategorized investments	88,984
Total Master Trust Investments	$587,891

TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$56,966	$28,732	$28,234
Uncategorized investments	9,230
Total Master Trust Investments	$66,196

PNM OPEB Plan
Cash and cash equivalents	$1,310	$1,310	$—
Equity securities:
Mutual funds	92,400	52,284	40,116
	$93,710	$53,594	$40,116
TNMP OPEB Plan
Cash and cash equivalents	$18	$18	$—
Equity securities:
Mutual funds	12,843	10,806	2,037
	$12,861	$10,824	$2,037

The fair values of investments in the PNMR Master Trust are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2021	(In thousands)
PNMR Master Trust
Cash and cash equivalents	$18,924	$18,924	$—
Equity securities:
Corporate stocks, common	92,484	92,484	—
Corporate stocks, preferred	806	—	806
Mutual funds and other	222,106	59,203	162,903
Fixed income securities:
U.S. government	95,429	86,384	9,045
International government	5,977	—	5,977
Municipals	6,143	—	6,143
Corporate and other	144,627	—	144,627
Total investments categorized within fair value hierarchy	586,496	$256,995	$329,501
Uncategorized investments:
Private equity funds	10,479
Hedge funds	8,913
Real estate funds	34,002
	$639,890

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the years ended December 31, 2021, 2020, and 2019, PNM paid $19.8 million, $20.0 million, and $19.9 million for fixed charges and $1.9 million, $1.4 million, and $1.2 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Summarized financial information for Valencia is as follows:

Results of Operations
	Year Ended December 31
	2021	2020	2019
	(In thousands)
Operating revenues	$21,624	$21,297	$21,073
Operating expenses	6,134	7,284	6,832
Earnings attributable to non-controlling interest	$15,490	$14,013	$14,241

Financial Position
	December 31,
	2021	2020
	(In thousands)
Current assets	$3,042	$3,911
Net property, plant and equipment	52,908	55,744
Total assets	55,950	59,655
Current liabilities	545	646
Owners’ equity – non-controlling interest	$55,405	$59,009

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
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support constitute PNMR’s maximum exposure to loss from the VIE at December 31, 2021.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The following table presents information about the PBO, fair value of plan assets, and funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
	(In thousands)
PBO at beginning of year	$630,904	$605,745	$67,390	$65,574
Service cost	—	—	—	—
Interest cost	16,143	19,941	1,741	2,177
Actuarial (gain) loss	(19,372)	47,567	(3,306)	4,459
Benefits paid	(43,614)	(42,349)	(3,678)	(4,820)
Settlements	—	—	(2,538)	—
PBO at end of year	584,061	630,904	59,609	67,390
Fair value of plan assets at beginning of year	587,530	531,467	66,149	59,367
Actual return on plan assets	32,791	98,412	3,009	11,602
Employer contributions	—	—	—	—
Benefits paid	(43,614)	(42,349)	(3,678)	(4,820)
Settlements	—	—	(2,538)	—
Fair value of plan assets at end of year	576,707	587,530	62,942	66,149
Funded status – asset (liability) for pension benefits	$(7,354)	$(43,374)	$3,333	$(1,241)

Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Discount rates	$(19,989)	$44,960	$(2,017)	$4,756
Demographic experience	617	2,607	(1,403)	(54)
Mortality rate	—	—	—	—
Other assumptions and experience	—	—	114	(243)
	$(19,372)	$47,567	$(3,306)	$4,459

The following table presents pre-tax information about net actuarial (gain) loss in AOCI as of December 31, 2021.

	PNM	TNMP
	(In thousands)
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$132,078	$—
Experience (gain) loss	(23,632)	3,133
Regulatory asset (liability) adjustment	11,797	(3,133)
Amortization recognized in net periodic benefit (income)	(8,181)	—
Amounts in AOCI not yet recognized in net periodic benefit cost at end of year	$112,062	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	16,143	19,941	25,175
Expected return on plan assets	(28,531)	(29,453)	(34,103)
Amortization of net loss	18,166	17,860	15,518
Amortization of prior service cost	—	(554)	(965)
Net periodic benefit cost	$5,778	$7,794	$5,625
TNMP
Service cost	$—	$—	$—
Interest cost	1,741	2,177	2,686
Expected return on plan assets	(3,181)	(3,284)	(3,868)
Amortization of net loss	1,247	1,258	941
Amortization of prior service cost	—	—	—
Settlement loss	746	—	—
Net periodic benefit cost (income)	$553	$151	$(241)

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost (income). Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost (income) would be affected.

	Year Ended December 31,
PNM	2021	2020	2019
Discount rate for determining December 31 PBO	3.00%	2.66%	3.42%
Discount rate for determining net periodic benefit cost (income)	2.66%	3.42%	4.65%
Expected return on plan assets	5.50%	5.90%	6.86%
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	3.01%	2.69%	3.46%
Discount rate for determining net periodic benefit cost (income)	2.69%	3.46%	4.63%
Expected return on plan assets	5.50%	5.90%	6.90%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2022 net periodic benefit cost to increase $5.2 million and $0.6 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP pension plans was 5.80% and 4.68% for the year ended December 31, 2021.

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
December 31, 2021, 2020 and 2019
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

The following pension benefit payments are expected to be paid:

	PNM	TNMP
	(In thousands)
2022	$45,957	$4,928
2023	44,632	4,689
2024	43,427	4,459
2025	42,158	4,386
2026	40,424	4,260
2027 - 2031	183,548	18,130

Based on current law, funding requirements, and estimates of portfolio performance, the Company does not expect to make any cash contributions to the pension plans in 2022. PNM and TNMP do not expect to make any cash contributions in 2023 through 2026. The funding assumptions were developed using discount a rate of 2.9%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rates. PNM and TNMP may make additional contributions at their discretion.
Other Postretirement Benefit Plans
For postretirement benefit plans, the APBO is the actuarial present value of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to date.
The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
	(In thousands)
APBO at beginning of year	$75,196	$75,121	$11,938	$11,235
Service cost	23	38	45	46
Interest cost	1,907	2,453	308	373
Participant contributions	1,617	1,714	135	243
Actuarial (gain) loss	(5,053)	3,261	(1,141)	747
Benefits paid	(6,706)	(7,391)	(715)	(706)
APBO at end of year	66,984	75,196	10,570	11,938
Fair value of plan assets at beginning of year	93,402	86,400	12,885	10,844
Actual return on plan assets	4,783	9,423	288	2,505
Employer contributions	2,709	3,256	—	—
Participant contributions	1,617	1,714	135	243
Benefits paid	(6,706)	(7,391)	(715)	(707)
Fair value of plan assets at end of year	95,805	93,402	12,593	12,885
Funded status – asset	$28,821	$18,206	$2,023	$947

As of December 31, 2021, the fair value of plan assets exceeds the APBO for both PNM’s and TNMP’s OPEB Plans and the resulting net asset is presented in other deferred charges on the Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Discount rates	$(2,042)	$4,959	$(423)	$1,008
Claims, contributions, and demographic experience	(2,893)	(1,698)	(718)	(261)
Assumed participation rate	—	—	—	—
Mortality rate	—	—	—	—
Dental trend assumption	(118)	—	—	—
	$(5,053)	$3,261	$(1,141)	$747

In the year ended December 31, 2021, actuarial gains of $5.7 million were recorded as adjustments to regulatory assets for the PNM OPEB plan. For the TNMP OPEB plan, actuarial gains of $1.0 million were recorded as adjustments to regulatory liabilities.

The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
PNM
Service cost	$23	$38	$53
Interest cost	1,907	2,453	3,316
Expected return on plan assets	(4,167)	(5,548)	(5,278)
Amortization of net loss	—	348	675
Amortization of prior service credit	—	—	(397)
Net periodic benefit (income)	$(2,237)	$(2,709)	$(1,631)
TNMP
Service cost	$45	$46	$50
Interest cost	308	373	451
Expected return on plan assets	(407)	(538)	(517)
Amortization of net (gain)	(322)	(323)	(444)
Amortization of prior service cost	—	—	—
Net periodic benefit (income)	$(376)	$(442)	$(460)

The following significant weighted-average assumptions were used to determine the APBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the APBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2021	2020	2019
Discount rate for determining December 31 APBO	2.99%	2.65%	3.42%
Discount rate for determining net periodic benefit cost	2.65%	3.42%	4.63%
Expected return on plan assets	4.75%	7.00%	7.20%
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 APBO	2.99%	2.65%	3.42%
Discount rate for determining net periodic benefit cost	2.65%	3.42%	4.63%
Expected return on plan assets	3.80%	5.60%	5.80%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates), and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2022 net periodic benefit cost to increase $0.9 million and $0.1 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP OPEB plans was 5.2% and 2.3% for the year ended December 31, 2021.
The following table shows the assumed health care cost trend rates for the PNM OPEB plan:

	PNM
	December 31,
	2021	2020
Health care cost trend rate assumed for next year	6.00%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2026

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

The following OPEB payments, which reflect expected future service and are net of participant contributions, are expected to be paid:

	PNM	TNMP
	(In thousands)
2022	$5,924	$613
2023	5,772	638
2024	5,577	657
2025	5,229	661
2026	5,006	669
2027 - 2031	20,815	3,113

PNM and TNMP made no cash contributions to the OPEB trusts in 2021 or 2020 and PNM and TNMP do not expect to make cash contributions to the OPEB trusts in 2022-2026. However, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the PNM OPEB plan. Payments by PNM on behalf of the PNM OPEB plan are expected to be $3.2 million in 2022 and $11.9 million in 2023-2026.

Executive Retirement Programs

For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
	(In thousands)
PBO at beginning of year	$14,222	$14,994	$678	$692
Service cost	—	—	—	—
Interest cost	363	491	17	22
Actuarial (gain) loss	(657)	78	(211)	58
Benefits paid	(1,316)	(1,341)	(78)	(94)
PBO at end of year – funded status	12,612	14,222	406	678
Less current liability	1,248	1,323	67	91
Non-current liability	$11,364	$12,899	$339	$587

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

The following table presents pre-tax information about net actuarial loss in AOCI as of December 31, 2021.

	December 31, 2021
	PNM	TNMP
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost at beginning of year	$2,259	$—
Experience (gain)	(657)	(211)
Regulatory asset adjustment	381	211
Amortization recognized in net periodic benefit (income)	(167)	—
Amount in AOCI not yet recognized in net periodic benefit cost at end of year	$1,816	$—

The following table presents the components of net periodic benefit cost:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	363	491	651
Amortization of net loss	395	403	318
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$758	$894	$969
TNMP
Service cost	$—	$—	$—
Interest cost	17	22	30
Amortization of net loss	33	24	15
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$50	$46	$45

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2021	2020	2019
Discount rate for determining December 31 PBO	3.02%	2.68%	3.44%
Discount rate for determining net periodic benefit cost	2.68%	3.44%	4.66%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	3.01%	2.69%	3.46%
Discount rate for determining net periodic benefit cost	2.69%	3.46%	4.63%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Disbursements under the executive retirement program, funded by PNM and TNMP, which are considered to be contributions to the plan were $1.3 million and $0.1 million in the year ended December 31, 2021 and $1.4 million and $0.1 million for the year ended December 31, 2020. The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM	TNMP
	(In thousands)
2022	$1,267	$68
2023	1,228	62
2024	1,183	56
2025	1,133	50
2026	1,077	44
2027 - 2031	4,455	135

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

A summary of expenses for these other retirement plans is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
PNMR
401(k) plan	$16,648	$16,247	$16,097
Non-qualified plan	$3,594	$2,090	$4,551
PNM
401(k) plan	$11,826	$11,676	$11,587
Non-qualified plan	$2,622	$1,544	$3,384
TNMP
401(k) plan	$4,823	$4,572	$4,511
Non-qualified plan	$972	$547	$1,167

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
December 31, 2021, 2020 and 2019
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

Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2021, 2020, and 2019 was $9.4 million, $8.1 million, and $6.4 million. Stock compensation expense of $6.4 million, $5.5 million, and $4.2 million was charged to PNM and $3.0 million, $2.6 million, and $2.2 million was charged to TNMP. At December 31, 2021, PNMR had unrecognized compensation expense related to stock awards of $4.4 million, which is expected to be recognized over an average of 1.50 years.

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

	Year Ended December 31,
Excess Tax Benefits	2021	2020	2019
	(In thousands)
PNM	$564	$279	$559
TNMP	224	112	236
PNMR	788	391	795

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

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Year Ended December 31,
Restricted Shares and Performance-Based Shares	2021	2020	2019
Expected quarterly dividends per share	$0.3275	$0.3075	$0.2900
Risk-free interest rate	0.32%	0.72%	2.47%

Market-Based Shares
Dividend yield	2.76%	2.51%	2.59%
Expected volatility	33.69%	19.41%	19.55%
Risk-free interest rate	0.29%	0.72%	2.51%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The following table summarizes activity in restricted stock awards including performance-based and market-based shares:

	Restricted Stock
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	168,061	$40.77
Granted	213,515	43.48
Released	(211,587)	40.73
Forfeited	(2,719)	43.81
Outstanding at December 31, 2021	167,270	$43.71

PNMR’s current stock-based compensation program provides for performance and market targets through 2023. Included as granted and released in the table above are 124,941 previously awarded shares that were earned for the 2018 - 2020 performance measurement period and ratified by the Board in February 2021 (based upon achieving market targets at below “maximum” levels). Excluded from the above table are 92,343 previously awarded shares that were earned for the 2019 - 2021 performance measurement period and ratified by the Board in February 2022 (based upon achieving market targets at above “target”, below “maximum” levels). Also excluded from the table above are 142,047 and 152,414 shares for the three-year performance periods ending in 2022 and 2023 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Year Ended December 31,
Restricted Stock	2021	2020	2019
Weighted-average grant date fair value	$43.48	$36.73	$37.92
Total fair value of restricted shares that vested (in thousands)	$8,617	$8,299	$6,246

Stock Options
Total intrinsic value of options exercised (in thousands)	$—	$84	$2,617
At December 31, 2019, the aggregate intrinsic value of stock options outstanding, all of which were exercisable, was less than $0.1 million. All the outstanding options were exercised or expired in February 2020.

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

Regulatory assets and liabilities reflected in the Consolidated Balance Sheets are presented below.

	PNM		TNMP
	December 31,		December 31,
	2021	2020	2021	2020
Assets:	(In thousands)
Current:
FPPAC	$7,130	$—	$—	$—
Transmission cost recovery factor	—	—	3,906	—
Energy efficiency costs	—	—	2,158	202
Other	1,591	—	—	—
	8,721	—	6,064	202

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

	PNM		TNMP
	December 31,		December 31,
	2021	2020	2021	2020
Assets (Continued):	(In thousands)
Non-Current:
Coal mine reclamation costs(1)	$9,942	$9,980	$—	$—
Deferred income taxes	68,687	65,564	9,505	9,817
Loss on reacquired debt	17,249	19,748	27,615	28,914
Pension and OPEB(2)	165,006	190,147	17,924	22,863
Shutdown of SJGS Units 2 and 3	100,954	107,231	—	—
AMS surcharge	—	—	12,507	18,761
AMS retirement and other costs	—	—	12,286	13,915
Deferred cost under the ETA	42,656	42,703	—	—
Deferred COVID-19 costs	6,896	8,761	—	676
SJGS replacement resources	8,269	8,282	—	—
EIM	7,028	2,209	—	—
Other	2,294	3,328	5,440	4,891
	428,981	457,953	85,277	99,837
Total regulatory assets	$437,702	$457,953	$91,341	$100,039
Liabilities:
Current:
FPPAC	$—	$(2,274)	$—	$—
Renewable energy rider	(5,989)	(2,044)	—	—
Energy efficiency costs	(2,327)	(1,101)	—	—
Transmission cost recovery factor	—	—	—	(2,052)
	(8,316)	(5,419)	—	(2,052)
Non-Current:
Cost of removal	(294,193)	(284,695)	(73,029)	(59,613)
Deferred income taxes	(321,976)	(343,844)	(107,250)	(119,695)
PVNGS ARO	(1,215)	(5,394)	—	—
Renewable energy tax benefits	(16,756)	(17,912)	—	—
Accelerated depreciation SNCRs(3)	(16,331)	(12,045)	—	—
Pension and OPEB	(2,376)	—	(6,099)	(5,535)
COVID-19 cost savings	(900)	(900)	—	—
Other	(83)	(83)	(1,185)	(512)
	(653,830)	(664,873)	(187,563)	(185,355)
Total regulatory liabilities	$(662,146)	$(670,292)	$(187,563)	$(187,407)
(1) Includes $9.3 million in coal mine reclamation costs related to PNM’s planned retirement of SJGS in 2022 and recoverable under the ETA as described in Note 16
(2) Includes $2.2 million for certain PNM pension costs as described in Note 11
(3) Amounts to be included under the ETA

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
December 31, 2021, 2020 and 2019

(14)Construction Program and Jointly-Owned Electric Generating Plants
PNM is a participant in several jointly-owned power plant projects. The participation agreement for SJGS, was set to expire on June 30, 2022, but was extended, subject to FERC’s acceptance of the extension, through September 30, 2022. See Note 17. The primary operating or participation agreements for the other joint projects expire in July 2041 for Four Corners, December 2046 for Luna, and November 2047 for PVNGS.
PNM’s expenditures for additions to utility plant were $602.2 million in 2021, including expenditures on jointly-owned projects. TNMP does not participate in the ownership or operation of any generating plants, but incurred expenditures for additions to utility plant of $311.9 million during 2021. On a consolidated basis, PNMR’s expenditures for additions to utility plant were $935.0 million in 2021.

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
At December 31, 2021, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation(1)	Construction Work in Progress	Composite Interest
	(In thousands)
SJGS (Coal)	$815,361	$455,159	$10	66.35%
PVNGS (Nuclear) (2)	$869,363	$403,764	$38,770	10.20%
Four Corners Units 4 and 5 (Coal)	$316,033	$100,156	$6,294	13.00%
Luna (Gas)	$80,159	$31,244	$46	33.33%
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
December 31, 2021, 2020 and 2019
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

(15)Asset Retirement Obligations
AROs are recorded based on studies to estimate the amount and timing of future ARO expenditures and reflect underlying assumptions, such as discount rates, estimates of the future costs for decommissioning, and the timing of the removal activities to be performed. Approximately 62% of PNM’s total ARO liabilities are related to nuclear decommissioning of PVNGS. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under lease both during and after termination of the leases. Studies of the decommissioning costs of PVNGS, SJGS, Four Corners, and other facilities are performed periodically and revisions to the ARO liabilities are recorded. Changes in the assumptions underlying the calculations may also require revisions to the estimated AROs when identified. A reconciliation of the ARO liabilities is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Liability at December 31, 2018	$158,674	$157,814	$860
Liabilities incurred	—	—	—
Liabilities settled	(987)	(935)	(52)
Accretion expense	12,635	12,562	73
Revisions to estimated cash flows	11,640	11,640	—
Liability at December 31, 2019	181,962	181,081	881
Liabilities incurred	—	—	—
Liabilities settled	(1,444)	(1,192)	(252)
Accretion expense	11,310	11,236	74
Revisions to estimated cash flows(1)	(8,407)	(8,407)	—
Liability at December 31, 2020	183,421	182,718	703
Liabilities incurred	1,781	1,781	—
Liabilities settled	(142)	(142)	—
Accretion expense	9,308	9,248	60
Revisions to estimated cash flows(2)	39,778	39,778	—
Liability at December 31, 2021	$234,146	$233,383	$763
(1) Reflects a decrease of $9.2 million related to an updated PVNGS decommissioning study and an increase of $0.8 million related to an updated Four Corners decommissioning study.
(2) Reflects impacts of newly approved remediation ordinance in San Juan county requiring the full demolition of SJGS. See Note 16.

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
December 31, 2021, 2020 and 2019
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

Commitments and Contingencies Related to the Environment

PVNGS Decommissioning Funding

The costs of decommissioning a nuclear power plant are substantial. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under lease both during and after termination of the leases. PNM has a program for funding its share of decommissioning costs for PVNGS, including portions held under leases. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. PNM funded $1.3 million for each of the years ended December 31, 2021, 2020 and 2019 into the qualified trust funds. The market value of the trusts at December 31, 2021 and 2020 was $394.5 million and $379.2 million. See Note 17 for additional discussion of the NM Supreme Court’s decisions in PNM’s appeal of the NMPRC’s decisions in the NM 2015 Rate Case and discussion in PNM’s PVNGS Lease Abandonment Application.

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

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At December 31, 2021 and 2020, PNM had a liability for interim storage costs of $13.0 million and $12.8 million, which is included in other deferred credits.

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

The Energy Transition Act

In 2019, the Governor signed into New Mexico state law Senate Bill 489, known as the Energy Transition Act (“ETA”). The ETA became effective as of June 14, 2019 and sets a statewide standard that requires investor-owned electric utilities to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to review and approve utilities’ annual renewable portfolio plans to ensure compliance with the RPS. The ETA also directs the New Mexico Environmental Improvement Board to adopt standards of performance that limit CO2 emissions to no more than 1,100 lbs per MWh beginning January 1, 2023 for new or existing coal-fired EGUs with original installed capacities exceeding 300 MW.

The ETA provides for a transition from fossil-fuel generation resources to renewable and other carbon-free resources through certain provisions relating to the abandonment of coal-fired generating facilities. These provisions include the use of energy transition bonds, which are designed to be highly rated bonds that can be issued to finance certain costs of abandoning coal-fired facilities that are retired prior to January 1, 2023, for facilities operated by a “qualifying utility,” or prior to January 1, 2032 for facilities that are not operated by a qualifying utility. The amount of energy transition bonds that can be issued to recover abandonment costs is limited to the lesser of $375.0 million or 150% of the undepreciated investment of the facility as of the abandonment date. Proceeds provided by energy transition bonds must be used only for purposes related to providing utility service to customers and to pay energy transition costs (as defined by the ETA). These costs may include plant decommissioning and coal mine reclamation costs, provided those costs have not previously been recovered from customers or disallowed by the NMPRC or by a court order. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. Energy transition bonds must be issued under a NMPRC approved financing order, are secured by “energy transition property,” are non-recourse to the issuing utility, and repaid by a non-bypassable charge paid by all customers of the issuing utility. These customer charges are subject to an adjustment mechanism designed to provide for timely and complete payment of principal and interest due under the energy transition bonds.

The ETA also provides that utilities must obtain NMPRC approval of competitively procured replacement resources that shall be evaluated based on their cost, economic development opportunity, ability to provide jobs with comparable pay and benefits to those lost upon retirement of the facility and that do not exceed emissions thresholds specified in the ETA. In determining whether to approve replacement resources, the NMPRC must give preference to resources with the least environmental impacts, those with higher ratios of capital costs to fuel costs, and those located in the school district of the abandoned facility. The ETA also provides for the procurement of energy storage facilities and gives utilities discretion to maintain, control, and operate these systems to ensure reliable and efficient service.

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
December 31, 2021, 2020 and 2019
was challenged by numerous parties. On January 19, 2018, EPA filed a motion to hold the case in abeyance in light of several letters issued by EPA on January 17, 2018 to grant various petitions for reconsideration of the 2017 rule revisions. EPA’s decision to revisit the 2017 rule is not a determination on the merits of the issues raised in the petitions.

On December 20, 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. On August 20, 2019, EPA finalized the draft guidance that was previously released as a companion to the regional haze rule revisions, and EPA clarified that guidance in a memorandum issued on July 8, 2021. SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM will retire its share of SJGS in 2022. On February 7, 2022, numerous environmental groups sent EPA a notice of intent to sue over the EPA’s failure to issue a finding that 39 states, including New Mexico, failed to submit regional haze SIPs for the second planning period. Most states have not yet submitted their SIPs but are in the various stages of development. The notice of intent alleges that as of January 31, 2022, EPA is in violation of its nondiscretionary duty to issue a finding that these states failed to submit the required SIPs. NMED’s current timeline indicates the proposed SIP will be submitted between July 2022 and January 2023.

Carbon Dioxide Emissions

On August 3, 2015, EPA established standards to limit CO2 emissions from power plants, including (1) Carbon Pollution Standards for new, modified, and reconstructed power plants; and (2) the Clean Power Plan for existing power plants.

Multiple states, utilities and trade groups filed petitions for review in the DC Circuit to challenge both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources in separate cases. Challengers successfully petitioned the US Supreme Court for a stay of the Clean Power Plan. However, before the DC Circuit could issue an opinion regarding either the Carbon Pollution Standards or the Clean Power Plan, the Trump Administration asked that the case be held in abeyance while the rule was being re-evaluated, which was granted.

On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines. EPA set the Best System of Emissions Reduction (“BSER”) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line of an individual facility.  On September 17, 2019, the DC Circuit issued an order that granted motions by various petitioners, including industry groups and EPA, to dismiss the cases challenging the Clean Power Plan as moot due to EPA’s issuance of the ACE Rule.

The ACE Rule was also challenged, and on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al., finding that EPA misinterpreted the CAA when it determined that the language of Section 111 unambiguously barred consideration of emissions reductions options that were not applied at the source. As a result, the court vacated the ACE Rule and remanded the record back to the EPA for further consideration consistent with its opinion. While the DC Circuit rejected the ACE Rule, it did not reinstate the Clean Power Plan. EPA filed a motion seeking a partial stay of the mandate as to the repeal of the Clean Power Plan, to ensure the court’s order will not render effective the now out-of-date Clean Power Plan. On February 22, 2021, the U.S. Court of Appeals for the DC Circuit granted EPA’s motion, indicating that it would withhold issuance of the mandate with respect to the repeal of the Clean Power Plan until EPA responds to the court’s remand in a new rulemaking action. EPA has commenced the rulemaking process under section 111 to establish new emission guidelines for CO2 emissions from existing power plants. The agency indicates that they plan to publish the draft rule in the summer of 2022 with a final rule in summer of 2023.

Four petitions for writ of certiorari were filed in the US Supreme Court seeking review of the DC Circuit’s January opinion vacating the ACE Rule and the repeal of the Clean Power Plan. The petitioners include (1) West Virginia and 18 other states that had intervened to defend the ACE Rule, (2) North American Coal Corporation, (3) North Dakota (separately from the other states), and (4) Westmoreland Mining Holdings LLC. On October 29, 2021, the US Supreme Court granted the four petitions for writs of certiorari. Oral arguments in the US Supreme Court were held on February 28, 2022. A decision is expected in June 2022.

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
December 31, 2021, 2020 and 2019
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

PNM’s review of the GHG emission reductions standards that may occur as a result of legislation or regulation under the Biden Administration and in response to the court’s ruling on the ACE Rule is ongoing. PNM cannot predict the impact these standards may have on its operations or a range of the potential costs of compliance, if any.

National Ambient Air Quality Standards (“NAAQS”)

The CAA requires EPA to set NAAQS for pollutants reasonably anticipated to endanger public health or welfare. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter.

NOX Standard – On April 18, 2018, EPA published the final rule to retain the current primary health-based NOx standards of which NO2 is the constituent of greatest concern and is the indicator for the primary NAAQS. EPA concluded that the current 1-hour and annual primary NO2 standards are requisite to protect public health with an adequate margin of safety. The rule became effective on May 18, 2018. PNM maintains compliance with the current NOx NAAQS standards.

SO2 Standard – On February 25, 2019, EPA announced its final decision to retain, without changes, the primary health-based NAAQS for SO2. Specifically, EPA will retain the current 1-hour standard for SO2, which is 75 parts per billion, based on the 3-year average of the 99th percentile of daily maximum 1-hour SO2 concentrations. PNM maintains compliance with the current SO2 NAAQS standards.

On March 26, 2021, EPA published in the Federal Register the initial air quality designations for all remaining areas not yet designated under the 2010 SO2 Primary NAAQS. This is EPA’s fourth and final set of actions to designate areas of the U.S. for the 2010 SO2 NAAQS. All areas of New Mexico have been designated attainment/unclassifiable through four rounds of designations by EPA.

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
December 31, 2021, 2020 and 2019
of the New Mexico 2013 NAAQS Good Neighbor SIP that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard.

NMED has responsibility for bringing the small area in Doña Ana County designated as marginal/non-attainment for ozone into compliance and will look at all sources of NOx and volatile organic compounds. NMED has submitted the required elements for the Sunland Park Ozone Non-attainment Area SIP. This includes a transportation conformity demonstration, a 2017 baseline emissions inventory and emissions statement, and an amendment to the state's Non-attainment Permitting rules at 20.2.79 New Mexico Administrative Code to conform to EPA's SIP Requirements Rule for 2015 Q3 NAAQS (i.e., “implementation rule”).

The SIP elements had staggered deadlines and were done in three submissions: (1) the transportation conformity demonstration was completed by the El Paso Metropolitan Planning Organization on behalf of New Mexico in 2019, which is responsible for transportation planning in that area, and the submission received concurrence from EPA and the Federal Highway Administration; (2) the emissions inventory and statement SIP was submitted to EPA in September 2020; and (3) the Non-attainment New Source Review SIP was submitted to EPA on August 10, 2021.

In response to lawsuits brought by states and environmental groups, on October 29, 2021, EPA filed a motion in the DC Circuit indicating it will reconsider the 2020 ozone NAAQS standard. EPA expects to complete this by the end of 2023.

PNM does not believe there will be material impacts to its facilities because of NMED’s non-attainment designation of the small area within Doña Ana County. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, PNM is unable to predict what impact the adoption of these standards may have on Four Corners. With respect to EPA’s reconsideration of the 2020 decision to retain the 2015 ozone standards, PNM cannot predict the outcome of this matter.

PM Standard – On January 30, 2020, EPA published in the Federal Register a notice announcing the availability of a final Policy Assessment for the Review of the NAAQS for Particulate Matter (the “Final PA”). The final assessment was prepared as part of the review of the primary and secondary PM NAAQS. In the assessment, EPA recommended lowering the primary annual PM 2.5 standard to between 8 µg/m3 and 10 µg/m3. However, on April 30, 2020, EPA published a proposed rule to retain the current standards for PM due to uncertainties in the data relied upon in the Final PA. EPA accepted comments on the proposed rule through June 29, 2020. On December 7, 2020, EPA announced it will retain, without revision, the existing primary (health-based) and secondary (welfare-based) NAAQS for PM, and EPA published a notice of that final action on December 18, 2020, making it immediately effective. On January 14, 2021, several states and New York City filed a petition for review in the DC Circuit, challenging EPA’s final rule retaining the current primary and secondary PM NAAQS. On February 9, 2021, a similar lawsuit was filed by the Center for Biological Diversity in the DC Circuit. On June 10, 2021, EPA announced that it will reconsider the previous administration’s December 2020 decision to retain the current primary and secondary PM NAAQS, and on October 8, 2021, EPA announced the release of a new draft policy assessment (the “Draft PA”). Like the Final PA, the Draft PA states that available scientific evidence and technical information indicate that the current standards may not be adequate to protect public health and welfare, as required by the Clean Air Act. EPA anticipates issuing a proposed rule in summer 2022 and a final rule in spring 2023. PNM maintains compliance with the current PM NAAQS standards and cannot predict the impacts of the outcome of future rulemaking.

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
The rule is not clear as to how it applies and what the compliance timelines are for facilities like SJGS that have a cooling water intake structure and only a multi-sector general stormwater permit. However, EPA has indicated that it is

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
contemplating a December 31, 2023 compliance deadline. PNM is working with EPA regarding this issue and does not expect material changes as a result of any requirements that may be imposed upon SJGS, particularly given the planned retirement of SJGS in 2022.
On May 23, 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule, as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. On July 16, 2018, several environmental groups filed a petition for review with EPA’s Environmental Appeals Board (“EAB”) concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised ELG, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the EAB. EAB thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit on September 30, 2019. The permit was once again appealed to the EAB and was stayed before the effective date. Oral argument was heard on September 3, 2020. The EAB issued an order denying the petition for review on September 30, 2020. The denial was based on the EAB’s determination that the petitioners had failed to demonstrate that review of the permit was warranted on any of the grounds presented in the petition. Thereafter, the Regional Administrator of the EPA signed a Notice of Final Permit Decision, and the NPDES permit was issued on November 9, 2020. The permit became effective December 1, 2020 and will expire on November 30, 2025. On January 22, 2021, the environmental groups filed a petition for review of the EAB's decision with the U.S. Court of Appeals for the Ninth Circuit. The September 2019 permit remains in effect pending this appeal. PNM cannot predict whether there will be further appeals of this matter or whether the outcome of any such appeal will have a material impact on PNM’s financial position, results of operations, or cash flows.

Effluent Limitation Guidelines

On June 7, 2013, EPA published proposed revised wastewater ELG establishing technology-based wastewater discharge limitations for fossil fuel-fired electric power plants.  EPA signed the final Steam Electric ELG rule on September 30, 2015. The final rule, which became effective on January 4, 2016, phased in the new, more stringent requirements in the form of effluent limits for arsenic, mercury, selenium, and nitrogen for wastewater discharged from wet scrubber systems and zero discharge of pollutants in ash transport water that must be incorporated into plants’ NPDES permits. The 2015 rule required each plant to comply between 2018 and 2023 depending on when it needs a new or revised NPDES permit.

The Steam Electric ELG rule was challenged in the U.S. Court of Appeals for the Fifth Circuit by numerous parties. On April 12, 2017, EPA signed a notice indicating its intent to reconsider portions of the rule, and on August 22, 2017, the Fifth Circuit issued an order severing the issues under reconsideration and holding the case in abeyance as to those issues. However, the court allowed challenges to other portions of the rule to proceed. On April 12, 2019, the Fifth Circuit granted those challenges and issued an opinion vacating several portions of the rule, specifically those related to legacy wastewater and leachate, for which the court deemed the standards selected by EPA arbitrary and capricious.

On September 18, 2017, EPA published a final rule for postponement of certain compliance dates. The rule postponed the earliest date on which compliance with the ELG for these waste streams would be required from November 1, 2018 until November 1, 2020. On November 22, 2019, EPA published a proposed rule revising the original ELG while maintaining the compliance dates. Comments were due January 21, 2020. On October 13, 2020, EPA published in the Federal Register the final Steam Electric ELG and standards for the Steam Electric Power Generating Point Source Category, revising the final 2015 guidelines for both flue gas desulfurization wastewater and bottom ash transport water. The rule will require compliance with new limits as soon as possible on or after October 13, 2021, but no later than December 31, 2025.

On August 3, 2021, EPA published notice that it will undertake a supplemental rulemaking to revise the ELG after completing its review of the 2020 Reconsideration Rule. As part of this process, EPA will determine whether more stringent limitations and standards are appropriate. EPA intends to publish a proposed rule in the fall of 2022.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
See “Cooling Water Intake Structures” above for additional discussion of Four Corners’ current NPDES permit. Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques during the next NPDES permit renewal in 2023.  PNM is unable to predict the outcome of these matters or a range of the potential costs of compliance.
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
PNM submitted work plans to NMED in January 2021 for review and approval. In December 2021, NMED approved both workplans and work is underway. These activities are expected to be completed by the end of 2022.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
On July 30, 2018, EPA published a rule that constitutes “Phase One, Part One” of its ongoing reconsideration and revision of the April 17, 2015, CCR rule. The final Phase One, Part One rule includes two types of revisions. The first revision extended the deadline to allow EGUs with unlined impoundments or that fail to meet the uppermost aquifer requirement to continue to receive coal ash until October 31, 2020. This deadline was again extended by subsequent amendments. The rule also authorized a “Participating State Director” or EPA to approve suspension of groundwater monitoring requirements and to issue certifications related to the location restrictions, design criteria, groundwater monitoring, remedy selection and implementation. The rule also modified groundwater protection standards for certain constituents, which include cobalt, molybdenum, lithium, and lead without a maximum contamination level.

On August 14, 2019, EPA published a second round of revisions, which are commonly referred to as the “Phase Two” revisions. Phase Two proposed revisions to reporting and accessibility to public information, the “CCR piles” and “beneficial use” definitions and the requirements for management of CCR piles. EPA has reopened and extended the Phase Two comment several times. Most recently, on March 12, 2021, EPA reopened the comment period on its prior notice that announced the availability of new information and data pertaining to the Phase Two proposed rule. EPA extended the comment period for an additional 60 days, until May 11, 2021. EPA has not yet finalized provisions in Phase Two related to beneficial use of CCR and CCR piles. This activity is on EPA’s long-term agenda, which means EPA has no plans to address these issues in the next 12 months.

Since promulgating its Phase Two proposal, EPA has finalized two other rules addressing various CCR rule provisions. On December 2, 2019, EPA promulgated its proposed Holistic Approach to Closure Part A (“Part A”), which proposed a new deadline of August 31, 2020, for companies to initiate closure of unlined CCR impoundments. In accordance with the DC Circuit Court of Appeals’ vacatur of portions of the CCR Rule, Part A also proposed changing the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”. In addition, Part A delineated a process for owners/operators to submit requests for alternative closure deadlines based on lack of alternate disposal capacity. EPA issued the final Part A on August 28, 2020, which became effective on September 28, 2020. This rule finalized the classification of soil-lined and clay-lined surface impoundments as unlined, thus, triggering closure or retrofit requirements for those impoundments. The final Part A also gave operators of unlined impoundments until April 11, 2021 to cease receipt of waste at these units and initiate closure.

On March 3, 2020, EPA issued the proposed Holistic Approach to Closure Part B (“Part B”), which delineated the process for owners/operators to submit alternate liner demonstrations for clay-lined surface impoundments that could otherwise meet applicable requirements. Part B also proposed regulations addressing beneficial use for closure of surface impoundments. On November 12, 2020, EPA issued the final Part B rule, which became effective December 14, 2020. This rule did not include beneficial use of CCR for closure, which EPA explains will be addressed in subsequent rulemaking actions. EPA intends to issue several other rulemakings covering legacy ponds and finalizing parts of previously proposed rules. These proposed rules and final rules are expected in 2022.

On February 20, 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. The final rule is expected in October 2022. EPA is coordinating with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of EPA’s rule making activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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
December 31, 2021, 2020 and 2019
actions to close the CCR disposal units, or to gather and perform remedial evaluations on groundwater at Four Corners, will have a significant impact on its operations, financial position, or cash flows.
Other Commitments and Contingencies
Coal Supply

SJGS

The coal requirements for SJGS are supplied by WSJ LLC. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid the current San Juan mine owner and operator, WSJ LLC, for certain coal mined but not yet delivered to the plant site. At December 31, 2021 and 2020, prepayments for coal, which are included in prepaid assets, amounted to $20.4 million and $26.3 million.

In conjunction with the activities undertaken to comply with the CAA for SJGS, PNM and the other owners of SJGS evaluated alternatives for the supply of coal to SJGS. On July 1, 2015, PNM and Westmoreland entered into a new coal supply agreement (the “SJGS CSA”), pursuant to which Westmoreland, through its indirectly wholly-owned subsidiary SJCC, agreed to supply all of the coal requirements of SJGS through June 30, 2022. PNM and Westmoreland also entered into agreements under which CCR disposal and mine reclamation services for SJGS would be provided. As discussed in Note 10, WSJ LLC assumed the rights and obligations of SJCC under the SJGS CSA and the agreements for CCR disposal and mine reclamation services.

Pricing under the SJGS CSA is primarily fixed, with adjustments to reflect changes in general inflation and takes into account that WSJ LLC has been paid for coal mined but not delivered. Substantially all of PNM’s coal costs are passed through the FPPAC. In November 2018, PNM provided notice to Westmoreland that PNM does not intend to extend the term of the SJGS CSA or to negotiate a new coal supply agreement for SJGS, which would have resulted in the current agreement expiring on its own terms on June 30, 2022. On February 17, 2022, PNM and WSJ LLC entered into an amendment to extend the SJGS CSA through September 30, 2022, subject to FERC’s acceptance of the amended participation agreement. The amendment provides for a fixed price increase of $5.00 per ton, beginning April 1, 2022, which would pass through the FPPAC. See additional discussion of PNM’s SJGS Abandonment Application in Note 17.

WSJ LLC notified PNM in July 2021 that it had encountered unfavorable geologic conditions that were impeding longwall progress in the San Juan Mine. On August 17, 2021, WSJ LLC issued a formal notice of non-normal conditions due to WSJ LLC’s inability to maintain a reserve of coal at required levels. WSJ LLC also notified PNM that these geologic complications constituted a force majeure event that was preventing WSJ LLC from satisfying its obligation to maintain required coal inventory levels. Geologic conditions have subsequently improved, and on December 9, 2021, Westmoreland gave official notice that they were terminating the potential force majeure conditions. PNM expects the mine to operate under normal conditions with no significant impact on full load operations through the remainder of the SJ CSA.

In connection with certain mining permits relating to the operation of the San Juan mine, the San Juan mine owner was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of the San Juan mine owner, PNMR entered into the WFB LOC Facility under which letters of credit aggregating $30.3 million have been issued. As discussed in Note 10, on March 15, 2019, the assets owned by SJCC were sold to WSJ LLC, a subsidiary of Westmoreland Mining Holdings, LLC. Under the sale agreement, WSJ LLC assumed the rights and obligations of SJCC including obligations to PNMR under the outstanding letters of credit.

Four Corners
APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under the Four Corners CSA that expires in 2031. The coal comes from reserves located within the Navajo Nation. The contract provides for pricing adjustments over its term based on economic indices. PNM's share of the coal costs is being recovered through the FPPAC. In connection with the exit of Four Corners, PNM would make payments totaling $75.0 million to NTEC for relief from its obligations under the coal supply agreements for Four Corners after December 31, 2024. PNM is not proposing to recover the $75.0 million from ratepayers and, if approved, would not be recovered through the FPPAC. See Note 17 for additional information on PNM's Four Corners Abandonment Application.
NTEC has contracted with Bisti Fuels Company, LLC, a subsidiary of The North American Coal Corporation, for management and operation of the mine. Under the CSA, NTEC has the right, after a specified period, to request approval from the Four Corners owners to replace Bisti Fuels Company as mine manager with NTEC’s internal resources and perform all or some mine management functions. APS granted approval on behalf of the owners on June 16, 2021, subject to certain credit

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
assurance requirements. On June 17, 2021, NTEC notified The North American Coal Corporation that the contract mining agreement between Bisti Fuels Company and NTEC is terminated effective September 30, 2021. NTEC assumed direct operations at Navajo Mine on October 1, 2021.

Coal Mine Reclamation

As indicated under Coal Combustion Residuals Waste Disposal above, SJGS currently disposes of CCRs in the surface mine pits adjacent to the plant and Four Corners disposes of CCRs in ponds and dry storage areas. In conjunction with the proposed shutdown of SJGS Units 2 and 3 and to comply with the BART requirements of the CAA, periodic updates to the coal mine reclamation study were requested by the SJGS participants. These updates have included adjustments to reflect the December 2017 shutdown of SJGS Units 2 and 3, the terms of the reclamation services agreement with WSJ LLC, and changes to reflect the requirements of the 2015 San Juan mine permit plan.

In late 2020, a mine reclamation cost study was completed for the mine that serves SJGS and in December 2020, PNM remeasured its liability, which resulted in an increase in the overall reclamation costs of $3.6 million, due primarily to higher inflationary factors. As a result, PNM recorded a less than $0.1 million decrease in the liability at December 31, 2020 related to the underground mine and a decrease to the regulatory assets on the Consolidated Balance Sheets and recorded a $3.6 million increase in the liability associated with the surface mine as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and then current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation.
A coal mine reclamation study for the mine that serves Four Corners was issued in 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. The study resulted in a net increase in PNM’s share of the coal mine reclamation obligation of $0.8 million, which was primarily driven by lower overhead costs offset by an increase driven by a reduction in the discount rate used by PNM to measure the liability during the year ended December 31, 2019. As discussed in Note 17, PNM remains responsible for its share of costs associated with mine reclamation under the Four Corners Purchase and Sale Agreement with NTEC. NTEC and PNM will complete a reclamation study in 2024 providing the final mine reclamation cost estimate on the date of ownership transfer. PNM will make its final reclamation payment to NTEC based on the reclamation study in 2024 and will have no further obligations regarding the mine reclamation after 2024. PNM determined that events and circumstances regarding Four Corners, including the Four Corners Purchase and Sale Agreement with NTEC and the Four Corners Abandonment Application and subsequent appeal of the NMPRC decision, indicated that it is more likely than not that PNM’s share of Four Corners coal mine reclamation obligation would be settled in 2024, rather than 2031. As of December 31, 2020, PNM remeasured its Four Corners coal mine reclamation liability and recorded a decrease to the liability of $2.5 million on the Consolidated Balance Sheet and a decrease to regulatory disallowances and restructuring costs on the Consolidated Statement of Earnings.
Based on the most recent estimates, PNM’s remaining payments for mine reclamation, in future dollars, are estimated to be $74.1 million for the surface mines at both SJGS and Four Corners and $34.9 million for the underground mine at SJGS as of December 31, 2021. At December 31, 2021 and 2020, liabilities, in current dollars, of $67.4 million and $71.7 million for surface mine reclamation and $27.9 million and $26.1 million for underground mine reclamation were recorded in other deferred credits.
Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As part of the restructuring of SJGS ownership (see SJGS Ownership Restructuring Matters above), the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $5.2 million in 2021, $3.2 million in 2020, and $5.5 million in 2019. Based on PNM’s reclamation trust fund balance at December 31, 2021, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $5.6 million in 2022, zero in 2023, and zero in 2024.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.2 million in 2021, $2.0 million in 2020, and $2.3 million in 2019 and anticipates providing additional funding of $2.1 million in each of the years from 2022 through 2024. As discussed above, under the terms of the Four Corners Purchase and Sale Agreement with NTEC, PNM will make its final reclamation payment to NTEC based on the reclamation study in 2024 and will have no further obligations regarding the mine reclamation.

PNM recovers from retail customers reclamation costs associated with the underground mine. However, the NMPRC has capped the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million for both SJGS and Four Corners. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. The impacts of changes in New Mexico state law as a result of the enactment of the ETA and regulatory determinations made by the NMPRC may also affect PNM’s financial position, results of operations, and cash flows. See additional discussion regarding PNM’s SJGS and Four Corners Abandonment Applications in Note 17. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.

San Juan County Decommissioning Ordinance

On November 9, 2021, the San Juan County Commission approved the Coal-Fired Electricity Generating Facility Demolition and Remediation Ordinance (“Ordinance 121”), requiring the full demolition of SJGS upon its complete and permanent closure. Ordinance 121 requires the SJGS owners to submit a proposed demolition and remediation plan no later than three months after SJGS is retired. In connection with restructuring of the SJGS ownership on December 31, 2017, PNM and the other SJGS owners entered into the San Juan Decommissioning and Trust Funds Agreement, which requires PNM to fund its ownership share of final decommissioning costs into an irrevocable trust. Under the agreement, PNM is required to make an initial funding of $14.7 million by December 31, 2022. The amount and timing of additional trust funding is subject to revised decommissioning cost studies, a decision by the current owners to permanently retire SJGS and agreement among the SJGS owners. PNM has posted a surety bond in the amount of $46.0 million in connection with certain environmental decommissioning obligations and must maintain the bond or other financial assurance until those obligations are satisfied. The surety bond only represents a liability if PNM fails to deliver on its contractual liability. For information regarding the impact of Ordinance 121 on PNM’s SJGS decommissioning ARO see Note 15.

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
San Juan River Adjudication
In 1975, the State of New Mexico filed an action in NM District Court to adjudicate all water rights in the San Juan River Stream System, including water used at Four Corners and SJGS. PNM was made a defendant in the litigation in 1976. In March 2009, then President Obama signed legislation confirming a 2005 settlement with the Navajo Nation. Under the terms of the settlement agreement, the Navajo Nation’s water rights would be settled and finally determined by entry by the court of two proposed adjudication decrees.  The court issued an order in August 2013 finding that no evidentiary hearing was warranted in the Navajo Nation proceeding, and on November 1, 2013, issued a Partial Final Judgment and Decree of the Water

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Rights of the Navajo Nation approving the proposed settlement with the Navajo Nation. A number of parties subsequently appealed to the New Mexico Court of Appeals. PNM entered its appearance in the appellate case and supported the settlement agreement in the NM District Court. On April 3, 2018, the New Mexico Court of Appeals issued an order affirming the decision of the NM District Court. Several parties filed motions requesting a rehearing with the New Mexico Court of Appeals seeking clarification of the order, which were denied. The State of New Mexico and various other appellants filed a writ of certiorari with the NM Supreme Court. The NM Supreme Court granted the State of New Mexico’s petition and denied the other parties’ requests. The issues regarding the Navajo Nation settlement have been briefed and are awaiting a decision by the NM Supreme Court. Adjudication of non-Indian water rights is ongoing.
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
Navajo Nation Allottee Matters

In September 2012, 43 landowners filed a notice of appeal with the Bureau of Indian Affairs (“BIA”) appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The landowners claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation and allege that PNM is a rights-of-way grantee with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The allottees generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. The allottees filed a motion to dismiss their appeal with prejudice, which was granted in April 2014. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.  On January 22, 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments.  It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners.  On July 13, 2015, PNM filed a condemnation action in the NM District Court regarding the approximately 15.49 acres of land at issue. On September 18, 2015, the allottees filed a separate complaint against PNM for federal trespass. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land.  PNM filed a motion for reconsideration of this ruling, which was denied. On March 31, 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. Both matters have been consolidated. Oral argument before the Tenth Circuit was heard on January 17, 2017. On May 26, 2017, the Tenth Circuit affirmed the district court. On July 8, 2017, PNM filed a Motion for Reconsideration en banc with the Tenth Circuit, which was denied. The NM District Court stayed the case based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. On November 20, 2017, PNM filed its petition for writ of certiorari with the US Supreme Court, which was denied. The underlying litigation continues in the NM District Court. On March 27, 2019, several individual allottees filed a motion for partial summary judgment on the issue of trespass. The Court held a hearing on the motion on June 18, 2019 and took the motion under advisement. PNM, the allottees and the United States have agreed to a framework for settlement. The parties are preparing the settlement agreement and the stipulated court order. PNM cannot predict the outcome of these matters.
Merger-Related Litigation

Six purported shareholders of PNMR filed lawsuits against PNMR and the members of the Board challenging the proposed Merger with Avangrid. The lawsuits all challenged the adequacy of the disclosures in the definitive proxy statement filed by PNMR with the SEC on January 5, 2021, and sought, among other things, to enjoin the Merger or, if the Merger has been consummated, to rescind the Merger or an award of damages, and an award of attorneys’ and experts’ fees and expenses. Five of the lawsuits were filed in the United States District Court for the Southern District of New York and one was filed in the United States District Court for the Eastern District of New York. The lawsuits pending in the Southern District of New York were consolidated in the case captioned In re PNM Resources, Inc. Shareholder Litigation, Consolidated Civil Action No. 1:20-CV-10874. The five plaintiffs in the consolidated action in the Southern District of New York filed notices of voluntary

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
dismissal, and on April 9, 2021, the Court ordered the Clerk of Court to close the consolidated action and all member cases. All five cases filed in the Southern District of New York have been closed. The case pending in the Eastern District of New York, captioned Durlacher v. PNM Resources, Inc., et al., Case No. 1:21-cv-0024, was not served on the defendants and the plaintiff filed a notice of voluntary dismissal on February 15, 2021. These matters are now concluded.

Texas Winter Storm

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. Various regulatory and governmental entities are conducting, or have announced they may conduct, inquiries, investigations and other reviews of the Texas winter storm event. Entities that have announced that they plan to conduct or are conducting such inquiries, investigations and other reviews include FERC, NERC, Texas Reliability Entity Inc., ERCOT, the Texas Legislature, the Texas Attorney General, the PUCT, and the Galveston County District Attorney. Further, lawsuits have been filed against various market participants relating to the power outages resulting from the Texas winter storm, including TNMP. As a utility operating during the Texas winter storm event, there is a risk TNMP could be named in additional lawsuits in the future. TNMP intends to vigorously defend itself against any claims raised. TNMP has deferred bad debt expense from defaulting REPs to a regulatory asset totaling $0.8 million at December 31, 2021, and will seek recovery in a general rate case. At this time, the Company does not expect significant financial impacts related to this event, however, it cannot predict the outcome of such matters or the impact on the ERCOT market.

(17)Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 16.

PNMR

Merger Regulatory Proceedings

On October 20, 2020, PNMR, Avangrid and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. Among other conditions, consummation of the Merger is subject to receipt of all required regulatory approvals. Five federal agencies and the PUCT have completed their reviews and approved the Merger, leaving the NMPRC as the only remaining approval necessary for the merger. The original application before the NMPRC was filed in November 2020. For additional information on the Merger regulatory proceedings see Note 22.

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
December 31, 2021, 2020 and 2019
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
December 31, 2021, 2020 and 2019
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

Renewable Energy Portfolio Standard

As discussed in Note 16, the ETA, enacted on June 14, 2019 amends the REA including removal of diversity requirements and certain customer caps and exemptions relating to the application of the RPS under the REA.
The REA provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures that utilities recover costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The ETA sets a RCT of $60 per MWh using an average annual levelized resource cost basis. PNM makes renewable procurements consistent with the NMPRC approved plans and recovers certain renewable procurement costs from customers through the renewable energy rider billed on a per KWh basis.

Included in PNM’s approved procurement plans are the following renewable energy resources:
•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 11 MW
•Solar distributed generation, aggregating 201.2 MW at December 31, 2021, owned by customers or third parties from whom PNM purchases any net excess output and RECs

On June 3, 2019, PNM filed its 2020 renewable energy procurement plan. The plan requested approval of a 20-year PPA to purchase 140 MW of renewable energy and RECs from La Joya Wind II. PNM’s 2020 renewable energy procurement plan requested a variance from the RPS for 2020 and proposed the shortfall be met with excess RECs available under the La Joya Wind II PPA in 2021. PNM also submitted proposed adjustments to the current FPPAC methodology for non-renewable

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
fuel allocations to reflect the ETA’s removal of certain customer cost caps associated with the RPS and requested that the fuel clause year be reset to correspond to the January 1 reset date under the renewable energy rider. On December 2, 2019, the hearing examiner issued a recommended decision in the case recommending approval of PNM’s 2020 renewable energy procurement plan including La Joya Wind II. On January 29, 2020, the NMPRC accepted the hearing examiner’s recommended decision and approved PNM’s 2020 renewable energy procurement plan, effective February 1, 2020.

On June 1, 2020, PNM filed its 2021 renewable energy procurement plan. In the plan, PNM proposed to collect a revenue requirement of approximately $67.8 million through the renewable energy rider, including recovery of a regulatory asset of $2.3 million for costs of administering PNM's Sky Blue voluntary renewable energy program that PNM has not been able to collect from Sky Blue participants. The Sky Blue regulatory asset of $2.3 million included carrying charges of 8.64% totaling approximately $0.7 million. PNM did not propose any new procurements in the plan. On November 18, 2020 the NMPRC issued a final order approving the 2021 renewable energy procurement plan and recovery of $65.5 million through the rider in 2021, which reflected the NMPRC’s rejection of PNM’s request to recover the $2.3 million Sky Blue regulatory asset in 2021, effective January 1, 2021. The NMPRC denied PNM’s request to recover the regulatory asset, in part, because PNM did not adequately account for the renewable energy certificates associated with the regulatory asset. The NMPRC indicated that it will initiate a separate proceeding on the subject of whether the Sky Blue program should continue in its current form, be modified, or be terminated. The NMPRC also placed conditions on PNM’s ability to recover the Sky Blue regulatory asset from all customers, rather than from program participants, in a future proceeding, including that the carrying charge associated with the regulatory asset be reduced from 8.64% to 4% and that PNM be prohibited from collecting carrying charges from the date of the final order. However, PNM is permitted to seek recovery of carrying charges for the full 8.64% through the current Sky Blue program.

On June 1, 2021 PNM filed its 2022 renewable energy procurement plan which proposed to collect $66.9 million for the year. PNM did not propose any new procurements in the plan, but proposed to retire a small number of RECs in 2022 from resources that had not been previously approved as part of the RPS plan. The NMPRC assigned this matter to a hearing examiner and a hearing was held on September 30, 2021. On October 15, 2021, NMPRC Staff and PNM jointly filed the post-hearing brief stating that pending issues to the case had been resolved with PNM agreeing to certain compliance provisions. On October 30, 2021 the hearing examiner issued a recommended decision recommending approval of PNM’s filing. On November 17, 2021 the NMPRC issued a final order adopting the recommended decision. The 2022 renewable energy procurement plan became effective on January 1, 2022.

The following sets forth PNM’s revenues recorded for the renewable energy rider:

Year Ended	Annual Revenues
(In millions)
2019	$52.0
2020	56.4
2021	61.7
Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2020 and does not expect to exceed the limitation in 2021. The NMPRC currently has an open inquiry docket into the continued use of renewable riders by New Mexico utilities. PNM is unable to predict the outcome of the NMPRC’s inquiry.
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
December 31, 2021, 2020 and 2019
and require that annual program funding be 3% to 5% of an electric utility’s annual customer bills excluding gross receipt taxes, franchise and right-of-way access fees, provided that a customer’s annual cost not exceed seventy-five thousand dollars.

In 2019, PNM submitted a filing to address incentives to be earned in 2020. PNM’s proposed incentive mechanism was similar to that approved for 2018 and 2019 with minor modifications to reflect input from interested parties. The proposed incentive mechanism includes a base incentive of 7.1% of program costs, or approximately $1.8 million, based on savings of 59 GWh in 2020 with a sliding scale that provides for additional incentive if savings exceed 68 GWh. No hearings were considered necessary and PNM’s 2020 energy efficiency rider reflecting the 2020 incentive became effective beginning December 30, 2019. On April 15, 2021, PNM filed its 2020 Energy Efficiency Annual Report which reconciles the actual 2020 profit incentive collections with the profit incentive authorized by the NMPRC resulting in an additional $0.8 million incentive collected during the remainder of 2021. The additional incentive was authorized for 2020 because annual energy savings for the year exceeded 87 GWh and was the maximum level of profit incentive allowed under the approved mechanism. PNM began collecting the additional incentive effective May 27, 2021.
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

2020 Decoupling Petition

As discussed above, the legislature amended the EUEA to, among other things, include a decoupling mechanism for disincentives. On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. PNM proposed to record the difference between the annual revenue per customer derived from the cost of service approved in the NM 2015 Rate Case and the annual revenue per customer actually recovered from the rate classes beginning on January 1, 2021. If approved, PNM would collect the difference from customers if the revenue per customer from the NM 2015 Rate Case exceeds the actual revenue recovered, or return the difference to customers if the actual revenue per customer recovered exceeds the revenue per customer from the NM 2015 Rate Case. On July 13, 2020, NEE, ABCWUA, the City of Albuquerque, and Bernalillo County filed motions to dismiss the petition on the grounds that approving PNM’s proposed rate adjustment mechanism outside of a general rate case would result in retroactive ratemaking and piecemeal ratemaking. The motions to dismiss also allege that PNM’s proposed rate adjustment mechanism is inconsistent with the EUEA. Responses to the motions to dismiss were filed on August 7, 2020. On September 16, 2020, ABCWUA, Bernalillo County, CCAE, the City of Albuquerque, NEE, NMAG, NMPRC Staff (“Staff”), and WRA filed testimony. CCAE and WRA supported PNM's petition, but recommended that the rate adjustment mechanism not take effect until new rates are approved in PNM's next general rate case. The other parties filing testimony opposed PNM's petition. On October 2, 2020, PNM requested an order to vacate the public hearing, scheduled to begin October 13, 2020, and staying the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the hearing examiner approved PNM's request to stay the proceeding and vacate the public hearing and required PNM to file a petition for declaratory order by October 30, 2020. On October 30, 2020, PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On November 4, 2020, ABCWUA and Bernalillo County jointly filed a competing petition asking the NMPRC to issue a declaratory order on the EUEA’s requirements related to disincentives. On November 24, 2020, the NMAG requested that the NMPRC deny both petitions for declaratory orders and instead address disincentives under the EUEA in a rulemaking. On March 17, 2021, the NMPRC issued an order granting the petitions for declaratory order, commencing a declaratory order proceeding to address the petitions, denying the NMAG’s request to initiate a rulemaking, and appointing a hearing examiner to preside over the declaratory order proceeding. Initial briefs were filed on June 7, 2021 and response briefs were filed on June 28, 2021. Oral arguments were made on July 15, 2021. On January 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. The recommended decision also states that a utility may request approval of a rate adjustment mechanism to remove regulatory

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
disincentives to energy efficiency and load management measures and programs through a stand-alone petition, as part of the utility’s triennial energy efficiency application or a general rate case and that PNM is not otherwise precluded from petitioning for a rate adjustment mechanism prior to its next general rate case. Finally, the recommended decision stated that the EUEA does not permit the NMPRC to reduce a utility’s ROE based on approval of a disincentive removal mechanism founded on removing regulatory disincentives to energy efficiency and load management measures and programs. The recommended decision does not specifically prohibit a downward adjustment to a utility’s capital structure, based on approval of a disincentive removal mechanism. On January 27, 2022, PNM filed exceptions to the recommended decision and response exceptions were filed on February 4, 2022. PNM cannot predict the outcome of this matter.

Integrated Resource Plans
NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.
2020 IRP

NMPRC rules required PNM to file its 2020 IRP in July 2020. On March 16, 2020, PNM filed a motion to extend the deadline to file its 2020 IRP to six months after the NMPRC issues a final order approving a replacement resource portfolio and closes the docket in the bifurcated SJGS Abandonment Application and replacement resource proceedings. On April 8, 2020, the NMPRC approved PNM’s motion to extend the deadline to file its 2020 IRP as requested. On January 29, 2021, PNM filed its 2020 IRP addressing the 20-year planning period, from 2020 through 2040. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024. The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth. On May 24, 2021, the hearing examiner issued a procedural schedule and required PNM, upon request, to provide modeling data and assumptions to parties within two weeks. Additionally, PNM was required upon request, to run modeling or provide reasonable access to PNM virtual machines at PNM's expense. The alternative modeling deadline concluded on August 30, 2021 and Staff's recommendation was filed on November 12, 2021. The recommendation found that PNM has met the requirements of the IRP rule, but not the requirements of the NM 2016 Rate Case.
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

SJGS Abandonment Application

On January 30, 2019, the NMPRC issued an order initiating a proceeding and requiring PNM to submit an application for the abandonment of PNM’s share of SJGS by March 1, 2019. On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application sought NMPRC approval to retire PNM’s share of SJGS after the existing coal supply and participation agreements end in June 2022, for approval of replacement resources, and for the issuance of energy transition bonds. PNM’s application proposed several replacement resource scenarios. The SJGS Abandonment Application also included a request to issue approximately $361 million of energy transition bonds (the “Securitized Bonds”). PNM’s request for the issuance of Securitized Bonds included approximately $283 million of forecasted undepreciated investments in SJGS at June 30, 2022, an estimated $28.6 million for plant decommissioning and coal mine reclamation costs, approximately $9.6 million in upfront financing costs, and approximately $20.0 million for job training and severance costs for affected employees. Proceeds from the Securitization Bonds would also be used to fund approximately $19.8 million for economic development in the four corners area.

On July 10, 2019, the NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing, and the other addressing replacement resources. The NMPRC indicated that PNM’s July 1, 2019 filing is responsive to the January 30, 2019 order. Hearings on the abandonment

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
and securitized financing proceedings were held in December 2019 and hearings on replacement resources were held in January 2020. On February 21, 2020, the hearing examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of replacement resources, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The hearing examiners recommended that PNM be authorized to abandon SJGS by June 30, 2022, and to record regulatory assets for certain other abandonment costs that are not specifically addressed under the provisions of the ETA to preserve its ability to recover the costs in a future general rate case. The hearing examiner recommended that this authority only extend to the deferral of the costs and it not be an approval of any ratemaking treatment. The hearing examiners also recommended PNM be authorized to issue Securitized Bonds of up to $361 million and establish a rate rider to collect non-bypassable customer charges for repayment of the bonds and be subject to bi-annual adjustments (the “Energy Transition Charge”). The hearing examiners recommended an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the hearing examiners recommended PNM be granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, economic development, and workforce training. On April 1, 2020, the NMPRC unanimously approved the hearing examiners’ recommended decisions regarding the abandonment of SJGS and the related securitized financing under the ETA.

On April 10, 2020, CFRE and NEE filed a notice of appeal with the NM Supreme Court of the NMPRC’s approval of PNM’s request to issue securitized financing under the ETA. The NM Supreme Court granted motions to intervene filed by PNM, WRA, CCAE, and the Sierra Club. On May 8, 2020, CFRE and NEE filed a joint statement of issues with the NM Supreme Court which asserts that the NMPRC improperly applied the ETA and that the ETA violates the New Mexico Constitution. On June 19, 2020, WRA filed a motion to dismiss CFRE and NEE’s constitutional challenges to the ETA on the ground that the New Mexico Constitution provides that only New Mexico district courts have original jurisdiction over the claims. On July 24, 2020, the NM Supreme Court issued an order denying WRA’s motion to dismiss. On August 17, 2020, the appellants filed a Brief in Chief and on October 5, 2020, PNM, WRA, CCAE, and Sierra Club filed Answer Briefs. On January 10, 2022, the NM Supreme Court issued its decision rejecting CFRE’s and NEE’s constitutional challenges to the ETA and affirmed the NMPRC final order. On February 28, 2022, WRA and CCAE filed a Joint Motion for Order to Show Cause and Enforce Financing Order and Supporting Brief, which requests that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS is abandoned, and to otherwise enforce the NMPRC’s April 1, 2020 final order.

PNM evaluated the consequences of the NMPRC's April 1, 2020 orders approving the abandonment of SJGS and the related issuance of Securitized Bonds. This evaluation indicated that it is probable that PNM will be required to fund severances for PNM employees at the facility upon its retirement in 2022 and for PNMR shared services employees providing administrative and other support services to SJGS. In addition, the evaluation indicated that it is probable PNM will be obligated to fund severances and other costs for the WSJ LLC employees and to fund certain state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. As a result, in March 2020, PNMR and PNM recorded obligations of $9.4 million and $8.1 million for estimated severances, $8.9 million for obligations to fund severances and other costs of WSJ LLC employees, and to fund $19.8 million to state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. The total amount recorded for these estimates of $38.1 million and $36.8 million is reflected in other deferred credits and as a corresponding deferred regulatory asset on PNMR's and PNM's Consolidated Balance Sheets at December 31, 2020. PNM revised its estimates in 2021 and $36.9 million and $36.0 million is reflected in other current liabilities and as a corresponding deferred regulatory asset on PNMR's and PNM's Consolidated Balance Sheets at December 31, 2021. These estimates may be adjusted in future periods as the Company refines its expectations.

On June 24, 2020, the hearing examiners issued a recommended decision on PNM's request for approval of replacement resources that addressed the entire portfolio of replacement resources, which superseded a previous partial recommended decision issued on March 27, 2020. The hearing examiners concluded that the ultimate selection of a portfolio of replacement resources involves policy considerations that are the province of the NMPRC and stated that they did not intend to make that decision for the NMPRC. On July 29, 2020, the NMPRC issued an order approving resource selection criteria identified in the ETA that would include PPAs for 650 MW of solar and 300 MW of battery storage. The order also granted in part PNM’s request for an extension of time for PNM to file the application to implement the replacement resource portfolio. PNM had 60 days from the date of the order to file an application in a separate docket seeking approval of the proposed final executed contracts, for any replacement resources not in evidence that had been approved by the NMPRC.

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
December 31, 2021, 2020 and 2019
approval of a 200 MW solar PPA combined with a 100 MW battery storage agreement and the 100 MW solar PPA combined with a 30 MW battery storage agreement. On December 2, 2020 the NMPRC issued an order adopting the recommended decision in its entirety.

Throughout 2021 and continuing into 2022, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects. All four project developers have notified PNM that completion of the projects will be delayed and no longer available for most, if any of the 2022 summer peak load period. The delays in the SJGS replacement resources, coupled with the abandonment of SJGS Units 1 and 4 present a risk that PNM will have insufficient operational resources to meet the 2022 summer peak to reliably serve its customers if PNM is unable to find additional generation resources. PNM entered into three agreements to purchase power from third parties in the second half of 2021 to minimize potential impacts to customers; the purchase of 85 MW, unit contingent from Four Corners for June through September of 2022; the purchase of 150 MW, firm power in June and September 2022; and the purchase of 40 MW, unit contingent from PVNGS Unit 3 for the full year of 2022. Even after accounting for these additional contracts, PNM projected a system reserve margin ranging from 0.9% to (3.4%) during the 2022 summer peak. As a result, on February 17, 2022, PNM filed a Notice and Request for Modification to or Variance from Abandonment Date for SJGS Unit 4 with the NMPRC. The filing provided notice that PNM had obtained agreement from the SJGS owners and WSJ LLC to extend operation of Unit 4 until September 30, 2022. SJGS Unit 4 will provide 327 MW of capacity and improve PNM’s projected system reserve margin ranging from approximately 17.4% to 9.8%. On February 23, 2022, the NMPRC issued an order finding that PNM did not require NMPRC approval to extend operation of SJGS Unit 4 for an additional three-month period. The NMPRC’s order states that issues regarding the prudence or reasonableness of the decisions and actions taken by PNM and recoverably of costs related to the continued operation of SJGS Unit 4, including fuel costs collected through PNM’s FPPAC, shall be subject to review in a future proceeding. On February 25, 2022, the amended SJGS participation agreement was filed with FERC. PNM cannot predict the outcome of this matter.

Four Corners Abandonment Application

On November 1, 2020, PNM entered into the Four Corners Purchase and Sale Agreement with NTEC, pursuant to which PNM will sell its 13% ownership interest (other than certain transmission assets) in Four Corners to NTEC. The sale is contingent upon NMPRC approval and expected to close by the end of 2024. In connection with the sale, PNM would make payments of $75.0 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after December 31, 2024. Pursuant to the Four Corners Purchase and Sale Agreement, PNM will retain its current plant decommissioning and coal mine reclamation obligations. PNM made an initial payment to NTEC of $15.0 million in November 2020, subject to refund with interest upon termination of the Four Corners Purchase and Sale Agreement prior to closing. Under the terms of the Four Corners Purchase and Sale Agreement, upon receipt of the NMPRC approval, PNM would make a final payment of $60.0 million. The initial $15.0 million payment was recorded in other deferred charges and other current assets on the Consolidated Balance Sheets as of December 31, 2021 and 2020.

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of energy transition bonds as provided by the ETA. PNM’s request for the issuance of Securitized Bonds included approximately $272 million of forecasted undepreciated investments in Four Corners at December 31, 2024, an estimated $4.6 million for plant decommissioning costs, an estimated $7.3 million in upfront financing costs, and an estimated $16.5 million in economic development. PNM intends to submit a separate application for NMPRC approval of a replacement resource portfolio following NMPRC action on this application.

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
December 31, 2021, 2020 and 2019
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

On May 17, 2021 NEE and CFRE (“Joint Movants”) again filed motions to dismiss the case, providing reasons which include; PNM's failure to disclose the reason for the divestiture in the plant is the Merger; the application is deficient because PNM has failed to produce the seasonal operation agreement with the other Four Corners owners; and reiterated their prior view that PNM's amended application is contrary to the REA. Also on May 17, 2021, CCAE filed a motion to dismiss the case stating that PNM's application is devoid of any discussion of the assumption of liabilities by NTEC pertaining to PNM's share of Four Corners. On May 18, 2021, San Juan Citizens Alliance/Dine Care and the Native American Voters Alliance Education Project (“NAVAEP”) filed a joinder supporting CCAE's motion. On June 1, 2021, PNM filed responses to the Joint Movants' and CCAE motions to dismiss and filed a motion to strike portions of the Joint Movants' and CCAE's motions to dismiss. PNM's motion states that the Joint Movants and CCAE rely upon materials beyond the pleadings in the case and within the record in other proceedings to support their motions. On June 14, 2021, the hearing examiner issued an order denying the motions to dismiss from NEE, CFRE and CCAE.

A hearing began August 31, 2021, briefs were filed October 1, 2021 and response briefs were filed October 13, 2021. On November 12, 2021, the hearing examiner issued a recommended decision recommending approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 15, 2021, the NMPRC issued a final order rejecting the hearing examiners recommended decision and denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. In its order, the NMPRC concluded that PNM needed to conduct a review of the actual replacement resource portfolio and determined that the record was insufficient to determine the prudence of PNM’s investments in Four Corners. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application. On January 21, 2022, PNM filed a statement of issues outlining the arguments for appeal asserting, among other things, that the NMPRC misinterpreted and improperly applied the ETA in concluding that the NMPRC needed to review the actual replacement resource portfolio before authorizing abandonment and that the NMPRC improperly deferred the issue of prudence with respect to certain of PNM’s investments in Four Corners, where other parties were given the opportunity to present evidence and failed to demonstrate PNM was imprudent in its decisions.

On October 30, 2020, NEE filed a formal complaint with the NMPRC seeking an investigation into the reasonableness and lawfulness of PNM’s continued reliance on “climate-altering and uneconomic coal” at Four Corners. NEE explained that they withdrew their NM Supreme Court appeal of the NM 2016 Rate Case under the notion that PNM would be filing a rate case in 2019 and they would be able to challenge the Four Corners expenditures in that case. NEE explained that because PNM has delayed its rate case several times, Four Corners has remained “imprudently” in rates. NEE asked that PNM be required to demonstrate that PNM’s investment in Four Corners was prudent. NEE stated if the NMPRC deems PNM’s investment as imprudent, ratepayers will be held harmless and all costs including carrying charges, effective October 30, 2020, and going forward, be denied. On February 10, 2021, the NMPRC denied NEE’s complaint and stated that issues related to Four Corners prudence should be addressed in the Four Corners Abandonment Application. On February 22, 2021, NEE filed a Motion for Reconsideration of the NMPRC’s February 10, 2021 order, which was denied on March 10, 2021. On April 9, 2021, NEE filed a Notice of Appeal with the NM Supreme Court regarding their formal complaint on Four Corners. On July 6, 2021, NEE filed a motion to withdraw its Notice of Appeal with the NM Supreme Court. On September 21, 2021, the NM Supreme Court issued its order granting NEE's motion to withdraw its appeal; the court also issued a mandate to the NMPRC to take further action as might be needed consistent with the order.

GAAP requires a loss be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2021, PNM evaluated the NMPRC order in the Four Corners Abandonment Application and determined it was reasonably possible that PNM would be successful in recovery of its undepreciated investment in a future proceeding. Therefore, no loss has been recorded.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The financial impact of an early exit of Four Corners and the NMPRC approval process are influenced by many factors outside of PNM’s control, including the overall political and economic conditions of New Mexico. See additional discussion of the ETA in Note 16. PNM cannot predict the outcome of these matters.

PVNGS Leased Interest Abandonment Application

On April 2, 2021, PNM filed an application with the NMPRC requesting approval for the decertification and abandonment of 114 MW of leased PVNGS capacity, sale and transfer of related assets, and approval to procure new resources (“PVNGS Leased Interest Abandonment Application”). As discussed in Note 8, PNM currently controls leased capacity in PVNGS Unit 1 and Unit 2 under five separate leases (“Leased Interest”) that were approved and certificated by the predecessor agency to the NMPRC in the 1980s. Four of the five leases for 104 MW of Leased Interest terminate on January 15, 2023, while the remaining lease for 10 MW of Leased Interest terminates on January 15, 2024. Associated with the Leased Interest are certain PNM-owned assets and nuclear fuel that are necessary for the ongoing operation and maintenance of the Leased Interest and integration of the Leased Interest generation to the transmission network. PNM has determined that there will be net benefits to its customers to return the Leased Interest to the lessors in conformity with the leases, sell and transfer the related PNM-owned assets, and to replace these Leased Interest with new resources. In the application, PNM is requesting NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM is also seeking NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which will be acquiring the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM is seeking NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement, and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM is also requesting NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. PNM's application sought a six-month regulatory time frame.

On April 21, 2021, the NMPRC issued an order assigning a hearing examiner and stated PNM's request to abandon the Leased Interest does not have any statutory or rule time limitation and the six-month limit in which the NMPRC must issue an order regarding the request for approvals of the solar PPAs and battery storage agreements does not begin until after the NMPRC acts on the abandonment request. The NMPRC’s April 21, 2021, order also stated that issues reserved to a separate proceeding in the NM 2015 Rate Case regarding the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2 shall be addressed in this case and PNM shall file testimony addressing the issue. On June 14, 2021 and June 25, 2021, PNM filed supplemental testimony responding to questions provided by the hearing examiner. On June 28, 2021, NEE and CCAE jointly filed a motion to dismiss a portion of the application claiming that since PNM's request to abandon the Leased Interest was filed after PNM had already provided irrevocable notice it would not acquire the Leased Interest, abandonment is no longer required. On July 28, 2021, the hearing examiner issued a recommended decision on NEE's and CCAE's joint motion to dismiss, recommending dismissal of PNM's requests for approval to abandon and decertify the Leased Interest; dismissal of PNM's request for approval to sell and transfer the related assets; and dismissal of PNM's request to create regulatory assets for the associated remaining undepreciated investments, but did not preclude PNM seeking recovery of the costs in a general rate case in which the test year period includes the time period in which PNM incurs such costs. The hearing examiner's recommended decision further provides that PNM's request for replacement and system reliability resources and the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2 should remain within the scope of this case.

On August 25, 2021, the NMPRC issued an order granting portions of the July 28, 2021 recommended decision that were not contested related to dismissal of PNM's request for approval to abandon and decertify the Leased Interest and dismissal of PNM's request for approval to sell and transfer the related assets. In addition, the order bifurcated the issue of approval for the two PPAs and three battery storage agreements into a separate docket so it may proceed expeditiously. On September 8, 2021 the NMPRC issued an order on the remaining issues in the recommended decision. The order found that PNM's request for a regulatory asset to record costs associated with obtaining an abandonment order should be dismissed. However, the requests for regulatory assets associated with the remaining undepreciated investments should be addressed at an evidentiary hearing. On September 20, 2021, ABCWUA, Bernalillo County, NEE and the NMAG filed a joint motion to reconsider the September 8, 2021 NMPRC order. Also, on September 20, 2021, PNM filed a motion for rehearing of the September 8, 2021 order stating that certain requirements of the order would lead to compromising PNM's First Amendment rights. On October 6, 2021, the NMPRC issued an order granting the motions for reconsideration and vacated the September 8, 2021 order, without specifically addressing issues raised in the motions.

The hearing on the two PPAs and three battery storage agreements was held on November 12 and 15, 2021 and December 3, 2021 and post-hearing briefing was completed on January 18, 2022. On February 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC approve the 150 MW solar PPA combined with a 40 MW battery

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
storage agreement, the stand-alone 100 MW battery storage agreement, and the 300 MW solar PPA combined with a 150 MW battery storage agreement. On February 16, 2022, the NMPRC adopted an order approving the recommended decision.

In addition to approval by the NMPRC, PNM and SRP received NRC approval for the transfer of the associated possessory licenses at the end of the term of each of the respective leases. PNM cannot predict the outcome of this matter.

Cost Recovery Related to Joining the EIM

The CAISO developed the EIM as a real-time wholesale energy trading market that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanded geographic footprint and the expanded potential uses for those resources.

PNM completed a cost-benefit analysis of participating in the EIM. PNM’s analysis indicated participation in the EIM would provide substantial benefits to retail customers. In 2018, PNM filed an application with the NMPRC requesting, among other things, to recover an estimated $20.9 million of initial capital investments and authorization to establish a regulatory asset to recover an estimated $7.4 million of other expenses that would be incurred in order to join the EIM. PNM’s application proposed the regulatory asset be adjusted to provide for full recovery of such costs, including carrying charges, until the effective date of new rates in PNM’s next general rate case. PNM’s application also proposed the benefits of participating in the EIM be credited to retail customers through PNM’s existing FPPAC and that PNM would seek recovery of its costs in a future proceeding. On December 19, 2018, the NMPRC issued an order approving the establishment of a regulatory asset to recover PNM’s cost of joining the EIM, which was subsequently challenged by several parties. On February 6, 2019, the NMPRC issued an order granting rehearing and vacating the December 19, 2018 order. On March 18, 2019, the hearing examiner issued an updated recommended decision recommending approval of the establishment of a regulatory asset but deferring certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing, which was approved by the NMPRC. PNM and other parties filed a joint motion requesting the NMPRC clarify that the quarterly benefits reports prepared by CAISO be used to determine the benefits of participating in the EIM, as well as to support the prudence of costs incurred to join the EIM. On April 24, 2019, the NMPRC issued an order granting the joint motion for clarification and indicating the CAISO quarterly benefits reports may be used in a future rate case. PNM joined and began participating in the EIM in April 2021.

Meta Platforms, Inc. Data Center Project

PNM has a special service contract to provide service to Meta, Inc. for a data center in PNM’s service area. Meta’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. The cost of renewable energy procured is passed through to Meta under a rate rider. A special service rate is applied to Meta’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources. As of December 31, 2021, PNM is procuring energy from 130 MW of solar-PV capacity from NMRD, a 50% equity method investee of PNMR Development. See additional discussion of NMRD in Note 21.

PNM has NMPRC approval for additional 25-year PPAs to purchase renewable energy and RECs to supply renewable energy to the data center. These PPAs include the purchase of the power and RECs from:

•Casa Mesa Wind, LLC, a subsidiary of NextEra Energy Resources, LLC, which is located near House, New Mexico, has a total capacity of 50 MW, and became operational in November 2018
•166 MW from La Joya Wind I, owned by Avangrid Renewables, LLC, which is located near Estancia, New Mexico and began commercial operational in February 2021
•Route 66 Solar Energy Center, LLC, a subsidiary of NextEra Energy Resources, LLC, which is expected to be located west of Albuquerque, New Mexico, have a total capacity of 50 MW, and is expected to be operational in 2022
•Two PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities to be owned and operated by NMRD. The first 50 MW of these facilities began commercial operation in December 2019 and the remaining capacity began commercial operation in July 2020.

On February 8, 2021, PNM filed an application with the NMPRC for approval to service the data center for an additional 190 MW of solar PPA combined with 100 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. On June 16, 2021, a hearing was held by the NMPRC with closing statements filed on June 21, 2021. On June 23,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
2021, the NMPRC issued an Order for Continuance, stating concerns with the proposed addendum to the special service contract and its methodology for calculating a credit to Meta for the capacity supplied by the 100 MW battery storage agreement. On July 28, 2021, the NMPRC approved the solar PPAs for 190 MW and 50 MW; approved only 50 MW of the requested 100 MW battery storage; and rejected the proposed addendum to the special service contract and its methodology for calculating a credit to Meta for the capacity supplied by the battery storage. On October 1, 2021, in compliance with the final order, PNM filed a Notice of Filing Amendments recognizing that the battery storage is 50 MW instead of 100 MW and PPA and battery storage requirements for approval of the addendum to the special service contract is waived. This matter is now concluded.

PNM Solar Direct
On May 31, 2019, PNM filed an application with the NMPRC for approval of a program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program. PNM proposed to recover costs of the program directly from subscribing customers through a rate rider. Under the rider, PNM would procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. PNM had fully subscribed the entire output of the 50 MW facilities at the time of the filing. Hearings on the application concluded on January 9, 2020. On March 11, 2020, the hearing examiner issued a recommended decision recommending approval of PNM’s application. The hearing examiner’s recommended decision was approved by the NMPRC on March 25, 2020. These facilities are expected to begin commercial operations in 2022. This matter is now concluded.

Western Spirit Line

On May 1, 2019, PNM, the New Mexico Renewable Energy Transmission Authority (“RETA”), a New Mexico state authority, and Western Spirit Transmission LLC (“Western Spirit”), an affiliate of Pattern Energy Group, Inc., entered into agreements for the construction of a transmission line to transmit power generated from wind facilities to be owned by Pattern Wind. As a part of the arrangement, the parties executed a Build Transfer Agreement that would allow PNM to purchase the Western Spirit Line.

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

PNM also has entered into TSAs with Pattern Wind for firm transmission service. The TSAs use an incremental rate based on the construction and other ongoing costs of the Western Spirit Line, including adjustments for construction costs that Pattern Wind has chosen to self-fund under the agreement. FERC approved PNM’s TSAs with Pattern Wind effective July 9, 2019. On August 8, 2019, FERC approved PNM’s request to purchase the Western Spirit Line.

In December 2021, PNM completed the purchase of the Western Spirit Line, an approximately 150-mile 345-kV transmission line and related facilities, and service under TSAs was initiated. The total cost of the Western Spirit Line was approximately $360 million, which includes the cost of certain PNM built facilities and does not include customer self-funding of $75.0 million provided by the Western Spirit and Pattern Wind affiliates. The net cost is presented as cash flows from investing activities on the Consolidated Statement of Cash Flows for the twelve months ending December 31, 2021.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
COVID-19 Regulatory Matters

In March 2020, PNM and other utilities voluntarily implemented a temporary suspension of disconnections and late payment fees for non-payment of utility bills in response to the impacts of COVID-19. On March 18, 2020, the NMPRC conducted an emergency open meeting for the purpose of adopting emergency amendments to its rules governing service to residential customers. The NMPRC’s emergency order was applicable during the duration of the Governor of New Mexico's emergency executive order and allowed for the closure of payment centers, prohibits the discontinuance of a residential customer’s service for non-payment, and suspends the expiration of medical certificates for certain customers. On April 27, 2020, PNM, El Paso Electric Company, New Mexico Gas Company, and Southwestern Public Service Company filed a joint motion with the NMPRC requesting authorization to track costs resulting from each utility's response to the COVID-19 outbreak. The utilities proposed these incremental costs and uncollected customer accounts receivable resulting from COVID-19 during the period March 11, 2020 through December 31, 2020 be recorded as a regulatory asset. On June 24, 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As a result, PNM had deferred costs related to COVID-19 of $8.8 million in regulatory assets on the Consolidated Balance Sheet at December 31, 2020. PNM still intends to seek recovery of the increased bad debt expense resulting from COVID-19 through a regulatory asset in a future general rate proceeding. As a result, PNM has deferred bad debt expense related to COVID-19 of $6.9 million in regulatory assets on the Consolidated Balance Sheet at December 31, 2021. PNM no longer intends to seek recovery of the other incremental costs in a future rate proceeding as a regulatory asset and therefore, reversed regulatory assets of $2.7 million previously deferred at December 31, 2020. In addition, PNM has cost savings related to COVID-19 of $0.9 million in regulatory liabilities on the Consolidated Balance Sheet at both December 31, 2021 and December 31, 2020.

On February 3, 2021, the NMPRC issued an order finding that the temporary mandatory moratorium on disconnections of residential utility customers would be in effect from the date of the order for 100 days, which ended May 14, 2021. At the end of the moratorium, the 90-day transition period began, which continued the temporary moratorium on disconnections to provide the utilities additional time to assist residential customers with arrearages to enter into installment agreements. On July 14, 2021, the NMPRC issued an order clarifying previous orders that the mandatory requirements of the NMPRC's previous order prohibiting residential disconnects should be voluntarily complied with by investor-owned utilities until August 12, 2021. PNM began disconnections at the end of the transition period.

Transportation Electrification Program

On December 18, 2020, in compliance with New Mexico Statute, PNM filed its PNM 2022-2023 TEP for approval with the NMPRC. PNM’s requested TEP included a budget of approximately $8.4 million with flexibility of 25%. As proposed, up to 25% of the program budget will be dedicated to low and moderate income customers and is based on a model with no company ownership of charging facilities. PNM’s proposed TEP provides incentives through rebates to both residential and non-residential customers towards the purchase of chargers and/or behind-the-meter infrastructure. PNM’s TEP includes a request for a modified rate to add an electric vehicle pilot with a time-of-use option, a new non-residential electric vehicle time-of-use rate pilot without demand charges and implementation of a new rider to collect the actual costs of the TEP. PNM’s application requested NMPRC approval by the end of August 2021 and authority to file a new TEP by the end of June 2023. On August 30, 2021, the hearing examiner issued a recommended decision approving, among other things, PNM's budget flexibility proposal, PNM's proposed pilot time-of-use rate and PNM's TEP Rider. On November 10, 2021, the NMPRC issued a final order approving PNM’s TEP.

Unexecuted Transmission Service Agreements (TSAs) with Leeward Renewable Energy

On March 12, 2021, PNM filed four unexecuted TSAs with FERC totaling 145 MW with Leeward. The unexecuted TSAs provide long-term firm, point-to-point transmission service on PNM’s transmission system. The unexecuted TSAs are based on the pro-forma transmission service agreements with certain non-conforming provisions under Attachment A of PNM’s OATT and include PNM’s OATT rate. PNM is filing the unexecuted TSAs at the request of Leeward because the parties have been unable to reach an agreement on the terms and conditions for transmission service. In particular, Leeward believes the rate under the unexecuted TSAs should be an incremental rate while PNM believes the appropriate rate is its OATT rate.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
On April 2, 2021, Leeward and Pattern Wind separately protested PNM’s March 12, 2021 filing of four unexecuted TSAs with Leeward. The parties are requesting that FERC direct PNM to apply the same rate to the unexecuted TSAs as the incremental rate assessed to the Western Spirit transmission facilities, inclusive of Leeward’s network upgrades and requested service, or, in the alternative, initiate hearing and settlement judge procedures to address the unjust and unreasonable application of the FERC’s “higher of” policy. On April 19, 2021, PNM filed a motion for leave to answer and contested the arguments made by Leeward and Pattern Wind. In its response, PNM stated that it disagrees with the parties' pricing scheme because doing so would not recognize all the transmission facilities necessary to provide Leeward service, does not hold PNM's other transmission customers harmless, and is inconsistent with FERC pricing policy and precedent. PNM further explained that the proposal to include its FERC approved embedded rate in the unexecuted TSAs is just and reasonable and should be accepted by FERC. On May 11, 2021, FERC issued an order accepting PNM's four unexecuted TSAs. In the order, FERC stated that it agreed with PNM's pricing scheme and agreed that PNM's proposal to use the OATT rate will ensure that the benefit of Leeward's addition to the system will be spread among other existing system users, rather than simply transferred to Pattern Wind. On June 10, 2021, Pattern Wind and Leeward both filed a request for rehearing of the FERC Order. On September 10, 2021, Leeward filed a petition in the United States District Court for the District of Columbia for review of FERC's order accepting PNM's four unexecuted TSAs. On November 15, 2021, FERC issued an order denying the rehearing. On December 3, 2021, Leeward filed an Unopposed Motion for Voluntary Dismissal with the United States District Court for the District of Columbia of its petition for review. PNM is unable to predict the outcome of this matter.

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

The Community Solar Act

On June 18, 2021, Senate Bill 84, known as the Community Solar Act, became effective. The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar (applicable until November 2024) facilities and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021 to adopt rules to establish a community solar program no later than April 1, 2022. On June 15, 2021, the NMPRC issued an order which required utilities provide a notice to all future applicants and to any likely applicants that, until the effective date of the NMPRC's rules in this area the NMPRC's existing interconnection rules and manual remain in place until amended or replaced by the NMPRC, and further, that a place in a utility's applicant queue for interconnection does not and will not provide any advantage for selection as a community solar project. PNM has provided the required notices. On October 27, 2021, the NMPRC adopted an order issuing a NOPR starting the formal process for adoption of rules pursuant to the Community Solar Act. PNM cannot predict the full impact of the Community Solar Act or the outcome of the NMPRC's rulemaking.

San Juan Generating Station Unit 1 Outage

On June 30, 2021, a cooling tower used for SJGS Unit 1 failed resulting in a unit outage. SJGS Unit 1 was brought back online on July 25, 2021. PNM anticipates the damages to the facility will be reimbursed under an existing property insurance policy that covers SJGS, subject to a deductible of $2.0 million. PNM’s share of the deductible of $1.0 million, reflects PNM’s 50% ownership interest in SJGS Unit 1. On July 14, 2021, the NMPRC issued an order opening a formal docket and inquiry into the cooling tower incident. PNM has responded to a number of NMPRC questions in the inquiry, including questions about the cause of the cooling tower failure, cost and progress of the cleanup and remediation, whether customers experienced loss of service, how PNM provided power during the outage, safety practices and procedures at SJGS, and the history of inspections on the cooling towers. PNM cannot predict the outcome of this matter.

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
December 31, 2021, 2020 and 2019
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

On December 20, 2018, the PUCT approved an unopposed settlement agreement in the case. The PUCT’s final order results in a $10.0 million annual increase to base rates. The key elements of the approved settlement include a ROE of 9.65%, and a capital structure comprised of 55% debt and 45% equity. As stated by the settlement agreement, the PUCT’s final order excludes certain items from rate base that were requested in TNMP’s original filing, including approximately $10.6 million of transmission investments that TNMP included in its January 2019 transmission cost of service filing, which was approved by the PUCT in March 2019. In addition, the PUCT’s final order requires TNMP to reflect the lower federal income tax rate of 21% in rates and refund approximately $37.8 million of a regulatory liability recorded at December 31, 2017 related to federal tax reform to customers over a period of five years and the remaining amount over the estimated useful lives of plant in service as of December 31, 2017; approves TNMP’s request to integrate revenues historically recorded under TNMP’s AMS rider, as well as other unrecovered AMS investments, into base rates; approves TNMP’s request for new depreciation rates; and approves a new rider to recover Hurricane Harvey restoration costs, net of amounts to be refunded to customers resulting from the reduction in the federal income tax rate in 2018. See Notes 13 and 18. The new rider was charged to customers over a period of approximately three years beginning on the effective date of new base rates. New rates under the TNMP 2018 Rate Case were effective beginning on January 1, 2019.

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

TNMP was notified by its largest AMS service provider that its existing communication platform would be decommissioned in February 2022. TNMP evaluated technological alternatives for its AMS and on October 2, 2020, filed an application with the PUCT for authorization to implement necessary upgrades of approximately $46 million by November 2022. On January 14, 2021, the PUCT approved TNMP’s application. TNMP will seek recovery of the investment associated with the upgrade in a future general rate proceeding or DCOS filing.

AMS Reconciliation

On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 of $9.0 million and approve appropriate carrying charges until full collection. On September 13, 2021, the PUCT Staff filed a recommendation for approval of TNMP's application for substantially all costs from April 1, 2018 through December 31, 2018. On February 10, 2022, the PUCT approved substantially all costs included in TNMP's AMS reconciliation application.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The following sets forth TNMP’s EECRF increases:

Effective Date	Aggregate Collection Amount	Performance Bonus
	(In millions)
March 1, 2019	$5.6	$0.8
March 1, 2020	5.9	0.8
March 1, 2021	5.9	1.0

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

Transmission Cost of Service Rates

TNMP can update its TCOS rates twice per year to reflect changes in its invested capital although updates are not allowed while a general rate case is in process. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities.

The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 21, 2019	$111.8	$14.3
September 19, 2019	21.9	3.3
March 27, 2020	59.2	7.8
October 7, 2020	10.8	2.0
March 12, 2021	112.6	14.1
September 20, 2021	41.2	6.3

On January 26, 2022, TNMP filed an application to further update its transmission rates, which would increase revenues by $14.2 million annually, based on an increase in rate base of $95.6 million. The application is pending before the PUCT.
Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments to reflect changes in investments in distribution assets. Distribution utilities may file for a periodic rate adjustment between April 1 and April 8 of each year as long as the electric utility is not earning more than its authorized rate of return using weather-normalized data. Utilities are limited to four periodic interim distribution rate adjustments between general rate cases.

On April 6, 2020, TNMP filed its 2020 DCOS that requested an increase in TNMP's annual distribution revenue requirement of $14.7 million based on net capital incremental rate base of $149.2 million. On June 26, 2020, the parties filed a unanimous settlement for a $14.3 million annual distribution revenue requirement with rates effective September 1, 2020. On August 13, 2020, the PUCT approved the unanimous settlement. On April 5, 2021, TNMP filed its 2021 DCOS that requested an increase in TNMP annual distribution revenue requirement of $14.0 million based on an increase in rate base of $104.5 million. On July 1, 2021, TNMP reached a unanimous settlement agreement with parties that would authorize TNMP to collect an increase in annual distribution revenues of $13.5 million beginning in September 2021. Subsequently, the ALJ issued an order on July 9, 2021 approving interim rates effective September 1, 2021, and remanded the case to the PUCT for approval. On September 23, 2021, the PUCT approved substantially all costs in the unanimous settlement.

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
December 31, 2021, 2020 and 2019
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

TNMP filed its rider on March 30, 2020. The rider was effective immediately and established a charge of $0.33 per MWh in accordance with the PUCT's order. Final collections under the rider exceeded unpaid residential retail customer bills and were presented net as a regulatory liability of $0.1 million on the Consolidated Balance Sheet as of December 31, 2020. TNMP is refunding the net regulatory liability through its transmission cost recovery factor. Other COVID-19 related costs of $0.7 million were also recorded as a regulatory asset on the Consolidated Balance Sheet as of December 31, 2020. TNMP no longer intends to seek recovery of the other incremental costs in a future rate proceeding as a regulatory asset and therefore, reversed the regulatory asset in 2021. On April 14, 2020, TNMP executed an interest-free loan agreement to borrow $0.5 million from ERCOT, and on October 30, 2020, the balance of the loan was repaid.

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
(18)Income Taxes

Federal Income Tax Reform

In December 2017, comprehensive changes in U.S. federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the deductibility of officer compensation. During 2020, the IRS issued final regulations related to certain officer compensation and, in January 2021, issued final regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, in 2020, the IRS finalized regulations interpreting Tax Act amendments to depreciation provisions of the IRC that allowed the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017.

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

Beginning February 2018, PNM’s NM 2016 Rate Case reflects the reduction in the federal corporate income tax rate, including amortization of excess deferred federal and state income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017 and the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years. Excess deferred state income taxes were returned to customers over a three-year period, which concluded in the first quarter of 2021. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP amortized federal and state excess deferred income taxes of $24.5 million, $15.2 million, and $9.3 million in 2021. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 17.

As discussed in Note 17, the NM Supreme Court issued a decision in May 2019 on the appeal of the NM 2015 Rate Case resulting in pre-tax impairments of $150.6 million in the year ending December 31, 2019. The impairments were recognized as discrete items within regulatory disallowances and restructuring costs resulting in tax benefits of $45.7 million, which are reflected in income taxes on the Company’s Consolidated Statements of Earnings for the year ended December 31, 2019.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
PNMR
PNMR’s income taxes (benefits) consist of the following components:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current federal income tax	$—	$—	$60
Current state income tax	1,835	231	43
Deferred federal income tax (benefit)	20,679	17,574	(20,372)
Deferred state income tax (benefit)	11,315	3,721	(4,491)
Amortization of accumulated investment tax credits	(1,247)	(890)	(522)
Total income taxes (benefits)	$32,582	$20,636	$(25,282)

PNMR’s provision for income taxes (benefits) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Federal income tax at statutory rates	$51,330	$43,670	$14,038
Amortization of accumulated investment tax credits	(1,247)	(890)	(522)
Amortization of excess deferred income tax (Note 17)	(24,484)	(30,723)	(37,799)
Flow-through of depreciation items	798	1,368	1,136
Earnings attributable to non-controlling interest in Valencia	(3,253)	(2,943)	(2,991)
State income tax, net of federal (benefit)	9,660	6,961	298
Allowance for equity funds used during construction	(2,776)	(2,363)	(1,990)
Regulatory recovery of prior year impairments of state net operating loss carryforward, including amortization	—	1,367	1,367
Tax benefit related to stock compensation awards	(788)	(392)	(795)
Non-deductible compensation	899	2,630	1,156
Transaction costs	848	—	—
Other	1,595	1,951	820
Total income taxes (benefits)	$32,582	$20,636	$(25,282)

Effective tax rate	13.33%	9.92%	(37.82)%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss	$32,441	$41,419
Regulatory liabilities related to income taxes	120,651	148,961
Federal tax credit carryforwards	122,436	121,354
Regulatory disallowances	38,835	38,531
Other	34,812	42,885
Total deferred tax assets	349,175	393,150
Deferred tax liabilities:
Depreciation and plant related	(787,295)	(738,342)
Investment tax credit	(97,409)	(98,669)
Regulatory assets related to income taxes	(78,211)	(61,330)
Pension	(40,828)	(37,099)
Regulatory asset for shutdown of SJGS Units 2 and 3	(25,643)	(27,237)
Other	(84,639)	(124,985)
Total deferred tax liabilities	(1,114,025)	(1,087,662)
Net accumulated deferred income tax liabilities	$(764,850)	$(694,512)

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2021
(In thousands)
Net change in deferred income tax liability per above table	$70,338
Change in tax effects of income tax related regulatory assets and liabilities	(12,424)
Amortization of excess deferred income tax	(24,484)
Tax effect of mark-to-market adjustments	2,729
Tax effect of excess pension liability	(5,196)
Adjustment for uncertain income tax positions	562
Reclassification of unrecognized tax benefits	(562)
Other	(216)
Deferred income taxes	$30,747

PNM
PNM’s income taxes (benefit) consist of the following components:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current federal income tax (benefit)	$—	$—	$(6,266)
Current state income tax (benefit)	(128)	(585)	449
Deferred federal income tax (benefit)	18,774	20,125	(12,308)
Deferred state income tax (benefit)	8,583	2,560	(7,590)
Amortization of accumulated investment tax credits	(237)	(243)	(247)
Total income taxes (benefit)	$26,992	$21,857	$(25,962)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
PNM’s provision for income taxes (benefit) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Federal income tax at statutory rates	$41,696	$38,193	$6,187
Amortization of accumulated investment tax credits	(237)	(243)	(247)
Amortization of excess deferred income tax (Note 17)	(15,158)	(21,609)	(28,923)
Flow-through of depreciation items	689	1,279	1,077
Earnings attributable to non-controlling interest in Valencia	(3,253)	(2,943)	(2,991)
State income tax, net of federal benefit	7,609	7,111	92
Allowance for equity funds used during construction	(2,080)	(1,461)	(1,398)
Regulatory recovery of prior year impairment of state net operating loss carryforward, net of amortization	—	1,367	1,367
Allocation of tax benefit related to stock compensation awards	(563)	(279)	(559)
Non-deductible compensation	547	1,554	683
Transaction costs	22	—	—
Other	(2,280)	(1,112)	(1,250)
Total income taxes (benefits)	$26,992	$21,857	$(25,962)

Effective tax rate	13.59%	12.02%	(88.13)%

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss	$1,854	$—
Regulatory liabilities related to income taxes	96,161	121,569
Federal tax credit carryforwards	86,811	84,719
Regulatory disallowance	38,835	38,531
Other	36,599	46,444
Total deferred tax assets	260,260	291,263
Deferred tax liabilities:
Depreciation and plant related	(616,567)	(576,079)
Investment tax credit	(74,187)	(74,424)
Regulatory assets related to income taxes	(68,687)	(51,493)
Pension	(36,283)	(32,413)
Regulatory asset for shutdown of SJGS Units 2 and 3	(25,643)	(27,237)
Other	(69,575)	(108,767)
Total deferred tax liabilities	(890,942)	(870,413)
Net accumulated deferred income tax liabilities	$(630,682)	$(579,150)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2021
(In thousands)
Net change in deferred income tax liability per above table	$51,532
Change in tax effects of income tax related regulatory assets and liabilities	(9,834)
Amortization of excess deferred income tax	(15,158)
Tax effect of mark-to-market adjustments	2,957
Tax effect of excess pension liability	(5,196)
Adjustment for uncertain income tax positions	541
Reclassification of unrecognized tax benefits	2,278
Deferred income taxes	$27,120
TNMP
TNMP’s income taxes consist of the following components:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current federal income tax	$5,770	$12,048	$10,792
Current state income tax	2,395	2,033	1,904
Deferred federal income tax (benefit)	(224)	(7,744)	(7,621)
Deferred state income tax (benefit)	(29)	(29)	(29)
Total income taxes	$7,912	$6,308	$5,046

TNMP’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Federal income tax at statutory rates	$15,076	$13,628	$12,778
Amortization of excess deferred income tax	(9,326)	(9,113)	(8,876)
State income tax, net of federal (benefit)	1,763	1,625	1,532
Allocation of tax benefit related to stock compensation awards	(224)	(112)	(236)
Non-deductible compensation	351	1,071	471
Transaction costs	(4)	—	—
Other	276	(791)	(623)
Total income taxes	$7,912	$6,308	$5,046

Effective tax rate	11.02%	9.71%	8.29%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The components of TNMP’s net accumulated deferred income tax liability at December 31, were:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Regulatory liabilities related to income taxes	$24,490	$27,392
Other	3,648	4,548
Total deferred tax assets	28,138	31,940
Deferred tax liabilities:
Depreciation and plant related	(157,649)	(148,279)
Regulatory assets related to income taxes	(9,525)	(9,836)
Loss on reacquired debt	(5,799)	(6,072)
Pension	(4,545)	(4,685)
AMS	(5,249)	(6,915)
Other	(2,619)	(1,522)
Total deferred tax liabilities	(185,386)	(177,309)
Net accumulated deferred income tax liabilities	$(157,248)	$(145,369)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2021
(In thousands)
Net change in deferred income tax liability per above table	$11,879
Change in tax effects of income tax related regulatory assets and liabilities	(2,591)
Amortization of excess deferred income tax (benefit)	(9,326)
Other	(215)
Deferred income tax (benefits)	$(253)

Other Disclosures

The Company is required to recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. A reconciliation of unrecognized tax benefits is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Balance at December 31, 2018	$10,194	$7,288	$103
Additions based on tax positions related to 2019	329	329	—
Additions for tax positions of prior years	170	159	11
Settlement payments	—	—	—
Balance at December 31, 2019	10,693	7,776	114
Additions based on tax positions related to 2020	2,286	2,286	—
Additions for tax positions of prior years	173	168	5
Settlement payments	—	—	—
Balance at December 31, 2020	13,152	10,230	119
Additions based on tax positions related to 2021	305	295	11
Additions for tax positions of prior years	257	246	11
Settlement payments	—	—	—
Balance at December 31, 2021	$13,714	$10,771	$141

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
Included in the balance of unrecognized tax benefits at December 31, 2021 are $11.6 million, $8.6 million, and $0.1 million that, if recognized, would affect the effective tax rate for PNMR, PNM, and TNMP. The Company does not anticipate that any unrecognized tax expenses or unrecognized tax benefits will be reduced or settled in 2022.

PNMR, PNM, and TNMP had no estimated interest income or expense related to income taxes for the years ended December 31, 2021, 2020, and 2019. There was no accumulated accrued interest receivable or payable related to income taxes as of December 31, 2021 and 2020.

The Company files a federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2018 are closed to examination by either federal or state taxing authorities other than Arizona. The tax years prior to 2017 are closed to examination by Arizona taxing authorities. Other tax years are open to examination by federal and state taxing authorities and net operating loss carryforwards are open to examination for the years in which the carryforwards are utilized. At December 31, 2021, the Company has $196.2 million of federal net operating loss carryforwards that expire beginning in 2033 and $122.4 million of federal tax credit carryforwards that expire beginning in 2024. State net operating losses expire beginning in 2033 and vary from federal due to differences between state and federal tax law. The proposed Merger may impact the Company’s ability to utilize its federal net operating loss and tax credit carryforwards.

In 2008, fifty percent bonus tax depreciation was enacted as a temporary two-year stimulus measure as part of the Economic Stimulus Act of 2008. Bonus tax depreciation in various forms has been extended since that time, including by the Protecting Americans from Tax Hikes Act of 2015. The 2015 act extended and phased-out bonus tax depreciation through 2019. As discussed above the Tax Act eliminated bonus depreciation for utilities effective September 28, 2017. However, in 2020 the IRS issued regulations interpreting Tax Act amendments to depreciation provisions of the IRC which allowed the Company to claim a bonus depreciation deduction on certain construction projects placed in service after the third quarter of 2017. As a result of the net operating loss carryforwards for income tax purposes created by bonus depreciation, certain tax carryforwards were not expected to be utilized before their expiration. In addition, as a result of Tax Act changes to the deductibility of officer compensation, certain deferred tax benefits related to compensation are not expected to be realized. The Company has impaired the deferred tax assets for tax carryforwards which are not expected to be utilized and for compensation that is not expected to be deductible.

The Company earns investment tax credits for construction or purchase of eligible property. The Company uses the deferral method of accounting for these investment tax credits.

The impairments after reflecting the expiration of carryforwards under applicable tax laws, net of federal tax benefit, for 2019 through 2021 are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2021:
Federal tax credit carryforwards	$1,029	$—	$—
Compensation expense	$119	$84	$35
December 31, 2020:
State tax credit carryforwards	$(425)	$—	$—
Compensation expense	$96	$61	$35
December 31, 2019:
State tax credit carryforwards	$425	$—	$—
Compensation expense	$(99)	$(100)	$2

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
The tax effect of compensation that is not expected to be deductible and impairments of unexpired tax credits are reflected as a valuation allowance against deferred tax assets. The reserve balances, after reflecting expiration of carryforwards under applicable tax laws, at December 31, 2021 and 2020 are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2021:
Federal tax credit carryforwards	$1,029	$—	$—
Compensation expense	$526	$343	$182
December 31, 2020:
Compensation expense	$407	$259	$148

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
December 31, 2021, 2020 and 2019
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

For its annual evaluations performed as of April 1, 2021, PNMR performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company's expectations of future financial performance since the April 1, 2018 quantitative analysis and the previous qualitative analyses through April 1, 2020 performed for PNM, as well as the quantitative analysis performed for TNMP at April 1, 2020. This analysis considered Company specific events such as the Merger, potential impacts of legal and regulatory matters discussed in Note 16 and Note 17, including potential outcomes in PNM’s Four Corners Abandonment Application, and other potential impacts of changes in PNM’s resource needs based on PNM’s 2020 IRP. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2021 carrying values of PNM and TNMP exceeded their fair value. Since the April 1, 2021 annual evaluation, there have been no events, including the Merger (Note 22), or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

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
December 31, 2021, 2020 and 2019
See Note 7 for information on intercompany borrowing arrangements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Year Ended December 31,
	2021	2020	2019
		(In thousands)
Services billings:
PNMR to PNM	$107,747	$100,872	$96,327
PNMR to TNMP	41,798	39,053	36,554
PNM to TNMP	404	383	375
TNMP to PNMR	141	141	141
TNMP to PNM	—	—	—
PNMR to NMRD	221	260	238
Renewable energy purchases:
PNM from NMRD	11,879	9,638	3,124
Interconnection and facility study billings:
PNM to NMRD	225	350	650
PNM to PNMR	—	—	—
PNMR to PNM	—	—	68,820
NMRD to PNM	1,276	—	—
Interest billings:
PNMR to PNM	31	6	3,365
PNM to PNMR	144	255	299
PNMR to TNMP	—	2	42
Income tax sharing payments:
PNMR to TNMP	—	—	—
PNMR to PNM	19,492	—	—
PNM to PNMR	—	—	—
TNMP to PNMR	12,842	15,820	12,996

(21) Equity Method Investment

In September 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. At December 31, 2021, NMRD’s renewable energy capacity in operation is 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Meta data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. PNMR accounts for its investment in NMRD using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.  PNMR records as income its percentage share of earnings or loss of NMRD and carries its investment at cost, adjusted for its share of undistributed earnings or losses.

During 2021, 2020, and 2019 PNMR Development and AEP OnSite Partners each made cash contributions of zero, $23.3 million, and $38.3 million to NMRD for its construction activities. In February 2021, NMRD paid both PNMR Development and AEP OnSite Partners a dividend of $3.0 million. PNMR Development’s cumulative equity in earnings of NMRD as of March 31, 2021 was $2.4 million and is presented as cash flows from operating activities on the Consolidated Statement of Cash Flows for the twelve months ending December 31, 2021. The portion of the dividend in excess of PNMR Development’s cumulative equity earnings of NMRD amounting to $0.6 million is presented as cash flows from investing activities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
PNMR presents its share of net earnings from NMRD in other income on the Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	December 31,
	2021	2020	2019
	(In thousands)
Operating revenues	$12,738	$10,366	$3,662
Operating expenses	9,733	7,476	2,971
Net earnings	$3,005	$2,890	$691

	Financial Position
	December 31,
	2021	2020
	(In thousands)
Current assets	$10,729	$8,046
Net property, plant, and equipment	166,495	172,585
Non-current assets	2,289	1,900
Total assets	179,513	182,531
Current liabilities	824	841
Non-current liabilities	373	380
Owners’ equity	$178,316	$181,310

(22) Merger

On October 20, 2020, PNMR, Avangrid, and Merger Sub, entered into the Merger Agreement pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. The proposed Merger has been unanimously approved by the Boards of Directors of PNMR, Avangrid and Merger Sub and was approved by PNMR shareholders at the Special Meeting of Shareholders held on February 12, 2021.

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

The Merger Agreement provided that it may be terminated if the Effective Time shall not have occurred by the End Date; however, either PNMR or Avangrid could extend the End Date to April 20, 2022 if all conditions to closing have been satisfied other than the obtaining of all required regulatory approvals. On December 8, 2021, the NMPRC issued an order rejecting the stipulation agreement relating to the Merger and the approval of the Merger from the NMPRC has not yet been obtained.

In light of the NMPRC December 8, 2021 ruling, on January 3, 2022, PNMR, Avangrid and Merger Sub entered into an Amendment to the Merger Agreement pursuant to which PNMR and Avangrid each agreed to extend the End Date to April 20, 2023. The parties acknowledge in the Amendment that the required regulatory approval from the NMPRC has not been obtained and that the parties have reasonably determined that such outstanding approval will not be obtained by April 20, 2022. As amended, the Merger Agreement may be terminated by each of PNMR and Avangrid under certain circumstances, including if the Merger is not consummated by April 20, 2023.

With respect to the NMPRC proceedings, on April 20, 2021, the Joint Applicants, the NMAG, WRA, the International Brotherhood of Electrical Workers Local 611, Dine, Nava Education Project, the San Juan Citizens Alliance and To Nizhoni Ani, had entered into a stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. Subsequently, CCAE, Onward Energy Holdings LLC, Walmart Inc., Interwest Energy Alliance, M-S-R Power and the Incorporated County of Los Alamos joined an amended stipulation. An evidentiary hearing was held in August 2021. On November 1, 2021, a Certification of Stipulation was issued by the hearing examiner, which recommended against approval of the amended stipulation. On December 8, 2021, the NMPRC issued an order adopting the Certification of Stipulation, rejecting the amended stipulation reached by the parties. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court. On February 2, 2022, PNMR and Avangrid filed a statement of issues outlining the argument for appeal.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

With respect to other regulatory proceedings related to the Merger, in January 2021, the FTC notified PNMR and Avangrid that early termination of the waiting period under the HSR Act in connection with the Merger was granted. In February 2021, CFIUS completed its review of the Merger and concluded that there are no unresolved national security concerns with respect to the Merger. In March 2021, PNMR and Avangrid received FCC approval of the transfer of operating licenses related to the Merger. In April 2021, FERC issued an order authorizing the Merger. In May 2021, the PUCT issued an order authorizing the Merger and the NRC approved the Merger. As a result of the delay in closing of the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid are required to make a new filing under the HSR Act and request extensions of previously received approvals from with the FCC and NRC. On February 9, 2022, the request for extension was filed with the NRC. On February 24, 2022, the requests for a 180-day extension were granted by the FCC. No additional filings will be required with CFIUS, FERC or the PUCT

Consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the absence of any material adverse effect on PNMR, the receipt of required regulatory approvals, and the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made. The agreement relating to the divestiture of Four Corners has been entered into and related filings have been made with the NMPRC.

The Merger Agreement provides for certain customary termination rights. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if Avangrid terminates the Merger Agreement due to a change in recommendation of the Board or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement) and in either case prior to PNMR’s shareholder having approved the Merger), PNMR will be required to pay Avangrid a termination fee of $130.0 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of Avangrid’s breach of its regulatory covenants, or (ii) Avangrid fails to effect the closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, Avangrid will be required to pay PNMR a termination fee of $184.0 million as the sole and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or Avangrid will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10.0 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Operating Revenues	$—	$—	$—
Operating Expenses	15,044	28,299	3,983
Operating (loss)	(15,044)	(28,299)	(3,983)
Other Income and Deductions:
Equity in earnings of subsidiaries	221,004	211,291	96,324
Other income (loss)	362	(269)	731
Net other income and (deductions)	221,366	211,022	97,055
Interest Charges	11,986	19,078	19,581
Earnings Before Income Taxes	194,336	163,645	73,491
Income Tax (Benefit)	(1,493)	(9,130)	(3,872)
Net Earnings	$195,829	$172,775	$77,363

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net Cash Flows From Operating Activities	$(28,514)	$(17,646)	$2,001
Cash Flows From Investing Activities:
Utility plant additions	543	1,122	1,100
Investments in subsidiaries	(178,071)	(301,000)	(80,000)
Cash dividends from subsidiaries	60,000	99,187	54,465
Net cash flows from investing activities	(117,528)	(200,691)	(24,435)
Cash Flows From Financing Activities:
Short-term loan borrowings (repayments)	—	—	(150,000)
Short-term borrowings (repayments) -affiliate, net	6,400	—	—
Revolving credit facility borrowings (repayments), net	42,900	(131,900)	123,900
Long-term borrowings	1,120,000	230,000	150,000
Repayment of long-term debt	(900,000)	(50,000)	—
Issuance of common stock	—	283,208	—
Proceeds from stock option exercise	—	24	943
Awards of common stock	(10,130)	(11,984)	(9,918)
Dividends paid	(112,444)	(97,974)	(92,398)
Other, net	(673)	(3,064)	(107)
Net cash flows from financing activities	146,053	218,310	22,420

Change in Cash and Cash Equivalents	11	(27)	(14)
Cash and Cash Equivalents at Beginning of Period	52	79	93
Cash and Cash Equivalents at End of Period	$63	$52	$79

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$13,425	$16,869	$18,702
Income taxes paid (refunded), net	$—	$—	$—

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands)
Assets
Cash and cash equivalents	$63	$52
Intercompany receivables	45,954	71,567
Income taxes receivable	18,674	—
Other, net	247	5,545
Total current assets	64,938	77,164
Property, plant and equipment, net of accumulated depreciation of $16,585 and $15,706	22,649	23,191
Investment in subsidiaries	3,006,281	2,631,567
Other long-term assets	49,220	58,695
Total long-term assets	3,078,150	2,713,453
	$3,143,088	$2,790,617
Liabilities and Stockholders’ Equity
Short-term debt	$54,900	$12,000
Short-term debt-affiliate	15,219	8,819
Current maturities of long-term debt	—	229,948
Accrued interest and taxes	2,564	8,124
Other current liabilities	318	29,549
Total current liabilities	73,001	288,440
Long-term debt	899,759	449,909
Other long-term liabilities	2,804	2,803
Total liabilities	975,564	741,152
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,429,257	1,429,941
Accumulated other comprehensive income (loss), net of tax	(71,936)	(79,183)
Retained earnings	810,203	698,707
Total common stockholders’ equity	2,167,524	2,049,465
	$3,143,088	$2,790,617
See Notes 7, 8, 11, and 16 for information regarding commitments, contingencies, and maturities of long-term debt.

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for credit losses, year ended December 31:
2019	$1,406	$2,835	$—	$3,078	$1,163
2020	$1,163	$3,527	$6,070	$2,427	$8,333
2021	$8,333	$4,663	$826	$6,557	$7,265

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for credit losses, year ended December 31:
2019	$1,406	$2,790	$—	$3,033	$1,163
2020	$1,163	$3,482	$6,070	$2,382	$8,333
2021	$8,333	$4,597	$826	$6,491	$7,265

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for credit losses, year ended December 31:
2019	$—	$44	$—	$44	$—
2020	$—	$45	$—	$45	$—
2021	$—	$66	$—	$66	$—

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
“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein. PNMR’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, as an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal controls.
There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.
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

(c) Changes in internal controls.

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

C - 1

(c) Changes in internal controls.

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Reference is hereby made to “Proposal 1: Elect as Directors the Nine Director Nominees Named in the Proxy Statement” in PNMR’s Proxy Statement relating to the annual meeting of shareholders to be held on May 10, 2022 (the “2022 Proxy Statement”), to PART I – “INFORMATION ABOUT EXECUTIVE OFFICERS OF PNM RESOURCES, INC.” in this Form 10-K, “Information About Our Corporate Governance – Code of Ethics,” and “Additional Information About Our Board and Board Committees – Board Committees and their Functions” – “Audit and Ethics Committee” in the 2022 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its website. Information about the Company’s website is included under Part I, Item 1 – “Websites.”

ITEM 11.EXECUTIVE COMPENSATION
Reference is hereby made to “Director Compensation” and “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Change in Control, Termination, Retirement, or Impaction” in the 2022 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is hereby made to “Ownership of Our Common Stock – Largest Shareholders” and “ – Share Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information” in the 2022 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is hereby made to “Information About Our Corporate Governance – Director Independence” and “ – Related Person Transaction Policy” in the 2022 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2022 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2022 Proxy Statement for PNMR. All such fees are fees of PNMR. PNMR charges a management fee to PNM and TNMP that includes an allocation of independent auditor fees.
C - 2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Part II, Item 8.

(a) - 2.	Financial Statement Schedules for the years 2020, 2019, and 2018 are omitted for the reason that they are not required or the information is otherwise supplied under Part II, Item 8.

(a) - 3.	Exhibits:

The documents listed below are being filed herewith or have been previously filed on behalf of PNM Resources, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant (s) File No:

Plan of Acquisition, reorganization, liquidation or succession
2.1	Agreement and Plan of Merger, dated as of October 20, 2020, by and among PNM Resources, Inc., Avangrid, Inc., and NM Green Holdings, Inc. (Merger Agreement)	2.1 to PNMR's Current Report on Form 8-K filed October 21, 2020	1-32462 PNMR

2.2	Amendment to Merger Agreement, dated as of January 3, 2022, by and among PNM Resources, Inc., Avangrid, Inc., and NM Green Holdings, Inc.	2.1 to PNMR’s Current Report on Form 8-K filed January 3, 2022	1-32462 PNMR

Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNMR, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNMR, Inc. with all amendments to and including October 24, 2017	3.4 to PNMR’s Current Report on Form 8-K filed October 25, 2017	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP with all amendments to and including June 18, 2013	3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013	2-97230 TNMP

Securities Instruments‡
PNMR
4.1	Description of PNM Resources, Inc. Securities	4.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2019	1-32462 PNMR

4.2	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.3	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNMR, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 15, 2005 PNMR Indenture)	4.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-32462 PNMR

PNM
4.4	Description of Public Service Company of New Mexico Securities	4.2 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2019	1-6986 PNM

4.5	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.6	Sixth Supplemental Indenture, dated as of May 1, 2003, supplemental to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee (PVNGS Maricopa PCRBs, Series 2003A)	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.7
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
		10.2 to PNM’s Current Report on Form 8-K/A filed July 29, 2010	1-6986 PNM

4.9	Agreement of Resignation, Appointment and Acceptance effective as of May 1, 2011, among PNM, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 11, 1998 PNM Indenture)	4.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-6986 PNM

4.10
Tenth Supplemental Indenture, dated as of September 1, 2012, supplemental to Indenture dated as of March 11, 1998, between PNM and Union Bank, N.A.(ultimate successor as trustee to The Chase Manhattan Bank), as Trustee (SJGS Farmington PCRBs Series 2012A)
		4.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012	1-6986 PNM

4.11
Eleventh Supplemental Indenture, dated as of September 1, 2016, supplemental to Indenture dated as of March 11, 1998, between PNM and MUFG Union Bank, N.A. (formerly Union Bank, N.A.) (ultimate successor as trustee to The Chase Manhattan Bank), as Trustee (SJGS and Four Corners Farmington PCRBs Series 2016A-B)
		4.1 to PNM’s Current Report on Form 8-K filed September 27, 2016	1-6986 PNM

4.12	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM’s Registration Statement No. 333-53367	333-53367 PNM

4.13	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNM, The Bank of New York Mellon Trust Company and Union Bank, N.A. (for August 1, 1998 PNM Indenture)	4.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-6986 PNM

4.14
Fifth Supplemental Indenture, dated as of August 11, 2015, supplemental to the Indenture dated as of August 1, 1998, between PNM and MUFG Union Bank, N.A., as Trustee ($250,000,000 of 3.85% Senior Notes due 2025, Series 2015)
		4.2 to PNM’s Current Report on Form 8-K filed August 11, 2015	1-6986 PNM

TNMP
4.15	First Mortgage Indenture dated as of March 23, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.16	Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee ($75,000,000 First Mortgage Bonds due 2011, Series 2009C)	4.1 to TNMP’s Current Report on Form 8-K filed May 6, 2009	2-97230 TNMP

4.17
First Amendment dated as of December 16, 2010 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee to The Third Supplemental Indenture dated as of April 30, 2009 (First Mortgage Bonds Series 2009C)
		4.1 to TNMP’s Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

4.18	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among TNMP, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 23, 2009 TNMP Indenture)	4.4 to TNMP’s Quarterly Report Form 10-Q for the quarter ended June 30, 2011	2-97230 TNMP

4.19	Fifth Supplemental Indenture dated as of April 3, 2013 between TNMP and Union Bank, N.A., as Trustee ($93,198,000 of 6.95% First Mortgage Bonds due 2043, Series 2013A)	4.1 to TNMP’s Current Report on Form 8-K filed April 3, 2013	2-97230 TNMP

4.20	Sixth Supplemental Indenture dated as of June 27, 2014 between TNMP and Union Bank, N.A., as Trustee ($80,000,000 of 4.03% First Mortgage Bonds due 2024, Series 2014A)	4.1 to TNMP’s Current Report on Form 8-K filed June 27, 2014	2-97230 TNMP

4.21	Seventh Supplemental Indenture dated as of February 10, 2016 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.53% First Mortgage Bonds due 2026, Series 2016A)	4.1 to TNMP’s Current Report on Form 8-K filed February 10, 2016	2-97230 TNMP

4.22	Eighth Supplemental Indenture dated as of August 24, 2017 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.22% First Mortgage Bonds due 2028, Series 2017A)	4.1 to TNMP’s Current Report on Form 8-K filed August 24, 2017	2-97230 TNMP

4.23	Ninth Supplemental Indenture dated as of June 28, 2018 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.85% First Mortgage Bonds due 2028, Series 2018A)	4.1 to TNMP’s Current Report on Form 8-K filed July 2, 2018	2-97230 TNMP

4.24
Tenth Supplemental Indenture dated as of March 29, 2019 between TNMP and MUFG Union Bank, N.A., as Trustee ($75,000,000 of 3.79% First Mortgage Bonds due 2034, Series 2019B, $75,000,000 of 3.92% First Mortgage Bonds due 2039, Series 2019C, $75,000,000 of 4.06% First Mortgage Bonds due 2044, Series 2019D)
		4.1 to TNMP's Current Report on Form 8-K filed March 29, 2019	2-97230 TNMP

4.25	Eleventh Supplemental Indenture dated as of July 1, 2019 between TNMP and MUFG Union Bank, N.A., as Trustee ($80,000,000 of 3.60% First Mortgage Bonds due 2029, Series 2019A)	4.1 to TNMP's Current Report on Form 8-K filed July 1, 2019	2-97230 TNMP

4.26
Twelfth Supplemental Indenture, dated as of April 24, 2020, between TNMP and MUFG Union Bank, N.A., as Trustee ($85,000,000 of 2.73% First Mortgage Bonds due 2030, Series 2020A, $25,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020B)
		4.1 to TNMP's Current Report on Form 8-K filed April 24, 2020	2-97230 TNMP

4.27
Thirteenth Supplemental Indenture, dated as of July 15, 2020, between TNMP and MUFG Union Bank, N.A., as Trustee ($25,000,000 of 2.93% First Mortgage Bonds due 2035, Series 2020C, $50,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020D)
		4.1 to TNMP's Current Report on Form 8-K filed July 15, 2020	2-97230 TNMP

4.28	Fourteenth Supplemental Indenture, dated as of August 16, 2021, between TNMP and U.S. Bank National Association, as Trustee ($65,000,000 of 2.44% First Mortgage Bonds due 2035, Series 2021A)	4.1 to TNMP’s Current Report on Form 8-K filed August 16, 2021	2-97230 TNMP

Material Contracts
10.1
Sixth Amendment to and Restatement of Credit Agreement dated July 30, 2018 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNMR Revolving Credit Facility)
		10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	1-32462 PNMR

10.2
Seventh Amendment to Credit Agreement dated December 19, 2018 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNMR Revolving Credit Facility)
		10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2018	1-32462 PNMR

10.3
Eighth Amendment to Credit Agreement, dated as of October 26, 2020, among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNMR Revolving Credit Facility)
		10.1 to PNMR's Current Report on Form 8-K filed October 28, 2020	1-32462 PNMR

10.4
Ninth Amendment to Credit Agreement, dated as of September 15, 2021, among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNMR Revolving Credit Facility)
		10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021	1-32462 PNMR

10.5
Fourth Amendment to and Restatement of Credit Agreement dated October 19, 2018 among PNM, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (PNM Revolving Credit Facility)
		10.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	1-6986 PNM

10.6
Credit Agreement dated as of December 12, 2017 among PNM, the lenders identified therein, and U.S. Bank National Association, as administrative agent and BOKF, N.A. d/b/a Bank of Albuquerque, as syndication agent (PNM New Mexico Credit Facility)
		10.1 to PNM’s Current Report on Form 8-K filed December 12, 2017	1-6986 PNM

10.7	Term Loan Agreement, dates as of June 18, 2021, between PNM and Bank of America, N.A., as lender	99.1 to PNM’s Current Report on Form 8-K filed June 21, 2021	1-6986 PNM

10.8	Note Purchase Agreement dated July 28, 2017 between PNM and the purchasers named therein (PNM 2018 SUNs, Series A-H)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017	1-6986 PNM

10.9	Note Purchase Agreement dated April 30, 2020 between PNM and the purchasers named therein (PNM 2020 SUNs, Series A-B)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020	1-6986 PNM

10.10	Note Purchase Agreement, dated July 14, 2021, between PNM and the purchasers named therein (PNM 2021 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed July 14, 2021	1-6986 PNM

10.11	Note Purchase Agreement, dated September 23, 2021, between PNM and the purchasers named therein (PNM September 2021 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed September 23, 2021	1-6986 PNM

10.12	Purchase and Sale Agreement dated November 1, 2020, between Navajo Transitional Energy Company and PNM	10.18 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-6986 PNM

10.13
Third Amended and Restated Credit Agreement dated as of September 25, 2017 among TNMP, the lenders identified therein and KeyBank National Association, as administrative agent (TNMP Revolving Credit Facility)
		10.1 to TNMP’s Current Report on Form 8-K filed September 27, 2017	2-97230 TNMP

10.14
First Amendment to Third Amended and Restated Credit Agreement dated April 19, 2019 among TNMP, the lenders party thereto, and KeyBank National Association, as administrative agent (TNMP Revolving Credit Facility)
		10.6 to TNMP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	2-97230 TNMP

10.15
Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 26, 2020, among TNMP identified therein and KeyBank National Association, as administrative agent (TNMP Revolving Credit Facility)
		10.5 to TNMP's Current Report on Form 8-K filed October 28, 2020	2-97230 TNMP

10.16
Third Amendment to Third Amended and Restated Credit Agreement, dated as of September 15, 2021, among TNMP identified therein and KeyBank, National Association, as administrative agent (TNMP Revolving Credit Facility)
		10.5 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021	2-97230 TNMP

10.17	Bond Purchase Agreement dated December 9, 2013 between TNMP and the purchasers named therein (for $80,000,000 4.03% First Mortgage Bonds, due 2024, Series 2014A)	10.1 to TNMP’s Current Report on Form 8-K filed December 10, 2013	2-97230 TNMP

10.18	Bond Purchase Agreement dated December 17, 2015 between TNMP and the purchasers named therein (for $60,000,000 3.53% First Mortgage Bonds, due 2026, Series 2016A)	10.1 to TNMP’s Current Report on Form 8-K filed December 21, 2015	2-97230 TNMP

10.19	Bond Purchase Agreement dated June 14, 2017 between TNMP and the purchasers named therein (for $60,000,000 3.22% First Mortgage Bonds due 2027, Series 2017A)	10.1 to TNMP’s Current Report on Form 8-K filed June 14, 2017	2-97230 TNMP

10.20	Bond Purchase Agreement dated June 28, 2018 between TNMP and the purchasers named therein ($60,000,000 of 3.85% First Mortgage Bonds due 2028, Series 2018A)	10.1 to TNMP’s Current Report on Form 8-K filed July 2, 2018	2-97230 TNMP

10.21	Bond Purchase Agreement dated February 26, 2019 between TNMP and the purchasers named therein ($305,000,000 of 2019 TNMP Bonds)	10.3 to TNMP’s Annual Report on Form 10-K for the year ended December 31, 2018	2-97230 TNMP

10.22	Bond Purchase Agreement dated April 24, 2020, between TNMP and the purchasers named therein ($185,000,000 of 2020 Bonds)	10.1 to TNMP’s Current Report on Form 8-K filed April 24, 2020	2-97230 TNMP

10.23	Bond Purchase Agreement dated July 14, 2021, between TNMP and the purchasers named therein ($65,000,000 of 2021 Bonds)	10.2 to TNMP’s Current Report on Form 8-K filed July 14, 2021	2-97230 TNMP

10.24**	PNMR 2014 Performance Equity Plan dated May 15, 2014	4.3 to PNMR’s Form S-8 Registration Statement filed May 15, 2014	333-195974 PNMR

10.25**	First Amendment to PNMR 2014 Performance Equity Plan	99.1 to PNMR’s Current Report on Form 8-K filed December 15, 2015	1-32462 PNMR

10.26**	Second Amendment to PNMR 2014 Performance Equity Plan effective January 1, 2017	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.27**	PNMR 2021 Officer Annual Incentive Plan dated March 29, 2021	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.28**	PNMR 2018 Long-Term Incentive Plan dated March 28, 2018	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.29**	First Amendment dated March 29, 2021 to PNMR 2018 Long-Term Incentive Plan	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.30**	PNMR 2019 Long-Term Incentive Plan dated March 28, 2019	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	1-32462 PNMR

10.31**	First Amendment to PNMR 2019 Long-Term Incentive Plan executed December 28, 2020	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.32**	Second Amendment dated March 29, 2021 to PNMR 2019 Long-Term Incentive Plan	10.4 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.33**	PNMR 2020 Long-Term Incentive Plan dated March 30, 2020	10.9 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-32462 PNMR

10.34**	First Amendment to PNMR 2020 Long-Term Incentive Plan executed December 28, 2020	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.35**	Second Amendment dated March 29, 2021 to PNMR 2020 Long-Term Incentive Plan	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.36**	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Charles Eldred, effective December 4, 2020	10.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.37**	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patricia Collawn, effective December 4, 2020	10.4 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.38**	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patrick Apodaca, effective December 4, 2020	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.39**	PNMR 2021 Long-Term Incentive Plan dated March 29, 2021	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.40**	PNMR Director Deferred Stock Rights Program effective December 1, 2017	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.41**	Acknowledgement Form for officer restricted stock rights and awards granted under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.4.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.42**	2021 Director Compensation Summary	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.43**	Acknowledgement Form with attached Terms and Conditions for restricted stock rights granted to directors on and after 2018 under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.44**	PNMR Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to PNMR’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.45**	First Amendment to PNMR Executive Spending Account Plan effective January 1, 2011	10.7 to PNMR’s Current Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.46**	Second Amendment to PNMR Executive Spending Account executed December 13, 2017	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.47**	Third Amendment to PNMR Executive Spending Account effective February 22, 2018	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.48**	PNMR Executive Savings Plan II (amended and restated effective January 1, 2015)	10.1.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.49**	First Amendment to PNMR Executive Savings Plan II executed April 15, 2016	10.7 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	1-32462 PNMR

10.50**	Second Amendment to PNMR Executive Savings Plan II executed December 28, 2020	10.7 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.51**	Summary of PNMR Officer Paid Time Off Program	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.52**	PNMR Annual Executive Physical Exam Program Wraparound Plan Document effective as of January 1, 2014	10.7 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2013	1-32462 PNMR

10.53**	PNMR Non-Union Severance Pay Plan effective December 1, 2021	Filed herewith	1-32462 PNMR

10.54**	PNMR Officer Retention Plan executed October 20, 2020, as amended and restated effective as of October 20, 2020	10.3 to PNMR’s Current Report on Form 8-K filed October 21, 2020	1-32462 PNMR

10.55**	PNMR Officer Life Insurance Plan dated April 28, 2004	10.24.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.56**	First Amendment to PNMR Officer Life Insurance Plan dated December 16, 2004	10.27 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2004.	333-32170 PNMR

10.57**	Second Amendment to PNMR Officer Life Insurance Plan executed April 15, 2007	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.58**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.59**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.60**	Fifth Amendment to the PNMR Officer Life Insurance Plan executed December 16, 2011	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.61**	PNMR Officer Financial Counseling Program offered by AYCO, a Goldman Sachs Company, effective January 9, 2020	Filed herewith	1-32462 PNMR

10.62**	PNMR Officers Long Term Disability Coverage Description for Prudential Policy effective January 1, 2012	10.8 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	333-32170 PNMR

10.63**	Form of Amended and Restated Indemnity Agreement for PNMR officers and directors approved July 23, 2019	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	1-32462 PNMR

10.64	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.65
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.66	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.67	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.68	Coal Supply Agreement dated July 1, 2015 between Westmoreland Coal Company and PNM	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015	1-6986 PNM

10.69	Amendment No. 1 to Coal Supply Agreement dated November 1, 2017 between Westmoreland Coal Company and PNM	10.4 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2017	1-6986 PNM

10.70	Amendment No. 2 to Coal Supply Agreement dated January 1, 2020 between Westmoreland San Juan Mining LLC and PNM	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-6986 PNM

10.71	Amendment No. 3 to Coal Supply Agreement dated January 1, 2020 between Westmoreland San Juan Mining LLC and PNM	10.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-6986 PNM

10.72	Amendment No. 4 to Coal Supply Agreement dated January 1, 2020 between Westmoreland San Juan Mining LLC and PNM	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-6986 PNM

10.73
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

10.75
New Exit Date Amendment Amending and Restating the Amended and Restated San Juan Project Participation Agreement made as of September 1, 2017 among PNM, Tucson Electric Power Company, The City of Farmington, New Mexico, The Incorporated County of Los Alamos, New Mexico and Utah Associated Municipal Power Systems
		10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017	1-6986 PNM

10.76	Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973	5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.77	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.78	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.79	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for year ended December 31, 1993	1-6986 PNM

10.80	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1994	1-6986 PNM

10.81	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.82	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.83	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the year ended December 31, 1990	1-6986 PNM

10.84	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2000	1-6986 PNM

10.85	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 13, 2011	10.1 to PNM’s Current Report on Form 8-K filed March 1, 2011	1-6986 PNM

10.86	Amendment No. 16, effective as of April 28, 2014, to the Arizona Nuclear Power Project Participation Agreement	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-6986 PNM

10.87	Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 transaction) together with Amendments No. 1, 2 and 3 thereto (refiled)	10.18 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.88	Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 transaction) together with Amendments No. 1, 2 and 3 thereto (refiled)	10.19 to PNM’s Annual Report on Form 10-K for year ended December 31, 1996	1-6986 PNM

10.89	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)	10.21 to PNM’s Annual Report on Form 10-K for year ended December 31, 1996	1-6986 PNM

10.90
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
		10.1 to PNM’s Current Report on Form 8-K filed March 18, 2014	1-6986 PNM

10.93	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between PNM and Mellon Bank, N.A.	10.68 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.94	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between PNM and Mellon Bank, N.A.	10.68.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1997	1-6986 PNM

10.95	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between PNM and Mellon Bank, N.A.	10.68.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 2003	1-6986 PNM

10.96	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.97	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNMR and TNMP for approval of the TNP acquisition	10.134 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

Subsidiaries
21	Certain subsidiaries of PNMR	Filed herewith	1-32462 PNMR

Auditor Consents

23.1	Consent of KPMG LLP for PNM Resources, Inc.	Filed herewith	1-32462 PNMR

23.2	Consent of KPMG LLP for Public Service Company of New Mexico	Filed herewith	1-6986 PNM

Officer Certifications

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-32462 PNMR

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-32462 PNMR

31.3	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-6986 PNM

31.4	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-6986 PNM

31.5	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	2-97230 TNMP

31.6	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	2-97230 TNMP

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-32462 PNMR

32.2	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-6986 PNM

32.3	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	2-97230 TNMP

Additional Exhibits
99.1*	Participation Agreement dated as of December 16, 1985, among the Owner Participant named therein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 16, 1985 with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 with the Owner Trustee), and PNM (Unit 1 transaction), including Appendix A definitions, together with Amendment No. 1 dated July 15, 1986 and Amendment No. 2 dated November 18, 1986 (refiled)	99.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

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
		10.6 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-6986 PNM

XBRL Exhibits

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document	Filed herewith	1-32462 PNMR/PNM/ TNMP

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith	1-32462 PNMR/PNM/ TNMP

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	1-32462 PNMR/PNM/ TNMP

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	1-32462 PNMR/PNM/ TNMP

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	1-32462 PNMR/PNM/ TNMP

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	1-32462 PNMR/PNM/ TNMP

104	Cover Page Inline XBRL File (included in Exhibits 101)	Filed herewith	1-32462 PNMR/PNM/ TNMP
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

PNM RESOURCES, INC.
(Registrant)

Date:	March 1, 2022	By	/s/ P. K. Collawn
P. K. Collawn
Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Director	March 1, 2022
P. K. Collawn
Chairman, President, and
Chief Executive Officer

/s/ J. D. Tarry	Principal Financial Officer	March 1, 2022
J. D. Tarry
Senior Vice President and
Chief Financial Officer

/s/ H. E. Monroy	Principal Accounting Officer	March 1, 2022
H. E. Monroy
Vice President and Corporate Controller

/s/ V.A. Bailey	Director	March 1, 2022
V.A. Bailey

/s/ N.P. Becker	Director	March 1, 2022
N. P. Becker

/s/ E. R. Conley	Director	March 1, 2022
E. R. Conley

/s/ A. J. Fohrer	Director	March 1, 2022
A. J. Fohrer

/s/ S. M. Gutierrez	Director	March 1, 2022
S. M. Gutierrez

/s/ J.A. Hughes	Director	March 1, 2022
J.A. Hughes

/s/ M. T. Mullarkey	Director	March 1, 2022
M. T. Mullarkey

/s/ D. K. Schwanz	Director	March 1, 2022
D. K. Schwanz

E - 1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	March 1, 2022	By	/s/ P. K. Collawn
P. K. Collawn
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	March 1, 2022
P. K. Collawn
President and
Chief Executive Officer

/s/ J. D. Tarry	Principal Financial Officer and Director	March 1, 2022
J. D. Tarry
Senior Vice President and
Chief Financial Officer

/s/ H. E. Monroy	Principal Accounting Officer	March 1, 2022
H. E. Monroy
Vice President and Corporate Controller

/s/ R. N. Darnell	Director	March 1, 2022
R. N. Darnell

/s/ C. N. Eldred	Director	March 1, 2022
C. N. Eldred

/s/ C. M. Olson	Director	March 1, 2022
C. M. Olson
E - 2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date:	March 1, 2022	By	/s/ P. K. Collawn
P. K. Collawn
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	March 1, 2022
P. K. Collawn
Chief Executive Officer

/s/ J. D. Tarry	Principal Financial Officer and Director	March 1, 2022
J. D. Tarry
Senior Vice President and
Chief Financial Officer

/s/ H. E. Monroy	Principal Accounting Officer	March 1, 2022
H. E. Monroy
Vice President and Corporate Controller

/s/ R. N. Darnell	Director	March 1, 2022
R. N. Darnell

/s/ C. N. Eldred	Director	March 1, 2022
C. N. Eldred

/s/ C. M. Olson	Director	March 1, 2022
C. M. Olson

/s/ J. N. Walker	Director	March 1, 2022
J. N. Walker
E - 3