Form 10-Q
period 2022-03-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2022-04-28
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

As of April 21, 2022, 85,834,874 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of April 21, 2022, was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of April 21, 2022, was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
CAA	Clean Air Act
CAISO	California Independent System Operator
CCAE	Coalition for Clean Affordable Energy
CCR	Coal Combustion Residuals
CFIUS	Committee on Foreign Investment in the United States
CFRE	Citizens for Fair Rates and the Environment
CO2	Carbon Dioxide
COVID-19	Novel coronavirus global pandemic
CSA	Coal Supply Agreement
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCOS	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
End Date	The date at which the Merger Agreement may be terminated if the Effective Time has not yet occurred; January 20, 2022, subsequently extended to April 20, 2023.
Energy Transition Charge	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
HSR Act	Hart-Scott Rodino Antitrust Improvement Act of 1976
Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
INDC	Intended Nationally Determined Contribution
IRC	Internal Revenue Code

IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
Joint Applicants	PNM, PNMR, Merger Sub, Avangrid and Iberdrola, S.A.
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
Leeward	Leeward Renewable Energy Development, LLC
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub, as amended by the amendment to the Merger Agreement dated January 3, 2022
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined below)
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for General Increase in Electric Rates Filed by PNM on December 7, 2016
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2021 Term Loan	PNM’s $75.0 Million 18-month Unsecured Term Loan that matures on December 18, 2022
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2021 Delayed-Draw Term Loan	PNMR’s $1.0 Billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2023

PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $40.0 million Unsecured Revolving Credit Facility
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP's General Rate Case Application filed on May 30, 2018
TNMP 2022 Bonds	TNMP's First Mortgage Bonds to be issued under the TNMP 2022 Bond Purchase Agreement
TNMP 2022 Bond Purchase Agreement	TNMP's Agreement for the sale of an aggregate $160.0 Million of TNMP's 2022 Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
Tri-State	Tri-State Generation and Transmission Association, Inc.
TSAs	Transmission Service Agreements
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
Western Spirit Line	An approximately 150-mile 345-kV transmission line that PNM purchased in December 2021
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$384,493	$346,585
Alternative revenue programs	(5,505)	(909)
Other electric operating revenue	65,130	19,031
Total electric operating revenues	444,118	364,707
Operating Expenses:
Cost of energy	168,414	115,396
Administrative and general	55,861	59,465
Energy production costs	33,566	36,896
Depreciation and amortization	75,764	69,874
Transmission and distribution costs	18,466	17,317
Taxes other than income taxes	23,979	22,593
Total operating expenses	376,050	321,541
Operating income	68,068	43,166
Other Income and Deductions:
Interest income	4,292	3,559
Gains (losses) on investment securities	(26,573)	968
Other income	4,330	4,252
Other (deductions)	(2,241)	(3,290)
Net other income and deductions	(20,192)	5,489
Interest Charges	26,220	25,884
Earnings before Income Taxes	21,656	22,771
Income Taxes	2,438	1,566
Net Earnings	19,218	21,205
(Earnings) Attributable to Valencia Non-controlling Interest	(3,095)	(3,494)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings Attributable to PNMR	$15,991	$17,579
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.19	$0.20
Diluted	$0.19	$0.20
Dividends Declared per Common Share	$0.3475	$0.3275

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net Earnings	$19,218	$21,205
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding (losses) arising during the period, net of income tax benefit of $1,657 and $845	(4,867)	(2,481)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $375 and $919	(1,102)	(2,699)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(451) and $(530)	1,325	1,557
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $0 and $(317)	—	930
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $0 and $158	—	(466)
Total Other Comprehensive Income (Loss)	(4,644)	(3,159)
Comprehensive Income	14,574	18,046
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,095)	(3,494)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income Attributable to PNMR	$11,347	$14,420

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$19,218	$21,205
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	84,672	78,857
Deferred income tax expense	2,009	1,447
(Gains) losses on investment securities	26,486	(967)
Stock based compensation expense	3,052	4,219
Allowance for equity funds used during construction	(2,668)	(2,621)
Other, net	708	3,234
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	21,169	17,205
Materials, supplies, and fuel stock	(5,183)	4,305
Other current assets	13,079	(18,978)
Other assets	(12,215)	6,561
Accounts payable	(15,905)	(9,647)
Accrued interest and taxes	909	76
Other current liabilities	(6,458)	(4,369)
Other liabilities	(12,263)	(14,050)
Net cash flows from operating activities	116,610	86,477

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(209,884)	(172,235)
Proceeds from sales of investment securities	125,246	123,596
Purchases of investment securities	(127,791)	(126,485)
Distributions from NMRD	—	572
Other, net	565	97
Net cash flows used in investing activities	(211,864)	(174,455)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings, net	$23,300	$165,500
Long-term borrowings	100,000	220,000
Repayment of long-term debt	—	(300,000)
Awards of common stock	(6,735)	(9,027)
Dividends paid	(29,960)	(28,243)
Valencia’s transactions with its owner	(4,232)	(5,243)
Transmission interconnection and security deposit arrangements	18,569	5,460
Refunds paid under transmission interconnection arrangements	(1,972)	(584)
Debt issuance costs and other, net	(431)	(292)
Net cash flows from financing activities	98,539	47,571

Change in Cash, Restricted Cash, and Equivalents	3,285	(40,407)
Cash, Restricted Cash, and Equivalents at Beginning of Period	1,104	47,928
Cash, Restricted Cash, and Equivalents at End of Period	$4,389	$7,521

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$21,682	$23,317
Income taxes (refunded), net	$(346)	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$38,918	$49,092

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,389	$1,104
Accounts receivable, net of allowance for credit losses of $6,392 and $7,265	116,015	123,292
Unbilled revenues	42,153	57,736
Other receivables	19,414	18,784
Materials, supplies, and fuel stock	70,244	65,061
Regulatory assets	18,597	14,785
Prepaid assets	25,149	37,325
Income taxes receivable	4,102	4,878
Other current assets	1,082	1,635
Total current assets	301,145	324,600
Other Property and Investments:
Investment securities	431,097	463,126
Equity investment in NMRD	89,344	89,158
Other investments	174	265
Non-utility property, net	24,420	25,439
Total other property and investments	545,035	577,988
Utility Plant:
Plant in service, held for future use, and to be abandoned	9,448,704	9,357,849
Less accumulated depreciation and amortization	3,003,558	2,952,743
	6,445,146	6,405,106
Construction work in progress	313,901	248,856
Nuclear fuel, net of accumulated amortization of $47,131 and $41,181	99,381	98,937
Net utility plant	6,858,428	6,752,899
Deferred Charges and Other Assets:
Regulatory assets	511,639	514,258
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	74,126	79,511
Other deferred charges	159,016	139,332
Total deferred charges and other assets	1,023,078	1,011,398
	$8,727,686	$8,666,885

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$86,000	$62,700
Current installments of long-term debt	179,419	179,339
Accounts payable	117,772	172,595
Customer deposits	5,364	5,095
Accrued interest and taxes	70,238	70,105
Regulatory liabilities	12,885	8,316
Operating lease liabilities	27,722	27,218
Dividends declared	29,960	132
Transmission interconnection arrangement liabilities	42,666	39,564
Other current liabilities	101,017	99,149
Total current liabilities	673,043	664,213
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	3,620,041	3,519,580
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	772,263	764,850
Regulatory liabilities	845,701	841,393
Asset retirement obligations	236,877	234,146
Accrued pension liability and postretirement benefit cost	15,772	19,057
Operating lease liabilities	47,369	55,993
Other deferred credits	335,291	333,195
Total deferred credits and other liabilities	2,253,273	2,248,634
Total liabilities	6,546,357	6,432,427
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,425,574	1,429,257
Accumulated other comprehensive income (loss), net of income taxes	(76,580)	(71,936)
Retained earnings	766,538	810,203
Total PNMR common stockholders’ equity	2,115,532	2,167,524
Non-controlling interest in Valencia	54,268	55,405
Total equity	2,169,800	2,222,929
	$8,727,686	$8,666,885

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2021	$1,429,257	$(71,936)	$810,203	$2,167,524	$55,405	$2,222,929
Net earnings before subsidiary preferred stock dividends	—	—	16,123	16,123	3,095	19,218
Total other comprehensive income (loss)	—	(4,644)	—	(4,644)	—	(4,644)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(59,656)	(59,656)	—	(59,656)
Awards of common stock	(6,735)	—	—	(6,735)	—	(6,735)
Stock based compensation expense	3,052	—	—	3,052	—	3,052
Valencia’s transactions with its owner	—	—	—	—	(4,232)	(4,232)
Balance at March 31, 2022	$1,425,574	$(76,580)	$766,538	$2,115,532	$54,268	$2,169,800

Balance at December 31, 2020	$1,429,941	$(79,183)	$698,707	$2,049,465	$59,009	$2,108,474
Net earnings before subsidiary preferred stock dividends	—	—	17,711	17,711	3,494	21,205
Total other comprehensive income (loss)	—	(3,159)	—	(3,159)	—	(3,159)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(28,111)	(28,111)	—	(28,111)
Awards of common stock	(9,027)	—	—	(9,027)	—	(9,027)
Stock based compensation expense	4,219	—	—	4,219	—	4,219
Valencia’s transactions with its owner	—	—	—	—	(5,243)	(5,243)
Balance at March 31, 2021	$1,425,133	$(82,342)	$688,175	$2,030,966	$57,260	$2,088,226

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$275,644	$251,206
Alternative revenue programs	(2,065)	976
Other electric operating revenue	65,130	19,031
Total electric operating revenues	338,709	271,213
Operating Expenses:
Cost of energy	138,814	88,886
Administrative and general	50,347	47,134
Energy production costs	33,566	36,896
Depreciation and amortization	45,790	41,949
Transmission and distribution costs	11,611	10,659
Taxes other than income taxes	13,565	12,639
Total operating expenses	293,693	238,163
Operating income	45,016	33,050
Other Income and Deductions:
Interest income	3,133	3,595
Gains (losses) on investment securities	(26,573)	968
Other income	3,048	2,708
Other (deductions)	(1,691)	(2,432)
Net other income and deductions	(22,083)	4,839
Interest Charges	14,572	12,893
Earnings before Income Taxes	8,361	24,996
Income Taxes	823	2,834
Net Earnings	7,538	22,162
(Earnings) Attributable to Valencia Non-controlling Interest	(3,095)	(3,494)
Net Earnings Attributable to PNM	4,443	18,668
Preferred Stock Dividend Requirements	(132)	(132)
Net Earnings Available for PNM Common Stock	$4,311	$18,536

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net Earnings	$7,538	$22,162
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding (losses) arising during the period, net of income tax benefit of $1,657 and $845	(4,867)	(2,481)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $375 and $919	(1,102)	(2,699)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(451) and $(530)	1,325	1,557
Total Other Comprehensive Income (Loss)	(4,644)	(3,623)
Comprehensive Income	2,894	18,539
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,095)	(3,494)
Comprehensive Income (Loss) Attributable to PNM	$(201)	$15,045

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$7,538	$22,162
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	53,844	50,108
Deferred income tax expense	893	2,910
(Gains) losses on investment securities	26,486	(967)
Allowance for equity funds used during construction	(2,294)	(2,135)
Other, net	894	911
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	22,466	17,491
Materials, supplies, and fuel stock	(4,636)	4,341
Other current assets	11,418	(21,763)
Other assets	(11,065)	5,780
Accounts payable	(6,876)	(934)
Accrued interest and taxes	14,873	14,729
Other current liabilities	(4,879)	(1,911)
Other liabilities	(10,198)	(13,196)
Net cash flows from operating activities	98,464	77,526

Cash Flows From Investing Activities:
Utility plant additions	(96,359)	(88,198)
Proceeds from sales of investment securities	125,246	123,596
Purchases of investment securities	(127,791)	(126,485)
Other, net	565	97
Net cash flows used in investing activities	(98,339)	(90,990)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$(2,700)	$(10,000)
Dividends paid	(132)	(132)
Valencia’s transactions with its owner	(4,232)	(5,243)
Transmission interconnection and security deposit arrangements	12,170	3,810
Refunds paid under transmission interconnection arrangements	(1,972)	(584)
Debt issuance costs and other, net	(293)	87
Net cash flows from financing activities	2,841	(12,062)

Change in Cash, Restricted Cash, and Equivalents	2,966	(25,526)
Cash, Restricted Cash, and Equivalents at Beginning of Period	19	31,446
Cash, Restricted Cash, and Equivalents at End of Period	$2,985	$5,920

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$9,070	$7,568
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$26,620	$30,828

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,985	$19
Accounts receivable, net of allowance for credit losses of $6,392 and $7,265	87,329	98,151
Unbilled revenues	31,424	44,759
Other receivables	16,871	16,538
Affiliate receivables	8,895	8,837
Materials, supplies, and fuel stock	62,578	57,942
Regulatory assets	13,749	8,721
Prepaid assets	18,639	30,266
Other current assets	995	1,456
Total current assets	243,465	266,689
Other Property and Investments:
Investment securities	431,097	463,126
Other investments	38	129
Non-utility property, net	10,426	10,717
Total other property and investments	441,561	473,972
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,655,734	6,602,015
Less accumulated depreciation and amortization	2,268,349	2,235,068
	4,387,385	4,366,947
Construction work in progress	184,282	182,520
Nuclear fuel, net of accumulated amortization of $47,131 and $41,181	99,381	98,937
Net utility plant	4,671,048	4,648,404
Deferred Charges and Other Assets:
Regulatory assets	426,177	428,981
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	69,022	73,903
Other deferred charges	137,183	116,552
Total deferred charges and other assets	684,014	671,068
	$6,040,088	$6,060,133

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$4,700	$7,400
Current installments of long-term debt	179,419	179,339
Accounts payable	74,299	107,795
Affiliate payables	10,768	15,203
Customer deposits	5,364	5,095
Accrued interest and taxes	52,011	37,137
Regulatory liabilities	12,885	8,316
Operating lease liabilities	25,826	25,278
Dividends declared	132	132
Transmission interconnection arrangement liabilities	40,666	39,564
Other current liabilities	78,269	70,643
Total current liabilities	484,339	495,902
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,702,214	1,701,771
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	634,592	630,682
Regulatory liabilities	651,495	653,830
Asset retirement obligations	236,098	233,383
Accrued pension liability and postretirement benefit cost	15,448	18,718
Operating lease liabilities	44,377	52,552
Other deferred credits	246,202	246,502
Total deferred credits and liabilities	1,828,212	1,835,667
Total liabilities	4,014,765	4,033,340
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,547,918	1,547,918
Accumulated other comprehensive income (loss), net of income taxes	(76,580)	(71,936)
Retained earnings	488,188	483,877
Total PNM common stockholder’s equity	1,959,526	1,959,859
Non-controlling interest in Valencia	54,268	55,405
Total equity	2,013,794	2,015,264
	$6,040,088	$6,060,133

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2021	$1,547,918	$(71,936)	$483,877	$1,959,859	$55,405	$2,015,264
Net earnings	—	—	4,443	4,443	3,095	7,538
Total other comprehensive income (loss)	—	(4,644)	—	(4,644)	—	(4,644)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,232)	(4,232)
Balance at March 31, 2022	$1,547,918	$(76,580)	$488,188	$1,959,526	$54,268	$2,013,794

Balance at December 31, 2020	$1,494,918	$(78,511)	$388,336	$1,804,743	$59,009	$1,863,752
Net earnings	—	—	18,668	18,668	3,494	22,162
Total other comprehensive income (loss)	—	(3,623)	—	(3,623)	—	(3,623)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(5,243)	(5,243)
Balance at March 31, 2021	$1,494,918	$(82,134)	$406,872	$1,819,656	$57,260	$1,876,916

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$108,849	$95,379
Alternative revenue programs	(3,440)	(1,885)
Total electric operating revenues	105,409	93,494
Operating Expenses:
Cost of energy	29,600	26,510
Administrative and general	12,013	12,230
Depreciation and amortization	23,642	22,190
Transmission and distribution costs	6,855	6,658
Taxes other than income taxes	9,057	8,881
Total operating expenses	81,167	76,469
Operating income	24,242	17,025
Other Income and Deductions:
Interest income	1,182	—
Other income	1,052	1,386
Other (deductions)	(115)	(324)
Net other income and deductions	2,119	1,062
Interest Charges	9,150	8,475
Earnings before Income Taxes	17,211	9,612
Income Taxes	2,151	877
Net Earnings	$15,060	$8,735

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$15,060	$8,735
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	23,856	22,428
Deferred income tax (benefit)	(345)	(1,471)
Allowance for equity funds used during construction and other, net	(374)	(477)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(1,297)	(286)
Materials and supplies	(547)	(36)
Other current assets	1,670	1,231
Other assets	(1,329)	1,322
Accounts payable	(3,848)	(3,182)
Accrued interest and taxes	(12,485)	(9,911)
Other current liabilities	(599)	(373)
Other liabilities	(802)	(1,310)
Net cash flows from operating activities	18,960	16,670
Cash Flows From Investing Activities:
Utility plant additions	(100,556)	(76,149)
Net cash flows used in investing activities	(100,556)	(76,149)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings, net	74,600	43,100
Short-term borrowings – affiliate, net	700	—
Transmission interconnection arrangements	6,400	1,650
Debt issuance costs and other, net	(104)	(71)
Net cash flows from financing activities	81,596	44,679

Change in Cash and Cash Equivalents	—	(14,800)
Cash and Cash Equivalents at Beginning of Period	—	14,800
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$10,020	$9,229
Income taxes (refunded), net	$(346)	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$1,237	$13,465

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable	28,686	25,141
Unbilled revenues	10,729	12,977
Other receivables	4,439	4,108
Materials and supplies	7,666	7,119
Regulatory assets	4,848	6,064
Other current assets	1,301	1,989
Total current assets	57,669	57,398
Other Property and Investments:
Other investments	136	136
Non-utility property, net	12,793	13,499
Total other property and investments	12,929	13,635
Utility Plant:
Plant in service and plant held for future use	2,505,711	2,475,859
Less accumulated depreciation and amortization	574,255	563,004
	1,931,456	1,912,855
Construction work in progress	122,220	53,401
Net utility plant	2,053,676	1,966,256
Deferred Charges and Other Assets:
Regulatory assets	85,462	85,277
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	4,782	5,264
Other deferred charges	8,898	10,277
Total deferred charges and other assets	325,807	327,483
	$2,450,081	$2,364,772

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$75,000	$400
Short-term debt – affiliate	700	—
Accounts payable	38,004	43,089
Affiliate payables	3,574	6,568
Accrued interest and taxes	27,520	40,005
Operating lease liabilities	1,853	1,882
Transmission interconnection arrangement liabilities	2,000	—
Other current liabilities	6,639	4,968
Total current liabilities	155,290	96,912
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	918,025	918,050
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	159,291	157,248
Regulatory liabilities	194,206	187,563
Asset retirement obligations	779	763
Accrued pension liability and postretirement benefit cost	324	339
Operating lease liabilities	2,713	3,155
Other deferred credits	62,836	59,185
Total deferred credits and other liabilities	420,149	408,253
Total liabilities	1,493,464	1,423,215
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	737,166	737,166
Retained earnings	219,387	204,327
Total common stockholder’s equity	956,617	941,557
	$2,450,081	$2,364,772

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2021	$64	$737,166	$204,327	$941,557
Net earnings	—	—	15,060	15,060
Balance at March 31, 2022	$64	$737,166	$219,387	$956,617

Balance at December 31, 2020	$64	$685,166	$140,448	$825,678
Net earnings	—	—	8,735	8,735
Balance at March 31, 2021	$64	$685,166	$149,183	$834,413

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2022 and December 31, 2021, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2022 and 2021. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2021 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2022 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual audited Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2021 Annual Reports on Form 10-K.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. The Board declared dividends on common stock of $0.3475 per share in February 2022 and $0.3275 per share in March 2021, which are reflected as "Dividends Declared per Common Share" on the PNMR Condensed Consolidated Statements of Earnings.

PNMR did not make any cash equity contributions to PNM or TNMP in the three months ended March 31, 2022 and 2021. Neither PNM nor TNMP declared or paid any cash dividends to PNMR in the three months ended March 31, 2022 and 2021.

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

Corporate and Other

The Corporate and Other segment includes PNMR holding company activities, primarily related to corporate level debt and PNMR Services Company. The activities of PNMR Development and the equity method investment in NMRD are also included in Corporate and Other. Eliminations of intercompany transactions are reflected in the Corporate and Other segment.

The following tables present summarized financial information for PNMR by segment. PNM and TNMP each operate in only one segment. Therefore, tabular segment information is not presented for PNM and TNMP.

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended March 31, 2022
Electric operating revenues	$338,709	$105,409	$—	$444,118
Cost of energy	138,814	29,600	—	168,414
Utility margin	199,895	75,809	—	275,704
Other operating expenses	109,089	27,925	(5,142)	131,872
Depreciation and amortization	45,790	23,642	6,332	75,764
Operating income (loss)	45,016	24,242	(1,190)	68,068
Interest income	3,133	1,182	(23)	4,292
Other income (deductions)	(25,216)	937	(205)	(24,484)
Interest charges	(14,572)	(9,150)	(2,498)	(26,220)
Segment earnings (loss) before income taxes	8,361	17,211	(3,916)	21,656
Income taxes (benefit)	823	2,151	(536)	2,438
Segment earnings (loss)	7,538	15,060	(3,380)	19,218
Valencia non-controlling interest	(3,095)	—	—	(3,095)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$4,311	$15,060	$(3,380)	$15,991

At March 31, 2022:
Total Assets	$6,040,088	$2,450,081	$237,517	$8,727,686
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended March 31, 2021
Electric operating revenues	$271,213	$93,494	$—	$364,707
Cost of energy	88,886	26,510	—	115,396
Utility margin	182,327	66,984	—	249,311
Other operating expenses	107,328	27,769	1,174	136,271
Depreciation and amortization	41,949	22,190	5,735	69,874
Operating income (loss)	33,050	17,025	(6,909)	43,166
Interest income	3,595	—	(36)	3,559
Other income (deductions)	1,244	1,062	(376)	1,930
Interest charges	(12,893)	(8,475)	(4,516)	(25,884)
Segment earnings (loss) before income taxes	24,996	9,612	(11,837)	22,771
Income taxes (benefit)	2,834	877	(2,145)	1,566
Segment earnings (loss)	22,162	8,735	(9,692)	21,205
Valencia non-controlling interest	(3,494)	—	—	(3,494)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$18,536	$8,735	$(9,692)	$17,579

At March 31, 2021:
Total Assets	$5,561,146	$2,163,250	$218,913	$7,943,309
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	PNMR Consolidated
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2021	$11,715	$(83,651)	$(71,936)	$—	$(71,936)
Amounts reclassified from AOCI (pre-tax)	(1,477)	1,776	299	—	299
Income tax impact of amounts reclassified	375	(451)	(76)	—	(76)
Other OCI changes (pre-tax)	(6,524)	—	(6,524)	—	(6,524)
Income tax impact of other OCI changes	1,657	—	1,657	—	1,657
Net after-tax change	(5,969)	1,325	(4,644)	—	(4,644)
Balance at March 31, 2022	$5,746	$(82,326)	$(76,580)	$—	$(76,580)

Balance at December 31, 2020	$20,403	$(98,914)	$(78,511)	$(672)	$(79,183)
Amounts reclassified from AOCI (pre-tax)	(3,618)	2,087	(1,531)	(624)	(2,155)
Income tax impact of amounts reclassified	919	(530)	389	158	547
Other OCI changes (pre-tax)	(3,326)	—	(3,326)	1,247	(2,079)
Income tax impact of other OCI changes	845	—	845	(317)	528
Net after-tax change	(5,180)	1,557	(3,623)	464	(3,159)
Balance at March 31, 2021	$15,223	$(97,357)	$(82,134)	$(208)	$(82,342)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)    Earnings Per Share

Dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$15,991	$17,579
Average Number of Common Shares:
Outstanding during period	85,835	85,835
Vested awards of restricted stock	256	196
Average Shares – Basic	86,091	86,031
Dilutive Effect of Common Stock Equivalents:
Restricted stock	80	24
Average Shares – Diluted	86,171	86,055

Net Earnings Per Share of Common Stock:
Basic	$0.19	$0.20
Diluted	$0.19	$0.20

(5)   Electric Operating Revenues

PNMR is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP.

Additional information concerning electric operating revenue is contained in Note 4 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

As a result of the economic conditions resulting from the COVID-19 pandemic, PNM updated its allowance for accounts receivable balances and recorded incremental credit losses of $(0.9) million and $1.6 million in the three months ended March 31, 2022 and 2021. The NMPRC issued an order authorizing all public utilities to create a regulatory asset to defer incremental costs related to COVID-19, including increases in uncollectible accounts. See discussion regarding regulatory treatment in Note 12.

In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the three months ended March 31, 2022 and 2021, there were no estimated credit losses related to these transactions.

In February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. During the weather event, generators experienced an extreme spike in market driven fuel prices and in turn charged REPs excessive market driven power prices which eventually get passed to end users on their electricity bill. Given the uncertainty of the collectability of end users' bills by REPs, ERCOT also

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

increased the collateral required by REPs in order to do business within ERCOT's Balancing Authority. TNMP deferred bad debt expense (credit losses) from defaulting REPs to a regulatory asset which totaled $0.8 million at both March 31, 2022 and December 31, 2021 and will seek recovery in a general rate case.

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects alternative revenue program revenues ("ARP") and other revenues.

	PNM	TNMP	PNMR Consolidated
Three Months Ended March 31, 2022	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$112,574	$39,368	$151,942
Commercial	88,004	33,103	121,107
Industrial	23,132	8,390	31,522
Public authority	4,426	1,526	5,952
Economy energy service	8,940	—	8,940
Transmission	34,526	25,529	60,055
Miscellaneous	4,042	933	4,975
Total revenues from contracts with customers	275,644	108,849	384,493
Alternative revenue programs	(2,065)	(3,440)	(5,505)
Other electric operating revenues (1)	65,130	—	65,130
Total Electric Operating Revenues	$338,709	$105,409	$444,118
(1) Increase in 2022 is primarily the result of participation in the EIM beginning in April 2021.

	PNM	TNMP	PNMR Consolidated
Three Months Ended March 31, 2021	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$114,669	$35,094	$149,763
Commercial	81,934	29,429	111,363
Industrial	18,900	7,293	26,193
Public authority	4,587	1,482	6,069
Economy energy service	10,581	—	10,581
Transmission	17,503	21,121	38,624
Miscellaneous	3,032	960	3,992
Total revenues from contracts with customers	251,206	95,379	346,585
Alternative revenue programs	976	(1,885)	(909)
Other electric operating revenues	19,031	—	19,031
Total Electric Operating Revenues	$271,213	$93,494	$364,707

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $77.7 million at March 31, 2022 and $86.8 million at December 31, 2021 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a TSA with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset as of March 31, 2022 is $3.4 million and $0.6 million as of December 31, 2021. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheet.

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

(6)     Variable Interest Entities

How an enterprise evaluates and accounts for its involvement with variable interest entities, focuses primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity (“VIE”). This evaluation requires continual reassessment of the primary beneficiary of a VIE. Additional information concerning PNM’s VIEs is contained in Note 10 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three months ended March 31, 2022 and 2021, PNM paid $4.8 million and $4.9 million for fixed charges and $0.1 million and $0.2 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating revenues	$4,932	$5,127
Operating expenses	1,837	1,633
Earnings attributable to non-controlling interest	$3,095	$3,494

	Financial Position
	March 31,	December 31,
	2022	2021
	(In thousands)
Current assets	$3,206	$3,042
Net property, plant, and equipment	52,198	52,908
Total assets	55,404	55,950
Current liabilities	1,136	545
Owners’ equity – non-controlling interest	$54,268	$55,405

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
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support constitute PNMR’s maximum exposure to loss from the VIE at March 31, 2022.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)    Fair Value of Derivative and Other Financial Instruments

Additional information concerning energy related derivative contracts and other financial instruments is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unusually cold weather in February 2021 resulted in higher than expected natural gas and purchased power costs. PNM mitigated the impacts from the cold weather by securing gas supplies in advance, engaging in market purchases when lower prices were available, and adjusting plant operation of its gas units to minimize reliance on higher-priced gas supplies. PNM estimates the impact of the cold weather conditions in the first quarter of 2021 resulted in approximately $20 million of additional natural gas costs and approximately $8 million in additional purchased power costs. These fuel increases were passed through to customers under the FPPAC.

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the three months ended March 31, 2022 and the year ended December 31, 2021, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as regulatory assets and liabilities. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	March 31, 2022	December 31, 2021
	(In thousands)
Other current assets	$183	$684
Other deferred charges	—	—
	183	684
Other current liabilities	(3,852)	(2,275)
Other deferred credits	—	—
	(3,852)	(2,275)
Net	$(3,669)	$(1,591)

Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the table above are equal amounts of current assets and current liabilities aggregating $0.2 million at March 31, 2022 and $0.5 million at December 31, 2021, resulting from PNM’s hazard sharing arrangements with Tri-State. The hazard sharing arrangements are net-settled upon delivery.

As discussed above, PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes zero and $0.2 million in current assets and $3.7 million and $1.8 million of current liabilities related to this plan at March 31, 2022 and December 31, 2021.

At March 31, 2022 and December 31, 2021, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at both March 31, 2022 and December 31, 2021, amounts posted as cash collateral under margin arrangements were $0.5 million, which is included in other current assets on the Condensed Consolidated Balance Sheets. At both March 31, 2022 and December 31, 2021, obligations to return cash collateral were $0.9 million, which is included in other current liabilities on the Condensed Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of mark-to-market commodity derivative instruments on PNM’s revenues and cost of energy during the three months ended March 31, 2022 and 2021 were less than $0.1 million. Commodity derivatives had no impact on OCI for any of the periods presented.

PNM's net buy (sell) volume positions for energy were 122,400 MWh at both March 31, 2022 and December 31, 2021. PNM had no open gas commodity volume positions at March 31, 2022 or December 31, 2021.

PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At March 31, 2022 and December 31, 2021, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At March 31, 2022 and December 31, 2021, the fair value of investment securities included $364.1 million and $394.5 million for the NDT and $67.0 million and $68.6 million for the mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At March 31, 2022 and December 31, 2021, PNM had no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings. Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Equity securities:
Net gains from equity securities sold	$5,006	$2,022
Net (losses) from equity securities still held	(22,035)	(3,166)
Total net (losses) on equity securities	(17,029)	(1,144)
Available-for-sale debt securities:
Net gains (losses) on debt securities	(9,544)	2,112
Net gains (losses) on investment securities	$(26,573)	$968

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $(8.9) million and $1.1 million for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Proceeds from sales	$125,246	$123,596
Gross realized gains	$10,178	$8,692
Gross realized (losses)	$(5,840)	$(3,443)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2022, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$32,919
After 1 year through 5 years	70,710
After 5 years through 10 years	87,507
After 10 years through 15 years	16,377
After 15 years through 20 years	12,815
After 20 years	34,865
$255,193

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

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of March 31, 2022 and December 31, 2021. Management of the Company independently verifies the information provided by pricing services.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
March 31, 2022
Cash and cash equivalents	$13,935	$13,935	$—
Equity securities:
Corporate stocks, common	84,240	84,240	—
Corporate stocks, preferred	8,253	3,349	4,904
Mutual funds and other	69,476	69,476	—
Available-for-sale debt securities:
U.S. government	56,695	53,720	2,975	$283
International government	13,004	—	13,004	832
Municipals	43,828	—	43,828	227
Corporate and other	141,666	—	141,666	6,398
	$431,097	$224,720	$206,377	$7,740

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
December 31, 2021
Cash and cash equivalents	$7,895	$7,895	$—
Equity securities:
Corporate stocks, common	97,626	97,626	—
Corporate stocks, preferred	9,114	3,775	5,339
Mutual funds and other	75,285	75,241	44
Available-for-sale debt securities:
U.S. government	43,128	13,204	29,924	$214
International government	16,001	—	16,001	1,508
Municipals	47,050	—	47,050	1,807
Corporate and other	167,027	—	167,027	12,212
	$463,126	$197,741	$265,385	$15,741

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
March 31, 2022	(In thousands)
PNMR	$3,799,460	$3,708,586
PNM	$1,881,633	$1,785,939
TNMP	$918,025	$922,647

December 31, 2021
PNMR	$3,698,919	$3,915,010
PNM	$1,881,110	$1,975,987
TNMP	$918,050	$1,039,023

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

(8)    Stock-Based Compensation

PNMR has various stock-based compensation programs, which provide restricted stock awards under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements. Restricted stock expected to be awarded under the PEP for performance periods ending after 2023, no longer have market targets. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At March 31, 2022, PNMR had unrecognized expense related to stock awards of $6.8 million, which is expected to be recognized over an average of 2.0 years.

The grant date fair value for restricted stock and stock awards with internal Company performance targets is determined based on the market price of PNMR common stock on the date of the agreements reduced by the present value of future dividends that will not be received prior to vesting. The grant date fair value is applied to the total number of shares that are anticipated to vest, although the number of performance shares that ultimately vest cannot be determined until after the performance periods end. The grant date fair value of stock awards with market targets were determined using Monte Carlo simulation models, which provide grant date fair values that include an expectation of the number of shares to vest at the end of the measurement period.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Three Months Ended March 31,
Restricted Shares and Performance Based Shares	2022	2021
Expected quarterly dividends per share	$0.3475	$0.3275
Risk-free interest rate	1.46%	0.32%

Market-Based Shares
Dividend yield	—%	2.76%
Expected volatility	—%	33.69%
Risk-free interest rate	—%	0.29%

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the three months ended March 31, 2022:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2021	167,270	$43.71
Granted	171,919	40.66
Released	(152,740)	41.80
Forfeited	(682)	40.27
Outstanding at March 31, 2022	185,767	$45.64

PNMR’s current stock-based compensation program provides for performance targets through 2024 and market targets through 2023. Included, as granted and released, in the table above are 92,343 previously awarded shares that were earned for the 2019 - 2021 performance measurement period and ratified by the Board in February 2022 (based upon achieving targets at below "maximum" levels). Excluded from the table above are 142,047, 152,414, and 173,051 shares for the three-year performance periods ending in 2022, 2023 and 2024 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Three Months Ended March 31,
Restricted Stock	2022	2021
Weighted-average grant date fair value	$40.66	$43.68
Total fair value of restricted shares that vested (in thousands)	$6,906	$8,967
(9)   Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities, term loans, and other debt agreements contains a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR agreements this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities, term loans, and other debt agreements generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

filing and short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

Financing Activities

On April 27, 2022, TNMP entered into an agreement (the "TNMP 2022 Bond Purchase Agreement") with institutional investors for the sale of $160.0 million aggregate principal amount of two series of TNMP first mortgage bonds (the "TNMP 2022 Bonds") offered in private placement transactions. TNMP will issue the first series of $65.0 million of the TNMP 2022 Bonds on May 12, 2022, at a 4.13% interest rate, due May 12, 2052 and the second series of $95.0 million of the TNMP 2022 Bonds will be issued on or before July 28, 2022, at a 3.81% interest rate, due July 28, 2032. The proceeds will be used to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. The TNMP 2022 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indenture governing the TNMP 2022 Bonds. The terms of the supplemental indenture governing the TNMP 2022 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2022 Bonds at par. However, the definition of change of control in the supplemental indenture governing the TNMP 2022 Bonds will not be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP 2022 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

On May 18, 2021, PNMR entered into a $1.0 billion delayed-draw term loan agreement (the “PNMR 2021 Delayed-Draw Term Loan”), among PNMR, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. In 2021, PNMR drew $900.0 million to repay and terminate existing indebtedness as discussed in Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K. On January 24, 2022, PNMR drew the remaining $100.0 million available.

On March 9, 2018, PNMR issued $300.0 million aggregate principal amount of 3.25% SUNs (the “PNMR 2018 SUNs”), which matured on March 9, 2021. On December 22, 2020, PNMR entered into the $300.0 million PNMR 2020 Delayed-Draw Term Loan with a January 2022 maturity and drew $80.0 million to refinance existing indebtedness and for other corporate purposes. On March 9, 2021, PNMR utilized the remaining $220.0 million of capacity under the PNMR 2020 Delayed-Draw Term Loan to repay an equivalent amount of the PNMR 2018 SUNs. The remaining $80.0 million repayment of the PNMR 2018 SUNs was funded through borrowings under the PNMR Revolving Credit Facility. The PNMR 2020 Delayed-Draw Term Loan was prepaid without penalty in May 2021 with proceeds from the PNMR 2021 Delayed-Draw Term Loan.

At March 31, 2022, variable interest rates were 1.29% on the PNMR 2021 Delayed-Draw Term Loan that matures in May 2023 and 1.28% on the PNM 2021 Term Loan that matures in December 2022.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. Both facilities currently expire on October 31, 2023 and contain options to be extended through October 2024, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires on December 12, 2022. The TNMP Revolving Credit Facility has a financing capacity of $75.0 million secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. On March 11, 2022, the TNMP Revolving Credit Facility was amended to extend the maturity to September 23, 2024, replace the LIBOR benchmark with SOFR, include two one-year extension options, subject to approval by a majority of the lenders, and incorporate an accordion feature that would allow TNMP to increase the size of the revolver to $100.0 million subject to certain conditions. PNMR Development had a $40.0 million revolving credit facility that was scheduled to expire on January 31, 2022. On May 18, 2021, the PNMR Development Revolving Credit Facility was terminated. Variable interest rates under the PNMR and PNM facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-term debt outstanding consists of:

	March 31,	December 31,
Short-term Debt	2022	2021
	(In thousands)
PNM Revolving Credit Facility	$4,700	$7,400
TNMP Revolving Credit Facility	75,000	400
PNMR Revolving Credit Facility	6,300	54,900
	$86,000	$62,700

At March 31, 2022, the weighted average interest rates were 1.70% for the PNM Revolving Credit Facility, 1.25% for the TNMP Revolving Credit Facility, and 1.95% for the PNMR Revolving Credit Facility. There were no borrowings outstanding under the PNM 2017 New Mexico Revolving Credit Facility at March 31, 2022.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.4 million, zero, and zero at March 31, 2022 that reduce the available capacity under their respective revolving credit facilities. In addition, PNMR had $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of March 31, 2022 and December 31, 2021, neither PNM nor PNMR Development had any intercompany borrowings from PNMR. TNMP had $0.7 million and zero in intercompany borrowings from PNMR at March 31, 2022 and December 31, 2021. PNMR had $6.3 million and $6.4 million in intercompany borrowings from PNMR Development at March 31, 2022 and December 31, 2021.

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

At April 21, 2022, PNMR, PNM, and TNMP had availability of $265.5 million, $400.0 million, and zero under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. PNM had $40.0 million of availability under the PNM 2017 New Mexico Credit Facility. Total availability at April 21, 2022, on a consolidated basis, was $705.5 million for PNMR. As of April 21, 2022, PNM and PNMR Development had no borrowings from PNMR under their intercompany loan agreements. However, TNMP had $30.2 million in intercompany borrowings from PNMR. PNMR had $6.3 million in intercompany borrowings from PNMR Development. At April 21, 2022, PNMR, PNM, and TNMP had invested cash of $0.9 million, $8.7 million, and zero.

The Company’s debt arrangements have various maturities and expiration dates. PNM has $104.5 million of PCRBs that must be refinanced or repriced in June 2022 and the PNM 2021 $75.0 million Term Loan matures in December 2022. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

Additional information concerning pension and OPEB plans is contained in Note 11 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K. Annual net periodic benefit cost for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year. Differences between TNMP's annual net periodic costs (income) and amounts included in its regulated rates are deferred to regulatory assets or liabilities, for recovery or refund in future rate proceedings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2022	2021	2022	2021	2022	2021
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$2	$6	$—	$—
Interest cost	4,214	4,036	479	477	90	90
Expected return on plan assets	(7,141)	(7,133)	(1,088)	(1,042)	—	—
Amortization of net loss	3,949	4,541	—	—	82	100
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$1,022	$1,444	$(607)	$(559)	$172	$190

PNM did not make any contributions to its pension plan trust in the three months ended March 31, 2022 and 2021 and does not anticipate making any contributions to the pension plan in 2022 through 2026 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 2.9%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the three months ended March 31, 2022 and 2021, however, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $0.9 million for both the three months ended March 31, 2022 and 2021. These payments are expected to total $3.2 million in 2022 and $11.9 million for 2023-2026. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million in both the three months ended March 31, 2022 and 2021 and are expected to total $1.3 million during 2022 and $4.7 million for 2023-2026.

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2022	2021	2022	2021	2022	2021
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$9	$11	$—	$—
Interest cost	430	435	77	77	3	4
Expected return on plan assets	(618)	(795)	(104)	(102)	—	—
Amortization of net (gain) loss	233	312	(130)	(80)	—	9
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$45	$(48)	$(148)	$(94)	$3	$13

TNMP did not make any contributions to its pension plan trust in the three months ended March 31, 2022 and 2021 and does not anticipate making any contributions to the pension plan in 2022 through 2026 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 2.9%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three months ended March 31, 2022 and 2021 and does not expect to make contributions to the OPEB trust during

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the period 2022-2026. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero in the three months ended March 31, 2022 and 2021 and are expected to total $0.1 million during 2022 and $0.3 million in 2023-2026.

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

Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At March 31, 2022 and December 31, 2021, PNM had a liability for interim storage costs of $12.4 million and $13.0 million, which is included in other deferred credits.

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

On December 20, 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. On August 20, 2019, EPA finalized the draft guidance that was previously released as a companion to the regional haze rule revisions, and EPA clarified that guidance in a memorandum issued on July 8, 2021. SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM will retire its share of SJGS in 2022. On April 7, 2022, EPA announced its intent to make findings by August 31, 2022 of the states that have failed to submit regional haze implementation plans for the second planning period and directed states to file their plans by August 15, 2022 to avoid inclusion in that finding. Despite that announcement, on April 13, 2022, four environmental groups sued EPA in the U.S. District Court for the Northern District of California seeking to compel EPA to issue a finding that 34 states failed to submit regional haze SIPs for the second planning period. NMED’s current timeline indicates the proposed SIP will be submitted between July 2022 and January 2023.

Carbon Dioxide Emissions

On August 3, 2015, EPA established standards to limit CO2 emissions from power plants, including (1) Carbon Pollution Standards for new, modified, and reconstructed power plants; and (2) the Clean Power Plan for existing power plants.

Multiple states, utilities and trade groups filed petitions for review in the DC Circuit to challenge both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources in separate cases. Challengers successfully petitioned the US Supreme Court for a stay of the Clean Power Plan. However, before the DC Circuit could issue an opinion regarding either the Carbon Pollution Standards or the Clean Power Plan, the Trump Administration asked that the case be held in abeyance while the rules were re-evaluated, which was granted.

On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines. EPA set the Best System of Emissions Reduction ("BSER") for existing coal-fired power plants as heat rate efficiency improvements based on a range of "candidate technologies" that can be applied inside the fence-line of an individual facility. On September 17, 2019, the DC Circuit issued an order that granted motions by various petitioners, including industry groups and EPA, to dismiss the cases challenging the Clean Power Plan as moot due to EPA’s issuance of the ACE Rule.

The ACE Rule was also challenged, and on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al., finding that EPA misinterpreted the CAA when it determined that the language of Section 111 unambiguously barred consideration of emissions reduction options that were not applied at the source. As a result, the court vacated the ACE Rule and remanded the record back to the EPA for further consideration consistent with the court's opinion. While the DC Circuit rejected the ACE Rule, it did not reinstate the Clean Power Plan. EPA filed a motion seeking a partial stay of the mandate as to the repeal of the Clean Power Plan, to ensure the court’s order will not render effective the now out-of-date Clean Power Plan. On February 22, 2021, the U.S. Court of Appeals for the DC Circuit granted EPA’s motion, indicating that it would withhold issuance of the mandate with respect to the repeal of the Clean Power Plan until EPA responds to the court’s remand in a new rulemaking action. EPA has commenced the rulemaking process under section 111 to establish new emission guidelines for CO2 emissions from existing power plants. The agency indicates that it plans to publish the draft rule in the summer of 2022 with a final rule in summer of 2023.

Four petitions for writ of certiorari were filed in the US Supreme Court seeking review of the DC Circuit’s January opinion vacating the ACE Rule and the repeal of the Clean Power Plan. The petitioners include (1) West Virginia and 18 other

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

states that had intervened to defend the ACE Rule, (2) North American Coal Corporation, (3) North Dakota (separately from the other states), and (4) Westmoreland Mining Holdings LLC. On October 29, 2021, the US Supreme Court granted the four petitions for writs of certiorari. Oral arguments in the US Supreme Court were held on February 28, 2022. A decision is expected by the end of June 2022.

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

Ozone Standard – On October 1, 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 parts per billion. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. On July 13, 2020, EPA proposed to retain the existing ozone NAAQS based on a review of the full body of currently available scientific evidence and exposure/risk information. EPA finalized its decision to retain the ozone NAAQS in a notice published on December 31, 2020 making it immediately effective. The Center for Biological Diversity filed a lawsuit on February 25, 2021, challenging the decision to retain the existing ozone standard. In response to lawsuits brought by states and environmental groups, on October 29, 2021, EPA filed a motion in the DC Circuit indicating it will reconsider the 2020 ozone NAAQS standard. EPA expects to complete this review by the end of 2023.

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

PNM does not believe there will be material impacts to its facilities because of NMED’s non-attainment designation of the small area within Doña Ana County. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, PNM is unable to predict what impact the adoption of these standards may have on Four Corners. With respect to EPA's reconsideration of the 2020 decision to retain the 2015 ozone standards, PNM cannot predict the outcome of this matter.

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

On May 23, 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule, as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. On July 16, 2018, several environmental groups filed a petition for review with EPA’s Environmental Appeals Board ("EAB") concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised ELG, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the EAB. EAB thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit on September 30, 2019. The permit was once again appealed to the EAB and was stayed before the effective date. Oral argument was heard on September 3, 2020. The EAB issued an order denying the petition for review on September 30, 2020. The denial was based on the EAB's determination that the petitioners had failed to demonstrate that review of the permit was warranted on any of the grounds presented in the petition. Thereafter, the Regional Administrator of the EPA signed a Notice of Final Permit Decision, and the NPDES permit was issued on November 9, 2020. The permit became effective December 1, 2020 and will expire on November 30, 2025. On January 22, 2021, the environmental groups filed a petition for review of the EAB's decision with the U.S. Court of Appeals for the Ninth Circuit. The September 2019 permit remains in effect pending this appeal. On March 21, 2022, EPA provided notice in the Federal Register of a proposed settlement agreement with the environmental groups. Under the proposed settlement, the parties would seek to stay the associated case for at least 15 months during which a third-party consultant would spend 12 months sampling discharges from Four Corners and EPA would spend three months completing an analysis. Comments on the proposed settlement were due by April 20, 2022. PNM cannot predict whether the parties will ultimately sign the settlement agreement or whether the analysis to be conducted under the settlement agreement will result in changes to the NPDES permit that will have a material impact on PNM’s financial position, results of operations, or cash flows.

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

On August 14, 2019, EPA published a second round of revisions, which are commonly referred to as the “Phase Two” revisions. Phase Two proposed revisions to reporting and accessibility to public information, the "CCR piles" and "beneficial use" definitions and the requirements for management of CCR piles. EPA has reopened and extended the Phase Two comment period several times. Most recently, on March 12, 2021, EPA reopened the comment period on its prior notice that announced the availability of new information and data pertaining to the Phase Two proposed rule. EPA extended the comment period for an additional 60 days, until May 11, 2021. EPA has not yet finalized provisions in Phase Two related to beneficial use of CCR and CCR piles. This activity is on EPA's long-term agenda, which means EPA has no plans to address these issues in the next 12 months.

Since promulgating its Phase Two proposal, EPA has finalized two other rules addressing various CCR rule provisions. On December 2, 2019, EPA promulgated its proposed Holistic Approach to Closure Part A ("Part A"), which proposed a new deadline of August 31, 2020, for companies to initiate closure of unlined CCR impoundments. In accordance with the DC Circuit Court of Appeals’ vacatur of portions of the CCR Rule, Part A also proposed changing the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”. In addition, Part A delineated a process for owners/operators to submit requests for alternative closure deadlines based on lack of alternate disposal capacity. EPA issued the final Part A on August 28, 2020, which became effective on September 28, 2020. This rule finalized the classification of soil-lined and clay-lined surface impoundments as unlined, thus, triggering closure or retrofit requirements for those impoundments. The final Part A also gave operators of unlined impoundments until April 11, 2021 to cease receipt of waste at these units and initiate closure.

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

Other Commitments and Contingencies
Coal Supply

SJGS

The coal requirements for SJGS are supplied by WSJ LLC. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid the current San Juan mine owner and operator, WSJ LLC, for certain coal mined but not yet delivered to the plant site. At March 31, 2022 and December 31, 2021, prepayments for coal, which are included in prepaid assets, amounted to $10.0 million and $20.4 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

Pricing under the SJGS CSA is primarily fixed, with adjustments to reflect changes in general inflation and takes into account that WSJ LLC has been paid for coal mined but not delivered. Substantially all of PNM's coal costs are passed through the FPPAC. In November 2018, PNM provided notice to Westmoreland that PNM does not intend to extend the term of the SJGS CSA or to negotiate a new coal supply agreement for SJGS, which would have resulted in the current agreement expiring on its own terms on June 30, 2022. On February 17, 2022, PNM and WSJ LLC entered into an amendment to extend the SJGS CSA through September 30, 2022, subject to FERC’s acceptance of amendments to the San Juan Project Participation Agreement. The CSA amendment provides for a fixed price increase of $5.00 per ton, beginning April 1, 2022, which would pass through the FPPAC. FERC accepted the amendments to the participation agreement on March 24, 2022. See additional discussion of PNM’s SJGS Abandonment Application in Note 12.

WSJ LLC notified PNM in July 2021 that it had encountered unfavorable geologic conditions that were impeding longwall progress in the San Juan Mine. On August 17, 2021, WSJ LLC issued a formal notice of non-normal conditions due to WSJ LLC’s inability to maintain a reserve of coal at required levels. WSJ LLC also notified PNM that these geologic complications constituted a force majeure event that was preventing WSJ LLC from satisfying its obligation to maintain required coal inventory levels. Geologic conditions had reportedly improved, and on December 9, 2021, WSJ LLC gave formal notice that they were terminating the potential force majeure conditions. Subsequently, on April 14, 2022, WSJ LLC again

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

notified PNM that they had encountered similar geologic conditions and once again issued formal notice of a force majeure event. PNM does not know whether reduced levels of coal inventory may continue until normal conditions recur in the longwall panel or whether the period of non-normal conditions will impact full load operations through the remainder of the CSA and PNM's projected system reserve margin for the 2022 summer peak. See additional discussion of PNM’s SJGS Abandonment Application in Note 12.

The SJGS Restructuring Agreement sets forth terms under which PNM acquired the coal inventory, including coal mined but not delivered, of the exiting SJGS participants as of January 1, 2016, and supplied coal to the SJGS exiting participants for the period from January 1, 2016 through December 31, 2017, and is supplying coal to the SJGS remaining participants over the term of the SJGS CSA. Coal costs under the SJGS CSA are significantly less than under the previous arrangement with SJCC. Since substantially all of PNM’s coal costs are passed through the FPPAC, the benefit of the reduced costs is passed through to PNM’s customers.

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

Four Corners

APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under the Four Corners CSA that expires in 2031. The coal comes from reserves located within the Navajo Nation. The contract provides for pricing adjustments over its term based on economic indices. PNM's share of the coal costs is being recovered through the FPPAC. In connection with the exit of Four Corners, PNM would make payments totaling $75.0 million to NTEC for relief from its obligations under the coal supply agreements for Four Corners after December 31, 2024. PNM is not proposing to recover the $75.0 million from ratepayers and, if approved, would not be recovered through the FPPAC. See Note 12 for additional information on PNM's Four Corners Abandonment Application. See additional discussion of the Four Corners CSA in Note 17 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

NTEC contracted with Bisti Fuels Company, LLC, a subsidiary of The North American Coal Corporation, for management and operation of the mine. Under the CSA, NTEC has the right, after a specified period, to request approval from the Four Corners owners to replace Bisti Fuels Company as mine manager with NTEC’s internal resources and perform all or some mine management functions. APS granted approval on behalf of the owners on June 16, 2021, subject to certain credit assurance requirements. On June 17, 2021, NTEC notified The North American Coal Corporation that the contract mining agreement between Bisti Fuels Company and NTEC is terminated effective September 30, 2021. NTEC assumed direct operations at Navajo Mine on October 1, 2021.

Coal Mine Reclamation

As indicated under Coal Combustion Residuals Waste Disposal above, SJGS currently disposes of CCRs in the surface mine pits adjacent to the plant and Four Corners disposes of CCRs in ponds and dry storage areas. As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K, in conjunction with the proposed shutdown of SJGS Units 2 and 3 and to comply with the BART requirements of the CAA, periodic updates to the coal mine reclamation study were requested by the SJGS participants. These updates have included adjustments to reflect the December 2017 shutdown of SJGS Units 2 and 3, the terms of the reclamation services agreement with WSJ LLC, and changes to reflect the requirements of the 2015 San Juan mine permit plan.

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

Based on the most recent estimates, PNM’s remaining payments as of March 31, 2022, for mine reclamation, in future dollars, are estimated to be $72.9 million for the surface mines at both SJGS and Four Corners and $34.9 million for the underground mine at SJGS. At March 31, 2022 and December 31, 2021, liabilities, in current dollars, of $66.6 million and $67.4 million for surface mine reclamation and $28.3 million and $27.9 million for underground mine reclamation were recorded in other deferred credits.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K, as part of the restructuring of SJGS ownership, the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $5.2 million in 2021 and, based on PNM’s reclamation trust fund balance at March 31, 2022, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $7.0 million in 2022 and zero in each of 2023 and 2024.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.2 million in 2021, and anticipates providing additional funding of $2.1 million in each of the years from 2022 through 2024. As discussed above, under the terms of the Four Corners Purchase and Sale Agreement with NTEC, PNM will make its final reclamation payment to NTEC based on the reclamation study in 2024 and will have no further obligations regarding the mine reclamation.

PNM recovers from retail customers reclamation costs associated with the underground mine. However, the NMPRC has capped the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million for both SJGS and Four Corners. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. The impacts of changes in New Mexico state law as a result of the enactment of the ETA and regulatory determinations made by the NMPRC may also affect PNM’s financial position, results of operations, and cash flows. See additional discussion regarding PNM’s SJGS and Four Corners Abandonment Applications in Note 12. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.

San Juan County Decommissioning Ordinance

On November 9, 2021, the San Juan County Commission approved the Coal-Fired Electricity Generating Facility Demolition and Remediation Ordinance (“Ordinance 121”), requiring the full demolition of SJGS upon its complete and permanent closure. Ordinance 121 requires the SJGS owners to submit a proposed demolition and remediation plan no later than three months after SJGS is retired. In connection with restructuring of the SJGS ownership on December 31, 2017, PNM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and the other SJGS owners entered into the San Juan Decommissioning and Trust Funds Agreement, which requires PNM to fund its ownership share of final decommissioning costs into an irrevocable trust. Under the agreement, PNM is required to make an initial funding of $14.7 million by December 31, 2022. The amount and timing of additional trust funding is subject to revised decommissioning cost studies, a decision by the current owners to permanently retire SJGS and agreement among the SJGS owners. PNM has posted a surety bond in the amount of $46.0 million in connection with certain environmental decommissioning obligations and must maintain the bond or other financial assurance until those obligations are satisfied. The surety bond only represents a liability if PNM fails to deliver on its contractual liability. For information regarding the impact of Ordinance 121 on PNM’s SJGS decommissioning ARO see Note 15 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

Texas Winter Storm

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. Various regulatory and governmental entities are conducting, or have announced they may conduct, inquiries, investigations and other reviews of the Texas winter storm event. Entities that have announced that they plan to conduct or are conducting such inquiries, investigations and other reviews include FERC, NERC, Texas Reliability Entity Inc., ERCOT, the Texas Legislature, the Texas Attorney General, the PUCT, and the Galveston County District Attorney. Further, lawsuits have been filed against various market participants relating to the power outages resulting from the Texas winter storm, including TNMP. As a utility operating during the Texas winter storm event, there is a risk TNMP could be named in additional lawsuits in the future. TNMP intends to vigorously defend itself against any claims raised. TNMP deferred bad debt expense from defaulting REPs to a regulatory asset which totaled $0.8 million at both March 31, 2022 and December 31, 2021, and will seek recovery in a general rate case. At this time, the Company does not expect significant financial impacts related to this event, however, it cannot predict the outcome of such matters or the impact on the ERCOT market.

(12)   Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

PNMR

Merger Regulatory Proceedings

On October 20, 2020, PNMR, Avangrid and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. Among other conditions, consummation of the Merger is subject to receipt of all required regulatory approvals. Five federal agencies and the PUCT have completed their reviews and approved the Merger, leaving the NMPRC as the only remaining approval necessary for the Merger. The original application before the NMPRC was filed in November 2020. For additional information on the Merger regulatory proceedings see Note 17.

PNM

Renewable Energy Portfolio Standard

As discussed in Note 11, the ETA, enacted on June 14, 2019, amends the REA including removal of diversity requirements and certain customer caps and exemptions relating to the application of the RPS under the REA. The REA provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures that utilities recover costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The ETA sets a RCT of $60 per MWh using an average annual levelized resource cost basis. PNM makes renewable procurements consistent with the NMPRC approved plans and recovers certain renewable procurement costs from customers through the renewable energy rider billed on a KWh basis.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•Solar distributed generation, aggregating 211.8 MW at March 31, 2022, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2022 renewable energy procurement plan, which became effective on January 1, 2022, PNM proposed to collect $66.9 million for the year. PNM recorded revenues from the rider of $14.5 million and $15.9 million in the three months ended March 31, 2022 and 2021.

Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2021. The NMPRC currently has an open inquiry docket into the continued use of renewable riders by New Mexico utilities. PNM is unable to predict the outcome of the NMPRC's inquiry.

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

On April 15, 2021, PNM filed its 2020 Energy Efficiency Annual Report which reconciles the actual 2020 profit incentive collections with the profit incentive authorized by the NMPRC resulting in an additional $0.8 million incentive collected during the remainder of 2021. The additional incentive was authorized for 2020 because annual energy savings for the year exceeded 87 GWh, and was the maximum level of profit incentive allowed under the approved mechanism. PNM began collecting the additional incentive effective May 27, 2021. On April 15, 2022, PNM filed an Advice Notice which reconciles the actual 2021 energy efficiency profit incentive collections with the profit incentive authorized by the NMPRC resulting in an additional $0.3 million incentive to be collected through the energy efficiency rider during the remainder of 2022. The additional incentive was authorized for 2021 because annual energy savings for the year exceeded 94 GWh. PNM will begin collecting the incentive effective May 31, 2022, unless suspended by the NMPRC.

On April 15, 2020, PNM filed an application for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The proposed program portfolio consists of twelve programs with a total annual budget of $31.4 million in 2021, $31.0 million in 2022, and $29.6 million in 2023. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget if PNM were to achieve energy savings of at least 80 GWh in a year. The proposed incentive, as modified in rebuttal testimony, would increase if PNM is able to achieve savings greater than 94 GWh in a year. On September 17, 2020, the hearing examiner in the case issued a recommended decision recommending that PNM's proposed energy efficiency and load management program be approved. On October 28, 2020, the NMPRC issued an order adopting the recommended decision in its entirety.

2020 Decoupling Petition

As discussed above, the legislature amended the EUEA to, among other things, include a decoupling mechanism for disincentives. On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. PNM proposed to record the difference between the annual revenue per customer derived from the cost of service approved in the NM 2015 Rate Case and the annual revenue per customer actually recovered from the rate classes beginning on January 1, 2021. If approved, PNM would collect the difference from customers if the revenue per customer from the NM 2015 Rate Case exceeds the actual revenue recovered, or return the difference to customers if the actual revenue per customer recovered exceeds the revenue per customer from the NM 2015 Rate Case. On July 13, 2020, NEE, ABCWUA, the City of Albuquerque, and Bernalillo County filed motions to dismiss the petition

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on the grounds that approving PNM’s proposed rate adjustment mechanism outside of a general rate case would result in retroactive ratemaking and piecemeal ratemaking. The motions to dismiss also allege that PNM’s proposed rate adjustment mechanism is inconsistent with the EUEA. Responses to the motions to dismiss were filed on August 7, 2020. On September 16, 2020, ABCWUA, Bernalillo County, CCAE, the City of Albuquerque, NEE, NMAG, NMPRC Staff ("Staff"), and WRA filed testimony. CCAE and WRA supported PNM's petition, but recommended that the rate adjustment mechanism not take effect until new rates are approved in PNM's next general rate case. The other parties filing testimony opposed PNM's petition. On October 2, 2020, PNM requested an order to vacate the public hearing, scheduled to begin October 13, 2020, and staying the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the hearing examiner approved PNM's request to stay the proceeding and vacate the public hearing and required PNM to file a petition for declaratory order by October 30, 2020. On October 30, 2020, PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On November 4, 2020, ABCWUA and Bernalillo County jointly filed a competing petition asking the NMPRC to issue a declaratory order on the EUEA’s requirements related to disincentives. On November 24, 2020, the NMAG requested that the NMPRC deny both petitions for declaratory orders and instead address disincentives under the EUEA in a rulemaking. On March 17, 2021, the NMPRC issued an order granting the petitions for declaratory order, commencing a declaratory order proceeding to address the petitions, denying the NMAG’s request to initiate a rulemaking, and appointing a hearing examiner to preside over the declaratory order proceeding. Initial briefs were filed on June 7, 2021 and response briefs were filed on June 28, 2021. Oral arguments were made on July 15, 2021.

On January 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. The recommended decision also states that a utility may request approval of a rate adjustment mechanism to remove regulatory disincentives to energy efficiency and load management measures and programs through a stand-alone petition, as part of the utility’s triennial energy efficiency application or a general rate case and that PNM is not otherwise precluded from petitioning for a rate adjustment mechanism prior to its next general rate case. Finally, the recommended decision stated that the EUEA does not permit the NMPRC to reduce a utility’s ROE based on approval of a disincentive removal mechanism founded on removing regulatory disincentives to energy efficiency and load management measures and programs. The recommended decision does not specifically prohibit a downward adjustment to a utility’s capital structure, based on approval of a disincentive removal mechanism. On April 27, 2022, the NMPRC issued an order adopting the recommended decision in its entirety. PNM cannot predict the outcome of this matter.

Integrated Resource Plans

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.

2020 IRP

NMPRC rules required PNM to file its 2020 IRP in July 2020. On March 16, 2020, PNM filed a motion to extend the deadline to file its 2020 IRP to six months after the NMPRC issues a final order approving a replacement resource portfolio and closes the docket in the bifurcated SJGS Abandonment Application and replacement resource proceedings. On April 8, 2020, the NMPRC approved PNM's motion to extend the deadline to file its 2020 IRP as requested. On January 29, 2021, PNM filed its 2020 IRP addressing the 20-year planning period, from 2020 through 2040. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024. The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth. On May 24, 2021, the hearing examiner issued a procedural schedule and required PNM, upon request, to provide modeling data and assumptions to parties within two weeks. Additionally, PNM was required upon request, to run modeling or provide reasonable access to PNM virtual machines at PNM's expense. The alternative modeling deadline concluded on August 30, 2021 and Staff's recommendation was filed on November 12, 2021. The recommendation found that PNM has met the requirements of the IRP rule, but not the requirements of the NM 2016 Rate Case. On April 6, 2022, the NMPRC issued an order requiring PNM to update its 2020 IRP and to identify material events, including the SJGS extension and replacement resource delays, and the related impact to its plan. On April 27, 2022, PNM responded to the NMPRC order, as required. PNM cannot predict the outcome of this matter.

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

SJGS Abandonment Application

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application sought NMPRC approval to retire PNM’s share of SJGS after the existing coal supply and participation agreements end in June 2022, for approval of replacement resources, and for the issuance of energy transition bonds. PNM's application proposed several replacement resource scenarios. The SJGS Abandonment Application also included a request to issue approximately $361 million of energy transition bonds (the “Securitized Bonds”). PNM’s request for the issuance of Securitized Bonds included approximately $283 million of forecasted undepreciated investments in SJGS at June 30, 2022, an estimated $28.6 million for plant decommissioning and coal mine reclamation costs, approximately $9.6 million in upfront financing costs, and approximately $20.0 million for job training and severance costs for affected employees. Proceeds from the Securitization Bonds would also be used to fund approximately $19.8 million for economic development in the four corners area.

On July 10, 2019, the NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing, and the other addressing replacement resources. The NMPRC indicated that PNM's July 1, 2019 filing is responsive to the January 30, 2019 order. Hearings on the abandonment and securitized financing proceedings were held in December 2019 and hearings on replacement resources were held in January 2020.

On February 21, 2020, the hearing examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of replacement resources, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The hearing examiners recommended that PNM be authorized to abandon SJGS by June 30, 2022, and to record regulatory assets for certain other abandonment costs that are not specifically addressed under the provisions of the ETA to preserve its ability to recover the costs in a future general rate case. The hearing examiners recommended that this authority only extend to the deferral of the costs and it not be an approval of any ratemaking treatment. The hearing examiners also recommended PNM be authorized to issue Securitized Bonds of up to $361 million and establish a rate rider to collect non-bypassable customer charges for repayment of the bonds and be subject to bi-annual adjustments (the "Energy Transition Charge"). The hearing examiners recommended an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the hearing examiners recommended PNM be granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, economic development, and workforce training. On April 1, 2020, the NMPRC unanimously approved the hearing examiners' recommended decisions regarding the abandonment of SJGS and the related securitized financing under the ETA.

On April 10, 2020, CFRE and NEE filed a notice of appeal with the NM Supreme Court of the NMPRC's approval of PNM's request to issue securitized financing under the ETA. The NM Supreme Court granted motions to intervene filed by PNM, WRA, CCAE, and the Sierra Club. On May 8, 2020, CFRE and NEE filed a joint statement of issues with the NM Supreme Court which asserted that the NMPRC improperly applied the ETA and that the ETA violates the New Mexico Constitution. On August 17, 2020, the appellants filed a Brief in Chief and on October 5, 2020, PNM, WRA, CCAE, and Sierra Club filed Answer Briefs. On January 10, 2022, the NM Supreme Court issued its decision rejecting CFRE’s and NEE’s constitutional challenges to the ETA and affirmed the NMPRC final order.

In March 2020, PNMR and PNM recorded obligations of $9.4 million and $8.1 million for estimated severances, $8.9 million for obligations to fund severances and other costs of WSJ LLC employees, and to fund $19.8 million to state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. The total amount recorded for these estimates of $36.9 million and $36.0 million is reflected in other current liabilities and as a corresponding deferred regulatory asset on PNMR's and PNM's Condensed Consolidated Balance Sheets at December 31, 2021. In the three

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

months ended March 31, 2022, PNM paid $8.9 million for obligations to fund severances and other costs of WSJ LLC employees. PNM revised its estimates in the first quarter reflecting other current liabilities of $27.7 million and $26.8 million and deferred regulatory assets of $36.8 million and $35.9 million on PNMR's and PNM's Condensed Consolidated Balance Sheets at March 31, 2022. These estimates may continue to be adjusted in future periods as the Company refines its expectations.

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

Throughout 2021 and continuing into 2022, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects. All four project developers have notified PNM that completion of the projects will be delayed and no longer available for the 2022 summer peak and some may also not be available for the 2023 summer peak. The delays in the SJGS replacement resources, coupled with the abandonment of SJGS Units 1 and 4 present a risk that PNM will not have sufficient operational resources to meet the 2022 summer peak demand and reliably serve its customers unless PNM is able to place additional generation resources in service. In the second half of 2021, PNM entered into three agreements to purchase power from third parties to minimize potential impacts to customers; the purchase of 85 MW, unit contingent from Four Corners for June through September of 2022; the purchase of 150 MW, firm power in June and September 2022; and the purchase of 40 MW, unit contingent from PVNGS Unit 3 for the full year of 2022. After considering these additional contracts, PNM projected a system reserve margin ranging from 0.9% to (3.4%) during the 2022 summer peak. As a result, on February 17, 2022, PNM filed a Notice and Request for Modification to or Variance from Abandonment Date for SJGS Unit 4 with the NMPRC. The filing provided notice that PNM had obtained agreement from the SJGS owners and WSJ LLC to extend operation of SJGS Unit 4 until September 30, 2022. SJGS Unit 4 will provide 327 MW of capacity and improve PNM’s projected system reserve margin to a range from 17.4% to 9.8%. On February 23, 2022, the NMPRC issued an order finding that PNM did not require NMPRC approval to extend operation of SJGS Unit 4 for an additional three-month period. The NMPRC’s order states that issues regarding the prudence or reasonableness of the decisions made, actions taken by PNM, and recoverability of costs related to the continued operation of SJGS Unit 4, including fuel costs collected through PNM’s FPPAC, shall be subject to review in a future proceeding. On February 25, 2022, the amended San Juan Project Participation Agreement was filed with FERC. On March 18, 2022, PNM filed its Compliance Notice updating its January 26, 2022 Compliance Notice indicating that 65 MW of SJGS Unit 4 owned as a deregulated merchant resource will be available to PNM retail operations on a system contingent basis, which increases PNM's projected system reserve margin to a range from 20.7% to 12.5% during the 2022 summer peak. On March 24, 2022, FERC accepted the amended SJGS participation agreement. Given the non-normal geological condition impeding longwall progress in the San Juan Mine, PNM does not know whether reduced levels of coal inventory may continue to impact full load operations through the remainder of the CSA and the projected system reserve margin for the 2022 summer peak. See Note 11.

On February 28, 2022, WRA and CCAE filed a Joint Motion for Order to Show Cause and Enforce Financing Order and Supporting Brief, which requests that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS is abandoned, and to otherwise enforce the NMPRC’s April 1, 2020 final order. On March 14, 2022, PNM filed its response to the Joint Motion to Show Cause refuting the movants' claims that the ETA and April 1, 2020 Financing Order require energy transition bonds be issued at the time of abandonment and that rates be reduced upon abandonment as not being legally supportable. The movants filed joint replies on March 24, 2022. In response, on March 30, 2022, the NMPRC issued an Order appointing hearing examiners to conduct a hearing, if necessary, and to issue a recommended decision to address the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issues raised by the motion. The Order also states that the hearing examiners should endeavor to issue a recommended decision with sufficient time for consideration of exceptions and for the NMPRC to be able to take action prior to June 30, 2022. The hearing examiners issued a procedural order which required PNM to file testimony on April 20, 2022 and scheduled a hearing to begin on May 23, 2022. PNM cannot predict the outcome of this matter.

Additional information concerning the SJGS Abandonment Application is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

Four Corners Abandonment Application

On November 1, 2020, PNM entered into the Four Corners Purchase and Sale Agreement with NTEC, pursuant to which PNM will sell its 13% ownership interest (other than certain transmission assets) in Four Corners to NTEC. The sale is contingent upon NMPRC approval and expected to close by the end of 2024. In connection with the sale, PNM would make payments of $75.0 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after December 31, 2024. Pursuant to the Four Corners Purchase and Sale Agreement, PNM will retain its current plant decommissioning and coal mine reclamation obligations. PNM made an initial payment to NTEC of $15.0 million in November 2020, subject to refund with interest upon termination of the Four Corners Purchase and Sale Agreement prior to closing. Under the terms of the Four Corners Purchase and Sale Agreement, upon receipt of the NMPRC approval, PNM would make a final payment of $60.0 million. The initial $15.0 million payment was recorded in other deferred charges on the Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021.

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of energy transition bonds as provided by the ETA. PNM’s request for the issuance of Securitized Bonds included approximately $272 million of forecasted undepreciated investments in Four Corners at December 31, 2024, an estimated $4.6 million for plant decommissioning costs, an estimated $7.3 million in upfront financing costs, and an estimated $16.5 million in economic development. PNM intends to submit a separate application for NMPRC approval of a replacement resource portfolio following NMPRC action on this application.

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

A hearing began August 31, 2021, briefs were filed October 1, 2021 and response briefs were filed October 13, 2021. On November 12, 2021, the hearing examiner issued a recommended decision recommending approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 15, 2021, the NMPRC issued a final order rejecting the hearing examiners recommended decision and denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. In its order, the NMPRC concluded that PNM needed to conduct a review of the actual replacement resource portfolio and determined that the record was insufficient to determine the prudence of PNM’s investments in Four Corners. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application. On January 21, 2022, PNM filed a statement of issues outlining the arguments for appeal asserting, among other things, that the NMPRC misinterpreted and improperly applied the ETA in concluding that the NMPRC needed to review the actual replacement resource portfolio before authorizing abandonment and that the NMPRC improperly deferred the issue of prudence with respect to certain of PNM’s investments in Four Corners, where other parties were given the opportunity to present evidence and failed to demonstrate PNM was imprudent in its decisions. On March 24, 2022, PNM filed its Brief in Chief and answer briefs are due from the NMPRC on May 9, 2022.

GAAP requires a loss be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2022, PNM evaluated the NMPRC order in the Four Corners Abandonment Application and determined it was reasonably possible that PNM would be successful in recovery of its undepreciated investment in a future proceeding. Therefore, no loss has been recorded.

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PVNGS Leased Interest Abandonment Application

On April 2, 2021, PNM filed an application with the NMPRC requesting approval for the decertification and abandonment of 114 MW of leased PVNGS capacity, sale and transfer of related assets, and approval to procure new resources ("PVNGS Leased Interest Abandonment Application"). As discussed in Note 13, PNM currently controls leased capacity in PVNGS Unit 1 and Unit 2 under five separate leases ("Leased Interest") that were approved and certificated by the predecessor agency to the NMPRC in the 1980s. Four of the five leases for 104 MW of Leased Interest terminate on January 15, 2023, while the remaining lease for 10 MW of Leased Interest terminates on January 15, 2024. Associated with the Leased Interest are certain PNM-owned assets and nuclear fuel that are necessary for the ongoing operation and maintenance of the Leased Interest and integration of the Leased Interest generation to the transmission network. PNM has determined that there will be net benefits to its customers to return the Leased Interest to the lessors in conformity with the leases, sell and transfer the related PNM-owned assets, and to replace the Leased Interest with new resources. In the application PNM requested NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM also sought NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which will be acquiring the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM sought NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement, and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM also requested NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. PNM's application sought a six-month regulatory time frame.

On April 21, 2021, the NMPRC issued an order assigning a hearing examiner and stated PNM's request to abandon the Leased Interest does not have any statutory or rule time limitation and the six-month limit in which the NMPRC must issue an order regarding the request for approvals of the solar PPAs and battery storage agreements does not begin until after the NMPRC acts on the abandonment request. The NMPRC's April 21, 2021 order also stated that issues reserved to a separate proceeding in the NM 2015 Rate Case regarding the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2 shall be addressed in this case and PNM shall file testimony addressing the issue. On June 14, 2021 and June 25, 2021, PNM filed supplemental testimony responding to questions provided by the hearing examiner. On June 28, 2021, NEE and CCAE jointly filed a motion to dismiss a portion of the application claiming that since PNM's request to abandon the Leased Interest was filed after PNM had already provided irrevocable notice it would not acquire the Leased Interest, abandonment is no longer required. On July 28, 2021, the hearing examiner issued a recommended decision on NEE's and CCAE's joint motion to dismiss, recommending dismissal of PNM's requests for approval to abandon and decertify the Leased Interest; dismissal of PNM's request for approval to sell and transfer the related assets; and dismissal of PNM's request to create regulatory assets for the associated remaining undepreciated investments, but did not preclude PNM seeking recovery of the costs in a general rate case in which the test year period includes the time period in which PNM incurs such costs. The hearing examiner's recommended decision further provides that PNM's request for replacement and system reliability resources and the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2 should remain within the scope of this case.

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

The hearing on the two PPAs and three battery storage agreements was held on November 12 and 15, 2021 and December 3, 2021 and post-hearing briefing was completed on January 18, 2022. On February 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC approve the 150 MW solar PPA combined with a 40 MW battery storage agreement, the stand-alone 100 MW battery storage agreement, and the 300 MW solar PPA combined with a 150 MW battery storage agreement. On February 16, 2022, the NMPRC adopted an order approving the recommended decision. On

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 15, 2022, PNM made a compliance filing with the NMPRC in which it updated the NMPRC on the status of the PPAs and the battery storage agreements listed above. It has been determined that the projects will not be in commercial operation in time for the 2023 summer peak. PNM is conferring with project developers and is unable to predict the outcome of this matter.

In addition to approval by the NMPRC, PNM and SRP received NRC approval for the transfer of the associated possessory licenses at the end of the term of each of the respective leases. PNM cannot predict the outcome of this matter.
COVID-19 Regulatory Matters

In March 2020, PNM and other utilities voluntarily implemented a temporary suspension of disconnections and late payment fees for non-payment of utility bills in response to the impacts of COVID-19. On March 18, 2020, the NMPRC conducted an emergency open meeting for the purpose of adopting emergency amendments to its rules governing service to residential customers. The NMPRC’s emergency order was applicable during the duration of the Governor of New Mexico's emergency executive order and allowed for the closure of payment centers, prohibited the discontinuance of a residential customer’s service for non-payment, and suspended the expiration of medical certificates for certain customers. On April 27, 2020, PNM, El Paso Electric Company, New Mexico Gas Company, and Southwestern Public Service Company filed a joint motion with the NMPRC requesting authorization to track costs resulting from each utility's response to the COVID-19 outbreak. The utilities proposed these incremental costs and uncollected customer accounts receivable resulting from COVID-19 during the period March 11, 2020 through December 31, 2020, be recorded as a regulatory asset. On June 24, 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As a result, PNM had deferred costs related to COVID-19 of $6.8 million and $6.9 million in regulatory assets on the Condensed Consolidated Balance Sheet at March 31, 2022 and December 31, 2021. In addition, PNM has costs savings related to COVID-19 of $0.9 million in regulatory liabilities on the Condensed Consolidated Balance Sheet at both March 31, 2022 and December 31, 2021. Although PNM still intends to seek recovery for the increase in bad debt expense resulting from COVID-19 through a regulatory asset in a future general rate case proceeding, it no longer intends to seek recovery of other incremental costs related to the pandemic.

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

Transportation Electrification Program

On December 18, 2020, in compliance with New Mexico Statute, PNM filed its PNM 2022-2023 TEP for approval with the NMPRC. PNM’s requested TEP included a budget of approximately $8.4 million with flexibility of 25%. As proposed, up to 25% of the program budget will be dedicated to low and moderate income customers and is based on a model with no company ownership of charging facilities. PNM’s proposed TEP provides incentives through rebates to both residential and non-residential customers towards the purchase of chargers and/or behind-the-meter infrastructure. PNM’s TEP includes a request for a modified rate to add an electric vehicle pilot with a time-of-use option, a new non-residential electric vehicle time-of-use rate pilot without demand charges and implementation of a new rider to collect the actual costs of the TEP. PNM’s application requested NMPRC approval by the end of August 2021 and authority to file a new TEP by the end of June 2023. On August 30, 2021, the hearing examiner issued a recommended decision approving, among other things, PNM's budget flexibility proposal, PNM's proposed pilot time-of-use rate and PNM's TEP Rider. On November 10, 2021, the NMPRC issued a final order approving PNM's TEP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Community Solar Act

On June 18, 2021, Senate Bill 84, known as the Community Solar Act, became effective. The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar (applicable until November 2024) facilities and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021 to adopt rules to establish a community solar program no later than April 1, 2022. On June 15, 2021, the NMPRC issued an order which required utilities provide a notice to all future applicants and to any likely applicants that, until the effective date of the NMPRC's rules in this area the NMPRC's existing interconnection rules and manual remain in place until amended or replaced by the NMPRC, and further, that a place in a utility's applicant queue for interconnection does not and will not provide any advantage for selection as a community solar project. PNM has provided the required notices. On October 27, 2021, the NMPRC adopted an order issuing a NOPR starting the formal process for adoption of rules pursuant to the Community Solar Act. On March 30, 2022, the NMPRC issued an Order that adopted a rule on the administration of the Community Solar Act program. The rule requires utilities to file proposed community solar tariffs with the NMPRC within 60 days from the publication of the rule.

San Juan Generating Station Unit 1 Outage

On June 30, 2021, a cooling tower used for SJGS Unit 1 failed resulting in a unit outage. SJGS Unit 1 was brought back online on July 25, 2021. PNM anticipates the damages to the facility will be reimbursed under an existing property insurance policy that covers SJGS, subject to a deductible of $2.0 million. PNM’s share of the deductible is $1.0 million, reflecting PNM’s 50% ownership interest in SJGS Unit 1. On July 14, 2021, the NMPRC issued an order opening a formal docket and inquiry into the cooling tower incident. PNM has responded to a number of NMPRC questions in the inquiry, including questions about the cause of the cooling tower failure, cost and progress of the cleanup and remediation, whether customers experienced loss of service, how PNM provided power during the outage, safety practices and procedures at SJGS, and the history of inspections on the cooling towers. PNM cannot predict the outcome of this matter.
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
On April 21, 2022, FERC instituted a show cause proceeding under Section 206 of the Federal Power Act to investigate the justness and reasonableness of PNM's transmission formula rate protocols. The Order directs PNM, within 60 days to revise its formula rate protocols to provide interested parties the information necessary to understand and evaluate the implementation of the formula rate for both the correctness of inputs and calculations, and the reasonableness and prudence of the costs to be recovered in the formula rate or show cause why it should not be required to do so. PNM is unable to predict the outcome of this matter.

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

On April 2, 2021, Leeward and Pattern Wind separately protested PNM’s March 12, 2021 filing of four unexecuted TSAs with Leeward. The parties are requesting that FERC direct PNM to apply the same rate to the unexecuted TSAs as the incremental rate assessed to the Western Spirit transmission facilities, inclusive of Leeward’s network upgrades and requested

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

service, or, in the alternative, initiate hearing and settlement judge procedures to address the unjust and unreasonable application of the FERC’s “higher of” policy. On April 19, 2021, PNM filed a motion for leave to answer and contested the arguments made by Leeward and Pattern Wind. In its response, PNM stated that it disagrees with the parties' pricing scheme because doing so would not recognize all the transmission facilities necessary to provide Leeward service, does not hold PNM's other transmission customers harmless, and is inconsistent with FERC pricing policy and precedent. PNM further explained that the proposal to include its FERC approved embedded rate in the unexecuted TSAs is just and reasonable and should be accepted by FERC. On May 11, 2021, FERC issued an order accepting PNM's four unexecuted TSAs. In the order, FERC stated that it agreed with PNM's pricing scheme and agreed that PNM's proposal to use the OATT rate will ensure that the benefit of Leeward's addition to the system will be spread among other existing system users, rather than simply transferred to Pattern Wind. On June 10, 2021, Pattern Wind and Leeward both filed a request for rehearing of the FERC Order. On September 10, 2021, Leeward filed a petition in the United States District Court for the District of Columbia for review of FERC's order accepting PNM's four unexecuted TSAs. On November 15, 2021, FERC issued an order denying the rehearing. On December 3, 2021, Leeward filed an Unopposed Motion for Voluntary Dismissal with the United States District Court for the District of Columbia of its petition for review, which was granted on March 22, 2022. This matter is now concluded.

FERC Compliance

PNM is conducting a comprehensive internal review of its filings with FERC regarding the potential timely filing of certain agreements that contained deviations from PNM’s standard form of service agreement in its OATT and assessing any applicable FERC waivers or refund requirements. Upon completion of the comprehensive review, PNM identified service agreements containing provisions that do not conform to the standard form of agreement on file with FERC. On March 18 and March 21, 2022, PNM filed applications with FERC requesting acceptance of certain agreements as well as rejection of other non-conforming service agreements and further requesting that FERC not assess time-value refunds on the accepted agreements. No parties commented or intervened on PNM's application and FERC action must be taken by May 17 and May 20, 2022. PNM is unable to predict the outcome of this matter.

TNMP

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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 12, 2021	$112.6	$14.1
September 20, 2021	$41.2	$6.3
March 25, 2022	$95.6	$14.2

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

On April 5, 2021, TNMP filed its 2021 DCOS that requested an increase in TNMP annual distribution revenue requirement of $14.0 million based on an increase in rate base of $104.5 million. On July 1, 2021, TNMP reached a unanimous settlement agreement with parties that would authorize TNMP to collect an increase in annual distribution revenues of $13.5 million beginning in September 2021. The ALJ issued an order on July 9, 2021 approving interim rates effective September 1, 2021 that the PUCT approved on September 23, 2021. On April 5, 2022, TNMP filed its 2022 DCOS that requested an increase in TNMP annual distribution revenue requirement of $9.7 million based on an increase in rate base of $100.7 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP’s 2020 EECRF filing requested recovery of $5.9 million, including a performance bonus of $1.0 million, and became effective on March 1, 2021. TNMP's 2021 EECRF filing requested recovery of $7.2 million, including a performance bonus of $2.3 million, and became effective March 1, 2022.

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

TNMP filed its rider on March 30, 2020. The rider was effective immediately and established a charge of $0.33 per MWh in accordance with the PUCT's order. Final collections under the rider exceeded unpaid residential retail customer bills and were presented net as a regulatory liability of $0.1 million on the Condensed Consolidated Balance Sheet as of December 31, 2020. In 2021, TNMP refunded the net regulatory liability through its transmission cost recovery factor. Other COVID-19 related costs of $0.2 million and zero were recorded as a regulatory asset on the Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021.

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

AMS Reconciliation

On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 of $9.0 million and approve appropriate carrying charges until full collection. On September 13, 2021, the PUCT Staff filed a recommendation for approval of TNMP's application for substantially all costs from April 1, 2018 through December 31, 2018. On February 10, 2022, the PUCT approved substantially all costs included in TNMP's AMS reconciliation application. TNMP will seek recovery of these costs and associated carrying charges in a future general rate proceeding.

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

See additional discussion of the Company's leasing activities in Note 8 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the Leased Interests. If such an event had occurred as of March 31, 2022, amounts due to the lessors under the circumstances described above would be up to $145.0 million, payable on July 15, 2022 in addition to the scheduled lease payments due on that date.

Land Easements and Rights-of-Ways

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. PNM’s April 2022 payment for the amount due under the Navajo Nation right-of-way lease was $7.8 million, which included amounts due under the Consumer Price Index adjustment. Changes in the Consumer Price Index subsequent to January 1, 2019 are considered variable lease payments.

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of March 31, 2022 and December 31, 2021, the unamortized balance of these rights-of-ways was $52.6 million and $53.4 million. PNM recognized amortization expense associated with these agreements of $1.0 million and $0.9 million in the three months ended March 31, 2022 and 2021.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

over the life of the agreement. At March 31, 2022, residual value guarantees on fleet vehicle and equipment leases are $0.9 million, $1.4 million, and $2.3 million for PNM, TNMP, and PNMR Consolidated.

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2022			December 31, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$69,022	$4,782	$74,126	$73,903	$5,264	$79,511
Current portion of operating lease liabilities	25,826	1,853	27,722	25,278	1,882	27,218
Long-term portion of operating lease liabilities	44,377	2,713	47,369	52,552	3,155	55,993

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2022			December 31, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$15,613	$16,232	$32,188	$15,171	$16,181	$31,695
Accumulated depreciation	(5,282)	(5,679)	(11,171)	(4,550)	(4,923)	(9,660)
Non-utility property, net	10,331	10,553	21,017	10,621	11,258	22,035

Other current liabilities	2,818	2,975	5,881	2,731	2,994	5,813
Other deferred credits	7,373	7,586	15,008	7,732	8,273	16,075

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of March 31, 2022 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	6.23	2.75	6.02
Financing leases	4.10	3.93	4.00

Weighted average discount rate:
Operating leases	4.03%	4.00%	4.02%
Financing leases	2.62%	2.71%	2.66%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information for the components of lease expense is as follows:

	Three Months Ended March 31, 2022
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,683	$528	$7,237
Amounts capitalized	(185)	(469)	(654)
Total operating lease expense	6,498	59	6,583
Financing lease cost:
Amortization of right-of-use assets	732	757	1,511
Interest on lease liabilities	68	73	141
Amounts capitalized	(497)	(717)	(1,213)
Total financing lease expense	303	113	439

Variable lease expense	106	—	106
Short-term lease expense (1)	1,132	—	1,169
Total lease expense for the period	$8,039	$172	$8,297

(1) Includes expense of $1.1 million for the three months ended March 31, 2022 for rental of temporary cooling towers associated with the SJGS Unit 1 outage. These amounts are offset with insurance reimbursements of $1.1 million for the three months ended March 31, 2022. For additional information on the SJGS Unit 1 outage see Note 12.

	Three Months Ended March 31, 2021
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,735	$653	$7,429
Amounts capitalized	(226)	(559)	(785)
Total operating lease expense	6,509	94	6,644
Financing lease cost:
Amortization of right-of-use assets	532	613	1,167
Interest on lease liabilities	62	76	139
Amounts capitalized	(368)	(625)	(993)
Total financing lease expense	226	64	313

Variable lease expense	63	—	63
Short-term lease expense	124	2	132
Total lease expense for the period	$6,922	$160	$7,152

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,244	$49	$9,318	$9,246	$97	$9,401
Operating cash flows from financing leases	22	8	31	21	8	30
Finance cash flows from financing leases	260	104	386	186	71	278

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,079	$—	$1,079	$—	$317	$317
Financing leases	441	51	492	758	387	1,164

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021.

Future expected lease payments are shown below:

	As of March 31, 2022
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2022	$2,293	$16,918	$2,435	$1,496	$4,797	$18,630
2023	2,952	17,778	3,028	1,546	6,035	19,558
2024	2,267	7,953	2,557	943	4,838	8,958
2025	1,450	6,992	1,648	770	3,100	7,802
2026	1,048	6,928	844	76	1,892	7,042
Later years	801	22,132	613	—	1,414	22,315
Total minimum lease payments	10,811	78,701	11,125	4,831	22,076	84,305
Less: Imputed interest	620	8,498	564	265	1,187	9,214
Lease liabilities as of March 31, 2022	$10,191	$70,203	$10,561	$4,566	$20,889	$75,091

The above table includes $11.6 million, $13.7 million, and $25.3 million for PNM, TNMP, and PNMR at March 31, 2022 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14)   Income Taxes

In December 2017, comprehensive changes in United States federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the deductibility of officer compensation. During 2020, the IRS issued final regulations related to certain officer compensation and, in January 2021, issued final regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, in 2020, the IRS finalized regulations interpreting Tax Act amendments to depreciation provisions of the IRC that allowed the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017. See additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. Among other things, the CARES Act includes tax provisions that generally loosen restrictions on NOL utilization and business interest deductions, and accelerate refunds of previously generated alternative minimum tax credits. In addition, the CARES Act includes a temporary provision allowing businesses to defer payments to the government for some payroll taxes. In 2020, the Company applied for $5.2 million of accelerated refunds of previously generated alternative minimum tax ("AMT") credits and deferred $7.0 million of payments for certain payroll taxes. The Company received the $5.2 million refund of prior AMT credits in June 2021 and paid $3.5 million of payroll taxes in December 2021. The CARES Act provisions related to NOL utilization and business interest deductions are not applicable for the Company.

Beginning February 2018, PNM’s NM 2016 Rate Case reflects the reduction in the federal corporate income tax rate, including amortization of excess deferred federal and state income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, and the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years. Excess deferred state income taxes were returned to customers over a three-year period, which concluded in the first quarter of 2021. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP will amortize federal excess deferred income taxes of $23.6 million, $14.4 million, and $9.2 million in 2022. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 17 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items, including excess tax benefits or tax deficiencies related to stock awards and taxes on Merger-related costs are excluded from the estimated annual effective tax rate calculation. At March 31, 2022, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2022 would be 13.12%, 14.50%, and 12.37%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

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

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Services billings:
PNMR to PNM	$27,693	$26,225
PNMR to TNMP	10,304	10,365
PNM to TNMP	93	118
TNMP to PNMR	35	12
PNMR to NMRD	64	55
Renewable energy purchases:
PNM from NMRD	2,621	2,585
Interconnection and facility study billings:
PNM to NMRD	—	—
PNM to PNMR	—	—
NMRD to PNM	—	1,276
Interest billings:
PNMR to PNM	7	—
PNM to PNMR	23	36
PNMR to TNMP	45	—
Income tax sharing payments:
PNMR to PNM	—	—
TNMP to PNMR	—	—

(16)   Equity Method Investment

As discussed in Note 1 of the Company's 2021 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. As of March 31, 2022, NMRD’s renewable energy capacity in operation was 135.1 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the three months ended March 31, 2022 and 2021, neither PNMR Development nor AEP OnSite Partners made any cash contributions to NMRD for its construction activities. In February 2021, NMRD paid both PNMR Development and AEP OnSite Partners a dividend of $3.0 million. PNMR Development's cumulative equity in earnings of NMRD as of March 31, 2021 was $2.4 million and is presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021. The portion of the dividend in excess of PNMR Development's cumulative equity in earnings of NMRD amounting to $0.6 million is presented as cash flows from investing activities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating revenues	$2,796	$2,750
Operating expenses	2,404	2,522
Net earnings	$392	$228

	Financial Position
	March 31,	December 31,
	2022	2021
	(In thousands)
Current assets	$5,827	$10,729
Net property, plant, and equipment	164,733	166,495
Non-current assets	9,653	2,289
Total assets	180,213	179,513
Current liabilities	1,148	824
Non-current liabilities	377	373
Owners’ equity	$178,688	$178,316

(17)     Merger

On October 20, 2020, PNMR, Avangrid and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. Pursuant to the Merger Agreement, each issued and outstanding share of PNMR common stock at the Effective Time will be converted into the right to receive $50.30 in cash.

The proposed Merger has been unanimously approved by the Boards of Directors of PNMR, Avangrid and Merger Sub and approved by PNMR shareholders at the Special Meeting of Shareholders held on February 12, 2021.

The Merger Agreement provided that it may be terminated by each of PNMR and Avangrid under certain circumstances, including if the Effective Time shall not have occurred by the January 20, 2022 End Date; however, either PNMR or Avangrid could extend the End Date to April 20, 2022 if all conditions to closing have been satisfied other than the obtaining of all required regulatory approvals. As discussed below, on December 8, 2021, the NMPRC issued an order rejecting the stipulation agreement relating to the Merger. In light of the NMPRC ruling, on January 3, 2022, PNMR, Avangrid and Merger Sub entered into an Amendment to the Merger Agreement pursuant to which PNMR and Avangrid agreed to extend the End Date to April 20, 2023.

The Merger is subject to certain regulatory approvals, including from the NMPRC. The Joint Applicants (PNMR and Avangrid) to the NMPRC application and a number of intervening parties had entered into an amended stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. An evidentiary hearing was held in August 2021. On November 1, 2021, a Certification of Stipulation was issued by the hearing examiner, which recommended against approval of the amended stipulation. On December 8, 2021, the NMPRC issued an order adopting the Certification of Stipulation, rejecting the amended stipulation reached by the parties. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court. On February 2, 2022, PNMR and Avangrid filed a statement of issues outlining the argument for appeal. On April 7, 2022, PNMR and Avangrid filed their Brief in Chief with the NM Supreme Court. Answer briefs are due from the NMPRC on June 13, 2022, and response briefs are due July 6, 2022.

With respect to other regulatory proceedings related to the Merger, in 2021 PNMR received clearances for the Merger from the FTC under the HSR Act, CFIUS, the FCC, FERC, the PUCT, and the NRC. As a result of the delay in closing of the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Merger due to the need to obtain NMPRC approval, PNMR and Avangrid were required to make a new filing under the HSR Act and request extensions of approvals previously received from the FCC and NRC. On February 9, 2022, the request for extension was filed with the NRC. On February 24, 2022, the requests for a 180-day extension were granted by the FCC. PNMR and Avangrid expect to make a new filing under the HSR Act later in 2022. No additional approvals are required from CFIUS, FERC or the PUCT.

Consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the absence of any material adverse effect on PNMR, the receipt of required regulatory approval from the NMPRC, and the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made. The agreement relating to the divestiture of Four Corners has been entered into and is in full effect and related filings have been made with the NMPRC.

The Merger Agreement provides for certain customary termination rights. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if Avangrid terminates the Merger Agreement due to a change in recommendation of the Board or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement) and in either case prior to PNMR's shareholder having approved the Merger), PNMR will be required to pay Avangrid a termination fee of $130.0 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of Avangrid’s breach of its regulatory covenants or (ii) Avangrid fails to effect the closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, Avangrid will be required to pay PNMR a termination fee of $184.0 million as the sole and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or Avangrid will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10.0 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 809,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

Recent Developments

Merger

On October 20, 2020, PNMR, Avangrid and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. Pursuant to the Merger Agreement, each issued and outstanding share of PNMR common stock at the Effective Time will be converted into the right to receive $50.30 in cash. The proposed Merger has been unanimously approved by the Boards of Directors of PNMR, Avangrid and Merger Sub and approved by PNMR shareholders at the Special Meeting of Shareholders held on February 12, 2021.

The Merger Agreement provided that it may be terminated by each of PNMR and Avangrid under certain circumstances, including if the Effective Time shall not have occurred by the January 20, 2022 End Date; however, either PNMR or Avangrid could extend the End Date to April 20, 2022 if all conditions to closing have been satisfied other than the obtaining of all required regulatory approvals. As discussed below, on December 8, 2021, the NMPRC issued an order rejecting the stipulation agreement relating to the Merger. In light of the NMPRC ruling, on January 3, 2022, PNMR, Avangrid and Merger Sub entered into an Amendment to the Merger Agreement pursuant to which PNMR and Avangrid agreed to extend the End Date to April 20, 2023.

The Merger is subject to certain regulatory approvals, including from the NMPRC. The Joint Applicants (PNMR and Avangrid) to the NMPRC application and a number of intervening parties had entered into an amended stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. An evidentiary hearing was held in August 2021. On November 1, 2021, a Certification of Stipulation was issued by the hearing examiner, which recommended against approval of the amended stipulation. On December 8, 2021, the NMPRC issued an order adopting the Certification of Stipulation, rejecting the amended stipulation reached by the parties. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court. On February 2, 2022, PNMR and Avangrid filed a statement of issues outlining the argument for appeal. On April 7, 2022, PNMR and Avangrid filed their Brief in Chief with the NM Supreme Court. Answer briefs are due from the NMPRC on June 13, 2022, and response briefs are due July 6, 2022.

With respect to other regulatory proceedings related to the Merger, in 2021 PNMR received clearances for the Merger from the FTC under the HSR Act, CFIUS, the FCC, FERC, the PUCT, and the NRC. As a result of the delay in closing of the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid were required to make a new filing under the HSR Act and request extensions of approvals previously received from the FCC and NRC. On February 9, 2022, the request for extension was filed with the NRC. On February 24, 2022, the requests for a 180-day extension were granted by the FCC. PNMR and Avangrid expect to make a new filing under the HSR Act later in 2022. No additional approvals are required from CFIUS, FERC or the PUCT.

Consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the absence of any material adverse effect on PNMR, the receipt of required regulatory approval from the NMPRC, and the agreements relating to the divestiture of Four Corners being in full force and effect and all applicable regulatory filings associated therewith being made. The agreement relating to the divestiture of Four Corners has been entered into and is in full effect and related filings have been made with the NMPRC.

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

Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

State Regulation

The rates PNM and TNMP charge customers are subject to traditional rate regulation by the NMPRC, FERC, and the PUCT.

2020 Decoupling Petition – On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. If approved, customer bills would not be impacted until January 1, 2022. On October 2, 2020, PNM requested an order to vacate the public hearing and stay the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the hearing examiner approved PNM's request to stay the proceeding and vacate the public hearing and on October 30, 2020 PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On March 17, 2021, the NMPRC issued an order granting PNM's petition for declaratory order which commences a proceeding to address petitions. Oral arguments were made on July 15, 2021. On January 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. The recommended decision also states that a utility may request approval of a rate adjustment mechanism to remove regulatory disincentives to energy efficiency and load management measures and programs through a stand-alone petition, as part of the utility’s triennial energy efficiency application or a general rate case and that PNM is not otherwise precluded from petitioning for a rate adjustment mechanism prior to its next general rate case. Finally, the recommended decision stated that the EUEA does not permit the NMPRC to reduce a utility’s ROE based on approval of a disincentive removal mechanism founded on removing regulatory disincentives to energy efficiency and load management measures and programs. The recommended decision does not specifically prohibit a downward adjustment to a utility’s capital structure, based on approval of a disincentive removal mechanism. On April 27, 2022, the NMPRC issued an order adopting the recommended decision in its entirety. See Note 12. PNM cannot predict the outcome of this matter.

PVNGS Leased Interest Abandonment Application - On April 2, 2021, PNM filed the PVNGS Leased Interest Abandonment Application. In the application PNM requested NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM also sought NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which will be acquiring the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM sought NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement, and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM also requested NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. On August 25, 2021, the NMPRC issued an order confirming PNM requires no further NMPRC authority to abandon the PVNGS Leased Interest and to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP. The order bifurcated the issue of approval of the two PPAs and three battery storage agreements into a separate docket so it may proceed expeditiously and deferred a ruling on the other issues. On February 16, 2022, the NMPRC approved the two PPAs and three battery storage agreements. On April 15, 2022, PNM made a compliance filing with the NMPRC in which it updated the NMPRC on the status of the PPAs and the battery storage agreements listed above. It has been determined that the projects will not be in commercial operation in time for the 2023 summer peak. PNM is conferring with project developers and is unable to predict the outcome of this matter. For additional information on PNM's Leased Interest and the associated abandonment application see Note 12 and Note 13.

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

Rate Riders and Interim Rate Relief – The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs. The NMPRC has approved PNM recovering fuel costs through the FPPAC, as well as rate riders for renewable energy, energy efficiency and the TEP. These mechanisms allow for more timely recovery of investments.

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

In May 2019, PNM filed an application with FERC requesting approval to purchase and provide transmission service on the Western Spirit Line. All necessary approvals were obtained. In December 2021, PNM completed the purchase of the Western Spirit Line and service under related transmission service agreements was initiated using an incremental rate that is separate from the formula rate mechanism described above.

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

The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
December 2020	6.5%
December 2021	6.1%

Maintaining Investment Grade Credit Ratings

The Company is committed to maintaining investment grade credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. On February 10, 2022, Moody's downgraded TNMP's issuer rating from A3 to Baa1 and changed the outlook from negative to stable. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. All of the credit ratings issued by both Moody’s and S&P on the Company’s debt continue to be investment grade.

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

The Company continues to closely monitor developments and has taken and continues to take steps to mitigate the potential risks related to the COVID-19 pandemic. The Company has assessed and updated its existing business continuity plans in response to the impacts of the pandemic through crisis team meetings and working with other utilities and operators. It has identified its critical workforce, staged backups and limited access to control rooms and critical assets. The Company has worked to protect the safety of its employees using a number of measures, including minimizing exposure to other employees and the public and supporting flexible arrangements for all applicable job functions. The Company is also working with its suppliers to manage the impacts to its supply chain and remains focused on the integrity of its information systems and other technology systems used to run its business. However, the Company cannot predict the extent or duration of the ongoing COVID-19 pandemic, its effects on the global, national or local economy, or on the Company's financial position, results of operations, and cash flows. The Company will continue to monitor developments related to COVID-19 and will remain focused on protecting the health and safety of its customers, employees, contractors, and other stakeholders, and on its objective to provide safe, reliable, affordable and environmentally responsible power. As discussed in Note 12, both PNM and TNMP suspended disconnecting certain customers for past due bills, waived late fees during the pandemic, and have been provided regulatory mechanisms to recover these and other costs resulting from COVID-19. See additional discussion below regarding the Company's customer, community, and stakeholder engagement in response to COVID-19.

EIM

On April 1, 2021, PNM joined and began participating in the EIM. The EIM is a real-time wholesale energy trading market operated by the CAISO that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. PNM completed a cost-benefit analysis, which indicated participation in the EIM would provide substantial benefits to retail customers. In 2018, PNM filed an application with the NMPRC requesting, among other things, to recover initial capital investments and authorization to establish a regulatory asset to recover other expenses that would be incurred in order to join the EIM. The NMPRC approved the establishment of a regulatory asset but deferred certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing. PNM has experienced an aggregate of $15.8 million in cost savings to customers through participation in the EIM, $3.3 million of which has occurred in the three months ended March 31, 2022.

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

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico ranks third in the Nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks third in the Nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. As of March 31, 2022, NMRD’s renewable energy capacity in operation was 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Meta data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. In addition, PNM's February 8, 2021 application with the NMPRC for approval to service the Meta data center includes construction of a 50 MW solar facility owned by NMRD, which is expected to be operational in 2023. NMRD actively explores opportunities for additional renewable projects, including large-scale projects to serve future data centers and other customer needs.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.

NMPRC rules required PNM to file its 2020 IRP in July 2020. In April 2020, the NMPRC approved PNM's request to extend the deadline to file its 2020 IRP until six months after the NMPRC issues a final order approving replacement resources in PNM’s SJGS Abandonment Application. On January 29, 2021, PNM filed its 2020 IRP. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024. The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth. See additional discussion regarding PNM's 2020 IRP filing in Note 12.

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

In February 2022 PNM named its first Chief Environmental Officer. The Chief Environmental Officer is responsible for developing and implementing the Company’s business strategy and positions on environmental and sustainability policy issues and is charged with establishing organization-wide policies, strategies, goals, objectives and programs that advance sustainability and ensure compliance with regulations. The role serves as the Company’s primary contact with various regulatory and stakeholder agencies on environmental matters. In addition, the role leads environmental justice work, incorporating impacts to tribal, worker and affected communities and advance ESG reporting.

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

The Energy Transition Act (“ETA”)

On June 14, 2019, Senate Bill 489, known as the ETA, became effective. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 20% by 2020, 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. See additional discussion of the ETA in Note 11 and in Note 16 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s planned retirement of SJGS in 2022 and the planned Four Corners exit in 2024. PNM cannot predict the full impact of the ETA on potential future generating resource abandonment and replacement filings with the NMPRC.

SJGS Abandonment Application – As discussed in Note 12, on July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application sought NMPRC approval to retire PNM’s share of SJGS in mid-2022, and for approval of replacement resources and the issuance of approximately $361 million of Securitized Bonds as provided by the ETA. The application included several replacement resource scenarios including PNM's recommended replacement scenario, which is consistent with PNM's goal of having a 100% emissions-free generating portfolio by 2040 and would have provided cost savings to customers while preserving system reliability.

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

In February 2020, the hearing examiners issued two recommended decisions recommending approval of PNM’s proposed abandonment of SJGS, subject to approval of the separate replacement resources proceeding, and approval of PNM’s proposed financing order to issue Securitized Bonds.  The hearing examiners recommended, among other things, that PNM be authorized to abandon SJGS by June 30, 2022, to issue Securitized Bonds of up to $361 million, and to establish the Energy Transition Charge. The hearing examiners recommended an interim rate rider adjustment upon the start date of the Energy

Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, the hearing examiners recommended PNM be granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, and economic development funds. On April 1, 2020, the NMPRC unanimously approved the hearing examiners' recommended decisions regarding the abandonment of SJGS and the Securitized Bonds. On April 10, 2020, CFRE and NEE filed a notice of appeal with the NM Supreme Court of the NMPRC's approval of PNM's request to issue securitized financing under the ETA. On January 10, 2022, the NM Supreme Court issued its decision rejecting CFRE's and NEE's constitutional challenges to the ETA and affirmed the NMPRC's final order.

On June 24, 2020, the hearing examiners issued a second recommended decision on PNM's request for approval of replacement resources that addressed the entire portfolio of replacement resources. On July 29, 2020, the NMPRC issued an order approving resource selection criteria identified in the ETA that include PPA's for 650 MW of solar and 300 MW of battery storage. Throughout 2021 and continuing into 2022, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects. All four project developers have notified PNM that completion of the projects will be delayed and no longer available for the 2022 summer peak and some may also not be available for the 2023 summer peak. The delays in the SJGS replacement resources, coupled with the abandonment of SJGS Units 1 and 4, present a risk that PNM will have insufficient operational resources to meet the 2022 summer peak to reliably serve its customers. PNM entered into three agreements to purchase power from third parties in the second half of 2021 to minimize potential impacts to customers and on February 17, 2022, PNM provided a notice and request with the NMPRC that PNM had obtained agreement from the SJGS owners and WSJ LLC to extend operation of Unit 4 until September 30, 2022. SJGS Unit 4 is expected to provide 327 MW of capacity and improve PNM’s projected system reserve margin to meet the 2022 summer peak. However, given the most recent force majeure notice described in Note 11, PNM does not know whether reduced levels of coal inventory may continue until normal conditions recur in the longwall panel or whether the period of non-normal conditions will impact full load operations through the remainder of the CSA and the projected system reserve margin for the 2022 summer peak. On February 23, 2022, the NMPRC issued an order finding that PNM did not require NMPRC approval to extend operation of SJGS Unit 4 for an additional three-month period. On March 24, 2022 FERC accepted the amended San Juan Project Participation Agreement, effectively extending the operations of SJGS Unit 4 through September 30, 2022.

On February 28, 2022, WRA and CCAE filed a Joint Motion for Order to Show Cause and Enforce Financing Order and Supporting Brief, which requests that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS is abandoned, and to otherwise enforce the NMPRC’s April 1, 2020 final order. On March 14, 2022, PNM filed its response to the Joint Motion to Show Cause refuting the movants' claims that the ETA and April 1, 2020 Financing Order require energy transition bonds be issued at the time of abandonment and that rates be reduced upon abandonment as not being legally supportable. The movants' filed joint replies on March 24, 2022. In response, on March 30, 2022, the NMPRC issued an Order appointing hearing examiners to conduct a hearing, if necessary, and to issue a recommended decision to address the issues raised by the motion. The Order also states that the hearing examiners should endeavor to issue a recommended decision with sufficient time for consideration of exceptions and for the NMPRC to be able to take action prior to June 30, 2022. PNM filed testimony on April 20, 2022 and a hearing is scheduled to begin on May 23, 2022. PNM cannot predict the outcome of this matter.

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

PNM Solar Direct

In 2019, PNM filed an application with the NMPRC for approval of a program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program. PNM proposed to recover costs of the program directly from subscribing customers through a rate rider. Under the rider, PNM would procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. PNM had fully subscribed the entire output of the 50 MW facilities at the time of the filing. In March 2020, the hearing examiner issued a recommended decision recommending approval of PNM’s application that was subsequently approved by the NMPRC. These facilities are expected to begin commercial operations in the second quarter of 2022.

The Community Solar Act

On June 18, 2021, Senate Bill 84, known as the Community Solar Act, became effective. The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar facilities (applicable until November 2024) and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021, to adopt rules to establish a community solar program no later than April 1, 2022. On March 30, 2022, the NMPRC issued an Order that adopted a rule on the administration of the Community Solar Act program. The rule requires utilities to file proposed community solar tariffs with the NMPRC within 60 days from the publication of the rule. See Note 12.

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

To demonstrate PNMR’s commitment to increase the electrification of vehicles in its service territory, PNM filed a TEP with the NMPRC on December 18, 2020. The TEP supports customer adoption of electric vehicles by focusing on addressing the barriers to electric vehicle adoption and encourage use. PNM’s proposed program budget will be dedicated to low and moderate income customers by providing rebates to both residential and non-residential customers towards the purchase of chargers and/or behind-the-meter infrastructure. On November 10, 2021, the NMPRC issued a final order approving PNM's TEP. See Note 12.

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

Renewable Energy

PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as solar, wind and geothermal energy purchased under PPAs. As of March 31, 2022, PNM has 158 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 211.8 MW at March 31, 2022. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid.

PNM also purchases the output from New Mexico Wind, a 200 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM's 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind II that became operational in June 2021. The NMPRC approved the portfolio to replace the planned retirement of SJGS resulting in PNM executing solar PPAs of 650 MW combined with 300 MW of battery storage agreements. In addition, the PVNGS Leased Interest Abandonment Application approved by the NMPRC includes solar PPAs of 450 MW combined with 290 MW of battery storage agreements. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements. See additional discussion of the ETA and PNM’s San Juan Abandonment Application in Notes 11 and 12

As discussed in Strategic Investments above, PNM is currently purchasing the output of 130 MW of solar capacity from NMRD that is used to serve the Meta data center which includes two 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities constructed by NMRD to supply power to Meta, Inc. The first 50 MW of these facilities began commercial operations in November 2019 and the second 50 MW facility began commercial operations in July 2020. Additionally, PNM has entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Meta data center. These PPAs include the purchase of power and RECs from a 50 MW wind project, which was placed in commercial operation in November 2018, a 166 MW wind project which became operational in February 2021, and a 50 MW solar-PV project expected to be operational in 2022. In addition, the NMPRC issued an order that will allow PNM to service the Meta data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. See Note 12.

PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS and carbon-free resource requirements.

Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2021, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs was 107 GWh. This is equivalent to the annual consumption of approximately 12,689 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2021, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs is estimated to be approximately 19 GWh. This is equivalent to the annual consumption of approximately 2,469 homes in TNMP’s service territory. TNMP’s High-Performance Homes residential new construction energy efficiency program was honored for the sixth year in a row by ENERGY STAR. This recognition includes the program’s fourth straight Partner of the Year Sustained Excellence Award. For information on PNM's and TNMP's energy efficiency filing with the NMPRC and PUCT see Note 12.

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

Customer, Stakeholder, and Community Engagement

Another key element of the Company’s commitment to ESG principles is fostering relationships with its customers, stakeholders, and communities. The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has demonstrated a commitment to building productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. In December 2021, PNMR was named, for the second consecutive year, to Newsweek's list of America's Most Responsible

Companies highlighting companies in areas of ESG. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced customer service engagement options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. As a result, PNM continues to experience steady performance in customer satisfaction in both the J.D. Power Electric Utility Residential Customer Satisfaction StudySM and its own proprietary relationship surveys. In the 2021 fourth quarter J.D. Power overall customer satisfaction results, PNM outperformed the West Midsize industry average by one point.

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

During the three years ending December 31, 2021, corporate giving contributed $10.4 million to civic, educational, environmental, low income, and economic development organizations. PNMR recognizes its responsibility to support programs and organizations that enrich the quality of life across its service territories and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In response to COVID-19 community needs, PNMR donated to an Emergency Action Fund in partnership with key local agencies to benefit approximately ninety nonprofits and small businesses facing challenges due to lack of technology, shifting service needs, and cancelled fundraising events. Additionally, employee teams have supported first responders and other front-line workers through the delivery of food and other supplies often procured from local businesses struggling during stay-at-home orders. PNM also donated to the Pueblo Relief Fund and delivered personal protective supplies to pueblo areas and tribal nations throughout New Mexico. While its service territory does not include the Navajo Nation, PNM’s operations include generating facilities and employees in this region that has been disproportionately affected by the pandemic. In response, employee teams focused efforts to this region and also provided available supplies of personal protective equipment. PNM has also collaborated with the Navajo Tribal Utility Authority Wireless ("NTUAW") to set up wireless “hot spots” throughout the Navajo Nation in areas without internet access to assist first responders and support continued education opportunities amidst school closures. These actions supplement PNM’s continued support for the Navajo Nation. The PNM Navajo Nation Workforce Training Scholarship Program provides support for Navajo tribal members and encourages the pursuit of education and training in existing and emerging jobs in the communities in which they live. In 2019, PNM invested an additional $500,000 into this scholarship program to further assist in the development and education of the Navajo Nation workforce. PNM has invested in paid summer college engineering internship programs for American Indian students available in the greater Albuquerque area, established the PNM Pueblo Education Scholarship Endowment to invest in higher education for Native American Indian students, and supported the Coalition to Stop Violence Against Native Women. PNM also continues to partner in the Light up Navajo project, piloted in 2019 and modeled after mutual aid to connect homes without electricity to the power grid. In a more active role in 2021, PNM also partnered with key local organizations to initiate funding for programs focused on diversity, equity, and inclusion.

Another important outreach program is tailored for low-income customers and includes the PNM Good Neighbor Fund to provide customer assistance with their electric utility bills. COVID-19 has increased the needs of these customers along with customers who may not otherwise need to seek assistance. In addition to the suspension of residential customer disconnections from April 2020 through August 2021 and the expansion of customer payment plans, PNM responded with increased communications through media outlets and customer outreach to connect customers with nonprofit community service providers offering financial assistance, food, clothing, medical programs, and services for seniors. As a result of these communication efforts, 4,147 families in need received emergency assistance through the PNM Good Neighbor Fund during 2021. Additionally, PNM has worked closely with the New Mexico Department of Finance and Administration to implement strategies ensuring customers receive rent benefits, including utility bill assistance, from the Emergency Rental Assistance Program (“ERAP”). As a result of these efforts, the ERAP has paid over $6 million in customer arrears since the launch of the program in March 2021.

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

Economic Factors

PNM – In the three months ended March 31, 2022, PNM experienced a decrease in weather normalized residential load of 5.0%, more than offset by an increase in weather normalized commercial load of 5.4% compared to 2021, largely returning to pre-COVID-19 levels. In addition, PNM experienced an increase in industrial load of 8.1%.

TNMP – In the three months ended March 31, 2022, TNMP experienced an increase in volumetric weather normalized retail load of 1.2% compared to 2021. Weather normalized demand-based load, excluding retail transmission consumers increased 3.1% in the three months ended March 31, 2022 compared to 2021.

Although the Company has experienced signs of recovery from state restrictions related to COVID-19, it is unable to determine the duration or final impacts from COVID-19 as discussed in more detail in Item 1A Risk Factors of the 2021 Annual Report on Form 10-K. The Company is also closely monitoring the impacts on the capital markets of other macroeconomic conditions, including actions by the Federal Reserve to address inflationary concerns or other market conditions, and geopolitical activity. The Company has not experienced, nor does it expect significant negative impacts to customer usage at PNM and TNMP resulting from these economic impacts. However, if current economic conditions worsen, the Company may be required to implement additional measures such as reducing or delaying operating and maintenance expenses and planned capital expenditures.

Results of Operations

Net earnings attributable to PNMR were $16.0 million, or $0.19 per diluted share in the three months ended March 31, 2022 compared to $17.6 million, or $0.20 per diluted share in 2021. Among other things, earnings in the three months ended March 31, 2022 benefited from higher weather normalized retail load at PNM, higher volumetric and demand-based load at TNMP, colder weather conditions at PNM and TNMP, higher transmission margin at PNM and TNMP, higher distribution rates at TNMP, lower plant maintenance costs at PNM, AMS carrying charges at TNMP, lower interest expense at Corporate and Other, and lower costs related to the Merger at Corporate and Other. These increases were offset by decreased performance on

PNM's NDT and coal mine reclamation investment securities, increased operational and maintenance expense, including higher employee related and outside service expense at PNM and TNMP, increased depreciation and property taxes at PNM and TNMP due to increased plant in service, and higher interest charges at PNM and TNMP. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that currently expire in October 2023. Both facilities provide for short-term borrowings and letters of credit and can be extended through October 2024, subject to approval by a majority of the lenders. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico that expires in December 2022, and TNMP has a $75.0 million revolving credit facility, which expires in September 2024 and contains two one-year extension options, subject to approval by a majority of the lenders. Total availability for PNMR on a consolidated basis was $705.5 million at April 21, 2022. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $4.8 billion for 2022 - 2026, including amounts expended through March 31, 2022. These construction expenditures include expenditures for PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

After considering the effects of these financings and the Company's short-term liquidity position as of April 21, 2022, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $285.6 million through April 2023. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2022-2026 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of March 31, 2022 and April 21, 2022, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$16.0	$17.6	$(1.6)
Average diluted common and common equivalent shares	86.2	86.1	0.1
Net earnings attributable to PNMR per diluted share	$0.19	$0.20	$(0.01)

The components of the change in net earnings attributable to PNMR are:

Three Months Ended
March 31, 2022
(In millions)
PNM	$(14.2)
TNMP	6.4
Corporate and Other	6.3
Net change	$(1.6)

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

The following table summarizes the operating results for PNM:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Electric operating revenues	$338.7	$271.2	$67.5
Cost of energy	138.8	88.9	49.9
Utility margin	199.9	182.3	17.6
Operating expenses	109.1	107.3	1.8
Depreciation and amortization	45.8	41.9	3.9
Operating income	45.0	33.1	11.9
Other income (deductions)	(22.1)	4.8	(26.9)
Interest charges	(14.6)	(12.9)	(1.7)
Segment earnings before income taxes	8.4	25.0	(16.6)
Income (taxes)	(0.8)	(2.8)	2.0
Valencia non-controlling interest	(3.1)	(3.5)	0.4
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings	$4.3	$18.5	$(14.2)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended March 31,
			Percentage
	2022	2021	Change
	(Gigawatt hours, except customers)
Residential	795.3	828.2	(4.0)%
Commercial	795.7	752.4	5.8
Industrial	410.9	380.0	8.1
Public authority	45.0	47.4	(5.1)
Economy energy service (1)	133.5	129.1	3.4
Other sales for resale (2)	1,900.8	746.4	154.7
	4,081.2	2,883.5	41.5%
Average retail customers (thousands)	542.0	538.8	0.6%

(1) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.
(2) Increase in other sales for resale is the result of participation in the EIM beginning in April 2021.

Operating Results – Three Months Ended March 31, 2022, compared to 2021

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2022
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 5.4% for commercial customers, 8.1% for industrial customers, partially offset by decreased sales to residential customers of 5.0%	$0.3
Weather – Colder weather in 2022; heating degree days were 4.8% higher in 2022	1.1
Transmission – Increase primarily due to higher revenues from the addition of new customers including on the Western Spirit Line, higher formula transmission rates, and higher volumes	17.1
Rate riders – Includes renewable energy, FPPAC, and energy efficiency riders	(3.1)
Unregulated margin – Higher sales and lower cost of energy associated with 65 MW of SJGS Unit 4	2.4
Other	(0.2)
Net Change	$17.6

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2022
Change
Operating expenses:	(In millions)

Lower plant maintenance costs at SJGS, Four Corners, PVNGS, and gas-fired plants	$(3.5)
Higher property taxes due to increases in utility plant in service including the Western Spirit Line	0.7
Higher employee related, outside services, and vegetation management expenses	4.1
Other	0.5
Net Change	$1.8

Depreciation and amortization:

Increased utility plant in service including the Western Spirit Line	$3.5
Other	0.4
Net Change	$3.9

Other income (deductions):

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(27.5)
Other	0.6
Net Change	$(26.9)

Three Months Ended March 31, 2022
Change
Interest charges:	(In millions)

Issuance of $150.0 million SUNs in December 2021	$(1.0)
Refinancing of $160.0 million SUNs in July 2021	1.0
Higher interest on term loans	(0.1)
Higher interest on remarketed PCRBs	(0.1)
Interest on transmission customer deposits	(1.2)
Other	(0.3)
Net Change	$(1.7)

Income (taxes):

Lower segment earnings before income taxes	$4.1
Lower amortization of federal excess deferred income taxes	(1.4)
Other	(0.7)
Net Change	$2.0

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

The following table summarizes the operating results for TNMP:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Electric operating revenues	$105.4	$93.5	$11.9
Cost of energy	29.6	26.5	3.1
Utility margin	75.8	67.0	8.8
Operating expenses	27.9	27.8	0.1
Depreciation and amortization	23.6	22.2	1.4
Operating income	24.2	17.0	7.2
Other income	2.1	1.1	1.0
Interest charges	(9.2)	(8.5)	(0.7)
Segment earnings before income taxes	17.2	9.6	7.6
Income (taxes)	(2.2)	(0.9)	(1.3)
Segment earnings	$15.1	$8.7	$6.4

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended March 31,
			Percentage
	2022	2021	Change
Volumetric load (1) (GWh)	698.0	676.0	3.3%
Demand-based load (2) (MW)	5,652.4	5,116.8	10.5%
Average retail consumers (thousands) (3)	266.3	261.5	1.8%

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

Operating Results – Three Months Ended March 31, 2022, compared to 2021

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2022
Change
Utility margin:	(In millions)

Transmission rate relief – Transmission cost of service rate increases in March 2021, September 2021, and March 2022	$4.4
Distribution rate relief – Distribution cost of service rate increase in September 2021	3.2
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 1.2%; the number of volumetric consumers increased 3.5%	0.4
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 3.1%	0.2
Weather – Colder weather in 2022; heating degree days were 8.5% higher in 2022	0.4
Rate Riders and other– Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are offset in operating expenses	0.2
Net Change	$8.8

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2022
Change
Operating expenses:	(In millions)

Higher employee related and outside service expenses, partially offset by lower vegetation management expenses	$1.1
Higher property taxes due to increased utility plant in service	0.1
Higher capitalization of administrative and general and other expenses due to higher construction expenditures in 2022	(0.8)
Lower energy efficiency expense and rate case amortization which are offset in utility margin	(0.2)
Other	(0.1)
Net Change	$0.1

Three Months Ended March 31, 2022
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$1.6
Other	(0.2)
Net Change	$1.4

Other income:

AMS Reconciliation carrying charges (Note 12)	$1.2
Other	(0.2)
Net Change	$1.0

Interest charges:

Issuance of $65.0 million first mortgage bonds in 2021	$(0.4)
Other	(0.3)
Net Change	$(0.7)

Income (taxes):

Higher segment earnings before income taxes	$(1.6)
Other	0.3
Net Change	$(1.3)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Electric operating revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(5.1)	1.2	(6.3)
Depreciation and amortization	6.3	5.7	0.6
Operating income (loss)	(1.2)	(6.9)	5.7
Other income (deductions)	(0.2)	(0.4)	0.2
Interest charges	(2.5)	(4.5)	2.0
Segment (loss) before income taxes	(3.9)	(11.8)	7.9
Income (taxes) benefit	0.5	2.1	(1.6)
Segment (loss)	$(3.4)	$(9.7)	$6.3

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense includes a decrease of $5.7 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended March 31, 2022 compared to 2021
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2022
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.1
Other	0.1
Net Change	$0.2

Interest charges:

Lower interest on short-term borrowings	$0.2
Repayment of PNMR 2018 SUNs in March 2021	2.0
Higher interest on term loans	(0.2)
Net Change	$2.0

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$0.9
Lower segment loss before income taxes	(2.0)
Lower non-deductible Merger related costs	0.5
Lower investment tax credit amortization	(0.6)
Other	(0.4)
Net Change	$(1.6)

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2022, compared to March 31, 2021, are summarized as follows:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$116.6	$86.5	$30.1
Investing activities	(211.9)	(174.5)	(37.4)
Financing activities	98.5	47.6	50.9
Net change in cash and cash equivalents	$3.3	$(40.4)	$43.7

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

Cash Flows from Investing Activities

The changes in PNMR’s cash flows used in investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities include purchases and sales of investment securities in the NDT and coal mine reclamation trusts as well as activity related to NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Three Months Ended March 31,
	2022	2021	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(11.7)	$(26.7)	$15.0
Transmission and distribution	(78.3)	(57.9)	(20.4)
Nuclear fuel	(6.4)	(3.6)	(2.8)
	(96.4)	(88.2)	(8.2)
TNMP:
Transmission	(36.2)	(33.1)	(3.1)
Distribution	(64.4)	(43.0)	(21.4)
	(100.6)	(76.1)	(24.5)
Corporate and Other:
Computer hardware and software	(12.9)	(7.9)	(5.0)
	(209.9)	(172.2)	(37.7)

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$125.2	$123.6	$1.6
Purchases of investment securities	(127.8)	(126.5)	(1.3)
Investments in NMRD	—	—	—
Distributions from NMRD	0.6	0.6	—
Other, net	—	—	—
	(2.0)	(2.3)	0.3
Net cash flows from investing activities	$(211.9)	$(174.5)	$(37.4)

Cash Flows from Financing Activities

The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings increased $23.3 million in 2022 compared to an increase of $165.5 million in 2021, resulting in a net decrease in cash flows from financing activities of $142.2 million
•In 2022, PNMR borrowed the remaining $100.0 million available under the PNMR 2021 Delayed-Draw Term Loan

Financing Activities

See Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K and Note 9 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC.

The Company’s ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•Ability to earn a fair return on equity
•Results of operations
•Ability to obtain required regulatory approvals
•Conditions in the financial markets
•Credit ratings

The Company is continuing to closely monitor developments and is taking steps to mitigate the potential risks related to COVID-19. The Company is also closely monitoring the impacts on the capital markets of other macroeconomic conditions, including actions by the Federal Reserve to address inflationary concern or other market conditions, and geopolitical activity. The Company currently believes it has adequate liquidity but cannot predict the extent or duration of the COVID-19 outbreak, the effects of any of these macroeconomic conditions on the global, national or local economy, including the Company's ability to access capital in the financial markets, or on the Company's financial position, results of operations, and cash flows.

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

On May 18, 2021, PNMR entered into the PNMR 2021 Delayed-Draw Term Loan, among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. In 2021, PNMR drew $900.0 million to repay and terminate existing indebtedness as discussed in Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K. On January 24, 2022, PNMR drew the remaining $100.0 million available. Draws on the PNMR 2021 Delayed-Draw Term Loan bear interest at a variable rate, which was 1.29% at March 31, 2022, and mature on May 18, 2023.

On April 27, 2022 TNMP entered into the TNMP 2022 Bond Purchase Agreement with institutional investors for the sale of $160.0 million aggregate principal amount of two series of the TNMP 2022 Bonds offered in private placement transactions. TNMP will issue the first series of $65.0 million of the TNMP 2022 Bonds on May 12, 2022, at a 4.13% interest rate, due May 12, 2052, and the second series of $95.0 million of the TNMP 2022 Bonds will be issued on or before July 28, 2022, at a 3.81% interest rate, due July 28, 2032. The proceeds will be used to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. The TNMP 2022 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indenture governing the TNMP 2022 Bonds. The terms of the supplemental indenture governing the TNMP 2022 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2022 Bonds at par. However, the definition of change of control in the supplemental indenture governing the TNMP 2022 Bonds will not be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP 2022 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock.

Key activities in PNMR’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through March 31, 2022, are:

	2022	2023-2026	Total
	(In millions)
Construction expenditures	$895.6	$3,295.9	$4,191.5
Dividends on PNMR common stock	119.3	477.2	596.5
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,015.4	$3,775.2	$4,790.6

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include amounts for PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Not included in the table above are incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to PNMR. See Note 6 of the Notes to the Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the three months ended March 31, 2022, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $104.5 million of PCRBs that must be refinanced, repriced or redeemed in June 2022 and the PNM 2021 $75.0 million Term Loan matures in December 2022. See Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity

PNMR’s liquidity arrangements include the $300.0 million PNMR Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $75.0 million TNMP Revolving Credit Facility. The PNMR and PNM facilities currently expire in October 2023 but can be extended through October 2024, subject to approval by a majority of the lenders. The $75.0 million TNMP Revolving Credit Facility matures in September 2024 and contains two one-year extension options, subject to approval by a majority of the lenders. In addition, the TNMP Revolving Credit Facility contains an accordion feature which allows TNMP to increase the size of the credit facility from $75.0 million to up to $100.0 million, subject to certain conditions. PNM also has the $40.0 million PNM 2017 New Mexico Credit Facility that expires in December 2022. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  Variable interest rates under the PNMR and PNM facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. Variable interest rates under the TNMP facility are based on SOFR. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

The revolving credit facilities and the PNM 2017 New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities or refinance other debt.

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended March 31, 2022
Range of Borrowings	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$18.6
PNM 2017 New Mexico Credit Facility	—	—
TNMP Revolving Credit Facility	—	75.0
PNMR Revolving Credit Facility	—	71.7

At March 31, 2022, the weighted average interest rates were 1.70% for the PNM Revolving Credit Facility, 1.25% for the TNMP Revolving Credit Facility, and 1.95% for the PNMR Revolving Credit Facility. There were no borrowings outstanding under the PNM 2017 New Mexico Revolving Credit Facility at March 31, 2022.

The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 9. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2022-2026 period, including interim financing to fund construction of replacement resources prior to the issuance of the Securitized Bonds included in PNM's SJGS Abandonment Application. This could include new debt and/or equity issuances. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. Market conditions, such as rising interest rates, may raise the cost of borrowing under the Company's current and future liquidity arrangements or other variable debt. In addition, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.

As of April 21, 2022, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of April 21, 2022, is as follows:

	PNM	TNMP	PNMR Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$75.0	$300.0	$775.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	$440.0	$75.0	$300.0	$815.0

Amounts outstanding as of April 21, 2022:
Revolving Credit Facility	$—	$75.0	$31.1	$106.1
PNM 2017 New Mexico Credit Facility	—	—	—	—
Letters of credit	—	—	3.4	3.4
Total short-term debt and letters of credit	—	75.0	34.5	109.5

Remaining availability as of April 21, 2022	$440.0	$—	$265.5	$705.5
Invested cash as of April 21, 2022	$8.7	$—	$0.9	$9.6

In addition to the above, PNMR has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of April 21, 2022, PNM and PNMR Development had no borrowings from PNMR under their intercompany loan agreements. However, TNMP had $30.2 million in intercompany borrowings from PNMR. PNMR had $6.3 million in intercompany borrowings from PNMR Development. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

On March 2, 2022, PNMR filed a shelf registration that provides for the issuance of various types of debt and equity securities. The PNMR shelf registration statement expires March 2025. PNM has a shelf registration statement for up to $650.0 million of senior unsecured notes that expires in May 2023.

Other Material Cash Requirements

PNMR, PNM, and TNMP have contractual obligations for long-term debt, minimum lease payments, coal contracts, coal mine reclamation, nuclear decommissioning, SJGS plant decommissioning, pension and retiree medical contributions, and certain other long-term obligations. See MD&A – Other Material Cash Requirements in the 2021 Annual Reports on Form 10-K.

Contingent Provisions of Certain Obligations

As discussed in the 2021 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include lease obligations as debt.

	March 31, 2022	December 31, 2021
PNMR
PNMR common equity	35.7%	36.9%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	64.1	62.9
Total capitalization	100.0%	100.0%
PNM
PNM common equity	50.9%	50.9%
Preferred stock	0.3	0.3
Long-term debt	48.8	48.8
Total capitalization	100.0%	100.0%
TNMP
Common equity	51.0%	50.6%
Long-term debt	49.0	49.4
Total capitalization	100.0%	100.0%

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

As part of management’s continuing effort to monitor climate-related risks and assess opportunities, the Company has advanced its understanding of climate change by participating in the “2 Degree Scenario” planning conducted as part of the Electric Power Research Institute (“EPRI”) Understanding Climate Scenarios & Goal Setting Activities program. The program focused on characterizing and analyzing the relationship of individual electric utility company’s carbon emissions and global temperature goals. Activities include analyzing the scientific understanding of global emissions pathways that are consistent with limiting global warming and providing insight to assist companies in developing approaches to climate scenario planning. As PNM expands its sustainability efforts, EPRI’s environmental and climate analysis programs have also been useful in gaining a better understanding of energy and environmental policy and regulations, advanced clean energy technologies, decarbonization trends and climate impacts.

The Company cannot anticipate or predict the potential long-term effects of climate change or climate change related regulation on its results of operations, financial position, or cash flows.

Greenhouse Gas Emissions Exposures

In 2021, GHG associated with PNM’s interests in its fossil-fueled generating plants included approximately 5.5 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.

As of March 31, 2022, approximately 56% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG. This reflects the retirement of SJGS Units 2 and 3 that occurred in December 2017 and the restructuring of ownership in SJGS Unit 4. These events reduced PNM’s entitlement in SJGS from 783 MW to 562 MW and caused the Company’s output of GHG to decrease when compared to 2017. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. As described in Note 16 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG from the Company’s owned interests in SJGS, below 2005 levels. In 2020, PNM received authorization for a June 2022 abandonment of SJGS Units 1 and 4. On February 17, 2022, PNM notified the Commission that PNM had acquired permission of the SJGS owners and coal mine to temporarily extend operation of SJGS Unit 4 until September 30, 2022. This notification was due to SJGS replacement resources not being available for the summer 2022 peak load. In addition, PNM has filed the Four Corners Abandonment Application with the NMPRC for approval to sell its ownership interest in Four Corners by the end of 2024. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court, on January 21, 2022, PNM filed its Statement of Issues regarding the appeal and on March 24, 2022, PNM filed its Brief-in-Chief. See additional discussion of the SJGS and Four Corners Abandonment in Note 12. Retiring PNM’s share of SJGS and exiting participation in Four Corners would further reduce PNM’s GHG as those two coal-fired stations represent approximately 86% of PNM's 2020 GHG emissions from generation.

As of March 31, 2022, PNM owned or procured power under PPAs from 957 MW of capacity from renewable generation resources. This is comprised of 158 MW of PNM owned solar as well as wind, solar-PV, and geothermal facilities aggregating to 658 MW, 130 MW, and 11 MW. These agreements currently have expiration dates beginning in January 2035 and extending through June 2045. The NMPRC has approved PNM’s request to enter into additional PPAs for renewable energy for an additional 1,440 MW of energy from solar-PV facilities combined with 640 MW of battery storage agreements with an anticipated 100 MW of solar-PV expected to come online later in 2022. The entire portfolio of replacement resources approved by the NMPRC in PNM’s SJGS Abandonment Application includes replacement of SJGS capacity with the procurement of 650 MW of solar PPAs combined with 300 MW of battery storage agreements and the PVNGS Leased Interest Abandonment Application for solar PPAs of 450 MW combined with 290 MW of battery storage agreements. In addition, the NMPRC issued an order that will allow PNM to service a data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. Approval of these renewable energy and battery resources should further reduce any exposure to GHG emissions risk. These estimates are subject to change due to underlying variables, including changes in PNM's generation portfolio, supplier's ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 11 and 12.

PNM also has a customer distributed solar generation program that represented 211.8 MW at March 31, 2022. PNM’s distributed solar programs will generate an estimated 423.6 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 5,936 GWh of electricity through 2021. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,500 GWh of electricity savings, which will avoid at least

1.0 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

PNM’s service areas occasionally experience periodic high winds and severe thunderstorms. TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and other extreme weather conditions. In addition to potentially causing physical damage to Company-owned facilities, which disrupts the ability to transmit and/or distribute energy, weather and other events of nature can temporarily reduce customers’ usage and demand for energy. In addition, other events influenced by climate change, such as wildfires, could disrupt Company operations or result in third-party claims against the Company. PNM has enhanced its wildfire prevention efforts and maintains a wildfire mitigation plan; however, PNM remains at risk for wildfires outside of its control and the resulting damages in its service areas.

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

On January 20, 2021, President Biden signed an executive order “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis,” which instructs agency heads to review all Trump Administration actions for inconsistency with the Biden Administration’s policy “to listen to the science; to improve public health and protect our environment; to ensure access to clean air and water; to limit exposure to dangerous chemicals and pesticides; to hold polluters accountable, including those who disproportionately harm communities of color and low-income communities; to reduce greenhouse gas emissions; to bolster resilience to the impacts of climate change; to restore and expand our national treasures and monuments; and to prioritize both environmental justice and the creation of the well-paying union jobs necessary to deliver on these goals.” Agency heads were directed to consider suspending, revising or rescinding any action that is inconsistent with the stated policy. Within 30 days of the executive order, agency heads submitted to the United States Office of Management and Budget ("OMB") a preliminary list of those actions being considered for suspension, revision or rescission that would be completed by December 31, 2021, and would be subject to OMB review. Within 90 days of the executive order, agency heads submitted to OMB an updated list of such actions that would be completed by December 31, 2025. EPA is reconsidering the ACE Rule pursuant to this executive order.

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

The ETA was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Under the ETA provisions, PNM will also be required to meet a generation emission standard of no more than 400 lbs. of CO2 per MWh beginning in 2023 and not more than 200 lbs. per MWh beginning in 2032. PNM takes this requirement into account in its resource planning and it is expected that the standards will be met with the approved resource retirements and replacements. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “energy transition costs” (as defined by the ETA). These costs may include coal mine reclamation, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under a NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA in Note 11. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio. In February 2020, the hearing examiners assigned to the SJGS abandonment and financing proceedings issued recommended decisions recommending approval of PNM’s abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA. On April 1, 2020, the NMPRC approved the hearing examiners' recommendation to approve PNM's application to retire its share of SJGS in 2022 and for the issuance of Securitized Bonds. PNM has also requested approval of energy transition bonds for the Four Corners Abandonment costs of that transition away from coal-fired generation. On December 15, 2021, the NMPRC denied approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application. PNM cannot predict the full impact of the ETA or the outcome of the NM Supreme Court decision with respect to the abandonment of Four Corners. See additional discussion of PNM’s SJGS and Four Corners Abandonment Applications in Note 12.

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

On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by approximately 200 parties, requires that countries submit INDCs. INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The U.S. INDC was part of an overall effort by the former administration to have the U.S. achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry was a key element of its INDC and was based on EPA’s GHG regulations for new, existing, modified, and reconstructed sources at that time. Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016, and the Paris Agreement entered into force on November 4, 2016.  On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement. As a result of the President’s notice to the United Nations, the U.S. officially withdrew from the Paris Agreement on November 4, 2020. On January 20, 2021, President Biden signed an instrument that will allow the United States to rejoin the Paris Agreement on Climate Change. The instrument was deposited with the United Nations on January 21, 2021, and the United States officially became a party to the Agreement on February 19, 2021.

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

Other Matters

See Notes 11 and 12 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters.

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

As of March 31, 2022, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2021 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors, which are neither presented in order of importance nor weighted, include:

•The expected timing and likelihood of completion of the pending Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending Merger that could reduce anticipated benefits or cause the parties to abandon the transaction
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement
•The risk that the parties may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all
•The risk that the proposed Merger could have an adverse effect on the ability of PNMR to retain and hire key personnel and maintain relationships with its customers and suppliers, and on its operating results and businesses generally
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the prudence of PNM’s undepreciated investments in Four Corners and recovery of PNM’s investments and other costs associated with that plant, and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of regulatory proceedings, or resulting from potential mid-term or long-term impacts related to COVID-19
•Uncertainty relating to PNM's decision to return the currently leased generating capacity in PVNGS Units 1 and 2 at the expiration of their lease terms in 2023 and 2024, including future regulatory outcomes relating to the ratemaking treatment
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the changes in PNM's generation entitlement share for PVNGS following termination of the leases in 2023 and 2024, the proposed exit from Four Corners and the exit and abandonment of SJGS
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings

•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, the impacts of COVID-19 on customer usage, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt and access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of regulatory proceedings, from the economic impacts of COVID-19, actions by the Federal Reserve to address inflationary concerns or other market conditions, geopolitical activity, or from the entry into the Merger Agreement
•The risks associated with completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including coal supply agreements, renewable energy resources, and approved PPAs related to replacement resources for facilities to be retired or for which the leases will terminate), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the impacts of COVID-19, as well as the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the Tax Act, and other matters
•Risks related to climate change, including potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets
•Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM’s coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from international developments and the impacts of COVID-19
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate the coal supply at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, and TNMP’s 2021 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2022, and the year ended December 31, 2021, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. In the three months ended March 31, 2022 and 2021, the effects of mark-to-market commodity derivative instruments had no impact to PNM's net earnings and $3.7 million and zero of fair value losses have been recorded as a regulatory asset. All of the fair values as of March 31, 2022, were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by 2022.
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
Unusually cold weather in February 2021 resulted in higher than expected natural gas and purchased power costs. PNM mitigated the impacts from the cold weather by securing gas supplies in advance, engaging in market purchases when lower prices were available, and adjusting plant operation of its gas units to minimize reliance on higher-priced gas supplies. PNM estimates the impact of the cold weather conditions in the first quarter of 2021 resulted in approximately $20 million of additional natural gas costs and approximately $8 million in additional purchased power costs. These fuel increases were passed through to customers under the FPPAC.

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

Schedule of Credit Risk Exposure
March 31, 2022
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$4,764	1	$2,993
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	1,510	—	—
Non-investment grade	—	—	—
Total	$6,274		$2,993

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At March 31, 2022, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of March 31, 2022, was $3.0 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of PNM’s and TNMP's long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-term debt must be refinanced, repriced or redeemed. PNMR's debt and the revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates continue to rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity, and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations.

Variable interest rates under the PNMR and PNM facilities are based on LIBOR but contain provisions which allow for the replacement of LIBOR with other widely accepted interest rates. Variable interest rates under the TNMP facility are based on SOFR.

At April 21, 2022, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	2.06%	$31,100	$300,000
PNM Revolving Credit Facility	—	—	400,000
PNM 2017 New Mexico Credit Facility	—	—	40,000
TNMP Revolving Credit Facility	1.34	75,000	75,000
		$106,100	$815,000
Long-term Debt:
PNMR 2021 Delayed-Draw Term Loan	1.30%	$1,000,000
PNM 2021 Term Loan	1.28	75,000
		$1,075,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $431.1 million at March 31, 2022, of which 59.2% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2022, the decrease in the fair value of the fixed-rate securities would be 2.0%, or $5.1 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at March 31, 2022. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 37.6% of the securities held by the trusts as of March 31, 2022. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $16.2 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•Cooling Water Intake Structures
•Santa Fe Generating Station
•Navajo Nations Allottee Matters
Note 12

•PNMR – Merger Regulatory Proceedings
•PNM – 2020 Decoupling Petition
•PNM – 2020 Integrated Resource Plan
•PNM – SJGS Abandonment Application
•PNM – Four Corners Abandonment Application
•PNM – PVNGS Leased Interest Abandonment Application
•PNM – FERC Compliance
•TNMP – Transmission Cost of Service Rates

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR's, PNM's, and TNMP's Annual Reports on Form 10-K for the year ended December 31, 2021, except as set forth below.

Changes in interest rates could adversely affect our business.

Interest rates may increase in the future. As a result, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. In addition, because we use both fixed and variable rate debt, we are exposed to market risk due to the floating interest rates on our variable rate borrowings. Our results of operations, cash flows and financial position could be affected adversely by significant fluctuations in interest rates from current levels.

The financial performance of PNMR, PNM, and TNMP may be adversely affected if power plants, other generation resources and transmission and distribution systems do not operate reliably and efficiently.

The Company’s financial performance depends on the successful operation of PNM’s generation assets, as well as the transmission and distribution systems of PNM and TNMP. PNM’s recent abandonment applications for SJGS and Four Corners will increase PNM’s dependency on other generation resources, including renewable resources, gas-fired facilities, and PVNGS, and will reduce PNM’s flexibility in managing those resources. Unscheduled or longer than expected maintenance outages, breakdown or failure of equipment or processes due to aging infrastructure, inability to install or operate renewable resources, temporary or permanent shutdowns to achieve environmental compliance, other performance problems with the generation assets, unfavorable geologic conditions, severe weather conditions, accidents and other catastrophic events, acts of war or terrorism, cybersecurity attacks, wildfires, disruptions in the supply, quality, and delivery of fuel and water supplies, and other factors could result in PNM’s load requirements being larger than available system generation capacity. Unplanned outages of generating units, extensions of scheduled outages and delays in replacement resources occur from time to time and are an inherent risk of the Company’s business. If these were to occur, PNM would be required to purchase electricity in either the wholesale market or spot market at the then-current market price. There can be no assurance that sufficient electricity would be available at reasonable prices, or available at all. The failure of transmission or distribution facilities may also affect PNM’s and TNMP’s ability to deliver power. These potential generation, distribution, and transmission problems, and any service interruptions related to them, could result in lost revenues and additional costs.

ITEM 5. OTHER INFORMATION

April 2022 Bond Purchase Agreement

On April 27, 2022, TNMP entered into the TNMP 2022 Bond Purchase Agreement with the institutional investors party thereto for the sale of $160.0 million aggregate principal amount of TNMP 2022 Bonds offered in a private placement transaction. Under the TNMP 2022 Bond Purchase Agreement, TNMP has agreed to issue (i) on May 12, 2022, $65,000,000 aggregate principal amount of its 4.13% First Mortgage Bonds, due May 12, 2052, Series 2022A (the “2022A Bonds”) and (ii)

on or before July 28, 2022, $95,000,000 aggregate principal amount of its 3.81% First Mortgage Bonds, due July 28, 2032, Series 2022C (the “2022C Bonds” and, together with the 2022A Bonds, the “TNMP 2022 Bonds”). The issuance of the TNMP 2022 Bonds is subject to the satisfaction of customary conditions, including continuing compliance with the representations, warranties and covenants of the TNMP Bond Purchase Agreement. TNMP will use the proceeds from the TNMP 2022 Bonds for the repayment of existing debt (including revolving credit facility borrowings), to fund capital expenditures and other general corporate purposes.

The TNMP 2022 Bonds will be secured by a first mortgage on substantially all of TNMP’s property, subject to excepted encumbrances, reservations, contracts, and other exceptions. The TNMP 2022 Bonds will be issued pursuant to TNMP’s First Mortgage Indenture dated as of March 23, 2009 (the “First Mortgage Indenture”), between TNMP and U.S. Bank Trust Company, National Association (as ultimate successor to The Bank of New York Mellon Trust Company, N.A.), as Trustee, as previously supplemented and amended and as to be further supplemented by a fifteenth supplemental indenture to be dated on May 12, 2022 (providing for the issuance of the 2022A Bonds), and a seventeenth supplemental indenture to be dated on or before July 28, 2022 (providing for the issuance of the 2022C Bonds). A copy of the First Mortgage Indenture was filed by TNMP as an exhibit to its Current Report on Form 8-K filed on March 27, 2009. A copy of the forms of the fifteenth and seventeenth supplemental indentures pursuant to which the TNMP 2022 Bonds will be issued are included as schedules to the TNMP Bond Purchase Agreement.

The terms of the TNMP 2022 Bonds will include customary covenants, including a covenant that requires the maintenance of a debt-to-capitalization ratio of less than or equal to 65%, customary events of default, a cross-default provision, and a change-of-control provision. In the event of a change of control (as defined in the fifteenth and seventeenth supplemental indentures, other than in connection with the pending Merger between PNM Resources, Inc. and Avangrid), TNMP will be required to offer to prepay the TNMP 2022 Bonds at par. TNMP will have the right to redeem any or all of the TNMP 2022 Bonds prior to their respective maturities, subject to payment of a customary make-whole premium.

The foregoing description is qualified in its entirety by the TNMP 2022 Bond Purchase Agreement, which is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

The TNMP 2022 Bonds are not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements and applicable state laws. This Quarterly Report on Form 10-Q does not constitute an offer to sell nor a solicitation of an offer to purchase the TNMP 2022 Bonds or any other securities, and shall not constitute an offer, solicitation or sale in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful.

ITEM 6. EXHIBITS

2.1	PNMR
Amendment to Merger Agreement, dated as of January 3, 2022, by and among PNM Resources, Inc., Avangrid, Inc., and NM Green Holdings, Inc. (incorporated by reference to Exhibit 2.1 to PNMR's Current Report on Form 8-K filed January 3, 2022)

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including October 24, 2017 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed October 25, 2017)

3.5	PNM	Bylaws of PNM, with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNMR	2022 Director Compensation Summary

10.2	PNMR	PNMR 2022 Officer Annual Incentive Plan dated April 19, 2022

10.3	PNMR	PNMR 2022 Long-Term Incentive Plan dated April 19, 2022

10.4	PNMR	First Amendment dated April 19, 2022 to PNMR 2021 Long-Term Incentive Plan

10.5	PNMR	Second Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Charles Eldred, effective March 1, 2022

10.6	PNMR	Second Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patricia Collawn, effective March 1, 2022

10.7	PNMR	Second Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patrick Apodaca, effective March 1, 2022

10.8	PNMR	Employee Transition and Separation Agreement between PNMR and Charles Eldred, effective March 1, 2022

10.9	TNMP
Bond Purchase Agreement dated April 27, 2022 between TNMP and the purchasers named therein ($65,000,000 of 4.13% First Mortgage Bonds due 2052, Series 2022A, $95,000,000 of 3.81% First Mortgage Bonds due 2032, Series 2022C)

10.10	TNMP
Fourth Amended and Restated Credit Agreement, dated as of March 11, 2022, among Texas-New Mexico Power Company, the lenders party thereto and KeyBank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to TNMP's Current Report on Form 8-K filed March 11, 2022)

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	April 28, 2022	/s/ Henry E. Monroy
Henry E. Monroy
Vice President and Corporate Controller
(Officer duly authorized to sign this report)