Form 10-Q
period 2022-06-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2022-08-04
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of July 29, 2022, 85,834,874 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of July 29, 2022, was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of July 29, 2022, was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARP	Alternative Revenue Program
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
CAA	Clean Air Act
CAISO	California Independent System Operator
CCAE	Coalition for Clean Affordable Energy
CCR	Coal Combustion Residuals
CFIUS	Committee on Foreign Investment in the United States
CFRE	Citizens for Fair Rates and the Environment
CO2	Carbon Dioxide
COVID-19	Novel coronavirus global pandemic
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCOS	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
End Date	The date at which the Merger Agreement may be terminated if the Effective Time has not yet occurred; January 20, 2022, subsequently extended to April 20, 2023.
Energy Transition Charge	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
HSR Act	Hart-Scott Rodino Antitrust Improvement Act of 1976
Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
INDC	Intended Nationally Determined Contribution
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
Joint Applicants	PNM, PNMR, Merger Sub, Avangrid and Iberdrola, S.A.
kV	Kilovolt
KW	Kilowatt

KWh	Kilowatt Hour
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
Leeward	Leeward Renewable Energy Development, LLC
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub, as amended by the amendment to the Merger Agreement dated January 3, 2022
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined below)
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for General Increase in Electric Rates Filed by PNM on December 7, 2016
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility
PNM 2021 Term Loan	PNM’s $75.0 million 18-month Unsecured Term Loan that matures December 18, 2022
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2021 Delayed-Draw Term Loan	PNMR’s $1.0 billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas

PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of Securitized Bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SPS	Southwestern Public Service Company
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP's General Rate Case Application filed on May 30, 2018
TNMP 2022 Bonds	TNMP's First Mortgage Bonds to be issued under the TNMP 2022 Bond Purchase Agreement
TNMP 2022 Bond Purchase Agreement	TNMP's Agreement for the sale of an aggregate $160.0 million of TNMP's 2022 Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 million Secured Revolving Credit Facility ($100.0 million as of May 13, 2022)
Tri-State	Tri-State Generation and Transmission Association, Inc.
TSAs	Transmission Service Agreements
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
Western Spirit Line	An approximately 150-mile 345-kV transmission line that PNM purchased in December 2021
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$404,320	$368,893	$788,813	$715,478
Alternative revenue programs	2,579	7,236	(2,926)	6,327
Other electric operating revenue	92,831	50,411	157,961	69,442
Total electric operating revenues	499,730	426,540	943,848	791,247
Operating Expenses:
Cost of energy	195,596	152,676	364,010	268,072
Administrative and general	51,342	52,473	107,203	111,938
Energy production costs	42,499	37,439	76,065	74,335
Regulatory disallowances and restructuring costs	1,399	—	1,399	—
Depreciation and amortization	76,769	70,727	152,533	140,601
Transmission and distribution costs	21,156	18,853	39,622	36,170
Taxes other than income taxes	24,577	20,169	48,556	42,762
Total operating expenses	413,338	352,337	789,388	673,878
Operating income	86,392	74,203	154,460	117,369
Other Income and Deductions:
Interest income	3,327	3,578	7,619	7,137
Gains (losses) on investment securities	(41,795)	13,192	(68,368)	14,160
Other income	5,151	4,654	9,481	8,906
Other (deductions)	(3,641)	(5,448)	(5,882)	(8,738)
Net other income and deductions	(36,958)	15,976	(57,150)	21,465
Interest Charges	29,217	24,119	55,437	50,003
Earnings before Income Taxes	20,217	66,060	41,873	88,831
Income Taxes	1,094	8,299	3,532	9,865
Net Earnings	19,123	57,761	38,341	78,966
(Earnings) Attributable to Valencia Non-controlling Interest	(3,630)	(3,920)	(6,725)	(7,414)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings Attributable to PNMR	$15,361	$53,709	$31,352	$71,288
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.18	$0.62	$0.36	$0.83
Diluted	$0.18	$0.62	$0.36	$0.83
Dividends Declared per Common Share	$0.3475	$0.3275	$0.6950	$0.6550

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net Earnings	$19,123	$57,761	$38,341	$78,966
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $744, $(928), $2,401, and $(83)	(2,184)	2,727	(7,051)	246
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $366, $511, $741, and $1,430	(1,074)	(1,503)	(2,176)	(4,202)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(451), $(530), $(902), and $(1,060)	1,325	1,557	2,650	3,114
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $(876), $(141) $(876), and $(458)	2,572	416	2,572	1,346
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $301, $71, $301, and $229	(884)	(208)	(884)	(674)
Total Other Comprehensive Income (Loss)	(245)	2,989	(4,889)	(170)
Comprehensive Income	18,878	60,750	33,452	78,796
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,630)	(3,920)	(6,725)	(7,414)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income Attributable to PNMR	$15,116	$56,698	$26,463	$71,118

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$38,341	$78,966
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	169,942	158,204
Deferred income tax expense	2,405	9,362
(Gains) losses on investment securities	68,368	(14,160)
Stock based compensation expense	4,816	5,712
Regulatory disallowances and restructuring costs	1,399	—
Allowance for equity funds used during construction	(5,839)	(5,525)
Other, net	754	3,403
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(36,893)	(31,424)
Materials, supplies, and fuel stock	(10,353)	4,451
Other current assets	9,773	(23,483)
Other assets	4,870	12,410
Accounts payable	4,954	990
Accrued interest and taxes	(2,312)	(8,929)
Other current liabilities	(2,615)	8,772
Other liabilities	(29,746)	(24,186)
Net cash flows from operating activities	217,864	174,563

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(475,732)	(335,033)
Proceeds from sales of investment securities	230,880	363,291
Purchases of investment securities	(234,848)	(367,325)
Distributions from NMRD	—	572
Other, net	512	93
Net cash flows used in investing activities	(479,188)	(338,402)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings, net	$203,600	$59,500
Long-term borrowings	238,000	1,145,000
Repayment of long-term debt	(104,500)	(1,005,000)
Awards of common stock	(7,625)	(9,953)
Dividends paid	(59,919)	(56,486)
Valencia’s transactions with its owner	(7,965)	(9,256)
Transmission interconnection and security deposit arrangements	46,643	15,875
Refunds paid under transmission interconnection arrangements	(41,369)	(4,163)
Debt issuance costs and other, net	(3,161)	(1,149)
Net cash flows from financing activities	263,704	134,368

Change in Cash, Restricted Cash, and Equivalents	2,380	(29,471)
Cash, Restricted Cash, and Equivalents at Beginning of Period	1,104	47,928
Cash, Restricted Cash, and Equivalents at End of Period	$3,484	$18,457

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$50,057	$49,127
Income taxes paid, net	$904	$892

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$47,626	$42,057

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,484	$1,104
Accounts receivable, net of allowance for credit losses of $5,705 and $7,265	150,960	123,292
Unbilled revenues	64,520	57,736
Other receivables	20,524	18,784
Materials, supplies, and fuel stock	75,414	65,061
Regulatory assets	24,307	14,785
Prepaid assets	25,121	37,325
Income taxes receivable	4,655	4,878
Other current assets	1,304	1,635
Total current assets	370,289	324,600
Other Property and Investments:
Investment securities	386,355	463,126
Equity investment in NMRD	90,161	89,158
Other investments	139	265
Non-utility property, net	26,066	25,439
Total other property and investments	502,721	577,988
Utility Plant:
Plant in service, held for future use, and to be abandoned	9,421,123	9,357,849
Less accumulated depreciation and amortization	2,975,176	2,952,743
	6,445,947	6,405,106
Construction work in progress	390,733	248,856
Nuclear fuel, net of accumulated amortization of $41,329 and $41,181	100,450	98,937
Net utility plant	6,937,130	6,752,899
Deferred Charges and Other Assets:
Regulatory assets	599,052	514,258
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	67,623	79,511
Other deferred charges	155,993	139,332
Total deferred charges and other assets	1,100,965	1,011,398
	$8,911,105	$8,666,885

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$266,300	$62,700
Current installments of long-term debt	259,569	179,339
Accounts payable	129,923	172,595
Customer deposits	5,879	5,095
Accrued interest and taxes	67,570	70,105
Regulatory liabilities	9,118	8,316
Operating lease liabilities	26,612	27,218
Dividends declared	132	132
Transmission interconnection arrangement liabilities	24,643	39,564
Other current liabilities	104,738	99,149
Total current liabilities	894,484	664,213
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	3,573,087	3,519,580
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	780,518	764,850
Regulatory liabilities	828,515	841,393
Asset retirement obligations	239,640	234,146
Accrued pension liability and postretirement benefit cost	12,597	19,057
Operating lease liabilities	41,464	55,993
Other deferred credits	343,584	333,195
Total deferred credits and other liabilities	2,246,318	2,248,634
Total liabilities	6,713,889	6,432,427
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,426,448	1,429,257
Accumulated other comprehensive income (loss), net of income taxes	(76,825)	(71,936)
Retained earnings	781,899	810,203
Total PNMR common stockholders’ equity	2,131,522	2,167,524
Non-controlling interest in Valencia	54,165	55,405
Total equity	2,185,687	2,222,929
	$8,911,105	$8,666,885

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at March 31, 2022	$1,425,574	$(76,580)	$766,538	$2,115,532	$54,268	$2,169,800
Net earnings before subsidiary preferred stock dividends	—	—	15,493	15,493	3,630	19,123
Total other comprehensive income (loss)	—	(245)	—	(245)	—	(245)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Awards of common stock	(890)	—	—	(890)	—	(890)
Stock based compensation expense	1,764	—	—	1,764	—	1,764
Valencia’s transactions with its owner	—	—	—	—	(3,733)	(3,733)
Balance at June 30, 2022	$1,426,448	$(76,825)	$781,899	$2,131,522	$54,165	$2,185,687

Balance at December 31, 2021	$1,429,257	$(71,936)	$810,203	$2,167,524	$55,405	$2,222,929
Net earnings before subsidiary preferred stock dividends	—	—	31,616	31,616	6,725	38,341
Total other comprehensive income (loss)	—	(4,889)	—	(4,889)	—	(4,889)
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(59,656)	(59,656)	—	(59,656)
Awards of common stock	(7,625)	—	—	(7,625)	—	(7,625)
Stock based compensation expense	4,816	—	—	4,816	—	4,816
Valencia’s transactions with its owner	—	—	—	—	(7,965)	(7,965)
Balance at June 30, 2022	$1,426,448	$(76,825)	$781,899	$2,131,522	$54,165	$2,185,687

Balance at March 31, 2021	$1,425,133	$(82,342)	$688,175	$2,030,966	$57,260	$2,088,226
Net earnings before subsidiary preferred stock dividends	—	—	53,841	53,841	3,920	57,761
Total other comprehensive income	—	2,989	—	2,989	—	2,989
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Awards of common stock	(926)	—	—	(926)	—	(926)
Stock based compensation expense	1,493	—	—	1,493	—	1,493
Valencia’s transactions with its owner	—	—	—	—	(4,013)	(4,013)
Balance at June 30, 2021	$1,425,700	$(79,353)	$741,884	$2,088,231	$57,167	$2,145,398

Balance at December 31, 2020	$1,429,941	$(79,183)	$698,707	$2,049,465	$59,009	$2,108,474
Net earnings before subsidiary preferred stock dividends	—	—	71,552	71,552	7,414	78,966
Total other comprehensive income (loss)	—	(170)	—	(170)	—	(170)
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(28,111)	(28,111)	—	(28,111)
Awards of common stock	(9,953)	—	—	(9,953)	—	(9,953)
Stock based compensation expense	5,712	—	—	5,712	—	5,712
Valencia’s transactions with its owner	—	—	—	—	(9,256)	(9,256)
Balance at June 30, 2021	$1,425,700	$(79,353)	$741,884	$2,088,231	$57,167	$2,145,398

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$280,220	$271,652	$555,864	$522,858
Alternative revenue programs	3,703	1,886	1,638	2,862
Other electric operating revenue	92,831	50,411	157,961	69,442
Total electric operating revenues	376,754	323,949	715,463	595,162
Operating Expenses:
Cost of energy	163,964	123,768	302,778	212,654
Administrative and general	47,114	46,136	97,461	93,270
Energy production costs	42,499	37,439	76,065	74,335
Regulatory disallowances and restructuring costs	1,399	—	1,399	—
Depreciation and amortization	45,981	42,489	91,771	84,438
Transmission and distribution costs	13,518	11,403	25,129	22,062
Taxes other than income taxes	12,844	10,947	26,409	23,586
Total operating expenses	327,319	272,182	621,012	510,345
Operating income	49,435	51,767	94,451	84,817
Other Income and Deductions:
Interest income	3,267	3,417	6,400	7,012
Gains (losses) on investment securities	(41,795)	13,192	(68,368)	14,160
Other income	2,863	2,584	5,911	5,292
Other (deductions)	(2,884)	(4,673)	(4,575)	(7,105)
Net other income and deductions	(38,549)	14,520	(60,632)	19,359
Interest Charges	14,523	13,039	29,095	25,932
Earnings before Income Taxes	(3,637)	53,248	4,724	78,244
Income Taxes (Benefits)	(1,182)	7,844	(359)	10,678
Net Earnings (Loss)	(2,455)	45,404	5,083	67,566
(Earnings) Attributable to Valencia Non-controlling Interest	(3,630)	(3,920)	(6,725)	(7,414)
Net Earnings (Loss) Attributable to PNM	(6,085)	41,484	(1,642)	60,152
Preferred Stock Dividend Requirements	(132)	(132)	(264)	(264)
Net Earnings (Loss) Available for PNM Common Stock	$(6,217)	$41,352	$(1,906)	$59,888

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net Earnings (Loss)	$(2,455)	$45,404	$5,083	$67,566
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $744, $(928), $2,401, and $(83)	(2,184)	2,727	(7,051)	246
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $366, $511, $741, and $1,430	(1,074)	(1,503)	(2,176)	(4,202)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(451), $(530), $(902), and $(1,060)	1,325	1,557	2,650	3,114
Total Other Comprehensive Income (Loss)	(1,933)	2,781	(6,577)	(842)
Comprehensive Income (Loss)	(4,388)	48,185	(1,494)	66,724
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,630)	(3,920)	(6,725)	(7,414)
Comprehensive Income (Loss) Attributable to PNM	$(8,018)	$44,265	$(8,219)	$59,310
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$5,083	$67,566
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	107,493	100,445
Deferred income tax expense	289	10,820
(Gains) losses on investment securities	68,368	(14,160)
Regulatory disallowances and restructuring costs	1,399	—
Allowance for equity funds used during construction	(4,768)	(4,282)
Other, net	1,757	1,799
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(20,660)	(28,252)
Materials, supplies, and fuel stock	(9,076)	4,954
Other current assets	10,083	(19,951)
Other assets	5,174	10,997
Accounts payable	10,504	4,765
Accrued interest and taxes	2,320	330
Other current liabilities	579	13,377
Other liabilities	(21,658)	(22,824)
Net cash flows from operating activities	156,887	125,584

Cash Flows From Investing Activities:
Utility plant additions	(213,886)	(161,391)
Proceeds from sales of investment securities	230,880	363,291
Purchases of investment securities	(234,848)	(367,325)
Other, net	513	94
Net cash flows used in investing activities	(217,341)	(165,331)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$103,400	$(10,000)
Long-term borrowings	73,000	75,000
Repayment of long-term debt	(104,500)	(40,000)
Dividends paid	(264)	(264)
Valencia’s transactions with its owner	(7,965)	(9,256)
Transmission interconnection and security deposit arrangements	40,243	12,275
Refunds paid under transmission interconnection arrangements	(39,369)	(1,861)
Debt issuance costs and other, net	(1,851)	(321)
Net cash flows from financing activities	62,694	25,573

Change in Cash, Restricted Cash, and Equivalents	2,240	(14,174)
Cash, Restricted Cash, and Equivalents at Beginning of Period	19	31,446
Cash, Restricted Cash, and Equivalents at End of Period	$2,259	$17,272

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$25,198	$23,942
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$21,083	$33,639

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,259	$19
Accounts receivable, net of allowance for credit losses of $5,705 and $7,265	113,656	98,151
Unbilled revenues	47,472	44,759
Other receivables	17,601	16,538
Affiliate receivables	8,911	8,837
Materials, supplies, and fuel stock	67,017	57,942
Regulatory assets	19,119	8,721
Prepaid assets	17,419	30,266
Other current assets	1,055	1,456
Total current assets	294,509	266,689
Other Property and Investments:
Investment securities	386,355	463,126
Other investments	3	129
Non-utility property, net	11,350	10,717
Total other property and investments	397,708	473,972
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,548,099	6,602,015
Less accumulated depreciation and amortization	2,235,519	2,235,068
	4,312,580	4,366,947
Construction work in progress	224,494	182,520
Nuclear fuel, net of accumulated amortization of $41,329 and $41,181	100,450	98,937
Net utility plant	4,637,524	4,648,404
Deferred Charges and Other Assets:
Regulatory assets	515,818	428,981
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	62,995	73,903
Other deferred charges	129,965	116,552
Total deferred charges and other assets	760,410	671,068
	$6,090,151	$6,060,133

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$110,800	$7,400
Current installments of long-term debt	259,569	179,339
Accounts payable	97,217	107,795
Affiliate payables	18,939	15,203
Customer deposits	5,879	5,095
Accrued interest and taxes	39,458	37,137
Regulatory liabilities	9,118	8,316
Operating lease liabilities	24,731	25,278
Dividends declared	132	132
Transmission interconnection arrangement liabilities	24,643	39,564
Other current liabilities	73,139	70,643
Total current liabilities	663,625	495,902
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,590,555	1,701,771
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	637,721	630,682
Regulatory liabilities	629,466	653,830
Asset retirement obligations	238,845	233,383
Accrued pension liability and postretirement benefit cost	12,288	18,718
Operating lease liabilities	38,922	52,552
Other deferred credits	261,659	246,502
Total deferred credits and liabilities	1,818,901	1,835,667
Total liabilities	4,073,081	4,033,340
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,547,918	1,547,918
Accumulated other comprehensive income (loss), net of income taxes	(78,513)	(71,936)
Retained earnings	481,971	483,877
Total PNM common stockholder’s equity	1,951,376	1,959,859
Non-controlling interest in Valencia	54,165	55,405
Total equity	2,005,541	2,015,264
	$6,090,151	$6,060,133

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at March 31, 2022	$1,547,918	$(76,580)	$488,188	$1,959,526	$54,268	$2,013,794
Net earnings (loss)	—	—	(6,085)	(6,085)	3,630	(2,455)
Total other comprehensive income (loss)	—	(1,933)	—	(1,933)	—	(1,933)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(3,733)	(3,733)
Balance at June 30, 2022	$1,547,918	$(78,513)	$481,971	$1,951,376	$54,165	$2,005,541

Balance at December 31, 2021	$1,547,918	$(71,936)	$483,877	$1,959,859	$55,405	$2,015,264
Net earnings (loss)	—	—	(1,642)	(1,642)	6,725	5,083
Total other comprehensive income (loss)	—	(6,577)	—	(6,577)	—	(6,577)
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Valencia’s transactions with its owner	—	—	—	—	(7,965)	(7,965)
Balance at June 30, 2022	$1,547,918	$(78,513)	$481,971	$1,951,376	$54,165	$2,005,541

Balance at March 31, 2021	$1,494,918	$(82,134)	$406,872	$1,819,656	$57,260	$1,876,916
Net earnings	—	—	41,484	41,484	3,920	45,404
Total other comprehensive income	—	2,781	—	2,781	—	2,781
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,013)	(4,013)
Balance at June 30, 2021	$1,494,918	$(79,353)	$448,224	$1,863,789	$57,167	$1,920,956

Balance at December 31, 2020	$1,494,918	$(78,511)	$388,336	$1,804,743	$59,009	$1,863,752
Net earnings	—	—	60,152	60,152	7,414	67,566
Total other comprehensive income (loss)	—	(842)	—	(842)	—	(842)
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Valencia’s transactions with its owner	—	—	—	—	(9,256)	(9,256)
Balance at June 30, 2021	$1,494,918	$(79,353)	$448,224	$1,863,789	$57,167	$1,920,956

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$124,100	$97,241	$232,949	$192,620
Alternative revenue programs	(1,124)	5,350	(4,564)	3,465
Total electric operating revenues	122,976	102,591	228,385	196,085
Operating Expenses:
Cost of energy	31,632	28,908	61,232	55,418
Administrative and general	11,185	11,022	23,198	23,252
Depreciation and amortization	24,312	22,475	47,954	44,665
Transmission and distribution costs	7,638	7,450	14,493	14,108
Taxes other than income taxes	10,209	8,032	19,266	16,913
Total operating expenses	84,976	77,887	166,143	154,356
Operating income	38,000	24,704	62,242	41,729
Other Income and Deductions:
Interest income	105	—	1,287	—
Other income	1,408	1,323	2,460	2,709
Other (deductions)	(285)	(278)	(400)	(602)
Net other income and deductions	1,228	1,045	3,347	2,107
Interest Charges	9,016	8,277	18,166	16,752
Earnings before Income Taxes	30,212	17,472	47,423	27,084
Income Taxes	4,161	1,822	6,312	2,699
Net Earnings	$26,051	$15,650	$41,111	$24,385

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$41,111	$24,385
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	48,370	45,123
Deferred income tax (benefit)	(208)	(2,427)
Other, net	(1,071)	(1,220)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(16,234)	(3,172)
Materials and supplies	(1,277)	(503)
Other current assets	(1,393)	(4,627)
Other assets	(57)	2,680
Accounts payable	(3,062)	(2,590)
Accrued interest and taxes	(853)	(1,921)
Other current liabilities	6,393	3,216
Other liabilities	(5,667)	(2,934)
Net cash flows from operating activities	66,052	56,010
Cash Flows From Investing Activities:
Utility plant additions	(245,715)	(161,984)
Net cash flows used in investing activities	(245,715)	(161,984)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings, net	99,600	38,200
Short-term borrowings – affiliate, net	11,300	—
Long-term borrowings	65,000	—
Equity contribution from parent	—	52,000
Transmission interconnection arrangements	6,400	3,600
Refunds paid under transmission interconnection arrangements	(2,000)	(2,302)
Debt issuance costs and other, net	(604)	(156)
Net cash flows from financing activities	179,696	91,342

Change in Cash and Cash Equivalents	33	(14,632)
Cash and Cash Equivalents at Beginning of Period	—	14,800
Cash and Cash Equivalents at End of Period	$33	$168

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$16,800	$16,016
Income taxes paid, net	$904	$892

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$16,145	$3,800

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$33	$—
Accounts receivable	37,304	25,141
Unbilled revenues	17,048	12,977
Other receivables	4,807	4,108
Materials and supplies	8,397	7,119
Regulatory assets	5,188	6,064
Other current assets	3,754	1,989
Total current assets	76,531	57,398
Other Property and Investments:
Other investments	136	136
Non-utility property, net	13,538	13,499
Total other property and investments	13,674	13,635
Utility Plant:
Plant in service and plant held for future use	2,590,534	2,475,859
Less accumulated depreciation and amortization	577,424	563,004
	2,013,110	1,912,855
Construction work in progress	155,580	53,401
Net utility plant	2,168,690	1,966,256
Deferred Charges and Other Assets:
Regulatory assets	83,234	85,277
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	4,324	5,264
Other deferred charges	10,484	10,277
Total deferred charges and other assets	324,707	327,483
	$2,583,602	$2,364,772

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$100,000	$400
Short-term debt – affiliate	11,300	—
Accounts payable	23,881	43,089
Affiliate payables	8,858	6,568
Accrued interest and taxes	39,152	40,005
Operating lease liabilities	1,849	1,882
Other current liabilities	10,669	4,968
Total current liabilities	195,709	96,912
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	983,001	918,050
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	162,979	157,248
Regulatory liabilities	199,049	187,563
Asset retirement obligations	795	763
Accrued pension liability and postretirement benefit cost	309	339
Operating lease liabilities	2,270	3,155
Other deferred credits	56,822	59,185
Total deferred credits and other liabilities	422,224	408,253
Total liabilities	1,600,934	1,423,215
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	737,166	737,166
Retained earnings	245,438	204,327
Total common stockholder’s equity	982,668	941,557
	$2,583,602	$2,364,772

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at March 31, 2022	$64	$737,166	$219,387	$956,617
Net earnings	—	—	26,051	26,051
Balance at June 30, 2022	$64	$737,166	$245,438	$982,668

Balance at December 31, 2021	$64	$737,166	$204,327	$941,557
Net earnings	—	—	41,111	41,111
Balance at June 30, 2022	$64	$737,166	$245,438	$982,668

Balance at March 31, 2021	$64	$685,166	$149,183	$834,413
Net earnings	—	—	15,650	15,650
Equity contribution from parent	—	52,000	—	52,000
Balance at June 30, 2021	$64	$737,166	$164,833	$902,063

Balance at December 31, 2020	$64	$685,166	$140,448	$825,678
Net earnings	—	—	24,385	24,385
Equity contribution from parent	—	52,000	—	52,000
Balance at June 30, 2021	$64	$737,166	$164,833	$902,063

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2022 and December 31, 2021, and the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board is expected to declare dividends on common stock considered to be for the second quarter of $0.3475 per share in August 2022 and declared dividends of $0.3275 per share in July 2021, which are reflected as "Dividends Declared per Common Share" on the PNMR Condensed Consolidated Statements of Earnings.

PNMR did not make any cash equity contributions to PNM or TNMP in the three and six months ended June 30, 2022 and 2021. Neither PNM nor TNMP declared or paid any cash dividends to PNMR in the three and six months ended June 30, 2022 and 2021.

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

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended June 30, 2022
Electric operating revenues	$376,754	$122,976	$—	$499,730
Cost of energy	163,964	31,632	—	195,596
Utility margin	212,790	91,344	—	304,134
Other operating expenses	117,374	29,032	(5,433)	140,973
Depreciation and amortization	45,981	24,312	6,476	76,769
Operating income (loss)	49,435	38,000	(1,043)	86,392
Interest income (loss)	3,267	105	(45)	3,327
Other income (deductions)	(41,816)	1,123	408	(40,285)
Interest charges	(14,523)	(9,016)	(5,678)	(29,217)
Segment earnings (loss) before income taxes	(3,637)	30,212	(6,358)	20,217
Income taxes (benefit)	(1,182)	4,161	(1,885)	1,094
Segment earnings (loss)	(2,455)	26,051	(4,473)	19,123
Valencia non-controlling interest	(3,630)	—	—	(3,630)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$(6,217)	$26,051	$(4,473)	$15,361

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Six Months Ended June 30, 2022
Electric operating revenues	$715,463	$228,385	$—	$943,848
Cost of energy	302,778	61,232	—	364,010
Utility margin	412,685	167,153	—	579,838
Other operating expenses	226,463	56,957	(10,575)	272,845
Depreciation and amortization	91,771	47,954	12,808	152,533
Operating income (loss)	94,451	62,242	(2,233)	154,460
Interest income (loss)	6,400	1,287	(68)	7,619
Other income (deductions)	(67,032)	2,060	203	(64,769)
Interest charges	(29,095)	(18,166)	(8,176)	(55,437)
Segment earnings (loss) before income taxes	4,724	47,423	(10,274)	41,873
Income taxes (benefit)	(359)	6,312	(2,421)	3,532
Segment earnings (loss)	5,083	41,111	(7,853)	38,341
Valencia non-controlling interest	(6,725)	—	—	(6,725)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$(1,906)	$41,111	$(7,853)	$31,352

At June 30, 2022:
Total Assets	$6,090,151	$2,583,602	$237,352	$8,911,105
Goodwill	$51,632	$226,665	$—	$278,297

Three Months Ended June 30, 2021
Electric operating revenues	$323,949	$102,591	$—	$426,540
Cost of energy	123,768	28,908	—	152,676
Utility margin	200,181	73,683	—	273,864
Other operating expenses	105,925	26,504	(3,495)	128,934
Depreciation and amortization	42,489	22,475	5,763	70,727
Operating income (loss)	51,767	24,704	(2,268)	74,203
Interest income	3,417	—	161	3,578
Other income	11,103	1,045	250	12,398
Interest charges	(13,039)	(8,277)	(2,803)	(24,119)
Segment earnings (loss) before income taxes	53,248	17,472	(4,660)	66,060
Income taxes (benefit)	7,844	1,822	(1,367)	8,299
Segment earnings (loss)	45,404	15,650	(3,293)	57,761
Valencia non-controlling interest	(3,920)	—	—	(3,920)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$41,352	$15,650	$(3,293)	$53,709

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the six months ended June 30, 2022 and 2021 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	PNMR Consolidated
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2021	$11,715	$(83,651)	$(71,936)	$—	$(71,936)
Amounts reclassified from AOCI (pre-tax)	(2,917)	3,552	635	(1,185)	(550)
Income tax impact of amounts reclassified	741	(902)	(161)	301	140
Other OCI changes (pre-tax)	(9,452)	—	(9,452)	3,448	(6,004)
Income tax impact of other OCI changes	2,401	—	2,401	(876)	1,525
Net after-tax change	(9,227)	2,650	(6,577)	1,688	(4,889)
Balance at June 30, 2022	$2,488	$(81,001)	$(78,513)	$1,688	$(76,825)

Balance at December 31, 2020	$20,403	$(98,914)	$(78,511)	$(672)	$(79,183)
Amounts reclassified from AOCI (pre-tax)	(5,632)	4,174	(1,458)	(903)	(2,361)
Income tax impact of amounts reclassified	1,430	(1,060)	370	229	599
Other OCI changes (pre-tax)	329	—	329	1,804	2,133
Income tax impact of other OCI changes	(83)	—	(83)	(458)	(541)
Net after-tax change	(3,956)	3,114	(842)	672	(170)
Balance at June 30, 2021	$16,447	$(95,800)	$(79,353)	$—	$(79,353)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)    Earnings Per Share

Dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$15,361	$53,709	$31,352	$71,288
Average Number of Common Shares:
Outstanding during period	85,835	85,835	85,835	85,835
Vested awards of restricted stock	351	231	303	227
Average Shares – Basic	86,186	86,066	86,138	86,062
Dilutive Effect of Common Stock Equivalents:
Restricted stock	40	41	60	40
Average Shares – Diluted	86,226	86,107	86,198	86,102

Net Earnings Per Share of Common Stock:
Basic	$0.18	$0.62	$0.36	$0.83
Diluted	$0.18	$0.62	$0.36	$0.83

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

PNM updated its allowance for accounts receivable balances and recorded incremental reductions to credit losses of $(0.7) million and $(1.6) million in the three and six months ended June 30, 2022 and increases of $0.8 million and $2.4 million in the three and six months ended June 30, 2021. The NMPRC issued an order authorizing all public utilities to create a regulatory asset to defer incremental costs related to COVID-19, including increases in uncollectible accounts. See discussion regarding regulatory treatment in Note 12.

In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the three and six months ended June 30, 2022 and 2021, there were no estimated credit losses related to these transactions.

In February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. During the weather event, generators experienced an extreme spike in market driven fuel prices and in turn charged REPs excessive market driven power prices which eventually get passed to end users on their electricity bill. Given the uncertainty of the collectability of end users' bills by REPs, ERCOT also

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

increased the collateral required by REPs in order to do business within ERCOT's Balancing Authority. TNMP deferred bad debt expense (credit losses) from defaulting REPs to a regulatory asset which totaled $0.8 million at both June 30, 2022 and December 31, 2021 and will seek recovery in a general rate case.

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects alternative revenue program revenues ("ARP") and other revenues.

	PNM	TNMP	PNMR Consolidated
Three Months Ended June 30, 2022	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$104,902	$46,121	$151,023
Commercial	101,174	36,557	137,731
Industrial	19,610	9,548	29,158
Public authority	4,744	1,561	6,305
Economy energy service	11,003	—	11,003
Transmission	35,659	29,321	64,980
Miscellaneous	3,128	992	4,120
Total revenues from contracts with customers	280,220	124,100	404,320
Alternative revenue programs	3,703	(1,124)	2,579
Other electric operating revenues (1)	92,831	—	92,831
Total Electric Operating Revenues	$376,754	$122,976	$499,730

Six Months Ended June 30, 2022
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$217,477	$85,489	$302,966
Commercial	189,178	69,660	258,838
Industrial	42,742	17,938	60,680
Public authority	9,170	3,086	12,256
Economy energy service	19,943	—	19,943
Transmission	70,186	54,850	125,036
Miscellaneous	7,168	1,926	9,094
Total revenues from contracts with customers	555,864	232,949	788,813
Alternative revenue programs	1,638	(4,564)	(2,926)
Other electric operating revenues (1)	157,961	—	157,961
Total Electric Operating Revenues	$715,463	$228,385	$943,848
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

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $98.2 million at June 30, 2022 and $86.8 million at December 31, 2021 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a TSA with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset as of June 30, 2022 is $6.2 million and $0.6 million as of December 31, 2021. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheet.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer's capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. PNMR's, PNM's, and TNMP's contract liabilities and related revenues are not material for any of the periods presented. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and six months ended June 30, 2022, PNM paid $4.8 million and $9.6 million for fixed charges and $0.3 million and $0.4 million for variable charges. For the three and six months ended June 30, 2021, PNM paid $5.0 million and $10.0 million for fixed charges and $0.6 million and $0.8 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

PNM sources fuel for the plant, controls when the facility operates through its dispatch, and receives the entire output of the plant, which factors directly and significantly impact the economic performance of Valencia. Therefore, PNM has concluded that the third-party entity that owns Valencia is a VIE and that PNM is the primary beneficiary of the entity since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates Valencia in its financial statements. Accordingly, the assets, liabilities, operating expenses, and cash flows of Valencia are included in the Condensed Consolidated Financial Statements of PNM although PNM has no legal ownership interest or voting control of the VIE. The assets and liabilities of Valencia are set forth below and are not shown separately on the Condensed Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Operating revenues	$5,098	$5,579	$10,030	$10,706
Operating expenses	1,468	1,659	3,305	3,292
Earnings attributable to non-controlling interest	$3,630	$3,920	$6,725	$7,414

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	June 30,	December 31,
	2022	2021
	(In thousands)
Current assets	$3,512	$3,042
Net property, plant, and equipment	51,489	52,908
Total assets	55,001	55,950
Current liabilities	836	545
Owners’ equity – non-controlling interest	$54,165	$55,405

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

PNMR issued $30.3 million in letters of credit to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. As discussed above, WSJ LLC assumed the rights and obligations of SJCC, including obligations to PNMR for the letters of credit. The letters of credit support results in PNMR having a variable interest in WSJ LLC since PNMR is subject to possible loss in the event performance by PNMR is required under the letters of credit support. PNMR considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that WSJ LLC performs the required reclamation of the mine site in accordance with applicable regulations and all reclamation costs are reimbursable under the SJGS CSA. Also, much of the mine reclamation activities will not be performed until after the expiration of the SJGS CSA on September 30, 2022. In addition, each of the SJGS participants has established and actively fund trusts to meet future reclamation obligations.
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its mining operations, which is the factor that most significantly impacts the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal is supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner, the mining operations are solely under the control of WSJ LLC, including developing mining plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the mining operation.  PNM’s involvement through the SJGS CSA is a protective right rather than a participating right and WSJ LLC has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA requires WSJ LLC to deliver coal required to fuel SJGS in exchange for payment of a set price per ton, which is escalated over time for inflation.  If WSJ LLC is able to mine more efficiently than anticipated, its economic performance will be improved.  Conversely, if WSJ LLC cannot mine as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support constitute PNMR’s maximum exposure to loss from the VIE at June 30, 2022.

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

Beginning January 1, 2018, PNM is exposed to market risk for its 65 MW interest in SJGS Unit 4, which is held as merchant plant as ordered by the NMPRC. PNM entered into agreements to sell power from 36 MW of that capacity to a third party at a fixed price for the period January 1, 2018 through June 30, 2022, subject to certain conditions. Under these agreements, PNM was obligated to deliver 36 MW of power only when SJGS Unit 4 was operating.  In May 2022, PNM executed a new agreement to sell 50 MW of that capacity to a third party for the period from July 1, 2022 through September 30, 2022 on a system-contingent basis. These agreements are not considered derivatives because there is no notional amount due to the unit-contingent and system-contingent nature of the transactions.

PNM and Tri-State had a hazard sharing agreement that expired in May 2022. Under this agreement, each party sold the other party 100 MW of capacity and energy from a designated generation resource on a unit contingent basis, subject to certain performance guarantees. The agreement was accounted for as a commodity derivative. See below.  In May 2022, PNM and Tri-State entered into a new hazard sharing agreement that continues to exist on a unit contingent basis through September 30, 2022, however the new agreement does not include a performance guarantee. As a result, this new agreement is not considered a derivative. Both the purchases and sales are made at the same market index price.  These agreements serve to reduce the magnitude of each party’s single largest generating hazard and assist in enhancing the reliability and efficiency of their respective operations. PNM passes the sales and purchases through to customers under PNM’s FPPAC.

In 2021, PNM entered into three agreements to purchase power from third parties at a fixed price in order to ensure that customer demand during the 2022 summer peak load period is met. Two of the agreements, the purchase of 85 MW from June through September 2022 and the purchase of 40 MW for the full year of 2022, are not considered derivatives because there are no notional amounts due to the unit-contingent nature of the agreements. The third agreement for the purchase of 150 MW firm power in June and September 2022 meets the definition of an economic hedge described below and has been accounted for accordingly. In June 2022, PNM entered into an agreement to purchase power from a third party in order to ensure that customer demand during the 2023 summer peak load period is met. The agreement for the purchase of 35 MW from June 1, 2023 through September 30, 2023 is not considered a derivative because there is no notional amount due to the unit-contingent nature of the agreement.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the six months ended June 30, 2022 and the year ended December 31, 2021, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as regulatory assets and liabilities. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	June 30, 2022	December 31, 2021
	(In thousands)
Other current assets	$—	$684
Other deferred charges	—	—
	—	684
Other current liabilities	(3,154)	(2,275)
Other deferred credits	—	—
	(3,154)	(2,275)
Net	$(3,154)	$(1,591)

Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the table above are equal amounts of current assets and current liabilities aggregating $0.5 million at December 31, 2021, resulting from PNM’s hazard sharing arrangements with Tri-State that ended May 2022. The hazard sharing arrangements were net-settled upon delivery. As discussed above, PNM's new hazard sharing agreement with Tri-State is not considered a derivative.

As discussed above, PNM has a NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes zero and $0.2 million in current assets and $3.2 million and $1.8 million of current liabilities related to this plan at June 30, 2022 and December 31, 2021.

At June 30, 2022 and December 31, 2021, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at both June 30, 2022 and December 31, 2021, amounts posted as cash collateral under margin arrangements were $0.5 million, which is included in other current assets on the Condensed Consolidated Balance Sheets. At both June 30, 2022 and December 31, 2021, obligations to return cash collateral were $0.9 million, which is included in other current liabilities on the Condensed Consolidated Balance Sheets.

The effects of mark-to-market commodity derivative instruments on PNM’s revenues and cost of energy during the three and six months ended June 30, 2022 and 2021 were less than $0.1 million. Commodity derivatives had no impact on OCI for any of the periods presented.

Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM's net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
June 30, 2022	387,500	60,000
December 31, 2021	—	122,400

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM has contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash. In connection with managing its commodity risks, PNM enters into master agreements with certain counterparties. If PNM is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral if PNM’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that PNM will perform; and others have no provision for collateral. At June 30, 2022 and December 31, 2021, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At June 30, 2022 and December 31, 2021, the fair value of investment securities included $321.1 million and $394.5 million for the NDT and $65.3 million and $68.6 million for the mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At June 30, 2022 and December 31, 2021, PNM had no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings. Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$(1,061)	$4,218	$3,945	$6,240
Net gains (losses) from equity securities still held	(26,224)	8,707	(48,259)	5,541
Total net gains (losses) on equity securities	(27,285)	12,925	(44,314)	11,781
Available-for-sale debt securities:
Net gains (losses) on debt securities	(14,510)	267	(24,054)	2,379
Net gains (losses) on investment securities	$(41,795)	$13,192	$(68,368)	$14,160

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $(12.7) million and $(21.6) million for the three and six months ended June 30, 2022 and $1.7 million and $0.6 million for the three and six months ended June 30, 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Proceeds from sales	$105,634	$239,696	$230,880	$363,291
Gross realized gains	7,545	10,611	17,723	19,304
Gross realized (losses)	(10,361)	(7,805)	(16,201)	(11,249)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2022, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$32,809
After 1 year through 5 years	64,679
After 5 years through 10 years	74,970
After 10 years through 15 years	16,100
After 15 years through 20 years	12,133
After 20 years	31,961
$232,652
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

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of June 30, 2022 and December 31, 2021. Management of the Company independently verifies the information provided by pricing services.

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
June 30, 2022
Cash and cash equivalents	$16,831	$16,831	$—
Equity securities:
Corporate stocks, common	63,716	63,716	—
Corporate stocks, preferred	6,215	1,663	4,552
Mutual funds and other	66,941	66,941	—
Available-for-sale debt securities:
U.S. government	38,176	38,176	—	$671
International government	11,026	—	11,026	245
Municipals	43,281	—	43,281	69
Corporate and other	140,169	—	140,169	2,387
	$386,355	$187,327	$199,028	$3,372

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

The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
June 30, 2022	(In thousands)
PNMR	$3,832,656	$3,604,075
PNM	1,850,124	1,692,726
TNMP	983,001	911,348

December 31, 2021
PNMR	$3,698,919	$3,915,010
PNM	1,881,110	1,975,987
TNMP	918,050	1,039,023

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At June 30, 2022, PNMR had unrecognized expense related to stock awards of $7.4 million, which is expected to be recognized over an average of 1.8 years.

The grant date fair value for restricted stock and stock awards with internal PNMR performance targets is determined based on the market price of PNMR common stock on the date of the agreements reduced by the present value of future dividends that will not be received prior to vesting. The grant date fair value is applied to the total number of shares that are anticipated to vest, although the number of performance shares that ultimately vest cannot be determined until after the performance periods end. The grant date fair value of stock awards with market targets were determined using Monte Carlo simulation models, which provide grant date fair values that include an expectation of the number of shares to vest at the end of the measurement period.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the six months ended June 30, 2022:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2021	167,270	$43.71
Granted	193,943	41.04
Released	(171,968)	42.48
Forfeited	(2,264)	42.84
Outstanding at June 30, 2022	186,981	$42.09

PNMR’s current stock-based compensation program provides for performance targets through 2024 and market targets through 2023. Included, as granted and released, in the table above are 92,343 previously awarded shares that were earned for the 2019 - 2021 performance measurement period and ratified by the Board in February 2022 (based upon achieving targets at below "maximum" levels). Excluded from the table above are 144,402, 159,177, and 183,798 shares for the three-year performance periods ending in 2022, 2023 and 2024 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Six Months Ended June 30,
Restricted Stock	2022	2021
Weighted-average grant date fair value	$41.04	$44.08
Total fair value of restricted shares that vested (in thousands)	$7,782	$9,890

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

Financing Activities

At December 31, 2021, PNM had $104.5 million PCRBs outstanding with a mandatory remarketing date of June 1, 2022, consisting of $36.0 million at 1.05% issued by the Maricopa County, Arizona Pollution Control Corporation with a final maturity of January 2038; $37.0 million at 2.125% issued by the City of Farmington, New Mexico with a final maturity of June 2040; $11.5 million at 1.20% issued by the City of Farmington, New Mexico with a final maturity of June 2040; and $20.0 million at 2.45% issued by the City of Farmington, New Mexico with a final maturity of September 2042. On June 1, 2022, PNM remarketed to new investors the $36.0 million and $37.0 million series in the tax-exempt market at 3.00% with a mandatory put date of June 1, 2024. PNM purchased and redeemed the remaining two series of PCRBs, totaling $31.5 million, on June 1, 2022.

On May 2, 2022, PNMR entered into two separate 20-month hedging agreements for $150.0 million and $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 2.65%, plus a customary spread over SOFR, which is subject to change if there is a change in PNMR's credit rating. On May 20, 2022, PNMR entered into a third 19-month hedging agreement for $100.0 million to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 2.52%, plus a customary spread over SOFR, which is subject to change if there is a change in PNMR's credit rating. These hedge agreements are accounted for as cash flow hedges. The fair value of the hedges was a gain of $2.3 million at June 30, 2022 and are included in Other deferred charges on the Condensed Consolidated Balance Sheets. The fair values were determined using Level 2 inputs under GAAP, including using forward SOFR curves under the mid-market convention to discount cash flows over the remaining term of the agreements.

On April 27, 2022, TNMP entered into an agreement (the "TNMP 2022 Bond Purchase Agreement") with institutional investors for the sale of $160.0 million aggregate principal amount of two series of TNMP first mortgage bonds (the "TNMP 2022 Bonds") offered in private placement transactions. TNMP issued the first series of $65.0 million of the TNMP 2022 Bonds on May 12, 2022, at a 4.13% interest rate, due May 12, 2052, and the second series of $95.0 million of the TNMP 2022 Bonds on July 28, 2022, at a 3.81% interest rate, due July 28, 2032. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. The TNMP 2022 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indenture governing the TNMP 2022 Bonds. The terms of the supplemental indentures governing the TNMP 2022 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2022 Bonds at par. However, the definition of change of control in the supplemental indentures governing the TNMP 2022 Bonds will not be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP 2022 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 18, 2021, PNMR entered into a $1.0 billion delayed-draw term loan agreement (the “PNMR 2021 Delayed-Draw Term Loan”), among PNMR, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. In 2021, PNMR drew $900.0 million to repay and terminate existing indebtedness as discussed in Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K. On January 24, 2022, PNMR drew the remaining $100.0 million available. On May 20, 2022, PNMR amended and restated the PNMR 2021 Delayed-Draw Term Loan, extending its maturity to May 18, 2025 and providing for assignment of the term loan to Avangrid upon completion of the Merger.

On July 14, 2021, TNMP entered into the TNMP 2021 Bond Purchase Agreement with institutional investors for the sale of $65.0 million aggregate principal amount of the TNMP 2021 Bonds offered in private placement transactions. On August 16, 2021, TNMP issued all $65.0 million of the TNMP 2021 Bonds at 2.44% with a maturity of August 15, 2035 and used the proceeds to repay existing debt and for other corporate purposes. The TNMP 2021 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indenture governing the TNMP 2021 Bonds. The terms of the supplemental indenture governing the TNMP 2021 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2021 Bonds at par. However, the definition of change of control in the supplemental indenture governing the TNMP 2021 Bonds will not be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP 2021 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

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

On June 18, 2021, PNM entered into a $75.0 million term loan (the "PNM 2021 Term Loan") between PNM and Bank of America, N.A., as lender. The PNM 2021 Term Loan was used to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes and matures in December 2022.

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

At June 30, 2022, variable interest rates were 2.56% on the PNMR 2021 Delayed-Draw Term Loan that matures in May 2025 and 2.45% on the PNM 2021 Term Loan that matures in December 2022.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. On May 20, 2022, both PNMR and PNM extended the facilities to October 31, 2024 with two one-year extension options that, if exercised, would extend the maturity through October 2026, subject to approval by a majority of the lenders. Also on May 20, 2022, the $40.0 million PNM 2017 New Mexico Credit Facility was extended to May 20, 2026. The TNMP Revolving Credit Facility had a financing capacity of $75.0 million secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. On March 11, 2022, the TNMP Revolving Credit Facility was amended to extend the maturity to September 23, 2024, with two one-year extension options that, if exercised, would extend the maturity to September 2026, subject to approval by a majority of the lenders. The amended TNMP Revolving Credit Facility also contained an accordion feature that would allow TNMP to increase the size of the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

revolver from $75.0 million to $100.0 million, subject to certain conditions. On May 13, 2022, TNMP exercised the accordion feature and increased the capacity of the TNMP Revolving Credit Facility to $100.0 million, secured by $100.0 million aggregate principal amount of TNMP first mortgage bonds. PNMR Development had a $40.0 million revolving credit facility that was terminated on May 18, 2021. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR.

Short-term debt outstanding consists of:

	June 30,	December 31,
Short-term Debt	2022	2021
	(In thousands)
PNM:
PNM Revolving Credit Facility	$70,800	$7,400
PNM 2017 New Mexico Credit Facility	40,000	—
	110,800	7,400

TNMP Revolving Credit Facility	100,000	400

PNMR Revolving Credit Facility	55,500	54,900
	$266,300	$62,700

At June 30, 2022, the weighted average interest rates were 2.40% for the PNM 2017 New Mexico Credit Facility, 2.77% for the PNM Revolving Credit Facility, 2.23% for the TNMP Revolving Credit Facility, and 3.00% for the PNMR Revolving Credit Facility.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.4 million, zero, and zero at June 30, 2022 that reduce the available capacity under their respective revolving credit facilities. PNMR also had $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of June 30, 2022 and December 31, 2021, neither PNM nor PNMR Development had any intercompany borrowings from PNMR. TNMP had $11.3 million and zero in intercompany borrowings from PNMR at June 30, 2022 and December 31, 2021. PNMR had $6.4 million in intercompany borrowings from PNMR Development at both June 30, 2022 and December 31, 2021.

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

At July 29, 2022, PNMR, PNM, and TNMP had availability of $259.0 million, $320.1 million, and $65.0 million under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. PNM had no availability under the PNM 2017 New Mexico Credit Facility. Total availability at July 29, 2022, on a consolidated basis, was $644.1 million for PNMR. As of July 29, 2022, PNM and PNMR Development had no borrowings from PNMR under their intercompany loan agreements. However, TNMP had $2.4 million in intercompany borrowings from PNMR. PNMR had $6.4 million in intercompany borrowings from PNMR Development. At July 29, 2022, PNMR, PNM, and TNMP had invested cash of $0.9 million, zero, and zero.

The Company’s debt arrangements have various maturities and expiration dates. PNM has the $75.0 million PNM 2021 Term Loan that matures in December 2022, $55.0 million of SUNs that mature in May 2023, and $130.0 million of PCRBs that mature in June 2023. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2022	2021	2022	2021	2022	2021
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$2	$7	$—	$—
Interest cost	4,214	4,035	479	477	90	91
Expected return on plan assets	(7,141)	(7,132)	(1,088)	(1,041)	—	—
Amortization of net loss	3,949	4,542	—	—	82	97
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$1,022	$1,445	$(607)	$(557)	$172	$188

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2022	2021	2022	2021	2022	2021
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$4	$13	$—	$—
Interest cost	8,428	8,071	958	954	180	181
Expected return on plan assets	(14,282)	(14,265)	(2,176)	(2,083)	—	—
Amortization of net loss	7,898	9,083	—	—	164	197
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$2,044	$2,889	$(1,214)	$(1,116)	$344	$378

PNM did not make any contributions to its pension plan trust in the six months ended June 30, 2022 and 2021 and does not anticipate making any contributions to the pension plan in 2022 through 2026 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 2.9%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the six months ended June 30, 2022 and 2021, however, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $0.9 million and $1.8 million for the three and six months ended June 30, 2022 and $0.8 million and $1.7 million for the three and six months ended June 30, 2021. These payments are expected to total $3.2 million in 2022 and $11.9 million for 2023-2026. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.3 million and $0.6 million in the three and six months ended June 30, 2022 and $0.3 million and $0.8 million for the three and six months ended June 30, 2021 and are expected to total $1.3 million during 2022 and $4.7 million for 2023-2026.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2022	2021	2022	2021	2022	2021
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$9	$11	$—	$—
Interest cost	430	436	77	77	3	5
Expected return on plan assets	(618)	(796)	(104)	(101)	—	—
Amortization of net (gain) loss	233	312	(130)	(81)	—	8
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$45	$(48)	$(148)	$(94)	$3	$13

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2022	2021	2022	2021	2022	2021
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$18	$22	$—	$—
Interest cost	860	871	154	154	6	9
Expected return on plan assets	(1,236)	(1,591)	(208)	(203)	—	—
Amortization of net (gain) loss	466	624	(260)	(161)	—	17
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$90	$(96)	$(296)	$(188)	$6	$26

TNMP did not make any contributions to its pension plan trust in the six months ended June 30, 2022 and 2021 and does not anticipate making any contributions to the pension plan in 2022 through 2026 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 2.9%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and six months ended June 30, 2022 and 2021 and does not expect to make contributions to the OPEB trust during the period 2022-2026. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero in the three and six months ended June 30, 2022 and 2021 and are expected to total $0.1 million during 2022 and $0.3 million in 2023-2026.

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

With respect to some of the items listed below, the Company has determined that a loss is not probable or that, to the extent probable, cannot be reasonably estimated. In some cases, the Company is not able to predict with any degree of certainty

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the range of possible loss that could be incurred. The Company assesses legal and regulatory matters based on current information and makes judgments concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of any damages sought, and the probability of success. Such judgments are made with the understanding that the outcome of any litigation, investigation, or other legal proceeding is inherently uncertain. The Company records liabilities for matters where it is probable a loss has been incurred and the amount of loss is reasonably estimable. The actual outcomes of the items listed below could ultimately differ from the judgments made and the differences could be material. The Company cannot make any assurances that the amount of reserves or potential insurance coverage will be sufficient to cover the cash obligations that might be incurred as a result of litigation or regulatory proceedings. Except as otherwise disclosed, the Company does not expect that any known lawsuits, environmental costs, or commitments will have a material effect on its financial condition, results of operations, or cash flows.

Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high-level waste from PVNGS. In August 2014, APS and the DOE entered into a settlement agreement that established a process for the payment of claims for costs incurred through December 31, 2019. In July 2020, APS accepted the DOE's extension of the settlement agreement for recovery of costs incurred through December 31, 2022. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. PNM records estimated claims on a quarterly basis. The benefit from the claims is passed through to customers under the FPPAC to the extent applicable to NMPRC regulated operations.

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At June 30, 2022 and December 31, 2021, PNM had a liability for interim storage costs of $12.3 million and $13.0 million, which is included in other deferred credits.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The ETA provides for a transition from fossil-fuel generation resources to renewable and other carbon-free resources through certain provisions relating to the abandonment of coal-fired generating facilities. These provisions include the use of energy transition bonds, which are designed to be highly rated bonds that can be issued to finance certain costs of abandoning coal-fired facilities that are retired prior to January 1, 2023 for facilities operated by a “qualifying utility,” or prior to January 1, 2032 for facilities that are not operated by a qualifying utility. The amount of energy transition bonds that can be issued to recover abandonment costs is limited to the lesser of $375.0 million or 150% of the undepreciated investment of the facility as of the abandonment date. Proceeds provided by energy transition bonds must be used only for purposes related to providing utility service to customers and to pay energy transition costs (as defined by the ETA). These costs may include plant decommissioning and coal mine reclamation costs provided those costs have not previously been recovered from customers or disallowed by the NMPRC or by a court order. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine and to promote economic development, education and job training in areas impacted by the retirement of the coal-fired facilities. Energy transition bonds must be issued under a NMPRC-approved financing order, are secured by “energy transition property,” are non-recourse to the issuing utility, and are repaid by a non-bypassable charge paid by all customers of the issuing utility. These customer charges are subject to an adjustment mechanism designed to provide for timely and complete payment of principal and interest due under the energy transition bonds.

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

On December 20, 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. On August 20, 2019, EPA finalized the draft guidance that was previously released as a companion to the regional haze rule revisions, and EPA clarified that guidance in a memorandum issued on July 8,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2021. SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM will retire its share of SJGS in 2022. On April 7, 2022, EPA announced its intent to make findings by August 31, 2022 of the states that have failed to submit regional haze implementation plans for the second planning period and directed states to file their plans by August 15, 2022 to avoid inclusion in that finding. Despite that announcement, on April 13, 2022, four environmental groups sued EPA in the U.S. District Court for the Northern District of California seeking to compel EPA to issue a finding that 34 states failed to submit regional haze SIPs for the second planning period. NMED’s current timeline indicates the proposed SIP will be submitted to EPA by October 2023.

Carbon Dioxide Emissions

On August 3, 2015, EPA established standards to limit CO2 emissions from power plants, including (1) Carbon Pollution Standards for new, modified, and reconstructed power plants; and (2) the Clean Power Plan for existing power plants.

Multiple states, utilities, and trade groups filed petitions for review in the DC Circuit to challenge both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources in separate cases. Challengers successfully petitioned the US Supreme Court for a stay of the Clean Power Plan. However, before the DC Circuit could issue an opinion regarding either the Carbon Pollution Standards or the Clean Power Plan, the Trump Administration asked that the case be held in abeyance while the rules were reevaluated, which was granted.

On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines. EPA set the Best System of Emissions Reduction ("BSER") for existing coal-fired power plants as heat rate efficiency improvements based on a range of "candidate technologies" that can be applied inside the fenceline of an individual facility. On September 17, 2019, the DC Circuit issued an order that granted motions by various petitioners, including industry groups and EPA, to dismiss the cases challenging the Clean Power Plan as moot due to EPA’s issuance of the ACE Rule.

The ACE Rule was also challenged, and on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al., finding that EPA misinterpreted the CAA when it determined that the language of Section 111 unambiguously barred consideration of emissions reduction options that were not applied at the source. As a result, the court vacated the ACE Rule and remanded the record back to the EPA for further consideration consistent with the court's opinion. While the DC Circuit rejected the ACE Rule, it did not reinstate the Clean Power Plan. EPA filed a motion seeking a partial stay of the mandate as to the repeal of the Clean Power Plan, to ensure the court’s order will not render effective the now out-of-date Clean Power Plan. On February 22, 2021, the U.S. Court of Appeals for the DC Circuit granted EPA’s motion, indicating that it would withhold issuance of the mandate with respect to the repeal of the Clean Power Plan until EPA responds to the court’s remand in a new rulemaking action. EPA has commenced the rulemaking process under section 111 to establish new emission guidelines for CO2 emissions from existing power plants. The agency indicates that it plans to publish a draft rule in March 2023 with no timetable yet for a final rule.

Four petitions for writ of certiorari were filed in the US Supreme Court seeking review of the DC Circuit’s January opinion vacating the ACE Rule and the repeal of the Clean Power Plan. The petitioners include (1) West Virginia and 18 other states that had intervened to defend the ACE Rule, (2) North American Coal Corporation, (3) North Dakota (separately from the other states), and (4) Westmoreland Mining Holdings LLC. On October 29, 2021, the US Supreme Court granted the four petitions for writs of certiorari. Oral arguments in the US Supreme Court were held on February 28, 2022 and on June 30, 2022, the US Supreme Court ruled in the case. The US Supreme Court held 6 to 3 that the "generation shifting" approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether Section 111 of the CAA only authorizes EPA to require measures that can be implemented entirely within the fenceline at an individual source. Of broader significance in administrative law, the Court also expressly invoked the major question doctrine as a basis for rejecting EPA's statutory interpretation. The basic principle of the major question doctrine is that, if an agency seeks to decide an issue of "vast economic or political significance," its action must be supported by clear statutory authorization. In cases where there is no authority, courts need not defer to the agency's statutory interpretation. The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agencies' authority may be limited based upon similar reasoning.

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

Ozone Standard – On October 1, 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 parts per billion. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. On July 13, 2020, EPA proposed to retain the existing ozone NAAQS based on a review of the full body of currently available scientific evidence and exposure/risk information. EPA finalized its decision to retain the ozone NAAQS in a notice published on December 31, 2020 making it immediately effective. The Center for Biological Diversity filed a lawsuit on February 25, 2021, challenging the decision to retain the existing ozone standard. In response to lawsuits brought by states and environmental groups, on October 29, 2021, EPA filed a motion in the DC Circuit indicating it will reconsider the 2020 ozone NAAQS. In April 2022, EPA released an External Review Draft Policy Assessment for the reconsideration of the ozone NAAQS, in which EPA Staff recommended that EPA retain the existing primary and secondary ozone NAAQS. EPA expects to issue a proposed rule in April 2023 with no timetable yet for a final rule.

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

During 2017 and 2018, EPA released rules establishing area designations for ozone. In those rules, San Juan County, New Mexico, where SJGS and Four Corners are located, is designated as attainment/unclassifiable and only a small area in Doña Ana County, New Mexico is designated as marginal non-attainment. Although Afton Generating Station is located in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Doña Ana County, it is not located within the small area designated as non-attainment for the 2015 ozone standard. The rule became effective May 8, 2018.

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

The SIP elements had staggered deadlines and were done in three submissions: (1) the transportation conformity demonstration was completed by the El Paso Metropolitan Planning Organization on behalf of New Mexico in 2019, which is responsible for transportation planning in that area, and the submission received concurrence from EPA and the Federal Highway Administration; (2) the emissions inventory and statement SIP was submitted to EPA in September 2020; and (3) the Non-attainment New Source Review SIP was submitted to EPA on August 10, 2021. On October 15, 2021, EPA proposed to approve New Mexico's SIP to meet the emissions inventory and statement requirements of the CAA for the Sunland Park Ozone Non-Attainment Area.

PNM does not believe there will be material impacts to its facilities because of NMED’s non-attainment designation of the small area within Doña Ana County. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, PNM is unable to predict what impact the adoption of these standards may have on Four Corners. With respect to EPA's reconsideration of the 2020 decision to retain the 2015 ozone standards, it is expected to be completed by the end of 2023. PNM cannot predict the outcome of this matter.

PM Standard – On January 30, 2020, EPA published in the Federal Register a notice announcing the availability of a final Policy Assessment for the Review of the NAAQS for Particulate Matter (the "PA"). The 2020 final PA was prepared as part of the review of the primary and secondary PM NAAQS. In the 2020 final PA, EPA recommended lowering the primary annual PM 2.5 standard to between 8 µg/m3 and 10 µg/m3. However, on April 30, 2020, EPA published a proposed rule to retain the current standards for PM due to uncertainties in the data relied upon in the 2020 final PA and EPA published a notice of that final action on December 18, 2020, making it immediately effective. On January 14, 2021, several states and New York City filed a petition for review in the DC Circuit, challenging EPA’s final rule retaining the current primary and secondary PM NAAQS and a similar lawsuit was filed by the Center for Biological Diversity in the DC Circuit. On June 10, 2021, EPA announced that it will reconsider the previous administration’s December 2020 decision to retain the current primary and secondary PM NAAQS and on October 8, 2021, EPA announced the release of a new draft PA stating that available scientific evidence and technical information indicate that the current standards may not be adequate to protect public health and welfare, as required by the CAA. On June 1, 2022, EPA issued a new final PA that likewise indicates current standards may not be adequate and that available scientific evidence could support lowering the standards. EPA anticipates issuing a proposed rule in August 2022 and a final rule in March 2023. PNM maintains compliance with the current PM NAAQS standards and cannot predict the impacts of the outcome of future rulemaking.

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

On May 23, 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule, as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. On July 16, 2018, several environmental groups filed a petition for review with EPA’s Environmental Appeals Board ("EAB") concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised ELG, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the EAB. EAB thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit on September 30, 2019. The permit was once again appealed to the EAB and was stayed before the effective date. Oral argument was heard on September 3, 2020. The EAB issued an order denying the petition for review on September 30, 2020. The denial was based on the EAB's determination that the petitioners had failed to demonstrate that review of the permit was warranted on any of the grounds presented in the petition. Thereafter, the Regional Administrator of the EPA signed a notice of final permit decision, and the NPDES permit was issued on November 9, 2020. The permit became effective December 1, 2020 and will expire on November 30, 2025. On January 22, 2021, the environmental groups filed a petition for review of the EAB's decision with the U.S. Court of Appeals for the Ninth Circuit. The September 2019 permit remains in effect pending this appeal. On March 21, 2022, EPA provided notice in the Federal Register of a proposed settlement agreement with the environmental groups. The parties subsequently executed the settlement agreement as of May 2, 2022. Under the settlement, the associated case was administratively closed through September 6, 2023, during which time a third-party consultant will spend 12 months sampling discharges from Four Corners and EPA will spend three months completing an analysis. PNM cannot predict whether the analysis to be conducted under the settlement agreement will result in changes to the NPDES permit that will have a material impact on PNM’s financial position, results of operations, or cash flows.

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

On March 3, 2020, EPA issued the proposed Holistic Approach to Closure Part B ("Part B"), which delineated the process for owners/operators to submit alternate liner demonstrations for clay-lined surface impoundments that could otherwise meet applicable requirements. Part B also proposed regulations addressing beneficial use for closure of surface impoundments. On November 12, 2020, EPA issued the final Part B rule, which became effective December 14, 2020. This rule did not include beneficial use of CCR for closure, which EPA explains will be addressed in subsequent rulemaking actions. EPA intends to issue several other rulemakings covering legacy ponds and finalizing parts of previously proposed rules. Per the Spring 2022 Regulatory Agenda, EPA will issue a final rule in March 2023 on remaining Part B issues regarding closure options and annual reporting.

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

Other Commitments and Contingencies
Coal Supply

SJGS

The coal requirements for SJGS are supplied by WSJ LLC. In addition to coal delivered to meet the current needs of SJGS, PNM has prepaid the current San Juan mine owner and operator, WSJ LLC, for certain coal mined but not yet delivered to the plant site. At June 30, 2022 and December 31, 2021, prepayments for coal, which are included in prepaid assets, amounted to $3.3 million and $20.4 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

Pricing under the SJGS CSA is primarily fixed, with adjustments to reflect changes in general inflation and takes into account that WSJ LLC has been paid for coal mined but not delivered. Substantially all of PNM's coal costs are passed through the FPPAC. In November 2018, PNM provided notice to Westmoreland that PNM does not intend to extend the term of the SJGS CSA or to negotiate a new coal supply agreement for SJGS, which would have resulted in the current agreement expiring on its own terms on June 30, 2022. On February 17, 2022, PNM and WSJ LLC entered into an amendment to extend the SJGS CSA through September 30, 2022, subject to FERC’s acceptance of amendments to the San Juan Project Participation Agreement. The SJGS CSA amendment provides for a fixed price increase of $5.00 per ton, beginning April 1, 2022, which is passed through the FPPAC. FERC accepted the amendments to the participation agreement on March 24, 2022. See additional discussion of PNM’s SJGS Abandonment Application in Note 12.

WSJ LLC notified PNM in July 2021 that it had encountered unfavorable geologic conditions that were impeding longwall progress in the San Juan Mine. On August 17, 2021, WSJ LLC issued a formal notice of non-normal conditions due to WSJ LLC’s inability to maintain a reserve of coal at required levels. WSJ LLC also notified PNM that these geologic complications constituted a force majeure event that was preventing WSJ LLC from satisfying its obligation to maintain required coal inventory levels. Geologic conditions had reportedly improved, and on December 9, 2021, WSJ LLC gave formal notice that they were terminating the potential force majeure conditions. Subsequently, on April 14, 2022, WSJ LLC again notified PNM that they had encountered similar geologic conditions and once again issued formal notice of a force majeure event. PNM does not know to what extent these conditions will impact full load operations through the remainder of the SJGS CSA and what impact they might have on PNM's projected system reserve margin for the remainder of the 2022 summer peak. See additional discussion of PNM’s SJGS Abandonment Application in Note 12.

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

NTEC contracted with Bisti Fuels Company, LLC, a subsidiary of The North American Coal Corporation, for management and operation of the mine. Under the Four Corners CSA, NTEC had the right, after a specified period, to request approval from the Four Corners owners to replace Bisti Fuels Company as mine manager with NTEC’s internal resources and perform all or some mine management functions. APS granted approval on behalf of the owners on June 16, 2021, subject to certain credit assurance requirements. On June 17, 2021, NTEC notified The North American Coal Corporation that the contract mining agreement between Bisti Fuels Company and NTEC was terminated effective September 30, 2021. NTEC assumed direct operations at Navajo Mine on October 1, 2021.

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

Based on the most recent estimates, PNM’s remaining payments as of June 30, 2022, for mine reclamation, in future dollars, are estimated to be $71.1 million for the surface mines at both SJGS and Four Corners and $34.9 million for the underground mine at SJGS. At June 30, 2022 and December 31, 2021, liabilities, in current dollars, of $65.2 million and $67.4 million for surface mine reclamation and $28.8 million and $27.9 million for underground mine reclamation were recorded in other deferred credits.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K, as part of the restructuring of SJGS ownership, the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the SJGS CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $5.2 million in 2021 and, based on PNM’s reclamation trust fund balance at June 30, 2022, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $8.7 million in 2022 and zero in each of 2023 and 2024.

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

San Juan County Decommissioning Ordinance

On November 9, 2021, the San Juan County Commission approved the Coal-Fired Electricity Generating Facility Demolition and Remediation Ordinance (“Ordinance 121”), requiring the full demolition of SJGS upon its complete and permanent closure. Ordinance 121 requires the SJGS owners to submit a proposed demolition and remediation plan no later than three months after SJGS is retired. In connection with restructuring of the SJGS ownership on December 31, 2017, PNM and the other SJGS owners entered into the San Juan Decommissioning and Trust Funds Agreement, which requires PNM to fund its ownership share of final decommissioning costs into an irrevocable trust. Under the agreement, PNM is required to make an initial funding of $14.7 million by December 31, 2022. The amount and timing of additional trust funding is subject to revised decommissioning cost studies, a decision by the current owners to permanently retire SJGS and agreement among the SJGS owners. PNM has posted a surety bond in the amount of $46.0 million in connection with certain environmental decommissioning obligations and must maintain the bond or other financial assurance until those obligations are satisfied. The surety bond only represents a liability if PNM fails to deliver on its contractual liability. For information regarding the impact of Ordinance 121 on PNM’s SJGS decommissioning asset retirement obligation ("ARO") see Note 15 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

Texas Winter Storm

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

outages on its system outside of the ERCOT directed curtailments. Various regulatory and governmental entities are conducting, or have announced they may conduct, inquiries, investigations and other reviews of the Texas winter storm event. Entities that have announced that they plan to conduct or are conducting such inquiries, investigations and other reviews include FERC, NERC, Texas Reliability Entity Inc., ERCOT, the Texas Legislature, the Texas Attorney General, the PUCT, and the Galveston County District Attorney. Further, lawsuits have been filed against various market participants relating to the power outages resulting from the Texas winter storm, including TNMP. As a utility operating during the Texas winter storm event, there is a risk TNMP could be named in additional lawsuits in the future. TNMP intends to vigorously defend itself against any claims raised. TNMP deferred bad debt expense from defaulting REPs to a regulatory asset which totaled $0.8 million at both June 30, 2022 and December 31, 2021, and will seek recovery in a general rate case. At this time, the Company does not expect significant financial impacts related to this event, however, it cannot predict the outcome of such matters or the impact on the ERCOT market.

(12)   Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

PNMR

Merger Regulatory Proceedings

On October 20, 2020, PNMR, Avangrid and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. Among other conditions, consummation of the Merger is subject to receipt of all required regulatory approvals. Five federal agencies and the PUCT have completed their reviews and approved the Merger, with the NMPRC as the only regulatory agency yet to approve the Merger. The original application before the NMPRC was filed in November 2020. For additional information on the Merger regulatory proceedings see Note 18.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 11 MW
•Solar distributed generation, aggregating 219.8 MW at June 30, 2022, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2022 renewable energy procurement plan, which became effective on January 1, 2022, PNM proposed to collect $66.9 million for the year. PNM recorded revenues from the rider of $17.4 million and $31.8 million in the three and six months ended June 30, 2022, and $15.5 million and $31.4 million in the three and six months ended June 30, 2021. On June 1, 2022 PNM filed its renewable energy procurement plan for 2023 which proposes to collect $61.0 million for the year. PNM is not proposing any new resource procurements, and the plan states that existing projects will meet the applicable RPS

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

standards of 2023. The NMPRC assigned this matter to a hearing examiner who scheduled a hearing to begin September 8, 2022.

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

On April 15, 2021, PNM filed its 2020 Energy Efficiency Annual Report which reconciles the actual 2020 profit incentive collections with the profit incentive authorized by the NMPRC resulting in an additional $0.8 million incentive collected during the remainder of 2021. The additional incentive was authorized for 2020 because annual energy savings for the year exceeded 87 GWh, and was the maximum level of profit incentive allowed under the approved mechanism. PNM began collecting the additional incentive effective May 27, 2021. On April 15, 2022, PNM filed an advice notice which reconciles the actual 2021 energy efficiency profit incentive collections with the profit incentive authorized by the NMPRC resulting in an additional $0.3 million incentive to be collected through the energy efficiency rider during the remainder of 2022. The additional incentive was authorized for 2021 because annual energy savings for the year exceeded 94 GWh. PNM began collecting the incentive effective May 31, 2022.

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

On January 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. The recommended decision also states that a utility may request approval of a rate adjustment mechanism to remove regulatory disincentives to energy efficiency and load management measures and programs through a stand-alone petition, as part of the utility’s triennial energy efficiency application or a general rate case and that PNM is not otherwise precluded from petitioning for a rate adjustment mechanism prior to its next general rate case. Finally, the recommended decision stated that the EUEA does not permit the NMPRC to reduce a utility’s ROE based on approval of a disincentive removal mechanism founded on removing regulatory disincentives to energy efficiency and load management measures and programs. The recommended decision does not specifically prohibit a downward adjustment to a utility’s capital structure, based on approval of a disincentive removal mechanism. On April 27, 2022, the NMPRC issued an order adopting the recommended decision in its entirety. On May 24, 2022, PNM filed a notice of appeal with the NM Supreme Court. On June 23, 2022, PNM and other parties filed Statement of Issues with the NM Supreme Court. PNM cannot predict the outcome of this matter.

FPPAC Continuation Application

NMPRC rules require public utilities to file an application to continue using their FPPAC every four years. On June 17, 2022, PNM filed the required continuation application and requested that its FPPAC be continued without modification. On July 21, 2022, the NMPRC issued an order requiring Staff to file a response to PNM's application and set certain procedural dates.

Integrated Resource Plans

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period.

2020 IRP

NMPRC rules required PNM to file its 2020 IRP in July 2020. On March 16, 2020, PNM filed a motion to extend the deadline to file its 2020 IRP to six months after the NMPRC issues a final order approving a replacement resource portfolio and closes the docket in the bifurcated SJGS Abandonment Application and replacement resource proceedings. On April 8, 2020, the NMPRC approved PNM's motion to extend the deadline to file its 2020 IRP as requested. On January 29, 2021, PNM filed its 2020 IRP addressing the 20-year planning period, from 2020 through 2040. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024. The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth. On May 24, 2021, the hearing examiner issued a procedural schedule and required PNM, upon request, to provide modeling data and assumptions to parties within two weeks. Additionally, PNM was required upon request, to run modeling or provide reasonable access to PNM virtual machines at PNM's expense. The alternative modeling deadline concluded on August 30, 2021 and Staff's recommendation was filed on November 12, 2021. The recommendation found that PNM has met the requirements of the IRP rule, but not the requirements of the NM 2016 Rate Case. On April 6, 2022, the NMPRC issued an order requiring PNM to update its 2020 IRP and to identify material events, including the SJGS extension and replacement resource delays, and the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

related impact to its plan. On April 27, 2022, PNM responded to the NMPRC order, as required. On June 8, 2022, the NMPRC issued an order finding that PNM's April 27, 2022 update offered additional information. Parties filed written responses on June 15, 2022 and PNM issued a reply to those responses on June 23, 2022. On June 29, 2022, Staff updated their recommendation, recommending the NMPRC consider accepting the 2020 IRP as filed and updated, and then possibly requiring another update be filed in the first quarter of 2023 to address further replacement resource delays that may occur and changing circumstance in advance of the summer of 2023. On July 13, 2022, the NMPRC issued a final order approving Staff's recommendations but added language recommending PNM include a meaningful analysis of transmission and distribution plans in its 2023 IRP. This matter is now concluded.
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

SJGS Abandonment Application

On July 1, 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application sought NMPRC approval to retire PNM’s share of SJGS after the existing coal supply and participation agreements end in June 2022, for approval of replacement resources, and for the issuance of energy transition bonds. PNM's application proposed several replacement resource scenarios. The SJGS Abandonment Application also included a request to issue approximately $361 million of energy transition bonds (the “Securitized Bonds”). PNM’s request for the issuance of Securitized Bonds included approximately $283 million of forecasted undepreciated investments in SJGS at June 30, 2022, an estimated $28.6 million for plant decommissioning and coal mine reclamation costs, approximately $9.6 million in upfront financing costs, and approximately $20.0 million for job training and severance costs for affected employees. Proceeds from the Securitized Bonds would also be used to fund approximately $19.8 million for economic development in the Four Corners area.

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

In March 2020, PNMR and PNM recorded obligations of $9.4 million and $8.1 million for estimated severances, $8.9 million for obligations to fund severances and other costs of WSJ LLC employees, and to fund $19.8 million to state agencies for economic development and workforce training upon the issuance of the Securitized Bonds. The total amount recorded for these estimates of $36.9 million and $36.0 million is reflected in other current liabilities and $36.9 million as a corresponding deferred regulatory asset on PNMR's and PNM's Condensed Consolidated Balance Sheets at December 31, 2021. In the six months ended June 30, 2022, PNM paid $8.9 million for obligations to fund severances and other costs of WSJ LLC employees. PNM revised its estimates in 2022 to reflect other current liabilities of $28.6 million and $27.7 million and deferred regulatory assets of $36.9 million on PNMR's and PNM's Condensed Consolidated Balance Sheets at June 30, 2022. In addition, PNM recorded $1.4 million as Regulatory disallowance and restructuring costs on PNMR's and PNM's Condensed Consolidated Statements of Earnings for PNM's non-retail share of estimated severance in the three and six months ended June 30, 2022. These estimates may continue to be adjusted in future periods as the Company refines its expectations.

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

On February 28, 2022, WRA and CCAE filed a joint motion for order to show cause and enforce financing order and supporting brief, which requests that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS is abandoned, and to otherwise enforce the NMPRC’s April 1, 2020 final order. On March 14, 2022, PNM filed its response to the joint motion to show cause refuting the movants' claims that the ETA and April 1, 2020 financing order require Securitized Bonds be issued at the time of abandonment and that rates be reduced upon abandonment as not being legally supportable. The movants filed joint replies on March 24, 2022. In response, on March 30, 2022, the NMPRC issued an order appointing hearing examiners to conduct a hearing, if necessary, and to issue a recommended decision to address the issues raised by the motion. The order also states that the hearing examiners should endeavor to issue a recommended decision with sufficient time for consideration of exceptions and for the NMPRC to be able to take action prior to June 30, 2022. The hearing examiners issued a procedural order which required PNM to file testimony on April 20, 2022 and scheduled a hearing, which began May 23, 2022.

On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order that would require PNM to:

•Revise its rates to remove all of the costs of SJGS Unit 1 by issuing rate credits of $21.1 million on an annual basis, to customers by July 1, 2022
•Revise its rates again, to remove all costs of SJGS Unit 1, Unit 4, and common facilities by increasing the rate credits to $98.3 million on an annual basis, by October 1, 2022
•Transfer payments due and owing to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund within 30 days of the abandonment of SJGS Unit 1
•Include (in its next rate case application) an explanation and defense of the prudence in the timing of the issuance of Securitized Bonds beyond the abandonment dates and what actions were taken to protect customers from interest rate increases occurring as well as the continued marketability of the Securitized Bonds issued

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following the filing of exceptions and responses, on June 29, 2022, the NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. The additions to the final order include requirements for PNM file a report, no later than October 15, 2022, that contains a record of all of its costs incurred in the show cause proceeding so that the prudence of those costs will be known and be subject to review in PNM's future rate case and that the prudency review shall include a compliance filing to enable a review of the prudence of PNM's decision to delay bond issuance beyond the dates of the SJGS abandonment. On June 29, 2022, PNM filed an Emergency Motion and Supporting Brief for Stay with the NMPRC ("PNM's NMPRC Emergency Motion"). On June 30, 2022, PNM filed a Notice of Appeal and an Emergency Motion for Partial Interim Stay of the NMPRC's Final Order with the NM Supreme Court ("PNM's NM Supreme Court Emergency Motion"). On July 1, 2022, the NMPRC filed a motion at the NM Supreme Court claiming that the ordering paragraph in the June 29, 2022 final order only required PNM to file an advice notice by July 1, 2022, but not to implement a credit until 30 days afterwards. In its motion the NMPRC requested that the court not immediately order the interim stay of the final order, as requested in PNM's NM Supreme Court Emergency Motion, and instead issue an order setting out a briefing schedule for the NMPRC to respond and potential parties to file responses. On July 6, 2022, PNM filed a response to the NMPRC's July 1, 2022 motion at the NM Supreme Court stating that the urgency of a stay through the NM Supreme Court is still viable based on whether the NMPRC takes longer than 30 days to consider PNM’s NMPRC Emergency Motion. On July 12, 2022, several parties filed responses to PNM's NMPRC Emergency Motion. On July 21, 2022, the NMPRC adopted an order denying PNM's NMPRC Emergency Motion. Subsequently, on July 25, 2022, PNM filed another emergency motion seeking an immediate and ongoing stay from the NM Supreme Court for the pendency of the appeal. PNM is awaiting a decision from the NM Supreme Court, and in the interim began issuing rate credits effective July 31, 2022. On July 28, 2022, PNM made payments totaling $19.8 million to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund. PNM cannot predict the outcome of this matter.

Additional information concerning the SJGS Abandonment Application is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

Four Corners Abandonment Application

On November 1, 2020, PNM entered into the Four Corners Purchase and Sale Agreement with NTEC, pursuant to which PNM will sell its 13% ownership interest (other than certain transmission assets) in Four Corners to NTEC. The sale is contingent upon NMPRC approval and expected to close by the end of 2024. In connection with the sale, PNM would make payments of $75.0 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after December 31, 2024. Pursuant to the Four Corners Purchase and Sale Agreement, PNM will retain its current plant decommissioning and coal mine reclamation obligations. PNM made an initial payment to NTEC of $15.0 million in November 2020, subject to refund with interest upon termination of the Four Corners Purchase and Sale Agreement prior to closing. Under the terms of the Four Corners Purchase and Sale Agreement, upon receipt of the NMPRC approval, PNM would make a final payment of $60.0 million. The initial $15.0 million payment is recorded in other deferred charges on the Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021.

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of Securitized Bonds as provided by the ETA. PNM’s request for the issuance of Securitized Bonds included approximately $272 million of forecasted undepreciated investments in Four Corners at December 31, 2024, an estimated $4.6 million for plant decommissioning costs, an estimated $7.3 million in upfront financing costs, and an estimated $16.5 million for economic development in the Four Corners area. PNM intends to submit a separate application for NMPRC approval of a replacement resource portfolio following NMPRC action on this application.

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

A hearing began August 31, 2021, briefs were filed October 1, 2021 and response briefs were filed October 13, 2021. On November 12, 2021, the hearing examiner issued a recommended decision recommending approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 15, 2021, the NMPRC issued a final order rejecting the hearing examiner's recommended decision and denying approval of the Four Corners

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Abandonment Application and the corresponding request for issuance of securitized financing. In its order, the NMPRC concluded that PNM needed to conduct a review of the actual replacement resource portfolio and determined that the record was insufficient to determine the prudence of PNM’s investments in Four Corners. On December 22, 2021, PNM filed a notice of appeal with the NM Supreme Court of the NMPRC decision to deny the application. On January 21, 2022, PNM filed a statement of issues outlining the arguments for appeal asserting, among other things, that the NMPRC misinterpreted and improperly applied the ETA in concluding that the NMPRC needed to review the actual replacement resource portfolio before authorizing abandonment and that the NMPRC improperly deferred the issue of prudence with respect to certain of PNM’s investments in Four Corners, where other parties were given the opportunity to present evidence and failed to demonstrate PNM was imprudent in its decisions. On March 24, 2022, PNM filed its Brief in Chief and answer briefs were filed on May 9, 2022. On June 17, 2022, PNM filed its Consolidated Reply Brief.

GAAP requires a loss be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2022, PNM evaluated the NMPRC order in the Four Corners Abandonment Application and determined it was reasonably possible that PNM would be successful in recovery of its undepreciated investment in a future proceeding. Therefore, no loss has been recorded.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 25, 2021, the NMPRC issued an order granting portions of the July 28, 2021 recommended decision that were not contested related to dismissal of PNM's request for approval to abandon and decertify the Leased Interest and dismissal of PNM's request for approval to sell and transfer the related assets. In addition, the order bifurcated the issue of approval for the two PPAs and three battery storage agreements into a separate docket so it may proceed expeditiously. On September 8, 2021 the NMPRC issued an order on the remaining issues in the recommended decision. The order found that PNM's request for a regulatory asset to record costs associated with obtaining an abandonment order should be dismissed. However, the requests for regulatory assets associated with the remaining undepreciated investments should be addressed at an evidentiary hearing. On September 20, 2021, ABCWUA, Bernalillo County, NEE and the NMAG filed a joint motion to reconsider the September 8, 2021 NMPRC order. Also, on September 20, 2021, PNM filed a motion for rehearing of the September 8, 2021 order stating that certain requirements of the order would lead to compromising PNM's First Amendment rights. On October 6, 2021, the NMPRC issued an order granting the motions for reconsideration and vacated the September 8, 2021 order, without specifically addressing issues raised in the motions. PNM is unable to predict the outcome of this matter.

The hearing on the two PPAs and three battery storage agreements was held on November 12 and 15, 2021 and December 3, 2021 and post-hearing briefing was completed on January 18, 2022. On February 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC approve the 150 MW solar PPA combined with a 40 MW battery storage agreement, the stand-alone 100 MW battery storage agreement, and the 300 MW solar PPA combined with a 150 MW battery storage agreement. On February 16, 2022, the NMPRC adopted an order approving the recommended decision. On April 15, 2022, PNM made a compliance filing with the NMPRC in which it updated the NMPRC on the status of the PPAs and the battery storage agreements listed above. On June 16, 2022 PNM made a second compliance filing on the status of PPAs and battery storage agreements notifying the NMPRC that none of the developers of the two PPAs and three battery storage agreements have moved forward under the terms of the agreements approved by the NMPRC on February 16, 2022, and none of the replacement resource projects would be operational in 2023. All five projects will have significant delays and price increases as evidenced in the current alternative offers from the developers. PNM entered into amendments to the 300 MW solar PPA combined with a 150 MW battery storage agreement and proposed those amendments to the NMPRC for approval under the terms set out in the February 16, 2022 order, and made such filing with the NMPRC on June 24, 2022. PNM determined the terms offered by the 150 MW solar PPA combined with a 40 MW battery storage agreement and the stand-alone 100 MW battery storage agreement are not satisfactory in comparison with other potential projects that might be utilized instead, and PNM did not support the proposed amendments to those agreements in the June 24, 2022 filing. No party filed objections within 10 days following PNM's June 24, 2022 filing and pursuant to the NMPRC's February 16, 2022 order the 300 MW solar PPA combined with 150 MW battery storage agreement and the decision not to proceed with the other agreements, are deemed approved.

In addition to approval by the NMPRC, PNM and SRP received NRC approval for the transfer of the associated possessory licenses at the end of the term of each of the respective leases.

Summer Peak Resource Adequacy

Throughout 2021 and continuing into 2022, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects. All four replacement resource project developers notified PNM that completion of the projects are delayed and no longer available for the 2022 summer peak. The delays in the SJGS replacement resources, coupled with the abandonment of SJGS Units 1 and 4 presented a risk that PNM will not have sufficient operational resources to meet the 2022 summer peak demand and reliably serve its customers unless PNM is able to place additional generation resources in service. In the second half of 2021, PNM entered into three agreements to purchase power from third parties to minimize potential impacts to customers; the purchase of 85 MW, unit contingent from Four Corners for June through September of 2022; the purchase of 150 MW, firm power in June and September 2022; and the purchase of 40 MW, unit contingent from PVNGS Unit 3 for the full year of 2022. After considering these additional contracts, PNM projected a system reserve margin ranging from 0.9% to (3.4%) during the 2022 summer peak. As a result, on February 17, 2022, PNM filed a notice and request for modification to or variance from abandonment date for SJGS Unit 4 with the NMPRC. The filing provided notice that PNM had obtained agreement from the SJGS owners and WSJ LLC to extend operation of SJGS Unit 4 until September 30, 2022. SJGS Unit 4 will provide 327 MW of capacity and improve PNM’s projected system reserve margin to a range from 17.4% to 9.8%. On February 23, 2022, the NMPRC issued an order finding that PNM did not require NMPRC approval to extend operation of SJGS Unit 4 for an additional three-month period. The NMPRC’s order states that issues regarding the prudence or reasonableness of the decisions made, actions taken by PNM, and recoverability of costs related to the continued operation of SJGS Unit 4, including fuel costs collected through PNM’s FPPAC, shall be subject to review in a future proceeding. On February 25, 2022, an amended San Juan Project Participation Agreement was filed with FERC. On

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 18, 2022, PNM filed its compliance notice updating its January 26, 2022 compliance notice indicating that 65 MW of SJGS Unit 4 owned as a deregulated merchant resource will be available to PNM retail operations on a system contingent basis, which increased PNM's projected system reserve margin to a range from 20.7% to 12.5% during the 2022 summer peak. On March 24, 2022, FERC accepted the amended SJGS participation agreement. Given the non-normal geological condition impeding longwall progress in the San Juan Mine, PNM does not know to what extent these conditions will impact full load operations through the remainder of the SJGS CSA and what impact they might have on PNM's projected system reserve margin for the remainder of the 2022 summer peak. See Note 11.

PNM faces the same concerns in the summer of 2023 as a result of continued delays with the SJGS replacement resources as well as delays in replacement resources for the PVNGS leased capacity that expire in January 2023. As discussed above, PNM has made a number of compliance filings with the NMPRC on the status of the PVNGS leased capacity interest replacement resources. On July 12, 2022, PNM filed a notice on status of summer 2023 resource adequacy in both the SJGS and PVNGS replacement resources proceedings. In the filing, PNM provides timely notice of three contracts PNM has entered into for a total of 125 MW of firm power purchases for the 2023 summer period. The addition of these resources, plus a previously obtained 35 MW sourced from Four Corners for summer 2023, provides PNM with a projected system reserve margin with a range of 7.5% to 2.9% for the 2023 summer peak period. PNM continues to evaluate other potential firm power agreements with various providers, as well as all potential short-term resource options to address these resource adequacy concerns. PNM is unable to predict the outcome of this matter.

COVID-19 Regulatory Matters

In March 2020, PNM and other utilities voluntarily implemented a temporary suspension of disconnections and late payment fees for non-payment of utility bills in response to the impacts of COVID-19. On March 18, 2020, the NMPRC conducted an emergency open meeting for the purpose of adopting emergency amendments to its rules governing service to residential customers. The NMPRC’s emergency order was applicable during the duration of the Governor of New Mexico's emergency executive order and allowed for the closure of payment centers, prohibited the discontinuance of a residential customer’s service for non-payment, and suspended the expiration of medical certificates for certain customers. On April 27, 2020, PNM, El Paso Electric Company, New Mexico Gas Company, and Southwestern Public Service Company filed a joint motion with the NMPRC requesting authorization to track costs resulting from each utility's response to the COVID-19 outbreak. The utilities proposed these incremental costs and uncollected customer accounts receivable resulting from COVID-19 during the period March 11, 2020 through December 31, 2020, be recorded as a regulatory asset. On June 24, 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As a result, PNM had deferred costs related to COVID-19 of $6.3 million and $6.9 million in regulatory assets on the Condensed Consolidated Balance Sheet at June 30, 2022 and December 31, 2021. In addition, PNM has costs savings related to COVID-19 of $0.9 million in regulatory liabilities on the Condensed Consolidated Balance Sheet at both June 30, 2022 and December 31, 2021. Although PNM still intends to seek recovery for the increase in bad debt expense resulting from COVID-19 through a regulatory asset in a future general rate case proceeding, it no longer intends to seek recovery of other incremental costs related to the pandemic.

On February 3, 2021, the NMPRC issued an order finding that the temporary mandatory moratorium on disconnections of residential utility customers would be in effect from the date of the order for 100 days, which ended May 14, 2021. At the end of the moratorium, the 90-day transition period began, which continued the temporary moratorium on disconnections to provide the utilities additional time to assist residential customers with arrearages to enter into installment agreements. On July 14, 2021, the NMPRC issued an order clarifying previous orders that the mandatory requirements of the NMPRC's previous order prohibiting residential disconnects should be voluntarily complied with by investor-owned utilities until August 12, 2021. PNM resumed disconnections at the end of the transition period.

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
The Community Solar Act

On June 18, 2021, Senate Bill 84, known as the Community Solar Act, became effective. The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar (applicable until November 2024) facilities and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021 to adopt rules to establish a community solar program no later than April 1, 2022. On June 15, 2021, the NMPRC issued an order which required utilities provide a notice to all future applicants and to any likely applicants that, until the effective date of the NMPRC's rules in this area the NMPRC's existing interconnection rules and manual remain in place until amended or replaced by the NMPRC, and further, that a place in a utility's applicant queue for interconnection does not and will not provide any advantage for selection as a community solar project. PNM has provided the required notices. On October 27, 2021, the NMPRC adopted an order issuing a NOPR starting the formal process for adoption of rules pursuant to the Community Solar Act. On March 30, 2022, the NMPRC issued an order that adopted a rule on the administration of the Community Solar Act program. The rule requires utilities to file proposed community solar tariffs with the NMPRC within 60 days from the publication of the rule. A number of motions for rehearing and requests for clarification were filed between April 7 and May 2, 2022. On May 18, 2022, the NMPRC issued an order partially granting motions for rehearing, reconsideration and clarification and staying implementation pending further rulemaking. On June 16, 2022, PNM requested clarification related to the existing interconnection queue, which would not delay implementation of the Community Solar Act program. On June 17, 2022, SPS filed a notice of appeal with the NM Supreme Court seeking review of the NMPRC’s decision. The notice did not identify which issues SPS wanted reviewed, nor did it seek a stay. On July 12, 2022, the NMPRC provided notice of publication of its final rule in the New Mexico Register, starting the 60-day clock for utilities to file their proposed community solar tariffs, forms and other relevant agreements. PNM cannot predict the outcome of the pending matters.

San Juan Generating Station Unit 1 Outage

On June 30, 2021, a cooling tower used for SJGS Unit 1 failed resulting in a unit outage. SJGS Unit 1 was brought back online on July 25, 2021. Damages to the facility have been reimbursed under the existing property insurance policy that covers SJGS, subject to a deductible of $2.0 million. PNM’s share of the deductible is $1.0 million, reflecting PNM’s 50% ownership interest in SJGS Unit 1. On July 14, 2021, the NMPRC issued an order opening a formal docket and inquiry into the cooling tower incident. PNM has responded to a number of NMPRC questions in the inquiry, including questions about the cause of the cooling tower failure, cost and progress of the cleanup and remediation, whether customers experienced loss of service, how PNM provided power during the outage, safety practices and procedures at SJGS, and the history of inspections on the cooling towers. PNM is unable to predict the outcome of this matter.
Formula Transmission Rates
PNM charges wholesale electric transmission service customers using a formula rate mechanism pursuant to which wholesale transmission service rates are calculated annually in accordance with an approved formula. The formula reflects a ROE of 10% and includes updating cost of service components, including investment in plant and operating expenses, based on information contained in PNM’s annual financial report filed with FERC, as well as including projected large transmission capital projects to be placed into service in the following year. The projections included are subject to true-up in the following year formula rate. Certain items, including changes to return on equity and depreciation rates, require a separate filing to be made with FERC before being included in the formula rate. On June 1, 2022, PNM submitted an informational filing regarding the annual update to FERC. The new rates are effective June 1, 2022 through May 31, 2023.
On April 21, 2022, FERC instituted a show cause proceeding under Section 206 of the Federal Power Act to investigate the justness and reasonableness of PNM's transmission formula rate protocols. The order directs PNM, within 60 days to revise its formula rate protocols to provide interested parties the information necessary to understand and evaluate the implementation

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the formula rate for both the correctness of inputs and calculations, and the reasonableness and prudence of the costs to be recovered in the formula rate or show cause why it should not be required to do so. On June 21, 2022, PNM submitted a compliance filing pursuant to FERC's April 21, 2022 order, which proposes modifications to its formula rate protocols to enhance and provide greater transparency to its customers as well as fix other ministerial issues. PNM is unable to predict the outcome of this matter.

Unexecuted Transmission Service Agreements (TSAs) with Leeward Renewable Energy

On March 12, 2021, PNM filed four unexecuted TSAs with FERC totaling 145 MW with Leeward. The unexecuted TSAs provide long-term firm, point-to-point transmission service on PNM’s transmission system. The unexecuted TSAs are based on the pro-forma transmission service agreements with certain non-conforming provisions under Attachment A of PNM’s OATT and include PNM’s OATT rate. PNM filed the unexecuted TSAs at the request of Leeward because the parties were unable to reach an agreement on the terms and conditions for transmission service. In particular, Leeward believed the rate under the unexecuted TSAs should be an incremental rate while PNM believed the appropriate rate is its OATT rate.

On April 2, 2021, Leeward and Pattern Wind separately protested PNM’s March 12, 2021 filing of four unexecuted TSAs with Leeward. The parties requested that FERC direct PNM to apply the same rate to the unexecuted TSAs as the incremental rate assessed to the Western Spirit transmission facilities, inclusive of Leeward’s network upgrades and requested service, or, in the alternative, initiate hearing and settlement judge procedures to address the unjust and unreasonable application of the FERC’s “higher of” policy. On April 19, 2021, PNM filed a motion for leave to answer and contested the arguments made by Leeward and Pattern Wind. In its response, PNM stated that it disagrees with the parties' pricing scheme because doing so would not recognize all the transmission facilities necessary to provide Leeward service, does not hold PNM's other transmission customers harmless, and is inconsistent with FERC pricing policy and precedent. PNM further explained that the proposal to include its FERC approved embedded rate in the unexecuted TSAs is just and reasonable and should be accepted by FERC. On May 11, 2021, FERC issued an order accepting PNM's four unexecuted TSAs. In the order, FERC stated that it agreed with PNM's pricing scheme and agreed that PNM's proposal to use the OATT rate will ensure that the benefit of Leeward's addition to the system will be spread among other existing system users, rather than simply transferred to Pattern Wind. On June 10, 2021, Pattern Wind and Leeward both filed a request for rehearing of the FERC order. On September 10, 2021, Leeward filed a petition in the United States District Court for the District of Columbia for review of FERC's order accepting PNM's four unexecuted TSAs. On November 15, 2021, FERC issued an order denying the rehearing. On December 3, 2021, Leeward filed an unopposed motion for voluntary dismissal with the United States District Court for the District of Columbia of its petition for review, which was granted on March 22, 2022. This matter is now concluded.

FERC Compliance

PNM conducted a comprehensive internal review of its filings with FERC regarding the potential timely filing of certain agreements that contained deviations from PNM’s standard form of service agreement in its OATT and assessing any applicable FERC waivers or refund requirements. Upon completion of the comprehensive review, PNM identified service agreements containing provisions that do not conform to the standard form of agreement on file with FERC. On March 18 and March 21, 2022, PNM filed applications with FERC requesting acceptance of certain agreements as well as rejection of other service agreements and further requesting that FERC not assess time-value refunds on the accepted agreements. On May 17, 2022, FERC issued two delegated letter orders accepting the service agreements and requiring PNM to pay the time-value refunds on the revenues it received on unaffiliated, late-filed, service agreements which contained language alleged to be non-conforming.

On June 16, 2022, PNM filed two requests for rehearing on the two proceedings. In the first proceeding, PNM argues that FERC has failed to address PNM's request for waiver of unlawful time-value refunds requiring PNM to pay its customers approximately $7 million, for a ministerial error. In this proceeding, PNM waived the requirement for a customer to reimburse PNM for line losses and limited the rollover rights of another customer, which was not specifically addressed under the OATT. In the second proceeding, PNM argues that FERC's assessment of approximately $28 million in unlawful, time-value refunds is in error and FERC failed to address the substantive arguments regarding why the agreements do not materially deviate from the OATT and as such were not required to be filed with FERC. In this proceeding PNM had non-material deviations to certain provisions of the service agreements which were consistent with the OATT. Also on June 16, 2022, FERC granted PNM's request for a 75-day extension for PNM to issue refunds and an additional 30 days thereafter to prepare and file refund reports. On July 18, 2022, FERC issued two notices of denial of rehearing by operations of law and providing for further consideration. On July 29, 2022, PNM filed two separate petitions for reviews of the FERC's May 17, 2022 delegated letter orders, with the DC Court of Appeals. PNM expects FERC to address the merits of PNM's arguments as early as mid-September.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GAAP requires a loss be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2022, PNM evaluated whether the FERC letter orders requiring PNM to pay the time-value refunds constituted a loss in accordance with GAAP. PNM considered the merits of its arguments that such time-value refunds are unlawful, result of contract provisions that do not materially deviate from PNM's OATT or are the result of a ministerial error, and did not cause undue harm or create advantages to any customer. PNM intends to contest these orders vigorously at both FERC and on appeal to the DC Circuit Court of Appeals. As a result of this evaluation, PNM concluded that a loss was not probable and that it was reasonably possible that PNM would be successful in defending its position in future regulatory or legal proceedings. In addition, PNM also concluded that if they were ultimately assessed a penalty, after vigorously contesting the merits of its case, PNM could not reasonably estimate the amount of such loss. Therefore, no loss has been recorded as of June 30, 2022. PNM is unable to predict the outcome of these matters.

TNMP

Transmission Cost of Service Rates

TNMP can update its transmission cost of service ("TCOS") rates twice per year to reflect changes in its invested capital although updates are not allowed while a general rate case is in process. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 12, 2021	$112.6	$14.1
September 20, 2021	41.2	6.3
March 25, 2022	95.6	14.2

On July 22, 2022, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $36.0 million, which would increase revenues by $5.3 million annually. The application is pending before the PUCT.

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

On April 5, 2021, TNMP filed its 2021 DCOS that requested an increase in TNMP annual distribution revenue requirement of $14.0 million based on an increase in rate base of $104.5 million. On July 1, 2021, TNMP reached a unanimous settlement agreement with parties that would authorize TNMP to collect an increase in annual distribution revenues of $13.5 million beginning in September 2021. The Administrative Law Judge ("ALJ") issued an order on July 9, 2021 approving interim rates effective September 1, 2021 that the PUCT approved on September 23, 2021. On April 5, 2022, TNMP filed its 2022 DCOS that requested an increase in TNMP annual distribution revenue requirement of $9.7 million based on an increase in rate base of $100.7 million. TNMP has reached a unanimous settlement agreement in principle with parties that would authorize TNMP to collect an increase in annual distribution revenues of $6.8 million. The reduction from the filed increase reflects removal of AMS technological upgrades from the current year's DCOS revenue requirement, but allows for deferral of operating costs to a regulatory asset, along with carrying charges. The regulatory asset and AMS technological upgrades can be included in future DCOS or general rate filings. The ALJ abated the case on June 27, 2022. On July 18, 2022, the ALJ issued an order approving interim rates based on an increase in the annual distribution revenue requirement of $6.8 million, effective September 1, 2022. The case is pending PUCT approval.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP's 2021 EECRF filing requested recovery of $7.2 million, including a performance bonus of $2.3 million, and became effective March 1, 2022. On May 27, 2022, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2023. The total amount requested was $7.4 million, which includes a performance bonus of $1.9 million based on TNMP's energy efficiency achievements in the 2021 plan year.

COVID-19 Electricity Relief Program

On March 26, 2020, the PUCT issued an order establishing an electricity relief program for electric utilities, REPs, and customers impacted by COVID-19. The program allowed providers to implement a rider to collect unpaid residential retail customer bills and to ensure these customers continued to have electric service. In addition, the program provided transmission and distribution providers access to zero-interest loans from ERCOT. Collectively, ERCOT’s loans could not exceed $15.0 million. The program had a term of six months unless extended by the PUCT. In a separate order, the PUCT authorized electric utilities to establish a regulatory asset for costs related to COVID-19. These costs included but were not limited to costs related to unpaid accounts.

TNMP filed its rider on March 30, 2020. The rider was effective immediately and established a charge of $0.33 per MWh in accordance with the PUCT's order. Final collections under the rider exceeded unpaid residential retail customer bills and were presented net as a regulatory liability of $0.1 million on the Condensed Consolidated Balance Sheet as of December 31, 2020. In 2021, TNMP refunded the net regulatory liability through its transmission cost recovery factor. Other COVID-19 related costs of $0.4 million and zero were recorded as a regulatory asset on the Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021.

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

AMS Reconciliation

On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 of $9.0 million and approve appropriate carrying charges until full collection. On September 13, 2021, the PUCT Staff filed a recommendation for approval of TNMP's application for substantially all costs from April 1, 2018 through December 31, 2018. On February 10, 2022, the PUCT approved substantially all costs included in TNMP's AMS reconciliation application. TNMP will include for recovery of these costs and associated carrying charges in a future general rate proceeding.

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

On April 5, 2021, PNM and SRP entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to SRP certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2, which SRP has agreed to acquire from the lessors upon termination of the existing leases. The proposed transaction between PNM and SRP received all necessary approvals, including NRC approval for the transfer of the associated possessory licenses to SRP at the end of the term of each of the respective leases. See Note 12 for information on other PVNGS matters including the PVNGS Leased Interest Abandonment Application which included PNM's request to create regulatory assets for the associated remaining undepreciated investments.

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the leased interests. If such an event had occurred as of June 30, 2022, amounts due to the lessors under the circumstances described above would be up to $145.0 million, payable on July 15, 2022 in addition to the scheduled lease payments due on that date.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of June 30, 2022 and December 31, 2021, the unamortized balance of these rights-of-ways was $51.9 million and $53.4 million. PNM recognized amortization expense associated with these agreements of $0.9 million and $2.0 million in the three and six months ended June 30, 2022 and $0.9 million and $1.9 million in the three and six months ended June 30, 2021.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At June 30, 2022, residual value guarantees on fleet vehicle and equipment leases are $0.9 million, $1.4 million, and $2.3 million for PNM, TNMP, and PNMR Consolidated.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2022			December 31, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$62,995	$4,324	$67,623	$73,903	$5,264	$79,511
Current portion of operating lease liabilities	24,731	1,849	26,612	25,278	1,882	27,218
Long-term portion of operating lease liabilities	38,922	2,270	41,464	52,552	3,155	55,993

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2022			December 31, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$17,305	$17,776	$35,417	$15,171	$16,181	$31,695
Accumulated depreciation	(6,051)	(6,478)	(12,755)	(4,550)	(4,923)	(9,660)
Non-utility property, net	11,254	11,298	22,662	10,621	11,258	22,035

Other current liabilities	$3,070	$3,308	$6,459	$2,731	$2,994	$5,813
Other deferred credits	8,066	7,999	16,100	7,732	8,273	16,075

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of June 30, 2022 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	5.81	2.61	5.63
Financing leases	4.22	3.77	3.98

Weighted average discount rate:
Operating leases	4.01%	4.01%	4.01%
Financing leases	2.91%	2.98%	2.94%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information for the components of lease expense is as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,665	$495	$7,181	$13,349	$1,023	$14,418
Amounts capitalized	(173)	(457)	(630)	(358)	(926)	(1,283)
Total operating lease expense	6,492	38	6,551	12,991	97	13,135
Financing lease cost:
Amortization of right-of-use assets	769	799	1,583	1,501	1,555	3,095
Interest on lease liabilities	79	80	160	147	153	301
Amounts capitalized	(563)	(764)	(1,327)	(1,060)	(1,480)	(2,540)
Total financing lease expense	285	115	416	588	228	856

Variable lease expense	262	—	262	367	—	367
Short-term lease expense (1)	1,137	3	1,147	2,269	3	2,317
Total lease expense for the period	$8,176	$156	$8,376	$16,215	$328	$16,675

(1) Includes expense of $1.1 million and $2.3 million for the three and six months ended June 30, 2022 for rental of temporary cooling towers associated with the SJGS Unit 1 outage. These amounts are offset with insurance reimbursements of $1.1 million and $2.3 million for the three and six months ended June 30, 2022. For additional information on the SJGS Unit 1 outage see Note 12.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to the Company’s leases is as follows:

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,260	$75	$16,381	$16,291	$188	$16,572
Operating cash flows from financing leases	45	21	68	43	17	63
Finance cash flows from financing leases	528	236	809	392	156	592

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,079	$—	$1,079	$—	$317	$317
Financing leases	2,151	1,625	3,776	1,512	1,254	2,793

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021.

Future expected lease payments are shown below:

	As of June 30, 2022
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2022	$1,686	$9,698	$1,833	$908	$3,564	$10,700
2023	3,285	17,778	3,455	1,546	6,794	19,503
2024	2,588	7,953	2,967	943	5,568	8,944
2025	1,759	6,992	2,041	770	3,802	7,800
2026	1,344	6,928	1,025	76	2,370	7,042
Later years	1,189	22,132	617	—	1,806	22,315
Total minimum lease payments	11,851	71,481	11,938	4,243	23,904	76,304
Less: Imputed interest	715	7,828	631	124	1,345	8,228
Lease liabilities as of June 30, 2022	$11,136	$63,653	$11,307	$4,119	$22,559	$68,076

The above table includes $11.8 million, $13.5 million, and $25.3 million for PNM, TNMP, and PNMR at June 30, 2022 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

(14)   Income Taxes

In December 2017, comprehensive changes in United States federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the deductibility of officer compensation. During 2020, the IRS issued final regulations related to certain officer compensation and, in January 2021, issued final regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, in 2020, the IRS finalized

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

regulations interpreting Tax Act amendments to depreciation provisions of the Internal Revenue Code ("IRC") that allowed the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017. See additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. Among other things, the CARES Act includes tax provisions that generally loosen restrictions on Net Operating Loss ("NOL") utilization and business interest deductions, and accelerate refunds of previously generated alternative minimum tax ("AMT") credits. In addition, the CARES Act includes a temporary provision allowing businesses to defer payments to the government for some payroll taxes. In 2020, the Company applied for $5.2 million of accelerated refunds of previously generated AMT credits and deferred $7.0 million of payments for certain payroll taxes. The Company received the $5.2 million refund of prior AMT credits in June 2021 and paid $3.5 million of payroll taxes in December 2021. The CARES Act provisions related to NOL utilization and business interest deductions are not applicable for the Company.

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

The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items, including excess tax benefits or tax deficiencies related to stock awards and taxes on Merger-related costs are excluded from the estimated annual effective tax rate calculation. At June 30, 2022, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2022 would be 10.78%, 11.92%, and 13.26%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Services billings:
PNMR to PNM	$28,378	$26,150	$56,071	$52,375
PNMR to TNMP	10,252	10,135	20,556	20,500
PNM to TNMP	123	94	216	212
TNMP to PNMR	35	12	71	24
PNMR to NMRD	81	55	145	110
Renewable energy purchases:
PNM from NMRD	3,801	3,504	6,422	6,089
Interconnection and facility study billings:
PNM to NMRD	—	—	—	—
PNM to PNMR	—	—	—	—
NMRD to PNM	—	—	—	1,276
Interest billings:
PNMR to PNM	2	—	9	—
PNM to PNMR	47	36	70	72
PNMR to TNMP	72	—	117	—
Income tax sharing payments:
PNMR to PNM	—	—	—	—
TNMP to PNMR	—	—	—	—

(16)   Equity Method Investment

As discussed in Note 1 of the Company's 2021 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. As of June 30, 2022, NMRD’s renewable energy capacity in operation was 135.1 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the six months ended June 30, 2022 and 2021, neither PNMR Development nor AEP OnSite Partners made any cash contributions to NMRD for its construction activities. In February 2021, NMRD paid both PNMR Development and AEP OnSite Partners a dividend of $3.0 million. As PNMR Development's cumulative equity in earnings of NMRD as of March 31, 2021 was $2.4 million, an equivalent amount was presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and the remaining portion of the dividend, in excess of PNMR Development's cumulative equity in earnings of NMRD, of $0.6 million was presented as cash flows from investing activities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Operating revenues	$4,021	$3,885	$6,817	$6,635
Operating expenses	2,387	2,416	4,791	4,938
Net earnings	$1,634	$1,469	$2,026	$1,697

	Financial Position
	June 30,	December 31,
	2022	2021
	(In thousands)
Current assets	$9,065	$10,729
Net property, plant, and equipment	163,006	166,495
Non-current assets	9,676	2,289
Total assets	181,747	179,513
Current liabilities	1,045	824
Non-current liabilities	380	373
Owners’ equity	$180,322	$178,316

(17)     Goodwill

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its 2005 acquisition of TNP Enterprises, Inc. and Subsidiaries ("TNP") was recorded as goodwill and was pushed down to the businesses acquired. In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill, were transferred to PNM. PNMR’s reporting units that currently have goodwill are PNM and TNMP.

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

When PNMR performs a qualitative or quantitative analysis for PNM or TNMP, PNMR considers market and macroeconomic factors including changes in growth rates, changes in the Weighted Average Cost of Capital ("WACC"), and changes in discount rates. PNMR also evaluates its stock price relative to historical performance, industry peers, and to major market indices, including an evaluation of PNMR’s market capitalization relative to the carrying value of its reporting units.

For its annual evaluations performed as of April 1, 2021, PNMR performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company's expectations of future financial performance since the April 1, 2018 quantitative analysis performed for PNM and qualitative analyses through April 1, 2019, as well as the quantitative analysis performed for TNMP at April 1, 2020 and qualitative analysis through April 1, 2020. The April 1, 2018 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 19%. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2021 carrying value of PNM exceeded its fair value. The April 1, 2020 quantitative evaluations indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 38%. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2021 carrying value of TNMP exceeded its fair value.

For its annual evaluations performed as of April 1, 2022, PNMR performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company's expectations of future financial performance since the April 1, 2018 quantitative analysis and the previous qualitative analyses through April 1, 2021 performed for PNM, as well as the April 1, 2020 quantitative analysis and the previous qualitative analyses performed for TNMP. This analysis considered Company specific events such as the Merger, potential impacts of legal and regulatory matters discussed in Note 11 and Note 12, including potential outcomes in PNM’s San Juan Abandonment Application, PNM's Four Corners Abandonment Application, and other potential impacts of changes in PNM’s resource needs based on PNM’s 2020 IRP. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2022 carrying values of PNM and TNMP exceeded their fair value. Since the April 1, 2022 annual evaluation, there have been no events or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(18)     Merger

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

The Merger is subject to certain regulatory approvals, including from the NMPRC. The Joint Applicants to the NMPRC application and a number of intervening parties had entered into an amended stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. An evidentiary hearing was held in August 2021. On November 1, 2021, a Certification of Stipulation was issued by the hearing examiner, which recommended against approval of the amended stipulation. On December 8, 2021, the NMPRC issued an order adopting the Certification of Stipulation, rejecting the amended stipulation reached by the parties. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court. On February 2, 2022, PNMR and Avangrid filed a statement of issues outlining the argument for appeal. On April 7, 2022, PNMR and Avangrid filed their Brief in Chief with the NM Supreme Court. Answer briefs from the NMPRC were filed on June 14, 2022, and response briefs are due August 5, 2022.

With respect to other regulatory proceedings related to the Merger, in 2021 PNMR received clearances for the Merger from the FTC under the HSR Act, CFIUS, the FCC, FERC, the PUCT, and the NRC. As a result of the delay in closing of the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid were required to make a new filing under the HSR Act and request extensions of approvals previously received from the FCC and NRC. On February 9, 2022, the request for extension was filed with the NRC and an order granting a one-year extension was received on May 10, 2022. On February 24, 2022, the requests for a 180-day extension were granted by the FCC. PNMR and Avangrid expect to make a new filing under the HSR Act later in 2022. No additional approvals are required from CFIUS, FERC or the PUCT.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 811,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

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

The Merger is subject to certain regulatory approvals, including from the NMPRC. The Joint Applicants to the NMPRC application and a number of intervening parties had entered into an amended stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. An evidentiary hearing was held in August 2021. On November 1, 2021, a Certification of Stipulation was issued by the hearing examiner, which recommended against approval of the amended stipulation. On December 8, 2021, the NMPRC issued an order adopting the Certification of Stipulation, rejecting the amended stipulation reached by the parties. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court. On February 2, 2022, PNMR and Avangrid filed a statement of issues outlining the argument for appeal. On April 7, 2022, PNMR and Avangrid filed their Brief in Chief with the NM Supreme Court. Answer briefs from the NMPRC were filed on June 14, 2022, and response briefs are due August 5, 2022.

With respect to other regulatory proceedings related to the Merger, in 2021 PNMR received clearances for the Merger from the FTC under the HSR Act, CFIUS, the FCC, FERC, the PUCT, and the NRC. As a result of the delay in closing of the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid were required to make a new filing under the HSR Act and request extensions of approvals previously received from the FCC and NRC. On February 9, 2022, the request for extension was filed with the NRC and an order granting a one-year extension was received on May 10, 2022. On February 24, 2022, the requests for a 180-day extension were granted by the FCC. PNMR and Avangrid expect to make a new filing under the HSR Act later in 2022. No additional approvals are required from CFIUS, FERC or the PUCT.

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

State Regulation

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

On February 28, 2022, WRA and CCAE filed a joint motion for order to show cause and enforce financing order and supporting brief, which requests that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS is abandoned, and to otherwise enforce the NMPRC’s April 1, 2020 final order. On March 14, 2022, PNM filed its response to the joint motion to show cause refuting the movants' claims that the ETA and April 1, 2020 financing order require Securitized Bonds be issued at the time of abandonment and that rates be reduced upon abandonment as not being legally supportable. In response, on March 30, 2022, the NMPRC issued an order appointing hearing examiners to conduct a hearing, if necessary, and to issue a recommended decision to address the issues raised by the motion. The order also states that the hearing examiners should endeavor to issue a recommended decision with sufficient time for consideration of exceptions and for the NMPRC to be able to take action prior to June 30, 2022. PNM filed testimony on April 20, 2022 and a hearing, which began on May 23, 2022.

On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order that would require PNM to:

•Revise its rates to remove all of the costs of SJGS Unit 1 by issuing rate credits of $21.1 million on an annual basis, to customers by July 1, 2022
•Revise its rates again, to remove all costs of SJGS Unit 1, Unit 4, and common facilities by increasing the rate credits to $98.3 million on an annual basis, by October 1, 2022
•Transfer payments due and owing to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund within 30 days of the abandonment of SJGS Unit 1
•Include (in its next rate case application) an explanation and defense of the prudence in the timing of the issuance of Securitized Bonds beyond the abandonment dates and what actions were taken to protect customers from interest rate increases occurring as well as the continued marketability of the Securitized Bonds issued

On June 29, 2022, the NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. The additions to the final order include requirements for PNM file a report no later than October 15, 2022, that contains a record of all of its costs incurred in the show cause proceeding so that the prudence of those costs will be known and be subject to review in PNM's future rate case and that the prudency review shall include a compliance filing to enable a review of the prudence of PNM's decision to delay bond issuance beyond the dates of the SJGS abandonment. On June 29, 2022, PNM filed an Emergency Motion and Supporting Brief for Stay with the NMPRC ("PNM's NMPRC Emergency Motion"). On June 30, 2022, PNM filed a Notice of Appeal and an Emergency Motion for Partial Interim Stay of the NMPRC's Final Order with the NM Supreme Court ("PNM's NM Supreme Court Emergency Motion"). On July 1, 2022, the NMPRC filed a motion at the NM Supreme Court claiming that the ordering paragraph in the June 29, 2022 final order only required PNM to file an advice notice by July 1, 2022, but not to implement a credit until 30 days afterwards. In its motion, the NMPRC requested that the court not immediately order the interim stay of the final order, as requested in PNM's NM Supreme Court Emergency Motion, and instead issue an order setting out a briefing schedule for the NMPRC to respond and potential parties to file responses. On July 6, 2022, PNM filed a response to the NMPRC's July 1, 2022 motion at the NM Supreme Court stating that the urgency of a stay through the NM Supreme Court is still viable based on whether the NMPRC takes longer than

30 days to consider PNM’s NMPRC Emergency Motion. On July 21, 2022, the NMPRC adopted an order denying PNM's NMPRC Emergency Motion. Subsequently, on July 25, 2022, PNM filed another emergency motion seeking an immediate and ongoing stay from the NM Supreme Court for the pendency of the appeal. PNM is awaiting a decision from the NM Supreme Court, and in the interim began issuing rate credits effective July 31, 2022. On July 28, 2022, PNM made payments totaling $19.8 million to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund. See additional discussion of PNM’s San Juan Abandonment Application in Notes 11 and 12.

Four Corners Abandonment Application - On January 8, 2021, PNM filed the Four Corners Abandonment Application, which seeks NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of Securitized Bonds as provided by the ETA. As ordered by the hearing examiner in the case, PNM filed an amended application and testimony on March 15, 2021. The amended application provided additional information to support PNM's request, provided background on the NMPRC's consideration of the prudence of PNM's investment in Four Corners in the NM 2016 Rate Case and explained how the proposed sale and abandonment provides a net public benefit. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a notice of appeal with the NM Supreme Court of the NMPRC decision to deny the application. See additional discussion of the ETA and PNM’s Four Corners Abandonment Application in Notes 11 and 12.

PNM enhanced its plan to exit Four Corners and emphasized its ESG strategy to reduce carbon emissions on March 12, 2021 with an announcement for additional plans allowing for seasonal operations at Four Corners beginning in the fall of 2023, subject to the necessary approvals. The solution for seasonal operations ensures the plant will be available to serve each owners' customer needs during times of peak energy use while minimizing operations during periods of low demand. This approach results in an estimated annual 20 to 25 percent reduction in carbon emissions at the plant and retains jobs and royalty payments for the Navajo Nation.

PVNGS Leased Interest Abandonment Application - On April 2, 2021, PNM filed the PVNGS Leased Interest Abandonment Application. In the application PNM requested NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM also sought NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which will be acquiring the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM sought NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement, and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM also requested NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. On August 25, 2021, the NMPRC issued an order confirming PNM requires no further NMPRC authority to abandon the PVNGS Leased Interest and to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP. The order bifurcated the issue of approval of the two PPAs and three battery storage agreements into a separate docket so it may proceed expeditiously and deferred a ruling on the other issues. On February 16, 2022, the NMPRC approved the two PPAs and three battery storage agreements. On April 15, 2022, PNM made a compliance filing with the NMPRC in which it updated the NMPRC on the status of the PPAs and the battery storage agreements listed above. On June 16, 2022, PNM made a second compliance filing on the status of PPAs and battery storage agreements notifying the NMPRC that none of the developers of the two PPAs and three battery storage agreements have moved forward under the terms of the agreements approved by the NMPRC on February 16, 2022, and none of the replacement resource projects would be operational in 2023. All five projects will have significant delays and price increases as evidenced in the current alternative offers from the developers. PNM entered into amendments to the 300 MW solar PPA combined with a 150 MW battery storage agreement and proposed those amendments to the NMPRC for approval under the terms set out in the February 16, 2022 order in a filing with the NMPRC on June 24, 2022. PNM determined the terms offered by the 150 MW solar PPA combined with a 40 MW battery storage agreement and the stand-alone 100 MW battery storage agreement are not satisfactory in comparison with other potential projects that might be utilized instead, and PNM did not support the proposed amendments to those agreements in the June 24, 2022 filing. No party filed objections with 10 days following PNM's June 24, 2022 filing and pursuant to the NMPRC's February 16, 2022 order, the 300 MW solar PPA combined with 150 MW battery storage agreement and the decision not to proceed with the other agreements, are deemed approved. PNM continues to pursue additional resources to replace the PVNGS leases that will be abandoned in 2023 and 2024. For additional information on PNM's Leased Interest and the associated abandonment application see Note 12 and Note 13.

Summer Peak Resource Adequacy

Throughout 2021 and continuing into 2022, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects. All four project developers have notified PNM that completion of the projects will be delayed and no longer available for the 2022 summer peak and some may also not be available for the 2023 summer peak. The delays in the SJGS replacement resources, coupled with the abandonment of SJGS Units 1 and 4, presented a risk that PNM will have insufficient operational resources to meet the 2022 summer peak to reliably serve its customers. PNM entered into three agreements to purchase power from third parties in the second half of 2021 to minimize potential impacts to customers and on February 17, 2022, PNM provided a notice and request with the NMPRC that PNM had obtained agreement from the SJGS owners and WSJ LLC to extend operation of Unit 4 until September 30, 2022. SJGS Unit 4 is expected to provide 327 MW of capacity and improve PNM’s projected system reserve margin to meet the 2022 summer peak. However, given the most recent force majeure notice described in Note 11, PNM does not know to what extent these conditions will impact full load operations through the remainder of the SJGS CSA and what impact they might have on PNM's projected system reserve margin for the remainder of the 2022 summer peak. On February 23, 2022, the NMPRC issued an order finding that PNM did not require NMPRC approval to extend operation of SJGS Unit 4 for an additional three-month period. On March 24, 2022 FERC accepted the amended San Juan Project Participation Agreement, effectively extending the operations of SJGS Unit 4 through September 30, 2022.

PNM faces the same concerns in the summer of 2023 as a result of continued delays in the SJGS replacement resources as well as delays in replacement resources for the PVNGS leased capacity that expires in January 2023. As discussed above, PNM has made a number of compliance filings with the NMPRC on the status of the PVNGS leased capacity interest replacement resources. On July 12, 2022, PNM filed a notice on status of summer 2023 resource adequacy in both the SJGS and PVNGS replacement resources proceedings. In the filing, PNM provides timely notice of three contracts PNM has entered into for a total of 125 MW of firm power purchases for the 2023 summer period, June through September. The addition of these resources plus a previously obtained 35 MW sourced from Four Corners for summer 2023, provides PNM with a projected system reserve margin with a range of 7.5% to 2.9% for the 2023 summer peak period. PNM continues to evaluate other potential firm power agreements with various providers, as well as all potential short-term resource options to address these resource adequacy concerns. PNM is unable to predict the outcome of this matter. See Note 12.

2020 Decoupling Petition – On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. If approved, customer bills would not be impacted until January 1, 2022. On October 2, 2020, PNM requested an order to vacate the public hearing and stay the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the hearing examiner approved PNM's request to stay the proceeding and vacate the public hearing and on October 30, 2020 PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On March 17, 2021, the NMPRC issued an order granting PNM's petition for declaratory order which commences a proceeding to address petitions. Oral arguments were made on July 15, 2021. On January 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. The recommended decision also states that a utility may request approval of a rate adjustment mechanism to remove regulatory disincentives to energy efficiency and load management measures and programs through a stand-alone petition, as part of the utility’s triennial energy efficiency application or a general rate case and that PNM is not otherwise precluded from petitioning for a rate adjustment mechanism prior to its next general rate case. Finally, the recommended decision stated that the EUEA does not permit the NMPRC to reduce a utility’s ROE based on approval of a disincentive removal mechanism founded on removing regulatory disincentives to energy efficiency and load management measures and programs. The recommended decision does not specifically prohibit a downward adjustment to a utility’s capital structure, based on approval of a disincentive removal mechanism. On April 27, 2022, the NMPRC issued an order adopting the recommended decision in its entirety. On May 24, 2022, PNM filed a notice of appeal with the NM Supreme Court. On June 23, 2022, PNM filed its Statement of Issues with the NM Supreme Court. See Note 12. PNM cannot predict the outcome of this matter.

PNM Solar Direct - In 2019, PNM filed an application with the NMPRC for approval of a program under which qualified governmental and large commercial customers could participate in a voluntary renewable energy procurement program. PNM proposed to recover costs of the program directly from subscribing customers through a rate rider. Under the rider, PNM would procure renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. PNM had fully subscribed the entire output of the 50 MW facilities at the time of the filing. In March 2020, the hearing examiner issued a recommended decision recommending approval of PNM’s application that was subsequently approved by the NMPRC. These facilities began commercial operations in the second quarter of 2022.

The Community Solar Act - On June 18, 2021, Senate Bill 84, known as the Community Solar Act, became effective. The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar facilities (applicable until November 2024) and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021, to adopt rules to establish a community solar program no later than April 1, 2022. On March 30, 2022, the NMPRC issued an order that adopted a rule on the administration of the Community Solar Act program. The rule requires utilities to file proposed community solar tariffs with the NMPRC within 60 days from the publication of the rule. A number of motions for rehearing and requests for clarification were filed between April 7 and May 2, 2022. On May 18, 2022, the NMPRC issued an order partially granting motions for rehearing, reconsideration and clarification and staying implementation pending further rulemaking. On June 16, 2022, PNM requested clarification related to the existing interconnection queue, which would not delay implementation of the Community Solar Act program. On June 17, 2022, SPS filed a notice of appeal with the NM Supreme Court seeking review of the NMPRC’s decision. The notice did not identify which issues SPS wanted reviewed, nor did it seek a stay. On July 12, 2022, the NMPRC provided notice of publication of its final rule in the New Mexico Register, starting the 60-day clock for utilities to file their proposed community solar tariffs, forms and other relevant agreements. See Note 12.

Advanced Metering – Currently, TNMP has approximately 262,000 advanced meters across its service territory. Beginning in 2019, the majority of costs associated with TNMP’s AMS program are being recovered through base rates. On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 of $9.0 million, and approve appropriate carrying charges until full collection. On February 10, 2022, the PUCT approved substantially all costs included in TNMP's AMS reconciliation application. On October 2, 2020, TNMP filed an application with the PUCT for authorization to implement necessary technological upgrades of approximately $46 million to its AMS program by November 2022. On January 14, 2021, the PUCT approved TNMP's application. TNMP will seek recovery of the investment associated with the upgrade in a future general rate proceeding or DCOS filing. See Note 12.

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

EIM

On April 1, 2021, PNM joined and began participating in the EIM. The EIM is a real-time wholesale energy trading market operated by the CAISO that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. PNM completed a cost-benefit analysis, which indicated participation in the EIM would provide substantial benefits to retail customers. In 2018, PNM filed an application with the NMPRC requesting, among other things, to recover initial capital investments and authorization to establish a regulatory asset to recover other expenses that would be incurred in order to join the EIM. The NMPRC approved the establishment of a regulatory asset but deferred certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing. PNM has experienced an aggregate of $18.9 million in cost savings to customers through participation in the EIM, which includes $3.1 million and $6.4 million occurring in the three and six months ended June 30, 2022.

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

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico ranks third in the Nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks third in the Nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. As of June 30, 2022, NMRD’s renewable energy capacity in operation was 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Meta data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. In addition, PNM's February 8, 2021 application with the NMPRC for approval to service the Meta data center includes construction of a 50 MW solar facility owned by NMRD.

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

In the second quarter of 2022, PNM initiated its 2023 IRP process which will cover the 20-year planning period from 2023 through 2043. Consistent with historical practice, PNM will seek public input from interested parties as part of this process. PNM expects to issue a draft of its IRP by March 2023 and to submit its final 2023 IRP to the NMPRC by July 2023.

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

In February 2022, PNM named its first Chief Environmental Officer. The Chief Environmental Officer is responsible for developing and implementing the Company’s business strategy and positions on environmental and sustainability policy issues and is charged with establishing organization-wide policies, strategies, goals, objectives and programs that advance sustainability and ensure compliance with regulations. The role serves as the Company’s primary contact with various regulatory and stakeholder agencies on environmental matters. In addition, the role leads environmental justice work, incorporating impacts to tribal, worker and affected communities and advance ESG reporting.

On September 21, 2020, PNM announced an agreement to partner with Sandia National Laboratories in research and development projects focused on energy resiliency, clean energy, and national security. The partnership demonstrates PNMR's commitment to ESG principles and its support of projects that further its emissions-free generation goals and plans for a reliable, resilient, and secure grid to deliver New Mexico's clean energy future. PNM also recently joined the Electric Power Research Institute (“EPRI”) Climate READi (REsilience and ADaptation) Initiative, a three-year initiative to develop a comprehensive and consistent approach to physical climate risk and facilitate the analysis and application of appropriate climate data among all stakeholders to enhance the planning, design and operation of a resilient power system.

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

Other Environmental Matters

Four Corners may be required to comply with environmental rules that affect coal-fired generating units, including regional haze rules and the ETA. On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines issued under the CAA Section 111(d). On January 19, 2021, the DC Circuit issued an opinion vacating and remanding the ACE Rule, holding that it was based on a misconstruction of Section 111(d) of the CAA, but stayed its mandate for vacatur of the repeal of the Clean Power Plan to ensure that the now-outdated rule would not become effective. On January 27, 2021, President Biden signed an executive order requiring a review of environmental regulations issued under the Trump Administration, which will include a review of the ACE Rule. The U.S. Supreme Court granted four petitions for certiorari seeking review of the DC Circuit’s decision, and oral arguments in the case were held on February 28, 2022 and on June 30, 2022, the US Supreme Court ruled in the case. Their ruling states that EPA overstepped its authority under the Clean Power Plan by requiring generation shifting. Relying upon the Major Question Doctrine, the US Supreme Court found no clear statement in the CAA that would authorize EPA to force the power sector to shift from coal-fired power plants to gas-fired power plants and renewable energy resources. The ruling has an impact on EPA's current drafting of a new rule to replace the ACE Rule, which is expected to be published in March 2023.

Renewable Energy

PNM’s renewable procurement strategy includes utility-owned solar capacity, as well as solar, wind and geothermal energy purchased under PPAs. As of June 30, 2022, PNM has 158 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of

219.8 MW at June 30, 2022. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 200 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM's 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind II that became operational in June 2021. The NMPRC approved the portfolio to replace the planned retirement of SJGS resulting in PNM executing solar PPAs of 650 MW combined with 300 MW of battery storage agreements. In addition, the PVNGS Leased Interest Abandonment Application approved by the NMPRC includes a 300 MW solar PPA combined with a 150 MW battery storage agreement. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements. See additional discussion of the ETA and PNM’s Abandonment Applications in Notes 11 and 12

As discussed in Strategic Investments above, PNM is currently purchasing the output of 130 MW of solar capacity from NMRD that is used to serve the Meta data center which includes two 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities constructed by NMRD to supply power to Meta, Inc. Additionally, PNM has entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Meta data center. These PPAs include the purchase of power and RECs from two wind projects totaling 216 MW and a 50 MW solar-PV project which began commercial operations in June 2022. In addition, the NMPRC issued an order that will allow PNM to service the Meta data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage and a 50 MW solar PPA.

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

Water Conservation and Solid Waste Reduction

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 35% more efficient than in 2007). Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of gray water and air-cooling technology have contributed to this reduction. Water usage has continued to decline as PNM has substituted less fresh-water-intensive generation resources to replace SJGS Units 2 and 3 starting in 2018, as water consumption at that plant has been reduced by approximately 50%. As the Company moves forward with its mission to achieve 100% carbon-free generation by 2040, it expects that more significant water savings will be gained. Shutting down SJGS in 2022 and existing Four Corners in 2024 will allow the Company to reach our goals for reduced freshwater use by 80% by 2035 and 90% by 2040 from 2005 levels. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy.

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

In December 2021, PNMR was named, for the second consecutive year, to Newsweek's list of America's Most Responsible Companies highlighting companies in areas of ESG. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced customer service engagement options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. As a result, PNM continues to experience steady performance in customer satisfaction in both the J.D. Power Electric Utility Residential Customer Satisfaction StudySM and its own proprietary relationship surveys. In the 2021 fourth quarter J.D. Power overall customer satisfaction results, PNM outperformed the West Midsize industry average by one point. In 2022, PNM and the utility industry as a whole, have experienced a decline in customer satisfaction as measured by J.D. Power. However, PNM remains focused on continuously improving its customers' experience at every touchpoint and placing greater focus on customer assistance through economic uncertainty.

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

During the three years ending December 31, 2021, corporate giving contributed $10.4 million to civic, educational, environmental, low income, and economic development organizations. In 2022, corporate giving will maintain this strategic focus and will continue to highlight corporate citizenship through active involvement with sponsorships demonstrating PNM's commitment to the community. In addition, emergency relief funds in 2022 are supporting non-profits providing response to the fires in northern and southern New Mexico. PNM and the Avangrid Foundation together donated $0.1 million to the All Together NM Fund. PNMR recognizes its responsibility to support programs and organizations that enrich the quality of life across its service territories and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In response to COVID-19 community needs, PNMR donated to an Emergency Action Fund in partnership with key local agencies to benefit approximately ninety nonprofits and small businesses facing challenges due to lack of technology, shifting service needs, and cancelled fundraising events. Additionally, employee teams supported first responders and other front-line workers through the delivery of food and other supplies often procured from local businesses struggling during stay-at-home orders. PNM also donated to the Pueblo Relief Fund and delivered personal protective supplies to pueblo areas and tribal nations throughout New Mexico. While its service territory does not include the Navajo Nation, PNM’s operations include generating facilities and employees in this region that has been disproportionately affected by the pandemic. In response, employee teams focused efforts to this region and also provided available supplies of personal protective equipment. PNM has also collaborated with the Navajo Tribal Utility Authority Wireless ("NTUAW") to set up wireless “hot spots” throughout the Navajo Nation in areas without internet access to assist first responders and support continued education opportunities amidst school closures. These actions supplement PNM’s continued support for the Navajo Nation. The PNM Navajo Nation Workforce Training Scholarship Program provides support for Navajo tribal members and encourages the pursuit of education and training in existing and emerging jobs in the communities in which they live. In 2019, PNM invested an additional $500,000 into this scholarship program to further assist in the development and education of the Navajo Nation workforce. PNM has invested in paid summer college engineering internship programs for American Indian students available in the greater Albuquerque area, established the PNM Pueblo Education Scholarship Endowment to invest in higher education for Native American Indian students, and supported the Coalition to Stop Violence Against Native Women. PNM also continues to partner in the Light up

Navajo project, piloted in 2019 and modeled after mutual aid to connect homes without electricity to the power grid. PNM has also partnered with key local organizations to initiate funding for programs focused on diversity, equity, and inclusion.

Another important outreach program is tailored for low-income customers and includes the PNM Good Neighbor Fund to provide customer assistance with their electric utility bills. COVID-19 has increased the needs of these customers along with customers who may not otherwise need to seek assistance. In addition to the suspension of residential customer disconnections from April 2020 through August 2021 and the expansion of customer payment plans, PNM responded with increased communications through media outlets and customer outreach to connect customers with nonprofit community service providers offering financial assistance, food, clothing, medical programs, and services for seniors. As a result of these communication efforts, 4,147 families in need received emergency assistance through the PNM Good Neighbor Fund during 2021. Additionally, PNM has worked closely with the New Mexico Department of Finance and Administration to implement strategies ensuring customers receive rent benefits, including utility bill assistance, from the Emergency Rental Assistance Program (“ERAP”). As a result of these efforts, the ERAP has paid over $6.0 million in customer arrears since the launch of the program in March 2021. In the six months ended June 30, 2022, the PNM Good Neighbor Fund has awarded approximately 2,200 families with a combined $0.3 million.

Additionally, as a part of corporate giving, on October 1, 2020, PNM introduced $2.0 million in funding for the COVID Customer Relief Programs which support income-qualified residential customers and small business customers who have been impacted by the financial challenges created by COVID-19 and have past due electric bills. Qualified customers that pay a portion of their past-due balance can receive assistance toward their remaining balance. In the six months ended June 30, 2022, the COVID Customer Relief Programs have provided $0.3 million in assistance to 1,800 families through eight events.

Volunteerism is also an important facet of employee culture, keeping our communities safer, stronger, smarter and more vibrant. The Company continues to provide employees with COVID-safe projects through virtual, hybrid, and limited group gatherings. Employees and nonprofits remained resilient, creative, and innovative and responded to community need and selflessly gave their time and talents to organizations throughout New Mexico and Texas completing 8,741 volunteer hours with nonprofits and other community organizations. Volunteers also participate in a company-wide annual Day of Service at nonprofits across New Mexico and Texas along with participation on a variety of nonprofit boards and independent volunteer activities throughout the year. In addition, the Company facilitated employee and customer Earth Day cleanups across PNM’s service territory resulting in over 2,200 gallons of trash collected. In the six months ended June 30, 2022, employee volunteer hours have totaled more than 6,800 hours throughout New Mexico and Texas.

In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides nearly $1.4 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop their mission, develop and implement environmental programs, and provide educational opportunities. Beginning in 2020 and ending in 2022, the PNM Resources Foundation is funding grants with a three-year focus on decreasing homelessness, increasing access to affordable housing, reducing carbon emissions, and increasing community safety. The PNM Resources Foundation continued to expand its matching donation program and increased the annual amount of matching donations available to each of its employees. PNM Resources Foundation awarded additional grants to non-profits providing relief for the fires in northern and southern New Mexico in the first quarter of 2022. The PNM Resources Foundation also approved an increase to the amount awarded to employees, through the employee crisis management fund, who have been affected by the wildfires. The maximum amount was increased from $2,500 to $5,000 under a declared emergency such as was done during Hurricane Harvey in Texas. In December 2021, the PNM Resources Foundation was nominated for the Albuquerque Business First 2022 Philanthropy Award.

Economic Factors

PNM – In the three and six months ended June 30, 2022, PNM experienced an increase of 3.7% and a decrease of 0.9% in weather normalized residential load. Weather normalized commercial load experienced a decrease of 0.5% and an increase of 2.2% compared to 2021. In addition, PNM experienced a decrease in industrial load of 0.3% and an increase of 2.5% compared to 2021.

TNMP – In the three and six months ended June 30, 2022, TNMP experienced an increase of 5.1% and 3.3% in volumetric weather normalized retail load compared to 2021. Weather normalized demand-based load, excluding retail transmission consumers increased 10.4% and 6.8% in the three and six months ended June 30, 2022 compared to 2021.

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

Results of Operations

Net earnings attributable to PNMR were $31.4 million, or $0.36 per diluted share in the six months ended June 30, 2022 compared to $71.3 million, or $0.83 per diluted share in 2021. Among other things, earnings in the six months ended June 30, 2022 benefited from higher transmission margin at PNM and TNMP, higher volumetric and demand-based load and warmer weather at TNMP, higher distribution rates at TNMP, AMS carrying charges at TNMP, and lower costs related to the Merger at Corporate and Other. These increases were offset by decreased performance on PNM's NDT and coal mine reclamation investment securities, lower weather normalized retail load and milder weather conditions at PNM, increased operational and maintenance expense, including higher plant maintenance costs at PNM, higher employee related expense at PNM and TNMP, increased depreciation and property taxes at PNM and TNMP due to increased plant in service, and higher interest charges at PNM, TNMP and Corporate and Other. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that currently expire in October 2024, with two one-year extensions options that, if exercised, would extend the maturity to October 2026, subject to approval by a majority of the lenders. Both facilities provide for short-term borrowings and letters of credit. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico that expires in May 2026, and TNMP has a $100.0 million revolving credit facility, which expires in September 2024 with two one-year extension options that, if exercised, would extend the maturity to September 2026, subject to approval by a majority of the lenders. Total availability for PNMR on a consolidated basis was $644.1 million at July 29, 2022. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $4.8 billion for 2022 - 2026, including amounts expended through June 30, 2022. These construction expenditures include expenditures for PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

After considering the effects of these financings and the Company's short-term liquidity position as of July 29, 2022, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $452.5 million through August 2023. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2022-2026 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of June 30, 2022 and July 29, 2022, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$15.4	$53.7	$(38.3)	$31.4	$71.3	$(39.9)
Average diluted common and common equivalent shares	86.2	86.1	0.1	86.2	86.1	0.1
Net earnings attributable to PNMR per diluted share	$0.18	$0.62	$(0.44)	$0.36	$0.83	$(0.47)

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
	(In millions)
PNM	$(47.6)	$(61.8)
TNMP	10.4	16.7
Corporate and Other	(1.2)	5.1
Net change	$(38.3)	$(39.9)

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

The following table summarizes the operating results for PNM:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In millions)
Electric operating revenues	$376.8	$323.9	$52.9	$715.5	$595.2	$120.3
Cost of energy	164.0	123.8	40.2	302.8	212.7	90.1
Utility margin	212.8	200.2	12.6	412.7	382.5	30.2
Operating expenses	117.4	105.9	11.5	226.5	213.3	13.2
Depreciation and amortization	46.0	42.5	3.5	91.8	84.4	7.4
Operating income	49.4	51.8	(2.4)	94.5	84.8	9.7
Other income (deductions)	(38.5)	14.5	(53.0)	(60.6)	19.4	(80.0)
Interest charges	(14.5)	(13.0)	(1.5)	(29.1)	(25.9)	(3.2)
Segment earnings (loss) before income taxes	(3.6)	53.2	(56.8)	4.7	78.2	(73.5)
Income (taxes) benefits	1.2	(7.8)	9.0	0.4	(10.7)	11.0
Valencia non-controlling interest	(3.6)	(3.9)	0.3	(6.7)	(7.4)	0.7
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings (loss)	$(6.2)	$41.4	$(47.6)	$(1.9)	$59.9	$(61.8)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2022	2021	Change	2022	2021	Change
	(Gigawatt hours, except customers)
Residential	769.2	754.0	2.0%	1,564.5	1,582.2	(1.1)%
Commercial	893.2	901.2	(0.9)	1,688.9	1,653.7	2.1
Industrial	426.3	396.0	7.7	837.2	776.0	7.9
Public authority	54.1	57.3	(5.6)	99.1	104.7	(5.3)
Economy energy service (1)	131.7	113.1	16.4	265.2	242.1	9.5
Other sales for resale (2)	1,845.0	1,619.5	13.9	3,745.8	2,365.8	58.3
	4,119.5	3,841.1	7.2%	8,200.7	6,724.5	22.0%
Average retail customers (thousands)	543.1	540.0	0.6%	542.6	539.4	0.6%

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

Operating Results – Three Months Ended June 30, 2022, compared to 2021

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2022
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales decreased 0.5% for commercial customers, 0.3% for industrial customers, partially offset by increased sales to residential customers of 3.7%	$(0.8)
Weather – Milder weather in the second quarter of 2022	(1.6)
Transmission – Increase primarily due to higher revenues from the addition of new customers including on the Western Spirit Line, higher formula transmission rates, and higher volumes	15.1
Rate riders – Includes renewable energy, FPPAC, and energy efficiency riders	(0.5)
Other	0.4
Net Change	$12.6

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2022
Change
Operating expenses:	(In millions)

Higher plant maintenance costs at PVNGS, SJGS and gas-fired plants, partially offset by lower costs at Four Corners	$5.8
Higher property taxes due to increases in utility plant in service including the Western Spirit Line and favorable settlement of 2021 property values	2.0
Higher employee related and outside service expenses, partially offset by lower vegetation management expenses	1.9
Higher transmission rights of way expense including for the Western Spirit Line	0.7
Higher estimated SJGS ownership restructuring costs	1.4
Other	(0.3)
Net Change	$11.5

Three Months Ended June 30, 2022
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service including the Western Spirit Line	$3.3
Other	0.2
Net Change	$3.5

Other income (deductions):

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(55.0)
Higher equity AFUDC	0.3
Lower charitable donations in 2022	0.5
Other	1.2
Net Change	$(53.0)

Interest charges:

Issuance of $150.0 million SUNs in December 2021	$(1.0)
Refinancing of $160.0 million SUNs in July 2021	1.0
Higher interest on Term Loans	(0.2)
Higher interest on remarketed PCRBs	(0.2)
Interest on transmission customer deposits including the Western Spirit Transmission Line	(1.1)
Net Change	$(1.5)

Income (taxes) benefits:

Lower segment earnings before income taxes	$14.4
Lower amortization of federal excess deferred income taxes	(4.7)
Other	(0.7)
Net Change	$9.0

Operating Results – Six Months Ended June 30, 2022 compared to 2021

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2022
Change
Utility margin:	(In millions)

Retail customer usage/load –Weather normalized retail KWh sales decreased 0.9% for residential customers, partially offset by increased sales to commercial customers of 2.2%	$(0.6)
Weather – Cooler weather in the first quarter was more than offset by milder weather in the second quarter	(0.6)
Transmission – Increase primarily due to higher revenues from the addition of new customers including on the Western Spirit Line, higher formula transmission rates, and higher volumes	32.2
Rate riders – Includes renewable energy, FPPAC, and energy efficiency riders	(3.6)
Unregulated margin – Higher sales and lower cost of energy associated with 65 MW of SJGS Unit 4.	2.4
Other	0.4
Net Change	$30.2

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2022
Change
Operating expenses:	(In millions)

Higher plant maintenance costs at PVNGS and gas fired plants, partially offset by lower costs at SJGS and Four Corners	$2.3
Higher property taxes due to increases in utility plant in service including the Western Spirit Line and favorable settlement of 2021 property values	2.7
Higher employee related and outside service expenses, partially offset by lower vegetation management expenses	5.9
Higher transmission rights of way expense including for the Western Spirit Line	0.7
Higher estimated SJGS ownership restructuring costs	1.4
Other	0.2
Net Change	$13.2

Depreciation and amortization:
Increased utility plant in service including the Western Spirit Line	$6.8
Other	0.6
Net Change	$7.4

Other income (deductions):

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(82.5)
Higher equity AFUDC	0.5
Lower charitable donations in 2022	0.5
Other	1.5
Net Change	$(80.0)

Interest charges:
Issuance of $150.0 million SUNs in Dec 2021	$(2.1)
Refinancing of $160.0 million SUNs in July 2021	2.0
Higher interest on Term Loans	(0.3)
Higher interest on remarketed PCRBs	(0.3)
Interest on transmission customer deposits including the Western Spirit Transmission Line	(2.2)
Other	(0.3)
Net Change	$(3.2)

Income (taxes) benefits:

Lower segment earnings before income taxes	$18.5
Lower amortization of federal excess deferred income taxes	(6.2)
Other	(1.3)
Net Change	$11.0

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

The following table summarizes the operating results for TNMP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In millions)
Electric operating revenues	$123.0	$102.6	$20.4	$228.4	$196.1	$32.3
Cost of energy	31.6	28.9	2.7	61.2	55.4	5.8
Utility margin	91.3	73.7	17.6	167.2	140.7	26.5
Operating expenses	29.0	26.5	2.5	57.0	54.3	2.7
Depreciation and amortization	24.3	22.5	1.8	48.0	44.7	3.3
Operating income	38.0	24.7	13.3	62.2	41.7	20.5
Other income	1.2	1.0	0.2	3.3	2.1	1.2
Interest charges	(9.0)	(8.3)	(0.7)	(18.2)	(16.8)	(1.4)
Segment earnings before income taxes	30.2	17.5	12.7	47.4	27.1	20.3
Income (taxes)	(4.2)	(1.8)	(2.4)	(6.3)	(2.7)	(3.6)
Segment earnings	$26.1	$15.7	$10.4	$41.1	$24.4	$16.7

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2022	2021	Change	2022	2021	Change
Volumetric load (1) (GWh)	883.1	739.5	19.4%	1,581.2	1,415.5	11.7%
Demand-based load (2) (MW)	6,135.5	5,309.7	15.6%	11,787.9	10,426.5	13.1%
Average retail consumers (thousands) (3)	267.3	263.2	1.6%	266.8	262.4	1.7%

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

Operating Results – Three Months Ended June 30, 2022, compared to 2021

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2022
Change
Utility margin:	(In millions)

Transmission rate relief – Transmission cost of service rate increases in September 2021 and March 2022	$5.6
Distribution rate relief – Distribution cost of service rate increase in September 2021	4.2
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 5.1%; the number of volumetric consumers increased 3.1%	1.0
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 10.4% primarily due to new cryptocurrency loads	1.9
Weather – Warmer weather in the second quarter of 2022	3.3
Rate Riders and other– Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses and depreciation and amortization	1.6
Net Change	$17.6

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2022
Change
Operating expenses:	(In millions)

Higher employee related and vegetation management expenses, partially offset by lower outside services expenses	$0.6
Higher property taxes due to increased utility plant in service	1.8
Higher capitalization of administrative and general and other expenses due to higher construction expenditures in 2022	(0.5)
Higher energy efficiency expense and rate case amortization which are offset in utility margin	0.3
Other	0.3
Net Change	$2.5

Depreciation and amortization:

Increased utility plant in service	$1.9
Decreased amortization related to rate riders offset in utility margin	(0.1)
Net Change	$1.8

Other income:

AMS Reconciliation carrying charges (Note 12)	$0.1
Other	0.1
Net Change	$0.2

Interest charges:

Issuance of $65.0 million first mortgage bonds in 2021	$(0.4)
Issuance of $65.0 million first mortgage bonds in 2022	(0.4)
Other	0.1
Net Change	$(0.7)

Three Months Ended June 30, 2022
Change
Income (taxes) benefits:	(In millions)

Higher segment earnings before income taxes	$(2.7)
Other	0.3
Net Change	$(2.4)

Operating Results – Six Months Ended June 30, 2022 compared to 2021

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2022
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2021, September 2021, and March 2022	$10.0
Distribution rate relief – Distribution cost of service rate increase in September 2021	7.4
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 3.3%; the number of volumetric consumers increased 3.3%	1.4
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 6.8% primarily due to new cryptocurrency loads	2.1
Weather – Cooler weather in the first quarter and warmer weather in the second quarter	3.7
Rate Riders and other– Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses and depreciation and amortization	1.9
Net Change	$26.5

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2022
Change
Operating expenses:	(In millions)

Higher employee related and vegetation management expenses, partially offset by lower outside services expenses	$1.7
Higher property taxes due to increased utility plant in service	2.0
Higher capitalization of administrative and general and other expenses due to higher construction expenditures	(1.3)
Higher energy efficiency costs and amortization of rate expenses offset in utility margin	0.1
Other	0.2
Net Change	$2.7

Depreciation and amortization:

Increased utility plant in service	$3.5
Decreased amortization related to rate riders offset in utility margin	(0.2)
Net Change	$3.3

Six Months Ended June 30, 2022
Change
Other income (deductions):	(In millions)

AMS Reconciliation carrying charges (Note 12)	$1.3
Other	(0.1)
Net Change	$1.2

Interest charges:

Issuance of $65.0 million first mortgage bonds in 2021	$(0.8)
Issuance of $65.0 million first mortgage bonds in 2022	(0.4)
Other	(0.2)
Net Change	$(1.4)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(4.3)
Other	0.7
Net Change	$(3.6)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(5.4)	(3.5)	(1.9)	(10.6)	(2.3)	(8.3)
Depreciation and amortization	6.5	5.8	0.7	12.8	11.5	1.3
Operating income (loss)	(1.0)	(2.3)	1.3	(2.2)	(9.2)	7.0
Other income	0.4	0.4	—	0.1	—	0.1
Interest charges	(5.7)	(2.8)	(2.9)	(8.2)	(7.3)	(0.9)
Segment (loss) before income taxes	(6.4)	(4.7)	(1.7)	(10.3)	(16.5)	6.2
Income (taxes) benefit	1.9	1.4	0.5	2.4	3.5	(1.1)
Segment (loss)	$(4.5)	$(3.3)	$(1.2)	$(7.9)	$(13.0)	$5.1

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The changes in operating expense for the three and six months ended June 30, 2022 include decreases of $1.4 million and $7.1 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended June 30, 2022 compared to 2021
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2022
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.1
Other	(0.1)
Net Change	$—

Interest charges:

Higher interest on term loans	$(3.0)
Lower interest on short-term borrowings	0.2
Other	(0.1)
Net Change	$(2.9)

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$0.4
Higher segment loss before income taxes	0.4
Lower non-deductible Merger related costs	0.2
Lower investment tax credit amortization	(0.3)
Higher state income tax effective rate	(0.2)
Net Change	$0.5

Operating Results – Six Months Ended June 30, 2022 compared to 2020
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2022
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.2
Other	(0.1)
Net Change	$0.1

Interest charges:

Higher interest on term loans	$(3.2)
Lower interest on short-term borrowings	0.4
Repayment of PNMR 2018 SUNs	2.0
Other	(0.1)
Net Change	$(0.9)

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$1.2
Lower segment loss before income taxes	(1.6)
Lower non-deductible merger related costs	0.7
Lower investment tax credit amortization	(0.9)
Higher state income tax effective rate	(0.5)
Net Change	$(1.1)

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2022, compared to June 30, 2021, are summarized as follows:

	Six Months Ended June 30,
	2022	2021	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$217.9	$174.6	$43.3
Investing activities	(479.2)	(338.4)	(140.8)
Financing activities	263.7	134.4	129.3
Net change in cash and cash equivalents	$2.4	$(29.5)	$31.9

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

Cash Flows from Investing Activities

The changes in PNMR’s cash flows used in investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities include purchases and sales of investment securities in the NDT and coal mine reclamation trusts as well as activity related to NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Six Months Ended June 30,
	2022	2021	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(53.5)	$(43.4)	$(10.1)
Transmission and distribution	(147.3)	(108.2)	(39.1)
Nuclear fuel	(13.1)	(9.8)	(3.3)
	(213.9)	(161.4)	(52.5)
TNMP:
Transmission	(97.5)	(76.8)	(20.7)
Distribution	(148.2)	(85.2)	(63.0)
	(245.7)	(162.0)	(83.7)
Corporate and Other:
Computer hardware and software	(16.1)	(11.6)	(4.5)
	(475.7)	(335.0)	(140.7)

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$230.9	$363.3	$(132.4)
Purchases of investment securities	(234.8)	(367.3)	132.5
Distributions from NMRD	—	0.6	(0.6)
Other, net	0.4	—	0.4
	(3.5)	(3.4)	(0.1)
Net cash flows from (used in) investing activities	$(479.2)	$(338.4)	$(140.8)

Cash Flows from Financing Activities

The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings increased $203.6 million in 2022 compared to an increase of $59.5 million in 2021, resulting in a net increase in cash flows from financing activities of $144.1 million
•In 2022, PNMR borrowed the remaining $100.0 million available under the PNMR 2021 Delayed-Draw Term Loan

•In 2022, TNMP issued $65.0 million aggregate principal amount of TNMP 2022 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes
•In 2022, PNM purchased two series of PCRBs totaling $31.5 million that were subject to maturity with available capacity under the PNM 2017 New Mexico Credit Facility

Financing Activities

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

At December 31, 2021, PNM had $104.5 million PCRBs outstanding with a mandatory remarketing date of June 1, 2022, consisting of $36.0 million at 1.05% issued by the Maricopa County, Arizona Pollution Control Corporation with a final maturity of January 2038; $37.0 million at 2.125% issued by the City of Farmington, New Mexico with a final maturity of June 2040; $11.5 million at 1.20% issued by the City of Farmington, New Mexico with a final maturity of June 2040; and $20.0 million at 2.45% issued by the City of Farmington, New Mexico with a final maturity of September 2042. On June 1, 2022, PNM remarketed to new investors the $36.0 million and $37.0 million series in the tax-exempt market at 3.00% with a mandatory put date of June 1, 2024. PNM purchased and redeemed the remaining two series of PCRBs, totaling $31.5 million on June 1, 2022.

On May 18, 2021, PNMR entered into the PNMR 2021 Delayed-Draw Term Loan, among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. In 2021, PNMR drew $900.0 million to repay and terminate existing indebtedness as discussed in Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K. On January 24, 2022, PNMR drew the remaining $100.0 million available. On May 20, 2022, PNMR amended and restated the PNMR 2021 Delayed-Draw Term Loan, extending its maturity to May 18, 2025 and providing for assignment of the term loan to Avangrid upon completion of the Merger. Draws on the PNMR 2021 Delayed-Draw Term Loan bear interest at a variable rate, which was 2.56% at June 30, 2022, and mature on May 18, 2025.

On May 2, 2022, PNMR entered into two separate 20-month hedging agreements for $150.0 million and $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 2.65%, plus a customary spread over SOFR, which is subject to change if there is a change in PNMR's credit rating. On May 20, 2022, PNMR entered into a third, 19-month, hedging agreement for $100.0 million to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 2.52%, plus a customary spread over SOFR, which is subject to change if there is a change in PNMR's credit rating.

On April 27, 2022, TNMP entered into the TNMP 2022 Bond Purchase Agreement with institutional investors for the sale of $160.0 million aggregate principal amount of two series of the TNMP 2022 Bonds offered in private placement transactions. TNMP issued the first series of $65.0 million of the TNMP 2022 Bonds on May 12, 2022, at a 4.13% interest rate, due May 12, 2052, and the second series of $95.0 million of the TNMP 2022 Bonds on July 28, 2022, at a 3.81% interest rate, due July 28, 2032. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. The TNMP 2022 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indentures governing the TNMP 2022 Bonds. The terms of the supplemental indentures governing the TNMP 2022 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2022 Bonds at par. However, the definition of change of control in the supplemental indentures governing the TNMP 2022 Bonds will not be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP 2022 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock.

Key activities in PNMR’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through June 30, 2022, are:

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

During the six months ended June 30, 2022, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has the $75.0 million PNM 2021 Term Loan that matures in December 2022, $55.0 million of SUNs that mature in May 2023, and $130.0 million of PCRBs that mature in June 2023. See Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity

PNMR’s liquidity arrangements include the $300.0 million PNMR Revolving Credit Facility and the $400.0 million PNM Revolving Credit Facility. On May 20, 2022, both PNMR and PNM extended the facilities to October 31, 2024 with two one-year extension options that, if exercised, would extend the maturity to October 2026, subject to approval by a majority of the lenders. Also on May 20, 2022, the $40.0 million PNM 2017 New Mexico Credit Facility was extended to May 20, 2026. On March 11, 2022, the TNMP Revolving Credit Facility was amended to extend the maturity to September 2024, with two one-year extension options that, if exercised, will extend the maturity to September 2026, subject to approval by a majority of the lenders. The amended TNMP Revolving Credit Facility also contained an accordion feature that would allow TNMP to increase the size of the credit facility from $75.0 million to up to $100.0 million, subject to certain conditions. On May 13, 2022, TNMP exercised the accordion feature and increased the capacity of the TNMP Revolving Credit Facility to $100.0 million, secured by $100.0 million aggregate principal amount of TNMP first mortgage bonds. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR. The

Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$73.9	$—	$73.9
PNM 2017 New Mexico Credit Facility	—	40.0	—	40.0
TNMP Revolving Credit Facility	55.0	100.0	—	100.0
PNMR Revolving Credit Facility	11.1	65.1	—	71.7

At June 30, 2022, the weighted average interest rates were 2.40% for the PNM 2017 New Mexico Credit Facility, 2.77% for the PNM Revolving Credit Facility, 2.23% for the TNMP Revolving Credit Facility, and 3.00% for the PNMR Revolving Credit Facility.

The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 9. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2022-2026 period. This could include new debt and/or equity issuances. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. Market conditions, such as rising interest rates, may raise the cost of borrowing under the Company's current and future liquidity arrangements or other variable debt. In addition, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.

As of July 29, 2022, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of July 29, 2022, is as follows:

	PNM	TNMP	PNMR Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$100.0	$300.0	$800.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	100.0	300.0	840.0

Amounts outstanding as of July 29, 2022:
Revolving Credit Facility	79.9	35.0	37.6	152.5
PNM 2017 New Mexico Credit Facility	40.0	—	—	40.0
Letters of credit	—	—	3.4	3.4
Total short-term debt and letters of credit	119.9	35.0	41.0	195.9

Remaining availability as of July 29, 2022	$320.1	$65.0	$259.0	$644.1
Invested cash as of July 29, 2022	$—	$—	$0.9	$0.9

In addition to the above, PNMR has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of July 29, 2022, PNM and PNMR Development had no borrowings from PNMR under their intercompany loan agreements. However, TNMP had $2.4 million in intercompany borrowings from PNMR. PNMR had $6.4 million in intercompany borrowings from PNMR Development. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

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

	June 30, 2022	December 31, 2021
PNMR
PNMR common equity	35.7%	36.9%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	64.1	62.9
Total capitalization	100.0%	100.0%
PNM
PNM common equity	51.2%	50.9%
Preferred stock	0.3	0.3
Long-term debt	48.5	48.8
Total capitalization	100.0%	100.0%
TNMP
Common equity	50.0%	50.6%
Long-term debt	50.0	49.4
Total capitalization	100.0%	100.0%

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

As of June 30, 2022, approximately 55% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG. This reflects the retirement of SJGS Units 2 and 3 that occurred in December 2017 and the restructuring of ownership in SJGS Unit 4. These events reduced PNM’s entitlement in SJGS from 783 MW to 562 MW and caused the Company’s output of GHG to decrease when compared to 2017. With the retirement of SJGS Unit 1 on June 30, 2022, the percentage of PNM’s generating capacity from coal or gas-fired generation will be reduced to approximately 52%. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. As described in Note 16 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG from the Company’s owned interests in SJGS, below 2005 levels. In 2020, PNM received authorization for a June 2022 abandonment of SJGS Units 1 and 4. On February 17, 2022, PNM notified the Commission that PNM had acquired permission of the SJGS owners and coal mine to temporarily extend operation of SJGS Unit 4 until September 30, 2022. This notification was due to SJGS replacement resources not being available for the summer 2022 peak load. In addition, PNM has filed the Four Corners Abandonment Application with the NMPRC for approval to sell its ownership interest in Four Corners by the end of 2024. On December 22, 2021, PNM filed a notice of appeal with the NM Supreme Court, on January 21, 2022, PNM filed its Statement of Issues regarding the appeal and on March 24, 2022, PNM filed its Brief in Chief. See additional discussion of the SJGS and Four Corners Abandonment in Note 12. Retiring PNM’s share of SJGS and exiting participation in Four Corners would further reduce PNM’s GHG as those two coal-fired stations represent approximately 86% of PNM's 2020 GHG emissions from generation.

As of June 30, 2022, PNM owned or procured power under PPAs from 1,057 MW of capacity from renewable generation resources. This is comprised of 158 MW of PNM owned solar as well as wind, solar-PV, and geothermal facilities aggregating to 658 MW, 230 MW, and 11 MW. These agreements currently have expiration dates beginning in January 2035 and extending through December 2047. The NMPRC has approved PNM’s request to enter into additional PPAs for renewable energy for an additional 1,190 MW of energy from solar-PV facilities combined with 500 MW of battery storage agreements. The entire portfolio of replacement resources approved by the NMPRC in PNM’s SJGS Abandonment Application includes replacement of SJGS capacity with the procurement of 650 MW of solar PPAs combined with 300 MW of battery storage agreements and the PVNGS Leased Interest Abandonment Application includes a 300 MW solar PPA combined with 150 MW battery storage agreement. In addition, the NMPRC issued an order that will allow PNM to service a data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. Approval of these renewable energy and battery resources should further reduce any exposure to GHG emissions risk. These estimates are subject to change due to underlying variables, including changes in PNM's generation portfolio, supplier's ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 11 and 12.

PNM also has a customer distributed solar generation program that represented 219.8 MW at June 30, 2022. PNM’s distributed solar programs will generate an estimated 439.6 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 5,936 GWh of electricity through 2021. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,500 GWh of electricity savings, which will avoid at least 1.0 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines issued under CAA Section 111(d). EPA set the BSER for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” to be applied inside the fence-line of an individual facility. The ACE Rule was also challenged and, on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al. finding that EPA misinterpreted the CAA when it determined that the language of section 111 unambiguously barred consideration of emissions reductions options that were not applied at the source. As a result, the court vacated the ACE Rule and remanded the record to EPA for further consideration consistent with the court’s opinion. While the D.C. Circuit rejected the ACE Rule, it did not reinstate the Clean Power Plan. EPA filed a motion seeking a partial stay of the mandate as to the repeal of the Clean Power Plan, to ensure the court’s order will not render effective the now out-of-date Clean Power Plan. On February 22, 2021, the DC Circuit granted EPA’s motion, indicating that it would withhold issuance of the mandate with respect to the repeal of the Clean Power Plan until EPA responds to the court’s remand in a new rulemaking action. EPA has indicated it is developing a proposed rule under CAA Section 111(d) to establish guidelines for CO2 emissions from existing EGUs. EPA expects to publish the draft rule in 2023 with no timetable yet for a final rule. On October 29, 2021, the US Supreme Court granted four petitions for certiorari seeking review of the DC Circuit’s decision vacating the ACE Rule and the repeal of the Clean Power Plan. Oral arguments in the US Supreme Court were held on February 28, 2022 and on June 30, 2022, the US Supreme Court ruled in the case. The Court held 6 to 3 that the "generation shifting" approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether Section 111 of the CAA only authorizes EPA to require measures that can be implemented entirely within the fence line at an individual source. Of broader significance in administrative law, the Court also expressly invoked the major question doctrine as a basis for rejecting EPA's statutory interpretation. The basic principle of the major question doctrine is that, if an agency seeks to decide an issue of "vast economic or political significance," its action must be supported by clear statutory authorization. In cases where there is no authority, courts need not defer to the agency's statutory interpretation. The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agency's authority may be limited based upon similar reasoning.

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

The ETA was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Under the ETA provisions, PNM will also be required to meet a generation emission standard of no more than 400 lbs. of CO2 per MWh beginning in 2023 and not more than 200 lbs. per MWh beginning in 2032. PNM takes this requirement into account in its resource planning and it is expected that the standards will be met with the approved resource retirements and replacements. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue Securitized Bonds, or “energy transition bonds,” to qualified investors related to the retirement of coal-fired generating facilities. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “energy transition costs” (as defined by the ETA). These costs may include coal mine reclamation, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under a NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA in Note 11. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio. In compliance with the ETA, on June 15, 2022, the NMED announced a new rulemaking, Carbon Dioxide Emission Standards for Electric Generating Facilities, to develop carbon emission standards for new and existing electric generating facilities. An informal comment period for the draft proposal ran from June 15, 2022 through June 29, 2022. On July 1, 2022, NMED requested the Environmental Improvement Board to docket the matter and schedule a public hearing to begin October 26, 2022. NMED requested that the Environmental Improvement Board set a schedule for pre-filed technical testimony to be due on September 14, 2022, and pre-filed rebuttal testimony due on October 12, 2022.

In February 2020, the hearing examiners assigned to the SJGS abandonment and financing proceedings issued recommended decisions recommending approval of PNM’s abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA. On April 1, 2020, the NMPRC approved the hearing examiners' recommendation to approve PNM's application to retire its share of SJGS in 2022 and for the issuance of Securitized Bonds. PNM has also requested approval of Securitized Bonds for the Four Corners Abandonment costs of that transition away from coal-fired generation. On December 15, 2021, the NMPRC denied approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a notice of appeal with the NM Supreme Court of the NMPRC decision to deny the application. PNM cannot predict the full impact of the ETA or the outcome of the NM Supreme Court decision with respect to the abandonment of Four Corners. See additional discussion of PNM’s SJGS and Four Corners Abandonment Applications in Note 12.

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

On December 12, 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by approximately 200 parties, requires that countries submit INDCs. INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The U.S. INDC was part of an overall effort by the former administration to have the U.S. achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry was a key element of its INDC and was based on EPA’s GHG regulations for new, existing, modified, and reconstructed sources at that time. Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016, and the Paris Agreement entered into force on November 4, 2016.  On June 1, 2017, then President Trump announced that the U.S. would withdraw from the Paris Agreement. As a result of the President’s notice to the United Nations, the U.S. officially withdrew from the Paris Agreement on November 4, 2020. On January 20, 2021, President Biden signed an instrument that will allow the United States to rejoin the Paris Agreement on Climate Change. The instrument was deposited with the United Nations on January 21, 2021, and the United States officially became a party to the Agreement on February 19, 2021.

PNM has calculated GHG reductions that would result from scenarios that assume PNM’s scheduled retirement of its share of the SJGS in 2022 and would exit from Four Corners in either 2024 or 2031 and PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% emissions-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the U.S. INDC of 50% to 52% carbon emissions reduction by 2030 and the Biden Administration's goal of net-zero carbon emissions economy-wide by 2050. On April 1, 2020, the NMPRC approved PNM’s application to retire its share of SJGS in 2022. PNM filed for abandonment of Four Corners on January 8, 2021. See Note 12.

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

As of June 30, 2022, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2021 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors, which are neither presented in order of importance nor weighted, include:

•The expected timing and likelihood of completion of the pending Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending Merger that could reduce anticipated benefits or cause the parties to abandon the transaction
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement
•The risk that the parties may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all
•The risk that the proposed Merger could have an adverse effect on the ability of PNMR to retain and hire key personnel and maintain relationships with its customers and suppliers, and on its operating results and businesses generally
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the prudence of PNM’s undepreciated investments in Four Corners and recovery of PNM’s investments and other costs associated with that plant, revisions to its rates to remove SJGS by issuing rate credits prior to issuing Securitized Bonds and the establishment of the Energy Transition Charge, and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of regulatory proceedings, or resulting from potential mid-term or long-term impacts related to COVID-19
•Uncertainty relating to PNM's decision to return the currently leased generating capacity in PVNGS Units 1 and 2 at the expiration of their lease terms in 2023 and 2024, including future regulatory outcomes relating to the ratemaking treatment
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the changes in PNM's generation entitlement share for PVNGS following termination of the leases in 2023 and 2024, the proposed exit from Four Corners and the exit and abandonment of SJGS

•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines supplying certain power plants, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, the impacts of COVID-19 on customer usage, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt and access the financial markets in order to provide financing to repay or refinance debt as it comes due, as well as for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates, including any negative impacts that could result from the ultimate outcomes of regulatory proceedings, from the economic impacts of COVID-19, actions by the Federal Reserve to address inflationary concerns or other market conditions, geopolitical activity, or from the entry into the Merger Agreement
•The risks associated with completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including coal supply agreements, renewable energy resources, and approved PPAs related to replacement resources for facilities to be retired or for which the leases will terminate), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the impacts of COVID-19, as well as the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the Tax Act, and other matters
•Risks related to climate change, including potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets
•Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM’s coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from international developments and the impacts of COVID-19
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate the coal supply at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed

Consolidated Balance Sheets. During the six months ended June 30, 2022, and the year ended December 31, 2021, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. In the six months ended June 30, 2022 and 2021, the effects of mark-to-market commodity derivative instruments had no impact to PNM's net earnings and $3.2 million and zero of fair value losses have been recorded as a regulatory asset. All of the fair values as of June 30, 2022, were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by 2022.
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

Schedule of Credit Risk Exposure
June 30, 2022
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$11,040	2	$6,828
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	3,236	—	—
Non-investment grade	—	—	—
Total	$14,276		$6,828

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than the Tri-State hazard sharing agreement), forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At June 30, 2022, PNMR held $0.9 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of June 30, 2022, was $5.2 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of PNM’s and TNMP's long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-term debt must be refinanced, repriced or redeemed. PNMR's debt and the revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates continue to rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity and hedging arrangements like those executed by PNMR in May 2022, and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR. The PNMR 2021 Delayed-Draw Term Loan variable rate is based on SOFR while the PNM 2021 Term Loan variable rate is based on LIBOR.

At July 29, 2022, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	3.32%	$37,600	$300,000
PNM Revolving Credit Facility	3.47	79,900	400,000
PNM 2017 New Mexico Credit Facility	2.95	40,000	40,000
TNMP Revolving Credit Facility	2.57	35,000	100,000
		$192,500	$840,000
Long-term Debt:
PNMR 2021 Delayed-Draw Term Loan	3.20%	$1,000,000
PNM 2021 Term Loan	3.12	75,000
		$1,075,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $386.4 million at June 30, 2022, of which 60.2% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2022, the decrease in the fair value of the fixed-rate securities would be 2.0%, or $4.7 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at June 30, 2022. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 35.4% of the securities held by the trusts as of June 30, 2022. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $13.7 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

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
•PNM – 2020 Integrated Resource Plan
•PNM – SJGS Abandonment Application
•PNM – Four Corners Abandonment Application
•PNM – PVNGS Leased Interest Abandonment Application
•PNM – FERC Formula Transmission Rates
•PNM – FERC Compliance
•TNMP – Transmission Cost of Service Rates
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

None

ITEM 6. EXHIBITS

2.1	PNMR
Amendment to Merger Agreement, dated as of January 3, 2022, by and among PNM Resources, Inc., Avangrid, Inc., and NM Green Holdings, Inc. (incorporated by reference to Exhibit 2.1 to PNMR's Current Report on Form 8-K filed January 3, 2022)

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including October 24, 2017 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed October 25, 2017)

3.5	PNM	Bylaws of PNM, with all amendments to and including July 1, 2022 (incorporated by reference to Exhibit 3.5 to PNM’s Report on Form 8-K filed July 1, 2022)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

4.1	TNMP
Fifteenth Supplemental Indenture, dated as of May 12, 2022, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to TNMP’s Report on Form 8-K filed May 16, 2022)

4.2	TNMP	Form of Series 2022A Bonds (incorporated by reference to Exhibit 4.2 to TNMP’s Report on Form 8-K filed May 16, 2022)

4.3	TNMP
Sixteenth Supplemental Indenture, dated as of May 13, 2022, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to TNMP’s Report on Form 8-K filed May 16, 2022)

4.4	TNMP	Form of Series 2022B Bonds (incorporated by reference to Exhibit 4.4 to TNMP’s Report on Form 8-K filed May 16, 2022)

4.5	TNMP
Seventeenth Supplemental Indenture, dated as of July 28, 2022, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to TNMP’s Report on Form 8-K filed July 28, 2022)

4.6	TNMP	Form of Series 2022C Bonds (incorporated by reference to Exhibit 4.2 to TNMP’s Report on Form 8-K filed July 28, 2022)

10.1	PNMR	First Amendment dated July 7, 2022 to PNMR 2022 Officer Annual Incentive Plan

10.2	PNMR	First Amendment dated July 7, 2022 to PNMR 2022 Long-Term Incentive Plan

10.3	PNMR	Second Amendment dated July 7, 2022 to PNMR 2021 Long-Term Incentive Plan

10.4	PNMR	Third Amendment dated July 7, 2022 to PNMR 2020 Long-Term Incentive Plan

10.5	TNMP
Increase Supplement, dated as of May 13, 2022, to the Fourth Amended and Restated Credit Agreement, dated as of March 11, 2022, among Texas-New Mexico Power Company, the lenders party thereto and KeyBank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to TNMP’s Report on Form 8-K filed May 16, 2022)

10.6	PNMR
Amended and Restated Term Loan Agreement, dated as of May 20, 2022, among PNM Resources, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to PNMR’s Report on Form 8-K filed May 24, 2022)

10.7	PNMR
Tenth Amendment to and Restatement of Credit Agreement, dated as of May 20, 2022, among PNM Resources, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to PNMR’s Report on Form 8-K filed May 24, 2022)

10.8	PNM
Fifth Amendment to and Restatement of Credit Agreement, dated as of May 20, 2022, among Public Service Company of New Mexico, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to PNM’s Report on Form 8-K filed May 24, 2022)

10.9	PNM
Amended and Restated Credit Agreement, dated as of May 20, 2022, among Public Service Company of New Mexico, the lenders party thereto, U.S. Bank National Association, as Administrative Agent, and BOKF, NA dba Bank of Albuquerque, as Syndication Agent (incorporated by reference to Exhibit 10.4 to PNM’s Report on Form 8-K filed May 24, 2022)

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

PNM RESOURCES, INC. TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	August 4, 2022	/s/ Henry E. Monroy
Henry E. Monroy
Vice President and Corporate Controller
(Officer duly authorized to sign this report)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	August 4, 2022	/s/ Henry E. Monroy
Henry E. Monroy
Vice President, Regulatory and Corporate Controller
(Officer duly authorized to sign this report)