Form 10-Q
period 2022-09-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2022-11-04
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of October 21, 2022, 85,834,874 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of October 21, 2022, was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of October 21, 2022, was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
CAA	Clean Air Act
CAISO	California Independent System Operator
CCAE	Coalition for Clean Affordable Energy
CCR	Coal Combustion Residuals
CFIUS	Committee on Foreign Investment in the United States
CFRE	Citizens for Fair Rates and the Environment
CO2	Carbon Dioxide
COVID-19	Novel coronavirus global pandemic
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCOS	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
End Date	The date at which the Merger Agreement may be terminated if the Effective Time has not yet occurred; January 20, 2022, subsequently extended to April 20, 2023.
Energy Transition Charge	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
Grid Modernization Application	PNM's October 3, 2022 application for approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
HSR Act	Hart-Scott Rodino Antitrust Improvement Act of 1976
Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan

IRS	Internal Revenue Service
Joint Applicants	PNM, PNMR, Merger Sub, Avangrid and Iberdrola
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
Leeward	Leeward Renewable Energy Development, LLC
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub, as amended by the amendment to the Merger Agreement dated January 3, 2022
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined below)
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM 2017 New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility
PNM 2021 Term Loan	PNM’s $75.0 million 18-month Unsecured Term Loan that matures December 18, 2022
PNM 2022 Delayed- Draw Term Loan	PNM's $225.0 million Unsecured Term Loan that matures February 5, 2024
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries

PNMR 2021 Delayed-Draw Term Loan	PNMR’s $1.0 billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of Securitized Bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2022 Bonds	TNMP's First Mortgage Bonds to be issued under the TNMP 2022 Bond Purchase Agreement
TNMP 2022 Bond Purchase Agreement	TNMP's Agreement for the sale of an aggregate $160.0 million of TNMP's 2022 Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 million Secured Revolving Credit Facility ($100.0 million as of May 13, 2022)
Tri-State	Tri-State Generation and Transmission Association, Inc.
TSAs	Transmission Service Agreements
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
Western Spirit Line	An approximately 150-mile 345-kV transmission line that PNM purchased in December 2021
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Electric Operating Revenues:
Contracts with customers	$531,966	$481,881	$1,320,779	$1,197,359
Alternative revenue programs	(11,643)	(9,483)	(14,569)	(3,156)
Other electric operating revenue	209,565	82,153	367,526	151,595
Total electric operating revenues	729,888	554,551	1,673,736	1,345,798
Operating Expenses:
Cost of energy	334,339	199,380	698,349	467,452
Administrative and general	58,125	56,520	165,328	168,458
Energy production costs	34,469	32,374	110,534	106,709
Regulatory disallowances and restructuring costs	(567)	436	832	436
Depreciation and amortization	76,570	71,438	229,103	212,039
Transmission and distribution costs	21,538	19,996	61,160	56,166
Taxes other than income taxes	22,651	22,678	71,207	65,440
Total operating expenses	547,125	402,822	1,336,513	1,076,700
Operating income	182,763	151,729	337,223	269,098
Other Income and Deductions:
Interest income	3,969	3,329	11,588	10,466
Gains (losses) on investment securities	(15,736)	1,948	(84,104)	16,108
Other income	5,364	5,686	14,845	14,592
Other (deductions)	(1,647)	(5,098)	(7,529)	(13,836)
Net other income and deductions	(8,050)	5,865	(65,200)	27,330
Interest Charges	34,526	23,244	89,963	73,247
Earnings before Income Taxes	140,187	134,350	182,060	223,181
Income Taxes	13,450	16,668	16,982	26,533
Net Earnings	126,737	117,682	165,078	196,648
(Earnings) Attributable to Valencia Non-controlling Interest	(4,172)	(4,229)	(10,897)	(11,643)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to PNMR	$122,433	$113,321	$153,785	$184,609
Net Earnings Attributable to PNMR per Common Share:
Basic	$1.42	$1.32	$1.79	$2.14
Diluted	$1.42	$1.32	$1.78	$2.14
Dividends Declared per Common Share	$0.3475	$0.3275	$1.0425	$0.9825

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net Earnings	$126,737	$117,682	$165,078	$196,648
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) benefit of $(326), $329, $2,075, and $246	956	(968)	(6,095)	(722)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $129, $632, $870, and $2,062	(380)	(1,856)	(2,556)	(6,058)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(451), $(530), $(1,353), and $(1,590)	1,325	1,557	3,975	4,671
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $(1,764), $0, $(2,640), and $(458)	5,179	—	7,751	1,346
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $148, $0, $449, and $229	(434)	—	(1,318)	(674)
Total Other Comprehensive Income (Loss)	6,646	(1,267)	1,757	(1,437)
Comprehensive Income	133,383	116,415	166,835	195,211
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,172)	(4,229)	(10,897)	(11,643)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to PNMR	$129,079	$112,054	$155,542	$183,172

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$165,078	$196,648
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	255,808	238,963
Deferred income tax expense	15,036	25,293
(Gains) losses on investment securities	84,104	(16,108)
Stock based compensation expense	5,972	6,728
Regulatory disallowances and restructuring costs	832	436
Allowance for equity funds used during construction	(9,232)	(8,867)
Other, net	1,323	4,594
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(66,713)	(46,649)
Materials, supplies, and fuel stock	(6,630)	(333)
Other current assets	3,687	(20,005)
Other assets	6,676	17,551
Accounts payable	11,845	5,934
Accrued interest and taxes	17,875	7,713
Other current liabilities	(26,082)	17,679
Other liabilities	(32,083)	(21,065)
Net cash flows from operating activities	427,496	408,512

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(702,878)	(496,185)
Proceeds from sales of investment securities	323,251	396,870
Purchases of investment securities	(332,490)	(405,142)
Distributions from NMRD	—	572
Other, net	692	108
Net cash flows used in investing activities	(711,425)	(503,777)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$(2,500)	$(18,100)
Long-term borrowings	558,000	1,370,000
Repayment of long-term debt	(179,500)	(1,165,000)
Awards of common stock	(7,846)	(10,082)
Dividends paid	(89,879)	(84,729)
Valencia’s transactions with its owner	(12,455)	(14,238)
Transmission interconnection and security deposit arrangements	76,696	31,878
Refunds paid under transmission interconnection arrangements	(50,401)	(9,752)
Debt issuance costs and other, net	(3,668)	(3,159)
Net cash flows from financing activities	288,447	96,818

Change in Cash, Restricted Cash, and Equivalents	4,518	1,553
Cash, Restricted Cash, and Equivalents at Beginning of Period	1,104	47,928
Cash, Restricted Cash, and Equivalents at End of Period	$5,622	$49,481

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$79,246	$69,965
Income taxes paid, net	$904	$892

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$56,948	$63,281

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,622	$1,104
Accounts receivable, net of allowance for credit losses of $4,919 and $7,265	179,604	123,292
Unbilled revenues	63,889	57,736
Other receivables	22,089	18,784
Materials, supplies, and fuel stock	64,835	65,061
Regulatory assets	45,040	14,785
Prepaid assets	18,407	37,325
Income taxes receivable	3,835	4,878
Other current assets	6,453	1,635
Total current assets	409,774	324,600
Other Property and Investments:
Investment securities	376,662	463,126
Equity investment in NMRD	90,674	89,158
Other investments	160	265
Non-utility property, net	25,805	25,439
Total other property and investments	493,301	577,988
Utility Plant:
Plant in service, held for future use, and to be abandoned	8,832,929	9,357,849
Less accumulated depreciation and amortization	2,621,112	2,952,743
	6,211,817	6,405,106
Construction work in progress	485,023	248,856
Nuclear fuel, net of accumulated amortization of $47,734 and $41,181	97,545	98,937
Net utility plant	6,794,385	6,752,899
Deferred Charges and Other Assets:
Regulatory assets	820,832	514,258
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	62,440	79,511
Other deferred charges	169,861	139,332
Total deferred charges and other assets	1,331,430	1,011,398
	$9,028,890	$8,666,885

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$60,200	$62,700
Current installments of long-term debt	184,684	179,339
Accounts payable	127,493	172,595
Customer deposits	5,917	5,095
Accrued interest and taxes	86,937	70,105
Regulatory liabilities	17,186	8,316
Operating lease liabilities	18,534	27,218
Dividends declared	29,960	132
Transmission interconnection arrangement liabilities	20,208	39,564
Other current liabilities	115,350	99,149
Total current liabilities	666,469	664,213
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	3,893,500	3,519,580
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	806,630	764,850
Regulatory liabilities	772,355	841,393
Asset retirement obligations	220,899	234,146
Accrued pension liability and postretirement benefit cost	9,416	19,057
Operating lease liabilities	41,701	55,993
Other deferred credits	350,663	333,195
Total deferred credits and other liabilities	2,201,664	2,248,634
Total liabilities	6,761,633	6,432,427
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,427,383	1,429,257
Accumulated other comprehensive income (loss), net of income taxes	(70,179)	(71,936)
Retained earnings	844,677	810,203
Total PNMR common stockholders’ equity	2,201,881	2,167,524
Non-controlling interest in Valencia	53,847	55,405
Total equity	2,255,728	2,222,929
	$9,028,890	$8,666,885

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at June 30, 2022	$1,426,448	$(76,825)	$781,899	$2,131,522	$54,165	$2,185,687
Net earnings before subsidiary preferred stock dividends	—	—	122,565	122,565	4,172	126,737
Total other comprehensive income	—	6,646	—	6,646	—	6,646
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(59,655)	(59,655)	—	(59,655)
Awards of common stock	(221)	—	—	(221)	—	(221)
Stock based compensation expense	1,156	—	—	1,156	—	1,156
Valencia’s transactions with its owner	—	—	—	—	(4,490)	(4,490)
Balance at September 30, 2022	$1,427,383	$(70,179)	$844,677	$2,201,881	$53,847	$2,255,728

Balance at December 31, 2021	$1,429,257	$(71,936)	$810,203	$2,167,524	$55,405	$2,222,929
Net earnings before subsidiary preferred stock dividends	—	—	154,181	154,181	10,897	165,078
Total other comprehensive income	—	1,757	—	1,757	—	1,757
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(119,311)	(119,311)	—	(119,311)
Awards of common stock	(7,846)	—	—	(7,846)	—	(7,846)
Stock based compensation expense	5,972	—	—	5,972	—	5,972
Valencia’s transactions with its owner	—	—	—	—	(12,455)	(12,455)
Balance at September 30, 2022	$1,427,383	$(70,179)	$844,677	$2,201,881	$53,847	$2,255,728

Balance at June 30, 2021	$1,425,700	$(79,353)	$741,884	$2,088,231	$57,167	$2,145,398
Net earnings before subsidiary preferred stock dividends	—	—	113,453	113,453	4,229	117,682
Total other comprehensive income (loss)	—	(1,267)	—	(1,267)	—	(1,267)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(56,222)	(56,222)	—	(56,222)
Awards of common stock	(129)	—	—	(129)	—	(129)
Stock based compensation expense	1,016	—	—	1,016	—	1,016
Valencia’s transactions with its owner	—	—	—	—	(4,982)	(4,982)
Balance at September 30, 2021	$1,426,587	$(80,620)	$798,983	$2,144,950	$56,414	$2,201,364

Balance at December 31, 2020	$1,429,941	$(79,183)	$698,707	$2,049,465	$59,009	$2,108,474
Net earnings before subsidiary preferred stock dividends	—	—	185,005	185,005	11,643	196,648
Total other comprehensive income (loss)	—	(1,437)	—	(1,437)	—	(1,437)
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(84,333)	(84,333)	—	(84,333)
Awards of common stock	(10,082)	—	—	(10,082)	—	(10,082)
Stock based compensation expense	6,728	—	—	6,728	—	6,728
Valencia’s transactions with its owner	—	—	—	—	(14,238)	(14,238)
Balance at September 30, 2021	$1,426,587	$(80,620)	$798,983	$2,144,950	$56,414	$2,201,364

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$388,371	$361,701	$944,235	$884,559
Alternative revenue programs	(599)	(8,331)	1,039	(5,469)
Other electric operating revenue	209,565	82,153	367,526	151,595
Total electric operating revenues	597,337	435,523	1,312,800	1,030,685
Operating Expenses:
Cost of energy	303,351	170,902	606,129	383,556
Administrative and general	51,900	49,906	149,361	143,176
Energy production costs	34,469	32,374	110,534	106,709
Regulatory disallowances and restructuring costs	(567)	436	832	436
Depreciation and amortization	45,361	42,673	137,132	127,111
Transmission and distribution costs	12,549	12,844	37,678	34,906
Taxes other than income taxes	10,359	11,825	36,768	35,411
Total operating expenses	457,422	320,960	1,078,434	831,305
Operating income	139,915	114,563	234,366	199,380
Other Income and Deductions:
Interest income	3,888	3,364	10,288	10,376
Gains (losses) on investment securities	(15,736)	1,948	(84,104)	16,108
Other income	2,086	2,940	7,997	8,232
Other (deductions)	(793)	(3,530)	(5,368)	(10,635)
Net other income and deductions	(10,555)	4,722	(71,187)	24,081
Interest Charges	15,467	12,509	44,562	38,441
Earnings before Income Taxes	113,893	106,776	118,617	185,020
Income Taxes (Benefits)	12,121	15,500	11,762	26,178
Net Earnings	101,772	91,276	106,855	158,842
(Earnings) Attributable to Valencia Non-controlling Interest	(4,172)	(4,229)	(10,897)	(11,643)
Net Earnings Attributable to PNM	97,600	87,047	95,958	147,199
Preferred Stock Dividend Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$97,468	$86,915	$95,562	$146,803

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net Earnings	$101,772	$91,276	$106,855	$158,842
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains arising during the period, net of income tax (expense) benefit of $(326), $329, $2,075, and $246	956	(968)	(6,095)	(722)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $129, $632, $870, and $2,062	(380)	(1,856)	(2,556)	(6,058)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(451), $(530), $(1,353), and $(1,590)	1,325	1,557	3,975	4,671
Total Other Comprehensive Income (Loss)	1,901	(1,267)	(4,676)	(2,109)
Comprehensive Income	103,673	90,009	102,179	156,733
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(4,172)	(4,229)	(10,897)	(11,643)
Comprehensive Income Attributable to PNM	$99,501	$85,780	$91,282	$145,090
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$106,855	$158,842
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	161,303	151,775
Deferred income tax expense	11,762	24,034
(Gains) losses on investment securities	84,104	(16,108)
Regulatory disallowances and restructuring costs	832	436
Allowance for equity funds used during construction	(6,793)	(6,655)
Other, net	2,839	3,488
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(45,252)	(34,110)
Materials, supplies, and fuel stock	(3,809)	143
Other current assets	885	(20,398)
Other assets	7,958	14,541
Accounts payable	20,308	14,411
Accrued interest and taxes	14,799	13,370
Other current liabilities	(35,503)	12,442
Other liabilities	(24,717)	(34,394)
Net cash flows from operating activities	295,571	281,817

Cash Flows From Investing Activities:
Utility plant additions	(322,412)	(247,064)
Proceeds from sales of investment securities	323,251	396,870
Purchases of investment securities	(332,490)	(405,142)
Other, net	492	108
Net cash flows used in investing activities	(331,159)	(255,228)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$(7,400)	$(10,000)
Long-term borrowings	298,000	235,000
Repayment of long-term debt	(179,500)	(200,000)
Dividends paid	(85,396)	(60,396)
Valencia’s transactions with its owner	(12,455)	(14,238)
Transmission interconnection and security deposit arrangements	70,296	28,278
Refunds paid under transmission interconnection arrangements	(41,401)	(2,450)
Debt issuance costs and other, net	(2,201)	(1,665)
Net cash flows from financing activities	39,943	(25,471)

Change in Cash, Restricted Cash, and Equivalents	4,355	1,118
Cash, Restricted Cash, and Equivalents at Beginning of Period	19	31,446
Cash, Restricted Cash, and Equivalents at End of Period	$4,374	$32,564

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$37,269	$33,189
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$21,069	$45,441

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,374	$19
Accounts receivable, net of allowance for credit losses of $4,919 and $7,265	138,203	98,151
Unbilled revenues	45,711	44,759
Other receivables	17,411	16,538
Affiliate receivables	8,906	8,837
Materials, supplies, and fuel stock	54,895	57,942
Regulatory assets	44,906	8,721
Prepaid assets	10,315	30,266
Other current assets	6,500	1,456
Total current assets	331,221	266,689
Other Property and Investments:
Investment securities	376,662	463,126
Other investments	24	129
Non-utility property, net	11,405	10,717
Total other property and investments	388,091	473,972
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,908,807	6,602,015
Less accumulated depreciation and amortization	1,879,406	2,235,068
	4,029,401	4,366,947
Construction work in progress	281,506	182,520
Nuclear fuel, net of accumulated amortization of $47,734 and $41,181	97,545	98,937
Net utility plant	4,408,452	4,648,404
Deferred Charges and Other Assets:
Regulatory assets	740,175	428,981
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	58,670	73,903
Other deferred charges	135,175	116,552
Total deferred charges and other assets	985,652	671,068
	$6,113,416	$6,060,133

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$7,400
Current installments of long-term debt	184,684	179,339
Accounts payable	107,034	107,795
Affiliate payables	10,481	15,203
Customer deposits	5,917	5,095
Accrued interest and taxes	51,936	37,137
Regulatory liabilities	12,366	8,316
Operating lease liabilities	16,902	25,278
Dividends declared	132	132
Transmission interconnection arrangement liabilities	20,208	39,564
Other current liabilities	87,399	70,643
Total current liabilities	497,059	495,902
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,815,951	1,701,771
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	656,814	630,682
Regulatory liabilities	571,483	653,830
Asset retirement obligations	220,088	233,383
Accrued pension liability and postretirement benefit cost	9,122	18,718
Operating lease liabilities	39,754	52,552
Other deferred credits	272,024	246,502
Total deferred credits and liabilities	1,769,285	1,835,667
Total liabilities	4,082,295	4,033,340
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,547,918	1,547,918
Accumulated other comprehensive income (loss), net of income taxes	(76,612)	(71,936)
Retained earnings	494,439	483,877
Total PNM common stockholder’s equity	1,965,745	1,959,859
Non-controlling interest in Valencia	53,847	55,405
Total equity	2,019,592	2,015,264
	$6,113,416	$6,060,133

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at June 30, 2022	$1,547,918	$(78,513)	$481,971	$1,951,376	$54,165	$2,005,541
Net earnings	—	—	97,600	97,600	4,172	101,772
Total other comprehensive income	—	1,901	—	1,901	—	1,901
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(85,000)	(85,000)	—	(85,000)
Valencia’s transactions with its owner	—	—	—	—	(4,490)	(4,490)
Balance at September 30, 2022	$1,547,918	$(76,612)	$494,439	$1,965,745	$53,847	$2,019,592

Balance at December 31, 2021	$1,547,918	$(71,936)	$483,877	$1,959,859	$55,405	$2,015,264
Net earnings	—	—	95,958	95,958	10,897	106,855
Total other comprehensive income (loss)	—	(4,676)	—	(4,676)	—	(4,676)
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(85,000)	(85,000)	—	(85,000)
Valencia’s transactions with its owner	—	—	—	—	(12,455)	(12,455)
Balance at September 30, 2022	$1,547,918	$(76,612)	$494,439	$1,965,745	$53,847	$2,019,592

Balance at June 30, 2021	$1,494,918	$(79,353)	$448,224	$1,863,789	$57,167	$1,920,956
Net earnings	—	—	87,047	87,047	4,229	91,276
Total other comprehensive income (loss)	—	(1,267)	—	(1,267)	—	(1,267)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(60,000)	(60,000)	—	(60,000)
Valencia’s transactions with its owner	—	—	—	—	(4,982)	(4,982)
Balance at September 30, 2021	$1,494,918	$(80,620)	$475,139	$1,889,437	$56,414	$1,945,851

Balance at December 31, 2020	$1,494,918	$(78,511)	$388,336	$1,804,743	$59,009	$1,863,752
Net earnings	—	—	147,199	147,199	11,643	158,842
Total other comprehensive income (loss)	—	(2,109)	—	(2,109)	—	(2,109)
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(60,000)	(60,000)	—	(60,000)
Valencia’s transactions with its owner	—	—	—	—	(14,238)	(14,238)
Balance at September 30, 2021	$1,494,918	$(80,620)	$475,139	$1,889,437	$56,414	$1,945,851

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Electric Operating Revenues:
Contracts with customers	$143,595	$120,180	$376,544	$312,800
Alternative revenue programs	(11,044)	(1,152)	(15,608)	2,313
Total electric operating revenues	132,551	119,028	360,936	315,113
Operating Expenses:
Cost of energy	30,988	28,478	92,220	83,896
Administrative and general	12,548	11,708	35,746	34,960
Depreciation and amortization	24,960	23,031	72,914	67,696
Transmission and distribution costs	8,989	7,152	23,482	21,260
Taxes other than income taxes	11,229	9,817	30,495	26,730
Total operating expenses	88,714	80,186	254,857	234,542
Operating income	43,837	38,842	106,079	80,571
Other Income and Deductions:
Interest income	148	—	1,435	—
Other income	2,691	2,144	5,151	4,853
Other (deductions)	(448)	(1,000)	(848)	(1,602)
Net other income and deductions	2,391	1,144	5,738	3,251
Interest Charges	9,851	8,403	28,017	25,155
Earnings before Income Taxes	36,377	31,583	83,800	58,667
Income Taxes	4,946	3,642	11,258	6,341
Net Earnings	$31,431	$27,941	$72,542	$52,326

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$72,542	$52,326
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	73,536	68,378
Deferred income tax (benefit)	(3,587)	(6,377)
Allowance for equity funds used during construction and other, net	(2,441)	(2,152)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(21,461)	(12,539)
Materials and supplies	(2,821)	(476)
Other current assets	2,696	(4,927)
Other assets	(387)	5,168
Accounts payable	(3,791)	(4,050)
Accrued interest and taxes	14,449	10,800
Other current liabilities	7,769	(754)
Other liabilities	(4,324)	11,538
Net cash flows from operating activities	132,180	116,935
Cash Flows From Investing Activities:
Utility plant additions	(359,441)	(233,381)
Net cash flows used in investing activities	(359,441)	(233,381)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings, net	2,600	—
Long-term borrowings	160,000	65,000
Equity contribution from parent	68,000	52,000
Transmission interconnection arrangements	6,400	3,600
Refunds paid under transmission interconnection arrangements	(9,000)	(7,302)
Debt issuance costs and other, net	(739)	(736)
Net cash flows from financing activities	227,261	112,562

Change in Cash and Cash Equivalents	—	(3,884)
Cash and Cash Equivalents at Beginning of Period	—	14,800
Cash and Cash Equivalents at End of Period	$—	$10,916

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$26,810	$25,085
Income taxes paid, net	$904	$892

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$24,773	$14,166

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable	41,401	25,141
Unbilled revenues	18,178	12,977
Other receivables	6,792	4,108
Materials and supplies	9,940	7,119
Regulatory assets	134	6,064
Other current assets	2,836	1,989
Total current assets	79,281	57,398
Other Property and Investments:
Other investments	136	136
Non-utility property, net	13,243	13,499
Total other property and investments	13,379	13,635
Utility Plant:
Plant in service and plant held for future use	2,641,891	2,475,859
Less accumulated depreciation and amortization	573,240	563,004
	2,068,651	1,912,855
Construction work in progress	188,697	53,401
Net utility plant	2,257,348	1,966,256
Deferred Charges and Other Assets:
Regulatory assets	80,657	85,277
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	3,769	5,264
Other deferred charges	12,447	10,277
Total deferred charges and other assets	323,538	327,483
	$2,673,546	$2,364,772

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$3,000	$400
Accounts payable	14,525	43,089
Affiliate payables	5,214	6,568
Accrued interest and taxes	54,454	40,005
Regulatory liabilities	4,820	—
Operating lease liabilities	1,631	1,882
Other current liabilities	7,868	4,968
Total current liabilities	91,512	96,912
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,077,977	918,050
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	163,846	157,248
Regulatory liabilities	200,872	187,563
Asset retirement obligations	811	763
Accrued pension liability and postretirement benefit cost	294	339
Operating lease liabilities	1,947	3,155
Other deferred credits	54,188	59,185
Total deferred credits and other liabilities	421,958	408,253
Total liabilities	1,591,447	1,423,215
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	805,166	737,166
Retained earnings	276,869	204,327
Total common stockholder’s equity	1,082,099	941,557
	$2,673,546	$2,364,772

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at June 30, 2022	$64	$737,166	$245,438	$982,668
Net earnings	—	—	31,431	31,431
Equity contribution from parent	—	68,000	—	68,000
Balance at September 30, 2022	$64	$805,166	$276,869	$1,082,099

Balance at December 31, 2021	$64	$737,166	$204,327	$941,557
Net earnings	—	—	72,542	72,542
Equity contribution from parent	—	68,000	—	68,000
Balance at September 30, 2022	$64	$805,166	$276,869	$1,082,099

Balance at June 30, 2021	$64	$737,166	$164,833	$902,063
Net earnings	—	—	27,941	27,941
Balance at September 30, 2021	$64	$737,166	$192,774	$930,004

Balance at December 31, 2020	$64	$685,166	$140,448	$825,678
Net earnings	—	—	52,326	52,326
Equity contribution from parent	—	52,000	—	52,000
Balance at September 30, 2021	$64	$737,166	$192,774	$930,004

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2022 and December 31, 2021, and the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.3475 per share in August 2022 and $0.3275 per share in July 2021, which are reflected as being in the second quarter within Dividends Declared per Common Share on the PNMR Condensed Consolidated Statements of Earnings. The Board declared dividends on common stock for the third quarter of $0.3475 per share in September 2022 and $0.3275 per share in September 2021, which are reflected as being in the third quarter within Dividends Declared per Common Share on the PNMR Condensed Consolidated Statement of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNMR made capital contributions to TNMP of $68.0 million in the three and nine months ended September 30, 2022 and zero and $52.0 million in the three and nine months ended September 30, 2021. PNMR did not make any contributions to PNM in the three and nine months ended September 30, 2022 and 2021. PNM declared and paid cash dividends on its common stock to PNMR of $85.0 million in the three and nine months ended September 30, 2022 and $60.0 million in the three and nine months ended September 30, 2021. TNMP did not declare or pay cash dividends on its common stock to PNMR in the three and nine months ended September 30, 2022 and 2021.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended September 30, 2022
Electric operating revenues	$597,337	$132,551	$—	$729,888
Cost of energy	303,351	30,988	—	334,339
Utility margin	293,986	101,563	—	395,549
Other operating expenses	108,710	32,766	(5,260)	136,216
Depreciation and amortization	45,361	24,960	6,249	76,570
Operating income (loss)	139,915	43,837	(989)	182,763
Interest income (expense)	3,888	148	(67)	3,969
Other income (deductions)	(14,443)	2,243	181	(12,019)
Interest charges	(15,467)	(9,851)	(9,208)	(34,526)
Segment earnings (loss) before income taxes	113,893	36,377	(10,083)	140,187
Income taxes (benefit)	12,121	4,946	(3,617)	13,450
Segment earnings (loss)	101,772	31,431	(6,466)	126,737
Valencia non-controlling interest	(4,172)	—	—	(4,172)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$97,468	$31,431	$(6,466)	$122,433

Nine Months Ended September 30, 2022
Electric operating revenues	$1,312,800	$360,936	$—	$1,673,736
Cost of energy	606,129	92,220	—	698,349
Utility margin	706,671	268,716	—	975,387
Other operating expenses	335,173	89,723	(15,835)	409,061
Depreciation and amortization	137,132	72,914	19,057	229,103
Operating income (loss)	234,366	106,079	(3,222)	337,223
Interest income (expense)	10,288	1,435	(135)	11,588
Other income (deductions)	(81,475)	4,303	384	(76,788)
Interest charges	(44,562)	(28,017)	(17,384)	(89,963)
Segment earnings (loss) before income taxes	118,617	83,800	(20,357)	182,060
Income taxes (benefit)	11,762	11,258	(6,038)	16,982
Segment earnings (loss)	106,855	72,542	(14,319)	165,078
Valencia non-controlling interest	(10,897)	—	—	(10,897)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$95,562	$72,542	$(14,319)	$153,785

At September 30, 2022:
Total Assets	$6,113,416	$2,673,546	$241,928	$9,028,890
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended September 30, 2021
Electric operating revenues	$435,523	$119,028	$—	$554,551
Cost of energy	170,902	28,478	—	199,380
Utility margin	264,621	90,550	—	355,171
Other operating expenses	107,385	28,677	(4,058)	132,004
Depreciation and amortization	42,673	23,031	5,734	71,438
Operating income (loss)	114,563	38,842	(1,676)	151,729
Interest income (expense)	3,364	—	(35)	3,329
Other income	1,358	1,144	34	2,536
Interest charges	(12,509)	(8,403)	(2,332)	(23,244)
Segment earnings (loss) before income taxes	106,776	31,583	(4,009)	134,350
Income taxes (benefit)	15,500	3,642	(2,474)	16,668
Segment earnings (loss)	91,276	27,941	(1,535)	117,682
Valencia non-controlling interest	(4,229)	—	—	(4,229)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$86,915	$27,941	$(1,535)	$113,321

Nine Months Ended September 30, 2021
Electric operating revenues	$1,030,685	$315,113	$—	$1,345,798
Cost of energy	383,556	83,896	—	467,452
Utility margin	647,129	231,217	—	878,346
Other operating expenses	320,638	82,950	(6,379)	397,209
Depreciation and amortization	127,111	67,696	17,232	212,039
Operating income (loss)	199,380	80,571	(10,853)	269,098
Interest income	10,376	—	90	10,466
Other income (deductions)	13,705	3,251	(92)	16,864
Interest charges	(38,441)	(25,155)	(9,651)	(73,247)
Segment earnings (loss) before income taxes	185,020	58,667	(20,506)	223,181
Income taxes (benefit)	26,178	6,341	(5,986)	26,533
Segment earnings (loss)	158,842	52,326	(14,520)	196,648
Valencia non-controlling interest	(11,643)	—	—	(11,643)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$146,803	$52,326	$(14,520)	$184,609

At September 30, 2021:
Total Assets	$5,723,176	$2,311,559	$221,335	$8,256,070
Goodwill	$51,632	$226,665	$—	$278,297

Non-GAAP Financial Measures

The Company defines utility margin as electric operating revenues less cost of energy. Cost of energy consists primarily of fuel and purchase power costs for PNM and costs charged by third-party transmission providers for TNMP. The Company believes that utility margin provides a more meaningful basis for evaluating operations than electric operating revenues since substantially all such costs are offset in revenues as fuel and purchase power costs are passed through to customers under PNM’s FPPAC and third-party transmission costs are passed on to consumers through TNMP’s transmission cost recovery factor. Utility margin is not a financial measure required to be presented and is considered a non-GAAP measure. PNM and TNMP do not intend for utility margin to represent any financial measure as defined by GAAP however, the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
calculation of utility margin, as presented, most closely compares to gross margin as defined by GAAP. Reconciliations between utility margin and gross margin are presented below.

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended September 30, 2022
Gross margin	$201,607	$67,614	$—	$269,221
Energy production costs	34,469	—	—	34,469
Transmission and distribution costs	12,549	8,989	—	21,538
Depreciation and amortization	45,361	24,960	—	70,321	[1]
Utility margin	$293,986	$101,563	$—	$395,549

Nine Months Ended September 30, 2022
Gross margin	$421,327	$172,320	$—	$593,647
Energy production costs	110,534	—	—	110,534
Transmission and distribution costs	37,678	23,482	—	61,160
Depreciation and amortization	137,132	72,914	—	210,046	[1]
Utility margin	$706,671	$268,716	$—	$975,387

Three Months Ended September 30, 2021
Gross margin	$176,730	$60,367	$—	$237,097
Energy production costs	32,374	—	—	32,374
Transmission and distribution costs	12,844	7,152	—	19,996
Depreciation and amortization	42,673	23,031	—	65,704	[1]
Utility margin	$264,621	$90,550	$—	$355,171

Nine Months Ended September 30, 2021
Gross margin	$378,403	$142,261	$—	$520,664
Energy production costs	106,709	—	—	106,709
Transmission and distribution costs	34,906	21,260	—	56,166
Depreciation and amortization	127,111	67,696	—	194,807	[1]
Utility margin	$647,129	$231,217	$—	$878,346
1 Corporate and Other depreciation and amortization represents corporate level activities that are billed at cost and reflected as general and administrative expenses at PNM and TNMP and therefore are not a component of gross margin or utility margin. See Note 1.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 and 2021 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	PNMR Consolidated
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2021	$11,715	$(83,651)	$(71,936)	$—	$(71,936)
Amounts reclassified from AOCI (pre-tax)	(3,426)	5,328	1,902	(1,767)	135
Income tax impact of amounts reclassified	870	(1,353)	(483)	449	(34)
Other OCI changes (pre-tax)	(8,170)	—	(8,170)	10,391	2,221
Income tax impact of other OCI changes	2,075	—	2,075	(2,640)	(565)
Net after-tax change	(8,651)	3,975	(4,676)	6,433	1,757
Balance at September 30, 2022	$3,064	$(79,676)	$(76,612)	$6,433	$(70,179)

Balance at December 31, 2020	$20,403	$(98,914)	$(78,511)	$(672)	$(79,183)
Amounts reclassified from AOCI (pre-tax)	(8,120)	6,261	(1,859)	(903)	(2,762)
Income tax impact of amounts reclassified	2,062	(1,590)	472	229	701
Other OCI changes (pre-tax)	(968)	—	(968)	1,804	836
Income tax impact of other OCI changes	246	—	246	(458)	(212)
Net after-tax change	(6,780)	4,671	(2,109)	672	(1,437)
Balance at September 30, 2021	$13,623	$(94,243)	$(80,620)	$—	$(80,620)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4)    Earnings Per Share

Dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$122,433	$113,321	$153,785	$184,609
Average Number of Common Shares:
Outstanding during period	85,835	85,835	85,835	85,835
Vested awards of restricted stock	266	237	291	230
Average Shares – Basic	86,101	86,072	86,126	86,065
Dilutive Effect of Common Stock Equivalents:
Restricted stock	35	41	52	41
Average Shares – Diluted	86,136	86,113	86,178	86,106

Net Earnings Per Share of Common Stock:
Basic	$1.42	$1.32	$1.79	$2.14
Diluted	$1.42	$1.32	$1.78	$2.14

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

PNM updated its allowance for accounts receivable balances and recorded incremental reductions to credit losses of $(0.8) million and $(2.4) million in the three and nine months ended September 30, 2022 and increases of $0.5 million and $2.9 million in the three and nine months ended September 30, 2021. The NMPRC issued an order authorizing all public utilities to create a regulatory asset to defer incremental costs related to COVID-19, including increases in uncollectible accounts. See discussion regarding regulatory treatment in Note 12.

In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the three and nine months ended September 30, 2022, there were no estimated credit losses related to these transactions. In the three and nine months ended September 30, 2021, PNM recorded $0.8 million in estimated credit losses related to these transactions.

In February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. During the weather event, generators experienced an extreme spike in market driven fuel prices and in turn charged REPs excessive market driven power prices which eventually get passed to end users on their electricity bill. Given the uncertainty of the collectability of end users' bills by REPs, ERCOT also increased the collateral required by REPs in order to do business within ERCOT's Balancing Authority. TNMP deferred bad

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
debt expense (credit losses) from defaulting REPs to a regulatory asset which totaled $0.8 million at both September 30, 2022 and December 31, 2021 and will seek recovery in a general rate case.

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below.

	PNM	TNMP	PNMR Consolidated
Three Months Ended September 30, 2022	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$150,682	$60,878	$211,560
Commercial	136,314	41,705	178,019
Industrial	25,609	9,450	35,059
Public authority	6,893	1,720	8,613
Economy energy service	11,784	—	11,784
Transmission	44,513	28,881	73,394
Miscellaneous	12,576	961	13,537
Total revenues from contracts with customers	388,371	143,595	531,966
Alternative revenue programs	(599)	(11,044)	(11,643)
Other electric operating revenues (1)	209,565	—	209,565
Total Electric Operating Revenues	$597,337	$132,551	$729,888

Nine Months Ended September 30, 2022
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$368,159	$146,367	$514,526
Commercial	325,492	111,365	436,857
Industrial	68,351	27,388	95,739
Public authority	16,063	4,806	20,869
Economy energy service	31,726	—	31,726
Transmission	114,699	83,731	198,430
Miscellaneous	19,745	2,887	22,632
Total revenues from contracts with customers	944,235	376,544	1,320,779
Alternative revenue programs	1,039	(15,608)	(14,569)
Other electric operating revenues (1)	367,526	—	367,526
Total Electric Operating Revenues	$1,312,800	$360,936	$1,673,736
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

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $115.6 million at September 30, 2022 and $86.8 million at December 31, 2021 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a TSA with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset is $9.1 million at September 30, 2022 and $0.6 million at December 31, 2021. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheet.

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and nine months ended September 30, 2022, PNM paid $5.0 million and $14.6 million for fixed charges and $0.7 million and $1.1 million for variable charges. For the three and nine months ended September 30, 2021, PNM paid $5.0 million and $14.9 million for fixed charges and $0.7 million and $1.6 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Operating revenues	$5,640	$5,719	$15,670	$16,425
Operating expenses	1,468	1,490	4,773	4,782
Earnings attributable to non-controlling interest	$4,172	$4,229	$10,897	$11,643

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	September 30,	December 31,
	2022	2021
	(In thousands)
Current assets	$3,918	$3,042
Net property, plant, and equipment	50,780	52,908
Total assets	54,698	55,950
Current liabilities	851	545
Owners’ equity – non-controlling interest	$53,847	$55,405

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 11, PNM purchased coal for SJGS under the SJGS CSA. PNM and Westmoreland also entered into agreements under which CCR disposal and mine reclamation services for SJGS would be provided. On October 9, 2018, Westmoreland filed a Current Report on Form 8-K with the SEC announcing it had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 15, 2019, Westmoreland emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, the assets of SJCC were sold to Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of SJCC including obligations to PNM under the SJGS CSA and to PNMR under letter of credit support agreements.

PNMR issued $30.3 million in letters of credit to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. As discussed above, WSJ LLC assumed the rights and obligations of SJCC, including obligations to PNMR for the letters of credit. The letters of credit support results in PNMR having a variable interest in WSJ LLC since PNMR is subject to possible loss in the event performance by PNMR is required under the letters of credit support. PNMR considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that WSJ LLC performs the required reclamation of the mine site in accordance with applicable regulations and the reclamation services agreement provides WSJ LLC the ability to recover the cost of reclamation. Additionally, much of the mine reclamation activities will be performed after the SJGS CSA expired on September 30, 2022. As discussed in Note 11, each of the SJGS participants has established and actively fund trusts to meet future reclamation obligations.
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC had the ability to direct its mining operations and reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal was supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner and monitoring of reclamation activities, the mining operations and reclamation services were solely under the control of WSJ LLC, including developing mining and reclamation plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM had any ability to direct or influence the mining operation or reclamation activities.  PNM’s involvement through the SJGS CSA and the reclamation services agreement is a protective right rather than a participating right and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA required WSJ LLC to deliver coal to fuel SJGS in exchange for payment of a set price per ton, which escalated over time for inflation.  The reclamation services agreement requires WSJ LLC to perform reclamation services at a base price per activity, which escalates over time for inflation. If WSJ LLC had been able to mine or performs reclamation services more efficiently than anticipated, its economic performance would improve.  Conversely, if WSJ LLC had not been able to mine or does not perform reclamation services as efficiently as anticipated, its economic performance would be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support continue to be PNMR’s maximum exposure to loss from the VIE at September 30, 2022.

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

Beginning January 1, 2018, PNM was exposed to market risk for its 65 MW interest in SJGS Unit 4, which was held as merchant plant as ordered by the NMPRC. PNM entered into agreements to sell power from 36 MW of that capacity to a third party at a fixed price for the period January 1, 2018 through June 30, 2022, subject to certain conditions. Under these agreements, PNM was obligated to deliver 36 MW of power only when SJGS Unit 4 was operating.  In May 2022, PNM executed a new agreement to sell 50 MW of that capacity to a third party for the period from July 1, 2022 through September 30, 2022 on a system-contingent basis. These agreements were not considered derivatives because there was no notional amount due to the unit-contingent and system-contingent nature of the transactions.

PNM and Tri-State had a hazard sharing agreement that expired in May 2022. Under this agreement, each party sold the other party 100 MW of capacity and energy from a designated generation resource on a unit contingent basis, subject to certain performance guarantees. The agreement was accounted for as a commodity derivative. See below.  In May 2022, PNM and Tri-State entered into another hazard sharing agreement that existed on a unit contingent basis through September 30, 2022, however this agreement did not include a performance guarantee. As a result, this agreement was not considered a derivative. Both the purchases and sales were made at the same market index price.  These agreements served to reduce the magnitude of each party’s single largest generating hazard and assist in enhancing the reliability and efficiency of their respective operations. PNM passed the sales and purchases through to customers under PNM’s FPPAC.

In 2021, PNM entered into three agreements to purchase power from third parties at a fixed price in order to ensure that customer demand during the 2022 summer peak load period was met. Two of the agreements, the purchase of 85 MW from June through September 2022 and the purchase of 40 MW for the full year of 2022, were not considered derivatives because there were no notional amounts due to the unit-contingent nature of the agreements. The third agreement for the purchase of 150 MW firm power in June and September 2022 met the definition of an economic hedge described below and was accounted for accordingly. In June 2022, PNM entered into an agreement to purchase power from a third party in order to ensure that customer demand during the 2023 summer peak load period is met. The agreement for the purchase of 35 MW from June 1, 2023 through September 30, 2023 was not considered a derivative because there was no notional amount due to the unit-contingent nature of the agreement. In the third quarter of 2022, PNM entered into several additional agreements to purchase power from third parties in order to ensure that customer demand during the 2023 summer peak load is met. These agreements are primarily derivative agreements and are accounted for as such. For additional information related to 2023 summer peak resource adequacy, see Note 12.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the nine months ended September 30, 2022 and the year ended December 31, 2021, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as regulatory assets and liabilities. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	September 30, 2022	December 31, 2021
	(In thousands)
Other current assets	$5,466	$684
Other deferred charges	170	—
	5,636	684
Other current liabilities	(17,346)	(2,275)
Other deferred credits	(2,723)	—
	(20,069)	(2,275)
Net	$(14,433)	$(1,591)

Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the table above are equal amounts of current assets and current liabilities aggregating $0.5 million at December 31, 2021, resulting from PNM’s hazard sharing arrangements with Tri-State that ended May 2022. The hazard sharing arrangements were net-settled upon delivery. As discussed above, PNM's most recent hazard sharing agreement with Tri-State was not considered a derivative.

As discussed above, PNM has NMPRC-approved guidelines for hedging arrangements to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $5.5 million of current assets, $0.2 million of deferred charges, $17.3 million of current liabilities, and $2.7 million of deferred credits related to this plan at September 30, 2022. At December 31, 2021, amounts related to this plan included $0.2 million of current assets and $1.8 million of current liabilities.

At September 30, 2022 and December 31, 2021, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, at both September 30, 2022 and December 31, 2021, amounts posted as cash collateral under margin arrangements were $0.5 million, which is included in other current assets on the Condensed Consolidated Balance Sheets. At

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2022 and December 31, 2021, obligations to return cash collateral were $0.2 million and $0.9 million, which is included in other current liabilities on the Condensed Consolidated Balance Sheets.

The effects of mark-to-market commodity derivative instruments on PNM’s revenues and cost of energy during the three and nine months ended September 30, 2022 and 2021 were less than $0.1 million. Commodity derivatives had no impact on OCI for any of the periods presented. Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM's net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
September 30, 2022	—	302,880
December 31, 2021	—	122,400

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

Contractual liability represents those commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty. Cash collateral posted under these contracts does not reflect letters of credit under the Company's revolving credit facilities that may have been issued as collateral. Net exposure is the net contractual liability for all contracts, including those designated as normal purchase and normal sale, offset by existing collateral and by any offsets available under master netting agreements, including both assets and liability positions. At September 30, 2022, PNM had $20.1 million of contractual liability, zero posted cash collateral, and $14.9 million of net exposure related to these contingent requirements for contracts in a net liability position. At December 31, 2021, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At September 30, 2022 and December 31, 2021, the fair value of investment securities included $310.2 million and $394.5 million for the NDT and $66.5 million and $68.6 million for the mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At September 30, 2022 and December 31, 2021, PNM had no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$(2,210)	$(309)	$1,735	$5,931
Net gains (losses) from equity securities still held	(4,061)	(3,153)	(52,320)	2,388
Total net gains (losses) on equity securities	(6,271)	(3,462)	(50,585)	8,319
Available-for-sale debt securities:
Net gains (losses) on debt securities	(9,465)	5,410	(33,519)	7,789
Net gains (losses) on investment securities	$(15,736)	$1,948	$(84,104)	$16,108

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $(7.1) million and $(28.7) million for the three and nine months ended September 30, 2022 and $0.6 million and $1.2 million for the three and nine months ended September 30, 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Proceeds from sales	$92,371	$128,683	$323,251	$396,870
Gross realized gains	2,366	10,986	20,089	30,290
Gross realized (losses)	(6,908)	(6,527)	(23,109)	(17,776)

At September 30, 2022, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$38,433
After 1 year through 5 years	64,326
After 5 years through 10 years	70,355
After 10 years through 15 years	15,098
After 15 years through 20 years	11,897
After 20 years	30,072
$230,181

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

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of September 30, 2022 and December 31, 2021. Management of the Company independently verifies the information provided by pricing services.

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
September 30, 2022
Cash and cash equivalents	$15,385	$15,385	$—
Equity securities:
Corporate stocks, common	59,781	59,781	—
Corporate stocks, preferred	5,955	1,314	4,641
Mutual funds and other	65,360	65,360	—
Available-for-sale debt securities:
U.S. government	43,175	43,175	—	$1,182
International government	9,540	—	9,540	318
Municipals	42,287	—	42,287	9
Corporate and other	135,179		135,179	2,635
	$376,662	$185,015	$191,647	$4,144

December 31, 2021
Cash and cash equivalents	$7,895	$7,895	$—
Equity securities:
Corporate stocks, common	97,626	97,626	—
Corporate stocks, preferred	9,114	3,775	5,339
Mutual funds and other	75,285	75,241	44
Available-for-sale debt securities:
U.S. government	43,128	13,204	29,924	$214
International government	16,001	—	16,001	1,508
Municipals	47,050	—	47,050	1,807
Corporate and other	167,027	—	167,027	12,212
	$463,126	$197,741	$265,385	$15,741

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
September 30, 2022	(In thousands)
PNMR	$4,078,184	$3,694,753
PNM	2,000,635	1,763,306
TNMP	1,077,977	931,447

December 31, 2021
PNMR	$3,698,919	$3,915,010
PNM	1,881,110	1,975,987
TNMP	918,050	1,039,023

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

(8)    Stock-Based Compensation

PNMR has various stock-based compensation programs, which provide restricted stock awards under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements. Restricted stock expected to be awarded under the PEP for performance periods ending after 2023 no longer have market targets. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2022, PNMR had unrecognized expense related to stock awards of $5.6 million, which is expected to be recognized over an average of 1.7 years.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the nine months ended September 30, 2022:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2021	167,270	$43.71
Granted	193,943	41.04
Released	(172,409)	42.48
Forfeited	(2,709)	42.48
Outstanding at September 30, 2022	186,095	$42.09

PNMR’s current stock-based compensation program provides for performance targets through 2024 and market targets through 2023. Included, as granted and released, in the table above are 92,343 previously awarded shares that were earned for the 2019 - 2021 performance measurement period and ratified by the Board in February 2022 (based upon achieving targets at below "maximum" levels). Excluded from the table above are 143,553, 144,175, and 150,050 shares for the three-year performance periods ending in 2022, 2023 and 2024 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Nine Months Ended September 30,
Restricted Stock	2022	2021
Weighted-average grant date fair value	$41.04	$43.48
Total fair value of restricted shares that vested (in thousands)	$7,804	$10,018

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing Activities

On August 5, 2022, PNM entered into a $225.0 million delayed-draw term loan agreement (the "PNM 2022 Delayed-Draw Term Loan"), among PNM, the lender parties thereto, and Royal Bank of Canada, as administrative agent. PNM initially drew $180.0 million to repay the $75.0 million PNM 2021 Term Loan ahead of its December 2022 maturity and for other corporate purposes. On September 30, 2022, PNM drew the remaining $45.0 million and used the proceeds for general corporate purposes. Draws on the PNM 2022 Delayed-Draw Term Loan bear interest at a variable rate, which was 3.53% at September 30, 2022 and must be repaid on or before February 5, 2024.

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

On May 2, 2022, PNMR entered into two separate 20-month hedging agreements for $150.0 million and $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 2.65%, plus a customary spread over SOFR, which is subject to change if there is a change in PNMR's credit rating. On May 20, 2022, PNMR entered into a third 19-month hedging agreement for $100.0 million to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 2.52%, plus a customary spread over SOFR, which is subject to change if there is a change in PNMR's credit rating. On September 30, 2022, PNM entered into two additional 15-month hedging agreements for $100.0 million each, totaling $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established fixed interest rates of 4.17% and 4.18%, plus a customary spread over SOFR, which is subject to change if there is a change in PNMR's credit rating. These hedge agreements are accounted for as cash flow hedges. The fair value of these hedges was a gain of $8.6 million at September 30, 2022 which is included in Other deferred charges on the Condensed Consolidated Balance Sheets. The fair values were determined using Level 2 inputs under GAAP, including using forward SOFR curves under the mid-market convention to discount cash flows over the remaining term of the agreements. On October 31, 2022, PNM entered into two additional 14-month hedging agreements for $100.0 million each, totaling $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established fixed interest rates of 4.66% and 4.65%, plus a customary spread over SOFR, which is subject to change if there is a change in PNMR's credit rating. These hedge agreements will also be accounted for as cash flow hedges.

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

On May 18, 2021, PNMR entered into a $1.0 billion delayed-draw term loan agreement (the “PNMR 2021 Delayed-Draw Term Loan”), among PNMR, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. In 2021, PNMR drew $900.0 million to repay and terminate existing indebtedness as discussed in Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K. On January 24, 2022, PNMR drew the remaining $100.0 million available. On May 20, 2022, PNMR amended and restated the PNMR 2021 Delayed-Draw Term Loan, extending its maturity to May 18, 2025 and providing for assignment of the term loan to Avangrid upon completion of the Merger. Draws on the PNMR 2021 Delayed-Draw Term Loan bear interest at a variable rate which was 4.13% at September 30, 2022.

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

On June 18, 2021, PNM entered into a $75.0 million term loan (the "PNM 2021 Term Loan") between PNM and Bank of America, N.A., as lender. The PNM 2021 Term Loan was used to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes and was set to mature in December 2022. On August 5, 2022, the PNM 2021 Term Loan was prepaid without penalty with proceeds from the PNM 2022 Delayed-Draw Term Loan.

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

At September 30, 2022, variable interest rates were 4.13% on the PNMR 2021 Delayed-Draw Term Loan that matures in May 2025 and 3.53% on the PNM 2022 Delayed-Draw Term Loan that matures in February 2024. As discussed above, at September 30, 2022, PNMR has active hedging arrangements to effectively fix the interest rate on $650.0 million of its consolidated, variable rate debt.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. On May 20, 2022, both PNMR and PNM extended the facilities to October 31, 2024 with two one-year extension options that, if exercised, would extend the maturity through October 2026, subject to approval by a majority of the lenders. Also on May 20, 2022, the $40.0 million PNM 2017 New Mexico Credit Facility was extended to May 20, 2026. The TNMP Revolving Credit Facility had a financing capacity of $75.0 million secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. On March 11, 2022, the TNMP Revolving Credit Facility was amended to extend the maturity to September 23, 2024, with two one-year extension options that, if exercised, would extend the maturity to September 2026, subject to approval by a majority of the lenders. The amended TNMP Revolving Credit Facility also contained an accordion feature that would allow TNMP to increase the size of the revolver from $75.0 million to $100.0 million, subject to certain conditions. On May 13, 2022, TNMP exercised the accordion feature and increased the capacity of the TNMP Revolving Credit Facility to $100.0 million, secured by $100.0 million aggregate principal amount of TNMP first mortgage bonds. PNMR Development had a $40.0 million revolving credit facility that was terminated on May 18, 2021. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term debt outstanding consists of:

	September 30,	December 31,
Short-term Debt	2022	2021
	(In thousands)
PNM:
PNM Revolving Credit Facility	$—	$7,400
	—	7,400

TNMP Revolving Credit Facility	3,000	400

PNMR Revolving Credit Facility	57,200	54,900
	$60,200	$62,700

At September 30, 2022, the weighted average interest rates were 3.97% for the TNMP Revolving Credit Facility and 4.47% for the PNMR Revolving Credit Facility.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.4 million, zero, and zero at September 30, 2022 that reduce the available capacity under their respective revolving credit facilities. PNMR also had $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of September 30, 2022 and December 31, 2021, neither PNM, TNMP, nor PNMR Development had any intercompany borrowings from PNMR. PNMR had $6.4 million in intercompany borrowings from PNMR Development at both September 30, 2022 and December 31, 2021.

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

At October 21, 2022, PNMR, PNM, and TNMP had availability of $241.2 million, $400.0 million, and $96.5 million under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. PNM also had $40.0 million of availability under the PNM 2017 New Mexico Credit Facility. Total availability at October 21, 2022, on a consolidated basis, was $777.7 million for PNMR. As of October 21, 2022, PNM, TNMP, and PNMR Development had no borrowings from PNMR under their intercompany loan agreements. However, PNMR had $6.4 million in intercompany borrowings from PNMR Development. At October 21, 2022, PNMR, PNM, and TNMP had invested cash of $0.9 million, $14.9 million, and zero.

The Company’s debt arrangements have various maturities and expiration dates. PNM has $55.0 million of SUNs that mature in May 2023 and $130.0 million of PCRBs that mature in June 2023. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2022	2021	2022	2021	2022	2021
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$2	$5	$—	$—
Interest cost	4,215	4,036	479	476	90	90
Expected return on plan assets	(7,140)	(7,133)	(1,088)	(1,042)	—	—
Amortization of net loss	3,948	4,541	—	—	81	99
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$1,023	$1,444	$(607)	$(561)	$171	$189

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2022	2021	2022	2021	2022	2021
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$6	$18	$—	$—
Interest cost	12,643	12,107	1,437	1,430	270	271
Expected return on plan assets	(21,422)	(21,398)	(3,264)	(3,125)	—	—
Amortization of net loss	11,846	13,624	—	—	245	296
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$3,067	$4,333	$(1,821)	$(1,677)	$515	$567

PNM did not make any contributions to its pension plan trust in the nine months ended September 30, 2022 and 2021 and does not anticipate making any contributions to the pension plan in 2022 through 2026 based on current law, funding requirements, and estimates of portfolio performance. In 2027 PNM does anticipate making a contribution of $0.6 million based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.0%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the nine months ended September 30, 2022 and 2021, however, a portion of the disbursements attributable to the OPEB trust is paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $0.9 million and $2.4 million for the three and nine months ended September 30, 2022 and $1.0 million and $2.7 million for the three and nine months ended September 30, 2021. These payments are expected to total $3.4 million in 2022 and $15.1 million for 2023-2027. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $1.0 million in the three and nine months ended September 30, 2022 and $0.3 million and $1.1 million for the three and nine months ended September 30, 2021 and are expected to total $1.3 million during 2022 and $5.8 million for 2023-2027.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2022	2021	2022	2021	2022	2021
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$9	$12	$—	$—
Interest cost	430	435	77	77	2	4
Expected return on plan assets	(618)	(795)	(104)	(101)	—	—
Amortization of net (gain) loss	233	311	(130)	(81)	—	8
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$45	$(49)	$(148)	$(93)	$2	$12

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2022	2021	2022	2021	2022	2021
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$27	$34	$—	$—
Interest cost	1,290	1,306	231	231	8	13
Expected return on plan assets	(1,854)	(2,386)	(312)	(304)	—	—
Amortization of net (gain) loss	699	935	(390)	(242)	—	25
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$135	$(145)	$(444)	$(281)	$8	$38

TNMP did not make any contributions to its pension plan trust in the nine months ended September 30, 2022 and 2021 and does not anticipate making any contributions to the pension plan in 2022 through 2027 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.0%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and nine months ended September 30, 2022 and 2021 and does not expect to make contributions to the OPEB trust during the period 2022-2027. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three and nine months ended September 30, 2022 and 2021 and are expected to total $0.1 million during 2022 and $0.2 million in 2023-2027.

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

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At September 30, 2022 and December 31, 2021, PNM had a liability for interim storage costs of $12.0 million and $13.0 million, which is included in other deferred credits.

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

The ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s retirement of SJGS in 2022 and the planned Four Corners exit in 2024 (subject to regulatory approval). PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement resource filings with the NMPRC. See additional discussion in Note 12 of PNM’s SJGS and Four Corners Abandonment Applications.

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

On December 20, 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. On August 20, 2019, EPA finalized the draft guidance that was previously released as a companion to the regional haze rule revisions, and EPA clarified that guidance in a memorandum issued on July 8, 2021. SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM retired its share of SJGS in 2022. On April 7, 2022, EPA announced its intent to make findings by August 31, 2022 of the states that have failed to submit regional haze implementation plans for the second planning period and directed states to file their plans by August 15, 2022 to avoid inclusion in that finding. Despite that announcement, on April 13, 2022, four environmental groups sued EPA in the U.S. District Court for the Northern District of California seeking to compel EPA to issue a finding that 34 states failed to submit regional haze SIPs for the second planning period. On August 30, 2022, EPA published in the Federal Register an official "Finding of Failure to Submit" for states, including New Mexico, that have not yet submitted a round 2 regional haze SIP. This action by EPA starts a 2-year clock for it to issue a Federal Implementation Plan (FIP). NMED’s current timeline indicates the proposed SIP will be submitted to EPA by October 2023.

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

On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines. EPA set the BSER for existing coal-fired power plants as heat rate efficiency improvements based on a range of "candidate technologies" that can be applied inside the fence line of an individual facility. On September 17, 2019, the DC Circuit issued an order that granted motions by various petitioners, including industry groups and EPA, to dismiss the cases challenging the Clean Power Plan as moot due to EPA’s issuance of the ACE Rule.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During 2017 and 2018, EPA released rules establishing area designations for ozone. In those rules, San Juan County, New Mexico, where SJGS and Four Corners are located, is designated as attainment/unclassifiable and only a small area in Doña Ana County, New Mexico is designated as marginal non-attainment. Although Afton Generating Station is located in Doña Ana County, it is not located within the small area designated as non-attainment for the 2015 ozone standard. The rule became effective May 8, 2018.

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

PM Standard – On January 30, 2020, EPA published in the Federal Register a notice announcing the availability of a final Policy Assessment for the Review of the NAAQS for Particulate Matter (the "PA"). The 2020 final PA was prepared as part of the review of the primary and secondary PM NAAQS. In the 2020 final PA, EPA recommended lowering the primary annual PM 2.5 standard to between 8 µg/m3 and 10 µg/m3. However, on April 30, 2020, EPA published a proposed rule to retain the current standards for PM due to uncertainties in the data relied upon in the 2020 final PA and EPA published a notice of that final action on December 18, 2020, making it immediately effective. On January 14, 2021, several states and New York City filed a petition for review in the DC Circuit, challenging EPA’s final rule retaining the current primary and secondary PM NAAQS and a similar lawsuit was filed by the Center for Biological Diversity in the DC Circuit. On June 10, 2021, EPA announced that it will reconsider the previous administration’s December 2020 decision to retain the current primary and secondary PM NAAQS and on October 8, 2021, EPA announced the release of a new draft PA stating that available scientific evidence and technical information indicate that the current standards may not be adequate to protect public health and welfare, as required by the CAA. On June 1, 2022, EPA issued a new final PA that likewise indicates current standards may not be adequate and that available scientific evidence could support lowering the standards. EPA expects to issue a final rule in Spring 2023. PNM maintains compliance with the current PM NAAQS standards and cannot predict the impacts of the outcome of future rulemaking.

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

The rule is not clear as to how it applies and what the compliance timelines are for facilities like SJGS that have a cooling water intake structure and only a multi-sector general stormwater permit. However, EPA has indicated that it is contemplating a December 31, 2023 compliance deadline. PNM is working with EPA regarding this issue and does not expect material changes as a result of any requirements that may be imposed upon SJGS, particularly given the retirement of SJGS in 2022.

On May 23, 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit on June 12, 2018. The permit did not contain conditions related to the cooling water intake structure rule, as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. On July 16, 2018, several environmental groups filed a petition for review with EPA’s Environmental Appeals Board ("EAB") concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised ELG, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. On December 19, 2018, EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the EAB. EAB thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit on September 30, 2019. The permit was once again appealed to the EAB and was stayed before the effective date. Oral argument was heard on September 3, 2020. The EAB issued an order denying the petition for review on September 30, 2020. The denial was based on the EAB's determination that the petitioners had failed to demonstrate that review of the permit was warranted on any of the grounds presented in the petition. Thereafter, the Regional Administrator of the EPA signed a notice of final permit decision, and the NPDES permit was issued on November 9, 2020. The permit became effective December 1, 2020 and will expire on November 30, 2025. On January 22, 2021, the environmental groups filed a petition for review of the EAB's decision with the U.S. Court of Appeals for the Ninth Circuit. The September 2019 permit remains in effect pending this appeal. On March 21, 2022, EPA provided notice in the Federal Register of a proposed settlement agreement with the environmental groups. The parties subsequently executed the settlement agreement as of May 2, 2022. Under the settlement, the associated case was administratively closed through September 6, 2023, during which time a third-party consultant will spend 12 months sampling discharges from Four Corners and EPA will spend three months completing an analysis. PNM cannot predict whether the analysis to be conducted under the settlement agreement will result in changes to the NPDES permit, but does not anticipate that it will have a material impact on PNM’s financial position, results of operations, or cash flows.

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

On February 20, 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. The final rule is not expected to be issued any earlier than Spring to Summer 2023. EPA is coordinating with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
outcome of EPA’s rule making activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

Other Commitments and Contingencies
Coal Supply

SJGS

The coal requirements for SJGS were supplied by WSJ LLC. In addition to coal delivered to meet the needs of SJGS, PNM prepaid the San Juan mine owner and operator, WSJ LLC, for certain coal mined but not yet delivered to the plant site. At September 30, 2022 and December 31, 2021, prepayments for coal, which are included in prepaid assets, amounted to zero and $20.4 million. Additional information concerning the coal supply for SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

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

Pricing under the SJGS CSA was primarily fixed, with adjustments to reflect changes in general inflation and takes into account that WSJ LLC has been paid for coal mined but not delivered. Substantially all of SJGS's coal costs were passed through the FPPAC. In November 2018, PNM provided notice to Westmoreland that PNM did not intend to extend the term of the SJGS CSA or negotiate a new coal supply agreement for SJGS, which would have resulted in the current agreement expiring on its own terms on June 30, 2022. On February 17, 2022, PNM and WSJ LLC entered into an amendment to extend the SJGS CSA through September 30, 2022, which FERC accepted on March 24, 2022. The SJGS CSA amendment provided for a fixed price increase of $5.00 per ton, beginning April 1, 2022, which passed through the FPPAC. See additional discussion of PNM’s SJGS Abandonment Application and summer peak resource adequacy in Note 12.

The SJGS Restructuring Agreement set forth terms under which PNM acquired the coal inventory, including coal mined but not delivered, of the exiting SJGS participants as of January 1, 2016, and supplied coal to the SJGS exiting participants for the period from January 1, 2016 through December 31, 2017, and supplied coal to the SJGS remaining participants over the term of the SJGS CSA. Coal costs under the SJGS CSA were significantly less than under the previous arrangement with SJCC. Since substantially all of SJGS’s coal costs were passed through the FPPAC, the benefit of the reduced costs was passed through to PNM’s customers.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Based on the most recent estimates, PNM’s remaining payments as of September 30, 2022 for mine reclamation, in future dollars, are estimated to be $69.7 million for the surface mines at both SJGS and Four Corners and $34.9 million for the underground mine at SJGS. At September 30, 2022 and December 31, 2021, liabilities, in current dollars, of $64.3 million and $67.4 million for surface mine reclamation and $29.3 million and $27.9 million for underground mine reclamation were recorded in other deferred credits.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. As discussed in Note 16 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K, as part of the restructuring of SJGS ownership, the SJGS owners negotiated the terms of an amended agreement to fund post-term reclamation obligations under the SJGS CSA. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. As part of the restructuring of SJGS ownership discussed above, the SJGS participants agreed to adjusted interim trust funding levels. PNM funded $5.2 million in 2021 and, based on PNM’s reclamation trust fund balance at September 30, 2022, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be $9.9 million in 2022 and zero in each of 2023 and 2024.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.4 million in 2022 and $2.2 million in 2021, and anticipates providing additional funding of $2.1 million in the years 2023 and 2024. As discussed above, under the terms of the Four Corners Purchase and Sale Agreement with NTEC, PNM will make its final reclamation payment to NTEC based on the reclamation study in 2024 and will have no further obligations regarding the mine reclamation.

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

SJGS Decommissioning

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

PNM records its share of the SJGS decommissioning obligation as an ARO on its Condensed Consolidated Balance Sheets. Studies on the decommissioning costs of SJGS are performed periodically and revisions to the ARO liability are recorded. In the third quarter of 2022, a new decommissioning cost study was completed, which required PNM to remeasure its SJGS decommissioning ARO. The new study resulted in an estimated decrease to PNM’s share of the decommissioning obligation of $21.1 million, which was recorded in September 2022. Additional information concerning the Company's SJGS decommissioning ARO is contained in Note 15 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
City of Farmington Opposition to Closure of SJGS

On September 21, 2022, the City of Farmington ("Farmington") filed a lawsuit and requested injunctive relief in order to force the other SJGS owners to convey SJGS to Farmington and suspend decommissioning. The case was initiated in the 11th Judicial District Court in San Juan County, New Mexico, but was moved to federal district court. Subsequently, the San Juan Project Participation Agreement ("SJPPA") expired by its express terms on September 30, 2022. No injunctive relief has been issued by any court. Farmington voluntarily dismissed its complaint and request for injunctive relief on October 6, 2022. The parties are now engaged in arbitration in accordance with the SJPPA terms. On September 30, 2022, PNM filed a notice of cancellation of the SJPPA with FERC. On October 4, 2022, Farmington filed a protest to PNM notice of cancellation and requested a hearing. On October 20, 2022, PNM filed a motion requesting the FERC reject Farmington's request for hearing or alternatively hold the cancellation filing in abeyance while arbitration proceeds. Subsequently, The Incorporated County of Los Alamos, New Mexico, the City of Anaheim, California, M-S-R Public Power Agency, Southern California Public Power Authority, Tri-State and Tucson Electric Power Company filed at FERC in support of PNM's notice of cancellation of the SJPPA so that decommissioning can proceed. PNM intends to defend its interests but cannot predict the outcome of this matter.

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

Texas Winter Storm

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. Various regulatory and governmental entities are conducting, or have announced they may conduct, inquiries, investigations and other reviews of the Texas winter storm event. Entities that have announced that they plan to conduct or are conducting such inquiries, investigations and other reviews include FERC, NERC, Texas Reliability Entity Inc., ERCOT, the Texas Legislature, the Texas Attorney General, the PUCT, and the Galveston County District Attorney. Further, lawsuits have been filed against various market participants relating to the power outages resulting from the Texas winter storm, including TNMP. As a utility operating during the Texas winter storm event, there is a risk TNMP could be named in additional lawsuits in the future. TNMP intends to vigorously defend itself against any claims raised. TNMP deferred bad debt expense from defaulting REPs to a regulatory asset which totaled $0.8 million at both September 30, 2022 and December 31, 2021, and will seek recovery in a general rate case. At this time, the Company does not expect significant financial impacts related to this event, however, it cannot predict the outcome of such matters or the impact on the ERCOT market.

(12)   Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

PNMR

Merger Regulatory Proceedings

On October 20, 2020, PNMR, Avangrid, and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. Among other conditions, consummation of the Merger is subject to receipt of all required regulatory approvals. In 2021, five federal agencies and the PUCT completed their reviews and approved the Merger, with the NMPRC as the only regulatory agency yet to approve the Merger. The original application before the NMPRC was filed in November 2020. For additional information on the Merger regulatory proceedings, including supplemental regulatory filings that were required due to the Merger Agreement being amended in January 2022, see Note 18.

PNM

Renewable Energy Portfolio Standard

As discussed in Note 11, the ETA amends the REA including removal of diversity requirements and certain customer caps and exemptions relating to the application of the RPS under the REA. The REA provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures that utilities recover costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The ETA sets a RCT of $60 per MWh using an average annual levelized resource cost basis. PNM makes renewable procurements consistent with the NMPRC approved plans and recovers certain renewable procurement costs from customers through the renewable energy rider billed on a KWh basis.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 11 MW
•Solar distributed generation, aggregating 228.5 MW at September 30, 2022, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2022 renewable energy procurement plan, which became effective on January 1, 2022, PNM proposed to collect $66.9 million for the year. PNM recorded revenues from the rider of $12.7 million and $44.5 million in the three and nine months ended September 30, 2022, and $13.0 million and $44.4 million in the three and nine months ended September 30, 2021. On June 1, 2022, PNM filed its renewable energy procurement plan for 2023 which proposes to collect $61.0 million for the year. PNM is not proposing any new resource procurements, and the plan states that existing projects will meet the applicable RPS standards of 2023. A hearing was held September 8, 2022, briefs were filed September 23, 2022, and response briefs were filed September 28, 2022. On October 18, 2022, the hearing examiners issued a recommended decision recommending approval of all PNM's requests.

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

On April 15, 2020, PNM filed an application for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The proposed program portfolio consists of twelve programs with a total annual budget of $31.4 million in 2021, $31.0 million in 2022, and $29.6 million in 2023. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget if PNM were to achieve energy savings of at least 80 GWh in a year. The proposed incentive would increase if PNM is able to achieve savings greater than 94 GWh in a year. On October 28, 2020, the NMPRC issued an order approving PNM's proposed efficiency and load management program.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2020 Decoupling Petition

As discussed above, the legislature amended the EUEA to, among other things, include a decoupling mechanism for disincentives. On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. PNM proposed to record the difference between the annual revenue per customer derived from the cost of service approved in the NM 2015 Rate Case and the annual revenue per customer actually recovered from the rate classes beginning on January 1, 2021. If approved, PNM would collect the difference from customers if the revenue per customer from the NM 2015 Rate Case exceeds the actual revenue recovered, or return the difference to customers if the actual revenue per customer recovered exceeds the revenue per customer from the NM 2015 Rate Case. On July 13, 2020, NEE, ABCWUA, the City of Albuquerque, and Bernalillo County filed motions to dismiss the petition on the grounds that approving PNM’s proposed rate adjustment mechanism outside of a general rate case would result in retroactive ratemaking and piecemeal ratemaking. The motions to dismiss also allege that PNM’s proposed rate adjustment mechanism is inconsistent with the EUEA. Responses to the motions to dismiss were filed on August 7, 2020. On September 16, 2020, ABCWUA, Bernalillo County, CCAE, the City of Albuquerque, NEE, NMAG, NMPRC Staff ("Staff"), and WRA filed testimony. CCAE and WRA supported PNM's petition but recommended that the rate adjustment mechanism not take effect until new rates are approved in PNM's next general rate case. The other parties filing testimony opposed PNM's petition. On October 2, 2020, PNM requested an order to vacate the public hearing, scheduled to begin October 13, 2020, and staying the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the hearing examiner approved PNM's request to stay the proceeding and vacate the public hearing and required PNM to file a petition for declaratory order by October 30, 2020. On October 30, 2020, PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On November 4, 2020, ABCWUA and Bernalillo County jointly filed a competing petition asking the NMPRC to issue a declaratory order on the EUEA’s requirements related to disincentives. On November 24, 2020, the NMAG requested that the NMPRC deny both petitions for declaratory orders and instead address disincentives under the EUEA in a rulemaking. On March 17, 2021, the NMPRC issued an order granting the petitions for declaratory order, commencing a declaratory order proceeding to address the petitions, denying the NMAG’s request to initiate a rulemaking, and appointing a hearing examiner to preside over the declaratory order proceeding.

On January 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. The recommended decision also states that a utility may request approval of a rate adjustment mechanism to remove regulatory disincentives to energy efficiency and load management measures and programs through a stand-alone petition, as part of the utility’s triennial energy efficiency application or a general rate case and that PNM is not otherwise precluded from petitioning for a rate adjustment mechanism prior to its next general rate case. Finally, the recommended decision stated that the EUEA does not permit the NMPRC to reduce a utility’s ROE based on approval of a disincentive removal mechanism founded on removing regulatory disincentives to energy efficiency and load management measures and programs. The recommended decision does not specifically prohibit a downward adjustment to a utility’s capital structure, based on approval of a disincentive removal mechanism. On April 27, 2022, the NMPRC issued an order adopting the recommended decision in its entirety. On May 24, 2022, PNM filed a notice of appeal with the NM Supreme Court. On June 23, 2022, PNM and other parties filed Statement of Issues with the NM Supreme Court. On September 6, 2022, PNM and other parties filed Briefs in Chief with the NM Supreme Court. On October 21, 2022, NEE filed Answer Briefs with the NM Supreme Court. PNM cannot predict the outcome of this matter.

FPPAC Continuation Application

NMPRC rules require public utilities to file an application to continue using their FPPAC every four years. On June 17, 2022, PNM filed the required continuation application and requested that its FPPAC be continued without modification. On July 21, 2022, the NMPRC issued an order requiring Staff to file a response to PNM's application and set certain procedural dates. On August 4, 2022, Staff filed a response to PNM's application stating that while PNM’s filing demonstrates that PNM’s FPPAC meets the requirements of NMPRC rules, it would support a hearing if the NMPRC desires one. On October 26, 2022, the NMPRC appointed a hearing examiner and a hearing is scheduled to begin April 24, 2023. PNM cannot predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Integrated Resource Plans

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. On September 14, 2022, the NMPRC adopted revisions to the IRP Rule. The final order revamps and modernizes the planning process to accommodate increased stakeholder involvement. The IRP Rule establishes a collaborative facilitated process for a utility and stakeholders to agree on a statement of need for potential new or additional resources, as well as an action plan to guide procurement or development of resources to meet the stated need. A most-cost-effective portfolio of resources shall be derived from the statement of need analysis. The statement of need and action plan must be accepted before the utility begins the resource solicitation process pursuant to the IRP Rule. Following acceptance of the statement of need and action plan, a utility will provide the NMPRC and intervenors drafts of the request for proposals (“RFP”) and a timeline for issuing, receiving, evaluating, and ranking bids. The NMPRC will then appoint an Independent Monitor (“IM”) to oversee the RFP process, which allows for parties and the IM to comment on the RFP consistency with the IRP, after which the utility issues the RFP. Within 75 days of receiving bids the utility shall provide the IM with results including pricing and non-price evaluation criteria, ranking of bids, chosen portfolio and alternatives that also meet the needs; the IM then rules on the fairness of the RFP execution. Acceptance of the statement of need and action plan will not constitute a finding of prudency or pre-approval of costs associated with the additional resources. Following the RFP and IM processes, the utility may apply approvals, and any costs incurred to implement the action plan will be considered in a general rate case and/or resource acquisition proceeding. On October 14, 2022, PNM and other investor-owned utilities filed motions for rehearing with the NMPRC. On October 26, 2022, the NMPRC issued an order partially granting and partially denying certain aspects of PNM's and the other investor-owned utilities' motions for rehearing. On November 2, 2022, the NMPRC adopted an amended IRP Rule. PNM cannot predict the outcome of this matter.

2020 IRP

NMPRC rules required PNM to file its 2020 IRP in July 2020. On March 16, 2020, PNM filed a motion to extend the deadline to file its 2020 IRP to six months after the NMPRC issues a final order approving a replacement resource portfolio and closes the docket in the bifurcated SJGS Abandonment Application and replacement resource proceedings. On April 8, 2020, the NMPRC approved PNM's motion to extend the deadline to file its 2020 IRP as requested. On January 29, 2021, PNM filed its 2020 IRP addressing the 20-year planning period, from 2020 through 2040. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024 (subject to regulatory approval). The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth. On May 24, 2021, the hearing examiner issued a procedural schedule and required PNM, upon request, to provide modeling data and assumptions to parties within two weeks. Additionally, PNM was required upon request, to run modeling or provide reasonable access to PNM virtual machines at PNM's expense. The alternative modeling deadline concluded on August 30, 2021, and Staff's recommendation was filed on November 12, 2021. The recommendation found that PNM has met the requirements of the IRP rule, but not the requirements of the NM 2016 Rate Case. On April 6, 2022, the NMPRC issued an order requiring PNM to update its 2020 IRP and to identify material events, including the SJGS extension and replacement resource delays, and the related impact to its plan. On April 27, 2022, PNM responded to the NMPRC order, as required. On June 8, 2022, the NMPRC issued an order finding that PNM's April 27, 2022 update offered additional information. Parties filed written responses on June 15, 2022, and PNM issued a reply to those responses on June 23, 2022. On June 29, 2022, Staff updated their recommendation, recommending the NMPRC consider accepting the 2020 IRP as filed and updated, and then possibly requiring another update be filed in the first quarter of 2023 to address further replacement resource delays that may occur and changing circumstance in advance of the summer of 2023. On July 13, 2022, the NMPRC issued a final order approving Staff's recommendations but added language recommending PNM include a meaningful analysis of transmission and distribution plans in its 2023 IRP. This matter is now concluded.
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

In March 2020, PNMR and PNM recorded obligations of $9.4 million and $8.1 million for estimated severances, $8.9 million for obligations to fund severances and other costs of WSJ LLC employees and to fund $19.8 million to state agencies for economic development and workforce training. The total amount recorded for these estimates of $36.9 million and $36.0 million is reflected in other current liabilities and $36.9 million as a corresponding deferred regulatory asset on PNMR's and PNM's Condensed Consolidated Balance Sheets at December 31, 2021. In the nine months ended September 30, 2022, PNM paid $2.2 million for severances, $8.9 million for obligations to fund severances and other costs of WSJ LLC employees and funded the $19.8 million to state agencies. PNMR and PNM revised their estimates in 2022 to reflect other current liabilities of $7.6 million and $7.2 million and deferred regulatory assets of $37.3 million on PNMR's and PNM's Condensed Consolidated Balance Sheets at September 30, 2022. In addition, PNM recorded $1.6 million as Regulatory disallowance and restructuring costs on PNMR's and PNM's Condensed Consolidated Statements of Earnings for PNM's non-retail share of estimated severance in the nine months ended September 30, 2022. These estimates may continue to be adjusted in future periods as the Company refines its expectations.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On September 29, 2022, SJGS was removed from service and as a result, PNM made the following adjustments on the Condensed Consolidated Balance Sheets as of September 30, 2022:

Net Increase (decrease)
(In thousands)
Current Assets:
Inventory	$(6,430)
Utility Plant:
Net utility plant	$(382,798)
Deferred Charges and Other Assets:
Regulatory assets - ETA (1)	$289,381
Regulatory assets - Non-ETA (2)	$22,593
Deferred Credits and Other Liabilities:
Regulatory liabilities (3)	$(77,254)
$—
(1) To be recovered through the Energy Transition Charge, which includes undepreciated investments of $274.9 million and plant decommissioning of $14.5 million, previously reflected in Net utility plant.
(2) Authorized to be recorded as regulatory assets for certain other abandonment costs that are not specifically addressed under the provisions of the ETA to preserve its ability to recover the costs in a future general rate case, which includes obsolete inventory of $6.4 million and plant decommissioning of $16.2 million, previously reflected in Net utility plant.
(3) Includes cost of removal and accelerated depreciation of SNCRs.

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

On September 28, 2020, PNM filed its application for approval of the final executed contracts for the replacement resources. In addition, PNM provided updated cost estimates of $8.1 million for the SJGS replacement resources, based on the NMPRC authorization to create regulatory assets granted in the abandonment order, which it plans to seek recovery of in a future general rate case. On November 13, 2020, the hearing examiner issued a recommended decision recommending approval of a 200 MW solar PPA combined with a 100 MW battery storage agreement and the 100 MW solar PPA combined with a 30 MW battery storage agreement. On December 2, 2020, the NMPRC issued an order adopting the recommended decision in its entirety. On October 14, 2022, PNM filed a motion for approval of amendments on the 200 MW solar PPA combined with the 100 MW battery storage agreement, as well as a letter agreement with the project developer providing payments to PNM for delay damages. The amendments included price increases on both the solar PPA and battery storage agreement and the commercial operation date extension to May 2024. No party filed objections and the amendments were deemed approved.

On February 28, 2022, WRA and CCAE filed a joint motion for order to show cause and enforce financing order and supporting brief, which requests that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS is abandoned and to otherwise enforce the NMPRC’s April 1, 2020 final order. On March 14, 2022, PNM filed its response to the joint motion to show cause refuting the movants' claims that the ETA and April 1, 2020 financing order require Securitized Bonds be issued at the time of abandonment and that rates be reduced upon abandonment as not being legally supportable. The movants filed joint replies on March 24, 2022. In response, on March 30, 2022, the NMPRC issued an order appointing hearing examiners to conduct a hearing, if necessary, and to issue a recommended decision to address the issues raised by the motion. PNM filed testimony on April 20, 2022, and a hearing was held on May 23, 2022.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order that would require PNM to:

•Revise its rates to remove all of the costs of SJGS Unit 1 by issuing rate credits of $21.1 million on an annual basis, to customers by July 1, 2022
•Revise its rates again, to remove all costs of SJGS Unit 1, Unit 4, and common facilities by increasing the rate credits to $98.3 million on an annual basis, by October 1, 2022
•Transfer payments due and owing to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund within 30 days of the abandonment of SJGS Unit 1
•Include (in its next rate case application) an explanation and defense of the prudence in the timing of the issuance of Securitized Bonds beyond the abandonment dates and what actions were taken to protect customers from interest rate increases occurring as well as the continued marketability of the Securitized Bonds issued

Following the filing of exceptions and responses, on June 29, 2022, the NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. The additions to the final order include requirements for PNM file a report, no later than October 15, 2022, that contains a record of all of its costs incurred in the show cause proceeding so that the prudence of those costs will be known and be subject to review in PNM's future rate case and that the prudency review shall include a compliance filing to enable a review of the prudence of PNM's decision to delay bond issuance beyond the dates of the SJGS abandonment. On June 29, 2022, PNM filed an Emergency Motion and Supporting Brief for Stay with the NMPRC ("PNM's NMPRC Emergency Motion"). On June 30, 2022, PNM filed a Notice of Appeal and an Emergency Motion for Partial Interim Stay of the NMPRC's Final Order with the NM Supreme Court ("PNM's NM Supreme Court Emergency Motion"). In the filing, PNM stated that if the stay is granted, and is unsuccessful in its appeal, customers can be held harmless with respect to any rate credits they would have received during the pendency of the appeal and in the event PNM's appeal is not successful, PNM would establish a regulatory liability for the benefit of the rate credits subject to the period during the stay, with a carrying charge calculated on the amount of the rate credits subject to the stay. On July 1, 2022, the NMPRC filed a motion at the NM Supreme Court claiming that the ordering paragraph in the June 29, 2022 final order only required PNM to file an advice notice by July 1, 2022, but not to implement a credit until 30 days afterward. In its motion, the NMPRC requested that the court not immediately order the interim stay of the final order, as requested in PNM's NM Supreme Court Emergency Motion, and instead issue an order setting out a briefing schedule for the NMPRC to respond and potential parties to file responses. On July 6, 2022, PNM filed a response to the NMPRC's July 1, 2022 motion at the NM Supreme Court stating that the urgency of a stay through the NM Supreme Court is still viable based on whether the NMPRC takes longer than 30 days to consider PNM’s NMPRC Emergency Motion. On July 12, 2022, several parties filed responses to PNM's NMPRC Emergency Motion. On July 21, 2022, the NMPRC adopted an order denying PNM's NMPRC Emergency Motion. Subsequently, on July 25, 2022, PNM filed another emergency motion seeking an immediate and ongoing stay from the NM Supreme Court for the pendency of the appeal. In the interim, PNM began issuing rate credits effective July 31, 2022. On July 28, 2022, PNM made payments totaling $19.8 million to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund. On August 1, 2022, PNM filed its statement of issues with the NM Supreme Court. On September 2, 2022, the NM Supreme Court issued an order granting PNM's July 25, 2022 motion for partial stay and as a result PNM suspended issuing rate credits. On October 11, 2022, WRA filed a motion for emergency oral argument in PNM's NM Supreme Court Emergency Motion. On October 14, 2022, PNM made its required compliance filing under the NMPRC's June 29, 2022, final order. On November 1, 2022, the NM Supreme Court issued an order continuing the partial stay of the rate credits during the pendency of the appeal. PNM cannot predict the outcome of this matter.

PNM evaluated the consequences of the NMPRC's June 29, 2022 order and the related NM Supreme Court appeal and order granting partial stay as required under GAAP. Specifically, PNM assessed the likelihood PNM would be required to establish a regulatory liability for the benefit of the rate credits and the associated carrying charge during the pendency of the stay. These evaluations indicate that it is reasonably possible that PNM would be successful on the issues it was appealing, and therefore, no loss or regulatory liability has been recorded as of September 30, 2022.

Additional information concerning the SJGS Abandonment Application is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

Four Corners Abandonment Application

On November 1, 2020, PNM entered into the Four Corners Purchase and Sale Agreement with NTEC, pursuant to which PNM will sell its 13% ownership interest (other than certain transmission assets) in Four Corners to NTEC. The sale is contingent upon NMPRC approval and would close by the end of 2024. In connection with the sale, PNM would make

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
payments of $75.0 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after December 31, 2024. Pursuant to the Four Corners Purchase and Sale Agreement, PNM will retain its current plant decommissioning and coal mine reclamation obligations. PNM made an initial payment to NTEC of $15.0 million in November 2020, subject to refund with interest upon termination of the Four Corners Purchase and Sale Agreement prior to closing. Under the terms of the Four Corners Purchase and Sale Agreement, upon receipt of the NMPRC approval, PNM would make a final payment of $60.0 million. The initial $15.0 million payment is recorded in other deferred charges on the Condensed Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021.

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

A hearing began August 31, 2021, briefs were filed October 1, 2021, and response briefs were filed October 13, 2021. On November 12, 2021, the hearing examiner issued a recommended decision recommending approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 15, 2021, the NMPRC issued a final order rejecting the hearing examiner's recommended decision and denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. In its order, the NMPRC concluded that PNM needed to conduct a review of the actual replacement resource portfolio and determined that the record was insufficient to determine the prudence of PNM’s investments in Four Corners. On December 22, 2021, PNM filed a notice of appeal with the NM Supreme Court of the NMPRC decision to deny the application. On January 21, 2022, PNM filed a statement of issues outlining the arguments for appeal asserting, among other things, that the NMPRC misinterpreted and improperly applied the ETA in concluding that the NMPRC needed to review the actual replacement resource portfolio before authorizing abandonment and that the NMPRC improperly deferred the issue of prudence with respect to certain of PNM’s investments in Four Corners, where other parties were given the opportunity to present evidence and failed to demonstrate PNM was imprudent in its decisions. On March 24, 2022, PNM filed its Brief in Chief and answer briefs were filed on May 9, 2022. On June 17, 2022, PNM filed its Consolidated Reply Brief.

GAAP requires a loss be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2022, PNM evaluated the NMPRC order in the Four Corners Abandonment Application and determined it was reasonably possible that PNM would be successful in recovery of its undepreciated investment in a future proceeding. Therefore, no loss has been recorded.

The financial impact of an early exit of Four Corners and the NMPRC approval process is influenced by many factors outside of PNM’s control, including the overall political and economic conditions of New Mexico. See additional discussion of the ETA in Note 11. PNM cannot predict the outcome of these matters.

PVNGS Leased Interest Abandonment Application

On April 2, 2021, PNM filed the PVNGS Leased Interest Abandonment Application, an application for the sale and transfer of related assets, and approval to procure new resources. As discussed in Note 13, PNM currently controls the Leased Interest under five separate leases that were approved and certificated by the predecessor agency to the NMPRC in the 1980s. Four of the five leases for 104 MW of Leased Interest terminate on January 15, 2023, while the remaining lease for 10 MW of Leased Interest terminates on January 15, 2024. Associated with the Leased Interest are certain PNM-owned assets and nuclear fuel that are necessary for the ongoing operation and maintenance of the Leased Interest and integration of the Leased Interest generation to the transmission network. PNM has determined that there will be net benefits to its customers to return the Leased Interest to the lessors in conformity with the leases, sell and transfer the related PNM-owned assets, and to replace the Leased Interest with new resources. In the application, PNM requested NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
cost recovery of the undepreciated investments in a future rate case. PNM also sought NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which will be acquiring the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM sought NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement, and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM also requested NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. PNM's application sought a six-month regulatory time frame.

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

On August 25, 2021, the NMPRC issued an order granting portions of the July 28, 2021 recommended decision that were not contested related to dismissal of PNM's request for approval to abandon and decertify the Leased Interest and dismissal of PNM's request for approval to sell and transfer the related assets. In addition, the order bifurcated the issue of approval for the two PPAs and three battery storage agreements into a separate docket so it may proceed expeditiously. On September 8, 2021, the NMPRC issued an order on the remaining issues in the recommended decision. The order found that PNM's request for a regulatory asset to record costs associated with obtaining an abandonment order should be dismissed. However, the requests for regulatory assets associated with the remaining undepreciated investments should be addressed at an evidentiary hearing. On September 20, 2021, ABCWUA, Bernalillo County, NEE, and the NMAG filed a joint motion to reconsider the September 8, 2021 NMPRC order. Also, on September 20, 2021, PNM filed a motion for rehearing of the September 8, 2021 order stating that certain requirements of the order would lead to compromising PNM's First Amendment rights. On October 6, 2021, the NMPRC issued an order granting the motions for reconsideration and vacated the September 8, 2021 order, without specifically addressing issues raised in the motions. On November 1, 2022, ABCWUA, Bernalillo County, CCAE, NEE, NM AREA, the NMAG, WRA, and Staff filed a Joint Motion for Accounting Order to require PNM to track in a regulatory liability, all costs associated with the PVNGS Leased Interests that will be abandoned in January 2023 and January 2024 that are still being collected in rates, which PNM opposes. PNM is unable to predict the outcome of this matter.

The hearing on the two PPAs and three battery storage agreements was held on November 12 and 15, 2021 and December 3, 2021 and post-hearing briefing was completed on January 18, 2022. On February 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC approve the 150 MW solar PPA combined with a 40 MW battery storage agreement, the stand-alone 100 MW battery storage agreement, and the 300 MW solar PPA combined with a 150 MW battery storage agreement. On February 16, 2022, the NMPRC adopted an order approving the recommended decision. On April 15, 2022, PNM made a compliance filing with the NMPRC in which it updated the NMPRC on the status of the PPAs and the battery storage agreements listed above. On June 16, 2022, PNM made a second compliance filing on the status of PPAs and battery storage agreements notifying the NMPRC that none of the developers of the two PPAs and three battery storage agreements have moved forward under the terms of the agreements approved by the NMPRC on February 16, 2022, and none of the replacement resource projects would be operational in 2023. All five projects will have significant delays and price increases as evidenced in the current alternative offers from the developers. PNM entered into amendments to the 300 MW solar PPA combined with a 150 MW battery storage agreement and proposed those amendments to the NMPRC for approval in a filing with the NMPRC on June 24, 2022. PNM determined the terms offered by the 150 MW solar PPA combined with a 40 MW battery storage agreement and the stand-alone 100 MW battery storage agreement are not satisfactory in comparison with other potential projects that might be utilized instead, and PNM did not support the proposed amendments to those agreements

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in the June 24, 2022 filing. No party filed objections following PNM's June 24, 2022 filing and pursuant to the NMPRC's February 16, 2022 order the 300 MW solar PPA combined with 150 MW battery storage agreement and the decision not to proceed with the other agreements, are deemed approved. On September 2, 2022, PNM entered into amendments to the 150 MW battery storage agreement to increase the capacity to 300 MW and proposed those amendments to the NMPRC for approval. On September 8, 2022, the NMPRC issued an order to extend the 10-day period for filing for an additional two days. No party filed objections within 12 days following PNM's September 2, 2022 filing and pursuant to the NMPRC's February 16, 2022 order the 300 MW solar battery storage agreement was deemed approved. PNM anticipates these facilities will be in service in 2024.

In addition to approval by the NMPRC, PNM and SRP received NRC approval for the transfer of the associated possessory licenses at the end of the term of each of the respective leases.

Summer Peak Resource Adequacy

Throughout 2021 and continuing into 2022, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects. All four replacement resource project developers notified PNM that completion of the projects are delayed and no longer available for the 2022 summer peak. The delays in the SJGS replacement resources, coupled with the abandonment of SJGS Units 1 and 4 presented a risk that PNM would have insufficient operational resources to meet the 2022 summer peak demand and reliably serve its customers unless PNM is able to place additional generation resources in service. PNM entered into three agreements to purchase power from third parties to minimize potential impacts to customers; the purchase of 85 MW, unit contingent from Four Corners for June through September of 2022; the purchase of 150 MW, firm power in June and September 2022; and the purchase of 40 MW, unit contingent from PVNGS Unit 3 for the full year of 2022. After considering these additional contracts, PNM projected a system reserve margin ranging from 0.9% to (3.4%) during the 2022 summer peak. As a result, on February 17, 2022, PNM filed a notice and request for modification to or variance from abandonment date for SJGS Unit 4 with the NMPRC. The filing provided notice that PNM had obtained agreement from the SJGS owners and WSJ LLC to extend operation of SJGS Unit 4 until September 30, 2022. SJGS Unit 4 provided 327 MW of capacity and along with the three agreements to purchase power, improved PNM’s projected system reserve margin to a range from 17.4% to 9.8%. On February 23, 2022, the NMPRC issued an order finding that PNM did not require NMPRC approval to extend operation of SJGS Unit 4 for an additional three-month period. The NMPRC’s order states that issues regarding the prudence or reasonableness of the decisions made, actions taken by PNM, and recoverability of costs related to the continued operation of SJGS Unit 4, including fuel costs collected through PNM’s FPPAC, shall be subject to review in a future proceeding. On February 25, 2022, an amended San Juan Project Participation Agreement was filed with FERC. On March 18, 2022, PNM filed its compliance notice updating its January 26, 2022 compliance notice indicating that 65 MW of SJGS Unit 4 owned as a deregulated merchant resource would be available to PNM retail operations on a system contingent basis, which increased PNM's projected system reserve margin to a range from 20.7% to 12.5% during the 2022 summer peak. On March 24, 2022, FERC accepted the amended SJGS participation agreement. While PNM experienced a new system peak retail load of 2,071 MW on July 19, 2022, PNM’s generation resources performed sufficiently with no significant challenges to resource adequacy during the 2022 summer peak season.

PNM faces similar concerns in the summer of 2023 as a result of continued delays in the SJGS replacement resources as well as delays in replacement resources for the PVNGS leased capacity that expires in January 2023. As discussed above, PNM has made a number of compliance filings with the NMPRC on the status of the PVNGS leased capacity interest replacement resources. In the third quarter, PNM entered into agreements totaling 125 MW of firm power purchases for June through September 2023, 35 MW of unit-contingent capacity from Four Corners for summer 2023, and the purchase of 40 MW of firm capacity at PVNGS for all twelve months of 2023, providing PNM with a projected system reserve margin with a range of 9.5% to 4.9% for the 2023 summer peak period. PNM continues to evaluate other potential firm power agreements with various providers, as well as all potential short-term resource options to address these resource adequacy concerns. PNM is unable to predict the outcome of this matter.

Grid Modernization Application

On October 3, 2022, in compliance with New Mexico Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM's application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. PNM's

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
application requested NMPRC approval by July 1, 2023 for PNM's Grid Modernization plan in addition to approval of PNM's proposed Grid Modernization Rider by September 1, 2023. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Application. PNM also requested authorization to create related regulatory assets and liabilities, permitting PNM to record costs incurred for the development and implementation of PNM’s plan between the requested approval of the application on July 1, 2023, and the implementation of the Grid Modernization Rider by September 1, 2023; undepreciated investments associated with legacy meters being replaced with AMI meters; and over- or under-collection of costs through the Grid Modernization Rider. In addition, PNM requested approval of the proposed format of an Opt-Out Consent Form and methodology to determine PNM’s proposed cost-based opt-out fees, which includes a one-time fee and a monthly fee. On October 25, 2022, the hearing examiner issued a procedural schedule with a hearing to begin March 20, 2023. PNM is unable to predict the outcome of this matter.

COVID-19 Regulatory Matters

In March 2020, PNM and other utilities voluntarily implemented a temporary suspension of disconnections and late payment fees for non-payment of utility bills in response to the impacts of COVID-19. On March 18, 2020, the NMPRC conducted an emergency open meeting for the purpose of adopting emergency amendments to its rules governing service to residential customers. The NMPRC’s emergency order was applicable during the duration of the Governor of New Mexico's emergency executive order and allowed for the closure of payment centers, prohibited the discontinuance of a residential customer’s service for non-payment, and suspended the expiration of medical certificates for certain customers. On April 27, 2020, PNM, El Paso Electric Company, New Mexico Gas Company, and Southwestern Public Service Company filed a joint motion with the NMPRC requesting authorization to track costs resulting from each utility's response to the COVID-19 outbreak. The utilities proposed these incremental costs and uncollected customer accounts receivable resulting from COVID-19 during the period March 11, 2020 through December 31, 2020, be recorded as a regulatory asset. On June 24, 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As a result, PNM had deferred costs related to COVID-19 of $5.7 million and $6.9 million in regulatory assets on the Condensed Consolidated Balance Sheet at September 30, 2022 and December 31, 2021. In addition, PNM has costs savings related to COVID-19 of $0.9 million in regulatory liabilities on the Condensed Consolidated Balance Sheet at both September 30, 2022 and December 31, 2021. Although PNM still intends to seek recovery for the increase in bad debt expense resulting from COVID-19 through a regulatory asset in future general rate case proceedings, it no longer intends to seek recovery of other incremental costs related to the pandemic.

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

Transportation Electrification Program

On December 18, 2020, in compliance with New Mexico Statute, PNM filed its PNM 2022-2023 TEP for approval with the NMPRC. PNM’s requested TEP included a budget of approximately $8.4 million with flexibility of 25%. As proposed, up to 25% of the program budget will be dedicated to low and moderate income customers and is based on a model with no company ownership of charging facilities. PNM’s proposed TEP provides incentives through rebates to both residential and non-residential customers towards the purchase of chargers and/or behind-the-meter infrastructure. PNM’s TEP includes a request for a modified rate to add an electric vehicle pilot with a time-of-use option, a new non-residential electric vehicle time-of-use rate pilot without demand charges and implementation of a new rider to collect the actual costs of the TEP. PNM’s application requested NMPRC approval by the end of August 2021 and authority to file a new TEP by the end of June 2023. On August 30, 2021, the hearing examiner issued a recommended decision approving, among other things, PNM's budget flexibility proposal, PNM's proposed pilot time-of-use rate, and PNM's TEP Rider. On November 10, 2021, the NMPRC issued a final order approving PNM's TEP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Community Solar Act

On June 18, 2021, Senate Bill 84, known as the Community Solar Act, became effective. The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar (applicable until November 2024) facilities and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021 to adopt rules to establish a community solar program no later than April 1, 2022. On June 15, 2021, the NMPRC issued an order which required utilities provide a notice to all future applicants and to any likely applicants that, until the effective date of the NMPRC's rules in this area the NMPRC's existing interconnection rules and manual remain in place until amended or replaced by the NMPRC, and further, that a place in a utility's applicant queue for interconnection does not and will not provide any advantage for selection as a community solar project. PNM has provided the required notices. On October 27, 2021, the NMPRC adopted an order issuing a NOPR starting the formal process for adoption of rules pursuant to the Community Solar Act. On March 30, 2022, the NMPRC issued an order that adopted a rule on the administration of the Community Solar Act program. The rule requires utilities to file proposed community solar tariffs with the NMPRC within 60 days from the publication of the rule. A number of motions for rehearing and requests for clarification were filed between April 7 and May 2, 2022. On May 18, 2022, the NMPRC issued an order partially granting motions for rehearing, reconsideration and clarification and staying implementation pending further rulemaking. On June 16, 2022, PNM requested clarification related to the existing interconnection queue, which would not delay implementation of the Community Solar Act program. On July 12, 2022, the NMPRC provided notice of publication of its final rule in the New Mexico Register, starting the 60-day clock for utilities to file their proposed community solar tariffs, forms, and other relevant agreements. On September 14, 2022, PNM filed Community Solar tariffs. On October 12, 2022, the NMPRC issued an order to suspend PNM's and two other investor-owned utilities tariffs and required the utilities to file information Staff has identified as necessary for a complete evaluation of the tariffs but did not appoint a hearing examiner or schedule a public hearing. Another investor-owned utility has filed an appeal with the NM Supreme Court seeking review of the NMPRC’s decisions. PNM cannot predict the outcome of the pending matters.

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
On April 21, 2022, FERC instituted a show cause proceeding under Section 206 of the Federal Power Act to investigate the justness and reasonableness of PNM's transmission formula rate protocols. The order directs PNM, within 60 days to revise its formula rate protocols to provide interested parties the information necessary to understand and evaluate the implementation of the formula rate for both the correctness of inputs and calculations, and the reasonableness and prudence of the costs to be recovered in the formula rate or show cause why it should not be required to do so. On June 21, 2022, PNM submitted a compliance filing pursuant to FERC's April 21, 2022 order, which proposes modifications to its formula rate protocols to enhance and provide greater transparency to its customers as well as fix other ministerial issues. On August 12, 2022, FERC Staff issued a deficiency letter to PNM's June 21, 2022 compliance filing seeking minor adjustments and additional clarity. On

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 9, 2022, PNM filed a response to FERC's deficiency letter making adjustments to its June 21, 2022 proposal and providing additional clarity. On September 23, 2022, the DOE filed comments to PNM's deficiency letter response. On October 13, 2022, PNM responded to comments raised by the DOE. PNM is unable to predict the outcome of this matter.

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

On June 16, 2022, PNM filed two requests for rehearing on the two proceedings. In the first proceeding, PNM argues that FERC has failed to address PNM's request for waiver of unlawful time-value refunds requiring PNM to pay its customers approximately $7 million, for a ministerial error. In this proceeding, PNM waived the requirement for a customer to reimburse PNM for line losses and limited the rollover rights of another customer, which was not specifically addressed under the OATT. In the second proceeding, PNM argues that FERC's assessment of approximately $28 million in unlawful, time-value refunds is in error and FERC failed to address the substantive arguments regarding why the agreements do not materially deviate from the OATT and as such were not required to be filed with FERC. In this proceeding, PNM had non-material deviations to certain provisions of the service agreements which were consistent with the OATT. Also on June 16, 2022, FERC granted PNM's request for a 75-day extension for PNM to issue refunds and an additional 30 days thereafter to prepare and file refund reports. On July 18, 2022, FERC issued two notices of denial of rehearing by operations of law and providing for further consideration. On July 29, 2022, PNM filed two separate petitions for reviews of the FERC's May 17, 2022 delegated letter orders, with the DC Court of Appeals. On August 23, 2022, FERC granted PNM's request for a 45-day extension for PNM to issue refunds and an additional 30 days thereafter to prepare and file refund reports. On August 30, 2022, FERC filed with the DC Court of Appeals to consolidate the proceedings and hold the petitions for review in abeyance until the earlier of (i) the issuance of the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
rehearing orders or (ii) October 30, 2022. PNM filed another motion, which was granted by FERC, for extension to issue time value refunds to December 1, 2022, with reports due on January 3, 2023.

GAAP requires a loss be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2022, PNM evaluated whether the FERC letter orders requiring PNM to pay the time-value refunds constituted a loss in accordance with GAAP. PNM considered the merits of its arguments that such time-value refunds are unlawful, result of contract provisions that do not materially deviate from PNM's OATT or are the result of a ministerial error, and did not cause undue harm or create advantages to any customer. PNM intends to contest these orders vigorously at both FERC and on appeal to the DC Circuit Court of Appeals. As a result of this evaluation, PNM concluded that a loss was not probable and that it was reasonably possible that PNM would be successful in defending its position in future regulatory or legal proceedings. In addition, PNM also concluded that if they were ultimately assessed a penalty, after vigorously contesting the merits of its case, PNM could not reasonably estimate the amount of such loss. Therefore, no loss has been recorded as of September 30, 2022. PNM is unable to predict the outcome of these matters.

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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 20, 2021	41.2	6.3
March 25, 2022	95.6	14.2
September 22, 2022	36.0	5.3

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

On April 5, 2021, TNMP filed its 2021 DCOS that requested an increase in TNMP annual distribution revenue requirement of $14.0 million based on an increase in rate base of $104.5 million. On July 1, 2021, TNMP reached a unanimous settlement agreement with parties that would authorize TNMP to collect an increase in annual distribution revenues of $13.5 million beginning in September 2021. The Administrative Law Judge ("ALJ") issued an order on July 9, 2021 approving interim rates effective September 1, 2021 that the PUCT approved on September 23, 2021. On April 5, 2022, TNMP filed its 2022 DCOS that requested an increase in TNMP annual distribution revenue requirement of $9.7 million based on an increase in rate base of $100.7 million. TNMP reached a unanimous settlement agreement in principle with parties that would authorize TNMP to collect an increase in annual distribution revenues of $6.8 million. The reduction from the filed increase reflects removal of AMS technological upgrades from the current year's DCOS revenue requirement, but allows for deferral of operating costs to a regulatory asset, along with carrying charges. The regulatory asset and AMS technological upgrades can be included in future DCOS or general rate filings. The ALJ abated the case on June 27, 2022. On July 18, 2022, the ALJ issued an order approving interim rates based on an increase in the annual distribution revenue requirement of $6.8 million, effective September 1, 2022. On November 3, 2022, the PUCT approved the unanimous settlement.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP's 2021 EECRF filing requested recovery of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$7.2 million, including a performance bonus of $2.3 million, and became effective March 1, 2022. On May 27, 2022, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2023. The total amount requested was $7.4 million, which includes a performance bonus of $1.9 million based on TNMP's energy efficiency achievements in the 2021 plan year. On August 24, 2022, a unanimous stipulation and settlement was filed with the PUCT to recover $7.3 million in 2023, including the performance bonus of $1.9 million. On October 6, 2022, the PUCT approved the unanimous stipulation.

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

TNMP filed its rider on March 30, 2020. The rider was effective immediately and established a charge of $0.33 per MWh in accordance with the PUCT's order. Final collections under the rider exceeded unpaid residential retail customer bills and were presented net as a regulatory liability of $0.1 million on the Condensed Consolidated Balance Sheet as of December 31, 2020. In 2021, TNMP refunded the net regulatory liability through its transmission cost recovery factor. Other COVID-19 related costs of $0.7 million and zero were recorded as a regulatory asset on the Condensed Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021.

On August 27, 2020, the PUCT issued an order determining that new enrollments in the program should end on August 31, 2020, and benefits under the program should end on September 30, 2020 to allow eligible customers a minimum of one month of benefits from the program. All requests for reimbursement were made by November 30, 2020. On December 4, 2020, TNMP filed to end collections under the tariff. Final collections under the rider were made on December 11, 2020. On January 14, 2021, TNMP made a final compliance filing for the electricity relief program.

AMS Reconciliation

On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 of $9.0 million and approve appropriate carrying charges until full collection. On September 13, 2021, the PUCT Staff filed a recommendation for approval of TNMP's application for substantially all costs from April 1, 2018 through December 31, 2018. On February 10, 2022, the PUCT approved substantially all costs included in TNMP's AMS reconciliation application. TNMP will include recovery of these costs and associated carrying charges in a future general rate proceeding.

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

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the leased interests. If such an event had occurred as of September 30, 2022, amounts due to the lessors under the circumstances described above would be up to $142.2 million, payable on January 15, 2023 in addition to the scheduled lease payments due on that date.

Land Easements and Rights-of-Ways

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. PNM’s April 2022 payment for the amount due under the Navajo Nation right-of-way lease was $7.9 million, which included amounts due under the Consumer Price Index adjustment. Changes in the Consumer Price Index subsequent to January 1, 2019 are considered variable lease payments.

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of September 30, 2022 and December 31, 2021, the unamortized balance of these rights-of-ways was $51.1 million and $53.4 million. PNM recognized amortization expense associated with these agreements of $0.9 million and $2.9 million in the three and nine months ended September 30, 2022 and $0.9 million and $2.8 million in the three and nine months ended September 30, 2021.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At September 30, 2022, residual value guarantees on fleet vehicle and equipment leases are $0.9 million, $1.3 million, and $2.2 million for PNM, TNMP, and PNMR Consolidated.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2022			December 31, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$58,670	$3,769	$62,440	$73,903	$5,264	$79,511
Current portion of operating lease liabilities	16,902	1,631	18,534	25,278	1,882	27,218
Long-term portion of operating lease liabilities	39,754	1,947	41,701	52,552	3,155	55,993

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2022			December 31, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$18,151	$18,372	$36,853	$15,171	$16,181	$31,695
Accumulated depreciation	(6,843)	(7,256)	(14,340)	(4,550)	(4,923)	(9,660)
Non-utility property, net	11,308	11,116	22,513	10,621	11,258	22,035

Other current liabilities	$3,248	$3,508	$6,827	$2,731	$2,994	$5,813
Other deferred credits	7,962	7,620	15,602	7,732	8,273	16,075

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of September 30, 2022 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	6.98	2.35	6.69
Financing leases	4.01	3.48	3.74

Weighted average discount rate:
Operating leases	4.01%	4.00%	4.01%
Financing leases	3.07%	3.09%	3.08%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information for the components of lease expense is as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,736	$466	$7,205	$20,085	$1,489	$21,623
Amounts capitalized	(166)	(410)	(577)	(524)	(1,336)	(1,860)
Total operating lease expense	6,570	56	6,628	19,561	153	19,763
Financing lease cost:
Amortization of right-of-use assets	792	779	1,585	2,293	2,334	4,680
Interest on lease liabilities	84	85	170	231	238	471
Amounts capitalized	(588)	(829)	(1,417)	(1,648)	(2,309)	(3,957)
Total financing lease expense	288	35	338	876	263	1,194

Variable lease expense	262	—	262	629	—	629
Short-term lease expense (1)	568	1	567	2,837	4	2,884
Total lease expense for the period	$7,688	$92	$7,795	$23,903	$420	$24,470

(1) Includes expense of $0.4 million and $2.7 million for the three and nine months ended September 30, 2022 for rental of temporary cooling towers associated with the SJGS Unit 1 outage. These amounts are offset with insurance reimbursements of $0.4 million and $2.7 million for the three and nine months ended September 30, 2022. For additional information on the SJGS Unit 1 outage see Note 12.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,569	$594	$7,192	$20,020	$1,880	$22,006
Amounts capitalized	(199)	(517)	(716)	(645)	(1,618)	(2,264)
Total operating lease expense	6,370	77	6,476	19,375	262	19,742
Financing lease cost:
Amortization of right-of-use assets	657	693	1,372	1,793	1,944	3,802
Interest on lease liabilities	66	78	145	193	230	426
Amounts capitalized	(452)	(709)	(1,161)	(1,235)	(1,967)	(3,202)
Total financing lease expense	271	62	356	751	207	1,026

Variable lease expense	106	—	106	274	—	274
Short-term lease expense	1,572	2	1,578	1,821	6	1,857
Total lease expense for the period	$8,319	$141	$8,516	$22,221	$475	$22,899

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to the Company’s leases is as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,503	$118	$25,670	$25,511	$262	$25,897
Operating cash flows from financing leases	67	32	101	65	24	92
Finance cash flows from financing leases	810	371	1,249	621	234	920

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,924	$—	$2,924	$—	$317	$317
Financing leases	3,032	2,349	5,381	2,898	2,642	5,567

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021.

Future expected lease payments are shown below:

	As of September 30, 2022
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2022	$898	$10,234	$976	$455	$1,896	$10,725
2023	3,497	8,779	3,698	1,546	7,251	10,465
2024	2,777	7,217	3,125	943	5,916	8,171
2025	1,940	7,076	2,192	770	4,134	7,847
2026	1,513	7,014	1,113	76	2,626	7,090
Later years	1,324	24,384	632	—	1,956	24,384
Total minimum lease payments	11,949	64,704	11,736	3,790	23,779	68,682
Less: Imputed interest	739	8,048	608	212	1,350	8,447
Lease liabilities as of September 30, 2022	$11,210	$56,656	$11,128	$3,578	$22,429	$60,235

The above table includes $11.5 million, $12.9 million, and $24.4 million for PNM, TNMP, and PNMR at September 30, 2022 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

(14)   Income Taxes

In December 2017, comprehensive changes in United States federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the deductibility of officer compensation. During 2020, the IRS issued final regulations related to certain officer compensation and, in January 2021, issued final regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, in 2020, the IRS finalized regulations interpreting Tax Act amendments to depreciation provisions of the Internal Revenue Code ("IRC") that allowed the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
quarter of 2017. See additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. Among other things, the CARES Act includes tax provisions that generally loosen restrictions on Net Operating Loss ("NOL") utilization and business interest deductions, and accelerate refunds of previously generated alternative minimum tax ("AMT") credits. In addition, the CARES Act includes a temporary provision allowing businesses to defer payments to the government for some payroll taxes. In 2020, the Company applied for $5.2 million of accelerated refunds of previously generated AMT credits and deferred $7.0 million of payments for certain payroll taxes. The Company received the $5.2 million refund of prior AMT credits in June 2021 and paid $3.5 million of payroll taxes in December 2021. The CARES Act provisions related to NOL utilization and business interest deductions are not applicable for the Company.

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

The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items, including excess tax benefits or tax deficiencies related to stock awards and taxes on Merger-related costs are excluded from the estimated annual effective tax rate calculation. At September 30, 2022, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2022 would be 10.06%, 10.97%, and 13.40%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

On October 13, 2022, the New Mexico Taxation and Revenue Department issued PNMR a Notice of Assessment of Taxes for the 2020 tax year. The assessment reflects $3.6 million for New Mexico corporate income tax, plus penalties and interest, and relates to PNMR’s consolidated net operating loss carryforwards from prior years. PNMR believes its tax positions are correct and will be protesting the assessment. PNMR does not believe an unfavorable resolution is probable. PNMR is unable to predict the outcome of this matter.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Services billings:
PNMR to PNM	$26,281	$23,617	$82,352	$75,992
PNMR to TNMP	9,554	9,187	30,110	29,687
PNM to TNMP	107	107	322	319
TNMP to PNMR	35	—	106	24
PNMR to NMRD	81	55	226	165
Renewable energy purchases:
PNM from NMRD	3,221	3,384	9,642	9,473
Interconnection and facility study billings:
PNM to NMRD	—	225	—	225
PNM to PNMR	—	—	—	—
NMRD to PNM	—	—	—	1,276
Interest billings:
PNMR to PNM	4	—	13	—
PNM to PNMR	73	36	143	108
PNMR to TNMP	50	—	166	—
Income tax sharing payments:
PNMR to PNM	—	—	—	—
TNMP to PNMR	—	—	—	—

(16)   Equity Method Investment

As discussed in Note 21 of the Company's 2021 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. As of September 30, 2022, NMRD’s renewable energy capacity in operation was 135.1 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the nine months ended September 30, 2022 and 2021, neither PNMR Development nor AEP OnSite Partners made any cash contributions to NMRD for its construction activities. In February 2021, NMRD paid both PNMR Development and AEP OnSite Partners a dividend of $3.0 million. As PNMR Development's cumulative equity in earnings of NMRD as of March 31, 2021 was $2.4 million, an equivalent amount was presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and the remaining portion of the dividend, in excess of PNMR Development's cumulative equity in earnings of NMRD, of $0.6 million was presented as cash flows from investing activities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Operating revenues	$3,407	$3,543	$10,224	$10,179
Operating expenses	2,381	2,422	7,172	7,360
Net earnings	$1,026	$1,121	$3,052	$2,819

	Financial Position
	September 30,	December 31,
	2022	2021
	(In thousands)
Current assets	$6,750	$10,729
Net property, plant, and equipment	166,229	166,495
Non-current assets	9,749	2,289
Total assets	182,728	179,513
Current liabilities	1,017	824
Non-current liabilities	363	373
Owners’ equity	$181,348	$178,316
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

The Merger is subject to certain regulatory approvals, including from the NMPRC. The Joint Applicants to the NMPRC application and a number of intervening parties had entered into an amended stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. An evidentiary hearing was held in August 2021. On November 1, 2021, a Certification of Stipulation was issued by the hearing examiner, which recommended against approval of the amended stipulation. On December 8, 2021, the NMPRC issued an order adopting the Certification of Stipulation, rejecting the amended stipulation reached by the parties. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court. On February 2, 2022, PNMR and Avangrid filed a statement of issues outlining the argument for appeal. On April 7, 2022, PNMR and Avangrid filed their Brief in Chief with the NM Supreme Court. Answer briefs from the NMPRC were filed on June 14, 2022, and response briefs were filed on August 5, 2022.

With respect to other regulatory proceedings related to the Merger, in 2021 PNMR received clearances for the Merger from the FTC under the HSR Act, CFIUS, the FCC, FERC, the PUCT, and the NRC. As a result of the delay in closing of the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid were required to make a new filing under the HSR Act and request extensions of approvals previously received from the FCC and NRC. On February 9, 2022, the request for extension was filed with the NRC and an order granting a one-year extension was received on May 10, 2022. PNM has received approval from the FCC that runs through March 9, 2023. PNMR and Avangrid expect to make a new filing under the HSR Act later in 2022. No additional approvals are required from CFIUS, FERC or the PUCT.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 813,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

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

The Merger is subject to certain regulatory approvals, including from the NMPRC. The Joint Applicants to the NMPRC application and a number of intervening parties had entered into an amended stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. An evidentiary hearing was held in August 2021. On November 1, 2021, a Certification of Stipulation was issued by the hearing examiner, which recommended against approval of the amended stipulation. On December 8, 2021, the NMPRC issued an order adopting the Certification of Stipulation, rejecting the amended stipulation reached by the parties. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court. On February 2, 2022, PNMR and Avangrid filed a statement of issues outlining the argument for appeal. On April 7, 2022, PNMR and Avangrid filed their Brief in Chief with the NM Supreme Court. Answer briefs from the NMPRC were filed on June 14, 2022, and response briefs were filed on August 5, 2022.

With respect to other regulatory proceedings related to the Merger, in 2021 PNMR received clearances for the Merger from the FTC under the HSR Act, CFIUS, the FCC, FERC, the PUCT, and the NRC. As a result of the delay in closing of the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid were required to make a new filing under the HSR Act and request extensions of approvals previously received from the FCC and NRC. On February 9, 2022, the request for extension was filed with the NRC and an order granting a one-year extension was received on May 10, 2022. On February 24, 2022, and August 10, 2022, the requests for a 180-day extension were granted by the FCC. PNMR and Avangrid expect to make a new filing under the HSR Act later in 2022. No additional approvals are required from CFIUS, FERC or the PUCT.

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

Retirement of SJGS

After nearly half a century of reliable service and several years of planning towards its retirement, the last unit of the coal-fired SJGS has been removed from service, as PNM achieves significant progress towards its ESG goals for reducing carbon emissions from its generation portfolio. The four-unit, coal-fired SJGS, whose first unit was brought online in 1973, was reduced to two units at the end of 2017 with the retirement of Units 2 and 3. Unit 1 was retired in June 2022, and Unit 4 was retired in September 2022. Coal-fired generation now comprises less than 10% of resource portfolio capacity for PNM. Carbon-free generation comprises 55% of the company’s 2.7-gigawatt capacity serving New Mexico customers, with additional renewable resources under development for implementation in the coming years. The Company previously published emissions goals for 2025 including a 60% reduction of carbon emissions from owned generation facilities based on 2005 levels. The retirement of SJGS achieves this interim goal and places the company in position to reach its industry-leading goal to completely eliminate carbon emissions from its generation portfolio by 2040.

Grid Modernization Application

On October 3, 2022, in compliance with New Mexico Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM's application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. PNM's application requested NMPRC approval by July 1, 2023 for PNM's Grid Modernization plan in addition to approval of PNM's proposed Grid Modernization Rider by September 1, 2023. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Application. See Note 12.

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

Earning Authorized Returns on Regulated Businesses

PNMR’s success in accomplishing its financial objectives is highly dependent on two key factors: fair and timely regulatory treatment for its utilities and the utilities’ strong operating performance. The Company has multiple strategies to achieve favorable regulatory treatment, all of which have as their foundation a focus on the basics: safety, operational excellence, and customer satisfaction, while engaging stakeholders to build productive relationships. Both PNM and TNMP seek cost recovery for their investments through general rate cases, periodic cost of service filings, and various rate riders. PNM anticipates filing a general rate case with the NMPRC by the end of 2022.

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

PNM expects the ETA will have a significant impact on PNM’s future generation portfolio, including PNM’s retirement of SJGS in 2022 and the planned Four Corners exit in 2024 (subject to regulatory approval). PNM cannot predict the full impact of the ETA on potential future generating resource abandonment and replacement filings with the NMPRC.

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

On June 24, 2020, the hearing examiners issued a second recommended decision on PNM's request for approval of replacement resources that addressed the entire portfolio of replacement resources. On July 29, 2020, the NMPRC issued an order approving resource selection criteria identified in the ETA that include PPA's for 650 MW of solar and 300 MW of battery storage. On October 14, 2022, PNM filed a motion for approval of amendments on the 200 MW solar PPA combined with the 100 MW battery storage agreement, as well as a letter agreement with the project developer providing payments to PNM for delay damages. The amendments included price increases on both the solar PPA and battery storage agreement and the commercial operation date extension to May 2024. No party filed objections and the amendments were deemed approved.

On February 28, 2022, WRA and CCAE filed a joint motion for order to show cause and enforce financing order and supporting brief, which requests that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS is abandoned, and to otherwise enforce the NMPRC’s April 1, 2020 final order. On March 14, 2022, PNM filed its response to the joint motion to show cause refuting the movants' claims that the ETA and April 1, 2020 financing order require Securitized Bonds be issued at the time of abandonment and that rates be reduced upon abandonment as not being legally supportable. In response, on March 30, 2022, the NMPRC issued an order appointing hearing examiners to conduct a hearing, if necessary, and to issue a recommended decision to address the issues raised by the motion. PNM filed testimony on April 20, 2022 and a hearing was held on May 23, 2022.

On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order that would require PNM to:

•Revise its rates to remove all of the costs of SJGS Unit 1 by issuing rate credits of $21.1 million on an annual basis, to customers by July 1, 2022
•Revise its rates again, to remove all costs of SJGS Unit 1, Unit 4, and common facilities by increasing the rate credits to $98.3 million on an annual basis, by October 1, 2022
•Transfer payments due and owing to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund within 30 days of the abandonment of SJGS Unit 1
•Include (in its next rate case application) an explanation and defense of the prudence in the timing of the issuance of Securitized Bonds beyond the abandonment dates and what actions were taken to protect customers from interest rate increases occurring as well as the continued marketability of the Securitized Bonds issued

On June 29, 2022, the NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. The additions to the final order include requirements for PNM file a report no later than October 15, 2022, that contains a record of all of its costs incurred in the show cause proceeding so that the prudence of those costs will be known and be subject to review in PNM's future rate case and that the prudency review shall include a compliance filing to enable a review of the prudence of PNM's decision to delay bond issuance beyond the dates of the SJGS abandonment. On June 29, 2022, PNM filed an Emergency Motion and Supporting Brief for Stay with the NMPRC ("PNM's NMPRC Emergency Motion"). On June 30, 2022, PNM filed a Notice of Appeal and an Emergency Motion for Partial Interim Stay of the NMPRC's Final Order with the NM Supreme Court ("PNM's NM Supreme Court Emergency Motion"). On July 1, 2022, the NMPRC filed a motion at the NM Supreme Court claiming that the ordering paragraph in the June 29, 2022 final order only required PNM to file an advice notice by July 1, 2022, but not to implement a credit until 30 days afterwards. In its motion, the NMPRC requested that the court not immediately order the interim stay of the final order, as requested in PNM's NM Supreme Court Emergency Motion, and instead issue an order setting out a briefing schedule for the NMPRC to respond and potential parties to file responses. On July 6, 2022, PNM filed a response to the NMPRC's July 1, 2022 motion at the NM Supreme Court stating that the urgency of a stay through the NM Supreme Court is still viable based on whether the NMPRC takes longer than 30 days to consider PNM’s NMPRC Emergency Motion. On July 21, 2022, the NMPRC adopted an order denying PNM's NMPRC Emergency Motion. Subsequently, on July 25, 2022, PNM filed another emergency motion seeking an immediate and ongoing stay from the NM Supreme Court for the pendency of the appeal. On July 28, 2022, PNM made payments totaling $19.8 million to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund. PNM began issuing rate credits effective July 31, 2022. On August 1, 2022, PNM filed its statement of issues with the NM Supreme Court. On September 2, 2022, the NM Supreme Court issued an order granting PNM's July 25, 2022 motion for partial stay, and as a result PNM suspended issuing rate credits. On October 14, 2022, PNM made its required compliance filing under the NMPRC's June 29, 2022, final order. On November 1, 2022, the NM Supreme Court issued an order continuing the partial stay of the rate credits during the pendency of the appeal. See additional discussion of PNM’s San Juan Abandonment Application in Notes 11 and 12.

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

PNM enhanced its plan to exit Four Corners and emphasized its ESG strategy to reduce carbon emissions on March 12, 2021 with an announcement for additional plans allowing for seasonal operations at Four Corners beginning in the fall of 2023, subject to the necessary approvals. The solution for seasonal operations ensures the plant will be available to serve each owners' customer needs during times of peak energy use while minimizing operations during periods of low demand. This approach would result in an estimated annual 20 to 25 percent reduction in carbon emissions at the plant and retains jobs and royalty payments for the Navajo Nation.

PVNGS Leased Interest Abandonment Application - On April 2, 2021, PNM filed the PVNGS Leased Interest Abandonment Application. In the application PNM requested NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM also sought NMPRC approval to sell and transfer the

PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which will be acquiring the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM sought NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement, and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM also requested NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. On August 25, 2021, the NMPRC issued an order confirming PNM requires no further NMPRC authority to abandon the PVNGS Leased Interest and to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP. The order bifurcated the issue of approval of the two PPAs and three battery storage agreements into a separate docket so it may proceed expeditiously and deferred a ruling on the other issues. On February 16, 2022, the NMPRC approved the two PPAs and three battery storage agreements. On April 15, 2022, PNM made a compliance filing with the NMPRC in which it updated the NMPRC on the status of the PPAs and the battery storage agreements listed above. On June 16, 2022, PNM made a second compliance filing on the status of PPAs and battery storage agreements notifying the NMPRC that none of the developers of the two PPAs and three battery storage agreements have moved forward under the terms of the agreements approved by the NMPRC on February 16, 2022, and none of the replacement resource projects would be operational in 2023. All five projects will have significant delays and price increases as evidenced in the current alternative offers from the developers. PNM entered into amendments to the 300 MW solar PPA combined with a 150 MW battery storage agreement and proposed those amendments to the NMPRC for approval in a filing with the NMPRC on June 24, 2022. PNM determined the terms offered by the 150 MW solar PPA combined with a 40 MW battery storage agreement and the stand-alone 100 MW battery storage agreement are not satisfactory in comparison with other potential projects that might be utilized instead, and PNM did not support the proposed amendments to those agreements in the June 24, 2022 filing. No party filed objections following PNM's June 24, 2022 filing and pursuant to the NMPRC's February 16, 2022 order, the 300 MW solar PPA combined with 150 MW battery storage agreement and the decision not to proceed with the other agreements, are deemed approved. On September 2, 2022, PNM entered into amendments to the 150 MW battery storage agreement to increase the capacity to 300 MW and proposed those amendments to the NMPRC for approval. No party filed objections following PNM's September 2, 2022 filing, and the 300 MW solar battery storage agreement was deemed approved. PNM anticipates these facilities will be in service in 2024. PNM continues to pursue additional resources to replace the PVNGS leases that will be abandoned in 2023 and 2024. For additional information on PNM's Leased Interest and the associated abandonment application see Note 12 and Note 13.

Summer Peak Resource Adequacy - Throughout 2021 and continuing into 2022, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects. All four project developers have notified PNM that completion of the projects will be delayed and no longer available for the 2022 summer peak and some may also not be available for the 2023 summer peak. The delays in the SJGS replacement resources, coupled with the abandonment of SJGS Units 1 and 4, presented a risk that PNM would have insufficient operational resources to meet the 2022 summer peak to reliably serve its customers. PNM entered into three agreements to purchase power from third parties to minimize potential impacts to customers and on February 17, 2022, PNM provided a notice and request with the NMPRC that PNM had obtained agreement from the SJGS owners and WSJ LLC to extend operation of Unit 4 until September 30, 2022. SJGS Unit 4 provided 327 MW of capacity and, along with the three agreements to purchase power, improved PNM’s projected system reserve margin to meet the 2022 summer peak. On February 23, 2022, the NMPRC issued an order finding that PNM did not require NMPRC approval to extend operation of SJGS Unit 4 for an additional three-month period. On March 24, 2022 FERC accepted the amended San Juan Project Participation Agreement, effectively extending the operations of SJGS Unit 4 through September 30, 2022. While PNM experienced a new system peak retail load of 2,071 MW on July 19, 2022, PNM’s generation resources performed sufficiently with no significant challenges to resource adequacy during the 2022 summer peak season.

PNM faces similar concerns in the summer of 2023 as a result of continued delays in the SJGS replacement resources as well as delays in replacement resources for the PVNGS leased capacity that expires in January 2023. As discussed above, PNM has made a number of compliance filings with the NMPRC on the status of the PVNGS leased capacity interest replacement resources. In the third quarter, PNM entered into agreements totaling 125 MW of firm power purchases for June through September 2023, 35 MW from Four Corners for summer 2023, and the purchase of 40 MW of firm capacity at PVNGS for all twelve months of 2023, providing PNM with a projected system reserve margin with a range of 9.5% to 4.9% for the 2023 summer peak period. PNM continues to evaluate other potential firm power agreements with various providers, as well as all potential short-term resource options to address these resource adequacy concerns. PNM is unable to predict the outcome of this matter. See Note 12.

2020 Decoupling Petition – On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. On October 2, 2020, PNM requested an order to vacate the public hearing and stay the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the hearing examiner approved PNM's request to stay the proceeding and vacate the public hearing and on October 30, 2020 PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On March 17, 2021, the NMPRC issued an order granting PNM's petition for declaratory order, commencing a proceeding to address petitions. On January 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. The recommended decision also states that a utility may request approval of a rate adjustment mechanism to remove regulatory disincentives to energy efficiency and load management measures and programs through a stand-alone petition, as part of the utility’s triennial energy efficiency application or a general rate case and that PNM is not otherwise precluded from petitioning for a rate adjustment mechanism prior to its next general rate case. Finally, the recommended decision stated that the EUEA does not permit the NMPRC to reduce a utility’s ROE based on approval of a disincentive removal mechanism founded on removing regulatory disincentives to energy efficiency and load management measures and programs. The recommended decision does not specifically prohibit a downward adjustment to a utility’s capital structure, based on approval of a disincentive removal mechanism. On April 27, 2022, the NMPRC issued an order adopting the recommended decision in its entirety. On May 24, 2022, PNM filed a notice of appeal with the NM Supreme Court. On June 23, 2022, PNM filed its Statement of Issues with the NM Supreme Court. On September 6, 2022, PNM and other parties filed Briefs in Chief with the NM Supreme Court. On October 21, 2022, NEE filed Answer Briefs with the NM Supreme Court. See Note 12. PNM cannot predict the outcome of this matter.

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

The Community Solar Act - On June 18, 2021, Senate Bill 84, known as the Community Solar Act, became effective. The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar facilities (applicable until November 2024) and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, on March 30, 2022, the NMPRC issued an order that adopted a rule on the administration of the Community Solar Act program. The rule requires utilities to file proposed community solar tariffs with the NMPRC within 60 days from the publication of the rule. A number of motions for rehearing and requests for clarification were filed between April 7 and May 2, 2022. On May 18, 2022, the NMPRC issued an order partially granting motions for rehearing, reconsideration and clarification and staying implementation pending further rulemaking. On June 16, 2022, PNM requested clarification related to the existing interconnection queue, which would not delay implementation of the Community Solar Act program. On July 12, 2022, the NMPRC provided notice of publication of its final rule in the New Mexico Register, starting the 60-day clock for utilities to file their proposed community solar tariffs, forms and other relevant agreements. On September 14, 2022, PNM filed Community Solar tariffs. On October 12, 2022, the NMPRC issued an order to suspend PNM's and two other investor-owned utilities tariffs and required the utilities to file information Staff has identified as necessary for a complete evaluation of the tariffs but did not appoint a hearing examiner or schedule a public hearing. Another investor-owned utility has filed an appeal with the NM Supreme Court seeking review of the NMPRC’s decisions. PNM cannot predict the outcome of the pending matters. See Note 12.

Advanced Metering – Currently, TNMP has approximately 257,000 advanced meters across its service territory. Beginning in 2019, the majority of costs associated with TNMP’s AMS program are being recovered through base rates. On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 of $9.0 million, and approve appropriate carrying charges until full collection. The PUCT approved substantially all costs on February 10, 2022. On October 2, 2020, TNMP filed an application with the PUCT for authorization to implement necessary technological upgrades of approximately $46 million to its AMS program by the first quarter of 2023, which the PUCT approved on January 14, 2021. TNMP will seek recovery of the investment associated with the upgrade in a future general rate proceeding or DCOS filing. PNM's Grid Modernization Application includes proposals for installation and deployment of advanced metering infrastructure investments. See Note 12.

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

EIM

On April 1, 2021, PNM joined and began participating in the EIM. The EIM is a real-time wholesale energy trading market operated by the CAISO that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. PNM completed a cost-benefit analysis, which indicated participation in the EIM would provide substantial benefits to retail customers. In 2018, PNM filed an application with the NMPRC requesting, among other things, to recover initial capital investments and authorization to establish a regulatory asset to recover other expenses that would be incurred in order to join the EIM. The NMPRC approved the establishment of a regulatory asset but deferred certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing. PNM has experienced an aggregate of $35.6 million in cost savings to customers through participation in the EIM, which includes $16.6 million and $23.0 million occurring in the three and nine months ended September 30, 2022. PNM passes the cost savings through to customers under PNM’s FPPAC.

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2020 and 2021 periods, PNM and TNMP together invested $1.6 billion in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. PNM has launched a capital initiative, which emphasizes new investments in its transmission and distribution infrastructure with three primary objectives: delivering clean energy, enhancing customer satisfaction and increasing grid resilience. Projects are aimed at advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. In addition, projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and modernize its electricity grid through infrastructure and technology improvements. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico ranks third in the Nation for energy potential from solar power according to the Nebraska Department of Energy & Energy Sun Index and ranks third in the Nation for land-based wind capacity according to the U.S. Office of Energy Efficiency and Renewable Energy. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. As of September 30, 2022, NMRD’s renewable energy capacity in operation was 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Meta data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. In addition, the NMPRC approved PNM to enter into a 50 MW solar PPA to service the Meta data center, which will be owned by NMRD.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. On September 14, 2022 and November 2, 2022, the NMPRC adopted revisions to the IRP Rule. The revisions revamp and modernize the planning process to accommodate increased stakeholder involvement. See additional discussion of the NMPRC adopted revision to the IRP rule in Note 12.

NMPRC rules required PNM to file its 2020 IRP in July 2020. In April 2020, the NMPRC approved PNM's request to extend the deadline to file its 2020 IRP until six months after the NMPRC issues a final order approving replacement resources in PNM’s SJGS Abandonment Application. On January 29, 2021, PNM filed its 2020 IRP. The plan focuses on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024. This includes replacing the power from San Juan with a mix of approved carbon-free resources and the plan to exit Four Corners at the end of 2024 (subject to regulatory approval). The plan highlights the need for additional investments in a diverse set of resources, including renewables to supply carbon-free power, energy storage to balance supply and demand, and efficiency and other demand-side resources to mitigate load growth. See additional discussion regarding PNM's 2020 IRP filing in Note 12.

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

In February 2022, PNM named its first Chief Sustainability Officer. The Chief Sustainability Officer is responsible for developing and implementing the Company’s business strategy and positions on environmental and sustainability policy issues and is charged with establishing organization-wide policies, strategies, goals, objectives and programs that advance sustainability and ensure compliance with regulations. The role serves as the primary contact with various regulatory and stakeholder agencies on environmental matters. In addition, the role leads environmental justice work, incorporating impacts to tribal, worker and affected communities and advance ESG reporting.

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

The Infrastructure Investment and Jobs Act (IIJA), also commonly known as the Bipartisan Infrastructure Law ("BIL"), was signed into law on November 15, 2021. This Act represents a “once-in-a-generation” investment designed to modernize and upgrade America’s infrastructure. The BIL includes historic investments to upgrade the transmission and distribution systems to improve reliability and resilience, and to facilitate the deployment of more affordable and cleaner energy across the country. In addition to the recent filing of its Grid Modernization Application with the NMPRC, the Company is currently monitoring the release of grant opportunities by the U.S. Department of Energy and the State Energy, Minerals and Natural Resources Department, to determine if it will apply for funding to supplement the investment in the Grid Modernization Application.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the "IRA") into law. The IRA will provide significant benefits for PNMR and its customers by extending and enhancing clean energy incentives such as the investment tax credit and production tax credit. As the Company continues its transition away from carbon emitting sources, these credits will reduce the cost of renewable investments. In addition, the IRA includes a new production tax credit for existing nuclear facilities that is expected to create an added benefit for PNM's ownership in the carbon-free PVNGS. Other IRA provisions will encourage transportation electrification with new electric vehicle credits and added incentives in vehicle charging infrastructure.

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

Renewable Energy

PNM’s renewable procurements include utility-owned solar capacity, as well as solar, wind and geothermal energy purchased under PPAs. As of September 30, 2022, PNM has 158 MW of utility-owned solar capacity in operation. In addition, PNM purchases energy from a customer-owned distributed solar generation program that had an installed capacity of 228.5 MW at September 30, 2022. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 200 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM's 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind II that became operational in June 2021. Under the Solar Direct program discussed above, PNM procures renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. The NMPRC approved the portfolio to replace the retirement of SJGS resulting in PNM executing solar PPAs of 650 MW combined with 300 MW of battery storage agreements. In addition, the PVNGS Leased Interest Abandonment Application approved by the NMPRC includes a 300 MW solar PPA combined with a 300 MW battery storage agreement. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements. See additional discussion of the ETA and PNM’s Abandonment Applications in Notes 11 and 12.

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

Water Conservation and Solid Waste Reduction

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 35% more efficient than in 2007). Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of gray water and air-cooling technology have contributed to this reduction. Water usage has continued to decline as PNM has substituted less fresh-water-intensive generation resources to replace SJGS Units 2 and 3 starting in 2018, as water consumption at that plant has been reduced by approximately 50%. As the Company moves forward with its mission to achieve 100% carbon-free generation by 2040, it expects that more significant water savings will be gained. Shutting down SJGS in 2022 and exiting Four Corners in 2024 (subject to regulatory approval) will allow the Company to reach our goals for reduced freshwater use by 80% by 2035 and 90% by 2040 from 2005 levels. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy.

In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2021, 18 of the Company’s 23 facilities met the solid waste diversion goal of a 65% diversion rate. The Company expects to continue to do well in this area in the future.

Customer, Stakeholder, and Community Engagement

Another key element of the Company’s commitment to ESG principles is fostering relationships with its customers, stakeholders, and communities. The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has demonstrated a commitment to building productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. In the third quarter of 2022, PNM made payments of $19.8 million to promote economic development in areas impacted by the retirement of SJGS. In December 2021, PNMR was named, for the second consecutive year, to Newsweek's list of America's Most Responsible Companies highlighting companies in areas of ESG. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced customer service engagement options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. In the 2021 fourth quarter J.D. Power overall customer satisfaction results, PNM outperformed the West Midsize industry average by one point. In 2022, PNM and the utility industry as a whole, have experienced a decline in customer satisfaction as measured by J.D. Power. However, PNM remains focused on continuously improving its customers' experience at every touchpoint and placing greater focus on customer assistance through economic uncertainty.

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

With reliability being the primary role of a transmission and distribution service provider in Texas’ deregulated market, TNMP continues to focus on keeping end-users updated about interruptions and to encourage consumer preparation when severe weather is forecasted. In both 2021 and 2022, TNMP provided 30-person teams in support of other utilities that experienced significant damage to their transmission and distribution system as a result of Hurricane Ida and Hurricane Ian. TNMP has been honored by the Edison Electric Institute four times since 2012 for its assistance to out-of-state utilities affected by hurricanes. TNMP has also been honored twice for hurricane response in its own territory.

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

During the three years ending December 31, 2021, corporate giving contributed $10.4 million to civic, educational, environmental, low income, and economic development organizations. In 2022, corporate giving will maintain this strategic focus and will continue to highlight corporate citizenship through active involvement with sponsorships demonstrating PNM's commitment to the community. In addition, emergency relief funds in 2022 supported non-profits providing response to the fires in northern and southern New Mexico. PNMR recognizes its responsibility to support programs and organizations that enrich the quality of life across its service territories and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In response to COVID-19 community needs, PNMR donated to an Emergency Action Fund in partnership with key local agencies to benefit approximately ninety nonprofits and small businesses facing challenges due to lack of technology, shifting service needs, and cancelled fundraising events. While its service territory does not include the Navajo Nation, PNM’s operations include generating facilities and employees in this region. The PNM Navajo Nation Workforce Training Scholarship Program provides support for Navajo tribal members and encourages the pursuit of education and training in existing and emerging jobs in the communities in which they live. In 2019, PNM invested an additional $500,000 into this scholarship program to further assist in the development and education of the Navajo Nation workforce. PNM has invested in paid summer college engineering internship programs for American Indian students available in the greater Albuquerque area, established the PNM Pueblo Education Scholarship Endowment to invest in higher education for Native American Indian students, and supported the Coalition to Stop Violence Against Native Women. PNM also continues to partner in the Light up Navajo project, piloted in 2019 and modeled after mutual aid to connect homes without electricity to the power grid. PNM has also partnered with key local organizations to initiate funding for programs focused on diversity, equity, and inclusion.

Another important outreach program is tailored for low-income customers and includes the PNM Good Neighbor Fund to provide customer assistance with their electric utility bills. COVID-19 has increased the needs of these customers along with customers who may not otherwise need to seek assistance. In addition to the suspension of residential customer disconnections from April 2020 through August 2021 and the expansion of customer payment plans, PNM responded with increased communications through media outlets and customer outreach to connect customers with nonprofit community service providers offering financial assistance, food, clothing, medical programs, and services for seniors. As a result of these communication efforts, 4,147 families in need received emergency assistance through the PNM Good Neighbor Fund during 2021. Additionally, PNM has worked closely with the New Mexico Department of Finance and Administration to implement strategies ensuring customers receive rent benefits, including utility bill assistance, from the Emergency Rental Assistance Program (“ERAP”). As a result of these efforts, the ERAP has paid over $6.0 million in customer arrears since the launch of the program in March 2021. In the nine months ended September 30, 2022, the PNM Good Neighbor Fund has awarded approximately 2,922 families with a combined $0.5 million.

Additionally, as a part of corporate giving, on October 1, 2020, PNM introduced $2.0 million in funding for the COVID Customer Relief Programs which support income-qualified residential customers and small business customers who have been impacted by the financial challenges created by COVID-19 and have past due electric bills. Qualified customers that pay a portion of their past-due balance can receive assistance toward their remaining balance. In the nine months ended September 30, 2022, the COVID Customer Relief Programs have provided $0.4 million in assistance to 2,506 families through 14 events.

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

In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides nearly $1.4 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop their mission, develop and implement environmental programs, and provide educational opportunities. Beginning in 2020 and ending in 2022, the PNM Resources Foundation is funding grants with a three-year focus on decreasing homelessness, increasing access to affordable housing, reducing carbon emissions, and increasing community safety. The PNM Resources Foundation continued to expand its matching donation program and increased the annual amount of matching donations available to each of its employees. PNM Resources Foundation awarded additional grants to non-profits providing relief for the fires in northern and southern New Mexico in the first half of 2022. The PNM Resources Foundation also approved an increase to the amount awarded to employees, through the employee crisis management fund, who have been affected by the wildfires. The maximum amount was increased from $2,500 to $5,000 under a declared emergency such as was done during Hurricane Harvey in Texas. In December 2021, the PNM Resources Foundation was nominated for the Albuquerque Business First 2022 Philanthropy Award.

Economic Factors

PNM – In the three and nine months ended September 30, 2022, PNM experienced a decrease of 1.9% and 1.2% in weather normalized residential load. Weather normalized commercial load experienced an increase of 3.1% and 2.5% compared to 2021. In addition, PNM experienced an increase in industrial load of 7.9% and 4.4% compared to 2021.

TNMP – In the three and nine months ended September 30, 2022, TNMP experienced an increase of 2.1% and 2.8% in volumetric weather normalized retail load compared to 2021. Weather normalized demand-based load, excluding retail transmission consumers increased 20.9% and 11.7% in the three and nine months ended September 30, 2022 compared to 2021.

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

Results of Operations

Net earnings attributable to PNMR were $153.8 million, or $1.78 per diluted share in the nine months ended September 30, 2022 compared to $184.6 million, or $2.14 per diluted share in 2021. Among other things, earnings in the nine months ended September 30, 2022 benefited from higher transmission margin at PNM and TNMP, higher volumetric and demand-based load at TNMP, warmer weather at PNM and TNMP, higher distribution rates at TNMP, higher unregulated margin at PNM, AMS carrying charges at TNMP, and lower costs related to the Merger at Corporate and Other. These increases were more than offset by decreased performance on PNM's NDT and coal mine reclamation investment securities, lower weather normalized retail load at PNM, increased operational and maintenance expense, including higher plant maintenance costs at PNM, higher employee related expense at PNM and TNMP, increased depreciation and property taxes at PNM and TNMP due to increased plant in service, and higher interest charges at PNM, TNMP and Corporate and Other. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that currently expire in October 2024, with two one-year extensions options that, if exercised, would extend the maturity to October 2026, subject to approval by a majority of the lenders. Both facilities provide for short-term borrowings and letters of credit. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico that expires in May 2026, and TNMP has a $100.0 million revolving credit facility, which expires in September 2024 with two one-year extension options that, if exercised, would extend the maturity to September 2026, subject to approval by a majority of the lenders. Total availability for PNMR on a consolidated basis was $777.7 million at October 21, 2022. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $5.2 billion for 2022 - 2026, including amounts expended through September 30, 2022. These construction expenditures include expenditures for PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM Grid Modernization Application.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K.

After considering the effects of these financings and the Company's short-term liquidity position as of October 21, 2022, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $243.9 million through August 2023. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2022-2026 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of September 30, 2022 and October 21, 2022, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$122.4	$113.3	$9.1	$153.8	$184.6	$(30.8)
Average diluted common and common equivalent shares	86.1	86.1	—	86.2	86.1	0.1
Net earnings attributable to PNMR per diluted share	$1.42	$1.32	$0.10	$1.78	$2.14	$(0.36)

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
	(In millions)
PNM	$10.6	$(51.2)
TNMP	3.5	20.2
Corporate and Other	(5.0)	0.2
Net change	$9.1	$(30.8)

Information regarding the factors impacting PNMR’s operating results by segment are set forth below.

Segment Information

The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities. See Note 2 for more information on PNMR’s operating segments.

PNM

Non-GAAP Financial Measures

PNM defines utility margin as electric operating revenues less cost of energy, which consists primarily of fuel and purchase power costs. PNM believes that utility margin provides a more meaningful basis for evaluating operations than electric operating revenues since substantially all fuel and purchase power costs are offset in revenues as those costs are passed through to customers under PNM’s FPPAC. Utility margin is not a financial measure required to be presented and is considered a non-GAAP measure. PNM does not intend for utility margin to represent any financial measure as defined by GAAP however, the calculation of utility margin, as presented, most closely compares to gross margin as defined by GAAP. Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(In millions)

Gross margin	$201.6	$176.7	$24.9	$421.3	$378.4	$42.9
Energy production costs	34.5	32.4	2.1	110.5	106.7	3.8
Transmission and distribution costs	12.5	12.8	(0.3)	37.7	34.9	2.8
Depreciation and amortization	45.4	42.7	2.7	137.1	127.1	10.0
Utility margin	$294.0	$264.6	$29.4	$706.7	$647.1	$59.6

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(In millions)
Electric operating revenues	$597.3	$435.5	$161.8	$1,312.8	$1,030.7	$282.1
Cost of energy	303.4	170.9	132.5	606.1	383.6	222.5
Utility margin	294.0	264.6	29.4	706.7	647.1	59.6
Operating expenses	108.7	107.4	1.3	335.2	320.6	14.6
Depreciation and amortization	45.4	42.7	2.7	137.1	127.1	10.0
Operating income	139.9	114.6	25.3	234.4	199.4	35.0
Other income (deductions)	(10.6)	4.7	(15.3)	(71.2)	24.1	(95.3)
Interest charges	(15.5)	(12.5)	(3.0)	(44.6)	(38.4)	(6.2)
Segment earnings before income taxes	113.9	106.8	7.1	118.6	185.0	(66.4)
Income (taxes)	(12.1)	(15.5)	3.4	(11.8)	(26.2)	14.4
Valencia non-controlling interest	(4.2)	(4.2)	—	(10.9)	(11.6)	0.7
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$97.5	$86.9	$10.6	$95.6	$146.8	$(51.2)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2022	2021	Change	2022	2021	Change
	(Gigawatt hours, except customers)
Residential	993.0	994.9	(0.2)%	2,557.4	2,577.1	(0.8)%
Commercial	1,089.8	1,048.1	4.0	2,778.8	2,701.8	2.8
Industrial	462.8	413.5	11.9	1,300.0	1,189.5	9.3
Public authority	66.5	67.9	(2.1)	165.6	172.6	(4.1)
Economy energy service (1)	137.4	123.4	11.3	402.6	365.5	10.2
Other sales for resale (2)	2,254.1	1,592.5	41.5	5,999.9	3,958.4	51.6
	5,003.6	4,240.3	18.0%	13,204.3	10,964.9	20.4%
Average retail customers (thousands)	544.1	540.6	0.6%	543.1	539.8	0.6%

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

Operating Results – Three Months Ended September 30, 2022, compared to 2021

The following table summarizes the significant changes to gross margin:

Three Months Ended September 30, 2022
Change
Gross margin:	(In millions)

Utility margin (see below)	$29.4
Depreciation and amortization (see below)	(2.7)
Higher plant maintenance costs at PVNGS and Four Corners, partially offset by lower costs at SJGS and gas-fired plants	(1.2)
Lower employee related and vegetation management expenses, partially offset by higher outside service expenses	0.9
Higher transmission line maintenance and rights-of-way expense including for the Western Spirit Line	(1.0)
Other	(0.5)
Net Change	$24.9

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2022
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 3.1% for commercial customers and 7.9% for industrial customers which was offset by decreased sales to residential customers of 1.9%	$—
Weather – Warmer weather in the third quarter of 2022	2.8
Unregulated margin – Increased revenues driven by a higher price, partially offset by higher cost of energy associated with 65 MW of SJGS Unit 4	7.0
Transmission – Increase primarily due to higher revenues from the addition of new customers including on the Western Spirit Line, higher formula transmission rates, and higher volumes	19.2
Rate riders – Includes renewable energy, FPPAC, and energy efficiency riders	1.2
Rate credits - NMPRC ordered rate credits (See Note 12)	(1.2)
Other	0.4
Net Change	$29.4

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2022
Change
Operating expenses:	(In millions)

Higher plant maintenance costs at PVNGS and Four Corners, partially offset by lower costs at SJGS and gas-fired plants	$1.2
Lower property taxes due to favorable settlement of 2022 property values partially offset by increases in utility plant in service including the Western Spirit Line	(1.1)
Higher employee related and outside service expenses, partially offset by lower vegetation management expenses	4.0
Higher transmission rights of way expense including for the Western Spirit Line	0.4
2021 regulatory disallowance resulting from the PVNGS Leased Interest Abandonment Application (Note 12)	(1.3)
Higher regulatory disallowance due to change in estimated write-offs associated with SJGS BART determination and ownership restructuring	0.3
2021 non-retail credit loss	(0.8)
Decreased costs associated with the accelerated recovery of SNCRs on SJGS Units 1 and 4	(1.0)
Other	(0.4)
Net Change	$1.3

Depreciation and amortization:

Increased utility plant in service including the Western Spirit Line	$2.6
Other	0.1
Net Change	$2.7

Other income (deductions):

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(17.7)
Lower trust expenses and higher interest income related to investment securities in the NDT and coal mine reclamation trusts	0.8
Lower charitable donations in 2022	0.2
Carrying charges on payments under the ETA for SJGS made in advance of the Energy Transition Bonds (Note 12)	0.4
Higher non-service pension costs	1.1
Other	(0.1)
Net Change	$(15.3)

Interest charges:

Issuance of $150.0 million SUNs in December 2021	$(1.0)
Refinancing of $160.0 million SUNs in July 2021	0.2
Higher interest on Term Loans	(0.9)
Higher interest on remarketed PCRBs	(0.1)
Interest on transmission customer deposits including the Western Spirit Transmission Line	(1.0)
Other	(0.2)
Net Change	$(3.0)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(1.8)
Higher amortization of federal excess deferred income taxes	4.4
Other	0.8
Net Change	$3.4

Operating Results – Nine Months Ended September 30, 2022 compared to 2021

The following table summarizes the significant changes to gross margin:

Nine Months Ended September 30, 2022
Change
Gross margin:	(In millions)

Utility margin (see below)	$59.6
Depreciation and amortization (see below)	(10.0)
Higher plant maintenance costs at PVNGS and gas fired plants, partially offset by lower costs at SJGS and Four Corners	(3.5)
Higher outside service expenses, partially offset by lower employee related and vegetation management expenses	(0.4)
Higher transmission line maintenance and rights-of-way expense including for the Western Spirit Line	(2.4)
Other	(0.4)
Net Change	$42.9

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2022
Change
Utility margin:	(In millions)

Retail customer usage/load –Weather normalized retail KWh sales decreased 1.2% for residential customers, partially offset by increased sales of 2.5% to commercial customers and 4.4% to industrial customers	$(0.6)
Weather – Cooler weather in the first quarter and warmer weather in the third quarter was partially offset by milder weather in the second quarter	2.2
Transmission – Increase primarily due to higher revenues from the addition of new customers including on the Western Spirit Line, higher formula transmission rates, and higher volumes	51.4
Rate riders – Includes renewable energy, FPPAC, and energy efficiency riders	(2.3)
Unregulated margin – Increased revenues driven by a higher price and lower cost of energy associated with 65 MW of SJGS Unit 4	9.4
Rate credits - NMPRC ordered rate credits (See Note 12)	(1.2)
Other	0.7
Net Change	$59.6

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2022
Change
Operating expenses:	(In millions)

Higher plant maintenance costs at PVNGS and gas fired plants, partially offset by lower costs at SJGS and Four Corners	$3.5
Higher property taxes due to increases in utility plant in service including the Western Spirit Line partially offset by favorable settlement property values	1.6
Higher employee related and outside service expenses, partially offset by lower vegetation management expenses	9.9
Higher transmission rights of way expense including for the Western Spirit Line	1.0
2021 regulatory disallowance resulting from the PVNGS Leased Interest Abandonment Application (Note 12)	(1.3)
Higher regulatory disallowance due to change in estimated write-offs associated with SJGS BART determination and ownership restructuring	1.7
Decreased costs associated with the accelerated recovery of SNCRs on SJGS Units 1 and 4	(1.4)
2021 non-retail credit loss	(0.8)
Other	0.4
Net Change	$14.6

Depreciation and amortization:

Increased utility plant in service including the Western Spirit Line	$9.4
Other	0.6
Net Change	$10.0

Other income (deductions):

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(100.2)
Lower trust expenses partially offset by lower interest income related to investment securities in the NDT and coal mine reclamation trusts	0.8
Lower charitable donations in 2022	0.7
Carrying charges on payments under the ETA for SJGS made in advance of the Energy Transition Bonds (Note 12)	0.4
Higher non-service pension costs	2.4
Other	0.6
Net Change	$(95.3)

Interest charges:

Issuance of $150.0 million SUNs in Dec 2021	$(3.1)
Refinancing of $160.0 million SUNs in July 2021	2.2
Higher interest on Term Loans	(1.2)
Higher interest on remarketed PCRBs	(0.4)
Interest on transmission customer deposits including the Western Spirit Transmission Line	(3.3)
Other	(0.4)
Net Change	$(6.2)

Income (taxes) benefits:

Lower segment earnings before income taxes	$16.7
Lower amortization of federal excess deferred income taxes	(1.8)
Other	(0.5)
Net Change	$14.4

TNMP

Non-GAAP Financial Measures

TNMP defines utility margin as electric operating revenues less cost of energy, which consists of costs charged by third-party transmission providers. TNMP believes that utility margin provides a more meaningful basis for evaluating operations than electric operating revenues since all third-party transmission costs are passed on to consumers through a transmission cost recovery factor. Utility margin is not a financial measure required to be presented and is considered a non-GAAP measure. TNMP does not intend for utility margin to represent any financial measure as defined by GAAP however, the calculation of utility margin, as presented, most closely compares to gross margin as defined by GAAP. Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(In millions)

Gross margin	$67.6	$60.4	$7.2	$172.3	$142.3	$30.0
Transmission and distribution costs	9.0	7.2	1.8	23.5	21.3	2.2
Depreciation and amortization	25.0	23.0	2.0	72.9	67.7	5.2
Utility margin	$101.6	$90.6	$11.0	$268.7	$231.2	$37.5

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(In millions)
Electric operating revenues	$132.6	$119.0	$13.6	$360.9	$315.1	$45.8
Cost of energy	31.0	28.5	2.5	92.2	83.9	8.3
Utility margin	101.6	90.6	11.0	268.7	231.2	37.5
Operating expenses	32.8	28.7	4.1	89.7	83.0	6.7
Depreciation and amortization	25.0	23.0	2.0	72.9	67.7	5.2
Operating income	43.8	38.8	5.0	106.1	80.6	25.5
Other income	2.4	1.1	1.3	5.7	3.3	2.4
Interest charges	(9.9)	(8.4)	(1.5)	(28.0)	(25.2)	(2.8)
Segment earnings before income taxes	36.4	31.6	4.8	83.8	58.7	25.1
Income (taxes)	(4.9)	(3.6)	(1.3)	(11.3)	(6.3)	(5.0)
Segment earnings	$31.4	$27.9	$3.5	$72.5	$52.3	$20.2

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2022	2021	Change	2022	2021	Change
Volumetric load (1) (GWh)	1,107.5	1,024.4	8.1%	2,688.7	2,439.9	10.2%
Demand-based load (2) (MW)	5,961.5	5,469.7	9.0%	17,749.4	15,896.2	11.7%
Average retail consumers (thousands) (3)	268.5	264.1	1.7%	267.3	262.9	1.7%

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

Operating Results – Three Months Ended September 30, 2022, compared to 2021

The following table summarizes the significant changes to gross margin:

Three Months Ended September 30, 2022
Change
Gross margin:	(In millions)

Utility margin (see below)	$11.0
Depreciation and amortization (see below)	(2.0)
Higher employee related, outside services expenses, and vegetation management expenses, excluding administrative costs	(1.7)
Other	(0.1)
Net Change	$7.2

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2022
Change
Utility margin:	(In millions)

Transmission rate relief – Transmission cost of service rate increases in September 2021, March 2022 and September 2022	$4.8
Distribution rate relief – Distribution cost of service rate increases in September 2021 and September 2022	3.5
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 2.1%; the number of volumetric consumers increased 2.0%	0.8
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 20.9% primarily due to new cryptocurrency loads	2.4
Weather – Warmer weather in the third quarter of 2022	2.3
Rate Riders and other– Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses and depreciation and amortization	(2.8)
Net Change	$11.0

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2022
Change
Operating expenses:	(In millions)

Higher employee related, outside services expenses, and vegetation management expenses	$3.4
Higher property taxes due to increased utility plant in service	1.0
Higher capitalization of administrative and general and other expenses due to higher construction expenditures in 2022	(1.3)
Higher energy efficiency expense and rate case amortization which are offset in utility margin	0.3
Other	0.7
Net Change	$4.1

Three Months Ended September 30, 2022
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$2.1
Decreased amortization related to rate riders offset in utility margin and other	(0.1)
Net Change	$2.0

Other income (deductions):

Higher CIAC	$0.6
Higher Equity AFUDC	0.4
AMS Reconciliation carrying charges (Note 12)	0.1
Other	0.2
Net Change	$1.3

Interest charges:

Issuance of $65.0 million first mortgage bonds in 2021	$(0.2)
Issuance of $65.0 million first mortgage bonds in 2022	(0.7)
Issuance of $95.0 million first mortgage bonds in 2022	(0.6)
Net Change	$(1.5)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(1.4)
Other	0.1
Net Change	$(1.3)

Operating Results – Nine Months Ended September 30, 2022 compared to 2021

The following table summarizes the significant changes to gross margin:

Nine Months Ended September 30, 2022
Change
Gross margin:	(In millions)

Utility margin (see below)	$37.5
Depreciation and amortization (see below)	(5.2)
Higher employee related, outside services expenses, and vegetation management expenses, excluding administrative costs	(1.9)
Other	(0.4)
Net Change	$30.0

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2022
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2021, September 2021, March 2022, and September 2022	$14.8
Distribution rate relief – Distribution cost of service rate increases in September 2021 and September 2022	10.9
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 2.8%; the number of volumetric consumers increased 2.8%	2.2
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 11.7% primarily due to new cryptocurrency loads	4.5
Weather – Cooler weather in the first quarter and warmer weather in the second and third quarters	6.0
Rate Riders and other– Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses and depreciation and amortization	(0.9)
Net Change	$37.5

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2022
Change
Operating expenses:	(In millions)

Higher employee related, outside services expenses, and vegetation management expenses	$5.0
Higher property taxes due to increased utility plant in service	2.9
Higher capitalization of administrative and general and other expenses due to higher construction expenditures	(2.6)
Higher energy efficiency expense and rate case amortization which are offset in utility margin	0.4
Other	1.0
Net Change	$6.7

Depreciation and amortization:

Increased utility plant in service	$5.5
Decreased amortization related to rate riders offset in utility margin and other and other	(0.3)
Net Change	$5.2

Other income (deductions):

AMS Reconciliation carrying charges (Note 12)	$1.4
Higher CIAC	0.7
Higher Equity AFUDC	0.2
Other	0.1
Net Change	$2.4

Nine Months Ended September 30, 2022
Change
Interest charges:	(In millions)

Issuance of $65.0 million first mortgage bonds in 2021	$(1.0)
Issuance of $65.0 million first mortgage bonds in 2022	(1.0)
Issuance of $95.0 million first mortgage bonds in 2022	(0.6)
Other	(0.2)
Net Change	$(2.8)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(5.6)
Other	0.6
Net Change	$(5.0)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(5.3)	(4.1)	(1.2)	(15.8)	(6.4)	(9.4)
Depreciation and amortization	6.2	5.7	0.5	19.1	17.2	1.9
Operating income (loss)	(1.0)	(1.7)	0.7	(3.2)	(10.9)	7.7
Other income	0.1	—	0.1	0.2	—	0.2
Interest charges	(9.2)	(2.3)	(6.9)	(17.4)	(9.7)	(7.7)
Segment (loss) before income taxes	(10.1)	(4.0)	(6.1)	(20.4)	(20.5)	0.1
Income (taxes) benefit	3.6	2.5	1.1	6.0	6.0	—
Segment (loss)	$(6.5)	$(1.5)	$(5.0)	$(14.3)	$(14.5)	$0.2

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The changes in operating expense for the three and nine months ended September 30, 2022 include decreases of $1.0 million and $8.2 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended September 30, 2022 compared to 2021
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2022
Change
Other income (deductions):	(In millions)

Decrease in donations and other contributions	$0.2
Lower equity method investment income from NMRD	(0.1)
Net Change	$0.1

Three Months Ended September 30, 2022
Change
Interest charges:	(In millions)

Higher interest on term loans	$(6.6)
Higher interest on short-term borrowings	(0.3)
Net Change	$(6.9)

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$(0.3)
Higher segment loss before income taxes	1.5
Lower non-deductible Merger related costs	0.1
Higher investment tax credit amortization	0.1
Higher state income tax effective rate	(0.4)
Other	0.1
Net Change	$1.1

Operating Results – Nine Months Ended September 30, 2022 compared to 2021
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2022
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.1
Decrease in donations and other contributions	0.1
Net Change	$0.2

Interest charges:

Higher interest on term loans	$(9.8)
Lower interest on short-term borrowings	0.1
Repayment of PNMR 2018 SUNs	2.0
Net Change	$(7.7)

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$0.9
Lower non-deductible merger related costs	0.8
Lower investment tax credit amortization	(0.8)
Higher state income tax effective rate	(0.9)
Net Change	$—

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2022, compared to September 30, 2021, are summarized as follows:

	Nine Months Ended September 30,
	2022	2021	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$427.5	$408.5	$19.0
Investing activities	(711.4)	(503.8)	(207.6)
Financing activities	288.4	96.8	191.6
Net change in cash and cash equivalents	$4.5	$1.6	$2.9

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
Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Nine Months Ended September 30,
	2022	2021	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(58.0)	$(44.9)	$(13.1)
Transmission and distribution	(247.8)	(188.1)	(59.7)
Nuclear fuel	(16.6)	(14.1)	(2.5)
	(322.4)	(247.1)	(75.3)
TNMP:
Transmission	(143.2)	(103.1)	(40.1)
Distribution	(216.2)	(130.3)	(85.9)
	(359.4)	(233.4)	(126.0)
Corporate and Other:
Computer hardware and software	(21.1)	(15.7)	(5.4)
	(702.9)	(496.2)	(206.7)

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$323.3	$396.9	$(73.6)
Purchases of investment securities	(332.5)	(405.2)	72.7
Distributions from NMRD	—	0.6	(0.6)
Other, net	0.7	0.1	0.6
	(8.5)	(7.6)	(0.9)
Net cash flows used in investing activities	$(711.4)	$(503.8)	$(207.6)

Cash Flows from Financing Activities

The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings decreased $2.5 million in 2022 compared to a decrease of $18.1 million in 2021, resulting in a net increase in cash flows from financing activities of $15.6 million
•In 2022, PNMR borrowed the remaining $100.0 million available under the PNMR 2021 Delayed-Draw Term Loan
•In 2022, TNMP issued $160.0 million aggregate principal amount of TNMP 2022 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes
•In 2022, PNM purchased two series of PCRBs totaling $31.5 million that were subject to maturity with available capacity under the PNM 2017 New Mexico Credit Facility
•In 2022, PNM entered into the 2022 Delayed Draw Term Loan and drew all $225.0 million using the proceeds to prepay the $75.0 million PNM 2021 Term Loan and for other corporate purposes

Financing Activities

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

The Company is continuing to closely monitor developments and is taking steps to mitigate the potential risks related to COVID-19. The Company is also closely monitoring the impacts on the capital markets of other macroeconomic conditions, including actions by the Federal Reserve to address inflationary concerns or other market conditions, and geopolitical activity. The Company currently believes it has adequate liquidity but cannot predict the extent or duration of the COVID-19 outbreak, the effects of any of these macroeconomic conditions on the global, national, or local economy, including the Company's ability to access capital in the financial markets, or on the Company's financial position, results of operations, and cash flows.

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

On August 5, 2022, PNM entered into the PNM 2022 Delayed-Draw Term Loan, among PNM, the lender parties thereto, and Royal Bank of Canada, as administrative agent. Upon closing, PNM drew $180.0 million to repay the $75.0 million PNM 2021 Term Loan ahead of its December 2022 maturity and for other corporate purposes. On September 30, 2022, PNM drew the remaining $45.0 million and used the proceeds for general corporate purposes. Draws on the PNM 2022 Delayed-Draw Term Loan bear interest at a variable rate, which was 3.53% at September 30, 2022, and must be repaid on or before February 5, 2024.

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

On May 2, 2022, PNMR entered into two separate 20-month hedging agreements for $150.0 million and $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 2.65%, plus a customary spread over SOFR, which is subject to change if there is a change in PNMR's credit rating. On May 20, 2022, PNMR entered into a third, 19-month, hedging agreement for $100.0 million to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 2.52%, plus a customary spread over SOFR, which is subject to change if there is a change in PNMR's credit rating. On September 30, 2022, PNMR entered into two additional 15-month hedging agreements for $100.0 million each, totaling $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established fixed interest rates of 4.17% and 4.18%, plus a customary spread over SOFR, which is subject to change if there is a change in PNMR's credit rating. On October 31, 2022, PNM entered into two additional 14-month hedging agreements for $100.0 million each, totaling $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established fixed interest rates of 4.66% and 4.65%, plus a customary spread over SOFR, which is subject to change if there is a change in PNMR's credit rating. These hedge agreements will also be accounted for as cash flow hedges.

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

On May 18, 2021, PNMR entered into the PNMR 2021 Delayed-Draw Term Loan, among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. In 2021, PNMR drew $900.0 million to repay and terminate existing indebtedness as discussed in Note 7 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K. On January 24, 2022, PNMR drew the remaining $100.0 million available. On May 20, 2022, PNMR amended and restated the PNMR 2021 Delayed-Draw Term Loan, extending its maturity to May 18, 2025 and providing for assignment of the term loan to Avangrid upon completion of the Merger. Draws on the PNMR 2021 Delayed-Draw Term Loan bear interest at a variable rate, which was 4.13% at September 30, 2022, and mature on May 18, 2025.

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock.

Key activities in PNMR’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through September 30, 2022, are:

	2022	2023-2026	Total
	(In millions)
Construction expenditures	$895.6	$3,679.1	$4,574.7
Dividends on PNMR common stock	119.3	477.2	596.5
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,015.4	$4,158.4	$5,173.8

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include amounts for PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM's Grid Modernization Application, which provides for a more resilient, reliable, efficient, and decarbonized electric system. Not included in the table above are incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to PNMR. See Note 6 of the Notes to the Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the nine months ended September 30, 2022, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $55.0 million of SUNs that mature in May 2023, and $130.0 million of PCRBs that mature in June 2023. See Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$86.3	$—	$86.3
PNM 2017 New Mexico Credit Facility	—	40.0	—	40.0
TNMP Revolving Credit Facility	3.0	100.0	—	100.0
PNMR Revolving Credit Facility	30.0	79.1	—	79.1

At September 30, 2022, the weighted average interest rates were 3.97% for the TNMP Revolving Credit Facility and 4.47% for the PNMR Revolving Credit Facility. As discussed above, at September 30, 2022, PNMR has active hedging arrangements to effectively fix the interest rate on $650.0 million of its consolidated, variable rate debt.

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

As of October 21, 2022, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of October 21, 2022, is as follows:

	PNM	TNMP	PNMR Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$100.0	$300.0	$800.0
PNM 2017 New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	100.0	300.0	840.0

Amounts outstanding as of October 21, 2022:
Revolving Credit Facility	—	3.5	55.4	58.9
PNM 2017 New Mexico Credit Facility	—	—	—	—
Letters of credit	—	—	3.4	3.4
Total short-term debt and letters of credit	—	3.5	58.8	62.3

Remaining availability as of October 21, 2022	$440.0	$96.5	$241.2	$777.7
Invested cash as of October 21, 2022	$14.9	$—	$0.9	$15.8

In addition to the above, PNMR has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of October 21, 2022, PNM, TNMP, and PNMR Development had no borrowings from PNMR under their intercompany loan agreements. However, PNMR had $6.4 million in intercompany borrowings from PNMR Development. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

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

	September 30, 2022	December 31, 2021
PNMR
PNMR common equity	35.0%	36.9%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	64.8	62.9
Total capitalization	100.0%	100.0%
PNM
PNM common equity	49.4%	50.9%
Preferred stock	0.3	0.3
Long-term debt	50.3	48.8
Total capitalization	100.0%	100.0%
TNMP
Common equity	50.1%	50.6%
Long-term debt	49.9	49.4
Total capitalization	100.0%	100.0%

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

As of September 30, 2022, approximately 52% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG. This reflects the retirement of SJGS Units 2 and 3 that occurred in December 2017 and the restructuring of ownership in SJGS Unit 4. These events reduced PNM’s entitlement in SJGS from 783 MW to 562 MW and caused the Company’s output of GHG to decrease when compared to 2017. With the retirement of SJGS Unit 1 in June 2022 and SJGS Unit 4 in September 2022, the percentage of PNM’s generating capacity from coal or gas-fired generation will be reduced to approximately 45%. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. As described in Note 16 of the Notes to Consolidated Financial Statements in the 2021 Annual Reports on Form 10-K, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG from the Company’s owned interests in SJGS, below 2005 levels. In 2020, PNM received authorization for a June 2022 abandonment of SJGS Units 1 and 4. On February 17, 2022, PNM notified the Commission that PNM had acquired permission of the SJGS owners and coal mine to temporarily extend operation of SJGS Unit 4 until September 30, 2022. This notification was due to SJGS replacement resources not being available for the summer 2022 peak load. In addition, PNM has filed the Four Corners Abandonment Application with the NMPRC for approval to sell its ownership interest in Four Corners by the end of 2024, although the NMPRC denied PNM's abandonment of Four Corners on December 15, 2021. On December 22, 2021, PNM filed a notice of appeal with the NM Supreme Court. On January 21, 2022, PNM filed its Statement of Issues regarding the appeal and on March 24, 2022, PNM filed its Brief in Chief. See additional discussion of the SJGS and Four Corners Abandonment in Note 12. Retiring PNM’s share of SJGS and exiting participation in Four Corners would further reduce PNM’s GHG as those two coal-fired stations represent approximately 86% of PNM's 2020 GHG emissions from generation.

As of September 30, 2022, PNM owned or procured power under PPAs from 1,057 MW of capacity from renewable generation resources. This is comprised of 158 MW of PNM owned solar as well as wind, solar-PV, and geothermal facilities aggregating to 658 MW, 230 MW, and 11 MW. These agreements currently have expiration dates beginning in January 2035 and extending through December 2047. The NMPRC has approved PNM’s request to enter into additional PPAs for renewable energy for an additional 1,190 MW of energy from solar-PV facilities combined with 650 MW of battery storage agreements. The entire portfolio of replacement resources approved by the NMPRC in PNM’s SJGS Abandonment Application includes replacement of SJGS capacity with the procurement of 650 MW of solar PPAs combined with 300 MW of battery storage agreements and the PVNGS Leased Interest Abandonment Application includes a 300 MW solar PPA combined with 300 MW battery storage agreement. In addition, the NMPRC issued an order that will allow PNM to service a data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. Approval of these renewable energy and battery resources should further reduce any exposure to GHG emissions risk. These estimates are subject to change due to underlying variables, including changes in PNM's generation portfolio, supplier's ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 11 and 12.

PNM also has a customer distributed solar generation program that represented 228.5 MW at September 30, 2022. PNM’s distributed solar programs will generate an estimated 457.0 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 5,936 GWh of electricity through 2021. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,500 GWh of electricity savings, which will avoid at least 1.0 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

Federal Legislation

President Biden has indicated that climate change is a top priority for his administration. On August 16, 2022, President Biden signed the IRA providing nearly $370 million in climate action over the next decade. The legislation is aimed at reducing carbon emissions by investing in a variety of efforts, including tax credits for renewables, battery storage and electric vehicle sales. On April 22, 2021, at the Earth Day Summit, as part of the U.S.’s re-entry into the Paris Agreement, President Biden unveiled the goal to cut U.S. emissions by 50% - 52% from 2005 levels by 2030, nearly double the GHG emissions reduction target set by the Obama Administration. The 2030 goal joins President Biden’s other climate goals which include a carbon pollution-free power sector by 2035 and a net-zero emissions economy by no later than 2050.

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the evolving nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  In its 2020 filing for Four Corners Abandonment, PNM analyzed resource portfolio plans for scenarios that assumed Four Corners will operate through 2031 and for scenarios that assumed PNM will exit Four Corners at the end of 2024. The key findings of the analysis include that exiting Four Corners in 2024 (subject to regulatory approval) would provide long-term economic benefits to PNM’s customers. See Note 12.

The ETA was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. Prior to the enactment of the ETA, the REA established a mandatory RPS requiring utilities to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The ETA amends the REA and requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Under the ETA provisions, PNM will also be required to meet a generation emission standard of no more than 400 lbs. of CO2 per MWh beginning in 2023 and not more than 200 lbs. per MWh beginning in 2032. PNM takes this requirement into account in its resource planning and it is expected that the standards will be met with the approved resource retirements and replacements. The ETA provides for a transition from coal-fired generating resources to carbon-free resources by allowing investor-owned utilities to issue Securitized Bonds, or “energy transition bonds,” to qualified investors related to the retirement of coal-fired generating facilities. Proceeds from the energy transition bonds must be used only for purposes related to providing utility service to customers and to pay “energy transition costs” (as defined by the ETA). These costs may include coal mine reclamation, plant decommissioning, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds provided by energy transition bonds may also be used to pay for severances for employees of the retired coal-fired generating facility and related coal mine, as well as to pay for job training, education, and economic development. Energy transition bonds must be issued under a NMPRC financing order and are paid by a non-bypassable charge paid by all customers of the issuing utility. The ETA also amends sections of the REA to allow for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to prioritize replacement resources in a manner intended to mitigate the economic impact to communities affected by these plant retirements. See additional discussion of the ETA in Note 11. PNM expects the ETA will have a significant impact on PNM’s future generation portfolio. In compliance with the ETA, on June 15, 2022, the NMED announced a new rulemaking, Carbon Dioxide Emission Standards for Electric Generating Facilities, to develop carbon emission standards for new and existing electric coal-fired generating facilities. An informal comment period for the draft proposal ran from June 15, 2022 through June 29, 2022. On July 1, 2022, NMED requested the Environmental Improvement Board to docket the matter and set a schedule for pre-filed technical testimony which was filed on September 14, 2022, pre-filed rebuttal testimony which was filed on October 12, 2022, and a public hearing that was held on October 26 and 27, 2022. On October 28, 2022, the rule was passed which adopts new carbon emission standards for new and existing coal-fired power plants.

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

As of September 30, 2022, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2021 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. In the nine months ended September 30, 2022 and 2021, the effects of mark-to-market commodity derivative instruments had no impact to PNM's net earnings and $14.4 million and $1.9 million of fair value losses have been recorded as a regulatory asset. All of the fair values as of September 30, 2022, were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by 2023.
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

Schedule of Credit Risk Exposure
September 30, 2022
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$22,747	3	$13,320
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	2,317	—	—
Non-investment grade	—	—	—
Total	$25,064		$13,320

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At September 30, 2022, PNMR held $0.2 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of September 30, 2022, was $7.3 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of PNM’s and TNMP's long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-term debt must be refinanced, repriced or redeemed. PNMR's debt and the revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates continue to rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity and hedging arrangements like those executed by PNMR in May, September, and October 2022, and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities and term loans are based on SOFR.

At October 21, 2022, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	4.79%	$55,400	$300,000
PNM Revolving Credit Facility	—	—	400,000
PNM 2017 New Mexico Credit Facility	—	—	40,000
TNMP Revolving Credit Facility	4.02	3,500	100,000
		$58,900	$840,000
Long-term Debt:
PNMR 2021 Delayed-Draw Term Loan	4.13%	$1,000,000
PNM 2022 Term Loan	3.94	225,000
		$1,225,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $376.7 million at September 30, 2022, of which 61.1% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2022, the decrease in the fair value of the fixed-rate securities would be 1.8%, or $4.1 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at September 30, 2022. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 34.8% of the securities held by the trusts as of September 30, 2022. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $13.1 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•Cooling Water Intake Structures
•Santa Fe Generating Station
•Navajo Nations Allottee Matters
•City of Farmington Opposition to Closure of SJGS
Note 12

•PNMR – Merger Regulatory Proceedings
•PNM – 2020 Decoupling Petition
•PNM – SJGS Abandonment Application
•PNM – Four Corners Abandonment Application
•PNM – PVNGS Leased Interest Abandonment Application
•PNM – Grid Modernization Application
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

Interest rates have increased and may continue to increase in the future. As a result, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. In addition, because we use both fixed and variable rate debt, we are exposed to market risk due to the floating interest rates on our variable rate borrowings. Our results of operations, cash flows and financial position could be affected adversely by significant fluctuations in interest rates from current levels.

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
Term Loan Agreement, dated as of August 5, 2022, among Public Service Company of New Mexico, the lender parties thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to PNM's Report on Form 8-K filed August 5, 2022)

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

PNM RESOURCES, INC. TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	November 4, 2022	/s/ Henry E. Monroy
Henry E. Monroy
Vice President and Corporate Controller
(Officer duly authorized to sign this report)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	November 4, 2022	/s/ Henry E. Monroy
Henry E. Monroy
Vice President, Regulatory and Corporate Controller
(Officer duly authorized to sign this report)