Form 10-K
period 2022-12-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2023-02-28
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10 D-1(b). ☐

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of February 17, 2023, shares of common stock outstanding were:

PNMR	85,834,874
PNM	39,117,799
TNMP	6,358

On June 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $47.78 per share reported by The Wall Street Journal, was $4,101,190,280. PNM and TNMP have no common stock held by non-affiliates.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of shareholders of PNMR to be held on May 9, 2023.

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
1

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ABO	Accumulated Benefit Obligation
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
Anaheim	City of Anaheim, California
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
BTU	British Thermal Unit
CAA	Clean Air Act
CAISO	California Independent System Operator
Carbon Pollution Standards	Carbon Pollution Standards established by the EPA on August 3, 2015
Casa Mesa Wind	Casa Mesa Wind Energy Center
CCAE	Coalition for Clean Affordable Energy
CCR	Coal Combustion Residuals
CFIUS	Committee on Foreign Investment in the United States
CFRE	Citizens for Fair Rates and the Environment
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
Community Solar Act	Senate Bill 84 effective June 18, 2021
COVID-19	Novel coronavirus global pandemic
CSA	Coal Supply Agreement
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCOS	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
End Date	The date at which the Merger Agreement may be terminated if the Effective Time has not yet occurred; January 20, 2022, subsequently extended to April 20, 2023.
Energy Transition Charge	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
EUEA	The New Mexico Efficient Use of Energy Act
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board

FAST Act	SEC’s modernization and simplification of Regulation S-K
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTC	Federal Trade Commission
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
Grid Modernization Application	PNM's October 3, 2022 application for approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
HSR	Hart-Scott Rodino Antitrust Improvement Act of 1976
IBEW	International Brotherhood of Electrical Workers
Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
Joint Applicants	PNM, PNMR, Merger Sub, Avangrid and Iberdrola, S.A.
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind I	La Joya Wind Facility generating 166 MW of output that became operational in February 2021
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
La Luz	La Luz Generating Station
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
Leeward	Leeward Renewable Energy Development, LLC
LIBOR	London Interbank Offered Rate
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Los Alamos	The Incorporated County of Los Alamos, New Mexico
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub, as amended by the amendment to the Merger Agreement dated January 3, 2022
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined below)
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center

NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2019 $40.0 Million Term Loan	PNM’s $40.0 Million Unsecured Term Loan
PNM 2021 Fixed Rate PCRBs	PNM’s $100.3 million PCRBs remarketed on October 1, 2021
PNM 2021 Note Purchase Agreement	PNM’s Agreement for the sale of PNM’s 2021 SUNs
PNM 2021 SUNs	PNM’s $160.0 Million Senior Unsecured Notes issued on July 14, 2021
PNM 2021 Term Loan	PNM’s $75.0 Million 18-month Unsecured Term Loan that was repaid on August 5, 2022
PNM 2022 Delayed- Draw Term Loan	PNM's $225.0 million Unsecured Term Loan that matures February 5, 2024
PNM Floating Rate PCRBs	PNM's $100.3 million PCRBs remarketed on July 1, 2020
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNM September 2021 Note Purchase Agreement	PNM’s Agreement for the sale of PNM’s September 2021 SUNs
PNM September 2021 SUNs	PNM’s $150.0 Million Senior Unsecured Notes issued on December 2, 2021
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2018 SUNS	PNMR’s $300.0 Million Senior Unsecured Notes issued on March 9, 2018
PNMR 2018 Two-Year Term Loan	PNMR’s $50.0 Million Two-Year Unsecured Term Loan
PNMR 2019 Term Loan	PNMR’s $150.0 Million Unsecured Term Loan
PNMR 2020 Forward Equity Sale Agreements	PNMR’s Block Equity Sale of 6.2 million Shares of PNMR Common Stock with Forward Sales Agreement
PNMR 2020 Term Loan	PNMR’s $150.0 million Unsecured Term Loan that was repaid on May 18, 2021
v

PNMR 2020 Delayed-Draw Term Loan	PNMR’s $300.0 million Unsecured Delayed-Draw Term Loan that was repaid on May 18, 2021
PNMR 2021 Delayed-Draw Term Loan	PNMR’s $1.0 Billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
PNMR 2022 ATM Program	PNMR’s agreement to sell up to an aggregate sales price of $200.0 million of common stock
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $40.0 million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $65.0 Million Unsecured Term Loan that was repaid on May 18, 2021
PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RFP	Request For Proposal
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SEC	United States Securities and Exchange Commission
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCEQ	Texas Commission on Environmental Quality
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2021 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2021 Bond Purchase Agreement
TNMP 2021 Bond Purchase Agreement	TNMP’s Agreement for the sale of TNMP’s 2021 First Mortgage Bonds
TNMP 2022 Bonds	TNMP's First Mortgage Bonds to be issued under the TNMP 2022 Bond Purchase Agreement

TNMP 2022 Bond Purchase Agreement	TNMP's Agreement for the sale of an aggregate $160.0 million of TNMP's 2022 Bonds
TNMP FMBs	TNMP’s aggregate $750.0 Million of outstanding 2014 to 2020 First Mortgage Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
TSAs	Transmission Service Agreements
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power Systems
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
Western Spirit Line	An approximately 150-mile 345-kV transmission line that PNM purchased in December 2021
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC
WSPP	Western Systems Power Pool

PART I

ITEM 1.BUSINESS

THE COMPANY
Overview
PNMR is an investor-owned holding company with two regulated utilities serving approximately 815,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.
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

Merger

On October 20, 2020, PNMR, Avangrid and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. Pursuant to the Merger Agreement, each issued and outstanding share of PNMR common stock at the Effective Time will be converted into the right to receive $50.30 in cash. The proposed Merger has been unanimously approved by the Boards of Directors of PNMR, Avangrid, and Merger Sub and approved by PNMR shareholders at a special meeting of shareholders held on February 12, 2021.

The Merger Agreement provided that it may be terminated by each of PNMR and Avangrid under certain circumstances, including if the Effective Time shall not have occurred by the January 20, 2022 End Date. On December 8, 2021, the NMPRC issued an order rejecting the stipulation agreement relating to the Merger. In light of the NMPRC ruling, on

January 3, 2022, PNMR, Avangrid and Merger Sub entered into an Amendment to the Merger Agreement pursuant to which PNMR and Avangrid agreed to extend the End Date to April 20, 2023. For additional discussion regarding the Merger see Note 22.

WEBSITES
The PNMR website is an important source of Company information. New or updated information for public access is routinely posted.  PNMR encourages analysts, investors, and other interested parties to register on the website to automatically receive Company information by e-mail. This information includes news releases, notices of webcasts, and filings with the SEC. Participants will not receive information that was not requested and can unsubscribe at any time.
Our corporate websites are:

•PNMR: www.pnmresources.com
•PNM: www.pnm.com
•TNMP: www.tnmp.com

PNMR’s corporate website includes a dedicated section providing key environmental and other sustainability information related to PNM’s and TNMP’s operations and other information that collectively demonstrates the Company’s commitment to ESG principles. This information highlights plans for PNM to be coal-free by 2024 (subject to regulatory approval) and to have an emissions-free generating portfolio by 2040.

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

PNM
Operational Information

PNM is an electric utility that provides electric generation, transmission, and distribution service to its rate-regulated customers. PNM was incorporated in the State of New Mexico in 1917. PNM’s retail electric service territory covers a large area of north-central New Mexico, including the cities of Albuquerque, Rio Rancho, and Santa Fe, and certain areas of southern New Mexico. Service to retail electric customers is subject to the jurisdiction of the NMPRC. The largest retail electric customer served by PNM accounted for 3.6% of its revenues for the year ended December 31, 2022. Other services provided by PNM include wholesale transmission services to third parties. Regulation encompasses the utility’s electric rates, service, accounting, issuances of securities, construction of major new generation, abandonment of existing generation, types of generation resources, transmission and distribution facilities, and other matters. See Notes 16 and 17 for additional information on rate cases and other regulatory matters.

Weather-normalized retail electric KWh sales increased by 1.5% in 2022 and by 0.3% in 2021. The system peak demands for retail customers are as follows:

System Peak Demands

	2022	2021	2020
	(Megawatts)
Summer	2,139	1,968	1,974
Winter	1,526	1,518	1,460
PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow the utility to access public rights-of-way for placement of its electric facilities. Franchise agreements have expired in some areas PNM serves. Because PNM remains obligated under New Mexico state law to provide service to customers in these areas, the expirations should not have a material adverse impact. The Albuquerque and Rio Rancho metropolitan areas accounted for 31.7% and 5.5% of PNM’s 2022 revenues and no other franchise area represents more than 5%. PNM also earns revenues from its electric retail operations in its service areas that do not require franchise agreements.

PNM owns 3,428 miles of electric transmission lines that interconnect with other utilities in New Mexico, Arizona, Colorado, Texas, and Utah. New Mexico is frequently characterized by its high potential for solar and wind capacity. PNM owns transmission capacity in an area of eastern New Mexico with large wind generation potential and in recent years there has been substantial interest by developers of wind generation to interconnect to PNM’s transmission system in this area. In 2021, PNM invested approximately $285 million for the expansion of PNM’s transmission system reflecting the purchase of the Western Spirit Line to provide additional service to transmit power from these generation resources to customers in New Mexico and California. Services under related transmission agreements were initiated using an incremental rate in December 2021, which significantly increased revenue in 2022 compared to 2021. See Note 4.

PNM began participating in the EIM on April 1, 2021 which has generated cost savings that are passed through to customers in PNM’s FPPAC. PNM also engages in activities to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-ahead, week-ahead, and other sales of excess generation not required to fulfill retail load and contractual commitments. These activities have significantly increased Electric operating revenues and are passed on to customers under PNM’s FPPAC with no impact to net earnings. PNM continues to evaluate opportunities that benefit customers and is exploring opportunities with the expectation of reliably achieving incrementally greater cost savings and using the region’s increasing renewable resources more efficiently. PNM supports efforts in the Western United States to expand regional market opportunities by participating in day-ahead market design initiatives and discussions on Regional Transmission Organization formation. As PNM transitions its system to achieve 100% carbon emission-free generation, PNM is faced with resource adequacy concerns in the summer peak periods to reliably service its customers. See Note 17 for further discussion on summer peak resource adequacy.

Regulatory Activities

NMPRC Regulated Retail Rate Proceedings

The rates PNM charges retail customers are subject to traditional rate regulation by the NMPRC. In December 2022, PNM filed the 2024 Rate Change with the NMPRC. The application proposes an increase of $63.8 million in base non-fuel revenues. The requested increase is based on a calendar year 2024 FTY and the request reflects an ROE of 10.25%. The requested change primarily reflects investments in transmission and distribution infrastructure, largely offset by cost reductions resulting from PNM’s transition to lower-cost, clean generation resources including the retirement of the SJGS and expiration of leased capacity from PVNGS. The request also includes updated depreciation rates for natural gas plants to align with the Company’s 2040 carbon-free portfolio goal. See Note 17.

In October 2022, PNM filed its Grid Modernization Application with the NMPRC. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM's application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. See Note 17.

PNM has a NMPRC-approved rate rider to collect costs for renewable energy procurements that are not otherwise being collected in rates. If PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operation, exceeds the NMPRC-approved rate by 0.5%, the rider provides that PNM would refund the excess to customers during the following year. PNM slightly exceeded the limitation in 2022 but not in 2021. See Note 17. The NMPRC has also approved riders designed to allow PNM to bill and collect substantially all fuel and purchased power costs, costs of approved energy efficiency initiatives, and costs associated with enhancing transportation electrification in New Mexico.

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

In early 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and to issue approximately $300 million of energy transition bonds as provided by the ETA. PNM's request provided background on the prudence of PNM's investment in Four Corners and explained how the proposed sale and abandonment provides a net public benefit. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application.

The ETA has and will have a significant impact on PNM’s future generation portfolio, including PNM’s retirement of SJGS in 2022 and the planned Four Corners exit in 2024 (subject to regulatory approval). PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement resource filings with the NMPRC. See additional discussion of the ETA and PNM’s SJGS and Four Corners Abandonment Applications in Notes 16 and 17.

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

TNMP’s service territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of the Dallas-Fort Worth International Airport, eastward to municipalities near the Red River, and to communities north, west, and south of Fort Worth. The second portion of its service territory includes the area along the Texas Gulf Coast between Houston and Galveston, and the third portion includes areas of far west Texas between Midland and El Paso. TNMP owns 992 miles of electric transmission lines that interconnect with other utilities in Texas.

There has been a significant increase in interconnection requests and cryptocurrency mining applications on the TNMP system, which has necessitated new transmission stations, upgrades at existing stations, and transmission line capacity upgrades.

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

For its volumetric load consumers billed on KWh usage, TNMP experienced an increase in weather normalized retail KWh sales of 2.4% in 2022 and a decrease of 0.8% in 2021. For its weather normalized demand-based load, excluding retail transmission consumers, TNMP experienced an increase of 17.3% in 2022 and an increase of 1.8% in 2021. As of December 31, 2022, 109 active REPs receive transmission and distribution services from TNMP. In 2022, the two largest REPs accounted for 27% and 20% of TNMP’s operating revenues. No other consumer accounted for more than 10% of revenues.

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

The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT approved interim adjustments to TNMP’s transmission rates of $14.1 million in March 2021, $6.3 million in September 2021, $14.2 million in March 2022, and $5.3 million in September 2022. On January 23, 2023, TNMP filed an application to further update its transmission rates, which would increase revenues by $19.4 million annually. The application is pending before the PUCT. The PUCT approved interim adjustments to TNMP’s distribution revenue requirement of $13.5 million in September 2021 and $6.8 million in September 2022. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs.

Corporate and Other

The Corporate and Other segment includes PNMR holding company activities, primarily related to corporate level debt and the activities of PNMR Services Company. PNMR Services Company provides corporate services through shared services agreements to PNMR and all of PNMR’s business units, including PNM and TNMP. These services are charged and billed at cost on a monthly basis to the business units. The activities of PNMR Development and NMRD are also included in Corporate and Other.
SOURCES OF POWER
PNM
Generation Capacity

As of December 31, 2022, the total net generation capacity of facilities owned or leased by PNM was 1,606 MW. PNM also obtains power under long-term PPAs for the power produced by Valencia, New Mexico Wind, Red Mesa Wind, Casa Mesa Wind, La Joya Wind I and II, the Lightning Dock Geothermal facility, the Solar Direct solar facility, the Route 66 solar facility, and the NMRD-owned solar facilities.

PNM’s capacity in electric generating facilities, which are owned, leased, or under PPAs, in commercial operation as of December 31, 2022 is:

			Generation		Percent of
			Capacity		Generation
Type	Name	Location	(MW)		Capacity
Coal	Four Corners	Fruitland, New Mexico	200		7.5%

Gas	Reeves Station	Albuquerque, New Mexico	146		5.6%
Gas	Afton (combined cycle)	La Mesa, New Mexico	235		8.8%
Gas	Lordsburg	Lordsburg, New Mexico	85		3.2%
Gas	Luna (combined cycle)	Deming, New Mexico	190		7.1%
Gas/Oil	Rio Bravo	Albuquerque, New Mexico	149		5.6%
Gas	Valencia	Belen, New Mexico	155		5.8%
Gas	La Luz	Belen, New Mexico	41		1.5%
Gas-fired resources			1,001		37.6%

Nuclear	PVNGS	Wintersburg, Arizona	402	[1]	15.1%

Solar	PNM-owned solar	Twenty-four sites in New Mexico	158		6.0%
Solar	NMRD-owned solar	Los Lunas, New Mexico	130		4.9%
Solar	Solar Direct	Rio Arriba County, New Mexico	50		1.9%
Solar	Route 66	Cibola County, New Mexico	50		1.9%
Wind	New Mexico Wind	House, New Mexico	200		7.5%
Wind	Red Mesa Wind	Seboyeta, New Mexico	102		3.8%
Wind	Casa Mesa Wind	House, New Mexico	50		1.9%
Wind	La Joya Wind I	Torrance, New Mexico	166		6.2%
Wind	La Joya Wind II	Torrance, New Mexico	140		5.3%
Geothermal	Lightning Dock Geothermal	Lordsburg, New Mexico	11		0.4%
Renewable resources			1,057		39.8%
			2,660		100.0%
1 Represents 10.2% of the power and energy generated by PVNGS. In January 2023, leased capacity of 104 MW in PVNGS Unit 1 expired and the rights to the capacity were acquired by SRP from the lessors. Subsequently, PNM’s interest in PVNGS represents 7.6% and 298 MW.

The NMPRC has approved plans for PNM to procure energy and RECs from additional solar-PV renewable resources totaling 1,090 MW to serve retail customers and a data center located in PNM’s service territory, including the portfolio to replace SJGS with solar PPAs of 550 MW combined with 270 MW of battery storage agreements. The PVNGS Leased Interest Abandonment Application approved by the NMPRC includes solar PPAs of 300 MW combined with 300 MW of battery storage agreements. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements. If adjusted for these plans, the table above would reflect the percentage of generation capacity from fossil-fueled resources of 28.2%, from nuclear resources of 6.8%, and from renewable and battery storage resources of 65.0%. In addition, PNM also has a customer distributed solar generation program that represented 239.1 MW at December 31, 2022.

Fossil‑Fueled Plants

SJGS was a four-unit coal-fired plant operated by PNM. SJGS Units 2 and 3 were retired in December 2017. SJGS Unit 1 was retired in June 2022, and Unit 4 was retired in September 2022.

Four Corners Units 4 and 5 are 13% owned by PNM. These units are jointly owned with APS, SRP, Tucson, and NTEC, and are operated by APS. PNM had no ownership interest in Four Corners Units 1, 2, or 3, which were shut down by APS in 2013. The Four Corners plant site is located on land within the Navajo Nation and is subject to an easement from the federal government. APS, on behalf of the Four Corners participants, negotiated amendments to extend the owners’ right to operate the plant on the site to July 2041. In June 2021, APS and the owners of Four Corners entered into agreements to operate Four Corners seasonally beginning in Fall 2023, subject to the necessary approvals including PNM’s Four Corners Abandonment Application at the NMPRC. Under seasonal operations, a single unit will remain online year-round, subject to market conditions as well as planned maintenance outages and unplanned outages. In addition, the other unit will be operational throughout the summer season when customer demand is the highest. PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024. See Note 17.

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

Nuclear Plant

PNM is participating in the three units of PVNGS with APS (the operating agent), SRP, EPE, SCE, SCPPA, and the Department of Water and Power of the City of Los Angeles. Currently, PNM has ownership interests of 2.3% in Unit 1, 9.4% in Unit 2, and 10.2% in Unit 3 and has leasehold interests of 0.8% in Unit 2. The lease payments for the leased portions of PVNGS are recovered through retail rates approved by the NMPRC.

On April 5, 2021, PNM and SRP entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to SRP certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2, which SRP has agreed to acquire from the lessors upon termination of the existing leases. The proposed transaction between PNM and SRP received all necessary approvals, and in January 2023, the Unit 1 leases expired and PNM relinquished the associated 7.9% entitlement share of the power and energy generated by Unit 1. The remaining Unit 2 lease will expire in January 2024. See Notes 16 and 17 for information on other PVNGS matters including the PVNGS Leased Interest Abandonment Application and Note 8 for additional information concerning the PVNGS leases.

Renewables

At December 31, 2022, PNM owns 158 MW of solar facilities in commercial operation. In addition, PNM purchases renewable power under long-term PPAs to serve New Mexico retail customers, including a data center located in PNM’s service territory. At December 31, 2022, renewable energy procured under these agreements from wind, solar-PV, and geothermal facilities aggregated to 658 MW, 230 MW, and 11 MW. These agreements currently have expiration dates beginning in January 2035 and extending through May 2047. The NMPRC has approved PNM’s request to enter into additional PPAs for renewable energy for an additional 1,090 MW of energy from solar-PV facilities combined with 620 MW of battery storage agreements with an anticipated 350 MW expected to come online in 2023. The entire portfolio of replacement resources approved by the NMPRC in PNM’s SJGS Abandonment Application includes replacement of SJGS capacity with the procurement of 550 MW of solar PPAs combined with 270 MW of battery storage agreements. The PVNGS Leased Interest Abandonment Application approved by the NMPRC for replacement of 114 MW of PVNGS capacity and to ensure system reliability and load needs are met includes procurement of 300 MW of solar PPAs combined with 300 MW of battery storage agreements. In addition, the NMPRC issued an order that will allow PNM to service a data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. See Note 17.

A summary of purchased power, excluding Valencia, is as follows:

	Year Ended December 31,
	2022	2021
Purchased under long-term PPAs
MWh	3,179,472	3,107,696
Cost per MWh	$37.45	$33.95
Other purchased power
Total MWh (1)	5,645,918	2,510,263
Cost per MWh	$67.15	$45.97
(1) Increase in 2022 primarily resulted from PNM’s participation in the EIM. See Note 4.

Plant Operating Statistics

Equivalent availability of PNM’s major base-load generating stations was:

Plant	Operator	2022	2021
SJGS	PNM	82.1%	74.2%
Four Corners	APS	83.2%	66.1%
PVNGS	APS	90.7%	91.7%
Joint Projects

SJGS, PVNGS, Four Corners, and Luna are joint projects each owned or leased by several different entities. Some participants in the joint projects are investor-owned entities, while others are privately, municipally, or co-operatively owned. Furthermore, participants in SJGS had varying percentage interest in different generating units within the project and have different percentage interest with respect to plant decommissioning and coal mine reclamation obligations. On April 1, 2020, the NMPRC approved the abandonment of PNM’s remaining interest in SJGS on June 30, 2022. On February 17 2022, PNM filed a request with the NMPRC to extend operation of SJGS Unit 4 until September 30, 2022. The filing provided that PNM had obtained agreement from the SJGS owners to extend operation of Unit 4, but was unable to secure the extended operation of Unit 1. See Note 17 for additional information about PNM’s SJGS Abandonment Application.

The primary operating or participation agreements for the other joint projects expire July 2041 for Four Corners, December 2046 for Luna, and November 2047 for PVNGS. As described above, Four Corners is located on land within the Navajo Nation and is subject to an easement from the federal government. On January 8, 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024. See Note 17 for additional information about PNM’s Four Corners Abandonment Application. Portions of PNM’s interests in PVNGS are held under leases. See Nuclear Plant above and Note 8 regarding PNM’s actions related to these leases.

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

FUEL
PNM
The percentages (on the basis of KWh) of PNM’s generation of electricity, including Valencia, fueled by coal, nuclear fuel, and gas and oil, and the average costs to PNM of those fuels per MMBTU were as follows:

	Coal		Nuclear		Gas
	Percent of Generation	Average Cost	Percent of Generation	Average Cost	Percent of Generation	Average Cost
2022	36.7%	$2.97	35.4%	$0.73	23.9%	$7.61
2021	44.3%	$3.02	34.8%	$0.68	16.8%	$6.02

In both 2022 and 2021, 4.1% of PNM’s generation was from utility-owned solar, which has no fuel cost. The generation mix for 2023, including power procured under long-term PPAs, is expected to be 12.4% coal, 26.7% nuclear, 30.9% gas, and 30.0% from renewable resources, including solar, wind, and geothermal. Due to locally available natural gas, the utilization of locally available coal deposits, and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future. See Sources of Power – PNM – Renewables for information concerning the cost of purchased power. PNM recovers substantially all of its fuel and purchased power costs through the FPPAC.

Coal

SJGS and Four Corners are coal-fired generating plants that obtain their coal requirements from mines near the plants. Substantially all of PNM’s coal costs are passed on to PNM’s customers under the FPPAC. The coal supply contract for SJGS expired on September 30, 2022. The coal supply arrangement for Four Corners runs through July 6, 2031 and provides for pricing adjustments over its term based on economic indices. In connection with the proposed exit of Four Corners, PNM would make payments totaling $75.0 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after December 31, 2024.

See Note 16 for additional information about PNM’s coal supply arrangements. See Note 17 for additional information about PNM’s SJGS Abandonment Application, PNM’s Four Corners Abandonment Application, and PNM’s IRP, which all focus on a carbon-free electricity portfolio by 2040 that would eliminate coal at the end of 2024.
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

Nuclear Fuel and Waste

PNM is one of several participants in PVNGS. The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The PVNGS participants have contracted for 100% of PVNGS’s requirements for uranium concentrates through 2025 and an average of 61% through 2030. Additional needed supplies are covered through existing inventories or spot market transactions. For conversion services, 100% are contracted through 2025 and an average of 90% through 2030. Additional needed conversion services are covered through existing inventories or spot market transactions. For enrichment services, 80% is contracted through 2026. For fuel assembly fabrication 100% is contracted through 2027.
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

HUMAN CAPITAL RESOURCES

PNM Resources depends on over 1,500 dedicated employees to deliver outstanding customer service and transform into an emissions-free generation future.

Culture

Our diverse and inclusive workforce make the Company successful through our core values of safety, caring, and integrity. Our culture fosters an accountability and behavioral mindset to sustain shared purpose. Transparency, collaboration, and innovation create both individual and organizational focus on achieving key results. Aligned with the core value of safety, we continued an in-depth safety culture initiative with training and actionable plans integrated into leadership development. In addition, we incorporate mental and physical well-being into our culture through a robust employee wellness program.

Talent Management and Total Rewards

We seek to attract and retain a highly skilled workforce by offering competitive compensation and benefits as well as opportunities for career advancement. Total compensation packages are reviewed regularly to ensure competitiveness within the industry and consistency with performance levels. We are committed to leadership development and mentorship programs, which ensure our leaders’ success and provide diverse learning plans for all employees.

Diversity and Inclusion

Our core values also drive a culture committed to diversity and inclusion. Our diverse workforce enables the Company to provide exceptional value to our customers and stakeholders. Our 1,537 employees include 34% represented by a bargaining unit, 28% women, 53% minorities, 14% identified as disabled, and 8% veterans. Our diversity goal at the Company is for our workforce to mirror the communities we serve. To enhance diversity, we take a multi-tiered approach, including required training for all employees on topics including Americans with Disability Act and diversity in the workplace and leaders are trained in unconscious bias, incorporating diversity into our hiring process and undertaking targeted recruitment with organizations supporting diverse candidates. Compensation equity is reviewed three times per year and we perform a robust annual succession planning process, including an evaluation of our programs for diversity and inclusion.

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
Employees
The following table sets forth the number of employees of PNMR, PNM, and TNMP as of December 31, 2022:

	PNMR	PNM	TNMP
Corporate (1)	419	—	—
PNM	751	751	—
TNMP	367	—	367
Total	1,537	751	367
(1) Represents employees of PNMR Services Company.

As of December 31, 2022, PNM had 325 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW Local 611 that is in effect through April 30, 2023. In January 2023, PNM and IBEW Local 611 agreed to a successor collective bargaining agreement effective May 1, 2023 through April 30, 2026. As of December 31, 2022, TNMP had 193 employees represented by IBEW Local 66 covered by a collective bargaining agreement that is in effect through August 31, 2024. The wages and benefits for PNM and TNMP employees who are members of the IBEW are typically included in the rates charged to electric customers and consumers, subject to approval of the NMPRC and PUCT.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors, which are neither presented in order of importance nor weighted, include:

•The expected timing and likelihood of completion of the pending Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending Merger that could reduce anticipated benefits or cause the parties to abandon the transaction
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement
•The risk that the parties may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all
•The risk that the proposed Merger could have an adverse effect on the ability of PNMR to retain and hire key personnel and maintain relationships with its customers and suppliers, and on its operating results and businesses generally
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the outcome of the 2024 Rate Change, prudence of PNM’s undepreciated investments in Four Corners and recovery of PNM’s investments and other costs associated with that plant, revisions to its rates to remove SJGS by issuing rate credits prior to issuing Securitized Bonds and the establishment of the Energy Transition Charge, and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the 2024 Rate Change, other regulatory proceedings, or resulting from potential mid-term or long-term impacts related to COVID-19
•Uncertainty relating to PNM’s decision to return the leased generating capacity in PVNGS Units 1 and 2 at the expiration of their lease terms in 2023 and 2024, including future regulatory outcomes relating to the ratemaking treatment
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the changes in PNM’s generation entitlement share for PVNGS following termination of the leases in 2023 and 2024, and the proposed exit from Four Corners
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings including the 2024 Rate Change
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt and access the financial markets in order to provide financing to repay or refinance debt as it comes due and for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates resulting from any negative impacts from the 2024 Rate Change or other regulatory proceedings, economic impacts of COVID-19, actions by the Federal Reserve, geopolitical activity, or the entry into the Merger Agreement
•The risks associated with the cost and completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including renewable energy resources, and approved PPAs related to replacement resources for facilities to be retired or for which the leases will terminate), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the impacts of COVID-19, as well as the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the interpretation of changes in tax laws, the Inflation Reduction Act of 2022, the Infrastructure Investment and Jobs Act, and other matters

•Risks related to climate change, including potential financial and reputational risks resulting from increased stakeholder scrutiny related to climate change, litigation, legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets
•Changes in price and availability of fuel and water supplies, including the ability of the mine supplying coal to Four Corners and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from actions by the Federal Reserve to address inflationary concerns, international developments and the impacts of COVID-19
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate the coal supply at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

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
Regulatory Risks
The profitability of PNMR’s utilities depends on being able to recover their costs through regulated rates and earn a fair return on invested capital, including investments in its generating plants. Without timely cost recovery, including recovery of undepreciated investments and other costs associated with abandoning generation facilities, and the opportunity to earn a fair return on capital investments, PNMR’s liquidity and results of operations could be negatively impacted. Further, PNM and TNMP are in a period of significant capital expenditures. While increased capital investments, higher interest rates, and other costs are placing upward pressure on rates charged to customers, energy efficiency initiatives and other factors are placing downward pressure on customer usage. The combination of these matters could adversely affect the Company’s results of operations and cash flows.
The rates PNM charges its customers are regulated by the NMPRC and FERC. TNMP is regulated by the PUCT. The Company is in a period requiring significant capital investment and is projecting total construction expenditures for the years 2023-2027 to be $4.6 billion. PNM and TNMP anticipate a trend toward increasing costs, for which they will have to seek regulatory recovery. These costs include or are related to costs of asset construction for generation, transmission, and distribution systems necessary to provide electric service, as well as the cost to remove and retire existing assets, environmental compliance expenditures, regulatory mandates to acquire power from renewable resources, regulation related to nuclear safety, increased costs related to cybersecurity, increased interest costs to finance capital investments, and depreciation.

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

On April 2, 2021, PNM filed an application with the NMPRC requesting approval for the decertification and abandonment of 114 MW of leased PVNGS capacity, sale and transfer of related assets, and approval to procure new resources (“PVNGS Leased Interest Abandonment Application”). On August 25, 2021, the NMPRC issued an order granting dismissal of PNM's requests for approval to abandon and decertify the Leased Interest; dismissal of PNM's request for approval to sell and transfer the related assets; and dismissal of PNM's request to create regulatory assets for the associated remaining undepreciated investments, but does not preclude PNM seeking recovery of the costs in a general rate case. On November 18, 2022, the NMPRC issued an accounting order requiring PNM to establish a regulatory liability to track and account for, upon termination of the PVNGS leases, all costs currently borne by ratepayers associated with those leases during pendency of the 2024 Rate Change, subject to a determination of ratemaking treatment. In addition, PNM may establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases, and to record differences in the proceeds from SRP for the sale of the PVNGS Leased Assets and the actual book value for which recovery of these costs will be determined in the 2024 Rate Change. In the 2024 Rate Change, PNM must also address unresolved issues including whether PNM’s decision to renew the five leases and repurchase 64.1 MW of PVNGS Unit 2 capacity exposed ratepayers to additional financial liability beyond that to which they would otherwise have been exposed, and whether PNM should be denied recovery of future decommissioning expenses as a remedy for imprudence. PNM is unable to predict the outcome of this matter. See additional discussion of PNM’s PVNGS Leased Interest Abandonment Application in Note 17.

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

In December 2022, PNM filed the 2024 Rate Change that include investments in transmission and distribution infrastructure for the six years between 2019 through 2024 as primary drivers of PNM’s identified revenue deficiency and a request for an ROE of 10.25%. The revenue deficiency is largely offset by cost reductions resulting from PNM’s transition to lower-cost, clean generation resources. An adverse outcome in the 2024 Rate Change could negatively impact PNM’s financial position, results of operation, and cash flows. See Note 17.

PNM currently recovers the cost of fuel for its generation facilities through its FPPAC. In December 2013, a new fifteen-year coal supply contract for Four Corners beginning in July 2016 was executed. The Four Corners contract provides for pricing adjustments over its terms based on economic indices. PNM will be relieved of its obligations under the coal supply agreement after December 31, 2024, pending a successful appeal at the NM Supreme Court of its Four Corners Abandonment

Application discussed in Note 17. Although PNM believes substantially all costs under the coal supply arrangement would continue to be recovered through the FPPAC, there can be no assurance that full recovery will continue to be allowed.

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

PNMR’s utilities are subject to numerous comprehensive federal, state, tribal, and local environmental laws and regulations, including those related to climate change as well as increased stakeholder actions related to ESG matters and reducing GHG, which may impose significant compliance costs and may significantly limit or affect their operations and financial results.

Compliance with federal, state, tribal, and local environmental laws and regulations, including those addressing climate change, air quality, CCRs, discharges of wastewater originating from fly ash and bottom ash handling facilities, cooling water, ESG matters, GHG emissions, and other matters, may result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emission control obligations. These costs could include remediation, containment, civil liability, and monitoring expenses. The Company cannot predict how it would be affected if existing environmental laws and regulations were to be repealed, revised, or reinterpreted, or if new environmental laws or regulations were to be adopted. See Note 16 and the Climate Change Issues subsection of the Other Issues Facing the Company section of MD&A.

The utility industry is facing increasing stakeholder scrutiny related to ESG matters. Recently, PNMR has seen a rise in certain stakeholders, such as investors, customers, employees, and lenders, placing increasing importance on the impact and social cost associated with climate change. Federal GHG reduction measures setting emission guidelines remain in a state of uncertainty. Therefore, PNMR is dealing with an uncertain regulatory and policy environment and increased scrutiny and changing stakeholder expectations with respect to environmental and climate change programs, judicial decisions, and international accords. Under the Biden Administration, EPA and other federal agencies will seek to expand climate change regulations and work to aggressively reduce GHG emissions. Many state agencies, environmental advocacy groups, and other organizations will continue to focus on decarbonization with enhanced attention on GHG from fossil-fueled generation facilities. See discussion above and Note 17, regarding PNM’s abandonment applications and the ETA. PNM currently depends on fossil-fueled generation for 45.1% of its electricity. As discussed under Climate Change Issues, this type of generation could be subject to future EPA or state regulations requiring GHG reductions. The anticipated expansion of federal and state regulations could result in additional operating restrictions on facilities and increased generation and compliance costs.

CCRs from the operation of SJGS were used in the reclamation of a surface coal mine. These CCRs consist of fly ash, bottom ash, and gypsum. Any new regulation that would affect the reclamation process, including any future decision regarding classification of CCRs as hazardous waste, could significantly increase the costs of the disposal of CCRs and the costs of mine reclamation. In addition, PNM would incur additional costs to the extent the rule requires the closure or modification of CCR units at Four Corners or the construction of new CCR units beyond those already anticipated or requires corrective action to address releases from CCR disposal units at the site. See Note 16.

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

In the first round of the CAA regional haze program, BART determinations were made for both SJGS and Four Corners, requiring the facilities to reduce the levels of visibility-impairing emissions, including NOx, through the installation of control technology, resulting in operating cost increases. SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its next regional haze SIP and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM retired its share of SJGS in 2022.

If PNM fails to timely obtain, maintain or comply with any required environmental regulatory approval, operations at affected facilities could be suspended or could subject PNM to additional expenses and potential penalties. Failure to comply with applicable environmental laws and regulations also could result in civil liability arising out of government enforcement actions or private claims. PNMR may suffer reputational harm, which may cause its stock price to decrease or cause certain investors and financial institutions not to purchase the Company’s debt securities or otherwise provide the Company with capital or credit on favorable terms, which may cause the cost of capital to increase. In addition, PNMR and its operating subsidiaries may underestimate the costs of environmental compliance, liabilities, and litigation due to the uncertainty inherent in these matters. Although there is uncertainty about the timing and form of the implementation of EPA’s regulations regarding climate change, CCRs, power plant emissions, changes to the ambient air quality standards, and other environmental issues, the promulgation and implementation of such regulations could have a material impact on operations. The Company is unable to estimate these costs due to the many uncertainties associated with, among other things, the nature and extent of future regulations and changes in existing regulations, including the changes in regulatory policy under the Biden Administration. Timely regulatory recovery of costs associated with any environmental-related regulations would be needed to maintain a strong financial and operational profile. The above factors could adversely affect the Company’s business, financial position, results of operations, and liquidity.

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

The costs of decommissioning any nuclear power plant are substantial. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under lease both during and after termination of the leases. PNM maintains trust funds designed to provide adequate financial resources for decommissioning PVNGS and SJGS, and for reclamation of the coal mine that served SJGS and continue to serve Four Corners at the end of their expected lives. However, if the PVNGS units are decommissioned before their planned date or the coal mine serving Four Corners is shut down sooner than expected, these funds may prove to be insufficient.

The financial performance of PNMR, PNM, and TNMP may be adversely affected if power plants, other generation resources, and transmission and distribution systems do not operate reliably and efficiently.
The Company’s financial performance depends on the successful operation of PNM’s generation assets, as well as the transmission and distribution systems of PNM and TNMP. PNM’s recent retirement of SJGS and the abandonment application for Four Corners will increase PNM’s dependency on other generation resources, including renewable resources, gas-fired facilities, and PVNGS, and will reduce PNM’s flexibility in managing those resources. Unscheduled or longer than expected maintenance outages, breakdown or failure of equipment or processes due to aging infrastructure, inability to install or operate renewable resources, temporary or permanent shutdowns to achieve environmental compliance, other performance problems with the generation assets, severe weather conditions, accidents and other catastrophic events, acts of war or terrorism, cybersecurity attacks, wildfires, disruptions in the supply, quality, and delivery of fuel and water supplies, and other factors could result in PNM’s load requirements being larger than available system generation capacity. Unplanned outages of generating units and extensions of scheduled outages occur from time to time and are an inherent risk of the Company’s business. If these were to occur, PNM would be required to purchase electricity in either the wholesale market or spot market at the then-current market price. There can be no assurance that sufficient electricity would be available at reasonable prices, or available at all. The failure of transmission or distribution facilities may also affect PNM’s and TNMP’s ability to deliver power. These potential generation, distribution, and transmission problems, and any service interruptions related to them, could result in lost revenues and additional costs.

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
Following the transfer of the PVNGS Unit 1 Leased Interest to SRP in January 2023, PNM currently has a 7.6% undivided interest in PVNGS, including leased interest in Unit 2 still held until its expiration in January 2024. PVNGS represented 15.1% of PNM’s total generating capacity as of December 31, 2022. PVNGS is subject to environmental, health, and financial risks including but not limited to the ability to obtain adequate supplies of nuclear fuel and water, the ability to dispose of spent nuclear fuel, decommissioning of the plant (see above), securing the facilities against possible terrorist attacks, and unscheduled outages due to equipment failures.

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

At peak times, power demand could exceed PNM’s forecasted available generation capacity, particularly if PNM’s power plants are not performing as anticipated and additional resources are not approved, or are not available, as PNM transitions its system to carbon emission-free generation and battery storage. Availability of this technology may create additional strain on the system by adding these additional resources without adequate storage. Additionally, further advances in the technology of renewable resources may need to occur in order to ensure that these resources meet carbon emission-free standards. Competitive market forces or adverse regulatory actions may require PNM to purchase capacity and energy from the market or build additional resources to meet customers’ energy needs in an expedited manner. If that occurs, PNM may see opposition to recovery of these additional costs and could experience a lag between when costs are incurred and when regulators permit recovery in customers’ rates. These situations could have negative impacts on results of operations and cash flows.

Throughout 2021 and 2022, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS and PVNGS replacement resource projects. As a result of these delays the SJGS replacement resources were not available for the 2022 summer peak load period. If these delays continue, PNM's existing resources, including available reserves, may be insufficient for 2023 summer peak load reliability. PNM has entered into agreements to purchase power from third parties to minimize potential impacts to customers during the 2023 summer peak load period. However, prolonged delays in replacement resources for SJGS, PVNGS, availability of existing resources and increased costs for purchasing capacity may negatively impact the results of operations and cash flows. See Note 17.

On May 26, 2021, the NMPRC opened a docket initiating a rulemaking in order to streamline IRP proceedings and allow NMPRC oversight of utility resource procurement practices. On September 14, 2022, the NMPRC adopted revisions to the IRP Rule. The final order revamps and modernizes the planning process to accommodate increased stakeholder involvement. The IRP Rule establishes a collaborative facilitated process for a utility and stakeholders to agree on a statement of need for potential new or additional resources, as well as an action plan to guide procurement or development of resources to meet the stated need. Following acceptance of the statement of need and action plan, a utility will provide the NMPRC and intervenors drafts of the request for proposals (“RFP”) and a timeline for issuing, receiving, evaluating, and ranking bids. The NMPRC will then appoint an Independent Monitor (“IM”) to oversee the RFP process, which allows for parties and the IM to comment on the RFP consistency with the IRP, after which the utility issues the RFP. On November 2, 2022, the NMPRC adopted an amended IRP Rule. On December 2, 2022, PNM filed an appeal with the NM Supreme Court of the NMPRC’s final order which adopted revisions to the IRP Rule. See Note 17. The proposed oversight of the procurement process is likely to prevent a utility’s timely acquisition of necessary resources and may inhibit competitive procurement.

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
The supply chain impacts of COVID-19, high inflation, actions by the Federal Reserve to address inflationary concerns or other market conditions, geopolitical activity and the resulting impact on business and economic conditions could negatively affect the Company's business, results of operations, financial condition, cash flows, and the trading value of PNMR's common stock and the Company's debt securities.

Continued supply chain issues that were initially experienced during the COVID-19 pandemic, high inflation, actions by the Federal Reserve to address inflationary concerns or other market conditions, geopolitical activity and the resulting impact on the economy and financial markets could adversely affect the Company’s business, results of operations, financial condition, cash flows, and access to the capital markets. The Company provides critical electric services and has implemented business continuity and emergency response plans to continue to provide these services to its customers and to support the Company’s operations. The Company is also continuing to work with our suppliers to understand and mitigate the potential impacts to our supply chain and have taken steps to ensure the availability of critical components by increasing lead times and maintaining integrity of our systems.

However, there is no assurance that the continued effects of these market conditions will not adversely impact our business, results of operations, financial condition, cash flows, ability to access the capital markets, and the trading value of the Company's common stock and debt securities. These effects could adversely impact the Company by:

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
•decreasing the value of our investment securities held in trusts for pension and other postretirement benefits, and for nuclear decommissioning, SJGS decommissioning, and coal mine reclamation, which could lead to increased funding requirements;
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
Drought conditions in New Mexico, especially in the “four corners” region, where Four Corners is located, may affect the water supply for PNM’s generating plants.  If inadequate precipitation occurs in the watershed that supplies that region, PNM may have to decrease generation at these plants. This would require PNM to purchase power to serve customers and/or reduce the ability to sell excess power on the wholesale market and reduce revenues. Drought conditions or actions taken by the court system, regulators, or legislators could limit PNM’s supply of water, which would adversely impact PNM’s business.
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

As discussed in Note 16, in February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. ERCOT declared its highest state of emergency, an Emergency Energy Alert Level 3, due to exceptionally high electric demand exceeding supply amid the arctic temperatures. Ultimately, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. In response to the severe winter weather, the Governor of Texas issued a Declaration of a State of Disaster for all counties in Texas. Additionally, to assist in the recovery from the emergency conditions, the PUCT issued an order that placed a temporary moratorium on customer disconnections due to non-payment for transmission and distribution utilities that ended in June 2021. Consequently, the duration of the severe winter storm and high energy costs posed a financial hardship to REPs in the ERCOT region. The Texas Attorney General issued civil investigation demands to ERCOT and 11 power companies in Texas related to power outages, emergency plans, energy pricing and other factors associated with the severe weather storm. While TNMP has regulatory authorization to defer bad debt expense from REPs to a regulatory asset and seek recovery in a future general rate case, it intends to fully cooperate with all regulatory directives and inquiries made by the PUCT, the Texas Attorney General, and any other regulatory agencies. Various market participants, including TNMP, have been named as defendants in lawsuits relating to the February 2021 winter weather power outages. As a transmission and distribution utility operating during that weather event, TNMP could be named in additional suits.
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

In addition to other conditions set forth in the Merger Agreement, completion of the proposed Merger is conditioned upon the receipt of various state and U.S. federal regulatory approvals, including, but not limited to, approval by NMPRC, PUCT, FERC, NRC and the FCC. Avangrid and PNMR have made various filings and submissions and will pursue all required consents, orders and approvals in accordance with the Merger Agreement. In March 2021, PNMR and Avangrid received FCC approval of the transfer of operating licenses related to the Merger. In April 2021, FERC issued an order authorizing the Merger. In May 2021, the PUCT issued an order authorizing the Merger and the NRC approved the Merger. On December 8, 2021 the NMPRC issued an order rejecting the amended stipulation reached by the parties, see Note 22. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court, and PNM filed its Statement of Issues with the NM Supreme Court on February 2, 2022. In light of the NMPRC December 8, 2021 ruling, on January 3, 2022, PNMR, Avangrid and Merger Sub entered into an Amendment to the Merger Agreement pursuant to which PNMR and Avangrid each agreed to extend the End Date to April 20, 2023. As a result of the delay in closing the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid will be required to make a new filing under the HSR Act and requested extensions of the previously granted approvals from the FCC and NRC. No additional filings will be required with CFIUS, FERC or the PUCT. These consents, orders and approvals may impose requirements, limitations or costs or place restrictions, and if such consents, orders and approvals require an extended period of time to be obtained, such extended period of time could increase the chance that an event occurs that constitutes a material adverse effect with respect to PNMR and thereby may allow Avangrid not to complete the proposed Merger. Such extended period of time also may increase the chance that other adverse effects with respect to PNMR could occur, such as the loss of key personnel. Further, no assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to closing will be satisfied.

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
PNMR and its subsidiaries rely on access to both short-term and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations. In general, the Company relies on its short-term credit facilities as the initial source to finance construction expenditures. This results in increased borrowings under the facilities over time. The Company is currently projecting total construction expenditures for the years 2023-2027 to be $4.6 billion. If PNMR or its operating subsidiaries are not able to access capital at competitive rates, or at all, PNMR’s ability to finance capital requirements and implement its strategy will be limited. Disruptions in the credit markets, which could negatively impact the Company’s access to capital, could be caused by an economic recession, declines in the health of the banking sector generally or the failure of specific banks who are parties to the Company’s credit facilities, deterioration in the overall health of the utility industry, the bankruptcy of an unrelated energy company, war, terrorist attacks, cybersecurity attacks, or threatened attacks.

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

Declines in values of marketable securities held in trust funds for pension and other postretirement benefits, in the NDT and coal mine reclamation trusts, and in the SJGS decommissioning trust could result in sustained increases in costs and funding requirements for those obligations, which may affect operational results.

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

The NDT investment portfolio maintains a target of 80% fixed income and 20% equity securities. The current asset allocation exposes the NDT investment portfolio to market and macroeconomic factors. Declines in market values could result in increased funding of the trusts, the recognition of losses as impairments for the NDT and coal mine reclamation trusts, SJGS decommissioning trust, and additional expense for the benefit plans. In addition, a change in GAAP required that all changes in the fair value of equity securities recorded on the Company’s balance sheet be reflected in earnings, which results in increased volatility in earnings.

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

Changes in tax laws may negatively impact PNMR’s, PNM’s, and TNMP’s businesses, financial position, results of operations, and cash flows. The Company possesses tax credits and other carryforwards, the value of which could be diminished by new laws or the Company’s ability to timely utilize them. Increases in tax rates may not be immediately recoverable through PNM’s and TNMP’s regulated rates, reducing earnings. Tax laws and regulations may also negatively impact the relative value of some resource investments over others, making those investments less competitive.

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

PNM

See Sources of Power in Part I, Item 1 Business above for information on PNM’s owned and leased capacity in electric generating stations. As of December 31, 2022, PNM owned, or jointly owned, 3,428 miles of electric transmission lines, 5,767 miles of distribution overhead lines, 6,057 miles of underground distribution lines (excluding street lighting), and 250 substations. PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private, and Native American lands. PNM owns and leases interests in PVNGS Units 1 and 2 and related property, communication, office and other equipment, office space, vehicles, and real estate. PNM also owns service and office facilities throughout its service territory. See Note 8 for additional information concerning leases.

TNMP

TNMP’s facilities consist primarily of transmission and distribution facilities located in its service areas. TNMP also owns and leases vehicles, service facilities, and office locations throughout its service territory. As of December 31, 2022, TNMP owned 992 miles of overhead electric transmission lines, 7,319 miles of overhead distribution lines, 1,433 miles of underground distribution lines, and 128 substations. Substantially all of TNMP’s property is pledged to secure its first mortgage bonds. See Note 7.

ITEM 3.LEGAL PROCEEDINGS

See Note 16 and Note 17 for information related to the following matters for PNMR, PNM, and TNMP, incorporated in this item by reference.

Note 16

•Cooling Water Intake Structures
•Santa Fe Generating Station
•    Texas Winter Storm

Note 17

•PNMR– Merger Regulatory Proceedings
•PNM – 2024 Rate Change
•PNM – 2020 Decoupling
•PNM – FPPAC Continuation Application
•PNM – Integrated Resource Plan
•PNM – SJGS Abandonment Application
•PNM – Four Corners Abandonment Application
•PNM – Grid Modernization Application
•PNM – Community Solar Act
•PNM – FERC Order 864
•TNMP – Transmission Cost of Service Rates
•TNMP – Periodic Distribution Rate Adjustment

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

SUPPLEMENTAL ITEM – INFORMATION ABOUT EXECUTIVE OFFICERS OF PNM RESOURCES, INC.
All officers are elected annually by the Board of PNMR. Executive officers, their ages as of February 17, 2023 and offices held with PNMR for the past five years are as follows:

Name	Age	Office	Initial Effective Date
P. K. Collawn	64	Chairman and Chief Executive Officer	May 2022
		Chairman, President, and Chief Executive Officer	January 2012
J. D. Tarry	52	President and Chief Operating Officer	May 2022
		Senior Vice President and Chief Financial Officer	January 2020
		Vice President, Controller and Treasurer	September 2018
		Vice President, Finance and Controller	February 2017
E. A. Eden	56	Senior Vice President, Chief Financial Officer and Treasurer	May 2022
		Vice President and Treasurer	February 2021
P. V. Apodaca	71	Senior Vice President, General Counsel, and Secretary	January 2010
R. N. Darnell	65	Senior Vice President, Public Policy	January 2012

PART II

ITEM 5.MARKET FOR PNMR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange under the symbol “PNM”.
Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.3475 per share in August 2022 and $0.3275 per share in July 2021. The Board declared dividends on common stock considered to be for the third quarter of $0.3475 per share in September 2022 and $0.3275 per share in September 2021. In February 2022, the Board increased the quarterly dividend from $0.3275 to $0.3475 per share, which was attributable to the fourth quarter of 2021. In December 2022, the Board increased the quarterly dividend from $0.3475 to $0.3675 per share. PNMR targets a long-term dividend payout ratio of 55% of ongoing earnings, which is a non-GAAP financial measure, that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.
On February 17, 2023, there were 7,232 holders of record of PNMR’s common stock. All of the outstanding common stock of PNM and TNMP is held by PNMR.

All of PNM’s and TNMP’s common stock is owned by PNMR and is not listed for trading on any stock exchange. See Note 6 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Preferred Stock

As of December 31, 2022, PNM has 115,293 shares of cumulative preferred stock outstanding. PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2022 and 2021. PNMR and TNMP do not have any preferred stock outstanding.

Sales of Unregistered Securities

None.

ITEM 6.    [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. The MD&A for PNM and TNMP is presented as permitted by Form 10-K General Instruction I (2) as amended by the FAST Act. For additional information related to the earliest of the two years presented please refer to the Company’s 2021 Annual Report on Form 10-K. A reference to a “Note” in this Item 7 refers to the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, unless otherwise specified. Certain of the tables below may not appear visually accurate due to rounding.

MD&A FOR PNMR
EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 815,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

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

The Merger Agreement provided that it may be terminated by each of PNMR and Avangrid under certain circumstances, including if the Effective Time shall not have occurred by the January 20, 2022 End Date. On December 8, 2021, the NMPRC issued an order rejecting the stipulation agreement relating to the Merger. In light of the NMPRC ruling, on January 3, 2022, PNMR, Avangrid and Merger Sub entered into an Amendment to the Merger Agreement pursuant to which PNMR and Avangrid agreed to extend the End Date to April 20, 2023. The Merger is subject to certain regulatory approvals, including from the NMPRC. For further discussion regarding the Merger see Note 22.

Retirement of SJGS

After nearly half a century of reliable service and several years of planning towards its retirement, the last unit of the coal-fired SJGS has been removed from service, as PNM achieves significant progress towards its ESG goals for reducing carbon emissions from its generation portfolio. The four-unit, coal-fired SJGS, whose first unit was brought online in 1973, was reduced to two units at the end of 2017 with the retirement of Units 2 and 3. Unit 1 was retired in June 2022, and Unit 4 was retired in September 2022. Coal-fired generation now comprises less than 10% of resource portfolio capacity for PNM. Carbon-free generation comprises 55% of the Company’s 2.7-gigawatt capacity serving New Mexico customers, with additional renewable resources under development for implementation in the coming years. The Company previously published emissions goals for 2025 including a 60% reduction of carbon emissions from owned generation facilities based on 2005 levels. The retirement of SJGS achieves this interim goal and places the Company in position to reach its industry-leading goal of completely eliminating carbon emissions from its generation portfolio by 2040.

2024 Rate Change

In December 2022, PNM filed the 2024 Rate Change with the NMPRC. The application proposes an increase of $63.8 million in base non-fuel revenues. The requested increase is based on a calendar year 2024 FTY and reflects an ROE of 10.25%. The requested change primarily reflects investments in transmission and distribution infrastructure, largely offset by cost reductions resulting from PNM’s transition to lower-cost, clean generation resources including the retirement of the SJGS and expiration of leased capacity from PVNGS. The request also includes updated depreciation rates for natural gas plants to align with the Company’s 2040 carbon-free portfolio goal. See Note 17.

Grid Modernization Application

On October 3, 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit from the electricity grid consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM's application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. PNM's application requested NMPRC approval by July 1, 2023 for PNM's grid modernization plan in addition to approval of PNM's proposed Grid Modernization Rider by September 1, 2023. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Application. See Note 17.

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

The Energy Transition Act (“ETA”)

On June 14, 2019, Senate Bill 489, known as the ETA, became effective. The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also allows for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue Securitized Bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. See additional discussion of the ETA in Note 16.

The ETA has and will have a significant impact on PNM’s future generation portfolio, including PNM’s retirement of SJGS in 2022 and the planned Four Corners exit in 2024 (subject to regulatory approval). PNM cannot predict the full impact of the ETA on potential future generating resource abandonment and replacement filings with the NMPRC.

State Regulation

SJGS Abandonment Application – As discussed in Note 17, in July 2019, PNM filed the SJGS Abandonment Application with the NMPRC. The application included several replacement resource scenarios including PNM's recommended replacement scenario, which is consistent with PNM's goal of having a 100% emissions-free generating portfolio by 2040 and would have provided cost savings to customers while preserving system reliability.

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

On April 1, 2020, the NMPRC issued an order which authorized PNM to abandon SJGS by June 30, 2022, to issue Securitized Bonds of up to $361 million, and to establish the Energy Transition Charge. The NMPRC’s order required an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, PNM was granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, and economic development funds. On July 29, 2020, the NMPRC issued an order approving replacement resource selection criteria identified in the ETA that include PPAs for 650 MW of solar and 300 MW of battery storage.

On February 28, 2022, WRA and CCAE filed a joint motion for order to show cause and enforce financing order and supporting brief, which requests that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS is abandoned, and to otherwise enforce the NMPRC’s April 1, 2020 final order. On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order that would require PNM to:

•Revise its rates to remove all of the costs of SJGS Unit 1 by issuing rate credits of $21.1 million on an annual basis, to customers by July 1, 2022
•Revise its rates again, to remove all costs of SJGS Unit 1, Unit 4, and common facilities by increasing the rate credits to $98.3 million on an annual basis, by October 1, 2022
•Transfer payments due and owing to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund within 30 days of the abandonment of SJGS Unit 1
•Include (in its next rate case application) an explanation and defense of the prudence in the timing of the issuance of Securitized Bonds beyond the abandonment dates and what actions were taken to protect customers from interest rate increases occurring as well as the continued marketability of the Securitized Bonds

On June 29, 2022, the NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. The additions to the final order include requirements for PNM file a report no later than October 15, 2022, that contains a record of all of its costs incurred in the show cause proceeding so that the prudence of those costs will be known and be subject to review in PNM's future rate case and that the prudency review shall include a compliance filing to enable a review of the prudence of PNM's decision to delay issuance of the Securitized Bonds beyond the dates of the SJGS abandonment. On June 30, 2022, PNM filed a Notice of Appeal and an Emergency Motion for Partial Interim Stay of the NMPRC's Final Order with the NM Supreme Court ("PNM's NM Supreme Court Emergency Motion"). On July 1, 2022, the NMPRC filed a motion at the NM Supreme Court claiming that the ordering paragraph in the June 29, 2022 final order only required PNM to file an advice notice by July 1, 2022, but not to implement a credit until 30 days afterwards. Subsequently, on July 25, 2022, PNM filed another emergency motion seeking an immediate and ongoing stay from the NM Supreme Court for the pendency of the appeal. On July 28, 2022, PNM made payments totaling $19.8 million to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund. PNM began issuing rate credits effective July 31, 2022. On September 2, 2022, the NM Supreme Court issued an order granting PNM's July 25, 2022 motion for partial stay, and as a result PNM suspended issuing rate credits. On October 14, 2022, PNM made its required compliance filing under the NMPRC's June 29, 2022, final order. On November 1, 2022, the NM Supreme Court issued an order continuing the partial stay of the rate credits during the pendency of the appeal. See Notes 16 and 17.

Four Corners Abandonment Application - In early 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of Securitized Bonds as provided by the ETA. PNM’s filing provided background on the NMPRC's consideration of the prudence of PNM's investment in Four Corners and explained how the proposed sale and abandonment provides a net public benefit. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a notice of appeal with the NM Supreme Court of the NMPRC decision to deny the application. See additional discussion of the ETA and PNM’s Four Corners Abandonment Application in Notes 16 and 17.

PNM enhanced its plan to exit Four Corners and emphasized its ESG strategy to reduce carbon emissions on March 12, 2021 with an announcement for additional plans allowing for seasonal operations at Four Corners beginning in the fall of 2023, subject to the necessary approvals, including PNM’s Four Corners Abandonment Application at the NMPRC. The solution for seasonal operations ensures the plant will be available to serve each owners' customer needs during times of peak energy use while minimizing operations during periods of low demand. This approach would result in an estimated annual 20 to 25 percent reduction in carbon emissions at the plant and retains jobs and royalty payments for the Navajo Nation.

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

On August 25, 2021, the NMPRC issued an order confirming PNM requires no further NMPRC authority to abandon the PVNGS Leased Interest and to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP. The order bifurcated the issue of approval of the two PPAs and three battery storage agreements into a separate docket so it may proceed expeditiously and deferred a ruling on the other issues. On November 1, 2022, ABCWUA, Bernalillo County, CCAE, NEE, NM AREA, the NMAG, WRA, and Staff filed a Joint Motion for Accounting Order to require PNM to track in a regulatory liability, all costs associated with the PVNGS Leased Interests that will be abandoned in January 2023 and January 2024 that are still being collected in rates, which PNM opposes. On November 18, 2022, the NMPRC issued its order on Joint Motion for Accounting Order requiring PNM to establish a regulatory liability to track and account for, upon termination of the PVNGS leases, all costs currently borne by ratepayers associated with those leases during pendency of the 2024 Rate Change, subject to a determination of ratemaking treatment. In addition, PNM may establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases, and to record cost differences in the proceeds from SRP for the sale of the PVNGS Leased Assets and the actual book value for which recovery of these costs will be determined in the 2024 Rate Change. The NMPRC order also states that in its general rate case PNM must address unresolved issues including whether PNM’s decision to renew the five leases and the repurchase of 64.1 MW in PVNGS Unit 2 capacity exposed ratepayers to additional financial liability beyond that to which they would otherwise would have been exposed, and whether PNM should be denied recovery of future decommissioning expenses as a remedy for imprudence. PNM is unable to predict the outcome of this matter.

On February 16, 2022, the NMPRC approved the two PPAs and three battery storage agreements. On June 16, 2022, PNM notified the NMPRC that none of the developers of the two PPAs and three battery storage agreements have moved forward under the terms of the agreements approved by the NMPRC, and none of the replacement resource projects would be operational in 2023. PNM entered into amendments to the 300 MW solar PPA combined with a 150 MW battery storage agreement and proposed those amendments to the NMPRC for approval in a filing with the NMPRC on June 24, 2022. PNM determined the terms offered by the 150 MW solar PPA combined with a 40 MW battery storage agreement and the stand-alone 100 MW battery storage agreement were not satisfactory in comparison with other potential projects that might be utilized instead, and PNM did not support the proposed amendments to those agreements in the June 24, 2022 filing. No party filed objections and the amendments to the 300 MW solar PPA combined with 150 MW battery storage agreement and the decision not to proceed with the other agreements, were deemed approved. On September 2, 2022, PNM entered into amendments to the 150 MW battery storage agreement to increase the capacity to 300 MW and proposed those amendments to the NMPRC for approval. No party filed objections and the 300 MW solar battery storage agreement were deemed approved. PNM anticipates these facilities will be in service in 2024. PNM continues to pursue additional resources to replace the PVNGS leases that were abandoned in January 2023 and will be abandoned in 2024. For additional information on PNM's Leased Interest and the associated abandonment application see Note 8 and Note 17.

Summer Peak Resource Adequacy - Throughout 2021 and 2022, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects. All four project developers notified PNM that completion of the projects will be delayed and no longer available for the 2022 summer peak and some may also not be available for the 2023 summer peak. The delays in the SJGS replacement resources, coupled with the abandonment of SJGS Units 1 and 4, presented a risk that PNM would have insufficient operational resources to meet the 2022 summer peak to reliably serve its customers. PNM entered into three agreements to purchase power from third parties to minimize potential impacts to customers and on February 17, 2022, PNM provided a notice and request with the NMPRC that PNM had obtained agreement from the SJGS owners and WSJ LLC to extend operation of Unit 4 until September 30, 2022. SJGS Unit 4 provided 327 MW of capacity and, along with the three agreements to purchase power, improved PNM’s projected system reserve margin to meet the 2022 summer peak. On February 23, 2022, the NMPRC issued an order finding that PNM did not require NMPRC approval to extend operation of SJGS Unit 4 for an additional three-month period. On March 24, 2022, FERC accepted the amended San Juan Project Participation Agreement, effectively extending the operations of SJGS Unit 4 through September 30, 2022. While PNM experienced a new system peak retail load of 2,139 MW on July 19, 2022, PNM’s generation resources performed sufficiently with no significant challenges to resource adequacy during the 2022 summer peak season.

PNM faces similar concerns in the summer of 2023 as a result of continued delays in the SJGS replacement resources as well as delays in replacement resources for the PVNGS leased capacity that expires in January 2023. As discussed above, PNM has made a number of compliance filings with the NMPRC on the status of the PVNGS leased capacity interest replacement resources. On January 30, 2023, PNM informed the NMPRC that it had provided written notice to one of the SJGS replacement resource developers for 100 MW solar PPA and a 30 MW battery storage agreement of an event of seller default and of early termination and as a result the project would not proceed. In the second half of 2022, PNM entered into agreements totaling 270 MW of firm power purchases for June through September 2023 and the purchase of 40 MW of firm power at PVNGS for all twelve months of 2023, providing PNM with a projected system reserve margin with a range of 10.3% to 6.0% for the 2023 summer peak period. PNM continues to evaluate other potential firm power agreements with various providers, as well as all potential short-term resource options to address these resource adequacy concerns. PNM is unable to predict the outcome of this matter. See Note 17.

2020 Decoupling Petition – On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. On October 2, 2020, PNM requested an order to vacate the public hearing and stay the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the hearing examiner approved PNM's request to stay the proceeding and vacate the public hearing and on October 30, 2020 PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On March 17, 2021, the NMPRC issued an order granting PNM's petition for declaratory order, commencing a proceeding to address petitions. On January 14, 2022, the hearing examiner issued a recommended decision recommending, among other things, that the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. On April 27, 2022, the NMPRC issued an order adopting the recommended decision in its entirety. On May 24, 2022, PNM filed a notice of appeal with the NM Supreme Court. See Note 17. PNM cannot predict the outcome of this matter.

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

The Community Solar Act - The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar facilities (applicable until November 2024) and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, on March 30, 2022, the NMPRC issued an order that adopted a rule on the administration of the Community Solar Act program. See Note 17.

Advanced Metering – Currently, TNMP has approximately 262,000 advanced meters across its service territory. Beginning in 2019, the majority of costs associated with TNMP’s AMS program are being recovered through base rates. On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 of $9.0 million, and approve appropriate carrying charges until full collection. The PUCT approved substantially all costs on February 10, 2022. On October 2, 2020, TNMP filed an application with the PUCT for authorization to implement necessary technological upgrades of approximately $46 million to its AMS program by the first quarter of 2023, which the PUCT approved on January 14, 2021. TNMP will seek recovery of the investment associated with the upgrade in a future general rate proceeding or DCOS filing. PNM's Grid Modernization Application includes proposals for installation and deployment of advanced metering infrastructure investments. See Note 17.

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

The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
February 2022	6.1%
December 2022	5.8%

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

The Company continues to monitor developments related to the COVID-19 pandemic and implement safety measures as appropriate. The Company is also working with its suppliers to manage the impacts to its supply chain and remains focused on the integrity of its information systems and other technology systems used to run its business. However, the Company cannot predict the extent or duration of the ongoing COVID-19 pandemic, its effects on the global, national or local economy, or on the Company's financial position, results of operations, and cash flows. The Company will continue to monitor developments related to COVID-19 and will remain focused on protecting the health and safety of its customers, employees, contractors, and other stakeholders, and on its objective to provide safe, reliable, affordable and environmentally responsible power. As discussed in Note 17, both PNM and TNMP suspended disconnecting certain customers for past due bills, waived late fees during the pandemic, and have been provided regulatory mechanisms to recover these and other costs resulting from COVID-19. See additional discussion below regarding the Company's customer, community, and stakeholder engagement in response to COVID-19 and in Item 1A. Risk Factors.

EIM

On April 1, 2021, PNM joined and began participating in the EIM. The EIM is a real-time wholesale energy trading market operated by the CAISO that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. PNM completed a cost-benefit analysis, which indicated participation in the EIM would provide substantial benefits to retail customers. In 2018, PNM filed an application with the NMPRC requesting, among other things, to recover initial capital investments and authorization to establish a regulatory asset to recover other expenses that would be incurred in order to join the EIM. The NMPRC approved the establishment of a regulatory asset but deferred certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing. PNM has experienced an aggregate of $47.1 million in cost savings to customers through participation in the EIM, which includes $34.6 million occurring in the year ended December 31, 2022. PNM passes the cost savings through to customers under PNM’s FPPAC.

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2021 and 2022 periods, PNM and TNMP together invested $1.8 billion in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. PNM has launched a capital initiative, which emphasizes new investments in its transmission and distribution infrastructure with three primary objectives: delivering clean energy, enhancing customer satisfaction and increasing grid resilience. Projects are aimed at advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. In addition, projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and modernize PNM’s electric grid through infrastructure and technology improvements. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico is frequently characterized by its high potential for solar and wind capacity. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. As of December 31, 2022, NMRD’s renewable energy capacity in operation was 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Meta data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. In addition, PNM’s February 8, 2021 application with the NMPRC for approval to service the Meta data center includes construction of a 50 MW solar facility owned by NMRD, which is expected to be operational in 2023.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. On September 14, 2022 and November 2, 2022, the NMPRC adopted revisions to the IRP Rule. The revisions revamp and modernize the planning process to accommodate increased stakeholder involvement. On December 2, 2022, PNM filed an appeal with the NM Supreme Court of the NMPRC’s final order which adopted revisions to the IRP Rule. See additional discussion of the NMPRC adopted revision to the IRP Rule in Note 17.

In the second quarter of 2022, PNM initiated its 2023 IRP process which will cover the 20-year planning period from 2023 through 2043. Consistent with historical practice, PNM is receiving public input from interested parties as part of this process. PNM expects to issue a draft of its IRP by March 2023 and to submit its final 2023 IRP to the NMPRC in the second half of 2023.
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

In February 2022 PNM named its first Chief Sustainability Officer. The Chief Sustainability Officer is responsible for developing and implementing the Company’s business strategy and positions on environmental and sustainability policy issues and is charged with establishing organization-wide policies, strategies, goals, objectives and programs that advance sustainability and ensure compliance with regulations. The role serves as the Company’s primary contact with various regulatory and stakeholder agencies on environmental matters. In addition, the role leads environmental justice work, incorporating impacts to tribal, worker and affected communities and advancing ESG reporting.

PNM’s grid modernization plan is a major step forward to providing reliable, affordable and sustainable energy. As part of that plan, PNM will promote energy equity where technology like smart meters and distribution upgrades will be provided to low-income areas first in order to allow customers to gain insights into their energy usage in order to improve affordability and create fairer access to energy.

On September 21, 2020, PNM announced an agreement to partner with Sandia National Laboratories in research and development projects focused on energy resiliency, clean energy, and national security. The partnership demonstrates PNMR's commitment to ESG principles and its support of projects that further its emissions-free generation goals and plans for a reliable, resilient, and secure grid to deliver New Mexico's clean energy future. PNM also recently joined the Electric Power Research Institute (“EPRI”) Climate READi (REsilience and ADaptation) Initiative, a three-year initiative to develop a comprehensive and consistent approach to physical climate risk and facilitate the analysis and application of appropriate climate data among all stakeholders to enhance the planning, design and operation of a resilient power system. In addition, PNM submitted a Time-of-Day pilot proposal in the 2024 Rate Change filing with the objective of incentivizing customers, through price signals, to use energy during the day when renewable generation is abundant.

The Infrastructure Investment and Jobs Act, also commonly known as the Bipartisan Infrastructure Law ("BIL"), was signed into law on November 15, 2021. This act represents a “once-in-a-generation” investment designed to modernize and upgrade America’s infrastructure. The BIL includes historic investments to upgrade the transmission and distribution systems to improve reliability and resilience, and to facilitate the deployment of more affordable and cleaner energy across the country. In addition to the recent filing of PNM’s Grid Modernization Application with the NMPRC, the Company is currently monitoring the release of grant opportunities by the U.S. Department of Energy and the State Energy, Minerals and Natural Resources Department, and has applied for funding to supplement the investment in the Grid Modernization Application.

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

Electric Vehicles

PNMR is building upon its ESG goal of 100% emissions-free generation by 2040 with plans for additional emissions reductions through the electrification of its vehicle fleet. Growing the number of electric vehicles within the Company's fleet will benefit the environment and lower fuel costs furthering the commitment to ESG principles. Under the commitment, existing fleet vehicles will be replaced as they are retired with an increasing percentage of electric vehicles. The goals call for 25% of all light duty fleet purchases to be electric by 2025 and 50% to be electric by 2030.

To demonstrate PNMR’s commitment to increase the electrification of vehicles in its service territory, PNM filed a TEP with the NMPRC on December 18, 2020. The TEP supports customer adoption of electric vehicles by focusing on addressing the barriers to electric vehicle adoption and encourage use. PNM’s program budget will be dedicated to low and moderate income customers by providing rebates to both residential and non-residential customers towards the purchase of chargers and/or behind-the-meter infrastructure. On November 10, 2021, the NMPRC issued a final order approving PNM’s TEP. In addition, in 2022 PNM implemented a residential EV pilot rate program to provide customers who own electric vehicles additional benefits.

In December 2021, PNM announced that it will be joining the National Electric Highway Coalition, which plans to build fast-charging ports along major U.S. travel corridors. The coalition, with approximately 50 investor-owned electric companies is committed to providing EV fast charging ports that will allow the public to drive EVs with confidence throughout the country’s major roadways by the end of 2023.

Other Environmental Matters

Four Corners may be required to comply with environmental rules that affect coal-fired generating units, including regional haze rules and the ETA. On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines issued under the CAA Section 111(d). On January 19, 2021, the DC Circuit issued an opinion vacating and remanding the ACE Rule, holding that it was based on a misconstruction of Section 111(d) of the CAA, but stayed its mandate for vacatur of the repeal of the Clean Power Plan to ensure that the now-outdated rule would not become effective. The U.S. Supreme Court granted four petitions for certiorari seeking review of the DC Circuit’s decision, and ruled that EPA overstepped its authority under the Clean Power Plan by requiring generation shifting. Relying upon the Major Question Doctrine, the US Supreme Court found no clear statement in the CAA that would authorize EPA to force the power sector to shift from coal-fired power plants to gas-fired power plants and renewable energy resources. The ruling will have an impact on EPA's current drafting of a new rule to replace the ACE Rule, which is expected in April 2023.

Renewable Energy
PNM’s renewable procurements include utility-owned solar capacity, as well as solar, wind, and geothermal energy purchased under PPAs. As of December 31, 2022, PNM has 158 MW of utility-owned solar capacity in operation. In addition, PNM purchases power from a customer-owned distributed solar generation program that had an installed capacity of 239.1 MW at December 31, 2022. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 200 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM’s 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind II that became operational in June 2021. Under the Solar Direct program discussed above, PNM procures renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. The NMPRC approved the portfolio to replace the retirement of SJGS resulting in PNM executing solar PPAs of 550 MW combined with 270 MW of battery storage agreements. In addition, the PVNGS Leased Interest Abandonment Application approved by the NMPRC includes a 300 MW solar PPA combined with a 300 MW battery storage agreement. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the recently enacted ETA, without exceeding cost requirements. See additional discussion of the ETA and PNM’s Abandonment Applications in Notes 16 and 17.
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

Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2022, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs was 104 GWh. This is equivalent to the annual consumption of approximately 14,935 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2022, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs is estimated to be approximately 15 GWh. This is equivalent to the annual consumption of approximately 2,082 homes in TNMP’s service territory. For information on PNM's and TNMP's energy efficiency filing with the NMPRC and PUCT see Note 17.

Water Conservation and Solid Waste Reduction

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 45% more efficient than in 2005).  Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of air-cooling technology have contributed to this reduction.  Water usage has continued to decline as PNM has substituted less fresh-water-intensive generation resources to replace SJGS.  As the Company moves forward with its mission to achieve 100% carbon‐free generation by 2040, it expects that more significant water savings will be gained. Shutting down SJGS in 2022 and exiting Four Corners in 2024 (subject to regulatory approval) will allow the Company to reach our goals for reduced freshwater use 80% by 2035 and 90% by 2040 from 2005 levels. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy.

In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2022, 15 of the Company’s 22 facilities met the solid waste diversion goal of a 65% diversion rate. The Company expects to continue to do well in this area in the future.

Customer, Stakeholder, and Community Engagement

Another key element of the Company’s commitment to ESG principles is fostering relationships with its customers, stakeholders, and communities. The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has demonstrated a commitment to building productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. In the third quarter of 2022, PNM made payments of $19.8 million to promote economic development in areas impacted by the retirement of SJGS. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced customer service engagement options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. In 2022, PNM and the electric utility industry as a whole, have experienced a decline in customer satisfaction as measured by J.D. Power. However, PNM remains focused on continuously improving its customers' experience at every touchpoint and placing greater focus on customer assistance through economic uncertainty.

The Company utilizes a number of communications channels and strategic content to serve and engage its many stakeholders. PNM’s website provides the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The Company’s website is also a resource for information about PNM’s operations and community outreach efforts, including plans for building a sustainable energy future for New Mexico and to transition to an emissions-free generating portfolio by 2040. PNM also leverages social media in communications with customers on various topics such as education, outage alerts, safety, customer service, and PNM’s community partnerships in philanthropic projects. As discussed above, PNMR’s corporate website includes a dedicated section providing additional information regarding the Company’s commitment to ESG principles and other sustainability efforts.

With reliability being the primary role of a transmission and distribution service provider in Texas’ deregulated market, TNMP continues to focus on keeping end-users updated about interruptions and to encourage consumer preparation when severe weather is forecasted. In both 2021 and 2022, TNMP provided 30-person teams in support of other utilities that experienced significant damage to their transmission and distribution system as a result of Hurricane Ida and Hurricane Ian. TNMP has been honored by the Edison Electric Institute eight times since 2012 for its assistance to out-of-state utilities affected by hurricanes. TNMP has also been honored three times since 2008 for hurricane response in its own territory.

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

During the three years ending December 31, 2022, corporate giving contributed $10.9 million to civic, educational, environmental, low income, and economic development organizations. In 2023, corporate giving will maintain this strategic focus and continue to highlight corporate citizenship through active involvement with sponsorships demonstrating PNM's commitment to the community. In addition, emergency relief funds in 2022 supported non-profits providing response to the fires in northern and southern New Mexico. Also in December 2022, PNM made substantial donations totaling $150,000 to food banks across the state of New Mexico including tribal communities.

PNMR recognizes its responsibility to support programs and organizations that enrich the quality of life across its service territories and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In response to COVID-19 community needs, PNMR donated to an Emergency Action Fund in partnership with key local agencies to benefit approximately ninety nonprofits and small businesses facing challenges due to lack of technology, shifting service needs, and cancelled fundraising events. While its service territory does not include the Navajo Nation, PNM’s operations include generating facilities and employees in this region. The PNM Navajo Nation Workforce Training Scholarship Program provides support for Navajo tribal members and encourages the pursuit of education and training in existing and emerging jobs in the communities in which they live. PNM has invested in paid summer college engineering internship programs for American Indian students available in the greater Albuquerque area, established the PNM Pueblo Education Scholarship Endowment to invest in higher education for Native American Indian students, and supported the Coalition to Stop Violence Against Native Women. PNM also continues to partner in the Light up Navajo project, piloted in 2019 and modeled after mutual aid to connect homes without electricity to the power grid. PNM has partnered with New Mexico universities to enhance intern programs and developed a business coalition model to drive economic development through intern partnerships. PNM has also partnered with key local organizations to initiate funding for programs focused on diversity, equity and inclusion.

Another important outreach program is tailored for low-income customers and includes the PNM Good Neighbor Fund to provide customer assistance with their electric utility bills. COVID-19 has increased the needs of these customers along with customers who may not otherwise need to seek assistance. In addition to the suspension of residential customer disconnections from April 2020 through August 2021 and the expansion of customer payment plans, PNM responded with increased communications through media outlets and customer outreach to connect customers with nonprofit community service providers offering financial assistance, food, clothing, medical programs, and services for seniors. As a result of these communication efforts, 3,488 families in need received emergency assistance through the PNM Good Neighbor Fund during 2022. Additionally, PNM has worked closely with the New Mexico Department of Finance and Administration to implement strategies ensuring customers receive rent benefits, including utility bill assistance, from the Emergency Rental Assistance Program (“ERAP”). As a result of these efforts, the ERAP has paid over $8.5 million in customer arrears since the launch of the program in March 2021.

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

Employee volunteers are the lifeblood of a healthy corporate culture. Community giving through volunteers’ time and effort is at the heart of employee engagement. In 2022, the Company held large-scale volunteer events, working alongside nonprofits, schools, and vulnerable communities throughout New Mexico and Texas. Over 450 employees in both states participated in the “Day of Service”, a workday event encouraging employee volunteerism. Throughout the year, employees volunteer and give their time generously through their small group and independent volunteer activities and board participation. Volunteers strengthened community resilience by giving 9,171 volunteer hours to support the health, safety, and well-being of diverse communities.

In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides nearly $1.2 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop their mission, develop and implement environmental programs, and provide educational opportunities. Beginning in 2020 and ending in 2022, the PNM Resources Foundation funded grants with a three-year focus on decreasing homelessness, increasing access to affordable housing, reducing carbon emissions, and increasing community safety. The PNM Resources Foundation continued to expand its matching donation and increased the annual amount of matching donations available to each of its employees. PNM Resources Foundation awarded additional grants to non-profits providing relief for the fires in northern and southern New Mexico in the first half of 2022. The PNM Resources Foundation also approved an increase to the amount awarded to employees, through the employee crisis management fund, who have been affected by the wildfires. In December 2021, the PNM Resources Foundation was nominated for the Albuquerque Business First 2022 Philanthropy Award. In 2023, the Foundation will celebrate its 40th year of serving community needs highlighting education, inclusion, the environment and community vitality.

Economic Factors

PNM – In 2022, PNM experienced a decrease in weather normalized residential load of 0.7%, more than offset by an increase in weather normalized commercial load of 2.4% compared to 2021. In addition, PNM experienced an increase in industrial load of 6.5% compared to 2021.

TNMP – In 2022, TNMP experienced an increase in volumetric weather normalized retail load of 2.4% compared to 2021. Weather normalized demand-based load, excluding retail transmission consumers, increased 17.3% in 2022 compared to 2021.
The Company is closely monitoring the supply chain impacts of COVID-19, impacts on the capital markets of other macroeconomic conditions, including actions by the Federal Reserve to address inflationary concerns or other market conditions, and geopolitical activity. The Company has not experienced, nor does it expect significant negative impacts to resource adequacy at PNM or customer usage at PNM and TNMP resulting from these supply chain and economic impacts. However, if current conditions worsen, the Company may be required to implement additional measures such as reducing or delaying operating and maintenance expenses and planned capital expenditures.

Results of Operations

Net earnings attributable to PNMR were $169.5 million, or $1.97 per diluted share in the year ended December 31, 2022 compared to $195.8 million, or $2.27 per diluted share in 2021. Among other things, earnings in the year ended December 31, 2022 benefited from higher transmission margin at PNM and TNMP, higher weather normalized retail load at PNM, higher volumetric and demand-based load at TNMP, warmer weather at PNM and TNMP, higher distribution rates at TNMP, higher unregulated margin at PNM, AMS carrying charges at TNMP, and lower costs related to the Merger at Corporate and Other. These increases were more than offset by decreased performance in PNM's NDT and coal mine reclamation investment securities, FERC ordered time-value refunds, increased operational and maintenance expense, including higher plant maintenance costs at PNM, higher employee related and outside service expense at PNM and TNMP, higher vegetation management expense at TNMP, increased depreciation and property taxes at PNM and TNMP due to increased plant in service, and higher interest charges at PNM, TNMP and Corporate and Other. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

Currently, PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that expire in October 2025. Starting in November 2024 the revolving credit facilities will adjust to $285.0 million for PNMR and $380 million at PNM until October 2025, with a one-year extension options that, if exercised, would extend the maturity to October 2026, subject to approval by a majority of the lenders. Both facilities provide for short-term borrowings and letters of credit. In addition, PNM has a $40.0 million revolving credit facility with banks having a significant presence in New Mexico that expires in May 2026, and TNMP has a $100.0 million revolving credit facility, which expires in September 2025 with a one-year extension option that, if exercised, would extend the maturity to September 2026, subject to approval by a majority of the lenders. Total availability for PNMR on a consolidated basis was $522.4 million at February 17, 2023. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $5.2 billion for 2023-2027. These construction expenditures include expenditures for PNM’s capital initiatives that include investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Application.

As discussed in Note 7, in November 2022, PNMR entered into a distribution agreement, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through sales agents under the PNMR 2022 ATM Program. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of PNMR’s common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company entered into a number of other financing arrangements in 2022. For further discussion on these financing arrangements see Liquidity and Capital Resources discussion below as well as Note 7.

After considering the effects of these financings and the Company’s short-term liquidity position as of February 17, 2023, the Company has consolidated maturities of long-term and short-term debt aggregating $499.5 million in the period from January 1, 2023 through February 28, 2024. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2023-2027 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of December 31, 2022 and February 17, 2023, the Company was in compliance with its debt covenants.
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Also, refer to Disclosure Regarding Forward Looking Statements in Part I, Item 1 and to Risk Factors in Part I, Item 1A.

A summary of net earnings attributable to PNMR is as follows:

	Year Ended December 31,		Change
	2022	2021	2022/2021
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$169.5	$195.8	$(26.3)
Average diluted common and common equivalent shares	86.2	86.1	0.1
Net earnings attributable to PNMR per diluted share	$1.97	$2.27	$(0.30)

The components of the changes in net earnings attributable to PNMR by segment are:

Change
2022/2021
(In millions)
PNM	$(52.1)
TNMP	28.4
Corporate and Other	(2.5)
Net change	$(26.3)

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

	Year Ended December 31,		Change
	2022	2021	2022/2021
	(In millions)

Gross margin	$516.4	$466.1	$50.3
Energy production costs	147.3	143.9	3.4
Transmission and distribution costs	58.3	49.8	8.5
Depreciation and amortization	180.8	170.4	10.4
Utility margin	$902.8	$830.2	$72.6

The following table summarizes the operating results for PNM:

	Year Ended December 31,		Change
	2022	2021	2022/2021
	(In millions)
Electric operating revenues	$1,766.8	$1,362.0	$404.8
Cost of energy	864.0	531.8	332.2
Utility margin	902.8	830.2	72.6
Operating expenses	460.5	438.4	22.1
Depreciation and amortization	180.8	170.4	10.4
Operating income	261.5	221.5	40.0
Other income (deductions)	(62.2)	28.4	(90.6)
Interest charges	(61.1)	(51.4)	(9.7)
Segment earnings before income taxes	138.2	198.6	(60.4)
Income (taxes)	(19.2)	(27.0)	7.8
Valencia non-controlling interest	(15.1)	(15.5)	0.4
Preferred stock dividend requirements	(0.5)	(0.5)	—
Segment earnings	$103.4	$155.5	$(52.1)

The following table shows GWh sales, including the impacts of weather, by customer class and average number of customers:

	Year Ended December 31,		Percent Change
	2022	2021	2022/2021
	(Gigawatt hours, except customers)
Residential	3,368.0	3,339.5	0.9%
Commercial	3,605.0	3,500.4	3.0
Industrial	1,770.0	1,592.3	11.2
Public authority	219.9	226.1	(2.7)
Economy service (1)	554.2	504.7	9.8
Other sales for resale (2)	7,413.3	5,447.9	36.1
	16,930.4	14,610.9	15.9%
Average retail customer (thousands)	543.6	540.0	0.7%
(1)PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.
(2)Increase in other sales for resale is the result of participation in the EIM beginning in April 2021. See Note 4.

Operating results – 2022 compared to 2021

The following table summarizes the significant changes to gross margin:

Year Ended December 31, 2022
Change
Gross margin:	(In millions)

Utility margin (see below)	$72.6
Depreciation and amortization (see below)	(10.4)
Higher plant maintenance costs at gas fired plants and PVNGS, partially offset by lower costs at Four Corners and the retirement of SJGS	(2.0)
Higher employee related and outside service expenses, excluding administrative costs	(6.6)
Higher transmission line maintenance and rights-of-way expense including for the Western Spirit Line	(3.9)
Other	0.6
Net Change	$50.3

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2022
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 2.4% for commercial customers and 6.5% for industrial customers, which was partially offset by decreased sales to residential customers of 0.7%	$4.1
Weather – Cooler winter weather and warmer summer weather in 2022; heating degree days were 20.8% higher and cooling degree days were 3.3% higher in 2022	7.1
Transmission – Increase primarily due to higher revenues from the addition of new customers including on the Western Spirit Line, higher formula transmission rates, and higher volumes	65.2
Unregulated margin – Increased revenues driven by a higher price and lower cost of energy associated with 65MW of SJGS Unit 4	8.5
Rate credits – NMPRC ordered rate credits, removing all costs of SJGS Unit 1 from rates (See Note 17)	(1.2)
FERC ordered time-value refunds (See Note 17)	(8.1)
Other	(3.0)
Net Change	$72.6

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2022
Change
Operating expenses:	(In millions)

Higher plant maintenance costs at gas fired plants and PVNGS, partially offset by lower costs at Four Corners and the retirement of SJGS	$2.0
Higher property taxes due to increases in utility plant in service including the Western Spirit Line partially offset by favorable settlement of property values	2.1
Higher employee related and outside service expenses	18.3
Higher transmission line maintenance and rights-of-way expense including for the Western Spirit Line	3.9
2021 non-retail credit loss	(1.0)
2021 regulatory disallowance resulting from the PVNGS Leased Interest Abandonment Application (Note 17)	(1.3)
Higher regulatory disallowance due to change in estimated write-offs associated with SJGS BART determination and ownership restructuring	0.9
Decreased costs associated with the accelerated recovery of SNCRs on SJGS Units 1 and 4	(2.5)
Other	(0.3)
Net Change	$22.1

Depreciation and amortization:

Increased utility plant in service including the Western Spirit Line	$13.7
Lower depreciation due to the retirement of SJGS	(3.9)
Other	0.6
Net Change	$10.4

Year Ended December 31, 2022
Change
Other income (deductions):	(In millions)

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(95.2)
Lower non-service pension costs	1.5
Lower trust expenses partially offset by lower interest income related to investment securities in the NDT and coal mine reclamation trusts	1.0
Lower charitable contributions in 2022	1.7
Carrying charges on payments under the ETA for SJGS made in advance of the Energy Transition Bonds (Note 17)	0.7
Other	(0.3)
Net Change	$(90.6)

Interest charges:

Refinancing of $160.0 million of SUNs in July 2021	2.3
Issuance of $150.0 million of SUNs in December 2021	(3.8)
Higher interest on term loans	(3.6)
Interest on transmission customer deposits including the Western Spirit Transmission Line	(4.3)
Other	(0.3)
Net Change	$(9.7)

Income (taxes):

Lower segment earnings before income taxes	$15.2
Higher non-deductible compensation	(1.4)
Lower amortization of federal excess deferred income taxes (Note 18)	(0.7)
Adjustments for the closure of SJGS	(3.5)
Other	(1.8)
Net Change	$7.8

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

	Year Ended December 31,		Change
	2022	2021	2022/2021
	(In millions)

Gross margin	$224.1	$182.9	$41.2
Transmission and distribution costs	36.4	31.5	4.9
Depreciation and amortization	98.3	90.4	7.9
Utility margin	$358.8	$304.8	$54.0

The following table summarizes the operating results for TNMP:

	Year Ended December 31,		Change
	2022	2021	2022/2021
	(In millions)
Electric operating revenues	$482.7	$417.9	$64.8
Cost of energy	123.9	113.1	10.8
Utility margin	358.8	304.8	54.0
Operating expenses	124.5	114.2	10.3
Depreciation and amortization	98.3	90.4	7.9
Operating income	136.0	100.1	35.9
Other income (deductions)	8.7	5.4	3.3
Interest charges	(37.2)	(33.7)	(3.5)
Segment earnings before income taxes	107.4	71.8	35.6
Income (taxes)	(15.2)	(7.9)	(7.3)
Segment earnings	$92.3	$63.9	$28.4

The following table shows total GWh sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Year Ended December 31,		Percentage Change
	2022	2021	2022/2021
Volumetric load (1) (GWh)
Residential	3,309.3	3,018.3	9.6%
Commercial and other	49.1	39.9	23.1%
Total volumetric load	3,358.4	3,058.2	9.8%
Demand-based load (2) (MW)	24,543.1	21,176.9	15.9%
Average retail consumers (thousands) (3)	267.9	263.5	1.7%
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

Operating results – 2022 compared to 2021

The following table summarizes the significant changes to gross margin:

Year Ended December 31, 2022
Change
Gross margin:	(In millions)

Utility Margin (see below)	$54.0
Depreciation and amortization (see below)	(7.9)
Higher employee related, outside services expenses, and vegetation management expenses, excluding administrative costs	(4.6)
Other	(0.3)
Net Change	$41.2

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2022
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2021, September 2021, March 2022, and September 2022	$19.6
Distribution rate relief – Distribution cost of service rate increases in September 2021 and September 2022	13.5
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 2.4%; the average number of volumetric consumers increased 2.7%	1.0
Demand based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission customers increased 17.3% primarily due to new cryptocurrency loads	10.7
Weather – Cooler winter weather and warmer summer weather in 2022; heating degree days were 30.1% higher and cooling degree days were 7.7% higher in 2022	7.6
Rate riders and other – Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider which are partially offset in operating expense and depreciation and amortization	1.6
Net Change	$54.0

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2022
Change
Operating expenses:	(In millions)

Higher employee related, outside service expenses and vegetation management expenses	$7.6
Higher property tax due to increased utility plant in service	2.8
Higher capitalization of administrative and general and other expenses due to higher construction expenditures	(1.2)
Higher energy efficiency expense and rate case amortization which are offset in utility margin	0.5
Other	0.6
Net Change	$10.3

Depreciation and amortization:

Increased utility plant in service	$8.2
Decreased amortization related to rate riders offset in utility margin and other	(0.3)
Net Change	$7.9

Other income (deductions):

AMS Reconciliation carrying charges (Note 17)	$1.5
Higher equity AFUDC	1.2
Higher CIAC	0.6
Net Change	$3.3

Interest charges:

Issuance of $65.0 million first mortgage bonds in 2021	$(1.0)
Issuance of $65.0 million first mortgage bonds in 2022	(1.7)
Issuance of $95.0 million first mortgage bonds in 2022	(1.5)
Other	0.7
Net Change	$(3.5)

Year Ended December 31, 2022
Change
Income (taxes):	(In millions)

Higher segment earnings before income taxes	$(7.5)
Other	0.2
Net Change	$(7.3)

Corporate and Other
The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,		Change
	2022	2021	2022/2021
	(In millions)
Total revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(22.0)	(9.8)	(12.2)
Depreciation and amortization	25.7	23.3	2.4
Operating income (loss)	(3.7)	(13.5)	9.8
Other income (deductions)	(1.0)	(0.7)	(0.3)
Interest charges	(29.6)	(11.8)	(17.8)
Segment earnings (loss) before income taxes	(34.3)	(25.9)	(8.4)
Income (taxes) benefit	8.2	2.3	5.9
Segment earnings (loss)	$(26.1)	$(23.6)	$(2.5)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expenses includes a decrease of $10.5 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating results – 2022 compared to 2021

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2022
Change
Other income (deductions):	(In millions)

Increase in donations and other contributions	$(0.2)
Other	(0.1)
Net Change	$(0.3)

Interest charges:

Higher interest on term loans	$(19.0)
Repayment of PNMR 2018 SUNs in March 2021	2.0
Higher interest on short term borrowings	(0.8)
Net Change	$(17.8)

Income (taxes) benefits:

Higher segment loss before income taxes	$2.1
Lower state income tax effective rate	2.6
Lower non-deductible merger related costs	0.9
Other	0.3
Net Change	$5.9

LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows
The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,		Change
	2022	2021	2022/2021
Net cash flows from:	(In millions)
Operating activities	$567.3	$547.9	$19.4
Investing activities	(950.3)	(952.3)	2.0
Financing activities	386.0	357.6	28.4
Net change in cash and cash equivalents	$3.0	$(46.8)	$49.8

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

Cash Flows from Investing Activities

The changes in PNMR’s cash flows from investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities also include activity related to the purchase of the Western Spirit Line and NMRD. Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Year Ended December 31,		Change
	2022	2021	2022/2021
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(62.8)	$(53.3)	$(9.5)
Transmission and distribution	(349.4)	(527.4)	178.0
Nuclear fuel	(21.3)	(21.5)	0.2
	(433.5)	(602.2)	168.7
TNMP:
Transmission	(188.2)	(128.2)	(60.0)
Distribution	(261.3)	(183.7)	(77.6)
	(449.5)	(311.9)	(137.6)
Corporate and Other:
Computer hardware and software	(29.6)	(20.9)	(8.7)
	$(912.6)	$(935.0)	$22.4

Other Cash Flows from Investing Activities
Proceeds from sales of investment securities	$526.4	$459.9	$66.5
Purchases of investment securities	(564.9)	(477.7)	(87.2)
Distributions from NMRD	—	0.6	(0.6)
Other, net	0.8	(0.1)	0.9
	$(37.7)	$(17.3)	$(20.4)

Net cash flows from investing activities	$(950.3)	$(952.3)	$2.0

Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings increased $169.3 million in 2022 compared to an increase of $30.7 million in 2021, resulting in a net increase in cash flows from financing activities of $138.6 million in 2022
•In 2022, PNMR had net amounts paid under transmission interconnection arrangements of $10.8 million compared to net amounts received of $70.4 million in 2021
•In 2020, PNM purchased PCRBs totaling $100.3 million that were subject to mandatory tender on June 1, 2020, utilizing borrowings under the PNM Revolving Credit Facility. On July 1, 2020, these bonds were remarketed to investors in the weekly mode. On October 1, 2021, PNM converted these bonds to a fixed rate and remarketed them to new investors.
•In 2020, PNMR executed a $300.0 million delayed-draw term loan (the “PNMR 2020 Delayed-Draw Term Loan”) and drew $80.0 million under its terms. In 2021, PNMR borrowed the remaining $220.0 million and repaid $300.0 million SUNs

•In 2021, PNMR borrowed $900.0 million under the PNMR 2021 Delayed-Draw Term Loan and repaid the $150.0 million PNMR 2019 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, the $150.0 million PNMR 2020 Term Loan, $92.1 million in borrowings under the PNMR Revolving Credit Facility, $40.0 million in borrowings under the PNMR Development Revolving Credit Facility, and the $65.0 million PNMR Development Term Loan. In 2022, PNMR borrowed the remaining $100.0 million available under the PNMR 2021 Delayed-Draw Term Loan
•In 2021, PNM entered into a $75.0 million term loan and used the funds to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes
•In 2021, PNM issued $160.0 million of PNM 2021 SUNs and used the proceeds to repay $160.0 million of PNM’s 5.35% SUNs that were due October 2021
•In 2021, PNM remarketed $146.0 million of outstanding PCRBs to new investors
•In 2021, PNM issued $150.0 million aggregate principal amount of PNM September 2021 SUNs and used the proceeds to partially fund the purchase of the Western Spirit Line
•In 2021, TNMP issued $65.0 million aggregate principal amount of TNMP 2021 Bonds and used the proceeds to repay existing debt and for other corporate purposes
•In 2022, TNMP issued $160.0 million aggregate principal amount of TNMP 2022 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes
•In 2022, PNM purchased two series of PCRBs totaling $31.5 million that were subject to maturity with available capacity under the PNM New Mexico Credit Facility
•In 2022, PNM entered into the 2022 Delayed Draw Term Loan and drew all $225.0 million using the proceeds to prepay the $75.0 million PNM 2021 Term Loan and for other corporate purposes

Financing Activities
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

The Company is continuing to closely monitor developments and is taking steps to mitigate supply chain risks related to COVID-19 and other impacts on the capital markets of other macroeconomic conditions, including actions by the Federal Reserve to address inflationary concerns or other market conditions, and geopolitical activity. The Company currently believes it has adequate liquidity but cannot predict the extent or duration of the COVID-19 outbreak, the effects of any of these macroeconomic conditions on the global, national, or local economy, including the Company's ability to access capital in the financial markets, or on the Company's financial position, results of operations, and cash flows.

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

As discussed in Note 7, in November 2022, PNMR entered into a distribution agreement, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through sales agents under the PNMR 2022 ATM Program. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of PNMR’s common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company.

On August 5, 2022, PNM entered into a $225.0 million delayed-draw term loan agreement (the "PNM 2022 Delayed-Draw Term Loan"). PNM initially drew $180.0 million to repay the $75.0 million PNM 2021 Term Loan ahead of its December 2022 maturity and for other corporate purposes. On September 30, 2022, PNM drew the remaining $45.0 million and used the proceeds for general corporate purposes. Draws on the PNM 2022 Delayed-Draw Term Loan bear interest at a variable rate, which was 5.09% at December 31, 2022 and must be repaid on or before February 5, 2024.

Throughout 2022, PNMR entered into a series of hedging agreements totaling $850.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established fixed interest rates, plus a customary spread over SOFR, through December 2023, which is subject to change if there is a change in PNMR's credit rating. See Note 7 for additional information concerning these hedging agreements.

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

At December 31, 2021, PNM had $104.5 million PCRBs outstanding with a mandatory remarketing date of June 1, 2022, consisting of $36.0 million at 1.05% with a final maturity of January 2038; $37.0 million at 2.125% with a final maturity of June 2040; $11.5 million at 1.20% with a final maturity of June 2040; and $20.0 million at 2.45% with a final maturity of September 2042. On June 1, 2022, PNM remarketed to new investors the $36.0 million and $37.0 million series in the tax-exempt market at 3.00% with a mandatory put date of June 1, 2024. PNM purchased and redeemed the remaining two series of PCRBs, totaling $31.5 million, on June 1, 2022.

On May 18, 2021, PNMR entered into a $1.0 billion delayed-draw term loan agreement (the “PNMR 2021 Delayed-Draw Term Loan”). In 2021, PNMR drew $900.0 million to repay and terminate existing indebtedness as discussed in Note 7. On January 24, 2022, PNMR drew the remaining $100.0 million available under the PNMR 2021 Delayed-Draw Term Loan. On May 20, 2022, PNMR amended and restated the PNMR 2021 Delayed-Draw Term Loan, extending its maturity to May 18, 2025. The PNMR 2021 Delayed-Draw Term Loan provides for assignment of the term loan to Avangrid upon completion of the Merger. Draws on the PNMR 2021 Delayed-Draw Term Loan bear interest at a variable rate, which was 5.37% at December 31, 2022.

Capital Requirements
PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements for 2023-2027 are:

	2023	2024-2027	Total
	(In millions)
Construction expenditures	$1,027.2	$3,574.9	$4,602.1
Dividends on PNMR common stock	126.2	504.7	630.9
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,153.9	$4,081.7	$5,235.6

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
During the year ended December 31, 2022, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $55.0 million of SUNs that mature in May 2023 and $130.0 million of PCRBs that have a mandatory put in June 2023. See Note 7 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

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

Interest on long-term debt

Interest accrues on long-term debt agreements, at fixed rates, with the passage of time and is typically paid semi-annually in accordance with the terms of the debt agreement. Provided that long-term debt agreements are not prepaid or refinanced before their expected maturities, payments of interest are expected to total $91.0 million in 2023, $168.2 million in 2024 and 2025, $135.4 million in 2026 and 2027, and $568.7 million in 2028 and thereafter.

Transmission service arrangements

PNM owns transmission lines that are interconnected with other utilities in Arizona and Texas. PNM has executed long-term contracts with these other utilities to receive service for the transmission of energy owned by PNM utilizing the third-party transmission facilities. PNM generally receives transmission services, which are regulated by FERC, from a third-party through the other utilities’ OATT or a specific contract. PNM has reserved firm capacity on a long-term basis and is committed under the terms of the contracts. These contracted obligations total $15.7 million in 2023, $21.8 million in 2024 and 2025, $13.4 million in 2026 and 2027, and $2.5 million in 2028 and thereafter.

Technology outsourcing

The Company has other technology services under long-term contracts. The obligations under these contracts total $5.4 million in 2023 and $3.4 million in 2024 and 2025.

Liquidity
PNMR’s liquidity arrangements include the $300.0 million PNMR Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $100.0 million TNMP Revolving Credit Facility. Both PNMR and PNM have exercised a one-year extension option on their respective credit facilities extending maturity through October 2025 with another one-year extension option available that, if exercised, would extend the maturity through October 2026, subject to approval by a majority of the lenders; provided that, effective November 1, 2024, the amount of the PNMR Revolving Credit Facility will adjust to $285.0 million and the amount of the PNM Revolving Credit Facility will adjust to $380.0 million because one lender in each facility failed to agree to the one-year extension to October 2025. PNM also has the $40.0 million PNM New Mexico Credit Facility through May 20, 2026. TNMP has exercised a one-year extension option on its $100.0 million credit facility, extending the maturity to September 23, 2025, with another one-year extension option that, if exercised, would extend the maturity to September 23, 2026, subject to approval by a majority of the lenders. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended		Year Ended December 31
	December 31, 2022		2022		2021
Range of Borrowings	Low	High	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$145.9	$—	$145.9	$—	$40.0
PNM New Mexico Credit Facility	—	40.0	—	40.0	—	10.0
TNMP Revolving Credit Facility	0.4	36.7	—	100.0	—	70.0
PNMR Revolving Credit Facility	9.4	100.2	—	100.2	—	134.5
PNMR Development Revolving Credit Facility	—	—	—	—	—	40.0
At December 31, 2022, the average interest rates were 5.90% for the PNMR Revolving Credit Facility, 5.67% for the PNM Revolving Credit Facility, 5.68% for the PNM New Mexico Credit Facility, and 5.29% for the TNMP Revolving Credit Facility.
The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2023 - 2027 period. This could include new debt and/or equity issuances. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. However, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.
    Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. On February 10, 2022, Moody’s downgraded TNMP’s issuer rating from A3 to Baa1 and changed the outlook from negative to stable. As of December 31, 2022, Moody’s outlook is stable for all entities PNMR, PNM, and TNMP and S&P outlook is positive for all entities. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.
As of February 17, 2023, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of February 17, 2023, is as follows:

	PNM	TNMP	PNMR Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$100.0	$300.0	$800.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	$440.0	$100.0	$300.0	$840.0
Amounts outstanding as of February 17, 2023:
Revolving Credit Facility	$142.3	$97.1	$50.1	$289.5
PNM New Mexico Credit Facility	25.0	—	—	25.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	167.3	97.1	53.2	317.6
Remaining availability as of February 17, 2023	$272.7	$2.9	$246.8	$522.4
Invested cash as of February 17, 2023	$—	$—	$0.9	$0.9
In addition to the above, PNMR has $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of February 17, 2023, PNM and TNMP had no intercompany borrowings from PNMR. PNMR Development had $0.2 million intercompany borrowings from PNMR and PNMR had no intercompany borrowing from PNMR Development. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires in March 2025. PNM has a shelf registration statement for up to $650.0 million of senior unsecured notes that expires in May 2023.
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
The PNMR Revolving Credit Facility, PNM Revolving Credit Facility, PNM New Mexico Credit Facility, and the TNMP Revolving Credit Facility contain “ratings triggers,” for pricing purposes only. If PNMR, PNM, or TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost. The PNMR facility requires that PNMR is to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for the PNM and TNMP facilities. If these ratios were exceeded, the entity could be required to repay all borrowings under its facility, be prevented from borrowing on the unused capacity under the facility, and be required to provide collateral for all outstanding letters of credit issued under the facility.
If a contingent requirement were to be triggered under the PNM facilities resulting in an acceleration of the repayment of outstanding loans, a cross-default provision in the remaining PVNGS lease could occur if the accelerated amount is not paid. If a cross-default provision is triggered, the PVNGS lessor has the ability to accelerate its rights under the lease, including acceleration of all future lease payments. The Company’s revolving credit facilities and term loan agreements also include cross-default provisions (Note 8).
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

	December 31,
PNMR	2022	2021
PNMR common equity	34.9%	36.9%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	64.9	62.9
Total capitalization	100.0%	100.0%
PNM
PNM common equity	48.7%	50.9%
Preferred stock	0.3	0.3
Long-term debt	51.0	48.8
Total capitalization	100.0%	100.0%
TNMP
Common equity	50.6%	50.6%
Long-term debt	49.4	49.4
Total capitalization	100.0%	100.0%

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

As part of management’s continuing effort to monitor climate-related risks and assess opportunities, the Company has advanced its understanding of climate change by participating in the “2 Degree Scenario” planning by participating in the Electric Power Research Institute (“EPRI”) Understanding Climate Scenarios & Goal Setting Activities program. The program focused on characterizing and analyzing the relationship of individual electric utility company’s carbon emissions and global temperature goals. Activities include analyzing the scientific understanding of global emissions pathways that are consistent with limiting global warming and providing insight to assist companies in developing approaches to climate scenario planning. As PNM expands its sustainability efforts, EPRI’s environmental and climate analysis programs have also been useful in gaining a better understanding of energy and environmental policy and regulations, advanced clean energy technologies, decarbonization trends and climate impacts. In 2022, PNM joined EPRI’s Climate READi program which is a strategic initiative convening a global collaborative of electric utilities, thought leaders, scientific researchers and other key stakeholders to strengthen the power sector’s collective approach to managing climate risk to the power system. The program is a three-year initiative, through work across three concurrent workstreams, and PNM will benefit from the development of a first-of-its-kind comprehensive framework for managing physical climate risk and investment prioritization.

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

As of December 31, 2022, approximately 45% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG and reflects the retirement of SJGS. These events caused the Company’s output of GHG to decrease when compared to 2017. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. As described in Note 16, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG from the Company’s owned interests in SJGS, below 2005 levels. In 2020, PNM received authorization for a June 2022 abandonment of SJGS Units 1 and 4. On February 17, 2022, PNM notified the NMPRC that PNM had acquired permission of the SJGS owners and coal mine to temporarily extend operation of SJGS Unit 4 until September 30, 2022. On June 30, 2022, SJGS Unit 1 shut down operation and on September 30, 2022, SJGS Unit 4 ceased operation. In addition, PNM has filed the Four Corners Abandonment Application with the NMPRC for approval to sell its ownership interest in Four Corners by the end of 2024, although the NMPRC denied PNM’s abandonment of Four Corners on December 15, 2021. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court. On January 21, 2022, PNM filed its Statement of Issues regarding the appeal and on March 24, 2022, PNM filed its Brief in Chief. See additional discussion of the SJGS and Four Corners Abandonment in Note 17. Retiring PNM’s share of SJGS resulted in a GHG reduction from 2021 levels of 67% and exiting participation in Four Corners would result in a total reduction of approximately 88% of PNM’s GHG emissions based upon 2021 GHG emissions from generation.

At December 31, 2022, PNM owns 158 MW of solar facilities in commercial operation. In addition, PNM purchases renewable power under long-term PPAs to serve New Mexico retail customers, including a data center located in PNM’s service territory. At December 31, 2022, renewable energy procured under these agreements from wind, solar-PV, and geothermal facilities aggregated to 658 MW, 230 MW, and 11 MW. These agreements currently have expiration dates beginning in January 2035 and extending through May 2047. The NMPRC has approved PNM’s request to enter into additional PPAs for renewable energy for an additional 1,090 MW of energy from solar-PV facilities combined with 620 MW of battery storage agreements with an anticipated 350 MW expected to come online in 2023. The entire portfolio of replacement resources approved by the NMPRC in PNM’s SJGS Abandonment Application includes replacement of SJGS capacity with the procurement of 550 MW of solar PPAs combined with 270 MW of battery storage agreements. The PVNGS Leased Interest Abandonment Application approved by the NMPRC for replacement of 114 MW of PVNGS capacity and to ensure system reliability and load needs are met includes procurement of 300 MW of solar PPAs combined with 300 MW of battery storage agreements. In addition, the NMPRC issued an order that will allow PNM to service a data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage and a 50 MW solar PPA expected to be operational in 2023. Approval of these renewable energy and battery resources should further reduce any exposure to GHG emissions risk. These estimates are subject to change due to underlying variables, including changes in PNM's generation portfolio, supplier's ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 16 and 17.

PNM also has a customer distributed solar generation program that represented 239.1 MW at December 31, 2022. PNM’s distributed solar programs will generate an estimated 478.2 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 5,924 GWh of electricity through 2021. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 9,500 GWh of electricity savings, which will avoid at least 1.0 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

Multiple states, utilities, and trade groups filed petitions for review in the DC Circuit to challenge both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources in separate cases, and the challengers successfully petitioned the US Supreme Court for a stay of the Clean Power Plan. However, before the DC Circuit could issue an opinion regarding either the Carbon Pollution Standards or the Clean Power Plan, President Trump took office and his administration asked the court to hold both cases in abeyance while the rules were re-evaluated, which the court granted.

On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines issued under CAA Section 111(d). EPA set the BSER for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” to be applied inside the fence-line of an individual facility. The ACE Rule was also challenged and, on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al. finding that EPA misinterpreted the CAA when it determined that the language of section 111 unambiguously barred consideration of emissions reductions options that were not applied at the source. As a result, the court vacated the ACE Rule and remanded the record to EPA for further consideration consistent with the court’s opinion. While the D.C. Circuit rejected the ACE Rule, it did not reinstate the Clean Power Plan. EPA filed a motion seeking a partial stay of the mandate as to the repeal of the Clean Power Plan, to ensure the court’s order will not render effective the now out-of-date Clean Power Plan. On February 22, 2021, the DC Circuit granted EPA’s motion, indicating that it would withhold issuance of the mandate with respect to the repeal of the Clean Power Plan until EPA responds to the court’s remand in a new rulemaking action. EPA has indicated it is developing a proposed rule under CAA Section 111(d) to establish guidelines for CO2 emissions from existing EGUs. EPA anticipates issuing a proposed rule for this action in Spring 2023, and promulgating a final rule by Summer 2024. On October 29, 2021, the US Supreme Court granted four petitions for certiorari seeking review of the DC Circuit’s decision vacating the ACE Rule and the repeal of the Clean Power Plan. Oral arguments in the US Supreme Court were held on February 28, 2022 and on June 30, 2022, the US Supreme Court ruled in the case. The Court held 6 to 3 that the "generation shifting" approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether Section 111 of the CAA only authorizes EPA to require measures that can be implemented entirely within the fence line at an individual source. Of broader significance in administrative law, the Court also expressly invoked the major question doctrine as a basis for rejecting EPA's statutory interpretation. The basic principle of the major question doctrine is that, if an agency seeks to decide an issue of "vast economic or political significance," its action must be supported by clear statutory authorization. In cases where there is no authority, courts need not defer to the agency's statutory interpretation. The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agency's authority may be limited based upon similar reasoning.

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

On August 16, 2022, President Biden signed the IRA providing nearly $370 billion in climate action over the next decade. The legislation is aimed at reducing carbon emissions by investing in a variety of efforts, including tax credits for renewables, battery storage, carbon capture, and electric vehicle sales.

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

The ETA was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Under the ETA provisions, PNM will also be required to meet a generation emission standard of no more than 400 lbs. of CO2 per MWh beginning in 2023 and not more than 200 lbs. per MWh beginning in 2032. PNM takes this requirement into account in its resource planning, and it is expected that the standards will be met with the approved resource retirements and replacements. The ETA provides for a transition from fossil-fuel generating resources to renewable and other carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds provided by energy transition bonds must be used only for purposes related to providing utility service to customers and to pay energy transition costs (as defined by the ETA). These costs may include plant decommissioning and coal mine reclamation costs, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine and to promote economic development, education and job training in areas impacted by the retirement of coal-fired facilities. Energy transition bonds must be issued under a NMPRC approved financing order, are secured by “energy transition property”, are non-recourse to the issuing utility, and are repaid by a non-bypassable charge paid by all customers of the issuing utility. See additional discussion of the ETA in Note 16.

The ETA has a significant impact on PNM’s future generation portfolio. In compliance with the ETA, on June 15, 2022, the NMED announced a new rulemaking, Carbon Dioxide Emission Standards for Electric Generating Facilities, to develop carbon emission standards for new and existing electric coal-fired generating facilities. An informal comment period for the draft proposal ran from June 15, 2022 through June 29, 2022. On July 1, 2022, NMED requested the Environmental Improvement Board to docket the matter and set a schedule for pre-filed technical testimony which was filed on September 14, 2022, pre-filed rebuttal testimony which was filed on October 12, 2022, and a public hearing that was held on October 26 and 27, 2022. On October 28, 2022, the rule was passed which adopts new carbon emission standards for new and existing coal-fired power plants.

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

PNM has calculated GHG reductions that would result from scenarios that assume PNM’s retirement of its share of the SJGS in 2022 and would exit from Four Corners in either 2024 or 2031 and PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% emissions-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the U.S. NDC of 50% to 52% carbon emissions reduction by 2030 and the Biden Administration’s goal of net-zero carbon emissions economy-wide by 2050. On April 1, 2020, the NMPRC approved PNM’s application to retire its share of SJGS in 2022. PNM filed for abandonment of Four Corners on January 8, 2021. See Note 17.

PNM will continue to monitor the United States’ participation in the Paris Agreement and other parties’ involvement in these types of international accords, but the potential impact that such accords may have on the Company cannot be determined at this time.

Assessment of Legislative/Regulatory Impacts

The Company has assessed, and continues to assess, the impacts of climate change legislation and regulation on its business.  This assessment is ongoing and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding specific GHG limits; the timing of implementation of these limits; the possibility of a market-based trading program, including the associated costs and the availability of emission credits or allowances; the development of emission reduction and/or renewable energy technologies; and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions are, at best, preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation or regulation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the Company’s reputation as well as the economic viability of certain generating facilities. See Notes 16 and 17.  While PNM currently expects the retirement of SJGS in 2022 will provide savings to customers, the ultimate consequences of increased stakeholder scrutiny related to climate change and environmental regulation could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is evolving and is too speculative at this time for a meaningful prediction of the long-term financial impact.

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

Goodwill is evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. Impairment testing may be performed based on either a qualitative analysis or quantitative analysis. Note 19 contains information on the impairment testing performed by the Company on goodwill. For 2022, the Company utilized a qualitative analysis for both the PNM and TNMP reporting units. No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2022. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. The annual testing was based on certain critical estimates and assumptions. Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.

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

Based on the analysis performed for the PNM and TNMP reporting units in 2022, the Company concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than their carrying value and determined that there was no impairment of goodwill. Although the Company believes all relevant factors were considered in the qualitative impairment analysis to reach the conclusion that goodwill is not impaired, significant changes in any one of the assumptions could produce a significantly different result potentially leading to the recording of an impairment that could have significant impacts on the results of operations and financial position of the Company.

Decommissioning and Reclamation Costs

PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Decommissioning costs are based on site-specific estimates, which are updated periodically and involve numerous judgments and assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations, and cash flows. Nuclear decommissioning costs are based on estimates of the costs for removing all radioactive and other structures at PVNGS. AROs, including nuclear decommissioning costs, are discussed in Note 15. Nuclear decommissioning costs represent approximately 68% of PNM’s ARO liability. A 10% increase in the estimates of future decommissioning costs at current price levels would have increased the ARO liability by $10.0 million at December 31, 2022. PNM recognizes an expense and a corresponding liability for ultimate decommissioning of PVNGS. See Note 17 for information concerning NMPRC’s order to address the recovery of decommissioning costs in a future proceeding.

In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners and former owners are required to reimburse the mining companies for the cost of contemporaneous reclamation, as well as the costs for final reclamation of the coal mines.  The reclamation costs are based on periodic site-specific studies that estimate the costs to be incurred in the future and are dependent upon numerous assumptions, including estimates of future reclamation costs at current price levels, inflation rates, and discount rates. A 10% increase in the estimates of future reclamation costs at current price levels would have increased the mine reclamation liability by $10.2 million at December 31, 2022. PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs.  The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. See Note 16 for discussion of reclamation costs.

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

Commodity Risk

Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 9, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Consolidated Balance Sheets. During the years ended December 31, 2022 and 2021, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts that meet the definition of a derivative, are recorded at fair value on the Consolidated Balance Sheets. During the years ended December 31, 2022 and 2021, the effects of mark-to-market commodity derivative instruments had no impact to PNM's net earnings and $9.4 million and $1.6 million of fair value losses have been recorded as a regulatory asset. All of the fair values as of December 31, 2022 were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by the end of 2023.

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

Schedule of Credit Risk Exposure
December 31, 2022

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$52,014	1	$44,945
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	1,848	—	—
Non-investment grade	—	—	—
Total	$53,862		$44,945
(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At December 31, 2022, PNMR held $0.2 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of December 31, 2022 was $44.9 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the PNM’s and TNMP’s long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-term debt must be refinanced, repriced or redeemed. PNMR’s debt and revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates continue to rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity hedging arrangements like those executed by PNMR in May, September and October 2022, and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations. Variable interest rates under the PNMR, PNM and TNMP revolving credit facilities are based on SOFR.

At February 17, 2023, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	6.16%	$50,100	$300,000
PNM Revolving Credit Facility	5.90	142,300	400,000
PNM New Mexico Credit Facility	5.86	25,000	40,000
TNMP Revolving Credit Facility	5.54	97,100	100,000
		$314,500	$840,000
Long-term Debt:
PNMR 2021 Delayed-Draw Term Loan	5.59%	$1,000,000
PNM 2021 Term Loan	5.41	225,000
		$1,225,000

The investments held by PNM in trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits had an estimated fair value of $898.1 million at December 31, 2022, of which 43.4% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2022, the decrease in the fair value of the fixed-rate securities would be 6.5%, or $25.3 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $52.8 million at December 31, 2022, of which 44.2% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2022, the decrease in the fair value of the fixed-rate securities would be 5.5%, or $1.3 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation and trusts established for PNM’s and TNMP’s pension and post-employment benefits plans include certain equity securities at December 31, 2022. These equity securities expose PNM and TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 39.6% and 42.9% of the securities held by the various PNM and TNMP trusts as of December 31, 2022. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $35.6 million for PNM and $2.3 million for TNMP.

Alternatives Investment Risk

As of December 31, 2022, PNM and TNMP had 7.6% and 10.3% of its pension assets invested in the alternative asset class. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The hedge funds and private equity funds are limited partner structures that are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The general partner oversees the selection and monitoring of the underlying managers. The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund strategies include mezzanine financing, buy-outs, and venture capital. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property and multi-family housing. The Company’s Corporate Investment Committee, assisted by its investment consultants, monitors the performance of the funds and general partner’s investments process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair values. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $6.8 million for PNM and $0.5 million for TNMP.

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
Management assessed the effectiveness of PNMR’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNMR’s internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

/s/ Patricia K. Collawn
Patricia K. Collawn,
Chairman and Chief Executive Officer

/s/ Elisabeth A. Eden
Elisabeth A. Eden,
Senior Vice President, Chief Financial Officer, and Treasurer

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Public Service Company of New Mexico and subsidiaries (“PNM”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2022.

/s/ Joseph D. Tarry
Joseph D. Tarry,
President and Chief Executive Officer

/s/ Elisabeth A. Eden
Elisabeth A. Eden,
Senior Vice President, Chief Financial Officer, and Treasurer

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Texas-New Mexico Power Company and subsidiaries (“TNMP”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2022.

/s/ Joseph D. Tarry
Joseph D. Tarry,
Chief Executive Officer

/s/ Elisabeth A. Eden
Elisabeth A. Eden,
Senior Vice President, Chief Financial Officer, and Treasurer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
PNM Resources, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule I - Condensed Consolidated Information of Parent Company and Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Pension and other postretirement benefit obligations

As discussed in Note 11 to the consolidated financial statements, the Company maintains qualified defined benefit pension plans and postretirement benefit plans providing medical and dental benefits. The Company’s total estimated pension plans’ projected benefit obligation and postretirement benefit plans’ accumulated postretirement benefit obligation were $545.6 million as of December 31, 2022.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the pension and other postretirement benefit obligations process, including controls related to the development of the discount rates used and the evaluation of the actuarial models. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•understanding the actuarial models used by the Company to calculate its projected benefit obligation and accumulated postretirement benefit obligation, for consistency with generally accepted actuarial standards,

•evaluating the Company’s discount rates by understanding the methodology used to develop them, and

•comparing the changes in the discount rates from the prior year against changes in published indices.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Albuquerque, New Mexico
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Public Service Company of New Mexico:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Pension and other postretirement benefit obligations

As discussed in Note 11 to the consolidated financial statements, the Company maintains qualified defined benefit pension plans and postretirement benefit plans providing medical and dental benefits. The Company’s total estimated pension plans’ projected benefit obligation and postretirement benefit plans’ accumulated postretirement benefit obligation were $493.6 million as of December 31, 2022.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the pension and other postretirement benefit obligations process, including controls related to the development of the discount rates used and the evaluation of the actuarial models. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•understanding the actuarial models used by the Company to calculate its projected benefit obligation and accumulated postretirement benefit obligation, for consistency with generally accepted actuarial standards,

•evaluating the Company’s discount rates by understanding the methodology used to develop them, and

•comparing the changes in the discount rates from the prior year against changes in published indices.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Albuquerque, New Mexico
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Texas‑New Mexico Power Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Texas‑New Mexico Power Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, changes in common stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Pension and other postretirement benefit obligations

As discussed in Note 11 to the consolidated financial statements, the Company maintains qualified defined benefit pension plans and postretirement benefit plans providing medical and dental benefits. The Company’s total estimated pension plans’ projected benefit obligation and postretirement benefit plans’ accumulated postretirement benefit obligation were $52.0 million as of December 31, 2022.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the pension and other postretirement benefit obligations process, including controls related to the development of the discount rates used and the evaluation of the actuarial models. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•understanding the actuarial models used by the Company to calculate its projected benefit obligation and accumulated postretirement benefit obligation, for consistency with generally accepted actuarial standards,

•evaluating the Company’s discount rates by understanding the methodology used to develop them, and

•comparing the changes in the discount rates from the prior year against changes in published indices.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Albuquerque, New Mexico
February 28, 2023

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)

Electric Operating Revenues	$2,249,555	$1,779,873	$1,523,012
Operating Expenses:
Cost of energy	987,941	644,853	447,241
Administrative and general	227,149	230,292	216,334
Energy production costs	147,347	143,931	137,977
Regulatory disallowances and restructuring costs	832	1,194	1,098
Depreciation and amortization	304,853	284,107	275,612
Transmission and distribution costs	94,684	81,335	77,943
Taxes other than income taxes	92,989	86,008	81,526
Total operating expenses	1,855,795	1,471,720	1,237,731
Operating income	393,760	308,153	285,281
Other Income and Deductions:
Interest income	16,095	14,662	14,223
Gains (losses) on investment securities	(78,357)	16,850	21,599
Other income	21,601	20,200	19,973
Other (deductions)	(13,881)	(18,559)	(18,732)
Net other income and (deductions)	(54,542)	33,153	37,063
Interest Charges	127,908	96,877	114,392
Earnings before Income Taxes	211,310	244,429	207,952
Income Taxes	26,130	32,582	20,636
Net Earnings	185,180	211,847	187,316
(Earnings) Attributable to Valencia Non-controlling Interest	(15,122)	(15,490)	(14,013)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Net Earnings Attributable to PNMR	$169,530	$195,829	$172,775
Net Earnings Attributable to PNMR per Common Share:
Basic	$1.97	$2.28	$2.16
Diluted	$1.97	$2.27	$2.15
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net Earnings	$185,180	$211,847	$187,316
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $490, $478, and $(5,736)	(1,438)	(1,403)	16,850
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $972, $2,480, and $2,412	(2,855)	(7,285)	(7,085)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $1,159, $(3,076), and $(1,562)	(3,406)	9,035	4,587
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(1,804), $(2,120), and $(2,108)	5,300	6,228	6,192
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $(3,121), $(458), and $(323)	9,164	1,346	948
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $299, $229, and $442	(877)	(674)	(1,298)
Total Other Comprehensive Income	5,888	7,247	20,194
Comprehensive Income	191,068	219,094	207,510
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(15,122)	(15,490)	(14,013)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Comprehensive Income Attributable to PNMR	$175,418	$203,076	$192,969
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$185,180	$211,847	$187,316
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	341,123	320,210	314,668
Deferred income tax expense	24,533	30,747	20,405
(Gains) losses on investment securities	78,357	(16,850)	(21,599)
Stock based compensation expense	7,825	9,446	8,141
Regulatory disallowances and restructuring costs	832	1,194	1,098
Allowance for equity funds used during construction	(13,799)	(13,217)	(11,254)
Other, net	2,377	5,457	3,497
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(73,099)	(25,924)	(42,035)
Materials, supplies, and fuel stock	(8,528)	1,356	11,512
Other current assets	17,159	1,838	(8,135)
Other assets	5,002	31,135	29,923
Accounts payable	47,568	10,640	7,403
Accrued interest and taxes	9,205	2,692	(9,347)
Other current liabilities	(28,516)	6,894	23,740
Other liabilities	(27,935)	(29,592)	(29,633)
Net cash flows from operating activities	567,284	547,873	485,700
Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(912,557)	(935,016)	(679,028)
Proceeds from sales of investment securities	526,448	459,867	590,998
Purchases of investment securities	(564,912)	(477,672)	(607,591)
Investments in NMRD	—	—	(23,250)
Distributions from NMRD	—	572	—
Other, net	674	(9)	(14,928)
Net cash flows used in investing activities	(950,347)	(952,258)	(733,799)
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$169,300	$30,700	$(153,100)
Long-term borrowings	558,000	1,816,345	1,267,845
Repayment of long-term debt	(179,500)	(1,411,345)	(977,845)
Issuance of common stock	—	—	283,208
Proceeds from stock option exercise	—	—	24
Awards of common stock	(7,980)	(10,130)	(11,984)
Dividends paid	(119,839)	(112,972)	(98,502)
Valencia’s transactions with its owner	(17,533)	(19,094)	(18,056)
Transmission interconnection and security deposit arrangements	96,550	80,558	11,452
Refunds paid under transmission interconnection arrangements	(107,397)	(10,195)	(5,905)
Debt issuance costs and other, net	(5,564)	(6,306)	(4,943)
Net cash flows from financing activities	386,037	357,561	292,194

Change in Cash and Cash Equivalents	2,974	(46,824)	44,095
Cash and Cash Equivalents at Beginning of Year	1,104	47,928	3,833
Cash and Cash Equivalents at End of Year	$4,078	$1,104	$47,928

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$118,485	$91,276	$106,575
Income taxes paid (refunded), net	$(1,011)	$1,042	$969

Supplemental schedule of noncash investing and financing activities:
(Increase) decrease in accrued plant additions	$4,455	$7,362	$(58,796)
Contribution of utility plant to NMRD	$—	$—	$801
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,078	$1,104
Accounts receivable, net of allowance for credit losses of $4,925 and $7,265	183,669	123,292
Unbilled revenues	63,473	57,736
Other receivables	20,320	18,784
Materials, supplies, and fuel stock	66,733	65,061
Regulatory assets	20,265	14,785
Prepaid assets	18,465	37,325
Income taxes receivable	2,351	4,878
Other current assets	31,624	1,635
Total current assets	410,978	324,600
Other Property and Investments:
Investment securities	417,476	463,126
Equity investment in NMRD	90,620	89,158
Other investments	177	265
Non-utility property, including financing leases	26,841	25,439
Total other property and investments	535,114	577,988
Utility Plant:
Plant in service, held for future use, and to be abandoned	9,164,564	9,357,849
Less accumulated depreciation and amortization	2,659,952	2,952,743
	6,504,612	6,405,106
Construction work in progress	372,988	248,856
Nuclear fuel, net of accumulated amortization of $43,985 and $41,181	95,223	98,937
Net utility plant	6,972,823	6,752,899
Deferred Charges and Other Assets:
Regulatory assets	846,686	514,258
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	55,982	79,511
Other deferred charges	157,497	139,332
Total deferred charges and other assets	1,338,462	1,011,398
	$9,257,377	$8,666,885
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$232,000	$62,700
Current installments of long-term debt	184,793	179,339
Accounts payable	215,708	172,595
Customer deposits	6,117	5,095
Accrued interest and taxes	76,783	70,105
Regulatory liabilities	17,002	8,316
Operating lease liabilities	18,781	27,218
Dividends declared	31,676	132
Transmission interconnection arrangement liabilities	20,473	39,564
Other current liabilities	87,037	99,149
Total current liabilities	890,370	664,213
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	3,892,594	3,519,580
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	822,831	764,850
Regulatory liabilities	755,202	841,393
Asset retirement obligations	223,377	234,146
Accrued pension liability and postretirement benefit cost	32,799	19,057
Operating lease liabilities	41,336	55,993
Other deferred credits	342,413	333,195
Total deferred credits and other liabilities	2,217,958	2,248,634
Total liabilities	7,000,922	6,432,427
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,429,102	1,429,257
Accumulated other comprehensive income (loss), net of income taxes	(66,048)	(71,936)
Retained earnings	828,878	810,203
Total PNMR common stockholders’ equity	2,191,932	2,167,524
Non-controlling interest in Valencia	52,994	55,405
Total equity	2,244,926	2,222,929
	$9,257,377	$8,666,885
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNMR				Non- controlling Interest in Valencia
				Total PNMR Common Stockholder’s Equity
	Common Stock	AOCI	Retained Earnings			Total Equity
	(In thousands)
Balance at December 31, 2019	$1,150,552	$(99,377)	$627,523	$1,678,698	$63,052	$1,741,750
Net earnings before subsidiary preferred stock dividends	—	—	173,303	173,303	14,013	187,316
Total other comprehensive income	—	20,194	—	20,194	—	20,194
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(101,591)	(101,591)	—	(101,591)
Proceeds from stock option exercise	24	—	—	24	—	24
Awards of common stock	(11,984)	—	—	(11,984)	—	(11,984)
Issuance of common stock	283,208			283,208		283,208
Stock based compensation expense	8,141	—	—	8,141	—	8,141
Valencia’s transactions with its owner	—	—	—	—	(18,056)	(18,056)
Balance at December 31, 2020	1,429,941	(79,183)	698,707	2,049,465	59,009	2,108,474
Net earnings before subsidiary preferred stock dividends	—	—	196,357	196,357	15,490	211,847
Total other comprehensive income	—	7,247	—	7,247	—	7,247
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(84,333)	(84,333)	—	(84,333)
Awards of common stock	(10,130)	—	—	(10,130)	—	(10,130)
Stock based compensation expense	9,446	—	—	9,446	—	9,446
Valencia’s transactions with its owner	—	—	—	—	(19,094)	(19,094)
Balance at December 31, 2021	1,429,257	(71,936)	810,203	2,167,524	55,405	2,222,929
Net earnings before subsidiary preferred stock dividends	—	—	170,058	170,058	15,122	185,180
Total other comprehensive income	—	5,888	—	5,888	—	5,888
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(150,855)	(150,855)	—	(150,855)
Awards of common stock	(7,980)	—	—	(7,980)	—	(7,980)
Stock based compensation expense	7,825	—	—	7,825	—	7,825
Valencia’s transactions with its owner	—	—	—	—	(17,533)	(17,533)
Balance at December 31, 2022	$1,429,102	$(66,048)	$828,878	$2,191,932	$52,994	$2,244,926
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)

Electric Operating Revenues	$1,766,825	$1,362,020	$1,139,834
Operating Expenses:
Cost of energy	864,013	531,786	345,167
Administrative and general	204,846	196,719	180,113
Energy production costs	147,347	143,931	137,977
Regulatory disallowances and restructuring costs	832	1,194	1,098
Depreciation and amortization	180,812	170,365	165,325
Transmission and distribution costs	58,278	49,846	49,534
Taxes other than income taxes	49,210	46,682	45,723
Total operating expenses	1,505,338	1,140,523	924,937
Operating income	261,487	221,497	214,897
Other Income and Deductions:
Interest income	14,816	14,605	14,469
Gains (losses) on investment securities	(78,357)	16,850	21,599
Other income	10,763	11,390	9,800
Other (deductions)	(9,418)	(14,431)	(14,279)
Net other income and (deductions)	(62,196)	28,414	31,589
Interest Charges	61,073	51,360	64,615
Earnings before Income Taxes	138,218	198,551	181,871
Income Taxes	19,198	26,992	21,857
Net Earnings	119,020	171,559	160,014
(Earnings) Attributable to Valencia Non-controlling Interest	(15,122)	(15,490)	(14,013)
Net Earnings Attributable to PNM	103,898	156,069	146,001
Preferred Stock Dividends Requirements	(528)	(528)	(528)
Net Earnings Available for PNM Common Stock	$103,370	$155,541	$145,473
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net Earnings	$119,020	$171,559	$160,014
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $490, $478, and $(5,736)	(1,438)	(1,403)	16,850
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $972, $2,480, and $2,412	(2,855)	(7,285)	(7,085)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $1,159, $(3,076), and $(1,562)	(3,406)	9,035	4,587
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(1,804), $(2,120), and $(2,108)	5,300	6,228	6,192
Total Other Comprehensive Income (Loss)	(2,399)	6,575	20,544
Comprehensive Income	116,621	178,134	180,558
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(15,122)	(15,490)	(14,013)
Comprehensive Income Attributable to PNM	$101,499	$162,644	$166,545
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$119,020	$171,559	$160,014
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	213,517	203,401	198,418
Deferred income tax expense	29,487	27,120	22,442
(Gains) losses on investment securities	78,357	(16,850)	(21,599)
Regulatory disallowances and restructuring costs	832	1,194	1,098
Allowance for equity funds used during construction	(9,323)	(9,905)	(6,958)
Other, net	3,758	4,482	4,950
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(60,743)	(24,757)	(41,340)
Materials, supplies, and fuel stock	(4,804)	2,531	11,753
Other current assets	17,956	2,154	(2,718)
Other assets	5,487	30,187	24,882
Accounts payable	48,868	9,836	6,267
Accrued interest and taxes	(19,574)	20,214	(11,572)
Other current liabilities	(41,876)	9,169	16,682
Other liabilities	(26,029)	(37,884)	(36,556)
Net cash flows from operating activities	354,933	392,451	325,763
Cash Flows From Investing Activities:
Utility plant additions	(433,459)	(602,180)	(335,055)
Proceeds from sales of investment securities	526,448	459,867	590,998
Purchases of investment securities	(564,912)	(477,672)	(607,591)
Other, net	439	(9)	(14,942)
Net cash flows used in investing activities	(471,484)	(619,994)	(366,590)
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$178,500	$(2,600)	$(48,000)
Long-term borrowings	298,000	631,345	852,845
Repayment of long-term debt	(179,500)	(446,345)	(902,845)
Equity contribution from parent	—	53,000	230,000
Dividends paid	(154,028)	(60,528)	(41,181)
Valencia’s transactions with its owner	(17,533)	(19,094)	(18,056)
Transmission interconnection and security deposit arrangements	90,150	47,858	4,050
Refunds paid under transmission interconnection arrangements	(93,247)	(2,893)	(5,905)
Debt issuance costs and other, net	(2,825)	(4,627)	364
Net cash flows from financing activities	119,517	196,116	71,272

Change in Cash and Cash Equivalents	2,966	(31,427)	30,445
Cash and Cash Equivalents at Beginning of Year	19	31,446	1,001
Cash and Cash Equivalents at End of Year	$2,985	$19	$31,446

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$54,816	$45,729	$60,663
Income taxes paid (refunded), net	$11,602	$(19,492)	$—

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(6,859)	$23,091	$(48,037)
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,985	$19
Accounts receivable, net of allowance for credit losses of $4,925 and $7,265	151,386	98,151
Unbilled revenues	45,282	44,759
Other receivables	13,877	16,538
Affiliate receivables	8,868	8,837
Materials, supplies, and fuel stock	55,890	57,942
Regulatory assets	18,333	8,721
Prepaid assets	10,085	30,266
Income taxes receivable	18,233	—
Other current assets	20,706	1,456
Total current assets	345,645	266,689
Other Property and Investments:
Investment securities	417,476	463,126
Other investments	76	129
Non-utility property, including financing leases	11,695	10,717
Total other property and investments	429,247	473,972
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,007,464	6,602,015
Less accumulated depreciation and amortization	1,908,644	2,235,068
	4,098,820	4,366,947
Construction work in progress	300,772	182,520
Nuclear fuel, net of accumulated amortization of $43,985 and $41,181	95,223	98,937
Net utility plant	4,494,815	4,648,404
Deferred Charges and Other Assets:
Regulatory assets	763,941	428,981
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	52,556	73,903
Other deferred charges	134,330	116,552
Total deferred charges and other assets	1,002,459	671,068
	$6,272,166	$6,060,133
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$185,900	$7,400
Current installments of long-term debt	184,793	179,339
Accounts payable	163,522	107,795
Affiliate payables	14,919	15,203
Customer deposits	6,117	5,095
Accrued interest and taxes	35,797	37,137
Regulatory liabilities	7,913	8,316
Operating lease liabilities	17,239	25,278
Dividends declared	132	132
Transmission interconnection arrangement liabilities	20,473	39,564
Other current liabilities	55,350	70,643
Total current liabilities	692,155	495,902
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,816,107	1,701,771
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	682,040	630,682
Regulatory liabilities	556,989	653,830
Asset retirement obligations	222,549	233,383
Accrued pension liability and postretirement benefit cost	32,007	18,718
Operating lease liabilities	39,633	52,552
Other deferred credits	258,833	246,502
Total deferred credits and liabilities	1,792,051	1,835,667
Total liabilities	4,300,313	4,033,340
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,547,918	1,547,918
Accumulated other comprehensive income (loss), net of income taxes	(74,335)	(71,936)
Retained earnings	433,747	483,877
Total PNM common stockholder’s equity	1,907,330	1,959,859
Non-controlling interest in Valencia	52,994	55,405
Total equity	1,960,324	2,015,264
	$6,272,166	$6,060,133
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNM
	Common Stock	AOCI	Retained Earnings	Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia	Total Equity
	(In thousands)
Balance at December 31, 2019	$1,264,918	$(99,055)	$283,516	$1,449,379	$63,052	$1,512,431
Net earnings	—	—	146,001	146,001	14,013	160,014
Total other comprehensive income	—	20,544	—	20,544	—	20,544
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Equity contribution from parent	230,000	—	—	230,000	—	230,000
Dividends declared on common stock	—	—	(40,653)	(40,653)	—	(40,653)
Valencia’s transactions with its owner	—	—	—	—	(18,056)	(18,056)
Balance at December 31, 2020	1,494,918	(78,511)	388,336	1,804,743	59,009	1,863,752
Net earnings	—	—	156,069	156,069	15,490	171,559
Total other comprehensive income	—	6,575	—	6,575	—	6,575
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Equity contributions from parent	53,000	—	—	53,000	—	53,000
Dividends declared on common stock	—	—	(60,000)	(60,000)	—	(60,000)
Valencia’s transactions with its owner	—	—	—	—	(19,094)	(19,094)
Balance at December 31, 2021	1,547,918	(71,936)	483,877	1,959,859	55,405	2,015,264
Net earnings	—	—	103,898	103,898	15,122	119,020
Total other comprehensive income	—	(2,399)	—	(2,399)	—	(2,399)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(153,500)	(153,500)	—	(153,500)
Valencia’s transactions with its owner	—	—	—	—	(17,533)	(17,533)
Balance at December 31, 2022	$1,547,918	$(74,335)	$433,747	$1,907,330	$52,994	$1,960,324
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)

Electric Operating Revenues	$482,730	$417,853	$383,178
Operating Expenses:
Cost of energy	123,928	113,067	102,074
Administrative and general	49,592	47,820	44,811
Depreciation and amortization	98,316	90,440	87,799
Transmission and distribution costs	36,406	31,489	28,409
Taxes other than income taxes	38,521	34,919	31,632
Total operating expenses	346,763	317,735	294,725
Operating income	135,967	100,118	88,453
Other Income and Deductions:
Other income	10,641	7,176	8,546
Other (deductions)	(1,988)	(1,768)	(1,718)
Net other income and (deductions)	8,653	5,408	6,828
Interest Charges	37,192	33,735	30,388
Earnings before Income Taxes	107,428	71,791	64,893
Income Taxes	15,161	7,912	6,308
Net Earnings	$92,267	$63,879	$58,585
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$92,267	$63,879	$58,585
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	99,165	91,331	89,010
Deferred income tax (benefit)	(4,556)	(253)	(7,773)
Allowance for equity funds used during construction and other, net	(4,477)	(3,291)	(4,305)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(12,356)	(1,167)	(695)
Materials and supplies	(3,723)	(1,175)	(241)
Other current assets	(264)	(6,132)	(1,291)
Other assets	3,834	6,989	8,553
Accounts payable	195	338	1,607
Accrued interest and taxes	14,667	(1,533)	(530)
Other current liabilities	11,952	620	2,518
Other liabilities	(1,757)	5,545	2,135
Net cash flows from operating activities	194,947	155,151	147,573
Cash Flows From Investing Activities:
Utility plant additions	(449,534)	(311,909)	(321,505)
Net cash flows used in investing activities	(449,534)	(311,909)	(321,505)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)

Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$36,300	$400	$(15,000)
Long-term borrowings	160,000	65,000	185,000
Transmission interconnection arrangements	6,400	32,700	7,402
Refunds paid under transmission interconnection arrangements	(14,150)	(7,302)	—
Equity contribution from parent	68,000	52,000	71,000
Dividends paid	—	—	(58,534)
Debt issuance costs and other, net	(1,963)	(840)	(2,136)
Net cash flows from financing activities	254,587	141,958	187,732

Change in Cash and Cash Equivalents	—	(14,800)	13,800
Cash and Cash Equivalents at Beginning of Year	—	14,800	1,000
Cash and Cash Equivalents at End of Year	$—	$—	$14,800

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$33,974	$31,599	$28,114
Income taxes paid, net	$9,245	$13,735	$16,790

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$9,131	$(9,131)	$(11,415)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable	32,283	25,141
Unbilled revenues	18,191	12,977
Other receivables	8,552	4,108
Materials and supplies	10,843	7,119
Regulatory assets	1,932	6,064
Other current assets	2,346	1,989
Total current assets	74,147	57,398
Other Property and Investments:
Other investments	101	136
Non-utility property, including financing leases	14,010	13,499
Total other property and investments	14,111	13,635
Utility Plant:
Plant in service and plant held for future use	2,853,130	2,475,859
Less accumulated depreciation and amortization	578,157	563,004
	2,274,973	1,912,855
Construction work in progress	63,820	53,401
Net utility plant	2,338,793	1,966,256
Deferred Charges and Other Assets:
Regulatory assets	82,745	85,277
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	3,426	5,264
Other deferred charges	6,714	10,277
Total deferred charges and other assets	319,550	327,483
	$2,746,601	$2,364,772
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$36,700	$400
Accounts payable	34,152	43,089
Affiliate payables	6,273	6,568
Accrued interest and taxes	54,672	40,005
Regulatory liabilities	9,089	—
Operating lease liabilities	1,543	1,882
Other current liabilities	6,336	4,968
Total current liabilities	148,765	96,912
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,076,875	918,050
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	164,637	157,248
Regulatory liabilities	198,213	187,563
Asset retirement obligations	828	763
Accrued pension liability and postretirement benefit cost	792	339
Operating lease liabilities	1,703	3,155
Other deferred credits	52,964	59,185
Total deferred credits and other liabilities	419,137	408,253
Total liabilities	1,644,777	1,423,215
Commitments and Contingencies (See Note 16)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	805,166	737,166
Retained earnings	296,594	204,327
Total common stockholder’s equity	1,101,824	941,557
	$2,746,601	$2,364,772
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2019	$64	$614,166	$140,397	$754,627
Net earnings	—	—	58,585	58,585
Equity contribution from parent	—	71,000	—	71,000
Dividends declared on common stock	—	—	(58,534)	(58,534)
Balance at December 31, 2020	64	685,166	140,448	825,678
Net earnings	—	—	63,879	63,879
Equity contributions from parent	—	52,000	—	52,000
Balance at December 31, 2021	64	737,166	204,327	941,557
Net earnings	—	—	92,267	92,267
Equity contributions from parent	—	68,000	—	68,000
Balance at December 31, 2022	$64	$805,166	$296,594	$1,101,824
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

Certain amounts in the 2021 and 2020 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2022 financial statement presentation.

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

Principles of Consolidation

The Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNM also consolidates Valencia (Note 10). PNM owns undivided interests in jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants. The agreements for the jointly-owned plants provide that if an owner were to default on its payment obligations, the non-defaulting owners would be responsible for their proportionate share of the obligations of the defaulting owner. In exchange, the non-defaulting owners would be entitled to their proportionate share of the generating capacity of the defaulting owner. There have been no such payment defaults under any of the agreements for the jointly-owned plants.

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
December 31, 2022, 2021 and 2020
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

Cash and Restricted Cash

Cash deposits received and held for a period of time that are restricted to a specific purpose, under the terms of their effective agreements, are considered restricted cash. Investments in highly liquid investments with original maturities of three months or less at the date of purchase are considered cash and cash equivalents. At December 31, 2022 and 2021 there was no restricted cash for PNMR, PNM, and TNMP.

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

	Year ended December 31,
	2022	2021	2020
PNM
Electric plant	2.55%	2.48%	2.47%
Common, intangible, and general plant	7.83%	7.91%	7.65%
TNMP	3.72%	3.88%	3.95%

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
December 31, 2022, 2021 and 2020
“debt AFUDC”) and a return on other funds (allowance for equity funds used during construction or “equity AFUDC”). The debt AFUDC is recorded in interest charges and the equity AFUDC is recorded in other income on the Consolidated Statements of Earnings.

For the years ended December 31, 2022, 2021, and 2020, PNM recorded $3.7 million, $3.4 million, and $3.0 million of debt AFUDC at annual rates of 1.70%, 1.70%, and 2.40% and $9.3 million, $9.9 million, and $7.0 million of equity AFUDC at annual rates of 4.26%, 4.94%, and 3.42%. For the years ended December 31, 2022, 2021, and 2020, TNMP recorded $3.4 million, $1.6 million, and $2.1 million of debt AFUDC at rates of 2.25%, 1.80%, and 2.20% and $4.5 million, $3.3 million, and $4.3 million of equity AFUDC at rates of 2.99%, 3.67%, and 4.42%.

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

	PNMR		PNM		TNMP
	2022	2021	2022	2021	2022	2021
	(In thousands)
Coal	$985	$2,973	$985	$2,973	$—	$—
Materials and supplies	65,748	62,088	54,905	54,969	10,843	7,119
	$66,733	$65,061	$55,890	$57,942	$10,843	$7,119

Investments

PNM holds investment securities in the NDT for the purpose of funding its share of the decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines that served SJGS and continue to serve Four Corners (Note 16). Investments (both equity and available-for-sale debt securities) are measured at fair value on a quarterly basis with changes in fair value for equity securities recognized in earnings for that period. Since third party investment managers have sole discretion over the purchase and sale of the securities (under general guidelines and targets provided by management), PNM records an impairment, as a realized loss, for any available-for-sale debt security that has a fair value which is less than cost at the end of each quarter. For the years ended December 31, 2022, 2021 and 2020, PNM recorded impairment losses on the available-for-sale debt securities of $25.8 million, $(0.7) million and $3.2 million. No gains or losses are deferred as regulatory assets or liabilities. See Notes 3 and 9. All investments are held in PNM’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions.

As discussed above, PNM immediately records an impairment loss for any available-for-sale debt security that has a fair value that is less than its carrying value. As a result, the Company has no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings.

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
December 31, 2022, 2021 and 2020
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

Decommissioning and Reclamation Costs

PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Nuclear decommissioning costs and related accruals are based on periodic site-specific estimates of the costs for removing all radioactive and other structures at PVNGS and are dependent upon numerous assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. PNM’s accruals for PVNGS Units 1, 2, and 3, including portions held under leases, have been made based on such estimates, the guidelines of the NRC, and the PVNGS license periods. PNM records its share of the SJGS decommissioning obligation as an ARO on its Consolidated Balance Sheets. Studies on the decommissioning costs of SJGS are performed periodically and revisions to the ARO liability are recorded. See Note 16.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability by assessing a range of reasonably likely costs for each identified site using currently available information and the probable level of involvement and financial condition of other potentially responsible parties. These estimates are based on assumptions regarding the costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Amounts recorded for environmental expense in the years ended December 31, 2022, 2021, and 2020, as well as the amounts of environmental liabilities at December 31, 2022 and 2021, were insignificant.

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

New Accounting Pronouncements

Information concerning a recently issued accounting pronouncement that has not yet been adopted by the Company is presented below. The Company does not expect difficulty in adopting this standard by its required effective date.

Accounting Standards Update 2022-03 - Fair Value Measurement (Topic 820): Fair Value Measurements of Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the FASB issued ASU 2022-03 clarifying that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the security and, therefore, is not considered in measuring fair value. The amendment also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. Disclosure requirements from the amendment include disclosure of the fair value of equity securities subject to contractual sale restrictions that are reflected in the balance sheet; the nature and remaining duration of the restriction(s); and the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the Company beginning January 1, 2024 with early adoption for both interim and annual periods being permitted. ASU 2022-03 is to be applied prospectively with any adjustments recognized in earnings and disclosed on the date of adoption.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(2)Segment Information

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. A reconciliation of the segment presentation to the GAAP financial statements is provided.

PNM

PNM includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM also includes the generation and sale of electricity into the wholesale market, as well as providing transmission services to third parties. The sale of electricity includes the asset optimization of PNM’s jurisdictional capacity as well as the capacity excluded from retail rates through 2022. FERC has jurisdiction over wholesale power and transmission rates.

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

2022	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Electric operating revenues	$1,766,825	$482,730	$—	$2,249,555
Cost of energy	864,013	123,928	—	987,941
Utility margin	902,812	358,802	—	1,261,614
Other operating expenses	460,513	124,519	(22,031)	563,001
Depreciation and amortization	180,812	98,316	25,725	304,853
Operating income (loss)	261,487	135,967	(3,694)	393,760
Interest income	14,816	—	1,279	16,095
Other income (deductions)	(77,012)	8,653	(2,278)	(70,637)
Interest charges	(61,073)	(37,192)	(29,643)	(127,908)
Segment earnings (loss) before income taxes	138,218	107,428	(34,336)	211,310
Income taxes (benefit)	19,198	15,161	(8,229)	26,130
Segment earnings (loss)	119,020	92,267	(26,107)	185,180
Valencia non-controlling interest	(15,122)	—	—	(15,122)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$103,370	$92,267	$(26,107)	$169,530

At December 31, 2022:
Total Assets	$6,272,166	$2,746,601	$238,610	$9,257,377
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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

Non-GAAP Financial Measures

The Company defines utility margin as electric operating revenues less cost of energy. Cost of energy consists primarily of fuel and purchase power costs for PNM and costs charged by third-party transmission providers for TNMP. The Company believes that utility margin provides a more meaningful basis for evaluating operations than electric operating revenues since substantially all such costs are offset in revenues as fuel and purchase power costs are passed through to customers under PNM’s FPPAC and third-party transmission costs are passed on to consumers through TNMP’s transmission cost recovery factor. Utility margin is not a financial measure required to be presented and is considered a non-GAAP measure. PNM and TNMP do not intend for utility margin to represent any financial measure as defined by GAAP; however, the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
calculation of utility margin, as presented, most closely compares to gross margin as defined by GAAP. Reconciliations between utility margin and gross margin are presented below.

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
2022
Gross margin	$516,375	$224,080	$—	$740,455
Energy production costs	147,347	—	—	147,347
Transmission and distribution costs	58,278	36,406	—	94,684
Depreciation and amortization	180,812	98,316	—	279,128	[1]
Utility margin	$902,812	$358,802	$—	$1,261,614

2021
Gross margin	$466,092	$182,857	$—	$648,949
Energy production costs	143,931	—	—	143,931
Transmission and distribution costs	49,846	31,489	—	81,335
Depreciation and amortization	170,365	90,440	—	260,805	[1]
Utility margin	$830,234	$304,786	$—	$1,135,020

2020
Gross margin	$441,831	$164,896	$—	$606,727
Energy production costs	137,977	—	—	137,977
Transmission and distribution costs	49,534	28,409	—	77,943
Depreciation and amortization	165,325	87,799	—	253,124	[1]
Utility margin	$794,667	$281,104	$—	$1,075,771
1 Corporate and Other depreciation and amortization represents corporate level activities that are billed at cost and reflected as general and administrative expenses at PNM and TNMP and therefore are not a component of gross margin or utility margin. See Note 1.

Major Customers

PNM’s participation in EIM, operated by CAISO, accounted for approximately 24% and 11% of electric operating revenues during the years ended December 31, 2022 and 2021. These revenues are passed on to customers under PNM’s FPPAC with no impact to net earnings. No individual PNM customer accounted for more than 10% during the year ended December 31, 2020. Two REPs accounted for more than 10% of the electric operating revenues of TNMP during the year ended December 31, 2022 and three REPs during the years ended December 31, 2021 and 2020 as follows:

	Year Ended December 31,
	2022	2021	2020
REP A	27%	23%	21%
REP B	20%	19%	18%
REP C	N/A	10%	11%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(3)Accumulated Other Comprehensive Income (Loss)

AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders. Information regarding AOCI is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized Gains on Available-for-Sale Securities	Pension Liability Adjustment	Total	Fair Value Adjustment for Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2019	$10,638	$(109,693)	$(99,055)	$(322)	$(99,377)
Amounts reclassified from AOCI (pre-tax)	(9,497)	8,300	(1,197)	(1,740)	(2,937)
Income tax impact of amounts reclassified	2,412	(2,108)	304	442	746
Other OCI changes (pre-tax)	22,586	6,149	28,735	1,271	30,006
Income tax impact of other OCI changes	(5,736)	(1,562)	(7,298)	(323)	(7,621)
Net after-tax change	9,765	10,779	20,544	(350)	20,194
Balance at December 31, 2020	20,403	(98,914)	(78,511)	(672)	(79,183)
Amounts reclassified from AOCI (pre-tax)	(9,765)	8,348	(1,417)	(903)	(2,320)
Income tax impact of amounts reclassified	2,480	(2,120)	360	229	589
Other OCI changes (pre-tax)	(1,881)	12,111	10,230	1,804	12,034
Income tax impact of other OCI changes	478	(3,076)	(2,598)	(458)	(3,056)
Net after-tax change	(8,688)	15,263	6,575	672	7,247
Balance at December 31, 2021	11,715	(83,651)	(71,936)	—	(71,936)
Amounts reclassified from AOCI (pre-tax)	(3,827)	7,104	3,277	(1,176)	2,101
Income tax impact of amounts reclassified	972	(1,804)	(832)	299	(533)
Other OCI changes (pre-tax)	(1,928)	(4,565)	(6,493)	12,285	5,792
Income tax impact of other OCI changes	490	1,159	1,649	(3,121)	(1,472)
Net after-tax change	(4,293)	1,894	(2,399)	8,287	5,888
Balance at December 31, 2022	$7,422	$(81,757)	$(74,335)	$8,287	$(66,048)

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

As a result of the economic conditions resulting from the COVID-19 pandemic, PNM updated its allowance for accounts receivable balances and recorded incremental reductions to credit losses of $(2.3) million and $(1.1) million in the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
years ended December 31, 2022 and 2021. The NMPRC issued an order authorizing all public utilities to create a regulatory asset to defer incremental costs related to COVID-19, including increases in uncollectible accounts. See discussion regarding regulatory treatment in Note 17.

In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the years ended December 31, 2022 and 2021, PNM recorded zero and $1.0 million in estimated credit losses related to these transactions.

In February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. During the weather event, generators experienced an extreme spike in market driven fuel prices and in turn charged REPs excessive market driven power prices which eventually get passed to end users on their electricity bill. Given the uncertainty of the collectability of end users' bills by REPs, ERCOT also increased the collateral required by REPs in order to do business within ERCOT's Balancing Authority. TNMP has deferred bad debt expense (credit losses) from defaulting REPs to a regulatory asset totaling $0.8 million at December 31, 2022 and will seek recovery in a general rate case.

Revenue Recognition

Retail electric operating revenues are recorded in the period of energy delivery, which includes estimated amounts for service rendered but unbilled at the end of each accounting period. The determination of the energy sales billed to individual retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading and the corresponding unbilled revenue are estimated. Unbilled electric revenue is estimated based on daily generation volumes, estimated customer usage by class, line losses, historical trends and experience, applicable customer rates or by using AMS data where available. Amounts billed are generally due within the next month. The Company does not incur incremental costs to obtain contracts for its energy services.

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

The Company has collaborative arrangements related to its interest in SJGS, Four Corners, PVNGS, and Luna. The Company has determined that during the years ended December 31, 2022, 2021, and 2020 none of the joint owners in its collaborative arrangements were customers under Topic 606. The Company will continue to evaluate transactions between collaborative arrangement participants in future periods under the revenue recognition standard.

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

Revenue from contracts with customers is recorded based upon the total authorized tariff or market price at the time electric service is rendered, including amounts billed under arrangements qualifying as an Alternative Revenue Program (“ARP”). ARP arrangements are agreements between PNM or TNMP and its regulator that allow PNM or TNMP to adjust future rates in response to past activities or completed events, if certain criteria are met. ARP revenues are required to be reported separately from contracts with customers. ARP revenues in a given period include the recognition of “originating” ARP revenues (i.e. when the regulator-specific conditions are met) in the period, offset by the reversal of ARP revenues when billed to customers.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

Transmission Service to Third Parties – PNM owns transmission lines that are interconnected with other utilities in New Mexico, Texas, Arizona, Colorado, and Utah. Transmission customers receive service for the transmission of energy owned by the customer utilizing PNM’s transmission facilities. Customers generally receive transmission services, which are regulated by FERC, from PNM through PNM’s Open Access Transmission Tariff (“OATT”) or a specific contract. Customers are billed based on capacity and energy components on a monthly basis. In December 2021, PNM completed the purchase of the Western Spirit Line and services under related transmission agreements were initiated using an incremental rate, approved by FERC, that are separate from the formula rate mechanism.

Wholesale Energy Sales – PNM engages in activities to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-ahead, week-ahead, month-ahead, and other sales of excess generation not required to fulfill retail load and contractual commitments. PNM began participating in the EIM in 2021. The EIM is a real-time wholesale energy trading market operated by the CAISO that enables participating electric utilities to buy and sell energy. The NMPRC granted PNM authority to seek recovery of costs associated with joining the EIM, which have been included in the 2024 Rate Change and to pass the benefits of participating in EIM to customers through the FPPAC. PNM’s participation in EIM has significantly increased Electric operating revenues which are passed on to customers under PNM’s FPPAC with no impact to net earnings.

Beginning on January 1, 2018, PNM acquired a 65 MW interest in SJGS Unit 4, which was held as merchant plant as ordered by the NMPRC. PNM sold power from 36 MW of this capacity to a third party at a fixed price that was recorded as revenue from contracts with customers. PNM was obligated to deliver power under this arrangement only when SJGS Unit 4 was operating. In May 2022, PNM executed a new agreement to sell 50 MW of that capacity to a third party for the period from July 1, 2022 through September 30, 2022 on a system-contingent basis.

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
December 31, 2022, 2021 and 2020
revenues and amounts billed under those programs. Regulatory assets and liabilities are amortized into earnings as amounts are billed. TNMP’s 2018 Rate Case integrated AMS costs into base rates beginning January 1, 2019. These costs are being amortized into earnings as alternative revenues over a period of five years.

Other Electric Operating Revenues

Other electric operating revenues consist primarily of PNM’s economic hedges that meet the definition of a derivative, and are therefore not considered revenue from contracts with customers. Derivative revenues include gains and losses representing changes in fair value (Note 9) and settlements from sales of electricity under forward sales contracts.

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects ARP revenues and other revenues.

	PNM	TNMP	PNMR Consolidated
Year Ended December 31, 2022	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$484,699	$187,951	$672,650
Commercial	422,163	154,059	576,222
Industrial	85,102	36,919	122,021
Public authority	21,330	6,379	27,709
Economy energy service	45,009	—	45,009
Transmission	149,421	113,782	263,203
Wholesale energy sales	534,196	—	534,196
Miscellaneous	5,390	3,817	9,207
Total revenues from contracts with customers	1,747,310	502,907	2,250,217
Alternative revenue programs	692	(20,177)	(19,485)
Other electric operating revenues	18,823	—	18,823
Total Electric Operating Revenues	$1,766,825	$482,730	$2,249,555

Year Ended December 31, 2021
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$484,720	$158,796	$643,516
Commercial	419,251	125,536	544,787
Industrial	88,479	29,089	117,568
Public authority	22,720	6,142	28,862
Economy energy service	35,220	—	35,220
Transmission	87,880	94,152	182,032
Wholesale energy sales	184,132	—	184,132
Miscellaneous	4,770	3,794	8,564
Total revenues from contracts with customers	1,327,172	417,509	1,744,681
Alternative revenue programs	(4,108)	344	(3,764)
Other electric operating revenues	38,956	—	38,956
Total Electric Operating Revenues	$1,362,020	$417,853	$1,779,873

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

	PNM	TNMP	PNMR Consolidated
Year Ended December 31, 2020	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$482,852	$158,066	$640,918
Commercial	392,257	118,243	510,500
Industrial	90,845	27,367	118,212
Public authority	23,126	5,853	28,979
Economy energy service	15,911	—	15,911
Transmission	59,856	78,374	138,230
Wholesale energy sales	50,277	—	50,277
Miscellaneous	5,456	3,738	9,194
Total revenues from contracts with customers	1,120,580	391,641	1,512,221
Alternative revenue programs	(3,531)	(8,463)	(11,994)
Other electric operating revenues	22,785	—	22,785
Total Electric Operating Revenues	$1,139,834	$383,178	$1,523,012

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Consolidated Balance Sheets, net of allowance for credit losses, includes $151.4 million and $94.9 million at December 31, 2022 and 2021 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a TSA with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset was $11.9 million at December 31, 2022 and $0.6 million at December 31, 2021, and is included in Other deferred charges on the Consolidated Balance Sheets.

Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its OATT, PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer’s capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. PNMR’s, PNM’s, and TNMP’s contract liabilities and related revenues are not material for any of the periods presented. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

(5)Earnings and Dividends Per Share
Dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share and dividends per share is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$169,530	$195,829	$172,775
Average Number of Common Shares:
Outstanding during year	85,835	85,835	79,941
Vested awards of restricted stock	287	235	216
Average Shares – Basic	86,122	86,070	80,157
Dilutive Effect of Common Stock Equivalents:
PNMR 2020 Forward Equity Sale Agreements	—	—	106
Stock options and restricted stock	47	41	40
Average Shares – Diluted	86,169	86,111	80,303
Net Earnings Attributable to PNMR Per Share of Common Stock:
Basic	$1.97	$2.28	$2.16
Diluted	$1.97	$2.27	$2.15
Dividends Declared per Common Share	$1.41	$1.33	$1.25

(6)Stockholders’ Equity
Common Stock and Equity Contributions
On December 15, 2020 PNMR physically settled all shares under the PNMR 2020 Forward Equity Sale Agreements by issuing 6.2 million shares to the forward purchasers at a price of $45.805 per share, aggregating net proceeds of $283.1 million. In addition, PNMR recorded a net $0.1 million for equity issuance costs reimbursed by the lead underwriter. Following this settlement, no shares of PNMR’s common stock remain subject to future settlement under the PNMR 2020 Forward Equity Sale Agreements. PNMR, PNM, and TNMP did not issue any common stock during the years ended December 31, 2022 and 2021. Neither PNM nor TNMP issued any common stock during the year ended December 31, 2020.
PNMR funded zero, $53.0 million, and $230.0 million of cash equity contributions to PNM in 2022, 2021, and 2020, respectively. PNMR also funded $68.0 million, $52.0 million, and $71.0 million of cash equity contributions to TNMP in 2022, 2021, and 2020, respectively.

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
PNM declared and paid cash dividends to PNMR of $153.5 million, $60.0 million, and $40.7 million in 2022, 2021, and 2020, respectively. TNMP declared and paid cash dividends to PNMR of zero, zero, and $58.5 million in 2022, 2021, and 2020, respectively.
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC provisions allow PNM to pay dividends, with at least 15 days prior notice, from current earnings, which is determined on a rolling four quarter basis, or from equity contributions previously made by PNMR. The Federal Power Act also imposes certain restrictions on dividends

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
by public utilities. Debt-to-capitalization ratio requirements, as discussed in Note 7, remain at less than or equal to 65% for PNM and TNMP and less than or equal to 70% for PNMR. These debt-to-capitalization ratio requirements could limit the amounts of dividends that could be paid. PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain the approval of certain financial counterparties to transfer more than five percent of PNM’s assets. As of December 31, 2022, none of the numerical tests would restrict the payment of dividends from the retained earnings of PNM or TNMP, and the 70% debt-to-capitalization covenant would restrict the payment of dividends by PNMR to $255.8 million.

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

Under the terms of the Merger Agreement, PNMR has agreed not to declare, set aside, make or pay any dividend or other distribution, payable in cash, stock, property or otherwise, with respect to any of its equity securities, or make any other actual, constructive or deemed distribution in respect of any equity securities (except (i) PNMR may continue the declaration and payment of planned regular quarterly cash dividends on PNMR common stock for each quarterly period ended after the date of the Merger Agreement, which for any fiscal quarter in 2023 shall not exceed $0.3675, with usual record and payment dates in accordance with past dividend practice, and (ii) for any cash dividend or cash distribution by a wholly-owned subsidiary of PNMR to PNMR or another wholly-owned subsidiary of PNMR).
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

Financing Activities

PNMR

At December 31, 2020, PNMR had $300.0 million aggregate principal amount of 3.25% SUNs outstanding (the “PNMR 2018 SUNs”), which were set to mature on March 9, 2021. As discussed below, on March 9, 2021, PNMR utilized $220.0 million of capacity under the PNMR 2020 Delayed-Draw Term Loan as well as $80.0 million in borrowings under the PNMR Revolving Credit Facility to repay the PNMR 2018 SUNs.

At December 31, 2020, PNMR had $65.0 million outstanding under the PNMR Development Term Loan that was amended to reduce the balance from $90.0 million to $65.0 million. On May 18, 2021, the $65.0 million PNMR Development Term Loan was repaid using proceeds from the PNMR 2021 Delayed-Draw Term Loan discussed below.

At December 31, 2020, PNMR had $150.0 million outstanding under the PNMR 2019 Term Loan. On May 18, 2021, the $150.0 million PNMR 2019 Term Loan was repaid using proceeds from the PNMR 2021 Delayed-Draw Term Loan discussed below.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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

On May 18, 2021, PNMR entered into the PNMR 2021 Delayed-Draw Term Loan, among PNMR, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. Initially PNMR drew $850.0 million to repay and terminate existing indebtedness, including the $150.0 million PNMR 2019 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, the $150.0 million PNMR 2020 Term Loan, the $65.0 million PNMR Development Term Loan, and $40.0 million in borrowings under the PNMR Development Revolving Credit Facility. Additionally, PNMR repaid $92.1 million in borrowings under the PNMR Revolving Credit Facility. On December 2, 2021, PNMR drew an additional $50.0 million under the PNMR 2021 Delayed-Draw Term Loan. On January 24, 2022, PNMR drew the remaining $100.0 million available under the PNMR 2021 Delayed-Draw Term Loan. On May 20, 2022, PNMR amended and restated the PNMR 2021 Delayed-Draw Term Loan, extending its maturity to May 18, 2025. The PNMR 2021 Delayed-Draw Term Loan provides for assignment of the term loan to Avangrid upon completion of the Merger. Draws on the PNMR 2021 Delayed-Draw Term Loan bear interest at a variable rate, which was 5.37% at December 31, 2022.

On November 10, 2022, PNMR entered into a distribution agreement with BofA Securities, Inc., MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as sales agents and Bank of America, N.A., MUFG Securities EMEA plc and Wells Fargo Bank, N.A., as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through the sales agents (the “PNMR 2022 ATM Program”). Sales of the shares made pursuant to the distribution agreement, if any, may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of PNMR’s common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. PNMR did not initially receive any proceeds upon the execution of this agreement. The Company also may enter into forward stock purchase transactions, in which forward purchasers may borrow from third parties and, through a sales agent, sell a number of shares equal to the number of shares of the Company’s common stock to hedge the agreement. Except in certain specified circumstances, PNMR has the option to elect physical, cash, or net share settlement of the forward stock purchase transactions. The Company will not receive any proceeds from the sale of borrowed shares of common stock by a forward seller. The Company expects to receive proceeds from the sale of shares directly or upon future physical settlement(s), in which case, the Company will expect to receive, subject to certain adjustments, aggregate net cash proceeds at settlement equal to the number of shares underlying the relevant forward agreement, multiplied by the relevant forward sale price.

On March 2, 2022, PNMR filed a shelf registration that provides for the issuance of various types of debt and equity securities. The PNMR shelf registration statement expires in March 2025.
PNM

At December 31, 2020, PNM had a $40.0 million outstanding term loan agreement (the “PNM 2019 $40.0 million Term Loan”), between PNM and Bank of America, N.A. as sole lender and administrative agent. On June 18, 2021, the $40.0 million PNM 2019 Term Loan was repaid using proceeds from the PNM 2021 Term Loan discussed below.

At December 31, 2020, PNM had outstanding PCRBs aggregating $100.3 million, that were issued in the weekly mode (the “PNM Floating Rate PCRBs”). The PNM Floating Rate PCRBs bore interest at rates that were reset weekly, giving investors the option to return the PCRBs for remarketing to new investors upon 7 days' notice. On October 1, 2021, PNM converted the PNM Floating Rate PCRBs to a fixed rate period and successfully remarketed them to new investors (the “PNM 2021 Fixed Rate PCRBs”). The PNM 2021 Fixed Rate PCRBs now bear interest at 0.875% and are subject to mandatory tender on October 1, 2026.

At December 31, 2020, PNM had $146.0 million of outstanding PCRBs with a final maturity of April 1, 2033. These PCRBs were subject to mandatory tender on October 1, 2021, and were successfully remarketed to new investors on that date. The $146.0 million PCRBs bear interest at a fixed rate of 2.15% until their final maturity.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

At December 31, 2021, PNM had $80.0 million aggregate principal amount of its 2.59% senior unsecured notes outstanding, due July 15, 2033, and $80.0 million aggregate principal amount of its 3.14% senior unsecured notes outstanding, due July 15, 2041 (the “PNM 2021 SUNs”). The PNM 2021 SUNs were offered and issued to institutional investors in private placement transactions on July 14, 2021 under the PNM 2021 Note Purchase Agreement. Proceeds from the PNM 2021 SUNs were used to repay the total amount of $160.0 million of PNM's 5.35% SUNs, at par, earlier than their scheduled maturity of October 1, 2021. The PNM 2021 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM 2021 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM 2021 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM 2021 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

At December 31, 2021, PNM had $50.0 million aggregate principal amount of its 2.29% senior unsecured notes outstanding, due December 30, 2031, and another $100.0 million aggregate principal amount of its 2.97% senior unsecured notes outstanding, due December 30, 2041 (the “PNM September 2021 SUNs”). The PNM September 2021 SUNs were offered and issued to institutional investors in private placement transactions on December 2, 2021 under the PNM September 2021 Note Purchase Agreement. Proceeds from the PNM September 2021 SUNs were used for funding of capital expenditures, including the purchase of the Western Spirit Line, repayment of existing indebtedness, and for general corporate purposes. The PNM September 2021 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM September 2021 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM September 2021 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM September 2021 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On June 18, 2021, PNM entered into a $75.0 million outstanding term loan (the “PNM 2021 Term Loan”) between PNM and Bank of America, N.A., as lender. The PNM 2021 Term Loan was used to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes. On August 5, 2022, the PNM 2021 Term Loan was prepaid without penalty with proceeds from the PNM 2022 Delayed-Draw Term Loan discussed below.

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

On August 5, 2022, PNM entered into a $225.0 million delayed-draw term loan agreement (the "PNM 2022 Delayed-Draw Term Loan"), among PNM, the lender parties thereto, and Royal Bank of Canada, as administrative agent. PNM initially drew $180.0 million to repay the $75.0 million PNM 2021 Term Loan ahead of its December 2022 maturity and for other corporate purposes. On September 30, 2022, PNM drew the remaining $45.0 million and used the proceeds for general corporate purposes. Draws on the PNM 2022 Delayed-Draw Term Loan bear interest at a variable rate, which was 5.09% at December 31, 2022 and must be repaid on or before February 5, 2024.

PNM has a shelf registration statement, which will expire in May 2023, with capacity for the issuance of up to $650.0 million of senior unsecured notes.

TNMP

On July 14, 2021, TNMP entered into the TNMP 2021 Bond Purchase Agreement with institutional investors for the sale of $65.0 million aggregate principal amount of the TNMP 2021 Bonds offered in private placement transactions. On August 16, 2021, TNMP issued all $65.0 million of the TNMP 2021 Bonds at 2.44% with a maturity of August 15, 2035, and used the proceeds to repay existing debt and for other corporate purposes. The TNMP 2021 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indenture governing the TNMP 2021 Bonds. The terms of the supplemental indenture governing the TNMP 2021 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2021 Bonds at par. However, the definition of change of control in the supplemental indenture governing the TNMP 2021 Bonds will not be triggered by the closing of the Merger. TNMP has the right to redeem any or all of the TNMP 2021 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

On October 26, 2020, PNMR, TNMP and PNMR Development entered into amendment agreements with the lender parties thereto to amend the definition of “Change of Control” such that the entry into the Merger Agreement would not constitute a Change of Control and to waive the Event of Default arising from entry into the Merger Agreement. On September 15, 2021, PNMR and TNMP and the lender parties further amended the definition of “Change of Control” in the PNMR Revolving Credit Facility and the TNMP Revolving Credit Facility such that the closing of the Merger does not constitute a Change of Control under those facilities. The Change of Control provisions in the PNM debt agreements, PNM note purchase agreements, TNMP 2021 Bond Purchase Agreement, and TNMP 2022 Bond Purchase Agreement are not triggered by the closing of the Merger and did not require amendment.

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

Interest Rate Hedging Activities

In 2017, PNMR entered into three separate four-year hedging agreements that effectively established fixed interest rates of 1.926%, 1.823%, and 1.629%, plus customary spreads over LIBOR, subject to change if there is a change in PNMR’s credit rating, for three separate tranches, each of $50.0 million, of its variable rate debt. These fixed interest rate hedging agreements expired according to their terms in 2021.

On May 2, 2022, PNMR entered into two separate 20-month hedging agreements for $150.0 million and $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 2.65%. On May 20, 2022, PNMR entered into a third 19-month hedging agreement for $100.0 million to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 2.52%. On September 30, 2022, PNMR entered into two

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
separate 15-month hedging agreements for $100.0 million each, totaling $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established fixed interest rates of 4.17% and 4.18%. On October 31, 2022, PNMR entered into two additional 14-month hedging agreements for $100.0 million each, totaling $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established fixed interest rates of 4.66% and 4.65%. All of the hedging agreements discussed above establish the fixed rate indicated, plus a customary spread over SOFR, which is subject to change if there is a change in PNMR's credit rating.

These hedge agreements are accounted for as cash flow hedges and had fair values of $11.1 million that were included in Other current assets on the Consolidated Balance Sheet at December 31, 2022. As discussed in Note 3, changes in the fair value of the cash flow hedges were deferred in AOCI and amounts reclassified to the Consolidated Statement of Earnings were recorded in interest charges. The fair values were determined using Level 2 inputs under GAAP, including using forward SOFR curves under the mid-market convention to discount cash flows over the remaining term of the agreements.

Borrowing Arrangements Between PNMR and its Subsidiaries
PNMR has intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount up to $150.0 million and have either reciprocal or non-reciprocal terms. Interest charged to the subsidiaries is equivalent to interest paid by PNMR on its short-term borrowings or the money-market interest rate if PNMR does not have any short-term borrowings outstanding. All balances outstanding under intercompany loan agreements are eliminated upon consolidation. See Note 1. PNM and TNMP had no borrowings from PNMR at December 31, 2022 and 2021. PNMR Development had no short-term borrowings outstanding from PNMR at December 31, 2022 and 2021. PNMR had $5.3 million and $6.4 million in short-term borrowings outstanding from PNMR Development at December 31, 2022 and 2021.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. On May 20, 2022, both PNMR and PNM extended the facilities to October 31, 2024, with two one-year extension options that, if exercised, would extend the maturity through October 2026, subject to approval by a majority of the lenders. On January 26, 2023, PNMR and PNM exercised one of the one-year extension options extending their maturities through October 2025; provided that, effective November 1, 2024, the amount of the PNMR Revolving Credit Facility will adjust to $285.0 million and the PNM Revolving Credit Facility will adjust to $380.0 million because one lender in each facility failed to agree to the one-year extension through October 2025. Also on May 20, 2022, the $40.0 million PNM New Mexico Credit Facility was extended to May 20, 2026. At December 31, 2021, the TNMP Revolving Credit Facility had a financing capacity of $75.0 million, secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds. On March 11, 2022, the TNMP Revolving Credit Facility was amended to extend the maturity to September 23, 2024, with two one-year extension options that, if exercised, would extend the maturity to September 23, 2026, subject to approval by a majority of the lenders. The amended TNMP Revolving Credit Facility also contained an accordion feature that would allow TNMP to increase the size of the revolver from $75.0 million to $100.0 million, subject to certain conditions. On May 13, 2022, TNMP exercised the accordion feature and increased the capacity of the TNMP Revolving Credit Facility to $100.0 million, secured by $100.0 million aggregate principal amount of TNMP first mortgage bonds. On January 26, 2023, TNMP exercised one of the one-year extension options on its credit facility, which extended the maturity to September 23, 2025. PNMR Development had a $40.0 million revolving credit facility that was terminated on May 18, 2021. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR.

Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2022	2021
	(In thousands)
PNM:
PNM Revolving Credit Facility	$145,900	$7,400
PNM New Mexico Credit Facility	40,000	—
	185,900	7,400
TNMP Revolving Credit Facility	36,700	400
PNMR:
PNMR Revolving Credit Facility	9,400	54,900
	$232,000	$62,700

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.4 million, zero, and zero at December 31, 2022, that reduce the available capacity under their respective revolving credit facilities. In addition, PNMR had $30.3 million of letters of credit outstanding under the WFB LOC Facility. At December 31, 2022, interest rates on outstanding borrowings were 5.90% for the PNMR Revolving Credit Facility, 5.67% for the PNM Revolving Credit Facility, 5.68% for the PNM New Mexico Credit Facility, and 5.29% for the TNMP Revolving Credit Facility.

Long-Term Debt

Information concerning long-term debt outstanding and unamortized (premiums), discounts, and debt issuance costs is as follows:

	December 31, 2022		December 31, 2021
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
PNM Debt
Senior Unsecured Notes, Pollution Control Revenue Bonds:
2.15% due April 2033	$146,000	$915	$146,000	$1,003
2.125% due June 2040, mandatory tender - June 1, 2022	—	—	37,000	45
3.00% due June 2040, mandatory tender - June 1, 2024	37,000	296	—	—
2.45% due September 2042, mandatory tender - June 1, 2022	—	—	20,000	17
0.875% due October 2026	100,345	550	100,345	697
1.05% due January 2038, mandatory tender - June 1, 2022	—	—	36,000	75
3.00% due January 2038, mandatory tender - June 1, 2024	36,000	288	—	—
1.20% due June 2040, mandatory tender - June 1, 2022	—	—	11,500	24
1.10% due June 2040, mandatory tender June 1, 2023	130,000	178	130,000	535
1.15% due June 2040, mandatory tender - June 1, 2024	125,000	383	125,000	639
Senior Unsecured Notes:
3.15% due May 2023	55,000	29	55,000	106
3.45% due May 2025	104,000	248	104,000	353
3.85% due August 2025	250,000	775	250,000	1,075
3.68% due May 2028	88,000	333	88,000	395
3.78% due August 2028	15,000	59	15,000	69
3.93% due May 2033	38,000	185	38,000	203
4.22% due May 2038	45,000	243	45,000	259
4.50% due May 2048	20,000	119	20,000	124
4.60% due August 2048	85,000	510	85,000	530
3.21% due April 2030	150,000	1,171	150,000	1,331
3.57% due April 2039	50,000	454	50,000	482
2.59% due July 2033	80,000	405	80,000	443
3.14% due July 2041	80,000	427	80,000	450
2.29% due December 2031	50,000	264	50,000	293
2.97% due December 2041	100,000	557	100,000	587
PNM 2021 $75.0 Million Term Loan due December 2022	—	—	75,000	—
PNM 2022 225.0 Million Term Loan due February 2024	225,000	56	—	—
	2,009,345	8,445	1,890,845	9,735
Less current maturities	185,000	207	179,500	161
	1,824,345	8,238	1,711,345	9,574

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

	December 31, 2022		December 31, 2021
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
TNMP Debt
First Mortgage Bonds:
6.95% due April 2043	93,198	(14,488)	93,198	(15,202)
4.03% due July 2024	80,000	158	80,000	264
3.53% due February 2026	60,000	256	60,000	338
3.22% due August 2027	60,000	266	60,000	324
3.85% due June 2028	60,000	344	60,000	406
3.79% due March 2034	75,000	422	75,000	460
3.92% due March 2039	75,000	457	75,000	486
4.06% due March 2044	75,000	479	75,000	501
3.60% due July 2029	80,000	391	80,000	451
2.73% due April 2030	85,000	616	85,000	699
3.36% due April 2050	25,000	226	25,000	235
2.93% due July 2035	25,000	208	25,000	224
3.36% due July 2050	50,000	457	50,000	473
2.44% due August 2035	65,000	454	65,000	489
4.13% due May 12, 2052	65,000	439	—	—
3.81% due July 28, 2032	95,000	638	—	—
	1,068,198	(8,677)	908,198	(9,852)
Less current maturities	—	—	—	—
	1,068,198	(8,677)	908,198	(9,852)

PNMR Debt
PNMR 2021 Delayed-Draw Term Loan due May 2025	1,000,000	388	900,000	241
	1,000,000	388	900,000	241
Less current maturities	—	—	—	—
	1,000,000	388	900,000	241
Total Consolidated PNMR Debt	4,077,543	156	3,699,043	124
Less current maturities	185,000	207	179,500	161
	$3,892,543	$(51)	$3,519,543	$(37)

Reflecting mandatory tender dates, long-term debt maturities as of December 31, 2022, are follows:

	PNMR	PNM	TNMP	PNMR Consolidated
	(In thousands)
2023	$—	$185,000	$—	$185,000
2024	—	423,000	80,000	503,000
2025	1,000,000	354,000	—	1,354,000
2026	—	100,345	60,000	160,345
2027	—	—	60,000	60,000
Thereafter	—	947,000	868,198	1,815,198
Total	$1,000,000	$2,009,345	$1,068,198	$4,077,543

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(8)Lease Commitments

The Company enters into various lease agreements to meet its business needs and to satisfy the needs of its customers. The Company accounts for contracts that convey the use and control of identified assets for a period of time as leases. The Company classifies leases as operating or financing by evaluating the terms of the lease agreement. Agreements under which the Company is likely to utilize substantially all of the economic value or life of the asset or that the Company is likely to own at the end of the lease term, either through purchase or transfer of ownership, are classified as financing leases. Leases not meeting these criteria are accounted for as operating leases. Agreements under which the Company is a lessor are insignificant. PNMR, PNM, and TNMP determine present value for their leases using their incremental borrowing rates at the commencement date of the lease or, when readily available, the rate implicit in the agreement. The Company leases office buildings, vehicles, and other equipment. In addition, PNM leases interests in PVNGS and certain rights-of-way agreements that are classified as leases. All of the Company’s leases with terms in excess of one year are recorded on the Consolidated Balance Sheets by recording a present value lease liability and a corresponding right-of-use asset. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs, which are comprised primarily of fleet and office equipment leases commencing after January 1, 2019, are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Consolidated Statements of Earnings.

PVNGS

In 1985 and 1986, PNM entered into leases for its interest in PVNGS Unit 1 and 2. The leases initially were scheduled to expire in January 2015 for four Unit 1 leases and January 2016 for four Unit 2 leases. Following procedures set forth in the PVNGS leases, PNM notified four of the lessors under the Unit 1 leases and one lessor under the Unit 2 lease that it would elect to renew those leases on the expiration date of the original leases. The four Unit 1 leases expired in January 2023 and the one Unit 2 lease expires in January 2024. The annual lease payments during the renewal periods aggregated $16.5 million for PVNGS Unit 1 and $1.6 million for Unit 2.

The terms of each of the extended leases do not provide for additional renewal options beyond their currently scheduled expiration dates. PNM had the option to purchase the assets underlying each of the extended leases at their fair market value or to return the lease interests to the lessors on the expiration dates. On June 11, 2020, PNM provided notice to the lessors and the NMPRC of its intent to return the assets underlying in both the PVNGS Unit 1 and Unit 2 leases upon their expiration in January 2023 and 2024. Although PNM elected to return the assets underlying the extended leases, PNM retains certain obligations related to PVNGS, including costs to decommission the facility. PNM depreciates its capital improvements related to the extended leases using NMPRC approved rates through the end of the NRC license period for each unit, which expire in June 2045 for Unit 1 and in June 2046 for Unit 2. Upon expiration of the leases PNM will cease depreciation and as authorized by the NMPRC create a regulatory asset for the associated remaining undepreciated investments.

On April 5, 2021, PNM and SRP entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to SRP certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2, which SRP has agreed to acquire from the lessors upon termination of the existing leases. The transaction between PNM and SRP received all necessary approvals, including NRC approval for the transfer of the associated possessory licenses to SRP at the end of the term of each of the respective leases. In January 2023, the Unit 1 leases expired, and PNM closed on the associated sale to SRP, receiving payments of $17.7 million for PNM-owned assets and $17.3 million for nuclear fuel. See Notes 16 and 17 for information on other PVNGS matters including the PVNGS Leased Interest Abandonment Application which includes NMPRC authorization to create regulatory assets for the associated remaining undepreciated investments.

PNM is exposed to loss under the remaining PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the leased interests. If such an event had occurred as of December 31, 2022, amounts due to the lessors under the circumstances described above would be up to $14.1 million, payable on January 13, 2023, in addition to the scheduled lease payments due on that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Land Easements and Rights-of-Ways

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. PNM’s April 2022 payment for the amount due under the Navajo Nation right-of-way lease was $7.9 million, which included amounts due under the Consumer Price Index adjustment. Changes in the Consumer Price Index subsequent to January 1, 2019, are considered variable lease payments.

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Consolidated Statement of Earnings over their term. As of December 31, 2022 and 2021, the unamortized balance of these rights-of-ways was $54.6 million and $53.4 million. During the years ended December 31, 2022, 2021, and 2020, PNM recognized amortization expense associated with these agreements of $3.8 million, $3.7 million, and $4.4 million.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019, are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018, are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At December 31, 2022, residual value guarantees on fleet vehicle and equipment leases are $1.0 million, $1.2 million, and $2.2 million for PNM, TNMP, and PNMR Consolidated.

Information related to the Company’s operating leases recorded on the Consolidated Balance Sheets is presented below:

	December 31, 2022			December 31, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$52,556	$3,426	$55,982	$73,903	$5,264	$79,511
Current portion of operating lease liabilities	17,239	1,543	18,781	25,278	1,882	27,218
Long-term portion of operating lease liabilities	39,633	1,703	41,336	52,552	3,155	55,993

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019, as financing leases. Information related to the Company’s financing leases recorded on the Consolidated Balance Sheets is presented below:

	December 31, 2022			December 31, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)			(In thousands)
Financing leases:
Non-utility property	$19,324	$20,084	$39,738	$15,171	$16,181	$31,695
Accumulated depreciation	(7,726)	(8,202)	(16,189)	(4,550)	(4,923)	(9,660)
Non-utility property, net	$11,598	$11,882	$23,549	$10,621	$11,258	$22,035

Other current liabilities	$3,441	$3,867	$7,363	$2,731	$2,994	$5,813
Other deferred credits	8,079	8,028	16,123	7,732	8,273	16,075

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	December 31, 2022			December 31, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	6.74	2.16	6.48	5.60	2.90	5.44
Financing leases	3.99	3.39	3.68	4.30	4.14	4.20

Weighted average discount rate:
Operating leases	4.01%	3.94%	4.00%	3.99%	3.98%	3.99%
Financing leases	3.36%	3.53%	3.44%	2.60%	2.71%	2.65%

Information for the components of lease expense is as follows:

	Year Ended December 31, 2022
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost	$26,764	$2,020	$28,835
Amounts capitalized	(690)	(1,728)	(2,417)
Total operating lease expense	26,074	292	26,418
Financing lease cost:
Amortization of right-of-use assets	3,175	3,279	6,529
Interest on lease liabilities	327	330	659
Amounts capitalized	(2,264)	(3,208)	(5,471)
Total financing lease expense	1,238	401	1,717
Variable lease expense	890	—	890
Short-term lease expense (1)	3,058	5	3,109
Total lease expense for the period	$31,260	$698	$32,134
(1) Includes expense of $2.7 million for the twelve months ended December 31, 2022 for rental of temporary cooling towers associated with the SJGS Unit 1 outage. These amounts are offset with insurance reimbursements of $2.7 million for the twelve months ended December 31, 2022.

	Year Ended December 31, 2021
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost	$26,690	$2,445	$29,270
Amounts capitalized	(836)	(2,115)	(2,951)
Total operating lease expense	25,854	330	26,319
Financing lease cost:
Amortization of right-of-use assets	2,507	2,682	5,277
Interest on lease liabilities	263	307	574
Amounts capitalized	(1,726)	(2,678)	(4,404)
Total financing lease expense	1,044	311	1,447
Variable lease expense	380	—	380
Short-term lease expense	2,972	6	3,035
Total lease expense for the period	$30,250	$647	$31,181
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,687	$246	$25,984	$25,655	$323	$26,129
Operating cash flows from financing leases	96	43	141	90	34	128
Financing cash flows from financing leases	1,123	499	1,711	870	339	1,296

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,924	$179	$3,103	$—	$317	$317
Financing leases	4,205	4,061	8,266	3,792	3,126	6,958

Capitalized lease costs are reflected as investing activities on the Company’s Consolidated Statements of Cash Flows for the twelve months ended December 31, 2022 and 2021.

Future expected lease payments are shown below:

	As of December 31, 2022
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
2023	$3,764	$17,566	$4,210	$1,330	$8,029	$19,037
2024	3,031	8,294	3,562	1,030	6,606	9,334
2025	2,140	7,070	2,592	525	4,734	7,595
2026	1,570	7,041	1,417	449	2,988	7,490
2027	1,066	7,018	473	—	1,539	7,018
Later years	788	17,366	375	—	1,162	17,366
Total minimum lease payments	12,359	64,355	12,629	3,334	25,058	67,840
Less: Imputed interest	839	7,483	734	88	1,572	7,723
Lease liabilities as of December 31, 2022	$11,520	$56,872	$11,895	$3,246	$23,486	$60,117

The above table includes $11.3 million, $12.9 million, and $24.2 million for PNM, TNMP, and PNMR at December 31, 2022 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

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
December 31, 2022, 2021 and 2020
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

In 2021, PNM entered into three agreements to purchase power from third parties at a fixed price in order to ensure that customer demand during the 2022 summer peak load period was met. Two of the agreements, the purchase of 85 MW from June through September 2022 and the purchase of 40 MW for the full year of 2022, were not considered derivatives because there were no notional amounts due to the unit-contingent nature of the agreements. The third agreement for the purchase of 150 MW firm power in June and September 2022 met the definition of an economic hedge described below and was accounted for accordingly. In June and December 2022, PNM entered into agreements to purchase power from third parties in order to ensure that customer demand during the 2023 summer peak load is met. The agreements for the purchase of 35 MW and 25 MW from June 1, 2023 through September 30, 2023 were not considered a derivative because there was no notional amount due to the unit-contingent nature of one agreement and the other qualified for a normal purchase, normal sale scope exception. In the third and fourth quarters of 2022, PNM entered into several additional agreements to purchase power from third parties in order to ensure that customer demand during the 2023 summer peak load is met. These agreements are primarily derivative agreements and are accounted for as such. For additional information related to 2023 summer peak resource adequacy, see Note 17.

PNM was exposed to market risk for its 65 MW interest in SJGS Unit 4, which was held as merchant plant as ordered by the NMPRC from January 1, 2018 until September 30, 2022. PNM entered into agreements to sell power from 36 MW of that capacity to a third party at a fixed price for the period January 1, 2018 through June 30, 2022, subject to certain conditions. Under these agreements, PNM was obligated to deliver 36 MW of power only when SJGS Unit 4 was operating.  In May 2022, PNM executed a new agreement to sell 50 MW of that capacity to a third party for the period from July 1, 2022 through September 30, 2022 on a system-contingent basis. These agreements were not considered derivatives because there was no notional amount due to the unit-contingent nature of the transactions.

PNM and Tri-State had a hazard sharing agreement that expired in May 2022. Under this agreement, each party sold the other party 100 MW of capacity and energy from a designated generation resource on a unit contingent basis, subject to certain performance guarantees. The agreement was accounted for as a commodity derivative. In May 2022, PNM and Tri-State entered into another hazard sharing agreement that existed on a unit contingent basis through September 30, 2022, however this agreement did not include a performance guarantee. As a result, this agreement was not considered a derivative. Both the purchases and sales are made at the same market index price. This agreement served to reduce the magnitude of each party’s single largest generating hazard and assist in enhancing the reliability and efficiency of their respective operations. PNM passed the sales and purchases through to customers under PNM’s FPPAC.

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
December 31, 2022, 2021 and 2020
additional natural gas costs and approximately $8 million in additional purchased power costs. These fuel increases are passed through to customers under the FPPAC.

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the years ended December 31, 2022, 2021, and 2020, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as regulatory assets and liabilities. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Consolidated Balance Sheets:

	Economic Hedges
	December 31,
	2022	2021
	(In thousands)
Other current assets	$9,780	$684
Other deferred charges	—	—
	9,780	684
Other current liabilities	(19,209)	(2,275)
Other deferred credits	—	—
	(19,209)	(2,275)
Net	$(9,429)	$(1,591)
Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the table above are equal amounts of current assets and current liabilities aggregating zero at December 31, 2022 and $0.5 million at December 31, 2021 resulting from PNM’s hazard sharing arrangements with Tri-State that ended May 2022. The hazard sharing arrangements were net-settled upon delivery. As discussed above, PNM’s most recent hazard sharing agreement with Tri-State was not considered a derivative.

As discussed above, PNM has NMPRC-approved guidelines for hedging arrangements to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $9.8 million in current assets and $19.2 million of current liabilities related to these arrangements at December 31, 2022 and $0.2 million in current assets and $1.8 million of current liabilities at December 31, 2021 with changes in fair value recorded as regulatory assets and regulatory liabilities. See Note 13.
At December 31, 2022 and 2021, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, amounts posted as cash collateral under margin arrangements were $10.5 million at December 31, 2022 and $0.5 million at December 31, 2021. These amounts are included in other current assets on the Consolidated Balance Sheets. Obligations to return cash collateral were $0.2 million at December 31, 2022 and $0.9 million at December 31, 2021. Cash collateral amounts are included on the Consolidated Balance Sheets in other current liabilities.

The changes in the fair value of commodity derivative instruments that are considered economic hedges had no impact on PNM’s net earnings during the years ended December 31, 2022 and 2021. Commodity derivatives also had no impact on OCI for the periods presented.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
PNM’s net buy (sell) volume positions for energy were 432,200 MWh and 122,400 MWh at December 31, 2022 and 2021. PNM had no open gas commodity volume positions at December 31, 2022 and 2021.

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

Contractual liability represents those commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty. Cash collateral posted under these contracts does not reflect letters of credit under the Company’s revolving credit facilities that may have been issued as collateral. Net exposure is the net contractual liability for all contracts, including those designated as normal purchase and normal sale, offset by existing collateral and by any offsets available under master netting agreements, including both assets and liability positions. At December 31, 2022, PNM had $15.3 million of contractual liability, zero posted cash collateral, and $13.1 million of net exposure related to these contingent requirements for contracts in a net liability position. At December 31, 2021, PNM had no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 16. At December 31, 2022 and 2021, the fair value of investment securities included $325.3 million and $394.5 million for the NDT, $14.7 million and zero for the SJGS decommissioning trust, and $77.5 million and $68.6 million for the coal mine reclamation trusts.

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

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$(6,940)	$8,738	$5,861
Net gains (losses) from equity securities still held	(38,025)	(442)	17,707
Total net gains (losses) on equity securities	(44,965)	8,296	23,568
Available-for-sale debt securities:
Net gains (losses) on debt securities	(33,392)	8,554	(1,969)
Net gains (losses) on investment securities	$(78,357)	$16,850	$21,599

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $(25.8) million, $0.7 million, and $(3.2) million for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Proceeds from sales	$526,448	$459,867	$590,998
Gross realized gains	$22,071	$39,408	$35,904
Gross realized (losses)	$(36,623)	$(22,815)	$(28,817)

At December 31, 2022, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$40,339
After 1 year through 5 years	67,426
After 5 years through 10 years	70,608
After 10 years through 15 years	15,571
After 15 years through 20 years	12,825
After 20 years	32,211
$238,980

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

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of December 31, 2022 and 2021. Management of the Company independently verifies the information provided by pricing services.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Items recorded at fair value by PNM on the Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale securities.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
December 31, 2022
Cash and cash equivalents	$66,843	$66,843	$—
Equity securities:
Corporate stocks, common	40,103	40,103	—
Corporate stocks, preferred	5,191	790	4,401
Mutual funds and other	66,359	66,359	—
Available-for-sale debt securities:
U.S. government	45,905	45,645	260	$1,334
International government	9,762	—	9,762	1,117
Municipals	43,136	—	43,136	1,062
Corporate and other	140,177	—	140,177	6,473
	$417,476	$219,740	$197,736	$9,986

December 31, 2021
Cash and cash equivalents	$7,895	$7,895	$—
Equity securities:
Corporate stocks, common	97,626	97,626	—
Corporate stocks, preferred	9,114	3,775	5,339
Mutual funds and other	75,285	75,241	44
Available-for-sale debt securities:
U.S. government	43,128	13,204	29,924	$214
International government	16,001	—	16,001	1,508
Municipals	47,050	—	47,050	1,807
Corporate and other	167,027	—	167,027	12,212
	$463,126	$197,741	$265,385	$15,741
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Consolidated Balance Sheets are presented below:

	Carrying Amount	Fair Value
December 31, 2022	(In thousands)
PNMR	$4,077,387	$3,726,195
PNM	$2,000,900	$1,789,186
TNMP	$1,076,875	$937,009

December 31, 2021
PNMR	$3,698,919	$3,915,010
PNM	$1,881,110	$1,975,987
TNMP	$918,050	$1,039,023

The carrying amount and fair value of the Company’s other investments presented on the Consolidated Balance Sheets are not material and not shown in the above table.
Investments Held by Employee Benefit Plans
As discussed in Note 11, PNM and TNMP have trusts that hold investment assets for their pension and other postretirement benefit plans. The fair value of the assets held by the trusts impacts the determination of the funded status of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
each plan but the assets are not reflected on the Company’s Consolidated Balance Sheets. Both the PNM Pension Plan and the TNMP Pension Plan hold units of participation in the PNM Resources, Inc. Master Trust (the “PNMR Master Trust”), which was established for the investment of assets of the pension plans. The PNM Pension Plan’s investment allocation targets in 2022 consist of 35% equities, 15% alternative investments (both of which are considered return generating), and 50% fixed income. The TNMP Pension Plan’s investment allocation targets in 2022 consist of 16% equities, 14% alternative investments (both of which are considered return generating), and 70% fixed income.
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
The valuation of alternative investments requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The significant unobservable inputs include estimates of liquidation value, current operating performance, and future expectations of performance. Neither the employee benefit plans nor the PNMR Master Trust have any Level 3 investments as of December 31, 2022 or 2021.
The fair values of investments held by the employee benefit plans are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2022	(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$342,183	$143,911	$198,272
Uncategorized investments	67,787
Total Master Trust Investments	$409,970
TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$38,617	$13,556	$25,061
Uncategorized investments	5,433
Total Master Trust Investments	$44,050
PNM OPEB Plan
Cash and cash equivalents	$1,703	$1,703	$—
Equity securities:
Mutual funds	69,001	42,068	26,933
	$70,704	$43,771	$26,933
TNMP OPEB Plan
Cash and cash equivalents	$149	$149	$—
Equity securities:
Mutual funds	8,573	8,018	555
	$8,722	$8,167	$555

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2021	(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$527,873	$235,605	$292,268
Uncategorized investments	49,432
Total Master Trust Investments	$577,305

TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$58,623	$21,390	$37,233
Uncategorized investments	3,962
Total Master Trust Investments	$62,585

PNM OPEB Plan
Cash and cash equivalents	$1,578	$1,578	$—
Equity securities:
Mutual funds	94,549	58,383	36,166
	$96,127	$59,961	$36,166
TNMP OPEB Plan
Cash and cash equivalents	$381	$381	$—
Equity securities:
Mutual funds	12,249	11,575	674
	$12,630	$11,956	$674

The fair values of investments in the PNMR Master Trust are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2022	(In thousands)
PNMR Master Trust
Cash and cash equivalents	$17,106	$17,106	$—
Equity securities:
Corporate stocks, common	53,661	53,661	—
Corporate stocks, preferred	639	639	—
Mutual funds and other	135,200	27,412	107,788
Fixed income securities:
U.S. government	62,637	58,649	3,988
International government	3,318	—	3,318
Municipals	4,922	—	4,922
Corporate and other	103,317	—	103,317
Total investments categorized within fair value hierarchy	380,800	$157,467	$223,333
Uncategorized investments:
Private equity funds	6,691
Hedge funds	33,258
Real estate funds	33,271
	$454,020

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the years ended December 31, 2022, 2021, and 2020, PNM paid $19.5 million, $19.8 million, and $20.0 million for fixed charges and $1.9 million, $1.9 million, and $1.4 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.
PNM sources fuel for the plant, controls when the facility operates through its dispatch, and receives the entire output of the plant, which factors directly and significantly impact the economic performance of Valencia. Therefore, PNM has concluded that the third-party entity that owns Valencia is a VIE and that PNM is the primary beneficiary of the entity since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates Valencia in its financial statements. Accordingly, the assets, liabilities, operating expenses, and cash flows of Valencia are included in the Consolidated Financial Statements of PNM although PNM has no legal ownership interest or voting control of the VIE. The assets and liabilities of Valencia are set forth below and are not shown separately on the Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Summarized financial information for Valencia is as follows:

Results of Operations
	Year Ended December 31
	2022	2021	2020
	(In thousands)
Operating revenues	$21,403	$21,624	$21,297
Operating expenses	6,281	6,134	7,284
Earnings attributable to non-controlling interest	$15,122	$15,490	$14,013

Financial Position
	December 31,
	2022	2021
	(In thousands)
Current assets	$3,429	$3,042
Net property, plant and equipment	50,094	52,908
Total assets	53,523	55,950
Current liabilities	529	545
Owners’ equity – non-controlling interest	$52,994	$55,405

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 16, PNM purchased coal for SJGS under the SJGS CSA. PNM and Westmoreland also entered into agreements under which CCR disposal and mine reclamation services for SJGS would be provided. On October 9, 2018, Westmoreland filed a Current Report on Form 8-K with the SEC announcing it had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 15, 2019, Westmoreland emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, the assets of SJCC were sold to Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of SJCC including obligations to PNM under the SJGS CSA and to PNMR under letter of credit support agreements. See Note 16.

PNMR issued $30.3 million in letters of credit to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. As discussed above, WSJ LLC assumed the rights and obligations of SJCC, including obligations to PNMR for the letters of credit. The letters of credit support results in PNMR having a variable interest in WSJ LLC since PNMR is subject to possible loss in the event performance by PNMR is required under the letters of credit support. PNMR considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that WSJ LLC performs the required reclamation of the mine site in accordance with applicable regulations and the reclamation services agreement provides WSJ LLC the ability to recover the cost of reclamation. Additionally, much of the mine reclamation activities are being performed after the SJGS CSA expired on September 30, 2022. As discussed in Note 16, each of the SJGS participants has established and actively fund trusts to meet future reclamation obligations.
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC had the ability to direct its mining operations and reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal was supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner and monitoring of reclamation activities, the mining operations and reclamation services were solely under the control of WSJ LLC, including developing mining and reclamation plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM had any ability to direct or influence the mining operation or reclamation activities.  PNM’s involvement through the SJGS CSA and the reclamation services agreement is a protective right rather than a participating right and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA required WSJ LLC to deliver coal to fuel SJGS in exchange for payment of a set price per ton, which escalated over time for inflation.  The reclamation services agreement requires WSJ LLC to perform reclamation services at a base price per activity, which escalates over time for inflation. If WSJ LLC had been able to mine or perform reclamation services more efficiently than anticipated, its economic performance would improve.  Conversely, if WSJ LLC had not been able to mine or does not perform reclamation services as efficiently as anticipated, its economic performance would be negatively impacted.  Accordingly, PNMR believes

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support continue to be PNMR’s maximum exposure to loss from the VIE at December 31, 2022.

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
The Company maintains trust funds for the pension and OPEB plans from which benefits are paid to eligible employees and retirees. The Company’s funding policy is to make contributions to the trusts, as determined by an independent actuary, that comply with minimum guidelines of the Employee Retirement Income Security Act and the IRC. Information concerning the fair value of investments is contained in Note 9. The Company has in place a policy that defines the investment objectives, establishes performance goals of asset managers, and provides procedures for the manner in which investments are to be reviewed. The plans implement investment strategies to achieve the following objectives:

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
The following table presents information about the PBO, fair value of plan assets, and funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
	(In thousands)
PBO at beginning of year	$584,061	$630,904	$59,609	$67,390
Service cost	—	—	—	—
Interest cost	16,857	16,143	1,720	1,741
Actuarial (gain)	(118,552)	(19,372)	(11,711)	(3,306)
Benefits paid	(48,721)	(43,614)	(3,403)	(3,678)
Settlements	—	—	(2,254)	(2,538)
PBO at end of year	433,645	584,061	43,961	59,609
Fair value of plan assets at beginning of year	576,707	587,530	62,942	66,149
Actual return on plan assets	(117,523)	32,791	(13,838)	3,009
Employer contributions	—	—	—	—
Benefits paid	(48,721)	(43,614)	(3,403)	(3,678)
Settlements	—	—	(2,254)	(2,538)
Fair value of plan assets at end of year	410,463	576,707	43,447	62,942
Funded status – asset (liability) for pension benefits	$(23,182)	$(7,354)	$(514)	$3,333

Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Discount rates	$(111,478)	$(19,989)	$(11,697)	$(2,017)
Demographic experience	(7,074)	617	(742)	(1,403)
Mortality rate	—	—	—	—
Other assumptions and experience	—	—	728	114
	$(118,552)	$(19,372)	$(11,711)	$(3,306)

The following table presents pre-tax information about net actuarial (gain) loss in AOCI as of December 31, 2022.

	PNM	TNMP
	(In thousands)
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$112,063	$—
Experience loss	27,531	4,602
Regulatory asset (liability) adjustment	(22,282)	(4,602)
Amortization recognized in net periodic benefit (income)	(6,967)	—
Amounts in AOCI not yet recognized in net periodic benefit cost at end of year	$110,345	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	16,857	16,143	19,941
Expected return on plan assets	(28,563)	(28,531)	(29,453)
Amortization of net loss	15,794	18,166	17,860
Amortization of prior service cost	—	—	(554)
Net periodic benefit cost	$4,088	$5,778	$7,794
TNMP
Service cost	$—	$—	$—
Interest cost	1,720	1,741	2,177
Expected return on plan assets	(2,472)	(3,181)	(3,284)
Amortization of net loss	932	1,247	1,258
Amortization of prior service cost	—	—	—
Settlement loss	1,033	746	—
Net periodic benefit cost	$1,213	$553	$151

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost (income). Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost (income) would be affected.

	Year Ended December 31,
PNM	2022	2021	2020
Discount rate for determining December 31 PBO	5.74%	3.00%	2.66%
Discount rate for determining net periodic benefit cost	3.00%	2.66%	3.42%
Expected return on plan assets	5.50%	5.50%	5.90%
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	5.75%	3.01%	2.69%
Discount rate for determining net periodic benefit cost	3.01%	2.69%	3.46%
Expected return on plan assets	4.40%	5.50%	5.90%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2023 net periodic benefit cost to increase $4.6 million and $0.5 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP pension plans was (21.28)% and (23.03)% for the year ended December 31, 2022.

The Company’s long-term pension investment strategy is to invest in assets whose interest rate sensitivity is correlated with the pension liability. The Company uses an investment strategy, known as Liability Driven Investing, that increases the liability matching investments as the funded status of the pension plans improve. The Company’s investment allocation targets consist of 35% equities, 15% alternative investments (both of which are considered return generating), and 50% liability matching securities that are primarily bonds and other fixed income investments. Equity investments are primarily in domestic securities that include large-, mid-, and small-capitalization companies. The pension plans have a 13% targeted allocation to equities of companies domiciled primarily in developed countries outside of the U.S. The equity investments category includes actively managed domestic equity securities that are benchmarked against a variety of style indices. Fixed income investments are primarily corporate bonds of companies from diversified industries and government securities. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The private equity funds are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The hedge funds use multi-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
strategies that pursue various absolute return strategies such as relative value, merger arbitrage, event driven equities, and structured credit. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property and multi-family housing. See Note 9 for fair value information concerning assets held by the pension plans.

The following pension benefit payments are expected to be paid:

	PNM	TNMP
	(In thousands)
2023	$42,827	$4,358
2024	41,621	4,236
2025	40,876	4,207
2026	39,528	4,139
2027	38,600	3,929
2028 - 2032	174,505	17,211

Based on current law, funding requirements, and estimates of portfolio performance, the Company does not expect to make any cash contributions to the pension plans in 2023 through 2026. PNM expects to make a contribution of $0.4 million in 2027. TNMP does not expect to make any cash contributions in 2027. The funding assumptions were developed using discount a rate of 5.75%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rates. PNM and TNMP may make additional contributions at their discretion.
Other Postretirement Benefit Plans
For postretirement benefit plans, the APBO is the actuarial present value of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to date.
The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
	(In thousands)
APBO at beginning of year	$66,984	$75,196	$10,570	$11,938
Service cost	10	23	38	45
Interest cost	1,914	1,907	307	308
Participant contributions	1,431	1,617	219	135
Actuarial (gain)	(14,829)	(5,053)	(2,788)	(1,141)
Benefits paid	(6,396)	(6,706)	(641)	(715)
Curtailment loss	836	—	—	—
APBO at end of year	49,950	66,984	7,705	10,570
Fair value of plan assets at beginning of year	95,805	93,402	12,593	12,885
Actual return on plan assets	(23,156)	4,783	(3,453)	288
Employer contributions	2,617	2,709	—	—
Participant contributions	1,431	1,617	219	135
Benefits paid	(6,396)	(6,706)	(641)	(715)
Fair value of plan assets at end of year	70,301	95,805	8,718	12,593
Funded status – asset	$20,351	$28,821	$1,013	$2,023

As of December 31, 2022, the fair value of plan assets exceeds the APBO for both PNM’s and TNMP’s OPEB Plans and the resulting net asset is presented in other deferred charges on the Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Discount rates	$(11,876)	$(2,042)	$(2,469)	$(423)
Claims, contributions, and demographic experience	(2,985)	(2,893)	(319)	(718)
Assumed participation rate	—	—	—	—
Mortality rate	—	—	—	—
Dental trend assumption	32	(118)	—	—
	$(14,829)	$(5,053)	$(2,788)	$(1,141)

In the year ended December 31, 2022, actuarial losses of $12.7 million were recorded as adjustments to regulatory assets for the PNM OPEB plan. For the TNMP OPEB plan, actuarial losses of $1.1 million were recorded as adjustments to regulatory liabilities.

The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
PNM
Service cost	$10	$23	$38
Interest cost	1,914	1,907	2,453
Expected return on plan assets	(4,351)	(4,167)	(5,548)
Amortization of net loss	—	—	348
Curtailment loss	$836	$—	$—
Net periodic benefit (income)	$(1,591)	$(2,237)	$(2,709)
TNMP
Service cost	$38	$45	$46
Interest cost	307	308	373
Expected return on plan assets	(418)	(407)	(538)
Amortization of net (gain)	(520)	(322)	(323)
Net periodic benefit (income)	$(593)	$(376)	$(442)

The following significant weighted-average assumptions were used to determine the APBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the APBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2022	2021	2020
Discount rate for determining December 31 APBO	5.75%	2.99%	2.65%
Discount rate for determining net periodic benefit cost	2.99%	2.65%	3.42%
Expected return on plan assets	4.75%	4.75%	7.00%
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 APBO	5.75%	2.99%	2.65%
Discount rate for determining net periodic benefit cost	2.99%	2.65%	3.42%
Expected return on plan assets	3.80%	3.80%	5.60%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates), and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2023 net periodic benefit cost to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
increase $0.8 million and $0.1 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP OPEB plans was (24.5)% and (27.9)% for the year ended December 31, 2022.
The following table shows the assumed health care cost trend rates for the PNM OPEB plan:

	PNM
	December 31,
	2022	2021
Health care cost trend rate assumed for next year	6.25%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2029	2027

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

	PNM	TNMP
	(In thousands)
2023	$5,880	$621
2024	5,533	640
2025	5,157	643
2026	4,873	649
2027	4,593	641
2028 - 2032	19,200	2,980

PNM and TNMP made no cash contributions to the OPEB trusts in 2022 or 2021 and PNM and TNMP do not expect to make cash contributions to the OPEB trusts in 2023-2027. However, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the PNM OPEB plan. Payments by PNM on behalf of the PNM OPEB plan are expected to be $0.2 million in 2023 and $9.0 million in 2024-2027.

Executive Retirement Programs

For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
	(In thousands)
PBO at beginning of year	$12,612	$14,222	$406	$678
Service cost	—	—	—	—
Interest cost	362	363	11	17
Actuarial (gain)	(1,628)	(657)	(2)	(211)
Benefits paid	(1,304)	(1,316)	(71)	(78)
PBO at end of year – funded status	10,042	12,612	344	406
Less current liability	1,217	1,248	66	67
Non-current liability	$8,825	$11,364	$278	$339

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
The following table presents pre-tax information about net actuarial loss in AOCI as of December 31, 2022.

	December 31, 2022
	PNM	TNMP
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost at beginning of year	$1,816	$—
Experience (gain)	(1,628)	(2)
Regulatory asset adjustment	944	2
Amortization recognized in net periodic benefit (income)	(137)	—
Amount in AOCI not yet recognized in net periodic benefit cost at end of year	$995	$—

The following table presents the components of net periodic benefit cost:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	362	363	491
Amortization of net loss	327	395	403
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$689	$758	$894
TNMP
Service cost	$—	$—	$—
Interest cost	11	17	22
Amortization of net loss	—	33	24
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$11	$50	$46

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2022	2021	2020
Discount rate for determining December 31 PBO	5.73%	3.02%	2.68%
Discount rate for determining net periodic benefit cost	3.02%	2.68%	3.44%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	5.75%	3.01%	2.69%
Discount rate for determining net periodic benefit cost	3.01%	2.69%	3.46%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The impacts of changes in assumptions or experience were not significant.

Disbursements under the executive retirement program, funded by PNM and TNMP, which are considered to be contributions to the plan were $1.3 million and $0.1 million in the year ended December 31, 2022 and $1.3 million and $0.1 million for the year ended December 31, 2021.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM	TNMP
	(In thousands)
2023	$1,251	$68
2024	1,208	61
2025	1,158	54
2026	1,102	48
2027	1,042	41
2028 - 2032	4,230	121

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

A summary of expenses for these other retirement plans is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
PNMR
401(k) plan	$15,844	$16,648	$16,247
Non-qualified plan	$(1,027)	$3,594	$2,090
PNM
401(k) plan	$11,067	$11,826	$11,676
Non-qualified plan	$(721)	$2,622	$1,544
TNMP
401(k) plan	$4,776	$4,823	$4,572
Non-qualified plan	$(305)	$972	$547

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
December 31, 2022, 2021 and 2020

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

Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2022, 2021, and 2020 was $7.9 million, $9.4 million, and $8.1 million. Stock compensation expense of $5.3 million, $6.4 million, and $5.5 million was charged to PNM and $2.6 million, $3.0 million, and $2.6 million was charged to TNMP. At December 31, 2022, PNMR had unrecognized compensation expense related to stock awards of $4.6 million, which is expected to be recognized over an average of 1.54 years.

PNMR receives a tax deduction for the value of restricted stock at the vesting date. To the extent the tax deduction exceeds the Company’s cumulative expense related to a stock award, an excess tax benefit is recorded. When the cumulative expense exceeds the tax deduction, a tax deficiency is recorded. All excess tax benefits and deficiencies are recorded to tax expense and classified as operating cash flows when used to reduce taxes payable.

	Year Ended December 31,
Excess Tax Benefits (Deficiencies)	2022	2021	2020
	(In thousands)
PNM	$(65)	$564	$279
TNMP	(26)	224	112
PNMR	(91)	788	391

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

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Year Ended December 31,
Restricted Shares and Performance-Based Shares	2022	2021	2020
Expected quarterly dividends per share	$0.3475	$0.3275	$0.3075
Risk-free interest rate	1.46%	0.32%	0.72%

Market-Based Shares (1)
Dividend yield	N/A	2.76%	2.51%
Expected volatility	N/A	33.69%	19.41%
Risk-free interest rate	N/A	0.29%	0.72%
(1) Restricted stock expected to be awarded under the PEP for performance periods ending after 2023 no longer have market targets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

The following table summarizes activity in restricted stock awards including performance-based and market-based shares:

	Restricted Stock
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	167,270	$43.71
Granted	193,943	41.04
Released	(173,474)	42.47
Forfeited	(5,293)	42.31
Outstanding at December 31, 2022	182,446	$42.09

PNMR’s current stock-based compensation program provides for performance and market targets through 2023 and performance targets through 2024. Included as granted and released in the table above are 92,343 previously awarded shares that were earned for the 2019 - 2021 performance measurement period and ratified by the Board in February 2022 (based upon achieving market targets at below “maximum” levels). Excluded from the above table are 100,991 previously awarded shares that were earned for the 2020 - 2022 performance measurement period and ratified by the Board in February 2023 (based upon achieving market targets at above “target”, below “maximum” levels). Also excluded from the table above are 144,175 and 150,050 shares for the three-year performance periods ending in 2023 and 2024 that will be awarded if all performance and/or market criteria are achieved at maximum levels and all executives remain eligible.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Year Ended December 31,
Restricted Stock	2022	2021	2020
Weighted-average grant date fair value	$41.04	$43.48	$36.73
Total fair value of restricted shares that vested (in thousands)	$7,368	$8,617	$8,299

Stock Options
Total intrinsic value of options exercised (in thousands)	$—	$—	$84
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

Regulatory assets and liabilities reflected in the Consolidated Balance Sheets are presented below.

	PNM		TNMP
	December 31,		December 31,
	2022	2021	2022	2021
Assets:	(In thousands)
Current:
FPPAC	$8,904	$7,130	$—	$—
NMPRC hedging plan	9,429	1,591	—	—
Transmission cost recovery factor	—	—	—	3,906
Energy efficiency costs	—	—	1,932	2,158
	18,333	8,721	1,932	6,064

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

	PNM		TNMP
	December 31,		December 31,
	2022	2021	2022	2021
Assets (Continued):	(In thousands)
Non-Current:
SJGS - ETA (1)	$343,238	$51,975	$—	$—
SJGS - non-ETA (2)	26,296	43	—	—
Shutdown of SJGS Units 2 and 3	94,677	100,954	—	—
SJGS replacement resources	8,312	8,269	—	—
EIM	13,102	7,028	—	—
Loss on reacquired debt	15,323	17,249	26,317	27,615
Pension and OPEB(3)	187,182	165,006	21,558	17,924
Deferred income taxes	67,621	68,687	9,193	9,505
AMS surcharge	—	—	6,254	12,507
AMS retirement and other costs	—	—	12,591	12,286
Deferred COVID-19 costs	5,664	6,896	1,053	—
Other	2,526	2,874	5,779	5,440
	763,941	428,981	82,745	85,277
Total regulatory assets	$782,274	$437,702	$84,677	$91,341

	PNM		TNMP
	December 31,		December 31,
	2022	2021	2022	2021
Liabilities:
Current:
Renewable energy rider, including excess return	$(5,076)	$(5,989)	$—	$—
Energy efficiency costs	(2,837)	(2,327)	—	—
Transmission cost recovery factor	—	—	(9,089)	—
	(7,913)	(8,316)	(9,089)	—
Non-Current:
Cost of removal	(238,903)	(294,193)	(97,030)	(73,029)
Deferred income taxes	(301,493)	(321,976)	(94,994)	(107,250)
PVNGS ARO	—	(1,215)	—	—
Renewable energy tax benefits	(15,610)	(16,756)	—	—
Accelerated depreciation SNCRs(3)	—	(16,331)	—	—
Pension and OPEB	—	(2,376)	(4,518)	(6,099)
COVID-19 cost savings	(900)	(900)	—	—
Other	(83)	(83)	(1,671)	(1,185)
	(556,989)	(653,830)	(198,213)	(187,563)
Total regulatory liabilities	$(564,902)	$(662,146)	$(207,302)	$(187,563)
(1) Amounts approved for recovery through the Energy Transition Charge, see Note 17
(2) Authorized to be recorded as regulatory assets for certain other abandonment costs that are not specifically addressed under the provisions of the ETA, see Note 17
(3) Reclassified to the SJGS - ETA regulatory asset after shutdown of SJGS in 2022

The Company’s regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding. The Company does not receive or pay a rate of return on the following regulatory assets and regulatory liabilities (and their remaining amortization periods): SJGS non-ETA, SJGS replacement resources, EIM, PVNGS ARO, and deferred COVID-19 costs (to be determined in the 2024 Rate Change); deferred income taxes (over the remaining life of the taxable item, up to the remaining life of utility plant); pension and OPEB costs (through 2039); costs recoverable under the ETA (over the securitization period).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

(14)Construction Program and Jointly-Owned Electric Generating Plants
PNM is a participant in jointly-owned power plant projects. The participation agreement for SJGS expired on September 30, 2022. The primary operating or participation agreements for the other joint projects expire in July 2041 for Four Corners, December 2046 for Luna, and November 2047 for PVNGS.
PNM’s expenditures for additions to utility plant were $433.5 million in 2022, including expenditures on jointly-owned projects. TNMP does not participate in the ownership or operation of any generating plants, but incurred expenditures for additions to utility plant of $449.5 million during 2022. On a consolidated basis, PNMR’s expenditures for additions to utility plant were $912.6 million in 2022.

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
At December 31, 2022, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Type)	Plant in Service	Accumulated Depreciation(1)	Construction Work in Progress	Composite Interest
	(In thousands)
PVNGS (Nuclear)	$891,708	$420,076	$35,504	10.20%
Four Corners Units 4 and 5 (Coal)	$320,376	$101,022	$9,390	13.00%
Luna (Gas)	$83,146	$33,063	$111	33.33%
(1) Includes cost of removal.

Palo Verde Nuclear Generating Station
PNM is a participant in the three units of PVNGS with APS (the operating agent), SRP, EPE, SCE, SCPPA, and The Department of Water and Power of the City of Los Angeles. PNM had a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. In January 2023, leased capacity of 104 MW in PVNGS Unit 1 expired and the rights to the capacity were acquired by SRP from the lessors. Subsequently, PNM’s interest in PVNGS represents 7.6%. See Note 8 for additional information concerning the PVNGS leases.
Operation of each of the three PVNGS units requires an operating license from the NRC. Currently the operating licenses for the plants for 20 years through June 2045 for Unit 1, April 2046 for Unit 2, and November 2047 for Unit 3.
Four Corners Power Plant
PNM is a participant in two units of Four Corners with APS (the operating agent), an affiliate of APS, SRP, and Tucson. PNM has a 13.0% undivided interest in Units 4 and 5 of Four Corners. The Four Corners plant site is located on land within the Navajo Nation and is subject to an easement from the federal government. APS, on behalf of the Four Corners participants, negotiated amendments to an existing agreement with the Navajo Nation, which extends the owners’ right to operate the plant on the site to July 2041. See Notes 16 and 17 for additional information about Four Corners.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Luna Energy Facility

Luna is a combined-cycle power plant near Deming, New Mexico. Luna is owned equally by PNM, Tucson, and Samchully Power & Utilities 1, LLC. The operation and maintenance of the facility has been contracted to North American Energy Services.

(15)Asset Retirement Obligations
AROs are recorded based on studies to estimate the amount and timing of future ARO expenditures and reflect underlying assumptions, such as discount rates, estimates of the future costs for decommissioning, and the timing of the removal activities to be performed. Approximately 68% of PNM’s total ARO liabilities are related to nuclear decommissioning of PVNGS. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under lease both during and after termination of the leases. Studies of the decommissioning costs of PVNGS, SJGS, Four Corners, and other facilities are performed periodically and revisions to the ARO liabilities are recorded. Changes in the assumptions underlying the calculations may also require revisions to the estimated AROs when identified. A reconciliation of the ARO liabilities is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Liability at December 31, 2019	$181,962	$181,081	$881
Liabilities incurred	—	—	—
Liabilities settled	(1,444)	(1,192)	(252)
Accretion expense	11,310	11,236	74
Revisions to estimated cash flows(1)	(8,407)	(8,407)	—
Liability at December 31, 2020	183,421	182,718	703
Liabilities incurred	1,781	1,781	—
Liabilities settled	(142)	(142)	—
Accretion expense	9,308	9,248	60
Revisions to estimated cash flows(2)	39,778	39,778	—
Liability at December 31, 2021	234,146	233,383	763
Liabilities incurred	—	—	—
Liabilities settled	—	—	—
Accretion expense	10,767	10,702	65
Revisions to estimated cash flows(3)	(21,536)	(21,536)	—
Liability at December 31, 2022	$223,377	$222,549	$828
(1) Reflects a decrease of $9.2 million related to an updated PVNGS decommissioning study and an increase of $0.8 million related to an updated Four Corners decommissioning study.
(2) Reflects impacts of newly approved remediation ordinance in San Juan county requiring the full demolition of SJGS. See Note 16.
(3) Reflects a decrease of $21.5 million related to an updated SJGS decommissioning study.

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
December 31, 2022, 2021 and 2020
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

Commitments and Contingencies Related to the Environment

PVNGS Decommissioning Funding

The costs of decommissioning a nuclear power plant are substantial. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under leases both during and after termination of the leases. PNM has a program for funding its share of decommissioning costs for PVNGS, including portions held under leases. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. PNM funded $1.3 million for each of the years ended December 31, 2022, 2021 and 2020 into the qualified trust funds. The fair value of the trusts at December 31, 2022 and 2021 was $325.3 million and $394.5 million. See Note 17 for additional discussion of PNM’s PVNGS Lease Abandonment Application.

Nuclear Spent Fuel and Waste Disposal
Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high-level waste from PVNGS. In August 2014, APS and the DOE entered into a settlement agreement that established a process for the payment of claims for costs incurred through December 31, 2019. APS has accepted the DOE’s extensions of the settlement agreement for recovery of costs incurred through December 31, 2025. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. PNM records estimated claims on a quarterly basis. The benefit from the claims is passed through to customers under the FPPAC to the extent applicable to NMPRC regulated operations.

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At December 31, 2022 and 2021, PNM had a liability for interim storage costs of $12.0 million and $13.0 million, which is included in other deferred credits.

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

The Energy Transition Act

In 2019, the Governor signed into New Mexico state law Senate Bill 489, known as the Energy Transition Act (“ETA”). The ETA became effective as of June 14, 2019 and sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also allows for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to review and approve utilities’ annual renewable portfolio plans to ensure compliance with the RPS. The ETA also directs the New Mexico Environmental Improvement Board to adopt standards of performance that limit CO2 emissions to no

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
more than 1,100 lbs per MWh beginning January 1, 2023 for new or existing coal-fired EGUs with original installed capacities exceeding 300 MW.

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

The ETA has and will have a significant impact on PNM’s future generation portfolio, including PNM’s retirement of SJGS in 2022 and the planned Four Corners exit in 2024 (subject to regulatory approval). PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement resource filings with the NMPRC. See additional discussion in Note 17 of PNM’s SJGS and Four Corners Abandonment Applications.

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
December 31, 2022, 2021 and 2020
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

Carbon Dioxide Emissions

In 2015, EPA established standards to limit CO2 emissions from power plants, including (1) Carbon Pollution Standards for new, modified, and reconstructed power plants; and (2) the Clean Power Plan for existing power plants.

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

In 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines. EPA set the BSER for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence-line of an individual facility.  The DC Circuit issued an order that granted motions by various petitioners, including industry groups and EPA, to dismiss the cases challenging the Clean Power Plan as moot due to EPA’s issuance of the ACE Rule.

The ACE Rule was also challenged, and on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al., finding that EPA misinterpreted the CAA when it determined that the language of Section 111 unambiguously barred consideration of emissions reduction options that were not applied at the source. As a result, the court vacated the ACE Rule and remanded the record back to the EPA for further consideration consistent with the court’s opinion. While the DC Circuit rejected the ACE Rule, it did not reinstate the Clean Power Plan. EPA filed a motion seeking a partial stay of the mandate as to the repeal of the Clean Power Plan, to ensure the court’s order will not render effective the now out-of-date Clean Power Plan. On February 22, 2021, the U.S. Court of Appeals for the DC Circuit granted EPA’s motion, indicating that it would withhold issuance of the mandate with respect to the repeal of the Clean Power Plan until EPA responds to the court’s remand in a new rulemaking action.

On October 29, 2021, the US Supreme Court granted four petitions for writs of certiorari of the D.C. Circuit’s decision, and on June 30, 2022, the US Supreme Court held that the "generation shifting" approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether Section 111 of the CAA only authorizes EPA to require measures that can be implemented entirely within the fenceline at an individual source. Of broader significance in administrative law, the Court expressly invoked the major question doctrine as a basis for rejecting EPA's statutory interpretation. The basic principle of the major question doctrine is that, if an agency seeks to decide an issue of "vast economic or political significance," its action must be supported by clear statutory authorization. In cases where there is no authority, courts need not defer to the agency's statutory interpretation. The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agencies' authority may be limited based upon similar reasoning.

The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that the Biden Administration is unlikely to finalize the revisions proposed in 2018 and that reconsideration of the rule has concluded.

EPA has commenced the rulemaking process under section 111 to establish new emission guidelines for CO2 emissions from existing power plants. The agency indicates that it plans to publish a draft rule in April 2023 and a final rule in June 2024.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

NOX Standard – In 2018, EPA published the final rule to retain the current primary health-based NOx standards of which NO2 is the constituent of greatest concern and is the indicator for the primary NAAQS. EPA concluded that the current 1-hour and annual primary NO2 standards are requisite to protect public health with an adequate margin of safety. The rule became effective on May 18, 2018. The State of New Mexico has attained the current NOx NAAQS standards.

SO2 Standard – In 2019, EPA announced its final decision to retain, without changes, the primary health-based NAAQS for SO2. Specifically, EPA will retain the current 1-hour standard for SO2, which is 75 parts per billion, based on the 3-year average of the 99th percentile of daily maximum 1-hour SO2 concentrations.

On March 26, 2021, EPA published in the Federal Register the initial air quality designations for all remaining areas not yet designated under the 2010 SO2 Primary NAAQS. This is EPA’s fourth and final set of actions to designate areas of the U.S. for the 2010 SO2 NAAQS. All areas of New Mexico have been designated attainment/unclassifiable through four rounds of designations by EPA.

Ozone Standard – In 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 parts per billion. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. On July 13, 2020, EPA proposed to retain the existing ozone NAAQS based on a review of the full body of currently available scientific evidence and exposure/risk information. EPA finalized its decision to retain the ozone NAAQS in a notice published on December 31, 2020 making it immediately effective. The Center for Biological Diversity filed a lawsuit on February 25, 2021, challenging the decision to retain the existing ozone standard. In response to lawsuits brought by states and environmental groups, on October 29, 2021, EPA filed a motion in the DC Circuit indicating it will reconsider the 2020 ozone NAAQS. In April 2022, EPA released an External Review Draft Policy Assessment for the reconsideration of the ozone NAAQS, in which EPA Staff recommended that EPA retain the existing primary and secondary ozone NAAQS. EPA is targeting the end of 2023 to complete this reconsideration.

In 2015, EPA proposed a rule revising its Exceptional Events Rule, which outlines the requirements for excluding air quality data (including ozone data) from regulatory decisions if the data is affected by events outside an area’s control. The proposed rule is important in light of the more stringent ozone NAAQS final rule since western states like New Mexico and Arizona are subject to elevated background ozone transport from natural local sources, such as wildfires and stratospheric inversions, and transported via winds from distant sources in other regions or countries. EPA finalized the rule on October 3, 2016 and released related guidance in 2018 and 2019 to help implement its new exceptional events policy.

During 2017 and 2018, EPA released rules establishing area designations for ozone. In those rules, San Juan County, New Mexico, where Four Corners is located, is designated as attainment/unclassifiable and only a small area in Doña Ana County, New Mexico is designated as marginal non-attainment.  Although Afton Generating Station is located in Doña Ana County, it is not located within the small area designated as non-attainment for the 2015 ozone standard. The rule became effective May 8, 2018.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

PNM does not believe there will be material impacts to its facilities because of NMED’s non-attainment designation of the small area within Doña Ana County. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, PNM is unable to predict what impact the adoption of these standards may have on Four Corners. With respect to EPA’s reconsideration of the 2020 decision to retain the 2015 ozone standards, it is expected to be completed by the end of 2023. PNM cannot predict the outcome of this matter.

PM Standard – On January 30, 2020, EPA published in the Federal Register a notice announcing the availability of a final Policy Assessment for the Review of the NAAQS for Particulate Matter (the “PA”). The 2020 final PA was prepared as part of the review of the primary and secondary PM NAAQS. In the 2020 final PA, EPA recommended lowering the primary annual PM 2.5 standard to between 8 µg/m3 and 10 µg/m3. However, on April 30, 2020, EPA published a proposed rule to retain the current standards for PM due to uncertainties in the data relied upon in the 2020 final PA and EPA published a notice of that final action on December 18, 2020, making it immediately effective. On January 14, 2021, several states and New York City filed a petition for review in the DC Circuit, challenging EPA’s final rule retaining the current primary and secondary PM NAAQS and a similar lawsuit was filed by the Center for Biological Diversity in the DC Circuit. On June 10, 2021, EPA announced that it will reconsider the previous administration’s December 2020 decision to retain the current primary and secondary PM NAAQS and on October 8, 2021, EPA announced the release of a new draft PA stating that available scientific evidence and technical information indicate that the current standards may not be adequate to protect public health and welfare, as required by the CAA. On June 1, 2022, EPA issued a new final PA that likewise indicates current standards may not be adequate and that available scientific evidence could support lowering the standards.

On January 6, 2023, EPA announced a proposal to lower the annual fine particulate matter standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine particulate matter standard, the daily coarse particulate matter standard, and the secondary PM standards. Although the proposal focuses on the range of 9-10 µg/m3, EPA requests comment on a range between 8-11 µg/m3, but that range does not include the current annual standard of 12 µg/m3, indicating EPA will not consider retaining the current standard. Comments on the proposal will be due 60 days after publication in the Federal Register, and EPA’s current regulatory agenda indicates EPA plans to finalize the proposal in August 2023. PNM cannot predict the impacts of the outcome of future rulemaking.

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
To minimize impingement mortality, the rule provides operators of facilities, such as Four Corners, seven options for meeting Best Technology Available (“BTA”) standards for reducing impingement. The permitting authority must establish the BTA for entrainment on a site-specific basis, taking into consideration an array of factors, including endangered species and social costs and benefits. Affected sources must submit source water baseline characterization data to the permitting authority

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
to assist in the determination. Compliance deadlines under the rule are tied to permit renewal and will be subject to a schedule of compliance established by the permitting authority.
EPA has indicated that it is contemplating a December 31, 2023 compliance deadline. With respect to SJGS, no material changes will result given the shutdown of the plant in September of 2022.

In 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit. The permit did not contain conditions related to the cooling water intake structure rule, as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. Several environmental groups filed a petition for review with EPA’s Environmental Appeals Board (“EAB”) concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised ELG, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the EAB. EAB thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit in 2019. The permit was once again appealed to the EAB and was stayed before the effective date. Oral argument was heard on September 3, 2020. The EAB issued an order denying the petition for review on September 30, 2020. The denial was based on the EAB’s determination that the petitioners had failed to demonstrate that review of the permit was warranted on any of the grounds presented in the petition. Thereafter, the Regional Administrator of the EPA signed a notice of final permit decision, and the NPDES permit was issued on November 9, 2020. The permit became effective December 1, 2020 and will expire on November 30, 2025. On January 22, 2021, the environmental groups filed a petition for review of the EAB's decision with the U.S. Court of Appeals for the Ninth Circuit. The September 2019 permit remains in effect pending this appeal. On March 21, 2022, EPA provided notice in the Federal Register of a proposed settlement agreement with the environmental groups. The parties subsequently executed the settlement agreement as of May 2, 2022. Under the settlement, the associated case was administratively closed through September 6, 2023, during which time a third-party consultant will spend 12 months sampling discharges from Four Corners and EPA will spend three months completing an analysis. PNM cannot predict whether the analysis to be conducted under the settlement agreement will result in changes to the NPDES permit, but does not anticipate that it will have a material impact on PNM’s financial position, results of operations, or cash flows.

Effluent Limitation Guidelines

In 2013, EPA published proposed revised wastewater ELG establishing technology-based wastewater discharge limitations for fossil fuel-fired electric power plants.  EPA signed the final Steam Electric ELG rule in 2015. The final rule, which became effective on January 4, 2016, phased in the new, more stringent requirements in the form of effluent limits for arsenic, mercury, selenium, and nitrogen for wastewater discharged from wet scrubber systems and zero discharge of pollutants in ash transport water that must be incorporated into plants’ NPDES permits. The 2015 rule required each plant to comply between 2018 and 2023 depending on when it needs a new or revised NPDES permit.

The Steam Electric ELG rule was challenged in the U.S. Court of Appeals for the Fifth Circuit by numerous parties. In 2017, EPA signed a notice indicating its intent to reconsider portions of the rule, and the Fifth Circuit issued an order severing the issues under reconsideration and holding the case in abeyance as to those issues. However, the court allowed challenges to other portions of the rule to proceed. In 2019, the Fifth Circuit granted those challenges and issued an opinion vacating several portions of the rule, specifically those related to legacy wastewater and leachate, for which the court deemed the standards selected by EPA arbitrary and capricious.

In 2017, EPA published a final rule for postponement of certain compliance dates. The rule postponed the earliest date on which compliance with the ELG for these waste streams would be required from November 1, 2018 until November 1, 2020. In 2019, EPA published a proposed rule revising the original ELG while maintaining the compliance dates. On October 13, 2020, EPA published in the Federal Register the final Steam Electric ELG and standards for the Steam Electric Power Generating Point Source Category, revising the final 2015 guidelines for both flue gas desulfurization wastewater and bottom ash transport water. The rule requires compliance with new limits as soon as possible on or after October 13, 2021, but no later than December 31, 2025.

On August 3, 2021, EPA published notice that it will undertake a supplemental rulemaking to revise the ELG after completing its review of the rules reconsidered in 2020. As part of this process, EPA will determine whether more stringent limitations and standards are appropriate. EPA intends to publish a proposed rule in early 2023.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

Reeves Station discharges cooling tower blowdown to a publicly owned treatment plant and no longer holds an NPDES permit; therefore, it is expected that no requirements will be imposed.

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
Santa Fe Generating Station
PNM and NMED are parties to agreements under which PNM has installed a remediation system to treat water from a City of Santa Fe municipal supply well and an extraction well to address gasoline contamination in the groundwater at the site of PNM’s former Santa Fe Generating Station and service center. A 2008 NMED site inspection report states that neither the source nor extent of contamination at the site has been determined and that the source may not be the former Santa Fe Generating Station. During 2013 and 2014, PNM and NMED collected additional samples that showed elevated concentrations of nitrate and volatile organic compounds in some of the monitoring wells at the site. In addition, one monitoring well contained free-phase hydrocarbon products. PNM collected a sample of the product for “fingerprint” analysis. The results of this analysis indicated the product was a mixture of older and newer fuels. The presence of newer fuels in the sample suggests the hydrocarbon product likely originated from off-site sources. In 2015, PNM and NMED entered into a memorandum of understanding to address changing groundwater conditions at the site under which PNM agreed to continue hydrocarbon investigation under the supervision of NMED. Qualified costs are eligible for payment through the New Mexico Corrective Action Fund (“CAF”), which is administered by the NMED Petroleum Storage Tank Bureau. In 2019, PNM received notice from NMED that an abatement plan for the site is required to address concentrations of previously identified compounds, unrelated to those discussed above, found in the groundwater. NMED approved PNM’s abatement plan proposal, which covers field work and reporting.
Field work related to the investigation under both the CAF and abatement plan requirements was completed and activities and findings associated with the field work were presented in two separate reports and released to stakeholders in early 2020. Subsequent field work was completed in July 2020 and two reports were released supporting PNM’s contention that off-site sources have impacted, and are continuing to impact, the local groundwater in the vicinity of the former Santa Fe Generating Station.
PNM submitted work plans to NMED in January 2021 for review and approval. In December 2021, NMED approved both workplans and work is underway. These activities were completed by the end of 2022 and a report will be submitted to the NMED.
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
EPA’s final coal ash rule, which became effective in 2015, included a non-hazardous waste determination for coal ash and sets minimum criteria for existing and new CCR landfills and surface impoundments. In 2016, the Water Infrastructure Improvements for the Nation Act (the “WIIN Act”) was signed into law to address critical water infrastructure needs in the U.S. and contains a number of provisions related to the CCR rules. Among other things, the WIIN Act allows, but does not require, states to develop and submit CCR permit programs for EPA approval, provides flexibility for states to incorporate EPA’s final rule for CCRs or develop other criteria that are at least as protective as EPA’s final rule, and requires EPA to approve state permit programs within 180 days of submission by the state. Because states are not required to implement their own CCR

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
permit programs, EPA will implement the permit program in states that choose not to implement a program, subject to Congressional funding. Until permit programs are in effect, EPA has authority to directly enforce the CCR rule. For facilities located within the boundaries of Native American reservations, such as the Navajo Nation where Four Corners is located, EPA is required to develop a federal permit program regardless of appropriated funds.

In 2018, EPA published a rule that constitutes “Phase One, Part One” of its ongoing reconsideration and revision of the April 17, 2015, CCR rule. The final Phase One, Part One rule includes two types of revisions. The first revision extended the deadline to allow EGUs with unlined impoundments or that fail to meet the uppermost aquifer requirement to continue to receive coal ash until October 31, 2020. This deadline was again extended by subsequent amendments. The rule also authorized a “Participating State Director” or EPA to approve suspension of groundwater monitoring requirements and to issue certifications related to the location restrictions, design criteria, groundwater monitoring, remedy selection and implementation. The rule also modified groundwater protection standards for certain constituents, which include cobalt, molybdenum, lithium, and lead without a maximum contamination level.

In 2019, EPA published a second round of revisions, which are commonly referred to as the “Phase Two” revisions. Phase Two proposed revisions to reporting and accessibility to public information, the “CCR piles” and “beneficial use” definitions and the requirements for management of CCR piles. EPA has reopened and extended the Phase Two comment period several times. EPA has not yet finalized provisions in Phase Two related to beneficial use of CCR and CCR piles. This activity is on EPA’s long-term agenda, which means EPA has no plans to address these issues in the next 12 months.

Since promulgating its Phase Two proposal, EPA has finalized two other rules addressing various CCR rule provisions. In 2019, EPA promulgated its proposed Holistic Approach to Closure Part A (“Part A”), which proposed a new deadline of August 31, 2020, for companies to initiate closure of unlined CCR impoundments. In accordance with the DC Circuit Court of Appeals’ vacatur of portions of the CCR Rule, Part A also proposed changing the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”. In addition, Part A delineated a process for owners/operators to submit requests for alternative closure deadlines based on lack of alternate disposal capacity. EPA issued the final Part A, which became effective on September 28, 2020. This rule finalized the classification of soil-lined and clay-lined surface impoundments as unlined, thus, triggering closure or retrofit requirements for those impoundments. The final Part A also gave operators of unlined impoundments until April 11, 2021 to cease receipt of waste at these units and initiate closure.

On March 3, 2020, EPA issued the proposed Holistic Approach to Closure Part B (“Part B”), which delineated the process for owners/operators to submit alternate liner demonstrations for clay-lined surface impoundments that could otherwise meet applicable requirements. Part B also proposed regulations addressing beneficial use for closure of surface impoundments. EPA issued the final Part B rule, which became effective on December 14, 2020. This rule did not include beneficial use of CCR for closure, which EPA explains will be addressed in subsequent rulemaking actions. EPA intends to issue several other rulemakings covering legacy ponds and finalizing parts of previously proposed rules, including a final rule in August 2023 on remaining Part B issues regarding closure options and annual reporting.

On February 20, 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. Per the Fall 2022 Regulatory Agenda EPA will issue a final rule in August 2023. EPA is coordinating with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of EPA’s rule making activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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
December 31, 2022, 2021 and 2020
and perform remedial evaluations. At this time, PNM does not anticipate its share of the cost to complete these corrective actions to close the CCR disposal units, or to gather and perform remedial evaluations on groundwater at Four Corners, will have a significant impact on its operations, financial position, or cash flows.
Other Commitments and Contingencies
Coal Supply

SJGS

The coal requirements for SJGS were supplied by WSJ LLC. In addition to coal delivered to meet the needs of SJGS, PNM prepaid the San Juan mine owner and operator, WSJ LLC, for certain coal mined but not yet delivered to the plant site. At December 31, 2022 and 2021, prepayments for coal, which were included in prepaid assets, amounted to zero and $20.4 million.

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

Pricing under the SJGS CSA was primarily fixed, with adjustments to reflect changes in general inflation and takes into account that WSJ LLC has been paid for coal mined but not delivered. Substantially all of SJGS’ coal costs were passed through the FPPAC. On February 17, 2022, PNM and WSJ LLC entered into an amendment to extend the SJGS CSA through September 30, 2022, which FERC accepted on March 24, 2022. The SJGS CSA amendment provided for a fixed price increase of $5.00 per ton, beginning April 1, 2022, which passed through the FPPAC. See additional discussion of PNM’s SJGS Abandonment Application and summer peak resource adequacy in Note 17.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Coal Mine Reclamation

As indicated under Coal Combustion Residuals Waste Disposal above, SJGS currently disposes of CCRs in the surface mine pits adjacent to the plant and Four Corners disposes of CCRs in ponds and dry storage areas. In conjunction with the proposed shutdown of SJGS Units 2 and 3 and to comply with the BART requirements of the CAA, periodic updates to the coal mine reclamation study were requested by the SJGS participants. These updates have included adjustments to reflect the shutdown of SJGS, the terms of the reclamation services agreement with WSJ LLC, and changes to reflect the requirements of the 2015 San Juan mine permit plan.

In late 2020, a mine reclamation cost study was completed for the mine that serves SJGS and in December 2020, PNM remeasured its liability, which resulted in an increase in the overall reclamation costs of $3.6 million, due primarily to higher inflationary factors. As a result, PNM recorded a less than $0.1 million decrease in the liability at December 31, 2020 related to the underground mine and a decrease to the regulatory assets on the Consolidated Balance Sheets and recorded a $3.6 million increase in the liability associated with the surface mine as regulatory disallowances and restructuring costs on the Consolidated Statements of Earnings. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and the then current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation.
A coal mine reclamation study for the mine that serves Four Corners was issued in 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. As discussed in Note 17, PNM remains responsible for its share of costs associated with mine reclamation under the Four Corners Purchase and Sale Agreement with NTEC. NTEC and PNM will complete a reclamation study in 2024 providing the final mine reclamation cost estimate on the date of ownership transfer. PNM will make its final reclamation payment to NTEC based on the reclamation study in 2024 and will have no further obligations regarding the mine reclamation after 2024. PNM determined that events and circumstances regarding Four Corners, including the Four Corners Purchase and Sale Agreement with NTEC and the Four Corners Abandonment Application and subsequent appeal of the NMPRC decision, indicated that it is more likely than not that PNM’s share of Four Corners coal mine reclamation obligation would be settled in 2024, rather than 2031. As of December 31, 2020, PNM remeasured its Four Corners coal mine reclamation liability and recorded a decrease to the liability of $2.5 million on the Consolidated Balance Sheets and a decrease to regulatory disallowances and restructuring costs on the Consolidated Statement of Earnings.
Based on the most recent estimates, PNM’s remaining payments for mine reclamation, in future dollars, are estimated to be $67.7 million for the surface mines at both SJGS and Four Corners and $33.3 million for the underground mine at SJGS as of December 31, 2022. At December 31, 2022 and 2021, liabilities, in current dollars, of $62.6 million and $67.4 million for surface mine reclamation and $28.2 million and $27.9 million for underground mine reclamation were recorded in other deferred credits.
Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. PNM funded $10.0 million in 2022, $5.2 million in 2021, and $3.2 million in 2020. Based on PNM’s reclamation trust fund balance at December 31, 2022, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be zero in each of the years 2023, 2024, and 2025.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.4 million in 2022, $2.2 million in 2021, and $2.0 million in 2020 and anticipates providing additional funding of $2.1 million in each of the years 2023 and 2024. As discussed above, under the terms of the Four Corners Purchase and Sale Agreement with NTEC, PNM will make its final reclamation payment to NTEC based on the reclamation study in 2024 and will have no further obligations regarding the mine reclamation.

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
December 31, 2022, 2021 and 2020
determinations made by the NMPRC may also affect PNM’s financial position, results of operations, and cash flows. See additional discussion regarding PNM’s SJGS and Four Corners Abandonment Applications in Note 17. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.

SJGS Decommissioning

On November 9, 2021, the San Juan County Commission approved the Coal-Fired Electricity Generating Facility Demolition and Remediation Ordinance (“Ordinance 121”), requiring the full demolition of SJGS upon its complete and permanent closure. Ordinance 121 required the SJGS owners to submit a proposed demolition and remediation plan no later than three months after SJGS was retired. The SJGS owners submitted its decommissioning and remediation plan on December 28, 2022. In connection with restructuring of the SJGS ownership on December 31, 2017, PNM and the other SJGS owners entered into the San Juan Decommissioning and Trust Funds Agreement, which requires PNM to fund its ownership share of final decommissioning costs into an irrevocable trust. Under the agreement, PNM made an initial funding of $14.7 million in December 2022. The amount and timing of additional trust funding is subject to revised decommissioning cost studies and agreement among the SJGS owners. PNM has posted a surety bond in the amount of $46.0 million in connection with certain environmental decommissioning obligations and must maintain the bond or other financial assurance until those obligations are satisfied. The surety bond only represents a liability if PNM fails to deliver on its contractual liability. For information regarding the impact of Ordinance 121 on PNM’s SJGS decommissioning ARO see Note 15.

PNM records its share of the SJGS decommissioning obligation as an ARO on its Consolidated Balance Sheets. Studies on the decommissioning costs of SJGS are performed periodically and revisions to the ARO liability are recorded. In the third quarter of 2022, a new decommissioning cost study was completed, which required PNM to remeasure its SJGS decommissioning ARO. The new study resulted in an estimated decrease to PNM’s share of the decommissioning obligation of $21.1 million, which was recorded in September 2022. Additional information concerning the Company's SJGS decommissioning ARO is contained in Note 15.

City of Farmington Opposition to Closure of SJGS

On September 21, 2022, the City of Farmington ("Farmington") filed a lawsuit and requested injunctive relief in order to force the other SJGS owners to convey SJGS to Farmington and suspend decommissioning. The case was initiated in the 11th Judicial District Court in San Juan County, New Mexico, but was moved to federal district court. Subsequently, the San Juan Project Participation Agreement ("SJPPA") expired by its express terms on September 30, 2022. Farmington voluntarily dismissed its complaint and request for injunctive relief on October 6, 2022. The parties were then engaged in arbitration in accordance with the SJPPA terms. On September 30, 2022, PNM filed a notice of cancellation of the SJPPA with FERC. On October 4, 2022, Farmington filed a protest to PNM’s notice of cancellation and requested a hearing. On October 20, 2022, PNM filed a motion requesting the FERC reject Farmington's request for hearing or alternatively hold the cancellation filing in abeyance while arbitration proceeds. Subsequently, The Incorporated County of Los Alamos, New Mexico, the City of Anaheim, California, M-S-R Public Power Agency, Southern California Public Power Authority, Tri-State and Tucson Electric Power Company filed at FERC in support of PNM's notice of cancellation of the SJPPA so that decommissioning can proceed. On December 19, 2022, FERC accepted PNM’s notice of cancellation of the SJPPA with an effective date of October 1, 2022, and denied Farmington’s request for hearing. On December 20, 2022, Farmington notified PNM that it had decided to withdraw from the arbitration process.

PVNGS Liability and Insurance Matters
Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. In accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $13.7 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers. The remaining $13.2 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s 10.2% interest in each of the three PVNGS units, as of December 31, 2022, PNM’s maximum potential retrospective premium assessment per incident for all three units is $42.1 million, with a maximum annual payment limitation of $6.2 million. After the expiration of the PVNGS Unit 1 leases in January 2023, PNM’s maximum potential retrospective premium assessment per incident for all three units is $31.2 million, with a maximum annual payment limitation of $4.7 million, to be adjusted periodically for inflation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
The PVNGS participants maintain insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.8 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). The primary policy offered by NEIL contains a sublimit of $2.25 billion for non-nuclear property damage. If NEIL’s losses in any policy year exceed accumulated funds, PNM is subject to retrospective premium adjustments of $5.4 million as of December 31, 2022, for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses. After the expiration of the PVNGS Unit 1 leases in January 2023, PNM is subject to retrospective premium adjustments of $5.1 million. The insurance coverages discussed in this and the previous paragraph are subject to certain policy conditions, sublimits, and exclusions.
Navajo Nation Allottee Matters

In 2012, 43 landowners filed a notice of appeal with the Bureau of Indian Affairs (“BIA”) appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The landowners claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation and allege that PNM is a rights-of-way grantee with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The allottees generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. The allottees filed a motion to dismiss their appeal with prejudice, which was granted in 2014. Subsequent to the dismissal, PNM received a letter from counsel on behalf of what appears to be a subset of the 43 landowner allottees involved in the appeal, notifying PNM that the specified allottees were revoking their consents for renewal of right of way on six specific allotments.

In 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested.  The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments.  It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners.  PNM filed a condemnation action in the NM District Court regarding the approximately 15.49 acres of land at issue. The allottees filed a separate complaint against PNM for federal trespass. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land.  PNM filed a motion for reconsideration of this ruling, which was denied. In 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. Both matters have been consolidated. Oral argument before the Tenth Circuit was heard on January 17, 2017. In 2017, the Tenth Circuit affirmed the district court. PNM filed a motion for reconsideration en banc with the Tenth Circuit, which was denied. The NM District Court stayed the case based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. PNM filed its petition for writ of certiorari with the US Supreme Court, which was denied. The underlying litigation continues in the NM District Court. In, 2019, several individual allottees filed a motion for partial summary judgment on the issue of trespass. The Court held a hearing on the motion on June 18, 2019 and took the motion under advisement. In the fourth quarter of 2022, the parties executed a settlement agreement and the court, after a hearing on the matter, entered the stipulated order. The court has retained jurisdiction to ensure compliance with the settlement agreement. Under the settlement agreement, PNM made payments of $1.5 million to the landowners.
Texas Winter Storm

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. Various regulatory and governmental entities are conducting, or have announced they may conduct, inquiries, investigations and other reviews of the Texas winter storm event. Entities that have announced that they plan to conduct or are conducting such inquiries, investigations and other reviews include FERC, NERC, Texas Reliability Entity Inc., ERCOT, the Texas Legislature, the Texas Attorney General, the PUCT, and the Galveston County District Attorney. Further, lawsuits have been filed against various market participants relating to the power outages resulting from the Texas winter storm. TNMP has been named in two suits. As a utility operating during the Texas winter storm event, there is a risk TNMP could be named in additional lawsuits in the future. TNMP intends to vigorously defend itself against any claims that might be raised. TNMP deferred bad debt expense from defaulting REPs to a regulatory asset which totaled $0.8 million at both December 31, 2022, and December 31, 2021, and will seek recovery in a general rate case. At this time, the Company does not expect significant financial impacts related to this event, however, it cannot predict the outcome of such matters or the impact on the ERCOT market.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(17)Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 16.

PNMR

Merger Regulatory Proceedings

On October 20, 2020, PNMR, Avangrid and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. Among other conditions, consummation of the Merger is subject to receipt of all required regulatory approvals. In 2021, five federal agencies and the PUCT completed their reviews and approved the Merger, with the NMPRC as the only regulatory agency yet to approve the Merger. The original application before the NMPRC was filed in November 2020. For additional information on the Merger regulatory proceedings, including supplemental regulatory filings that were required due to the Merger Agreement being amended in January 2022, see Note 22.

PNM

New Mexico General Rate Case

2024 Rate Change

On December 5, 2022, PNM filed an application with the NMPRC for a general increase in retail electric rates. The requested change primarily reflects investments in transmission and distribution infrastructure, largely offset by cost reductions resulting from PNM’s transition to lower-cost, clean generation resources. Key aspects of PNM’s request are:

•Recovery on total rate base of $2.7 billion, based on a calendar year 2024 FTY.
•An increase of $63.8 million in retail non-fuel revenues
•ROE of 10.25%
•Drivers of revenue deficiency
◦Needed investments in transmission, distribution, and generation facilities for six years of operations, covering 2019 through 2024. In particular, PNM is focused on expanding and improving its aging infrastructure to provide the underlying infrastructure crucial to a successful energy transition and to support distribution generation.
◦Cost reductions from closing SJGS and the expiration of 114 MW leased PVNGS capacity.
◦Lower-cost replacements for SJGS and PVNGS using renewable energy purchases and battery storage systems. Some of these costs will be reflected in PNM’s requested base rates, while energy purchases will flow through PNM’s FPPAC.
◦Updated depreciation rates, including new terminal dates, for natural gas plants to align with the Company’s 2040 carbon-free portfolio goal.
◦Proposed customer-oriented services, such as fee-free payment options, and increased payment location options to address the needs of customers.
◦Increasing operating costs reflecting six years of inflation, including the impacts of today’s current high inflation and the expenses that come with providing quality electric service to customers. Distribution maintenance increases also are necessary to enhance vegetation management programs to protect lines and support wildfire mitigation efforts. PNM has endeavored to keep operating costs below inflationary levels.
◦Increased energy sales and customer loads since PNM’s last filing help cover the increased cost of doing business as PNM continues the energy transition.
◦Overall cost of capital based on PNM’s actual regulatory capital structure of 52% equity / 48% debt, reflecting the increase in the ROE that shareholders require to fund new investments in PNM’s system, which is partially offset by lower cost of debt.
•Proposed ratemaking treatment of PVNGS Leased Interest and testimony supporting the prudence of PNM’s decisions to renew the five leases and repurchase 64.1 MW of PVNGS Unit 2 capacity regarding PVNGS; see PVNGS Lease Abandonment Application below.
•Proposed return of the unamortized unprotected portion of excess deferred federal income taxes to customers over a five-year period, beginning when rates from the case go into effect.
•Time-of-Day pilot proposal with the objective of incentivizing customers, through price signals, to use energy during the day when renewable generation is abundant.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

On December 14, 2022, the NMPRC suspended PNM’s advice notice in the case for a period of nine months beginning January 4, 2023 and appointed hearing examiners. On January 6, 2023, the hearing examiners issued an order setting out a procedural schedule with a hearing to begin June 20, 2023. On February 3, 2023, the hearing examiners issued a recommended decision recommending extension of the statutory suspension period for an additional three months. PNM is unable to predict the outcome of this matter.

On January 3, 2023, a joint motion and brief for accounting order was filed with the NMPRC. NM AREA, Staff, WRA, Bernalillo County, NEE, and CCAE (the “Joint Movants”) jointly filed the motion which asked that the NMPRC issue an accounting order for the purpose of requiring PNM to create a regulatory liability to track the costs associated with the retirement of SJGS which are currently embedded in base rates. The Joint Movants requested that the NMPRC order PNM to track all costs associated with the running and management of SJGS totaling $98.3 million annually and requested that the accounting order require PNM to create a regulatory liability to track the SJGS costs from the time Unit 1 and Unit 4 were abandoned, July 1, 2022, and October 1, 2022, respectively, until the date new rates are put into effect, and for any other relief the NMPRC deems is just and reasonable. On February 3, 2023, the hearing examiners issued an order requiring PNM to create a pure accounting order regulatory liability that tracks cost of SJGS which are currently embedded in base rates. On February 6, 2023, PNM filed a motion to permit interlocutory appeal of the hearing examiners order requiring PNM to create a pure accounting order regulatory liability. On February 10, 2023, the hearing examiners issued an order denying PNM’s interlocutory appeal and clarified that the accounting order only required PNM to track the costs of SJGS. On February 14, 2023, NM AREA, Staff, WRA, ABCWUA, and CCAE filed a joint motion for clarification of the hearing examiners accounting order. For additional discussion on the retirement of SJGS and the associated accounting impacts see SJGS Abandonment Application discussion below.

Renewable Energy Portfolio Standard

As discussed in Note 16, the ETA amends the REA including removal of diversity requirements and certain customer caps and exemptions relating to the application of the RPS under the REA.
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

Included in PNM’s approved procurement plans are the following renewable energy resources:
•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 11 MW
•Solar distributed generation, aggregating 239.1 MW at December 31, 2022, owned by customers or third parties from whom PNM purchases any net excess output and RECs

On June 1, 2021 PNM filed its 2022 renewable energy procurement plan which proposed to collect $66.9 million for the year. PNM did not propose any new procurements in the plan, but proposed to retire a small number of RECs in 2022 from resources that had not been previously approved as part of the RPS plan. The NMPRC assigned this matter to a hearing examiner and a hearing was held on September 30, 2021. On October 15, 2021, NMPRC Staff and PNM jointly filed the post-hearing brief stating that pending issues to the case had been resolved with PNM agreeing to certain compliance provisions. On October 30, 2021, the hearing examiner issued a recommended decision recommending approval of PNM’s filing. On November 17, 2021, the NMPRC issued a final order adopting the recommended decision. The 2022 renewable energy procurement plan became effective on January 1, 2022.

On June 1, 2022, PNM filed its renewable energy procurement plan for 2023 which proposed to collect $61.0 million for the year. PNM did not propose any new resource procurements, and the plan states that existing projects will meet the applicable RPS standards of 2023. A hearing was held September 8, 2022, briefs were filed September 23, 2022, and response briefs were filed September 28, 2022. On October 18, 2022, the hearing examiners issued a recommended decision recommending approval of all PNM's requests. On November 9, 2022, the NMPRC issued a final order adopting the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
recommended decision. The 2023 renewable energy procurement plan became effective on January 1, 2023.

The following sets forth PNM’s revenues recorded for the renewable energy rider:

Year Ended	Annual Revenues
(In millions)
2020	$56.4
2021	61.7
2022	60.3
Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM slightly exceeded this limitation in 2022 and accordingly, recorded a current regulatory liability on the Consolidated Balance Sheets and a reduction to electric operating revenues in the Consolidated Statement of Earnings as of and for the period ending December 31, 2022. PNM did not exceed the limitation in 2021. The NMPRC currently has an open inquiry docket into the continued use of renewable riders by New Mexico utilities. PNM is unable to predict the outcome of the NMPRC’s inquiry.
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
On April 15, 2020, PNM filed an application for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The proposed program portfolio consists of twelve programs with a total annual budget of $31.4 million in 2021, $31.0 million in 2022, and $29.6 million in 2023. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget if PNM were to achieve energy savings of at least 80 GWh in a year. The proposed incentive would increase if PNM is able to achieve savings greater than 94 GWh in a year. The application also proposed an advanced metering infrastructure (“AMI”) pilot program, which included the installation of 5,000 AMI meters at a cost of $2.9 million. PNM proposed the pilot program to comply with an NMPRC order denying PNM’s February 2016 application to replace its existing customer metering equipment with AMI. PNM did not recommend the AMI pilot program due to the limited cost-effective benefits under a pilot structure. On September 17, 2020, the hearing examiner in the case issued a recommended decision recommending that PNM's proposed energy efficiency and load management program be approved, with the exception of the proposed AMI pilot program. On October 28, 2020, the NMPRC issued an order adopting the recommended decision in its entirety.

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

2020 Decoupling Petition

As discussed above, the legislature amended the EUEA to, among other things, include a decoupling mechanism for disincentives. On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. On July 13, 2020, NEE, ABCWUA, the City of Albuquerque, and Bernalillo County filed motions to dismiss the petition on the grounds that approving PNM’s proposed rate adjustment mechanism outside of a general rate case would result in retroactive ratemaking and piecemeal ratemaking. The motions to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
dismiss also alleged that PNM’s proposed rate adjustment mechanism is inconsistent with the EUEA. On October 2, 2020, PNM requested an order to vacate the public hearing, scheduled to begin October 13, 2020, and staying the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the hearing examiner approved PNM's request to stay the proceeding and vacate the public hearing and required PNM to file a petition for declaratory order by October 30, 2020. On October 30, 2020, PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On November 4, 2020, ABCWUA and Bernalillo County jointly filed a competing petition asking the NMPRC to issue a declaratory order on the EUEA’s requirements related to disincentives. On November 24, 2020, the NMAG requested that the NMPRC deny both petitions for declaratory orders and instead address disincentives under the EUEA in a rulemaking. On March 17, 2021, the NMPRC issued an order granting the petitions for declaratory order, commencing a declaratory order proceeding to address the petitions, denying the NMAG’s request to initiate a rulemaking, and appointing a hearing examiner to preside over the declaratory order proceeding.

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

FPPAC Continuation Application

NMPRC rules require public utilities to file an application to continue using their FPPAC every four years. On June 17, 2022, PNM filed the required continuation application and requested that its FPPAC be continued without modification. On July 21, 2022, the NMPRC issued an order requiring Staff to file a response to PNM's application and set certain procedural dates. On August 4, 2022, Staff filed a response to PNM's application stating that while PNM’s filing demonstrates that PNM’s FPPAC meets the requirements of NMPRC rules, it would support a hearing if the NMPRC desires one. On October 26, 2022, the NMPRC appointed a hearing examiner and a hearing is scheduled to begin April 24, 2023. On December 30, 2022, the hearing examiner issued an order requiring briefing on consolidation of this case into the 2024 Rate Change and PNM and other parties filed responses to the order on January 6, 2023. On January 27, 2023, the hearing examiner issued a recommended decision recommending that the FPPAC Continuation Application be consolidated into the 2024 Rate Change. On January 5, 2023, ABCWUA, Bernalillo County, CCAE, NEE, and WRA filed a joint motion to expand the scope of the case to include a prudence review. PNM cannot predict the outcome of this matter.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Following the RFP and IM processes, the utility may apply approvals, and any costs incurred to implement the action plan will be considered in a general rate case and/or resource acquisition proceeding. On October 14, 2022, PNM and other investor-owned utilities filed motions for rehearing with the NMPRC. On October 26, 2022, the NMPRC issued an order partially granting and partially denying certain aspects of PNM's and the other investor-owned utilities' motions for rehearing. On November 2, 2022, the NMPRC adopted an amended IRP Rule. On December 2, 2022, PNM filed an appeal with the NM Supreme Court of the NMPRC’s final order which adopted revisions to the IRP Rule. On January 3, 2023, PNM and two other investor-owned utilities filed statements of issues with the NM Supreme Court. PNM cannot predict the outcome of this matter.
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

In March 2020, PNMR and PNM recorded obligations of $9.4 million and $8.1 million for estimated severances, $8.9 million for obligations to fund severances and other costs of WSJ LLC employees and to fund $19.8 million to state agencies for economic development and workforce training. The total amount recorded for these estimates in 2021 was $36.9 million and $36.0 million reflected in other current liabilities and $36.9 million as a corresponding deferred regulatory asset on PNMR's and PNM's Consolidated Balance Sheets at December 31, 2021. In 2022, PNM made payments of $6.6 million for severances, $8.9 million for obligations to fund severances and other costs of WSJ LLC employees and funded the $19.8 million to state agencies and PNMR's and PNM's Consolidated Balance Sheets at December 31, 2022 reflects other current liabilities of $0.7 million and deferred regulatory assets of $37.2 million. In addition, PNM recorded $1.6 million as Regulatory disallowance and restructuring costs on PNMR's and PNM's Consolidated Statements of Earnings for PNM's non-retail share of estimated severance in the year ended December 31, 2022.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
On September 29, 2022, SJGS was removed from service and as a result, PNM made the following adjustments reflected on the Consolidated Balance Sheets as of December 31, 2022:

Net Increase (decrease)
(In thousands)
Current Assets:
Inventory	$(6,430)
Utility Plant:
Net utility plant	(382,798)
Deferred Charges and Other Assets:
Regulatory assets - ETA (1)	289,381
Regulatory assets - Non-ETA (2)	22,593
Deferred Credits and Other Liabilities:
Regulatory liabilities (3)	(77,254)
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

On July 29, 2020, the NMPRC issued an order approving resource selection criteria identified in the ETA that would include PPAs for 650 MW of solar and 300 MW of battery storage. On September 28, 2020, PNM filed an application for approval of the final executed contracts for the replacement resources, which was approved by the NMPRC on December 2, 2020. On October 14, 2022, PNM filed a motion for approval of amendments on a 200 MW solar PPA combined with the 100 MW battery storage agreement, as well as a letter agreement with the project developer providing payments to PNM for delay damages. The amendments included price increases on both the solar PPA and battery storage agreement and the commercial operation date extension to May 2024. No party filed objections and the amendments were deemed approved.

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

On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order that would require PNM to:

•Revise its rates to remove all of the costs of SJGS Unit 1 by issuing rate credits of $21.1 million on an annual basis, to customers by July 1, 2022
•Revise its rates again, to remove all costs of SJGS Unit 1, Unit 4, and common facilities by increasing the rate credits to $98.3 million on an annual basis, by October 1, 2022
•Transfer payments due and owing to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund within 30 days of the abandonment of SJGS Unit 1
•Include (in its next rate case application) an explanation and defense of the prudence in the timing of the issuance of Securitized Bonds beyond the abandonment dates and what actions were taken to protect customers from interest rate increases occurring as well as the continued marketability of the Securitized Bonds issued

Following the filing of exceptions and responses, on June 29, 2022, the NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. The additions to the final order include requirements for PNM file a report, no later than October 15, 2022, that contains a record of all of its costs incurred in the show cause proceeding so that the prudence of those costs will be known and be subject to review in PNM's future rate case and that the prudency review shall include a compliance filing to enable a review of the prudence of PNM's decision to delay bond issuance

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
beyond the dates of the SJGS abandonment. On June 29, 2022, PNM filed an Emergency Motion and Supporting Brief for Stay with the NMPRC ("PNM's NMPRC Emergency Motion"). On June 30, 2022, PNM filed a Notice of Appeal and an Emergency Motion for Partial Interim Stay of the NMPRC's Final Order with the NM Supreme Court ("PNM's NM Supreme Court Emergency Motion"). On July 12, 2022, several parties filed responses to PNM's NMPRC Emergency Motion. On July 21, 2022, the NMPRC adopted an order denying PNM's NMPRC Emergency Motion. Subsequently, on July 25, 2022, PNM filed another emergency motion seeking an immediate and ongoing stay from the NM Supreme Court for the pendency of the appeal. In the interim, PNM began issuing rate credits effective July 31, 2022. On July 28, 2022, PNM made payments totaling $19.8 million to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund. On September 2, 2022, the NM Supreme Court issued an order granting PNM's July 25, 2022 motion for partial stay and as a result PNM suspended issuing rate credits. On October 11, 2022, WRA filed a motion for emergency oral argument in PNM's NM Supreme Court Emergency Motion. On October 14, 2022, PNM made its required compliance filing under the NMPRC's June 29, 2022 final order. On November 1, 2022, the NM Supreme Court issued an order continuing the partial stay of the rate credits during the pendency of the appeal. On November 15, 2022, PNM filed a supplemental compliance filing to its October 14, 2022 compliance filing. On November 21, 2022, NEE filed a motion for rehearing and to lift the stay and WRA, CCAE, Prosperity Works, the NMAG and Bernalillo County filed a joint motion for rehearing with the NM Supreme Court in PNM’s appeal of the NMPRC’s final order in the SJGS financing order to show cause. On December 22, 2022, the NM Supreme Court issued an order denying the motions for rehearing. PNM cannot predict the outcome of this matter.

As required under GAAP, PNM evaluated the consequences of the NMPRC's June 29, 2022 order and the related NM Supreme Court appeal and order granting the stay, as well as the subsequent motions and the hearing examiners order filed in the 2024 Rate Change. Specifically, PNM assessed the likelihood PNM would be required to establish a regulatory liability for the benefit of the rate credits and the associated carrying charge during the pendency of the stay. These evaluations indicate that it is reasonably possible that PNM would be successful on the issues it was appealing and defending at the NMPRC, and therefore, no loss or regulatory liability has been recorded as of December 31, 2022. The amount of any such loss to be recorded would depend on the ultimate outcome of the appeal, however based on amounts currently included in base rates, discussed above, PNM estimates the potential loss as of December 31, 2022 to be $28.7 million.

Four Corners Abandonment Application

On November 1, 2020, PNM entered into the Four Corners Purchase and Sale Agreement with NTEC, pursuant to which PNM agreed to sell its 13% ownership interest (other than certain transmission assets) in Four Corners to NTEC. The sale is contingent upon NMPRC approval and is expected to close by the end of 2024. In connection with the sale, PNM would make payments of $75.0 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after December 31, 2024. Pursuant to the Four Corners Purchase and Sale Agreement, PNM would retain its current plant decommissioning and coal mine reclamation obligations. PNM made an initial payment to NTEC of $15.0 million in November 2020, subject to refund with interest upon termination of the Four Corners Purchase and Sale Agreement prior to closing. Under the terms of the Four Corners Purchase and Sale Agreement, upon receipt of the NMPRC approval, PNM would make a final payment of $60.0 million. The initial $15.0 million payment is recorded in other deferred charges on the Consolidated Balance Sheet as of December 31, 2022 and 2021.

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

On November 12, 2021, the hearing examiner issued a recommended decision recommending approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 15, 2021, the NMPRC issued a final order rejecting the hearing examiner’s recommended decision and denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. In its order, the NMPRC concluded that PNM needed to conduct a review of the actual replacement resource portfolio and determined that the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
record was insufficient to determine the prudence of PNM’s investments in Four Corners. On December 22, 2021, PNM filed a notice of appeal with the NM Supreme Court of the NMPRC decision to deny the application. On January 21, 2022, PNM filed a statement of issues outlining the arguments for appeal asserting, among other things, that the NMPRC misinterpreted and improperly applied the ETA in concluding that the NMPRC needed to review the actual replacement resource portfolio before authorizing abandonment and that the NMPRC improperly deferred the issue of prudence with respect to certain of PNM’s investments in Four Corners, where other parties were given the opportunity to present evidence and failed to demonstrate PNM was imprudent in its decisions. On March 24, 2022, PNM filed its Brief in Chief and answer briefs were filed on May 9, 2022. On June 17, 2022, PNM filed its Consolidated Reply Brief. The NM Supreme Court has scheduled oral arguments to be held on March 27, 2023.

GAAP requires a loss be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2022, PNM evaluated the NMPRC order in the Four Corners Abandonment Application and determined it was reasonably possible that PNM would be successful in recovery of its undepreciated investment in a future proceeding. Therefore, no loss has been recorded.

The financial impact of an early exit of Four Corners and the NMPRC approval process is influenced by many factors outside of PNM’s control, including the overall political and economic conditions of New Mexico. See additional discussion of the ETA in Note 16. PNM cannot predict the outcome of these matters.

PVNGS Leased Interest Abandonment Application

On April 2, 2021, PNM filed the PVNGS Leased Interest Abandonment Application, an application for the sale and transfer of related assets, and approval to procure new resources. As discussed in Note 8, PNM had Leased Interest under five separate leases that were approved and certificated by the predecessor agency to the NMPRC in the 1980s. Four of the five leases for 104 MW of Leased Interest terminated in January 2023, while the remaining lease for 10 MW of Leased Interest terminates in January 2024. Associated with the Leased Interest are certain PNM-owned assets and nuclear fuel that are necessary for the ongoing operation and maintenance of the Leased Interest and integration of the Leased Interest generation to the transmission network. PNM determined that there will be net benefits to its customers to return the Leased Interest to the lessors in conformity with the leases, sell and transfer the related PNM-owned assets, and to replace the Leased Interest with new resources. In the application, PNM requested NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM also sought NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which will be acquiring the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM sought NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement, and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM also requested NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. PNM's application sought a six-month regulatory time frame.

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
December 31, 2022, 2021 and 2020
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

On November 1, 2022, ABCWUA, Bernalillo County, CCAE, NEE, NM AREA, the NMAG, WRA, and Staff filed a joint motion for an accounting order to require PNM to track in a regulatory liability, all costs associated with the PVNGS Leased Interests that will be abandoned in January 2023 and January 2024 that are still being collected in rates, which PNM opposes. On November 18, 2022, the NMPRC issued its order on joint motion for an accounting order requiring PNM to establish a regulatory liability to track and account for, upon termination of the PVNGS leases, all costs currently borne by ratepayers associated with those leases during pendency of the 2024 Rate Change, subject to a determination of ratemaking treatment. In addition, PNM may establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases, and to record cost differences in the proceeds from SRP for the sale of the PVNGS Leased Assets and the actual book value. Recovery of these items will be determined in the 2024 Rate Change. In the 2024 Rate Change, PNM must also address unresolved issues including whether PNM’s decision to renew the five leases and repurchase 64.1 MW of PVNGS Unit 2 capacity exposed ratepayers to additional financial liability beyond that to which they would otherwise have been exposed, and whether PNM should be denied recovery of future decommissioning expenses as a remedy for imprudence. See 2024 Rate Change discussion above.

PNM is evaluating the consequences of the NMPRC's November 18, 2022 order, as required under GAAP, and whether it should establish a regulatory liability in 2023 to account for revenue collected from ratepayers during the pendency of the 2024 Rate Change. In addition, PNM is evaluating whether it should establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases in January 2023 and 2024.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Throughout 2021 and continuing into 2022, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects. All four project developers had notified PNM that completion of the projects would be delayed and no longer available for most, if any of the 2022 summer peak load period. The delays in the SJGS replacement resources, coupled with the abandonment of SJGS Units 1 and 4 presented a risk that PNM would have insufficient operational resources to meet the 2022 summer peak to reliably serve its customers if PNM was unable to find additional generation resources. PNM entered into three agreements to purchase power from third parties in the second half of 2021 to minimize potential impacts to customers; the purchase of 85 MW, unit contingent from Four Corners for June through September of 2022; the purchase of 150 MW, firm power in June and September 2022; and the purchase of 40 MW, unit contingent from PVNGS Unit 3 for the full year of 2022. Even after accounting for these additional contracts, PNM projected a very low system reserve margin during the 2022 summer peak. As a result, on February 17, 2022, PNM filed a Notice and Request for Modification to or Variance from Abandonment Date for SJGS Unit 4 with the NMPRC. The filing provided notice that PNM had obtained agreement from the SJGS owners and WSJ LLC to extend operation of Unit 4 until September 30, 2022. SJGS Unit 4 provided 327 MW of capacity and improved PNM’s projected system reserve margin. On February 23, 2022, the NMPRC issued an order finding that PNM did not require NMPRC approval to extend operation of SJGS Unit 4 for an additional three-month period. The NMPRC’s order states that issues regarding the prudence or reasonableness of the decisions made, actions taken by PNM, and recoverability of costs related to the continued operation of SJGS Unit 4, including fuel costs collected through PNM’s FPPAC, shall be subject to review in a future proceeding. On February 25, 2022, an amended San Juan Project Participation Agreement was filed with FERC. On March 18, 2022, PNM filed its compliance notice updating its January 26, 2022 compliance notice indicating that 65 MW of SJGS Unit 4 owned as a deregulated merchant resource would be available to PNM retail operations on a system contingent basis, which further increased PNM's projected system reserve margin during the 2022 summer peak. On March 24, 2022, FERC accepted the amended SJGS participation agreement. While PNM experienced a new system peak retail load of 2,139 MW on July 19, 2022, PNM’s generation resources performed sufficiently with no significant challenges to resource adequacy during the 2022 summer peak season.

PNM faces similar concerns in the summer of 2023 as a result of continued delays in the SJGS replacement resources as well as delays in replacement resources for the PVNGS leased capacity that expires in January 2023. As discussed above, PNM has made a number of compliance filings with the NMPRC on the status of the SJGS and PVNGS leased capacity interest replacement resources. On January 30, 2023, PNM informed the NMPRC that it had provided written notice to one of the SJGS replacement resource developers for 100 MW solar PPA and a 30 MW battery storage agreement of an event of seller default and of early termination and as a result the project would not proceed. In the second half of 2022, PNM entered into agreements totaling 270 MW of firm power purchases for June through September 2023, and the purchase of 40 MW of firm capacity at PVNGS for all twelve months of 2023, providing PNM with a projected system reserve margin with a range of 10.3% to 6.0% for the 2023 summer peak period. PNM continues to evaluate other potential firm power agreements with various providers, as well as all potential short-term resource options to address these resource adequacy concerns. PNM is unable to predict the outcome of this matter.

Grid Modernization Application

On October 3, 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM's application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. PNM's application requested NMPRC approval by July 1, 2023 for PNM's grid modernization plan in addition to approval of PNM's proposed Grid Modernization Rider by September 1, 2023. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Application. PNM also requested authorization to create related regulatory assets and liabilities, permitting PNM to record costs incurred for the development and implementation of PNM’s plan between the requested approval of the application on July 1, 2023, and the implementation of the Grid Modernization Rider by September 1, 2023; undepreciated investments associated with legacy meters being replaced with AMI meters; and over- or under-collection of costs through the Grid Modernization Rider. In addition, PNM requested approval of the proposed format of an Opt-Out Consent Form and methodology to determine PNM’s proposed cost-based opt-out fees, which includes a one-time fee and a monthly fee. On October 25, 2022, the hearing examiner issued a procedural schedule with a hearing to begin March 20, 2023. PNM is unable to predict the outcome of this matter.
COVID-19 Regulatory Matters

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
On June 24, 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As a result, PNM has deferred bad debt expense related to COVID-19 of $5.7 million and $6.9 million in regulatory assets on the Consolidated Balance Sheets at December 31, 2022 and 2021. Although PNM is seeking recovery for the increase in bad debt expense resulting from COVID-19 through a regulatory asset in the 2024 Rate Change, it no longer intends to seek recovery of other incremental costs related to the pandemic and therefore, reversed regulatory assets of $2.7 million previously deferred at December 31, 2020. In addition, PNM has cost savings related to COVID-19 of $0.9 million in regulatory liabilities on the Consolidated Balance Sheets at both December 31, 2022 and 2021.

The Community Solar Act

In June 2021, the Community Solar Act established a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar (applicable until November 2024) facilities and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021 to adopt rules to establish a community solar program no later than April 1, 2022. On June 15, 2021, the NMPRC issued an order which required utilities provide a notice to all future applicants and to any likely applicants that, until the effective date of the NMPRC's rules in this area the NMPRC's existing interconnection rules and manual remain in place until amended or replaced by the NMPRC, and further, that a place in a utility's applicant queue for interconnection does not and will not provide any advantage for selection as a community solar project. PNM has provided the required notices. On October 27, 2021, the NMPRC adopted an order issuing a NOPR starting the formal process for adoption of rules pursuant to the Community Solar Act. On March 30, 2022, the NMPRC issued an order that adopted a rule on the administration of the Community Solar Act program. The rule requires utilities to file proposed community solar tariffs with the NMPRC within 60 days from the publication of the rule. A number of motions for rehearing and requests for clarification were filed between April 7 and May 2, 2022. On May 18, 2022, the NMPRC issued an order partially granting motions for rehearing, reconsideration and clarification and staying implementation pending further rulemaking. On June 16, 2022, PNM requested clarification related to the existing interconnection queue, which would not delay implementation of the Community Solar Act program. On July 12, 2022, the NMPRC provided notice of publication of its final rule in the New Mexico Register, starting the 60-day clock for utilities to file their proposed community solar tariffs, forms, and other relevant agreements. On September 14, 2022, PNM filed Community Solar tariffs. On October 12, 2022, the NMPRC issued an order to suspend PNM's and two other investor-owned utilities tariffs and required the utilities to file information Staff has identified as necessary for a complete evaluation of the tariffs but did not appoint a hearing examiner or schedule a public hearing. Another investor-owned utility has filed an appeal with the NM Supreme Court seeking review of the NMPRC’s decisions. On November 16, 2022, PNM filed its Community Solar tariff which establishes the Community Solar bill credit to be applied to an eligible retail customer of PNM who is a subscriber to a community solar facility. On December 23, 2022, PNM filed an updated Community Solar tariff under protest and filed a motion for clarification, suspension, and timely hearing on PNM’s Community Solar tariff. On January 18, 2023, the NMPRC suspended PNM’s Community Solar tariff. PNM cannot predict the outcome of the pending matters.

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

On April 21, 2022, FERC instituted a show cause proceeding under Section 206 of the Federal Power Act to investigate the justness and reasonableness of PNM's transmission formula rate protocols. The order directs PNM, within 60 days to revise its formula rate protocols to provide interested parties the information necessary to understand and evaluate the implementation of the formula rate for both the correctness of inputs and calculations, and the reasonableness and prudence of the costs to be

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
recovered in the formula rate or show cause why it should not be required to do so. On June 21, 2022, PNM submitted a compliance filing pursuant to FERC's April 21, 2022 order, which proposes modifications to its formula rate protocols to enhance and provide greater transparency to its customers as well as fix other ministerial issues. On August 12, 2022, FERC Staff issued a deficiency letter to PNM's June 21, 2022 compliance filing seeking minor adjustments and additional clarity. On September 9, 2022, PNM filed a response to FERC's deficiency letter making adjustments to its June 21, 2022 proposal and providing additional clarity. On September 23, 2022, the DOE filed comments to PNM's deficiency letter response. On October 13, 2022, PNM responded to comments raised by the DOE. On November 8, 2022, FERC issued an order accepting PNM’s proposed tariff revisions, effective June 22, 2022, as requested, thereby terminating the April 21, 2022 proceeding under section 206 of the Federal Power Act. This matter is now concluded.

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

On June 16, 2022, PNM filed two requests for rehearing on the two proceedings. In the first proceeding, PNM argues that FERC has failed to address PNM's request for waiver of unlawful time-value refunds requiring PNM to pay its customers approximately $7 million, for a ministerial error. In this proceeding, PNM waived the requirement for a customer to reimburse PNM for line losses and limited the rollover rights of another customer, which was not specifically addressed under the OATT. In the second proceeding, PNM argues that FERC's assessment of approximately $28 million in unlawful, time-value refunds is in error and FERC failed to address the substantive arguments regarding why the agreements do not materially deviate from the OATT and as such were not required to be filed with FERC. In this proceeding, PNM had non-material deviations to certain provisions of the service agreements which were consistent with the OATT. Also on June 16, 2022, FERC granted PNM's request for a 75-day extension for PNM to issue refunds and an additional 30 days thereafter to prepare and file refund reports. On July 18, 2022, FERC issued two notices of denial of rehearing by operations of law and providing for further consideration. On July 29, 2022, PNM filed two separate petitions for reviews of the FERC's May 17, 2022 delegated letter orders, with the DC Court of Appeals. On August 23, 2022, FERC granted PNM's request for a 45-day extension for PNM to issue refunds and an additional 30 days thereafter to prepare and file refund reports. On August 30, 2022, FERC filed with the DC Court of Appeals to consolidate the proceedings and hold the petitions for review in abeyance until the earlier of (i) the issuance of the rehearing orders or (ii) October 30, 2022. PNM filed another motion, which was granted by FERC, for extension to issue time value refunds to December 1, 2022, with reports due on January 3, 2023.

On November 21, 2022, FERC issued an order on rehearing that required PNM to pay its customers approximately $8.1 million in time-value refunds. On November 28, 2022, PNM filed an unopposed motion for voluntary dismissal with the United States Court of Appeals for the District of Columbia of its petitions for review, which was granted on December 22, 2022. In the fourth quarter of 2022, PNM made payments totaling $8.1 million to customers which were recorded as a reduction to electric operating revenues on the Consolidated Statements of Earnings. This matter is now concluded.

FERC Order 864

In November 2019, FERC issued Order No. 864, which required public utility transmission providers with transmission formula rates to revise those rates to account for changes resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). PNM had already made revisions to its formula rate to account for Tax Act changes, and, as a result of the Order, PNM proposed additional changes to its formula rate to implement the remaining requirements of the Order. In July 2022, FERC issued an order finding that PNM had predominantly complied with the requirements, but set aside certain matters for settlement and hearing procedures. PNM is unable to determine the outcome of this matter.

TNMP
Energy Efficiency

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed mandated savings goals).
The following sets forth TNMP’s EECRF increases:

Effective Date	Aggregate Collection Amount	Performance Bonus
	(In millions)
March 1, 2020	$5.9	$0.8
March 1, 2021	5.9	1.0
March 1, 2022	7.2	2.3

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

On January 23, 2023, TNMP filed an application to further update its transmission rates, which would increase revenues by $19.4 million annually, based on an increase in rate base of $150.5 million. The application is pending before the PUCT.
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

On April 5, 2021, TNMP filed its 2021 DCOS that requested an increase in TNMP annual distribution revenue requirement of $14.0 million based on an increase in rate base of $104.5 million. On July 1, 2021, TNMP reached a unanimous settlement agreement with parties that would authorize TNMP to collect an increase in annual distribution revenues of $13.5 million beginning in September 2021, which was approved by the PUCT. On April 5, 2022, TNMP filed its 2022 DCOS that requested an increase in TNMP annual distribution revenue requirement of $9.7 million based on an increase in rate base of $100.7 million. TNMP reached a unanimous settlement agreement in principle with parties that would authorize TNMP to collect an increase in annual distribution revenues of $6.8 million. The reduction from the filed increase reflects removal of AMS technological upgrades from the current year's DCOS revenue requirement, but allows for deferral of operating costs to a regulatory asset, along with carrying charges. The regulatory asset and AMS technological upgrades can be included in future DCOS or general rate filings. On July 18, 2022, the ALJ issued an order approving interim rates based on an increase in the annual distribution revenue requirement of $6.8 million, effective September 1, 2022. On November 3, 2022, the PUCT approved the unanimous settlement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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
(18)Income Taxes

Federal Income Tax Reform

In 2017, comprehensive changes in U.S. federal income taxes were enacted through legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made many significant modifications to the tax laws, including reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated federal bonus depreciation for utilities, limited interest deductibility for non-utility businesses and limited the deductibility of officer compensation. During 2020, the IRS issued final regulations related to certain officer compensation and, in January 2021, issued final regulations on interest deductibility that provide a 10% “de minimis” exception that allows entities with predominantly regulated activities to fully deduct interest expenses. In addition, in 2020, the IRS finalized regulations interpreting Tax Act amendments to depreciation provisions of the Internal Revenue Code (“IRC”) that allowed the Company to claim a bonus depreciation deduction on certain construction projects placed in service subsequent to the third quarter of 2017.

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

Beginning February 2018, PNM’s NM 2016 Rate Case reflected the reduction in the federal corporate income tax rate, including amortization of excess deferred federal and state income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017 and the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years. In the 2024 Rate Change, PNM has proposed returning the unamortized unprotected portion of excess deferred federal income taxes to customers over a five-year period, beginning when rates from the case go into effect. Excess deferred state income taxes were returned to customers over a three-year period, which concluded in the first quarter of 2021. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP amortized federal and state excess deferred income taxes of $23.6 million, $14.4 million, and $9.2 million in 2022.

PNMR
PNMR’s income taxes consist of the following components:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current federal income tax	$—	$—	$—
Current state income tax	1,597	1,835	231
Deferred federal income tax	18,413	20,679	17,574
Deferred state income tax	7,302	11,315	3,721
Amortization of accumulated investment tax credits	(1,182)	(1,247)	(890)
Total income taxes	$26,130	$32,582	$20,636

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
PNMR’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Federal income tax at statutory rates	$44,375	$51,330	$43,670
Amortization of accumulated investment tax credits	(1,182)	(1,247)	(890)
Amortization of excess deferred income tax	(23,599)	(24,484)	(30,723)
Flow-through of depreciation items	2,795	798	1,368
(Earnings) attributable to non-controlling interest in Valencia	(3,176)	(3,253)	(2,943)
State income tax, net of federal (benefit)	6,826	9,660	6,961
Allowance for equity funds used during construction	(2,898)	(2,776)	(2,363)
Regulatory recovery of prior year impairments of state net operating loss carryforward, including amortization	—	—	1,367
Allocation of tax (benefit) related to stock compensation awards	91	(788)	(392)
Non-deductible compensation	1,125	899	2,630
Transaction costs	74	848	—
Other	1,699	1,595	1,951
Total income taxes	$26,130	$32,582	$20,636

Effective tax rate	12.37%	13.33%	9.92%

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating loss	$85,382	$32,441
Regulatory liabilities related to income taxes	98,371	120,651
Federal tax credit carryforwards	122,557	122,436
Regulatory disallowances	28,037	38,835
Other	33,849	34,812
Total deferred tax assets	368,196	349,175
Deferred tax liabilities:
Depreciation and plant related	(801,022)	(787,295)
Investment tax credit	(96,227)	(97,409)
Regulatory assets related to income taxes	(77,013)	(78,211)
Pension	(40,651)	(40,828)
Regulatory asset for shutdown of SJGS Units 2 and 3	(24,048)	(25,643)
Regulatory asset SJGS investment	(69,828)	—
Other	(82,238)	(84,639)
Total deferred tax liabilities	(1,191,027)	(1,114,025)
Net accumulated deferred income tax liabilities	$(822,831)	$(764,850)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2022
(In thousands)
Net change in deferred income tax liability per above table	$57,981
Change in tax effects of income tax related regulatory assets and liabilities	(7,546)
Amortization of excess deferred income tax	(23,599)
Tax effect of mark-to-market adjustments	(1,359)
Tax effect of excess pension liability	(645)
Adjustment for uncertain income tax positions	1,439
Reclassification of unrecognized tax benefits	(1,439)
Other	(299)
Deferred income tax	$24,533

PNM
PNM’s income taxes (benefit) consist of the following components:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current federal income tax (benefit)	$(13,533)	$—	$—
Current state income tax (benefit)	3,244	(128)	(585)
Deferred federal income tax	25,298	18,774	20,125
Deferred state income tax	4,361	8,583	2,560
Amortization of accumulated investment tax credits	(172)	(237)	(243)
Total income taxes	$19,198	$26,992	$21,857

PNM’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Federal income tax at statutory rates	$29,026	$41,696	$38,193
Amortization of accumulated investment tax credits	(172)	(237)	(243)
Amortization of excess deferred income tax	(14,421)	(15,158)	(21,609)
Flow-through of depreciation items	2,641	689	1,279
(Earnings) attributable to non-controlling interest in Valencia	(3,176)	(3,253)	(2,943)
State income tax, net of federal (benefit)	5,694	7,609	7,111
Allowance for equity funds used during construction	(1,958)	(2,080)	(1,461)
Regulatory recovery of prior year impairment of state net operating loss carryforward, net of amortization	—	—	1,367
Allocation of tax (benefit) related to stock compensation awards	65	(563)	(279)
Non-deductible compensation	701	547	1,554
Transaction costs	10	22	—
Other	788	(2,280)	(1,112)
Total income taxes	$19,198	$26,992	$21,857

Effective tax rate	13.89%	13.59%	12.02%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating loss	$54,681	$1,854
Regulatory liabilities related to income taxes	76,744	96,161
Federal tax credit carryforwards	84,902	86,811
Regulatory disallowance	28,037	38,835
Other	33,079	36,599
Total deferred tax assets	277,443	260,260
Deferred tax liabilities:
Depreciation and plant related	(620,814)	(616,567)
Investment tax credit	(74,015)	(74,187)
Regulatory assets related to income taxes	(67,912)	(68,687)
Pension	(36,048)	(36,283)
Regulatory asset for shutdown of SJGS Units 2 and 3	(24,048)	(25,643)
Regulatory asset SJGS investment	(69,828)	—
Other	(66,818)	(69,575)
Total deferred tax liabilities	(959,483)	(890,942)
Net accumulated deferred income tax liabilities	$(682,040)	$(630,682)

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2022
(In thousands)
Net change in deferred income tax liability per above table	$51,358
Change in tax effects of income tax related regulatory assets and liabilities	(4,995)
Amortization of excess deferred income tax	(14,421)
Tax effect of mark-to-market adjustments	1,462
Tax effect of excess pension liability	(646)
Adjustment for uncertain income tax positions	1,430
Reclassification of unrecognized tax benefits	(4,701)
Deferred income tax	$29,487
TNMP
TNMP’s income taxes consist of the following components:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current federal income tax	$17,055	$5,770	$12,048
Current state income tax	2,662	2,395	2,033
Deferred federal income tax (benefit)	(4,527)	(224)	(7,744)
Deferred state income tax (benefit)	(29)	(29)	(29)
Total income taxes	$15,161	$7,912	$6,308

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
TNMP’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Federal income tax at statutory rates	$22,560	$15,076	$13,628
Amortization of excess deferred income tax	(9,177)	(9,326)	(9,113)
State income tax, net of federal (benefit)	2,103	1,763	1,625
Allocation of tax (benefit) related to stock compensation awards	26	(224)	(112)
Non-deductible compensation	422	351	1,071
Transaction costs	1	(4)	—
Other	(774)	276	(791)
Total income taxes	$15,161	$7,912	$6,308

Effective tax rate	14.11%	11.02%	9.71%

The components of TNMP’s net accumulated deferred income tax liability were:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Regulatory liabilities related to income taxes	$21,627	$24,490
Other	5,353	3,648
Total deferred tax assets	26,980	28,138
Deferred tax liabilities:
Depreciation and plant related	(166,230)	(157,649)
Regulatory assets related to income taxes	(9,213)	(9,525)
Loss on reacquired debt	(5,527)	(5,799)
Pension	(4,603)	(4,545)
AMS	(3,989)	(5,249)
Other	(2,055)	(2,619)
Total deferred tax liabilities	(191,617)	(185,386)
Net accumulated deferred income tax liabilities	$(164,637)	$(157,248)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2022
(In thousands)
Net change in deferred income tax liability per above table	$7,389
Change in tax effects of income tax related regulatory assets and liabilities	(2,552)
Amortization of excess deferred income tax	(9,177)
Other	(216)
Deferred income tax (benefits)	$(4,556)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Other Disclosures

The Company is required to recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. A reconciliation of unrecognized tax benefits is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Balance at December 31, 2019	$10,693	$7,776	$114
Additions based on tax positions related to 2020	2,286	2,286	—
Additions for tax positions of prior years	173	168	5
Settlement payments	—	—	—
Balance at December 31, 2020	13,152	10,230	119
Additions based on tax positions related to 2021	305	295	11
Additions for tax positions of prior years	257	246	11
Settlement payments	—	—	—
Balance at December 31, 2021	13,714	10,771	141
Additions based on tax positions related to 2022	1,444	1,437	7
Additions (reductions) for tax positions of prior years	(4)	(7)	3
Settlement payments	—	—	—
Balance at December 31, 2022	$15,154	$12,201	$151

Included in the balance of unrecognized tax benefits at December 31, 2022 are $13.6 million, $10.6 million, and $0.2 million that, if recognized, would affect the effective tax rate for PNMR, PNM, and TNMP. The Company does not anticipate that any unrecognized tax expenses or unrecognized tax benefits will be reduced or settled in 2023.

PNMR, PNM, and TNMP had no estimated interest income or expense related to income taxes for the years ended December 31, 2022, 2021, and 2020. There was no accumulated accrued interest receivable or payable related to income taxes as of December 31, 2022 and 2021.

The Company files a federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2019 are closed to examination by either federal or state taxing authorities other than Arizona. The tax years prior to 2018 are closed to examination by Arizona taxing authorities. Other tax years are open to examination by federal and state taxing authorities and net operating loss carryforwards are open to examination for the years in which the carryforwards are utilized. At December 31, 2022, the Company has $382.0 million of federal net operating loss carryforwards that expire beginning in 2034 and $123.8 million of federal tax credit carryforwards that expire beginning in 2023. State net operating losses expire beginning in 2035 and vary from federal due to differences between state and federal tax law. The proposed Merger may impact the Company’s ability to utilize its federal net operating loss and tax credit carryforwards.

In 2008, fifty percent bonus tax depreciation was enacted as a temporary two-year stimulus measure as part of the Economic Stimulus Act of 2008. Bonus tax depreciation in various forms has been extended since that time, including by the Protecting Americans from Tax Hikes Act of 2015. The 2015 act extended and phased-out bonus tax depreciation through 2019. As discussed above, the Tax Act eliminated bonus depreciation for utilities effective September 28, 2017. However, in 2020 the IRS issued regulations interpreting Tax Act amendments to depreciation provisions of the IRC which allowed the Company to claim a bonus depreciation deduction on certain construction projects placed in service after the third quarter of 2017. As a result of the net operating loss carryforwards for income tax purposes created by bonus depreciation, certain tax carryforwards were not expected to be utilized before their expiration. In addition, as a result of Tax Act changes to the deductibility of officer compensation, certain deferred tax benefits related to compensation are not expected to be realized. The Company has impaired the deferred tax assets for tax carryforwards which are not expected to be utilized and for compensation that is not expected to be deductible.

The Company earns investment tax credits for construction or purchase of eligible property. The Company uses the deferral method of accounting for these investment tax credits.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
Impairments of tax attributes after reflecting the expiration of carryforwards under applicable tax laws, net of federal tax benefit, for 2020 through 2022 are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2022:
Federal tax credit carryforwards	$187	$427	$—
Compensation expense	$199	$140	$59
December 31, 2021:
Federal tax credit carryforwards	$1,029	$—	$—
Compensation expense	$119	$84	$35
December 31, 2020:
State tax credit carryforwards	$(425)	$—	$—
Compensation expense	$96	$61	$35

The tax effect of compensation that is not expected to be deductible and impairments of unexpired tax credits are reflected as a valuation allowance against deferred tax assets. The reserve balances, after reflecting expiration of carryforwards under applicable tax laws, at December 31, 2022 and 2021 are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2022:
Federal tax credit carryforwards	$1,216	$427	$—
Compensation expense	$725	$483	$241
December 31, 2021:
Federal tax credit carryforwards	$1,029	$—	$—
Compensation expense	$526	$343	$182

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
December 31, 2022, 2021 and 2020
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

For its annual evaluations performed as of April 1, 2021, PNMR performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company's expectations of future financial performance since the April 1, 2018 quantitative analysis performed for PNM and qualitative analyses through April 1, 2020, as well as the quantitative analysis performed for TNMP at April 1, 2020. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2021 carrying values of PNM and TNMP exceeded their fair value.

For its annual evaluations performed as of April 1, 2022, PNMR performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company’s expectations of future financial performance since the April 1, 2018 quantitative analysis and the previous qualitative analyses through April 1, 2021 performed for PNM, as well as the April 1, 2020 quantitative analysis and the previous qualitative analyses performed for TNMP. This analysis considered Company specific events such as the Merger, potential impacts of legal and regulatory matters discussed in Notes 16 and 17, including potential outcomes in PNM’s 2024 Rate Change, PNM’s San Juan Abandonment Application, PNM’s Four Corners Abandonment Application, PNM’s PVNGS Leased Interest Abandonment Application and other potential impacts of changes in PNM’s resource needs based on PNM’s 2020 IRP. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2022 carrying values of PNM and TNMP exceeded their fair value. Since the April 1, 2022 annual evaluation, there have been no events or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

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
December 31, 2022, 2021 and 2020
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

See Note 7 for information on intercompany borrowing arrangements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Year Ended December 31,
	2022	2021	2020
		(In thousands)
Services billings:
PNMR to PNM	$115,415	$107,747	$100,872
PNMR to TNMP	42,293	41,798	39,053
PNM to TNMP	411	404	383
TNMP to PNMR	141	141	141
TNMP to PNM	—	—	—
PNMR to NMRD	308	221	260
Renewable energy purchases:
PNM from NMRD	11,795	11,879	9,638
Interconnection and facility study billings:
PNM to NMRD	—	225	350
PNM to PNMR	—	—	—
PNMR to PNM	—	—	—
NMRD to PNM	—	1,276	—
Interest billings:
PNMR to PNM	13	31	6
PNM to PNMR	249	144	255
PNMR to TNMP	166	—	2
Income tax sharing payments:
PNMR to TNMP	—	—	—
PNMR to PNM	—	19,492	—
PNM to PNMR	11,602	—	—
TNMP to PNMR	8,341	12,842	15,820

(21) Equity Method Investment

In September 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. At December 31, 2022, NMRD’s renewable energy capacity in operation is 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Meta data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. PNMR accounts for its investment in NMRD using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.  PNMR records as income its percentage share of earnings or loss of NMRD and carries its investment at cost, adjusted for its share of undistributed earnings or losses.

During 2022, 2021, and 2020 PNMR Development and AEP OnSite Partners each made cash contributions of zero, zero, and $23.3 million to NMRD for its construction activities. In February 2021, NMRD paid both PNMR Development and AEP OnSite Partners a dividend of $3.0 million. PNMR Development’s cumulative equity in earnings of NMRD as of March 31, 2021 was $2.4 million and is presented as cash flows from operating activities on the Consolidated Statement of Cash Flows

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
for the twelve months ending December 31, 2021. The portion of the dividend in excess of PNMR Development’s cumulative equity earnings of NMRD amounting to $0.6 million is presented as cash flows from investing activities.

PNMR presents its share of net earnings from NMRD in other income on the Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	December 31,
	2022	2021	2020
	(In thousands)
Operating revenues	$12,505	$12,738	$10,366
Operating expenses	9,591	9,733	7,476
Net earnings	$2,914	$3,005	$2,890

	Financial Position
	December 31,
	2022	2021
	(In thousands)
Current assets	$8,357	$10,729
Net property, plant, and equipment	169,440	166,495
Non-current assets	9,631	2,289
Total assets	187,428	179,513
Current liabilities	5,822	824
Non-current liabilities	366	373
Owners’ equity	$181,240	$178,316

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

With respect to other regulatory proceedings related to the Merger, in 2021 PNMR received clearances for the Merger from the FTC under the HSR Act, CFIUS, the FCC, FERC, the PUCT, and the NRC. As a result of the delay in closing of the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid were required to make a new filing under the HSR Act and request extensions of approvals previously received from the FCC and NRC. PNM has received approval from the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
NRC through May 25, 2023, and the FCC through September 5, 2023. On February 8, 2023, PNM submitted an extension with the FTC under the HSR Act and on February 10, 2023, a request for extension was submitted to the NRC. No additional approvals are required from CFIUS, FERC or the PUCT.

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

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Operating Revenues	$—	$—	$—
Operating Expenses	6,199	15,044	28,299
Operating (loss)	(6,199)	(15,044)	(28,299)
Other Income and Deductions:
Equity in earnings of subsidiaries	197,860	221,004	211,291
Other income (loss)	663	362	(269)
Net other income and (deductions)	198,523	221,366	211,022
Interest Charges	30,430	11,986	19,078
Earnings Before Income Taxes	161,894	194,336	163,645
Income Tax (Benefit)	(7,636)	(1,493)	(9,130)
Net Earnings	$169,530	$195,829	$172,775

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net Cash Flows From Operating Activities	$(10,261)	$(28,514)	$(17,646)
Cash Flows From Investing Activities:
Utility plant additions	1,136	543	1,122
Investments in subsidiaries	(70,200)	(178,071)	(301,000)
Cash dividends from subsidiaries	153,500	60,000	99,187
Net cash flows from investing activities	84,436	(117,528)	(200,691)
Cash Flows From Financing Activities:
Short-term borrowings (repayments) -affiliate, net	(700)	6,400	—
Revolving credit facility borrowings (repayments), net	(45,500)	42,900	(131,900)
Long-term borrowings	100,000	1,120,000	230,000
Repayment of long-term debt	—	(900,000)	(50,000)
Issuance of common stock	—	—	283,208
Proceeds from stock option exercise	—	—	24
Awards of common stock	(7,980)	(10,130)	(11,984)
Dividends paid	(119,311)	(112,444)	(97,974)
Other, net	(686)	(673)	(3,064)
Net cash flows from financing activities	(74,177)	146,053	218,310

Change in Cash and Cash Equivalents	(2)	11	(27)
Cash and Cash Equivalents at Beginning of Period	63	52	79
Cash and Cash Equivalents at End of Period	$61	$63	$52

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$29,904	$13,425	$16,869
Income taxes paid (refunded), net	$(2,500)	$—	$—

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands)
Assets
Cash and cash equivalents	$61	$63
Intercompany receivables	55,304	45,954
Derivative instruments	11,108	—
Income taxes receivable	1,298	18,674
Other current assets	83	247
Total current assets	67,854	64,938
Property, plant and equipment, net of accumulated depreciation of $17,721 and $16,585	21,513	22,649
Investment in subsidiaries	3,118,442	3,006,281
Other long-term assets	45,501	49,220
Total long-term assets	3,185,456	3,078,150
	$3,253,310	$3,143,088
Liabilities and Stockholders’ Equity
Short-term debt	9,400	54,900
Short-term debt-affiliate	14,519	15,219
Accrued interest and taxes	3,302	2,564
Dividends declared	31,544	—
Other current liabilities	197	318
Total current liabilities	58,962	73,001
Long-term debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	999,612	899,759
Other long-term liabilities	2,804	2,804
Total liabilities	1,061,378	975,564
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,429,102	1,429,257
Accumulated other comprehensive income (loss), net of income taxes	(66,048)	(71,936)
Retained earnings	828,878	810,203
Total common stockholders’ equity	2,191,932	2,167,524
	$3,253,310	$3,143,088
See Notes 7, 8, 11, and 16 for information regarding commitments, contingencies, and maturities of long-term debt.

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for credit losses, year ended December 31:
2020	$1,163	$3,527	$6,070	$2,427	$8,333
2021	$8,333	$4,663	$826	$6,557	$7,265
2022	$7,265	$3,758	$—	$6,098	$4,925

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for credit losses, year ended December 31:
2020	$1,163	$3,482	$6,070	$2,382	$8,333
2021	$8,333	$4,597	$826	$6,491	$7,265
2022	$7,265	$3,758	$—	$6,098	$4,925

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for credit losses, year ended December 31:
2020	$—	$45	$—	$45	$—
2021	$—	$66	$—	$66	$—
2022	$—	$—	$—	$—	$—

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
“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein. PNMR’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, as an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal controls.
There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.
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

(c) Changes in internal controls.

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

C - 1

(c) Changes in internal controls.

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Reference is hereby made to “Proposal 1: Elect as Directors the Nine Director Nominees Named in the Proxy Statement” in PNMR’s Proxy Statement relating to the annual meeting of shareholders to be held on May 9, 2023 (the “2023 Proxy Statement”), to PART I – “INFORMATION ABOUT EXECUTIVE OFFICERS OF PNM RESOURCES, INC.” in this Form 10-K, “Information About Our Corporate Governance – Code of Ethics,” and “Additional Information About Our Board and Board Committees – Board Committees and their Functions” – “Audit and Ethics Committee” in the 2023 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its website. Information about the Company’s website is included under Part I, Item 1 – “Websites.”

ITEM 11.EXECUTIVE COMPENSATION
Reference is hereby made to “Director Compensation” and “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “CEO Pay Ratio” in the 2023 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is hereby made to “Ownership of Our Common Stock – Largest Shareholders” and “ – Share Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information” in the 2023 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is hereby made to “Information About Our Corporate Governance – Director Independence” and “ – Related Person Transaction Policy” in the 2023 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2023 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2023 Proxy Statement for PNMR. All such fees are fees of PNMR. PNMR charges a management fee to PNM and TNMP that includes an allocation of independent auditor fees.
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

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant (s) File No:

Plan of Acquisition, reorganization, liquidation or succession
2.1	Agreement and Plan of Merger, dated as of October 20, 2020, by and among PNM Resources, Inc., Avangrid, Inc., and NM Green Holdings, Inc. (Merger Agreement)	2.1 to PNMR's Current Report on Form 8-K filed October 21, 2020	1-32462 PNMR

2.2	Amendment to Merger Agreement, dated as of January 3, 2022, by and among PNM Resources, Inc., Avangrid, Inc., and NM Green Holdings, Inc.	2.1 to PNMR’s Current Report on Form 8-K filed January 3, 2022	1-32462 PNMR

Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNMR, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNMR, Inc. with all amendments to and including October 24, 2017	3.4 to PNMR’s Current Report on Form 8-K filed October 25, 2017	1-32462 PNMR

3.5	Bylaws of PNM, with all amendments to and including July 1, 2022	3.5 to PNM’s Current Report on Form 8-K filed July 1, 2022	1-6986 PNM

3.6	Bylaws of TNMP with all amendments to and including June 18, 2013	3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013	2-97230 TNMP

Securities Instruments‡
PNMR
4.1	Description of PNM Resources, Inc. Securities	4.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2019	1-32462 PNMR

4.2	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.3	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNMR, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 15, 2005 PNMR Indenture)	4.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-32462 PNMR

PNM
4.4	Description of Public Service Company of New Mexico Securities	4.2 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2019	1-6986 PNM

4.5	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.6	Sixth Supplemental Indenture, dated as of May 1, 2003, supplemental to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee (PVNGS Maricopa PCRBs, Series 2003A)	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

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
		4.2 to PNM’s Current Report on Form 8-K filed August 11, 2015	1-6986 PNM

TNMP
4.14	First Mortgage Indenture dated as of March 23, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.15	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among TNMP, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 23, 2009 TNMP Indenture)	4.4 to TNMP’s Quarterly Report Form 10-Q for the quarter ended June 30, 2011	2-97230 TNMP

4.16	Fifth Supplemental Indenture dated as of April 3, 2013 between TNMP and Union Bank, N.A., as Trustee ($93,198,000 of 6.95% First Mortgage Bonds due 2043, Series 2013A)	4.1 to TNMP’s Current Report on Form 8-K filed April 3, 2013	2-97230 TNMP

4.17	Sixth Supplemental Indenture dated as of June 27, 2014 between TNMP and Union Bank, N.A., as Trustee ($80,000,000 of 4.03% First Mortgage Bonds due 2024, Series 2014A)	4.1 to TNMP’s Current Report on Form 8-K filed June 27, 2014	2-97230 TNMP

4.18	Seventh Supplemental Indenture dated as of February 10, 2016 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.53% First Mortgage Bonds due 2026, Series 2016A)	4.1 to TNMP’s Current Report on Form 8-K filed February 10, 2016	2-97230 TNMP

4.19	Eighth Supplemental Indenture dated as of August 24, 2017 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.22% First Mortgage Bonds due 2028, Series 2017A)	4.1 to TNMP’s Current Report on Form 8-K filed August 24, 2017	2-97230 TNMP

4.20	Ninth Supplemental Indenture dated as of June 28, 2018 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.85% First Mortgage Bonds due 2028, Series 2018A)	4.1 to TNMP’s Current Report on Form 8-K filed July 2, 2018	2-97230 TNMP

4.21
Tenth Supplemental Indenture dated as of March 29, 2019 between TNMP and MUFG Union Bank, N.A., as Trustee ($75,000,000 of 3.79% First Mortgage Bonds due 2034, Series 2019B, $75,000,000 of 3.92% First Mortgage Bonds due 2039, Series 2019C, $75,000,000 of 4.06% First Mortgage Bonds due 2044, Series 2019D)
		4.1 to TNMP's Current Report on Form 8-K filed March 29, 2019	2-97230 TNMP

4.22	Eleventh Supplemental Indenture dated as of July 1, 2019 between TNMP and MUFG Union Bank, N.A., as Trustee ($80,000,000 of 3.60% First Mortgage Bonds due 2029, Series 2019A)	4.1 to TNMP's Current Report on Form 8-K filed July 1, 2019	2-97230 TNMP

4.23
Twelfth Supplemental Indenture, dated as of April 24, 2020, between TNMP and MUFG Union Bank, N.A., as Trustee ($85,000,000 of 2.73% First Mortgage Bonds due 2030, Series 2020A, $25,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020B)
		4.1 to TNMP's Current Report on Form 8-K filed April 24, 2020	2-97230 TNMP

4.24
Thirteenth Supplemental Indenture, dated as of July 15, 2020, between TNMP and MUFG Union Bank, N.A., as Trustee ($25,000,000 of 2.93% First Mortgage Bonds due 2035, Series 2020C, $50,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020D)
		4.1 to TNMP's Current Report on Form 8-K filed July 15, 2020	2-97230 TNMP

4.25	Fourteenth Supplemental Indenture, dated as of August 16, 2021, between TNMP and U.S. Bank National Association, as Trustee ($65,000,000 of 2.44% First Mortgage Bonds due 2035, Series 2021A)	4.1 to TNMP’s Current Report on Form 8-K filed August 16, 2021	2-97230 TNMP

4.26
Fifteenth Supplemental Indenture, dated as of May 12, 2022, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($65,000,000 of 4.13% First Mortgage Bonds due 2052, Series 2022A)
		4.1 to TNMP’s Current Report on Form 8-K filed May 16, 2022	2-97230 TNMP

4.27	Sixteenth Supplemental Indenture, dated as of May 13, 2022, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($100,000,000 of First Mortgage Bonds, Series 2022B)	4.3 to TNMP’s Current Report on Form 8-K filed May 16, 2022	2-97230 TNMP

4.28
Seventeenth Supplemental Indenture, dated as of July 28, 2022, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($95,000,000 of 3.81% First Mortgage Bonds due 2032, Series 2022C)
		4.1 to TNMP’s Current Report on Form 8-K filed July 28, 2022	2-97230 TNMP

Material Contracts
10.1
Distribution Agreement dated November 10, 2022 among PNMR, BofA Securities, Inc., MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as sales agents, and Bank of America, N.A., MUFG Securities EMEA plc and Wells Fargo Bank, N.A., as forward purchasers
		10.1 to PNMR’s Current Report on Form 8-K filed November 10, 2022	1-32462 PNMR

10.2	Amended and Restated Term Loan Agreement, dated as of May 20, 2022, among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	10.1 to PNMR’s Current Report on Form 8-K filed May 24, 2022	1-32462 PNMR

10.3	Tenth Amendment to and Restatement of Credit Agreement, dated as of May 20, 2022, among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	10.2 to PNMR’s Current Report on Form 8-K filed May 24, 2022	1-32462 PNMR

10.4	Eleventh Amendment to Credit Agreement, dated as of January 26, 2023, among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	Filed herewith	1-32462 PNMR

10.5
Amended and Restated Credit Agreement, dated as of May 20, 2022, among PNM, the lenders party thereto, U.S. Bank National Association, as administrative agent, and BOKF, N.A. d/b/a Bank of Albuquerque, as syndication agent
		10.4 to PNM’s Current Report on Form 8-K filed May 24, 2022	1-6986 PNM

10.6	Sixth Amendment to Credit Agreement, dated as of January 26, 2023, among PNM, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent	Filed herewith	1-6986 PNM

10.7	Term Loan Agreement, dated as of August 5, 2022, among PNM, the lender parties thereto and Royal Bank of Canada, as administrative agent	10.1 to PNM’s Current Report on Form 8-K filed August 5, 2022	1-6986 PNM

10.8	Note Purchase Agreement dated July 28, 2017 between PNM and the purchasers named therein (PNM 2018 SUNs, Series A-H)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017	1-6986 PNM

10.9	Note Purchase Agreement dated April 30, 2020 between PNM and the purchasers named therein (PNM 2020 SUNs, Series A-B)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020	1-6986 PNM

10.10	Note Purchase Agreement, dated July 14, 2021, between PNM and the purchasers named therein (PNM 2021 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed July 14, 2021	1-6986 PNM

10.11	Note Purchase Agreement, dated September 23, 2021, between PNM and the purchasers named therein (PNM September 2021 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed September 23, 2021	1-6986 PNM

10.12	Purchase and Sale Agreement dated November 1, 2020, between Navajo Transitional Energy Company and PNM	10.18 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-6986 PNM

10.13	Fourth Amended and Restated Credit Agreement, dated as of March 11, 2022, among TNMP, the lenders party thereto and KeyBank National Association, as administrative agent	10.1 to TNMP’s Current Report on For 8-K filed March 11, 2022	2-97230 TNMP

10.14
Increase Supplement, dated as of May 13, 2022, to the Fourth Amended and Restated Credit Agreement, dated as of March 11, 2022, among TNMP, the lenders party thereto and KeyBank National Association, as administrative agent
		10.1 to TNMP’s Current Report on For 8-K filed May 16, 2022	2-97230 TNMP

10.15	Bond Purchase Agreement dated December 9, 2013 between TNMP and the purchasers named therein (for $80,000,000 4.03% First Mortgage Bonds, due 2024, Series 2014A)	10.1 to TNMP’s Current Report on Form 8-K filed December 10, 2013	2-97230 TNMP

10.16	Bond Purchase Agreement dated December 17, 2015 between TNMP and the purchasers named therein (for $60,000,000 3.53% First Mortgage Bonds, due 2026, Series 2016A)	10.1 to TNMP’s Current Report on Form 8-K filed December 21, 2015	2-97230 TNMP

10.17	Bond Purchase Agreement dated June 14, 2017 between TNMP and the purchasers named therein (for $60,000,000 3.22% First Mortgage Bonds due 2027, Series 2017A)	10.1 to TNMP’s Current Report on Form 8-K filed June 14, 2017	2-97230 TNMP

10.18	Bond Purchase Agreement dated June 28, 2018 between TNMP and the purchasers named therein ($60,000,000 of 3.85% First Mortgage Bonds due 2028, Series 2018A)	10.1 to TNMP’s Current Report on Form 8-K filed July 2, 2018	2-97230 TNMP

10.19
Bond Purchase Agreement dated February 26, 2019 between TNMP and the purchasers named therein ($80,000,000 of 3.60% First Mortgage Bonds due 2029, Series 2019A; $75,000,000 of 3.79% First Mortgage Bonds due 2034, Series 2019B; $75,000,000 of 3.92% First Mortgage Bonds due 2034, Series 2019C; $75,000,000 of 4.06% First Mortgage Bonds due 2044, Series 2019D)
		10.3 to TNMP’s Annual Report on Form 10-K for the year ended December 31, 2018	2-97230 TNMP

10.20
Bond Purchase Agreement dated April 24, 2020, between TNMP and the purchasers named therein ($85,000,000 of 2.73% First Mortgage Bonds due 2030, Series 2020A; $25,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020B; $25,000,000 of 2.93% First Mortgage Bonds due 2035, Series 2020C; $50,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020D)
		10.1 to TNMP’s Current Report on Form 8-K filed April 24, 2020	2-97230 TNMP

10.21	Bond Purchase Agreement dated July 14, 2021, between TNMP and the purchasers named therein ($65,000,000 of 2.44% First Mortgage Bonds, due 2035, Series 2021A)	10.2 to TNMP’s Current Report on Form 8-K filed July 14, 2021	2-97230 TNMP

10.22
Bond Purchase Agreement dated April 27, 2022 between TNMP and the purchasers named therein ($65,000,000 of 4.13% First Mortgage Bonds due 2052, Series 2022A, $95,000,000 of 3.81% First Mortgage Bonds due 2032, Series 2022C)
		10.9 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	2-97230 TNMP

10.23**	Employee Transition and Separation Agreement between PNMR and Charles Eldred, effective March 1, 2022	10.8 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.24**	PNMR 2014 Performance Equity Plan dated May 15, 2014	4.3 to PNMR’s Form S-8 Registration Statement filed May 15, 2014	333-195974 PNMR

10.25**	First Amendment to PNMR 2014 Performance Equity Plan	99.1 to PNMR’s Current Report on Form 8-K filed December 15, 2015	1-32462 PNMR

10.26**	Second Amendment to PNMR 2014 Performance Equity Plan effective January 1, 2017	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.27**	PNMR 2021 Officer Annual Incentive Plan dated March 29, 2021	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.28**	PNMR 2022 Officer Annual Incentive Plan dated April 19, 2022	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.29**	First Amendment dated July 7, 2022 to PNMR 2022 Officer Annual Incentive Plan	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 PNMR

10.30**	PNMR 2018 Long-Term Incentive Plan dated March 28, 2018	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.31**	First Amendment dated March 29, 2021 to PNMR 2018 Long-Term Incentive Plan	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.32**	PNMR 2019 Long-Term Incentive Plan dated March 28, 2019	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	1-32462 PNMR

10.33**	First Amendment to PNMR 2019 Long-Term Incentive Plan executed December 28, 2020	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.34**	Second Amendment dated March 29, 2021 to PNMR 2019 Long-Term Incentive Plan	10.4 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.35**	PNMR 2020 Long-Term Incentive Plan dated March 30, 2020	10.9 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-32462 PNMR

10.36**	First Amendment to PNMR 2020 Long-Term Incentive Plan executed December 28, 2020	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.37**	Second Amendment dated March 29, 2021 to PNMR 2020 Long-Term Incentive Plan	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.38**	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Charles Eldred, effective December 4, 2020	10.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.39**	Second Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Charles Eldred, effective March 1, 2022	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.40**	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patricia Collawn, effective December 4, 2020	10.4 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.41**	Second Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patricia Collawn, effective March 1, 2022	10.6 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.42**	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patrick Apodaca, effective December 4, 2020	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.43**	Second Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patrick Apodaca, effective March 1, 2022	10.7 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.44**	Third Amendment dated July 7, 2022 to PNMR 2020 Long-Term Incentive Plan	10.4 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 PNMR

10.45**	PNMR 2021 Long-Term Incentive Plan dated March 29, 2021	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.46**	First Amendment dated April 19, 2022 to PNMR 2021 Long-Term Incentive Plan	10.4 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.47**	Second Amendment dated July 7, 2022 to PNMR 2021 Long-Term Incentive Plan	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 PNMR

10.48**	PNMR 2022 Long-Term Incentive Plan dated April 19, 2022	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.49**	First Amendment dated July 7, 2022 to PNMR 2022 Long-Term Incentive Plan	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 PNMR

10.50**	PNMR Director Deferred Stock Rights Program effective December 1, 2017	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.51**	Acknowledgement Form for officer restricted stock rights and awards granted under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.4.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.52**	2021 Director Compensation Summary	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.53**	2022 Director Compensation Summary	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.54**	Acknowledgement Form with attached Terms and Conditions for restricted stock rights granted to directors on and after 2018 under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.55**	PNMR Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to PNMR’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.56**	First Amendment to PNMR Executive Spending Account Plan effective January 1, 2011	10.7 to PNMR’s Current Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.57**	Second Amendment to PNMR Executive Spending Account executed December 13, 2017	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.58**	Third Amendment to PNMR Executive Spending Account effective February 22, 2018	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.59**	PNMR Executive Savings Plan II (amended and restated effective January 1, 2015)	10.1.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.60**	First Amendment to PNMR Executive Savings Plan II executed April 15, 2016	10.7 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	1-32462 PNMR

10.61**	Second Amendment to PNMR Executive Savings Plan II executed December 28, 2020	10.7 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.62**	Summary of PNMR Officer Paid Time Off Program	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.63**	PNMR Non-Union Severance Pay Plan effective December 1, 2021	10.53 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2021	1-32462 PNMR

10.64**	PNMR Officer Retention Plan executed October 20, 2020, as amended and restated effective as of October 20, 2020	10.3 to PNMR’s Current Report on Form 8-K filed October 21, 2020	1-32462 PNMR

10.65**	Employee Retention Agreement, executed November 11, 2020 for Elisabeth A. Eden	Filed herewith	1-32462 PNMR

10.66**	First Amendment to Employee Retention Agreements, executed January 20, 2022 for Elisabeth A. Eden	Filed herewith	1-32462 PNMR

10.67**	PNMR Officer Life Insurance Plan dated April 28, 2004	10.24.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.68**	First Amendment to PNMR Officer Life Insurance Plan dated December 16, 2004	10.27 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2004.	333-32170 PNMR

10.69**	Second Amendment to PNMR Officer Life Insurance Plan executed April 5, 2007	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.70**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.71**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.72**	Fifth Amendment to the PNMR Officer Life Insurance Plan executed December 16, 2011	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.73**	PNMR Officer Financial Counseling Program offered by AYCO, a Goldman Sachs Company, effective January 9, 2020	10.61 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2021	1-32462 PNMR

10.74**	PNMR Officers Long Term Disability Coverage Description for Prudential Policy effective January 1, 2012	10.8 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	333-32170 PNMR

10.75**	Form of Amended and Restated Indemnity Agreement for PNMR officers and directors approved July 23, 2019	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	1-32462 PNMR

10.76	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.77
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.78	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.79	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.80	Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973	5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.81	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.82	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.83	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for year ended December 31, 1993	1-6986 PNM

10.84	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1994	1-6986 PNM

10.85	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.86	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.87	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the year ended December 31, 1990	1-6986 PNM

10.88	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2000	1-6986 PNM

10.89	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 13, 2011	10.1 to PNM’s Current Report on Form 8-K filed March 1, 2011	1-6986 PNM

10.90	Amendment No. 16, effective as of April 28, 2014, to the Arizona Nuclear Power Project Participation Agreement	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-6986 PNM

10.91	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and PNM (Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)	10.22 to PNM’s Annual Report on Form 10-K for year ended December 31, 1996	1-6986 PNM

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
99.1
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

99.2
Agreement for the Sale and Purchase of Wastewater Effluent, dated November 13, 2000, among the City of Tolleson, Arizona Public Service Company and Salt River Project Agricultural Improvement and Power District
		99.19 to PNM’s Annual Report on Form 10-K for year ended December 31, 2013	1-6986 PNM

99.3
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

PNM RESOURCES, INC.
(Registrant)

Date:	February 28, 2023	By	/s/ P. K. Collawn
P. K. Collawn
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	February 28, 2023
P. K. Collawn
Chairman and Chief Executive Officer

/s/ E. A. Eden	Principal Financial Officer	February 28, 2023
E. A. Eden
Senior Vice President, Chief Financial Officer, and
Treasurer

/s/ H. E. Monroy	Principal Accounting Officer	February 28, 2023
H. E. Monroy
Vice President and Corporate Controller

/s/ V.A. Bailey	Director	February 28, 2023
V.A. Bailey

/s/ N.P. Becker	Director	February 28, 2023
N. P. Becker

/s/ E. R. Conley	Director	February 28, 2023
E. R. Conley

/s/ A. J. Fohrer	Director	February 28, 2023
A. J. Fohrer

/s/ S. M. Gutierrez	Director	February 28, 2023
S. M. Gutierrez

/s/ J.A. Hughes	Director	February 28, 2023
J.A. Hughes

/s/ M. T. Mullarkey	Director	February 28, 2023
M. T. Mullarkey

/s/ D. K. Schwanz	Director	February 28, 2023
D. K. Schwanz

E - 1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	February 28, 2023	By	/s/ J. D. Tarry
J. D. Tarry
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. D. Tarry	Principal Executive Officer and Director	February 28, 2023
J. D. Tarry
President and Chief Executive Officer

/s/ E. A. Eden	Principal Financial Officer and Director	February 28, 2023
E. A. Eden
Senior Vice President, Chief Financial Officer, and
Treasurer

/s/ H. E. Monroy	Principal Accounting Officer	February 28, 2023
H. E. Monroy
Vice President, Regulatory, and
Corporate Controller

/s/ P. K. Collawn	Chairman of the Board	February 28, 2023
P. K. Collawn

/s/ R. N. Darnell	Director	February 28, 2023
R. N. Darnell

/s/ M. P. Mertz	Director	February 28, 2023
M. P. Mertz
E - 2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date:	February 28, 2023	By	/s/ J. D. Tarry
J. D. Tarry
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. D. Tarry	Principal Executive Officer and Director	February 28, 2023
J. D. Tarry
Chief Executive Officer

/s/ E. A. Eden	Principal Financial Officer and Director	February 28, 2023
E. A. Eden
Senior Vice President, Chief Financial Officer, and
Treasurer

/s/ H. E. Monroy	Principal Accounting Officer	February 28, 2023
H. E. Monroy
Vice President and Corporate Controller

/s/ P. K. Collawn	Chairman of the Board	February 28, 2023
P. K. Collawn

/s/ R. N. Darnell	Director	February 28, 2023
R. N. Darnell

/s/ M. P. Mertz	Director	February 28, 2023
M. P. Mertz

/s/ J. N. Walker	Director	February 28, 2023
J. N. Walker
E - 3