Form 10-Q
period 2023-03-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2023-05-05
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of April 28, 2023, 85,834,874 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of April 28, 2023, was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of April 28, 2023, was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2023 Forward Sale Agreements	PNMR's forward sale agreements under the PNMR 2022 ATM Program
2024 Rate Change	PNM's request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
AFUDC	Allowance for Funds Used During Construction
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
CAA	Clean Air Act
CAISO	California Independent System Operator
CCAE	Coalition for Clean Affordable Energy
CCR	Coal Combustion Residuals
CFIUS	Committee on Foreign Investment in the United States
CO2	Carbon Dioxide
COVID-19	Novel coronavirus global pandemic
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
End Date	The date at which the Merger Agreement may be terminated if the Effective Time has not yet occurred; January 20, 2022, subsequently extended to April 20, 2023, then July 20, 2023
Energy Transition Charge	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTC	Federal Trade Commission
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
Grid Modernization Application	PNM's October 3, 2022 application for approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
HSR Act	Hart-Scott Rodino Antitrust Improvement Act of 1976

Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
Joint Applicants	PNM, PNMR, Merger Sub, Avangrid and Iberdrola
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub, as amended by the amendments to the Merger Agreement dated January 3, 2022 and April 12, 2023
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined below)
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility
PNM 2022 Delayed- Draw Term Loan	PNM's $225.0 million Unsecured Term Loan that matures February 5, 2024

PNM 2023 Note Purchase Agreement	PNM's agreement for sale of PNM's 2023 SUNs
PNM 2023 SUNs	PNM's $200.0 million Senior Unsecured Notes issued on April 28, 2023
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2021 Delayed-Draw Term Loan	PNMR’s $1.0 billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
PNMR 2022 ATM Program	PNMR's distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through the sales agents
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RMC	Risk Management Committee
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of Securitized Bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP's General Rate Case Application filed on May 30, 2018
TNMP 2022 Bonds	TNMP's First Mortgage Bonds to be issued under the TNMP 2022 Bond Purchase Agreement
TNMP 2022 Bond Purchase Agreement	TNMP's Agreement for the sale of an aggregate $160.0 million of TNMP's 2022 Bonds
TNMP 2023 Bonds	TNMP's First Mortgage Bonds to be issued under the TNMP 2023 Bond Purchase Agreement
TNMP 2023 Bond Purchase Agreement	TNMP's Agreement for the sale of an aggregate $185.0 million of TNMP's 2023 Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 million Secured Revolving Credit Facility ($100.0 million as of May 13, 2022)

Tri-State	Tri-State Generation and Transmission Association, Inc.
TSA	Transmission Service Agreement
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
Western Spirit Line	An approximately 150-mile 345-kV transmission line that PNM purchased in December 2021
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share amounts)

Electric Operating Revenues	$544,077	$444,118
Operating Expenses:
Cost of energy	241,686	168,414
Administrative and general	55,110	55,861
Energy production costs	22,358	33,566
Depreciation and amortization	78,074	75,764
Transmission and distribution costs	22,196	18,466
Taxes other than income taxes	25,562	23,979
Total operating expenses	444,986	376,050
Operating income	99,091	68,068
Other Income and Deductions:
Interest income	4,843	4,292
Gains (losses) on investment securities	6,442	(26,573)
Other income	3,093	4,330
Other (deductions)	(2,493)	(2,241)
Net other income and deductions	11,885	(20,192)
Interest Charges	40,923	26,220
Earnings before Income Taxes	70,053	21,656
Income Taxes	9,780	2,438
Net Earnings	60,273	19,218
(Earnings) Attributable to Valencia Non-controlling Interest	(5,127)	(3,095)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings Attributable to PNMR	$55,014	$15,991
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.64	$0.19
Diluted	$0.64	$0.19
Dividends Declared per Common Share	$0.3675	$0.3475

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net Earnings	$60,273	$19,218
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $(1,059) and $1,657	3,111	(4,867)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $178 and $375	(524)	(1,102)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(303) and $(451)	891	1,325
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $43 and $0	(125)	—
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $565, and $0	(1,659)	—
Total Other Comprehensive Income (Loss)	1,694	(4,644)
Comprehensive Income	61,967	14,574
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(5,127)	(3,095)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income Attributable to PNMR	$56,708	$11,347

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$60,273	$19,218
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	87,128	84,672
Deferred income tax expense	9,576	2,009
(Gains) losses on investment securities	(6,442)	26,486
Stock based compensation expense	3,490	3,052
Allowance for equity funds used during construction	(1,964)	(2,668)
Other, net	810	708
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	64,919	21,169
Materials, supplies, and fuel stock	2,443	(5,183)
Other current assets	(1,305)	13,079
Other assets	(2,074)	(12,215)
Accounts payable	(56,306)	(15,905)
Accrued interest and taxes	(4,514)	909
Other current liabilities	(16,844)	(6,458)
Other liabilities	(7,689)	(12,263)
Net cash flows from operating activities	131,501	116,610

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(264,368)	(209,884)
Proceeds from sale of PVNGS plant assets (Note 13)	28,372	—
Proceeds from sales of investment securities	91,830	125,246
Purchases of investment securities	(95,773)	(127,791)
Investments in NMRD	(11,500)	—
Other, net	6	565
Net cash flows used in investing activities	(251,433)	(211,864)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$177,400	$23,300
Long-term borrowings	—	100,000
Awards of common stock	(8,394)	(6,735)
Dividends paid	(31,677)	(29,960)
Valencia’s transactions with its owner	(5,510)	(4,232)
Transmission interconnection and security deposit arrangements	3,894	18,569
Refunds paid under transmission interconnection arrangements	(15,167)	(1,972)
Debt issuance costs and other, net	(560)	(431)
Net cash flows from financing activities	119,986	98,539

Change in Cash, Restricted Cash, and Equivalents	54	3,285
Cash, Restricted Cash, and Equivalents at Beginning of Period	4,078	1,104
Cash, Restricted Cash, and Equivalents at End of Period	$4,132	$4,389

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$39,794	$21,682
Income taxes paid (refunded), net	$—	$(346)

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$37,148	$38,918

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,132	$4,078
Accounts receivable, net of allowance for credit losses of $4,884 and $4,925	129,250	183,669
Unbilled revenues	52,107	63,473
Other receivables	22,004	20,320
Materials, supplies, and fuel stock	64,290	66,733
Regulatory assets	44,740	20,265
Prepaid assets	21,900	18,465
Income taxes receivable	2,147	2,351
Other current assets	11,329	31,624
Total current assets	351,899	410,978
Other Property and Investments:
Investment securities	431,328	417,476
Equity investment in NMRD	102,175	90,620
Other investments	176	177
Non-utility property, net	28,824	26,841
Total other property and investments	562,503	535,114
Utility Plant:
Plant in service, held for future use, and to be abandoned	9,120,465	9,164,564
Less accumulated depreciation and amortization	2,679,655	2,659,952
	6,440,810	6,504,612
Construction work in progress	491,565	372,988
Nuclear fuel, net of accumulated amortization of $38,626 and $43,985	77,214	95,223
Net utility plant	7,009,589	6,972,823
Deferred Charges and Other Assets:
Regulatory assets	933,713	846,686
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	52,675	55,982
Other deferred charges	164,460	157,497
Total deferred charges and other assets	1,429,145	1,338,462
	$9,353,136	$9,257,377

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$409,400	$232,000
Current installments of long-term debt	409,901	184,793
Accounts payable	122,254	215,708
Customer deposits	6,317	6,117
Accrued interest and taxes	72,065	76,783
Regulatory liabilities	13,668	17,002
Operating lease liabilities	10,425	18,781
Dividends declared	31,676	31,676
Transmission interconnection arrangement liabilities	23,481	20,473
Other current liabilities	96,278	87,037
Total current liabilities	1,195,465	890,370
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	3,668,079	3,892,594
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	838,995	822,831
Regulatory liabilities	756,561	755,202
Asset retirement obligations	225,017	223,377
Accrued pension liability and postretirement benefit cost	31,052	32,799
Operating lease liabilities	40,238	41,336
Other deferred credits	321,398	342,413
Total deferred credits and other liabilities	2,213,261	2,217,958
Total liabilities	7,076,805	7,000,922
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,424,198	1,429,102
Accumulated other comprehensive income (loss), net of income taxes	(64,354)	(66,048)
Retained earnings	852,347	828,878
Total PNMR common stockholders’ equity	2,212,191	2,191,932
Non-controlling interest in Valencia	52,611	52,994
Total equity	2,264,802	2,244,926
	$9,353,136	$9,257,377

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2022	$1,429,102	$(66,048)	$828,878	$2,191,932	$52,994	$2,244,926
Net earnings before subsidiary preferred stock dividends	—	—	55,146	55,146	5,127	60,273
Total other comprehensive income	—	1,694	—	1,694	—	1,694
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(31,545)	(31,545)	—	(31,545)
Awards of common stock	(8,394)	—	—	(8,394)	—	(8,394)
Stock based compensation expense	3,490	—	—	3,490	—	3,490
Valencia’s transactions with its owner	—	—	—	—	(5,510)	(5,510)
Balance at March 31, 2023	$1,424,198	$(64,354)	$852,347	$2,212,191	$52,611	$2,264,802

Balance at December 31, 2021	$1,429,257	$(71,936)	$810,203	$2,167,524	$55,405	$2,222,929
Net earnings before subsidiary preferred stock dividends	—	—	16,123	16,123	3,095	19,218
Total other comprehensive income (loss)	—	(4,644)	—	(4,644)	—	(4,644)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(59,656)	(59,656)	—	(59,656)
Awards of common stock	(6,735)	—	—	(6,735)	—	(6,735)
Stock based compensation expense	3,052	—	—	3,052	—	3,052
Valencia’s transactions with its owner	—	—	—	—	(4,232)	(4,232)
Balance at March 31, 2022	$1,425,574	$(76,580)	$766,538	$2,115,532	$54,268	$2,169,800

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)

Electric Operating Revenues	$430,165	$338,709
Operating Expenses:
Cost of energy	209,853	138,814
Administrative and general	48,973	50,347
Energy production costs	22,358	33,566
Depreciation and amortization	43,686	45,790
Transmission and distribution costs	13,887	11,611
Taxes other than income taxes	13,504	13,565
Total operating expenses	352,261	293,693
Operating income	77,904	45,016
Other Income and Deductions:
Interest income	4,849	3,133
Gains (losses) on investment securities	6,442	(26,573)
Other income	2,451	3,048
Other (deductions)	(1,860)	(1,691)
Net other income and deductions	11,882	(22,083)
Interest Charges	18,122	14,572
Earnings before Income Taxes	71,664	8,361
Income Taxes (Benefits)	11,829	823
Net Earnings	59,835	7,538
(Earnings) Attributable to Valencia Non-controlling Interest	(5,127)	(3,095)
Net Earnings Attributable to PNM	54,708	4,443
Preferred Stock Dividend Requirements	(132)	(132)
Net Earnings Available for PNM Common Stock	$54,576	$4,311

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net Earnings	$59,835	$7,538
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net change in unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $(1,059) and $1,657	3,111	(4,867)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $178 and $375	(524)	(1,102)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(303) and $(451)	891	1,325
Total Other Comprehensive Income (Loss)	3,478	(4,644)
Comprehensive Income	63,313	2,894
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(5,127)	(3,095)
Comprehensive Income (Loss) Attributable to PNM	$58,186	$(201)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$59,835	$7,538
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	51,438	53,844
Deferred income tax expense	11,829	893
(Gains) losses on investment securities	(6,442)	26,486
Allowance for equity funds used during construction	(1,862)	(2,294)
Other, net	866	894
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	54,042	22,466
Materials, supplies, and fuel stock	2,916	(4,636)
Other current assets	(7,306)	11,418
Other assets	(897)	(11,065)
Accounts payable	(50,299)	(6,876)
Accrued interest and taxes	11,770	14,873
Other current liabilities	(12,083)	(4,879)
Other liabilities	(6,006)	(10,198)
Net cash flows from operating activities	107,801	98,464

Cash Flows From Investing Activities:
Utility plant additions	(143,348)	(96,359)
Proceeds from sale of PVNGS plant assets (Note 13)	28,372	—
Proceeds from sales of investment securities	91,830	125,246
Purchases of investment securities	(95,773)	(127,791)
Other, net	6	565
Net cash flows used in investing activities	(118,913)	(98,339)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$25,000	$(2,700)
Dividends paid	(132)	(132)
Valencia’s transactions with its owner	(5,510)	(4,232)
Transmission interconnection and security deposit arrangements	3,894	12,170
Refunds paid under transmission interconnection arrangements	(11,667)	(1,972)
Debt issuance costs and other, net	(377)	(293)
Net cash flows from financing activities	11,208	2,841

Change in Cash, Restricted Cash, and Equivalents	96	2,966
Cash, Restricted Cash, and Equivalents at Beginning of Period	2,985	19
Cash, Restricted Cash, and Equivalents at End of Period	$3,081	$2,985

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$12,778	$9,070
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$17,849	$26,620

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,081	$2,985
Accounts receivable, net of allowance for credit losses of $4,884 and $4,925	101,604	151,386
Unbilled revenues	40,155	45,282
Other receivables	20,732	13,877
Affiliate receivables	9,532	8,868
Materials, supplies, and fuel stock	52,974	55,890
Regulatory assets	43,468	18,333
Prepaid assets	13,649	10,085
Income taxes receivable	18,233	18,233
Other current assets	3,035	20,706
Total current assets	306,463	345,645
Other Property and Investments:
Investment securities	431,328	417,476
Other investments	74	76
Non-utility property, net	13,416	11,695
Total other property and investments	444,818	429,247
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,913,166	6,007,464
Less accumulated depreciation and amortization	1,902,675	1,908,644
	4,010,491	4,098,820
Construction work in progress	372,874	300,772
Nuclear fuel, net of accumulated amortization of $38,626 and $43,985	77,214	95,223
Net utility plant	4,460,579	4,494,815
Deferred Charges and Other Assets:
Regulatory assets	850,860	763,941
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	49,732	52,556
Other deferred charges	142,312	134,330
Total deferred charges and other assets	1,094,536	1,002,459
	$6,306,396	$6,272,166

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$210,900	$185,900
Current installments of long-term debt	409,901	184,793
Accounts payable	95,374	163,522
Affiliate payables	10,837	14,919
Customer deposits	6,317	6,117
Accrued interest and taxes	47,567	35,797
Regulatory liabilities	4,024	7,913
Operating lease liabilities	9,191	17,239
Dividends declared	132	132
Transmission interconnection arrangement liabilities	23,481	20,473
Other current liabilities	75,006	55,350
Total current liabilities	892,730	692,155
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,591,556	1,816,107
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	699,783	682,040
Regulatory liabilities	557,564	556,989
Asset retirement obligations	224,172	222,549
Accrued pension liability and postretirement benefit cost	30,344	32,007
Operating lease liabilities	38,759	39,633
Other deferred credits	241,964	258,833
Total deferred credits and liabilities	1,792,586	1,792,051
Total liabilities	4,276,872	4,300,313
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,547,918	1,547,918
Accumulated other comprehensive income (loss), net of income taxes	(70,857)	(74,335)
Retained earnings	488,323	433,747
Total PNM common stockholder’s equity	1,965,384	1,907,330
Non-controlling interest in Valencia	52,611	52,994
Total equity	2,017,995	1,960,324
	$6,306,396	$6,272,166

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2022	$1,547,918	$(74,335)	$433,747	$1,907,330	$52,994	$1,960,324
Net earnings	—	—	54,708	54,708	5,127	59,835
Total other comprehensive income	—	3,478	—	3,478	—	3,478
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(5,510)	(5,510)
Balance at March 31, 2023	$1,547,918	$(70,857)	$488,323	$1,965,384	$52,611	$2,017,995

Balance at December 31, 2021	$1,547,918	$(71,936)	$483,877	$1,959,859	$55,405	$2,015,264
Net earnings	—	—	4,443	4,443	3,095	7,538
Total other comprehensive income (loss)	—	(4,644)	—	(4,644)	—	(4,644)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,232)	(4,232)
Balance at March 31, 2022	$1,547,918	$(76,580)	$488,188	$1,959,526	$54,268	$2,013,794

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)

Electric Operating Revenues	$113,912	$105,409
Operating Expenses:
Cost of energy	31,833	29,600
Administrative and general	14,014	12,013
Depreciation and amortization	27,440	23,642
Transmission and distribution costs	8,309	6,855
Taxes other than income taxes	10,529	9,057
Total operating expenses	92,125	81,167
Operating income	21,787	24,242
Other Income and Deductions:
Interest income	114	1,182
Other income	511	1,052
Other (deductions)	(375)	(115)
Net other income and deductions	250	2,119
Interest Charges	10,425	9,150
Earnings before Income Taxes	11,612	17,211
Income Taxes	1,579	2,151
Net Earnings	$10,033	$15,060

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$10,033	$15,060
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	27,642	23,856
Deferred income tax (benefit)	(15)	(345)
Allowance for equity funds used during construction and other, net	(102)	(374)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	10,876	(1,297)
Materials and supplies	(473)	(547)
Other current assets	6,765	1,670
Other assets	(804)	(1,329)
Accounts payable	(3,235)	(3,848)
Accrued interest and taxes	(15,562)	(12,485)
Other current liabilities	1,267	(599)
Other liabilities	(1,238)	(802)
Net cash flows from operating activities	35,154	18,960
Cash Flows From Investing Activities:
Utility plant additions	(108,993)	(100,556)
Net cash flows used in investing activities	(108,993)	(100,556)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	63,300	74,600
Short-term borrowings (repayments) – affiliate, net	14,200	700
Transmission interconnection arrangements	—	6,400
Refunds paid under transmission interconnection arrangements	(3,500)	—
Debt issuance costs and other, net	(161)	(104)
Net cash flows from financing activities	73,839	81,596

Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$14,736	$10,020
Income taxes paid (refunded), net	$—	$(346)

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$10,986	$1,237

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable	27,646	32,283
Unbilled revenues	11,952	18,191
Other receivables	3,503	8,552
Affiliate receivables	135	—
Materials and supplies	11,316	10,843
Regulatory assets	1,272	1,932
Other current assets	1,395	2,346
Total current assets	57,219	74,147
Other Property and Investments:
Other investments	102	101
Non-utility property, net	14,293	14,010
Total other property and investments	14,395	14,111
Utility Plant:
Plant in service and plant held for future use	2,898,836	2,853,130
Less accumulated depreciation and amortization	596,877	578,157
	2,301,959	2,274,973
Construction work in progress	111,237	63,820
Net utility plant	2,413,196	2,338,793
Deferred Charges and Other Assets:
Regulatory assets	82,853	82,745
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	2,943	3,426
Other deferred charges	5,897	6,714
Total deferred charges and other assets	318,358	319,550
	$2,803,168	$2,746,601

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$100,000	$36,700
Short-term debt – affiliate	14,200	—
Accounts payable	19,932	34,152
Affiliate payables	4,220	6,273
Accrued interest and taxes	39,110	54,672
Regulatory liabilities	9,644	9,089
Operating lease liabilities	1,234	1,543
Other current liabilities	8,905	6,336
Total current liabilities	197,245	148,765
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,076,871	1,076,875
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	165,903	164,637
Regulatory liabilities	198,997	198,213
Asset retirement obligations	845	828
Accrued pension liability and postretirement benefit cost	708	792
Operating lease liabilities	1,479	1,703
Other deferred credits	49,263	52,964
Total deferred credits and other liabilities	417,195	419,137
Total liabilities	1,691,311	1,644,777
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	805,166	805,166
Retained earnings	306,627	296,594
Total common stockholder’s equity	1,111,857	1,101,824
	$2,803,168	$2,746,601

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2022	$64	$805,166	$296,594	$1,101,824
Net earnings	—	—	10,033	10,033
Balance at March 31, 2023	$64	$805,166	$306,627	$1,111,857

Balance at December 31, 2021	$64	$737,166	$204,327	$941,557
Net earnings	—	—	15,060	15,060
Balance at March 31, 2022	$64	$737,166	$219,387	$956,617

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2023 and December 31, 2022, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2023 and 2022. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2022 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2023 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual audited Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2022 Annual Reports on Form 10-K.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. The Board declared dividends on common stock of $0.3675 per share in February 2023 and $0.3475 per share in February 2022, which are reflected as Dividends Declared per Common Share on the PNMR Condensed Consolidated Statement of Earnings.

PNMR did not make any cash equity contributions to PNM or TNMP in the three months ended March 31, 2023 and 2022. Neither PNM nor TNMP declared or paid any cash dividends to PNMR in the three months ended March 31, 2023 and 2022.

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

PNM

PNM includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM also includes the generation and sale of electricity into the wholesale market, which includes the asset optimization of PNM's jurisdictional capacity, as well as providing transmission services to third parties. FERC has jurisdiction over wholesale power and transmission rates.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended March 31, 2023
Electric operating revenues	$430,165	$113,912	$—	$544,077
Cost of energy	209,853	31,833	—	241,686
Utility margin	220,312	82,079	—	302,391
Other operating expenses	98,722	32,852	(6,348)	125,226
Depreciation and amortization	43,686	27,440	6,948	78,074
Operating income (loss)	77,904	21,787	(600)	99,091
Interest income (expense)	4,849	114	(120)	4,843
Other income (deductions)	7,033	136	(127)	7,042
Interest charges	(18,122)	(10,425)	(12,376)	(40,923)
Segment earnings (loss) before income taxes	71,664	11,612	(13,223)	70,053
Income taxes (benefit)	11,829	1,579	(3,628)	9,780
Segment earnings (loss)	59,835	10,033	(9,595)	60,273
Valencia non-controlling interest	(5,127)	—	—	(5,127)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$54,576	$10,033	$(9,595)	$55,014

At March 31, 2023:
Total Assets	$6,306,396	$2,803,168	$243,572	$9,353,136
Goodwill	$51,632	$226,665	$—	$278,297

Three Months Ended March 31, 2022
Electric operating revenues	$338,709	$105,409	$—	$444,118
Cost of energy	138,814	29,600	—	168,414
Utility margin	199,895	75,809	—	275,704
Other operating expenses	109,089	27,925	(5,142)	131,872
Depreciation and amortization	45,790	23,642	6,332	75,764
Operating income (loss)	45,016	24,242	(1,190)	68,068
Interest income (expense)	3,133	1,182	(23)	4,292
Other income (deductions)	(25,216)	937	(205)	(24,484)
Interest charges	(14,572)	(9,150)	(2,498)	(26,220)
Segment earnings (loss) before income taxes	8,361	17,211	(3,916)	21,656
Income taxes (benefit)	823	2,151	(536)	2,438
Segment earnings (loss)	7,538	15,060	(3,380)	19,218
Valencia non-controlling interest	(3,095)	—	—	(3,095)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$4,311	$15,060	$(3,380)	$15,991

At March 31, 2022:
Total Assets	$6,040,088	$2,450,081	$237,517	$8,727,686
Goodwill	$51,632	$226,665	$—	$278,297

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

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended March 31, 2023
Gross margin	$140,381	$46,330	$—	$186,711
Energy production costs	22,358	—	—	22,358
Transmission and distribution costs	13,887	8,309	—	22,196
Depreciation and amortization	43,686	27,440	—	71,126	[1]
Utility margin	$220,312	$82,079	$—	$302,391

Three Months Ended March 31, 2022
Gross margin	$108,928	$45,312	$—	$154,240
Energy production costs	33,566	—	—	33,566
Transmission and distribution costs	11,611	6,855	—	18,466
Depreciation and amortization	45,790	23,642	—	69,432	[1]
Utility margin	$199,895	$75,809	$—	$275,704

1 Corporate and Other depreciation and amortization represents corporate level activities that are billed at cost and reflected as general and administrative expenses at PNM and TNMP and therefore are not a component of gross margin or utility margin. See Note 1.

(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	PNMR Consolidated
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2022	$7,422	$(81,757)	$(74,335)	$8,287	$(66,048)
Amounts reclassified from AOCI (pre-tax)	(702)	1,194	492	(2,224)	(1,732)
Income tax impact of amounts reclassified	178	(303)	(125)	565	440
Other OCI changes (pre-tax)	4,170	—	4,170	(168)	4,002
Income tax impact of other OCI changes	(1,059)	—	(1,059)	43	(1,016)
Net after-tax change	2,587	891	3,478	(1,784)	1,694
Balance at March 31, 2023	$10,009	$(80,866)	$(70,857)	$6,503	$(64,354)

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

(4)    Earnings Per Share

Dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$55,014	$15,991
Average Number of Common Shares:
Outstanding during period	85,835	85,835
Vested awards of restricted stock	266	256
Average Shares – Basic	86,101	86,091
Dilutive Effect of Common Stock Equivalents:
Restricted stock	37	80
2023 Forward Sale Agreements	3	—
Average Shares – Diluted	86,141	86,171

Net Earnings Per Share of Common Stock:
Basic	$0.64	$0.19
Diluted	$0.64	$0.19

(5)   Electric Operating Revenues

PNMR is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. Additional information concerning electric operating revenue is contained in Note 4 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the three months ended March 31, 2023 and 2022, there were no estimated credit losses related to these transactions.

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below.

	PNM	TNMP	PNMR Consolidated
Three Months Ended March 31, 2023	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$119,885	$36,366	$156,251
Commercial	98,062	34,730	132,792
Industrial	19,478	12,765	32,243
Public authority	4,417	1,619	6,036
Economy energy service	9,309	—	9,309
Transmission	49,007	30,058	79,065
Wholesale energy sales (1)	112,986	—	112,986
Miscellaneous	1,410	940	2,350
Total revenues from contracts with customers	414,554	116,478	531,032
Alternative revenue programs	7,325	(2,566)	4,759
Other electric operating revenues	8,286	—	8,286
Total Electric Operating Revenues	$430,165	$113,912	$544,077
(1) Increase is primarily due to higher market prices in 2023 compared to 2022.

	PNM	TNMP	PNMR Consolidated
Three Months Ended March 31, 2022	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$112,574	$39,368	$151,942
Commercial	88,004	33,103	121,107
Industrial	23,132	8,390	31,522
Public authority	4,426	1,526	5,952
Economy energy service	8,940	—	8,940
Transmission	34,526	25,529	60,055
Wholesale energy sales	59,691	—	59,691
Miscellaneous	1,375	933	2,308
Total revenues from contracts with customers	332,668	108,849	441,517
Alternative revenue programs	(2,065)	(3,440)	(5,505)
Other electric operating revenues	8,106	—	8,106
Total Electric Operating Revenues	$338,709	$105,409	$444,118

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $99.6 million at March 31, 2023 and $151.4 million at December 31, 2022 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a TSA with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset is $14.5 million at March 31, 2023 and $11.9 million at December 31, 2022. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheet.

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

(6)     Variable Interest Entities

How an enterprise evaluates and accounts for its involvement with variable interest entities, focuses primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity (“VIE”). This evaluation requires continual reassessment of the primary beneficiary of a VIE. Additional information concerning PNM’s VIEs is contained in Note 10 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three months ended March 31, 2023 and 2022, PNM paid $5.0 million and $4.8 million for fixed charges and $1.6 million and $0.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating revenues	$6,604	$4,932
Operating expenses	1,477	1,837
Earnings attributable to non-controlling interest	$5,127	$3,095

	Financial Position
	March 31,	December 31,
	2023	2022
	(In thousands)
Current assets	$4,029	$3,429
Net property, plant, and equipment	49,383	50,094
Total assets	53,412	53,523
Current liabilities	801	529
Owners’ equity – non-controlling interest	$52,611	$52,994

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 11, PNM purchased coal for SJGS under the SJGS CSA. PNM and Westmoreland also entered into agreements under which CCR disposal and mine reclamation services for SJGS would be provided. In 2019, Westmoreland emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, the assets of SJCC were sold to Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of SJCC including obligations to PNM under the SJGS CSA and to PNMR under letter of credit support agreements.

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
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC had the ability to direct its mining operations and reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal was supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner and monitoring of reclamation activities, the mining operations and reclamation services were solely under the control of WSJ LLC, including developing mining and reclamation plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM had any ability to direct or influence the mining operation or reclamation activities.  PNM’s involvement through the SJGS CSA and the reclamation services agreement is a protective right rather than a participating right and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA required WSJ LLC to deliver coal to fuel SJGS in exchange for payment of a set price per ton, which escalated over time for inflation.  The reclamation services agreement requires WSJ LLC to perform reclamation services at a base price per activity, which escalates over time for inflation. If WSJ LLC had been able to mine or performs reclamation services more efficiently than anticipated,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
its economic performance would improve.  Conversely, if WSJ LLC had not been able to mine or does not perform reclamation services as efficiently as anticipated, its economic performance would be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support continue to be PNMR’s maximum exposure to loss from the VIE at March 31, 2023.

(7)    Fair Value of Derivative and Other Financial Instruments

Additional information concerning energy related derivative contracts and other financial instruments is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

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

PNM has entered into several agreements to purchase power from third parties in order to ensure that customer demand during the 2023 summer peak load is met. Agreements for purchases totaling 85 MW from June 1, 2023 through September 30, 2023 were not considered derivatives because there was either no notional amount due to their unit-contingent nature or qualified for a normal purchase, normal sale scope exception. Agreements totaling 375 MW were accounted for as derivative agreements and are considered economic hedges, see the table below. For additional information related to 2023 summer peak resource adequacy, see Note 12.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the three months ended March 31, 2023 and the year ended December 31, 2022, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as regulatory assets and liabilities. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	March 31, 2023	December 31, 2022
	(In thousands)
Other current assets	$416	$9,780
Other deferred charges	—	—
	416	9,780
Other current liabilities	(27,074)	(19,209)
Other deferred credits	—	—
	(27,074)	(19,209)
Net	$(26,658)	$(9,429)

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

As discussed above, PNM has NMPRC-approved guidelines for hedging arrangements to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.4 million of current assets and, $27.1 million of current liabilities related to these arrangements at March 31, 2023 and $9.8 million of current assets and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$19.2 million of current liabilities at December 31, 2022 with changes in fair value recorded as regulatory assets and regulatory liabilities.

At March 31, 2023 and December 31, 2022, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, amounts posted as cash collateral under margin arrangements were $2.3 million at March 31, 2023 and $10.5 million at December 31, 2022. These amounts are included in other current assets on the Condensed Consolidated Balance Sheets. At March 31, 2023 and December 31, 2022, obligations to return cash collateral were $0.2 million, which is included in other current liabilities on the Condensed Consolidated Balance Sheets.

The changes in the fair value of commodity derivative instruments that are considered economic hedges had no impact on PNM’s net earnings during the three months ended March 31, 2023 and 2022. Commodity derivatives had no impact on OCI for any of the periods presented. Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM's net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
March 31, 2023	—	651,375
December 31, 2022	—	432,200

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

The table below presents information about PNM's contingent requirement to provide collateral under certain commodity contracts having an objectively determinable collateral provision, that are in net liability positions, and that are not fully collateralized with cash. Contractual liability represents those commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty. Cash collateral posted under these contracts does not reflect letters of credit under the Company's revolving credit facilities that may have been issued as collateral. Net exposure is the net contractual liability for all contracts, including those designated as normal purchase and normal sale, offset by existing collateral and by any offsets available under master netting agreements, including both assets and liability positions.

Contingent Feature - Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
March 31, 2023	$32,035	$—	$26,397
December 31, 2022	$15,288	$—	$13,087

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM's share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At March 31, 2023 and December 31, 2022, the fair value of investment securities included $337.7 million and $325.3 million for the NDT, $14.8 million and $14.7 million for the SJGS decommissioning trust, and $78.8 million and $77.5 million for the coal mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At March 31, 2023 and December 31, 2022, PNM had no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$(844)	$5,006
Net gains (losses) from equity securities still held	7,477	(22,035)
Total net gains (losses) on equity securities	6,633	(17,029)
Available-for-sale debt securities:
Net (losses) on debt securities	(191)	(9,544)
Net gains (losses) on investment securities	$6,442	$(26,573)

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $2.0 million and $(8.9) million for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Proceeds from sales	$91,211	$125,246
Gross realized gains	3,428	10,178
Gross realized (losses)	(6,471)	(5,840)

At March 31, 2023, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$43,173
After 1 year through 5 years	67,527
After 5 years through 10 years	70,236
After 10 years through 15 years	17,967
After 15 years through 20 years	12,495
After 20 years	32,568
$243,966

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

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of March 31, 2023 and December 31, 2022. Management of the Company independently verifies the information provided by pricing services. Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
March 31, 2023
Cash and cash equivalents	$46,541	$46,541	$—
Equity securities:
Corporate stocks, common	70,847	70,847	—
Corporate stocks, preferred	4,727	642	4,085
Mutual funds and other	65,247	65,247	—
Available-for-sale debt securities:
U.S. government	42,895	42,552	343	$1,737
International government	10,845	—	10,845	1,311
Municipals	43,528	—	43,528	1,612
Corporate and other	146,698		146,698	8,794
	$431,328	$225,829	$205,499	$13,454

December 31, 2022
Cash and cash equivalents	$66,843	$66,843	$—
Equity securities:
Corporate stocks, common	40,103	40,103	—
Corporate stocks, preferred	5,191	790	4,401
Mutual funds and other	66,359	66,359	—
Available-for-sale debt securities:
U.S. government	45,905	45,645	260	$1,334
International government	9,762	—	9,762	1,117
Municipals	43,136	—	43,136	1,062
Corporate and other	140,177	—	140,177	6,473
	$417,476	$219,740	$197,736	$9,986

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
March 31, 2023	(In thousands)
PNMR	$4,077,980	$3,762,893
PNM	2,001,457	1,812,093
TNMP	1,076,871	950,800

December 31, 2022
PNMR	$4,077,387	$3,726,195
PNM	2,000,900	1,789,186
TNMP	1,076,875	937,009

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

(8)    Stock-Based Compensation

PNMR has various stock-based compensation programs, which provide restricted stock awards under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements. Restricted stock expected to be awarded under the PEP for performance periods ending after 2023 no longer have market targets. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At March 31, 2023, PNMR had unrecognized expense related to stock awards of $8.3 million, which is expected to be recognized over an average of 2.4 years.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Three Months Ended March 31,
Restricted Shares and Performance Based Shares	2023	2022
Expected quarterly dividends per share	$0.3675	$0.3475
Risk-free interest rate	4.46%	1.46%

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the three months ended March 31, 2023:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2022	182,446	$42.09
Granted	172,853	44.78
Released	(171,538)	43.98
Forfeited	(565)	42.26
Outstanding at March 31, 2023	183,196	$35.09

PNMR’s current stock-based compensation program provides for performance targets through 2025 and market targets through 2023. Included, as granted and released, in the table above are 100,991 previously awarded shares that were earned for the 2020 - 2022 performance measurement period and ratified by the Board in February 2023 (based upon achieving targets at above "target", below "maximum" levels). Excluded from the table above are 144,175, 150,050, and 189,217 shares for the three-year performance periods ending in 2023, 2024 and 2025 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Three Months Ended March 31,
Restricted Stock	2023	2022
Weighted-average grant date fair value	$44.78	$40.66
Total fair value of restricted shares that vested (in thousands)	$8,394	$6,906

(9)   Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities, term loans, and other debt agreements contains a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR agreements this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities, term loans, and other debt agreements generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

On March 2, 2022, PNMR filed a shelf registration that provides for the issuance of various types of debt and equity securities. The PNMR shelf registration statement expires in March 2025.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financing Activities

On April 28, 2023, PNM entered into an agreement (the "PNM 2023 Note Purchase Agreement") with institutional investors for the sale and issuance of $200.0 million aggregate principal amount of two series of senior unsecured notes (the “PNM 2023 SUNs”) offered in private placement transactions. The PNM 2023 SUNs were issued on April 28, 2023. PNM issued $150.0 million of the PNM 2023 SUNs at 5.51%, due April 28, 2035, and another $50.0 million at 5.92%, due April 28, 2053. Proceeds from the PNM 2023 SUNs were used to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, funding of capital expenditures and for general corporate purposes. The PNM 2023 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM 2023 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM 2023 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM 2023 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On April 28, 2023, TNMP entered into an agreement (the “TNMP 2023 Bond Purchase Agreement”) with institutional investors for the sale of $185.0 million aggregate principal amount of two series of TNMP first mortgage bonds (the “TNMP 2023 Bonds”) offered in private placement transactions. TNMP issued the first series of $130.0 million of the TNMP 2023 Bonds on April 28, 2023, at a 5.01% interest rate, due April 28, 2033. The second series of $55.0 million will be issued on or before July 28, 2023, at a 5.47% interest rate, due July 28, 2053. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. The TNMP 2023 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indenture governing the TNMP 2023 Bonds. The terms of the supplemental indentures governing the TNMP 2023 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2023 Bonds at par. However, the definition of change of control in the supplemental indentures governing the TNMP 2023 Bonds will not be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP 2023 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

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

During the first quarter of 2023, PNMR entered into forward sale agreements with each of Bank of America, N.A. and Wells Fargo Bank, N.A. as forward purchasers relating to the sale of 504,452 shares and 528,082 shares of common stock, respectively, under the PNMR 2022 ATM Program (the “2023 Forward Sale Agreements”). The average initial forward sale price of $48.49 per share and $48.30 per share, respectively, are subject to adjustments based on a net interest rate factor and by future dividends paid on PNMR common stock as specified in the forward sale agreements. PNMR did not initially receive any proceeds upon the execution of these agreements and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement of the forward sale agreements on or before a date that is 12 months from the agreement effective dates.

The Company expects to receive proceeds from the sale of shares upon future physical settlement(s) of the 2023 Forward Sale Agreements, in which case the Company will deliver newly issued shares to the forward purchasers in exchange for cash in an amount equal to the number of shares delivered multiplied by the then-applicable forward sale price. PNMR also has the option to net settle the agreements in cash or shares of PNMR common stock. Under a net cash settlement, under which no PNMR common stock would be issued, PNMR would receive net proceeds for a decrease in the market value of PNMR's common stock relative to the then-applicable forward sales price per share, or would owe cash in the event of an increase in the market value of PNMR common stock. Under a net share settlement, PNMR would not receive any cash proceeds and may be required to deliver a sufficient number of shares of PNMR common stock to satisfy its obligation to the forward purchasers. The number of shares to be delivered to the forward purchasers would be based on the increase in the PNMR's common stock price relative to the then-applicable forward sales price per share. The forward sale agreements meet the derivative scope exception requirements for contracts involving an entity's own equity. Until settlement of the forward sale agreements, PNMR’s EPS dilution resulting from the agreements, if any, will be determined using the treasury stock method, which will result in dilution during periods when the average market price of PNMR stock during the reporting period is higher than the applicable forward sales price as of the end of that period. As of March 31, 2023, no shares have been settled under the 2023 Forward Sale Agreements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 2, 2022, PNMR entered into two separate 20-month hedging agreements for $150.0 million and $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 2.65%. On May 20, 2022, PNMR entered into a third 19-month hedging agreement for $100.0 million to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 2.52%. On September 30, 2022, PNMR entered into two additional 15-month hedging agreements for $100.0 million each, totaling $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established fixed interest rates of 4.17% and 4.18%. On October 31, 2022, PNMR entered into two additional 14-month hedging agreements for $100.0 million each, totaling $200.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established fixed interest rates of 4.66% and 4.65%. On March 15, 2023, PNMR entered into an approximately 6-month hedging arrangement, effective March 17, 2023, for $150.0 million to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 4.57%. Also on March 15, 2023, PNMR entered into two separate 12-month hedging arrangements, effective January 1, 2024, for $150.0 million each, totaling $300.0 million to hedge an equal amount of its variable rate debt, whereby it effectively established fixed interest rate of 3.57% and 3.62%. On May 4, 2023, PNMR entered into three separate 12-month hedging arrangements, effective January 1, 2024, for $100.0 million each, totaling $300.0 million to hedge an equal part of its variable rate debt, whereby it effectively established fixed interest rates of 3.32%, 3.32%, and 3.38%. All of these hedging agreements establish the fixed rate indicated for the indicated amount of variable rate debt, above which a customary spread over SOFR is applied, which is subject to change if there is a change in PNMR's credit rating.

These hedge agreements are accounted for as cash flow hedges. The fair value of these hedges was a gain of $8.7 million at March 31, 2023, $8.4 million of which is included in Other current assets and $0.3 million of which is included in Other deferred charges on the Condensed Consolidated Balance Sheets. The fair value was determined using Level 2 inputs under GAAP, including using forward SOFR curves under the mid-market convention to discount cash flows over the remaining term of the agreements.

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

At March 31, 2023, variable interest rates were 5.84% on the PNMR 2021 Delayed-Draw Term Loan that matures in May 2025 and 5.60% on the PNM 2022 Delayed-Draw Term Loan that matures in February 2024.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. On May 20, 2022, both PNMR and PNM extended the facilities to October 31, 2024 with two one-year extension options that, if exercised, would extend the maturity through October 2026, subject to approval by a majority of the lenders. On January 26, 2023 PNMR and PNM exercised one of the one-year extension options in their respective agreements, extending their maturities through October 2025; provided that, effective November 1, 2024, the capacity of the PNMR Revolving Credit Facility will adjust to $285.0 million and the PNM Revolving Credit Facility will adjust to $380.0 million because one lender in each facility did not agree to the one-year extension through October 2025. Also on May 20, 2022, the $40.0 million PNM New Mexico Credit Facility was extended to May 20, 2026. On March 11, 2022, the TNMP Revolving Credit Facility, with a capacity of $75.0 million secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds was amended to extend the maturity to September 23, 2024, with two one-year extension options that, if exercised, would extend the maturity to September 2026, subject to approval by a majority of the lenders. The amended TNMP Revolving Credit Facility also contained an accordion feature that would allow TNMP to increase the size of the revolver from $75.0 million to $100.0 million, subject to certain conditions. On May 13, 2022, TNMP exercised the accordion feature and increased the capacity of the TNMP Revolving Credit Facility to $100.0 million, secured by $100.0 million aggregate principal amount of TNMP first mortgage bonds. On January 26, 2023, TNMP exercised one of the one-year extension options on its credit facility, which extended the maturity to September 23, 2025. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-term debt outstanding consists of:

	March 31,	December 31,
Short-term Debt	2023	2022
	(In thousands)
PNM:
PNM Revolving Credit Facility	$170,900	$145,900
PNM New Mexico Credit Facility	40,000	40,000
	210,900	185,900

TNMP Revolving Credit Facility	100,000	36,700

PNMR Revolving Credit Facility	98,500	9,400
	$409,400	$232,000

At March 31, 2023, the weighted average interest rates were 6.14% for the PNM Revolving Credit Facility, 6.11% for the PNM New Mexico Credit Facility, 5.71% for the TNMP Revolving Credit Facility, and 6.38% for the PNMR Revolving Credit Facility.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at March 31, 2023 that reduce the available capacity under their respective revolving credit facilities. PNMR also had $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of March 31, 2023, PNM, TNMP, and PNMR Development had zero, $14.2 million, and $6.2 million in intercompany borrowings from PNMR. As of December 31, 2022, neither PNM, TNMP, nor PNMR Development had any intercompany borrowings from PNMR. PNMR had zero and $5.3 million in intercompany borrowings from PNMR Development at March 31, 2023 and December 31, 2022.

The Company’s debt arrangements have various maturities and expiration dates. PNM has $55.0 million of SUNs that mature in May 2023 and $130.0 million of PCRBs that have a mandatory put in June 2023. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

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

Additional information concerning pension and OPEB plans is contained in Note 11 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K. Annual net periodic benefit cost for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year. Differences between TNMP's annual net periodic costs (income) and amounts included in its regulated rates are deferred to regulatory assets or liabilities, for recovery or refund in future rate proceedings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2023	2022	2023	2022	2023	2022
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$2	$—	$—
Interest cost	5,913	4,214	676	479	135	90
Expected return on plan assets	(7,299)	(7,141)	(1,243)	(1,088)	—	—
Amortization of net loss	2,646	3,949	—	—	38	82
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$1,260	$1,022	$(567)	$(607)	$173	$172

PNM did not make any contributions to its pension plan trust in the three months ended March 31, 2023 and 2022 and does not anticipate making any contributions to the pension plan in 2023 through 2026 based on current law, funding requirements, and estimates of portfolio performance. In 2027 PNM does anticipate making a contribution of $0.4 million based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.8%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the three months ended March 31, 2023 and 2022, however, a portion of the disbursements attributable to the OPEB trust is paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were $0.8 million and $0.9 million for the three months ended March 31, 2023 and 2022. These payments are expected to total $0.2 million in 2023 and $9.0 million for 2024-2027. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.1 million and $0.4 million in the three months ended March 31, 2023 and 2022 and are expected to total $1.3 million during 2023 and $4.5 million for 2024-2027.

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2023	2022	2023	2022	2023	2022
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$5	$9	$—	$—
Interest cost	601	430	106	77	3	3
Expected return on plan assets	(674)	(618)	(120)	(104)	—	—
Amortization of net (gain) loss	110	233	(190)	(130)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$37	$45	$(199)	$(148)	$3	$3
TNMP did not make any contributions to its pension plan trust in the three months ended March 31, 2023 and 2022 and does not anticipate making any contributions to the pension plan in 2023 through 2027 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.8%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three months ended March 31, 2023 and 2022 and does not expect to make contributions to the OPEB trust during

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the period 2023-2027. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero in the three months ended March 31, 2023 and 2022 and are expected to total $0.1 million during 2023 and $0.2 million in 2024-2027.

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

Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high-level waste from PVNGS. In August 2014, APS and the DOE entered into a settlement agreement that established a process for the payment of claims for costs incurred through December 31, 2019. APS has accepted the DOE's extensions of the settlement agreement for recovery of costs incurred through December 31, 2025. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. PNM records estimated claims on a quarterly basis. The benefit from the claims is passed through to customers under the FPPAC to the extent applicable to NMPRC regulated operations.

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At March 31, 2023 and December 31, 2022, PNM had a liability for interim storage costs of $11.6 million and $12.0 million, which is included in other deferred credits.

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

The Energy Transition Act

New Mexico state law Senate Bill 489, known as the Energy Transition Act (“ETA”) became effective as of June 14, 2019 and sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also allows for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to review and approve utilities’ annual renewable portfolio plans to ensure compliance with the RPS. The ETA also directs the New Mexico Environmental Improvement Board to adopt standards of performance that limit CO2 emissions to no more than 1,100 lbs. per MWh beginning January 1, 2023 for new or existing coal-fired EGUs with original installed capacities exceeding 300 MW.

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

In 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. In 2019, EPA finalized the draft guidance that was previously released as a companion to the regional haze rule revisions, and EPA clarified that guidance in a memorandum issued in 2021. SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM retired its share of SJGS in 2022. On April 7, 2022, EPA announced its intent to make findings by August 31, 2022 of the states that have failed to submit regional haze implementation plans for the second planning period and directed states to file their plans by August 15, 2022 to avoid inclusion in that finding. Despite that announcement, on April 13, 2022, four environmental groups sued EPA in the U.S. District Court for the Northern District of California seeking to compel EPA to issue a finding that 34 states failed to submit regional haze SIPs for the second planning period. On August 30, 2022, EPA published in the Federal Register an official "Finding of Failure to Submit" for states, including New Mexico, that have not yet submitted a round 2 regional haze SIP. This action by EPA starts a 2-year clock for it to issue a Federal Implementation Plan (FIP). NMED’s current timeline indicates the proposed SIP will be submitted to EPA by October 2023.

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

On October 29, 2021, the US Supreme Court granted four petitions for writs of certiorari of the D.C. Circuit's decisions, and on June 30, 2022, the US Supreme Court held that the "generation shifting" approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether Section 111 of the CAA only

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
authorizes EPA to require measures that can be implemented entirely within the fenceline at an individual source. Of broader significance in administrative law, the Court expressly invoked the major question doctrine as a basis for rejecting EPA's statutory interpretation. The basic principle of the major question doctrine is that, if an agency seeks to decide an issue of "vast economic or political significance," its action must be supported by clear statutory authorization. In cases where there is no authority, courts need not defer to the agency's statutory interpretation. The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agencies' authority may be limited based upon similar reasoning.

The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that the Biden Administration is unlikely to finalize the revisions proposed in 2018 and that reconsideration of the rule has concluded.

EPA has commenced the rulemaking process under section 111 to establish new emission guidelines for CO2 emissions from existing power plants. The agency indicates that it plans to publish a draft rule in Spring 2023 and promulgating a final rule by Summer 2024.

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

Ozone Standard – In 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 parts per billion. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. On July 13, 2020, EPA proposed to retain the existing ozone NAAQS based on a review of the full body of currently available scientific evidence and exposure/risk information. EPA finalized its decision to retain the ozone NAAQS in a notice published on December 31, 2020, making it immediately effective. The Center for Biological Diversity filed a lawsuit on February 25, 2021, challenging the decision to retain the existing ozone standard. In response to lawsuits brought by states and environmental groups, on October 29, 2021, EPA filed a motion in the DC Circuit indicating it will reconsider the 2020 ozone NAAQS. In April 2022, EPA released an External Review Draft Policy Assessment for the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reconsideration of the ozone NAAQS, in which EPA Staff recommended that EPA retain the existing primary and secondary ozone NAAQS. On March 15, 2023, EPA published an updated draft policy assessment and indicated the revised assessment is being developed for consideration by the EPA Administrator in reaching a decision on the reconsideration of the December 2020 decision to retain the existing ozone NAAQS. The EPA anticipates issuing a proposed decision in this reconsideration in Spring 2024.

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

In 2019, EPA issued findings that several states, including New Mexico, had failed to submit interstate transport SIPs for the 2015 8-hour ozone NAAQS. In response, NMED published the Public Review Draft of the New Mexico 2013 NAAQS Good Neighbor SIP that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard. On March 15, 2023, EPA Administrator Regan signed a final action indicating that an updated analysis suggests New Mexico may be significantly contributing to one or more nonattainment or maintenance areas. The action, which has not yet been published does not make any final determinations with respect to the state but indicates EPA intends to address New Mexico’s interstate transport obligations in a subsequent action.

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

On January 27, 2023, EPA published in the Federal Register a proposal to lower the annual fine PM standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine particulate matter standard, the daily coarse particulate matter standard, and the secondary PM standards. Although the proposal focuses on the range of 9-10 µg/m3, EPA requests comment on a range between 8-11 µg/m3, but that range does not include the current annual standard of 12 µg/m3, indicating EPA will not consider retaining the current standard. Comments on the proposal were due on or before March 28, 2023. EPA’s current regulatory agenda indicates EPA plans to finalize the proposal in August 2023. PNM cannot predict the impacts of the outcome of future rulemaking.

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

In 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit. The permit did not contain conditions related to the cooling water intake structure rule, as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. Several environmental groups filed a petition for review with EPA’s Environmental Appeals Board ("EAB") concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised ELG, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the EAB. EAB thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit in 2019. The permit was once again appealed to the EAB and was stayed before the effective date. Oral argument was heard on September 3, 2020. The EAB issued an order denying the petition for review on September 30, 2020. The denial was based on the EAB's determination that the petitioners had failed to demonstrate that review of the permit was warranted on any of the grounds presented in the petition. Thereafter, the Regional Administrator of the EPA signed a notice of final permit decision, and the NPDES permit was issued on November 9, 2020. The permit became effective December 1, 2020 and will expire on November 30, 2025. On January 22, 2021, the environmental groups filed a petition for review of the EAB's decision with the U.S. Court of Appeals for the Ninth Circuit. The September 2019 permit remains in effect pending this appeal. On March 21, 2022, EPA provided notice in the Federal Register of a proposed settlement agreement with the environmental groups. The parties subsequently executed the settlement agreement as of May 2, 2022. Under the settlement, the associated case was administratively closed through September 6, 2023, during which time a third-party consultant will spend 12 months sampling discharges from Four Corners and EPA will spend three months completing an analysis. PNM cannot predict whether the analysis to be conducted under the settlement agreement will result in changes to the NPDES permit but does not anticipate that it will have a material impact on PNM’s financial position, results of operations, or cash flows.

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

In 2017, EPA published a final rule for postponement of certain compliance dates. The rule postponed the earliest date on which compliance with the ELG for these waste streams would be required from November 1, 2018 until November 1, 2020. In 2019, EPA published a proposed rule revising the original ELG while maintaining the compliance dates. In 2020, EPA published in the Federal Register the final Steam Electric ELG and standards for the Steam Electric Power Generating Point Source Category, revising the final 2015 guidelines for both flue gas desulfurization wastewater and bottom ash transport water. The rule requires compliance with new limits as soon as possible on or after October 13, 2021, but no later than December 31, 2025.

On August 3, 2021, EPA published notice that it will undertake a supplemental rulemaking to revise the ELG after completing its review of the rules reconsidered in 2020. As part of this process, EPA will determine whether more stringent limitations and standards are appropriate. On March 8, 2023, EPA released the pre-publication version of its proposed ELG Rule. The proposed rule includes stricter limitations on bottom ash transport water, flue gas desulfurization, and coal combustion residual leachate. Also included are flexibilities for coal-powered facilities that will soon decommission or repower. With this proposed rule EPA has extended the date of decommissioning or repowering from December 31, 2028, to December 31, 2032. Comments are due 60 days after publication in the Federal Register.

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

PNM submitted work plans to NMED in January 2021 for review and approval. In December 2021, NMED approved both workplans and work activities were completed by the end of 2022 and a report was submitted to the NMED in the first quarter of 2023.

Groundwater sampling for the abatement plan’s first semiannual work commenced at the beginning of March 2023 and was completed in April 2023. The associated report is anticipated to be completed by June 2023. The work plan for the 2023 CAF work is currently under development.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Since promulgating its Phase Two proposal, EPA has finalized two other rules addressing various CCR rule provisions. In 2019, EPA promulgated its proposed Holistic Approach to Closure Part A ("Part A"), which proposed a new deadline of August 31, 2020, for companies to initiate closure of unlined CCR impoundments. In accordance with the DC Circuit Court of Appeals’ vacatur of portions of the CCR Rule, Part A also proposed changing the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”. In addition, Part A delineated a process for owners/operators to submit requests for alternative closure deadlines based on lack of alternate disposal capacity. EPA issued the final Part A, which became effective on September 28, 2020. This rule finalized the classification of soil-lined and clay-lined surface impoundments as unlined, thus, triggering closure or retrofit requirements for those impoundments. The final Part A also gave operators of unlined impoundments until April 11, 2021 to cease receipt of waste at these units and initiate closure.

In 2020, EPA issued the proposed Holistic Approach to Closure Part B ("Part B"), which delineated the process for owners/operators to submit alternate liner demonstrations for clay-lined surface impoundments that could otherwise meet applicable requirements. Part B also proposed regulations addressing beneficial use for closure of surface impoundments. EPA issued the final Part B rule, which became effective on December 14, 2020. This rule did not include beneficial use of CCR for closure, which EPA explains will be addressed in subsequent rulemaking actions. EPA intends to issue several other rulemakings covering legacy ponds and finalizing parts of previously proposed rules, including a final rule in August 2023 on remaining Part B issues regarding closure options and annual reporting.

In 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. Per the Fall 2022 Regulatory Agenda EPA will issue a final rule in August 2023. EPA is coordinating with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of EPA’s rule making activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

Other Commitments and Contingencies
Coal Supply

SJGS

The Coal requirements for SJGS were supplied by WSJ LLC. Pricing under the SJGS CSA was primarily fixed, with adjustments to reflect changes in general inflation. Substantially all of SJGS's coal costs were passed through the FPPAC. See additional discussion of PNM’s SJGS Abandonment Application and summer peak resource adequacy in Note 12. See additional discussion of the SJGS CSA in Note 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K

Four Corners

APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under the Four Corners CSA that expires in 2031. The coal comes from reserves located within the Navajo Nation. The contract provides for pricing adjustments over its term based on economic indices. PNM's share of the coal costs is being recovered

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
through the FPPAC. In connection with the exit of Four Corners, PNM would make payments totaling $75.0 million to NTEC for relief from its obligations under the coal supply agreements for Four Corners after December 31, 2024. PNM is not proposing to recover the $75.0 million from ratepayers and, if approved, would not be recovered through the FPPAC. See Note 12 for additional information on PNM's Four Corners Abandonment Application. See additional discussion of the Four Corners CSA in Note 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

Coal Mine Reclamation

As indicated under Coal Combustion Residuals Waste Disposal above, SJGS disposed of CCRs in the surface mine pits adjacent to the plant and Four Corners disposes of CCRs in ponds and dry storage areas.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. PNM and Westmoreland have entered into an agreement under which mine reclamation services for SJGS would be provided. In 2020, a mine reclamation cost study was completed for the mine that serves SJGS. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation.

A coal mine reclamation study for the mine that serves Four Corners was issued in 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. As discussed in Note 12, PNM remains responsible for its share of costs associated with mine reclamation under the Four Corners Purchase and Sale Agreement with NTEC. Under the agreement NTEC and PNM would complete a reclamation study in 2024 providing the final mine reclamation cost estimate on the date of ownership transfer. PNM will make its final reclamation payment to NTEC based on the reclamation study in 2024 and will have no further obligations regarding the mine reclamation after 2024. PNM determined that events and circumstances regarding Four Corners, including the Four Corners Purchase and Sale Agreement with NTEC and the Four Corners Abandonment Application and subsequent appeal of the NMPRC decision, indicated that it is more likely than not that PNM’s share of Four Corners coal mine reclamation obligation would be settled in 2024, rather than 2031.

Based on the most recent estimates, PNM’s remaining payments as of March 31, 2023 for mine reclamation, in future dollars, are estimated to be $64.5 million for the surface mines at both SJGS and Four Corners and $33.3 million for the underground mine at SJGS. At March 31, 2023 and December 31, 2022, liabilities, in current dollars, of $59.8 million and $62.6 million for surface mine reclamation and $28.4 million and $28.2 million for underground mine reclamation were recorded in other deferred credits.

The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. PNM funded $10.0 million in 2022 and, based on PNM’s reclamation trust fund balance at March 31, 2023, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be zero in each of the years from 2023 through 2025.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.4 million in 2022, and anticipates providing additional funding of $2.1 million in each of the years from 2023 through 2025. As discussed above, under the terms of the Four Corners Purchase and Sale Agreement with NTEC, PNM will make its final reclamation payment to NTEC based on the reclamation study in 2024 and will have no further obligations regarding the mine reclamation.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with certain mining permits relating to the operation of the San Juan mine, Westmoreland was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of Westmoreland, PNMR entered into the WFB LOC Facility under which letters of credit aggregating $30.3 million have been issued.

SJGS Decommissioning

On November 9, 2021, the San Juan County Commission approved the Coal-Fired Electricity Generating Facility Demolition and Remediation Ordinance (“Ordinance 121”), requiring the full demolition of SJGS upon its complete and permanent closure. Ordinance 121 required the SJGS owners to submit a proposed demolition and remediation plan no later than three months after SJGS was retired. The SJGS owners submitted the decommissioning and remediation plan on December 28, 2022. In connection with restructuring of the SJGS ownership on December 31, 2017, PNM and the other SJGS owners entered into the San Juan Decommissioning and Trust Funds Agreement, which requires PNM to fund its ownership share of final decommissioning costs into an irrevocable trust. Under the agreement, PNM made an initial funding of $14.7 million in December 2022. The amount and timing of additional trust funding is subject to revised decommissioning cost studies and agreement among the SJGS owners. PNM has posted a surety bond in the amount of $46.0 million in connection with certain environmental decommissioning obligations and must maintain the bond or other financial assurance until those obligations are satisfied. The surety bond only represents a liability if PNM fails to deliver on its contractual liability. For information regarding the impact of Ordinance 121 on PNM’s SJGS decommissioning ARO see Note 15 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

PNM records its share of the SJGS decommissioning obligation as an ARO on its Condensed Consolidated Balance Sheets. Studies on the decommissioning costs of SJGS are performed periodically and revisions to the ARO liability are recorded. In the third quarter of 2022, a new decommissioning cost study was completed, which required PNM to remeasure its SJGS decommissioning ARO. The new study resulted in an estimated decrease to PNM’s share of the decommissioning obligation of $21.1 million, which was recorded in September 2022. Additional information concerning the Company's SJGS decommissioning ARO is contained in Note 15 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

PVNGS Liability and Insurance Matters

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. In accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $13.7 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers. The remaining $13.2 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s current interest in each of the three PVNGS units, PNM's maximum potential retrospective premium assessment per incident for all three units is $31.2 million, with a maximum annual payment limitation of $4.7 million, to be adjusted periodically for inflation.

The PVNGS participants maintain insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.8 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). The primary policy offered by NEIL contains a sublimit of $2.25 billion for non-nuclear property damage. If NEIL’s losses in any policy year exceed accumulated funds, PNM is subject to retrospective premium adjustments of $5.1 million. The insurance coverages discussed in this and the previous paragraph are subject to certain policy conditions, sublimits, and exclusions.

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

In 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested. The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. PNM filed a condemnation action in the NM District Court regarding the approximately 15.49 acres of land at issue. The allottees filed a separate complaint against PNM for federal trespass. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM filed a motion for reconsideration of this ruling, which was denied. In 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. Both matters have been consolidated. Oral argument before the Tenth Circuit was heard on January 17, 2017. In 2017, the Tenth Circuit affirmed the district court. PNM filed a motion for reconsideration en banc with the Tenth Circuit, which was denied. The NM District Court stayed the case based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. PNM filed its petition for writ of certiorari with the US Supreme Court, which was denied. The underlying litigation continues in the NM District Court. In 2019, several individual allottees filed a motion for partial summary judgment on the issue of trespass. The Court held a hearing on the motion on June 18, 2019 and took the motion under advisement. In the fourth quarter of 2022, the parties executed a settlement agreement and the court, after a hearing on the matter, entered the stipulated order. The court has retained jurisdiction to ensure compliance with the settlement agreement. Under the settlement agreement, PNM made payments of $1.5 million to the landowners.

Texas Winter Storm

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. Various regulatory and governmental entities are conducting, or have announced they may conduct, inquiries, investigations and other reviews of the Texas winter storm event. Entities that have announced that they plan to conduct or are conducting such inquiries, investigations and other reviews include FERC, NERC, Texas Reliability Entity Inc., ERCOT, the Texas Legislature, the Texas Attorney General, the PUCT, and the Galveston County District Attorney. Numerous lawsuits have been filed against various market participants relating to the power outages resulting from the Texas winter storm. TNMP has been named in 22 suits, some not in its service territory, asserting personal injury, wrongful death, and/or property damage. TNMP intends to vigorously defend itself against any claims that might be raised. Additionally, TNMP deferred bad debt expense from defaulting REPs to a regulatory asset which totaled $0.8 million at both March 31, 2023 and December 31, 2022, and will seek recovery in a general rate case. At this time, the Company cannot predict the outcome of such matters or the impact on the ERCOT market.

(12)   Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

PNMR

Merger Regulatory Proceedings

On October 20, 2020, PNMR, Avangrid, and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. Among other conditions, consummation of the Merger is subject to receipt of all required regulatory approvals. In 2021, five federal agencies and the PUCT completed their reviews and approved the Merger, with the NMPRC as the only regulatory agency yet to approve the Merger. The original application before the NMPRC was filed in November 2020. For additional information on the Merger regulatory proceedings, including supplemental regulatory filings that were required due to the Merger Agreement being amended in January 2022 and April 2023, see Note 17.

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
•Rate adjustments to resolve revenue deficiencies, including:
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

On December 14, 2022, the NMPRC suspended PNM’s advice notice in the case for a period of nine months and appointed hearing examiners. On January 6, 2023, the hearing examiners issued an order setting out a procedural schedule with a hearing to begin June 20, 2023. On February 3, 2023, the hearing examiners issued a recommended decision recommending extension of the statutory suspension period until January 4, 2024, which was adopted by the NMPRC on March 1, 2023. On March 10, 2023, the NMAG and WRA filed a motion for declaratory order with the NMPRC requesting that the NMPRC find that PNM no longer has legal authority to issue ETA bonds because the issuance of the bonds so far from the time of abandonment was not authorized by the Financing Order. On March 27, 2023, PNM filed a motion requesting the NMPRC dismiss or remove issues related to Four Corners regarding prudence for lack of jurisdiction because the matter is on appeal at the NM Supreme Court. On April 7, 2023, the hearing examiners issued an order vacating the remainder of the January 6, 2023 procedural order and set a new procedural schedule with a hearing to begin September 5, 2023.

On January 3, 2023, a joint motion and brief for accounting order was filed with the NMPRC. NM AREA, Staff, WRA, Bernalillo County, NEE, and CCAE (the “Joint Movants”) jointly filed the motion which asked that the NMPRC issue an accounting order for the purpose of requiring PNM to create a regulatory liability to track the costs associated with the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
retirement of SJGS which are currently embedded in base rates. The Joint Movants requested that the NMPRC order PNM to track all costs associated with the running and management of SJGS totaling $98.3 million annually and requested that the accounting order require PNM to create a regulatory liability to track the SJGS costs from the time Unit 1 and Unit 4 were abandoned, July 1, 2022, and October 1, 2022, respectively, until the date new rates are put into effect, and for any other relief the NMPRC deems is just and reasonable. On February 3, 2023, the hearing examiners issued an order requiring PNM to create a pure accounting order regulatory liability that tracks cost of SJGS which are currently embedded in base rates. On February 6, 2023, PNM filed a motion to permit interlocutory appeal of the hearing examiners order requiring PNM to create a pure accounting order regulatory liability. On February 10, 2023, the hearing examiners issued an order denying PNM’s interlocutory appeal and clarified that the accounting order only required PNM to track the costs of SJGS. On February 14, 2023, NM AREA, Staff, WRA, ABCWUA, and CCAE filed a joint motion for clarification of the hearing examiners accounting order. On April 6, 2023, PNM filed a motion requesting the NMPRC dismiss or remove issues related to the SJGS show cause order for lack of jurisdiction because the matter is on appeal at the NM Supreme Court. For additional discussion on the retirement of SJGS and the associated accounting impacts see SJGS Abandonment Application discussion below. PNM is unable to predict the outcome of this matter.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 11 MW
•Solar distributed generation, aggregating 250.1 MW at March 31, 2023, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2023 renewable energy procurement plan, which became effective on January 1, 2023, PNM proposed to collect $61.0 million for the year. PNM recorded revenues from the rider of $18.6 million and $14.5 million in the three months ended March 31, 2023 and 2022.

Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. On March 31, 2023, PNM filed an affidavit that provides documentation that PNM’s ROE for 2022 was 10.173%, exceeding a 10.075% return (9.575% allowed ROE plus 0.5%). PNM will refund the excess to customers effective May 1, 2023.

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

On April 17, 2023, PNM filed an application for energy efficiency and load management programs to be offered in 2024, 2025, and 2026 (the "2024 Plan"). The 2024 Plan proposes to continue ten existing energy efficiency programs with modification and a total annual budget of $34.5 million in 2024, $35.4 million in 2025, and $36.5 million in 2026. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget and a sliding scale that provides additional incentive for additional energy saved as a percentage of program cost, up to the maximum allowed by the energy efficiency rule which for PNM is 10.73%. On April 26, 2023, the NMPRC appointed a hearing examiner. PNM is unable to predict the outcome of this matter.

2020 Decoupling Petition

As discussed above, the legislature amended the EUEA to, among other things, include a decoupling mechanism for disincentives. On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. On July 13, 2020, NEE, ABCWUA, the City of Albuquerque, and Bernalillo County filed motions to dismiss the petition on the grounds that approving PNM’s proposed rate adjustment mechanism outside of a general rate case would result in retroactive ratemaking and piecemeal ratemaking. The motions to dismiss also alleged that PNM’s proposed rate adjustment mechanism is inconsistent with the EUEA. On October 2, 2020, PNM requested an order to vacate the public hearing, scheduled to begin October 13, 2020, and staying the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the hearing examiner approved PNM's request to stay the proceeding and vacate the public hearing and required PNM to file a petition for declaratory order by October 30, 2020. On October 30, 2020, PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On November 4, 2020, ABCWUA and Bernalillo County jointly filed a competing petition asking the NMPRC to issue a declaratory order on the EUEA’s requirements related to disincentives. On November 24, 2020, the NMAG requested that the NMPRC deny both petitions for declaratory orders and instead address disincentives under the EUEA in a rulemaking. On March 17, 2021, the NMPRC issued an order granting the petitions for declaratory order, commencing a declaratory order proceeding to address the petitions, denying the NMAG’s request to initiate a rulemaking, and appointing a hearing examiner to preside over the declaratory order proceeding.

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

FPPAC Continuation Application

NMPRC rules require public utilities to file an application to continue using their FPPAC every four years. On June 17, 2022, PNM filed the required continuation application and requested that its FPPAC be continued without modification. On July 21, 2022, the NMPRC issued an order requiring Staff to file a response to PNM's application and set certain procedural dates. On August 4, 2022, Staff filed a response to PNM's application stating that while PNM’s filing demonstrates that PNM’s FPPAC meets the requirements of NMPRC rules, it would support a hearing if the NMPRC desires one. On January 27, 2023, the hearing examiner issued a recommended decision recommending that the FPPAC Continuation Application be consolidated into the 2024 Rate Change and on March 1, 2023, the NMPRC issued an order adopting the hearing examiner's recommended decision. The FPPAC Continuation Application is now consolidated into the 2024 Rate Change and the procedural schedule for this matter was vacated.

Integrated Resource Plans

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. On September 14, 2022, the NMPRC adopted revisions to the IRP Rule. The final order revamps and modernizes the planning process to accommodate increased stakeholder involvement. The IRP Rule establishes a collaborative facilitated process for a utility and stakeholders to agree on a statement of need for potential new or additional resources, as well as an action plan to guide procurement or development of resources to meet the stated need. A most-cost-effective portfolio of resources shall be derived from the statement of need analysis. The statement of need and action plan must be accepted before the utility begins the resource solicitation process pursuant to the IRP Rule. Following acceptance of the statement of need and action plan, a utility will provide the NMPRC and intervenors drafts of the request for proposals (“RFP”) and a timeline for issuing, receiving, evaluating, and ranking bids. The NMPRC will then appoint an Independent Monitor (“IM”) to oversee the RFP process, which allows for parties and the IM to comment on the RFP consistency with the IRP, after which the utility issues the RFP. Within 75 days of receiving bids the utility shall provide the IM with results including pricing and non-price evaluation criteria, ranking of bids, chosen portfolio and alternatives that also meet the needs; the IM then rules on the fairness of the RFP execution. Acceptance of the statement of need and action plan will not constitute a finding of prudency or pre-approval of costs associated with the additional resources. Following the RFP and IM processes, the utility may apply approvals, and any costs incurred to implement the action plan will be considered in a general rate case and/or resource acquisition proceeding. On October 14, 2022, PNM and other investor-owned utilities filed motions for rehearing with the NMPRC. On October 26, 2022, the NMPRC issued an order partially granting and partially denying certain aspects of PNM's and the other investor-owned utilities' motions for rehearing. On November 2, 2022, the NMPRC adopted an amended IRP Rule. On December 2, 2022, PNM filed an appeal with the NM Supreme Court and on January 3, 2023, PNM and two other investor-owned utilities filed statements of issues with the NM Supreme Court. Among other things, the investor-owned utilities question whether the IRP Rule exceeds the NMPRC authority by imposing unauthorized requirements on utilities and extending NMPRC jurisdictional through over-broad interpretation of the statutes and state that the IRP Rule is contrary to law in its provisions for NMPRC regulation of a utility’s resource procurement decision-making. PNM cannot predict the outcome of this matter.

2023 IRP

On March 1, 2023, the NMPRC issued an order granting PNM’s Motion for Extension of time to file its 2023 IRP until December 15, 2023, and the deadline for commencing the facilitated stakeholder process was extended until June 15, 2023.

Abandonment Applications made under the ETA

As discussed in Note 11, the ETA provides for a transition from fossil-fueled generating resources to renewable and carbon-free resources by allowing utilities to issue energy transition bonds related to the retirement of certain coal-fired generating facilities, to qualified investors.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SJGS Abandonment Application

In 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application sought NMPRC approval to retire PNM’s share of SJGS after the coal supply and participation agreements end in 2022, for approval of replacement resources, and for the issuance of approximately $361 million of energy transition bonds (the “Securitized Bonds”). PNM’s request for the issuance of Securitized Bonds included approximately $283 million of forecasted undepreciated investments in SJGS at June 30, 2022, an estimated $28.6 million for plant decommissioning and coal mine reclamation costs, approximately $9.6 million in upfront financing costs, and approximately $20.0 million for job training and severance costs for affected employees. Proceeds from the Securitized Bonds would also be used to fund approximately $19.8 million for economic development in the Four Corners area. The NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing, and the other addressing replacement resources.

In 2020, the NMPRC approved PNM’s proposed abandonment of SJGS, subject to approval of replacement resources, and approved PNM’s proposed financing order to issue Securitized Bonds up to $361 million and establish a rate rider to collect non-bypassable customer charges for repayment of the bonds, subject to bi-annual adjustments (the "Energy Transition Charge").  The NMPRC authorized an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. The NMPRC also granted PNM authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, economic development, and workforce training. In addition, the NMPRC authorized PNM to record regulatory assets for certain other abandonment costs that are not specifically addressed under the provisions of the ETA to preserve its ability to recover the costs in a future general rate case, but the authority only extends to the deferral of the costs and is not approval of any ratemaking treatment. Later that year, the NMPRC authorized replacement resource for 650 MW of solar PPAs and 300 MW of battery storage.

On February 28, 2022, WRA and CCAE filed a joint motion for order to show cause and enforce financing order and supporting brief, which requested that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS was abandoned. The NMPRC issued an order appointing hearing examiners to conduct a hearing and to issue a recommended decision to address the issues raised by the motion.

On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order that would require PNM to:

•Revise its rates to remove all of the costs of SJGS Unit 1 by issuing rate credits of $21.1 million on an annual basis, to customers by July 1, 2022
•Revise its rates again, to remove all costs of SJGS Unit 1, Unit 4, and common facilities by increasing the rate credits to $98.3 million on an annual basis, by October 1, 2022
•Transfer payments due and owing to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund within 30 days of the abandonment of SJGS Unit 1
•Include (in its next rate case application) an explanation and defense of the prudence in the timing of the issuance of Securitized Bonds beyond the abandonment dates and what actions were taken to protect customers from interest rate increases occurring as well as the continued marketability of the Securitized Bonds issued

On June 29, 2022, the NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. The additions to the final order include requirements for PNM file a report, no later than October 15, 2022, that contains a record of all of its costs incurred in the show cause proceeding so that the prudence of those costs will be known and be subject to review in PNM's future rate case and that the prudency review shall include a compliance filing to enable a review of the prudence of PNM's decision to delay bond issuance beyond the dates of the SJGS abandonment. On June 29, 2022, PNM filed an Emergency Motion and Supporting Brief for Stay with the NMPRC, which was denied. On June 30, 2022, PNM filed a Notice of Appeal and an Emergency Motion for Partial Interim Stay of the NMPRC's Final Order with the NM Supreme Court. Subsequently, on July 25, 2022, PNM filed another emergency motion seeking an immediate and ongoing stay from the NM Supreme Court for the pendency of the appeal. In the interim, PNM began issuing rate credits effective July 31, 2022, and PNM made payments totaling $19.8 million to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund. On September 2, 2022, the NM Supreme Court issued an order granting PNM's July 25, 2022 motion for partial stay and as a result PNM suspended issuing rate credits. On October 14, 2022,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM made its required compliance filing under the NMPRC's June 29, 2022 final order. On November 1, 2022, the NM Supreme Court issued an order continuing the partial stay of the rate credits during the pendency of the appeal. On November 15, 2022, PNM filed a supplemental compliance filing to its October 14, 2022 compliance filing. PNM cannot predict the outcome of this matter.

As required under GAAP, PNM evaluated the consequences of the NMPRC's June 29, 2022 order and the related NM Supreme Court appeal and order granting the stay, as well as the subsequent motions and the hearing examiners' accounting order filed in the 2024 Rate Change. Specifically, PNM assessed the likelihood PNM would be required to establish a regulatory liability for the benefit of the rate credits and the associated carrying charge during the pendency of the stay. These evaluations indicate that it is reasonably possible that PNM would be successful on the issues it was appealing and defending at the NMPRC, and therefore, no loss or regulatory liability has been recorded as of March 31, 2023. The amount of any such loss to be recorded would depend on the ultimate outcome of the appeal, however based on amounts currently included in base rates, discussed above, PNM estimates the potential loss as of March 31, 2023 to be $53.2 million.

Additional information concerning the SJGS Abandonment Application is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

Four Corners Abandonment Application

On November 1, 2020, PNM entered into the Four Corners Purchase and Sale Agreement with NTEC, pursuant to which PNM agreed to sell its 13% ownership interest (other than certain transmission assets) in Four Corners to NTEC. The sale is contingent upon NMPRC approval and is expected to close by the end of 2024. In connection with the sale, PNM would make payments of $75.0 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after December 31, 2024. Pursuant to the Four Corners Purchase and Sale Agreement, PNM would retain its current plant decommissioning and coal mine reclamation obligations. PNM made an initial payment to NTEC of $15.0 million in November 2020, subject to refund with interest upon termination of the Four Corners Purchase and Sale Agreement prior to closing. Under the terms of the Four Corners Purchase and Sale Agreement, upon receipt of the NMPRC approval, PNM is expected to make a final payment of $60.0 million.

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

On November 12, 2021, the hearing examiner issued a recommended decision recommending approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 15, 2021, the NMPRC issued a final order rejecting the hearing examiner's recommended decision and denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. In its order, the NMPRC concluded that PNM needed to conduct a review of the actual replacement resource portfolio and determined that the record was insufficient to determine the prudence of PNM’s investments in Four Corners. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application. On January 21, 2022, PNM filed its Statement of Issues outlining the arguments for appeal asserting, among other things, that the NMPRC misinterpreted and improperly applied the ETA in concluding that the NMPRC needed to review the actual replacement resource portfolio before authorizing abandonment and that the NMPRC improperly deferred the issue of prudence with respect to certain of PNM’s investments in Four Corners, where other parties were given the opportunity to present evidence and failed to demonstrate PNM was imprudent in its decisions. On March 24, 2022, PNM filed its Brief in Chief and answer briefs were filed on May 9, 2022. On June 17, 2022, PNM filed its Consolidated Reply Brief and on March 28, 2023, the NM Supreme Court heard oral arguments on the appeal.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
GAAP requires a loss be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2023, PNM evaluated the NMPRC order in the Four Corners Abandonment Application and determined it was reasonably possible that PNM would be successful in recovery of its undepreciated investment in a future proceeding. Therefore, no loss has been recorded.

The financial impact of an early exit of Four Corners and the NMPRC approval process is influenced by many factors outside of PNM’s control, including the overall political and economic conditions of New Mexico. See additional discussion of the ETA in Note 11. PNM cannot predict the outcome of these matters.

PVNGS Leased Interest Abandonment Application

On April 2, 2021, PNM filed the PVNGS Leased Interest Abandonment Application, an application for the sale and transfer of related assets, and approval to procure new resources. As discussed in Note 13, PNM had Leased Interest under five separate leases that were approved and certificated by the predecessor agency to the NMPRC in the 1980s. Four of the five leases for 104 MW of Leased Interest terminated in January 2023, while the remaining lease for 10 MW of Leased Interest terminates in January 2024. Associated with the Leased Interest are certain PNM-owned assets and nuclear fuel that are necessary for the ongoing operation and maintenance of the Leased Interest and integration of the Leased Interest generation to the transmission network. PNM determined that there will be net benefits to its customers to return the Leased Interest to the lessors in conformity with the leases, sell and transfer the related PNM-owned assets, and to replace the Leased Interest with new resources. In the application, PNM requested NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM also sought NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which has and will acquire the Leased Interest from the lessors upon termination of the existing leases. In addition, PNM sought NMPRC approval for a 150 MW solar PPA combined with a 40 MW battery storage agreement, and a stand-alone 100 MW battery storage agreement to replace the Leased Interest. To ensure system reliability and load needs are met in 2023, when a majority of the leases expire, PNM also requested NMPRC approval for a 300 MW solar PPA combined with a 150 MW battery storage agreement. PNM's application sought a six-month regulatory time frame.

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

On November 1, 2022, ABCWUA, Bernalillo County, CCAE, NEE, NM AREA, the NMAG, WRA, and Staff filed a joint motion for an accounting order to require PNM to track in a regulatory liability, all costs associated with the PVNGS Leased Interests that will be abandoned in January 2023 and January 2024 that are still being collected in rates, which PNM opposed. On November 18, 2022, the NMPRC issued its order on joint motion for an accounting order requiring PNM to establish a regulatory liability to track and account for, upon termination of the PVNGS leases, all costs currently borne by ratepayers associated with those leases during pendency of the 2024 Rate Change, subject to a determination of ratemaking treatment. In addition, PNM may establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases, and to record cost differences in the proceeds from SRP for the sale of the PVNGS Leased Assets and the actual book value. Recovery of these items will be determined in the 2024 Rate Change. In the 2024 Rate Change, PNM must also address unresolved issues including whether PNM’s decision to renew the five leases and repurchase 64.1 MW of PVNGS Unit 2 capacity exposed ratepayers to additional financial liability beyond that to which they would otherwise have been exposed, and whether PNM should be denied recovery of future decommissioning expenses as a remedy for imprudence. See 2024 Rate Change discussion above.

PNM evaluated the consequences of the NMPRC's November 18, 2022 accounting order, as required under GAAP, and whether it should establish a regulatory liability in 2023 to account for revenue collected from ratepayers during the pendency of the 2024 Rate Change. In addition, PNM evaluated whether it should establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases in January 2023 and 2024. Based on these evaluations PNM concluded that the accounting order was not tied to a specific rate order and does not change PNM's resources or obligations and those decisions will be determined in the 2024 Rate Change. Therefore, no loss or regulatory liability has been recorded as of March 31, 2023. The amount of any such loss to be recorded would depend on the ultimate outcome of the 2024 Rate Change, however based on amounts currently included in base rates, PNM estimates the potential loss as of March 31, 2023 to be $8.7 million. PNM does not consider a disallowance of all or part of the cost of the undepreciated leasehold improvements to be probable and reasonably estimable at this time, and in the first quarter of 2023 reclassified $88.2 million of undepreciated leasehold improvements, previously reflected in Net utility plant, to a deferred regulatory asset on PNMR's and PNM's Condensed Consolidated Balance Sheet at March 31, 2023.

The hearing on the two PPAs and three battery storage agreements was held on November 12 and 15, 2021 and December 3, 2021. On February 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC approve the 150 MW solar PPA combined with a 40 MW battery storage agreement, the stand-alone 100 MW battery storage agreement, and the 300 MW solar PPA combined with a 150 MW battery storage agreement. On February 16, 2022, the NMPRC adopted an order approving the recommended decision. On April 15, 2022, PNM made a compliance filing with the NMPRC in which it updated the NMPRC on the status of the PPAs and the battery storage agreements listed above. On June 16, 2022, PNM made a second compliance filing on the status of PPAs and battery storage agreements notifying the NMPRC that none of the developers of the two PPAs and three battery storage agreements have moved forward under the terms of the agreements approved by the NMPRC on February 16, 2022, and none of the replacement resource projects would be operational in 2023. All five projects will have significant delays and price increases as evidenced in the current alternative offers from the developers. PNM entered into amendments to the 300 MW solar PPA combined with a 150 MW battery storage agreement and proposed those amendments to the NMPRC for approval in a filing with the NMPRC on June 24, 2022. PNM determined the terms offered by the 150 MW solar PPA combined with a 40 MW battery storage agreement and the stand-alone 100 MW battery storage agreement are not satisfactory in comparison with other potential projects that might be utilized instead, and PNM did not support the proposed amendments to those agreements in the June 24, 2022 filing. No party filed objections following PNM's June 24, 2022 filing and pursuant to the NMPRC's February 16, 2022 order the 300 MW solar PPA combined with 150 MW battery storage agreement and the decision not to proceed with the other agreements, are deemed approved. On September 2, 2022, PNM entered into amendments to the 150 MW battery storage agreement to increase the capacity to 300 MW and proposed those amendments to the NMPRC for approval. On September 8, 2022, the NMPRC issued an order to extend the 10-day period for filing for an additional two days. No party filed objections within 12 days following PNM's September 2, 2022 filing and pursuant to the NMPRC's February 16, 2022 order the 300 MW solar battery storage agreement was deemed approved. PNM anticipates these facilities will be in service in 2024.

In addition to approval by the NMPRC, PNM and SRP received NRC approval for the transfer of the associated possessory licenses at the end of the term of each of the respective leases.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summer Peak Resource Adequacy

Throughout 2021, 2022 and continuing into 2023, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects. All four project developers had notified PNM that completion of the projects would be delayed and no longer available for most, if any of the 2022 summer peak load period. While PNM experienced a new system peak retail load of 2,139 MW on July 19, 2022, PNM’s generation resources performed sufficiently with no significant challenges to resource adequacy during the 2022 summer peak season.

PNM faces similar concerns in the summer of 2023 as a result of continued delays in the SJGS replacement resources as well as delays in replacement resources for the PVNGS leased capacity that expired in January 2023. As discussed above, PNM has made a number of compliance filings with the NMPRC on the status of the SJGS and PVNGS leased capacity interest replacement resources. On January 30, 2023, PNM informed the NMPRC that it had provided written notice to one of the SJGS replacement resource developers for 100 MW solar PPA and a 30 MW battery storage agreement of an event of seller default and of early termination and as a result the project would not proceed. In the second half of 2022 and the first quarter of 2023, PNM entered into agreements totaling 420 MW of firm power purchases for the summer peak in 2023 and the purchase of 40 MW of firm capacity at PVNGS for all twelve months of 2023, providing PNM with a projected system reserve margin with a range of approximately 11.0% to 16.0% for the 2023 summer peak period. PNM continues to evaluate other potential firm power agreements with various providers, as well as all potential short-term resource options to address these resource adequacy concerns. PNM is unable to predict the outcome of this matter.

Grid Modernization Application

On October 3, 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM's application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. PNM's application requested NMPRC approval by July 1, 2023 for PNM's grid modernization plan in addition to approval of PNM's proposed Grid Modernization Rider by September 1, 2023. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Application. PNM also requested authorization to create related regulatory assets and liabilities, permitting PNM to record costs incurred for the development and implementation of PNM’s plan between the requested approval of the application on July 1, 2023, and the implementation of the Grid Modernization Rider by September 1, 2023; undepreciated investments associated with legacy meters being replaced with AMI meters; and over- or under-collection of costs through the Grid Modernization Rider. In addition, PNM requested approval of the proposed format of an Opt-Out Consent Form and methodology to determine PNM’s proposed cost-based opt-out fees, which includes a one-time fee and a monthly fee. A hearing was held on March 20, 2023 through March 24, 2023. Post-hearing briefs were filed April 20, 2023, with response briefs due May 10, 2023. PNM is unable to predict the outcome of this matter.

COVID-19 Regulatory Matters

In 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As a result, PNM has deferred costs related to COVID-19 of $5.7 million in regulatory assets on the Condensed Consolidated Balance Sheet at both March 31, 2023 and December 31, 2022. Although PNM is seeking recovery for the increase in bad debt expense resulting from COVID-19 through a regulatory asset in the 2024 Rate Change, it no longer intends to seek recovery of other incremental costs related to the pandemic. In addition, PNM has cost savings related to COVID-19 of $0.9 million in regulatory liabilities on the Condensed Consolidated Balance Sheets at both March 31, 2023 and December 31, 2022.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Community Solar Act

In June 2021, the Community Solar Act established a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar (applicable until November 2024) facilities and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021 to adopt rules to establish a community solar program no later than April 1, 2022. On June 15, 2021, the NMPRC issued an order which required utilities provide a notice to all future applicants and to any likely applicants that, until the effective date of the NMPRC's rules in this area the NMPRC's existing interconnection rules and manual remain in place until amended or replaced by the NMPRC, and further, that a place in a utility's applicant queue for interconnection does not and will not provide any advantage for selection as a community solar project. PNM has provided the required notices. On October 27, 2021, the NMPRC adopted an order issuing a NOPR starting the formal process for adoption of rules pursuant to the Community Solar Act. On March 30, 2022, the NMPRC issued an order that adopted a rule on the administration of the Community Solar Act program. The rule requires utilities to file proposed community solar tariffs with the NMPRC within 60 days from the publication of the rule. A number of motions for rehearing and requests for clarification were filed between April 7 and May 2, 2022. On May 18, 2022, the NMPRC issued an order partially granting motions for rehearing, reconsideration and clarification and staying implementation pending further rulemaking. On June 16, 2022, PNM requested clarification related to the existing interconnection queue, which would not delay implementation of the Community Solar Act program. On July 12, 2022, the NMPRC provided notice of publication of its final rule in the New Mexico Register, starting the 60-day clock for utilities to file their proposed community solar tariffs, forms, and other relevant agreements. On September 14, 2022, PNM filed Community Solar tariffs. On October 12, 2022, the NMPRC issued an order to suspend PNM's and two other investor-owned utilities tariffs and required the utilities to file information Staff has identified as necessary for a complete evaluation of the tariffs but did not appoint a hearing examiner or schedule a public hearing. Another investor-owned utility has filed an appeal with the NM Supreme Court seeking review of the NMPRC’s decisions. On November 16, 2022, PNM filed its Community Solar tariff which establishes the Community Solar bill credit to be applied to an eligible retail customer of PNM who is a subscriber to a community solar facility. On December 23, 2022, PNM filed an updated Community Solar tariff under protest and filed a motion for clarification, suspension, and timely hearing on PNM’s Community Solar tariff. On January 18, 2023, the NMPRC suspended PNM’s Community Solar tariff. On March 1, 2023, the NMPRC issued an Order Opening a New Docket for Two-Phase Proceedings. The first phase will address issues concerning the proposed subscriber organization agreements and the proposed customer data forms. The second phase will address all issues concerning proposed tariffs, agreements and forms that are not addressed in the first phase. PNM cannot predict the outcome of the pending matters.
Battery Energy Storage System Certificate of Public Convenience and Necessity ("CCN")
On May 3, 2023, PNM filed a CCN application with the NMPRC for two battery energy storage systems, 6 MW each, located on PNM's distribution system in Valencia and Bernalillo counties. PNM intends to construct, own, and operate these systems that will be interconnected to the distribution system on feeders that currently exceed their existing hosting capacity limits due to the high amount of solar production connected to them. The deployment of battery energy storage systems on these feeders at capacity will bring the power flow on the feeders back within design limits, potentially allowing a number of solar interconnection applications currently on hold to interconnect, which will in turn reduce carbon emissions and the need to curtail solar production in times of oversupply. PNM is requesting approval of the CCN application, with an estimated total cost of $25.8 million, by December 31, 2023 to support the proposed construction schedule and have the battery energy storage systems begin serving customers in June 2024.
FERC Order 864

In November 2019, FERC issued Order No. 864, which required public utility transmission providers with transmission formula rates to revise those rates to account for changes resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). PNM had already made revisions to its formula rate to account for Tax Act changes, and, as a result of the Order, PNM proposed additional changes to its formula rate to implement the remaining requirements of the Order. In July 2022, FERC issued an order finding that PNM had predominantly complied with the requirements but set aside certain matters for settlement and hearing procedures. PNM is unable to determine the outcome of this matter.

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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 20, 2021	$41.2	$6.3
March 25, 2022	$95.6	$14.2
September 22, 2022	$36.0	$5.3

On January 23, 2023, TNMP filed an application to further update its transmission rates, which would increase revenues by $19.4 million annually, based on an increase in rate base of $150.5 million. The application is pending before the PUCT.

Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments to reflect changes in investments in distribution assets. Distribution utilities may file for a periodic rate adjustment between April 1 and April 8 of each year as long as the electric utility is not earning more than its authorized rate of return using weather-normalized data. Utilities are limited to four periodic interim distribution rate adjustments between general rate cases. The following sets forth TNMP’s recent interim distribution rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 1, 2021	$104.5	$13.5
September 1, 2022	$95.7	$6.8

On April 5, 2023, TNMP filed its 2023 DCRF that requested an increase in TNMP annual distribution revenue requirement of $14.8 million based on an increase in rate base of $157.0 million. The case is pending review by the PUCT.

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

(13)     Lease Commitments

The Company leases office buildings, vehicles, and other equipment. In addition, PNM leases interests in PVNGS Units 1 and 2 and certain rights-of-way agreements are classified as leases. All of the Company's leases with terms in excess of one year are recorded on the balance sheet by recording a present value lease liability and a corresponding right-of-use asset. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs, which are comprised primarily of fleet and office equipment leases commencing after January 1, 2019, are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Condensed Consolidated Statements of Earnings. See additional discussion of the Company's leasing activities in Note 8 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

PVNGS

In 1985 and 1986, PNM entered into leases for its interest in PVNGS Unit 1 and 2. The leases initially were scheduled to expire in January 2015 for four Unit 1 leases and January 2016 for four Unit 2 leases. Following procedures set forth in the PVNGS leases, PNM notified four of the lessors under the Unit 1 leases and one lessor under the Unit 2 lease that it would elect to renew those leases on the expiration date of the original leases. The four Unit 1 leases expired in January 2023 and the one Unit 2 lease expires in January 2024. The annual lease payments during the renewal periods aggregate $1.6 million on the remaining PVNGS Unit 2 lease.

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

On April 5, 2021, PNM and SRP entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to SRP certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2, which SRP has agreed to acquire from the lessors upon termination of the existing leases. The proposed transaction between PNM and SRP received all necessary approvals, including NRC approval for the transfer of the associated possessory licenses to SRP at the end of the term of each of the respective leases. In January 2023, the Unit 1 leases expired, and PNM closed on the associated sale to SRP, receiving payments of $33.7 million, of which $28.4 million was recorded as a reduction to Net utility plant on the Condensed Consolidated Balance Sheets and is presented as cash flows from investing activities on the Condensed Consolidated Statement of Cash Flows. In addition, $5.3 million was recorded as a reduction to Materials, supplies, and fuel stock on the Condensed Consolidated Balance Sheets and is presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows. See Note 12 for information on other PVNGS matters including the PVNGS Leased Interest Abandonment Application which included PNM's request to create regulatory assets for the associated remaining undepreciated investments.

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the leased interests. If such an event had occurred as of March 31, 2023, amounts due to the lessors under the circumstances described above would be up to $13.8 million, payable on July 15, 2023 in addition to the scheduled lease payments due on that date.

Land Easements and Rights-of-Ways

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. PNM’s April 2023 payment for the amount due under the Navajo Nation right-of-way lease was $8.3 million, which included amounts due under the Consumer Price Index adjustment. Changes in the Consumer Price Index subsequent to January 1, 2019 are considered variable lease payments.

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of March 31, 2023 and December 31, 2022, the unamortized balance of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
these rights-of-ways was $58.3 million and $54.6 million. PNM recognized amortization expense associated with these agreements of $0.9 million and $1.0 million in the three months ended March 31, 2023 and 2022.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At March 31, 2023, residual value guarantees on fleet vehicle and equipment leases are $1.0 million, $1.2 million, and $2.1 million for PNM, TNMP, and PNMR Consolidated.

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2023			December 31, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$49,732	$2,943	$52,675	$52,556	$3,426	$55,982
Current portion of operating lease liabilities	9,191	1,234	10,425	17,239	1,543	18,781
Long-term portion of operating lease liabilities	38,759	1,479	40,238	39,633	1,703	41,336

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2023			December 31, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$22,054	$21,431	$43,815	$19,324	$20,084	$39,738
Accumulated depreciation	(8,734)	(9,266)	(18,282)	(7,726)	(8,202)	(16,189)
Non-utility property, net	13,320	12,165	25,533	11,598	11,882	23,549

Other current liabilities	$3,990	$4,166	$8,193	$3,441	$3,867	$7,363
Other deferred credits	9,273	8,014	17,298	8,079	8,028	16,123

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of March 31, 2023 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	7.77	2.07	7.45
Financing leases	3.95	3.26	3.61

Weighted average discount rate:
Operating leases	4.08%	4.06%	4.08%
Financing leases	3.90%	3.80%	3.85%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information for the components of lease expense is as follows:

	Three Months Ended March 31, 2023
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$3,908	$429	$4,337
Amounts capitalized	(160)	(353)	(513)
Total operating lease expense	3,748	76	3,824
Financing lease cost:
Amortization of right-of-use assets	1,008	1,064	2,093
Interest on lease liabilities	122	111	234
Amounts capitalized	(690)	(1,000)	(1,690)
Total financing lease expense	440	175	637

Variable lease expense	262	—	262
Short-term lease expense	147	—	151
Total lease expense for the period	$4,597	$251	$4,874

	Three Months Ended March 31, 2022
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,683	$528	$7,237
Amounts capitalized	(185)	(469)	(654)
Total operating lease expense	6,498	59	6,583
Financing lease cost:
Amortization of right-of-use assets	732	757	1,511
Interest on lease liabilities	68	73	141
Amounts capitalized	(497)	(717)	(1,213)
Total financing lease expense	303	113	439

Variable lease expense	106	—	106
Short-term lease expense (1)	1,132	—	1,169
Total lease expense for the period	$8,039	$172	$8,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,193	$126	$9,319	$9,244	$49	$9,318
Operating cash flows from financing leases	42	14	55	22	8	31
Finance cash flows from financing leases	377	161	560	260	104	386

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$1,079	$—	$1,079
Financing leases	2,730	1,347	4,077	441	51	492

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022.

Future expected lease payments are shown below:

	As of March 31, 2023
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2023	$3,354	$8,414	$3,458	$1,074	$6,846	$9,594
2024	3,733	8,035	3,940	943	7,686	8,989
2025	2,849	7,076	2,957	770	5,808	7,847
2026	2,372	7,014	1,805	76	4,177	7,090
2027	1,320	7,018	717	—	2,037	7,018
Later years	757	17,366	81	—	838	17,366
Total minimum lease payments	14,385	54,923	12,958	2,863	27,392	57,904
Less: Imputed interest	1,122	6,973	778	150	1,901	7,241
Lease liabilities as of March 31, 2023	$13,263	$47,950	$12,180	$2,713	$25,491	$50,663

The above table includes $12.3 million, $12.8 million, and $25.1 million for PNM, TNMP, and PNMR at March 31, 2023 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At March 31, 2023, the Company has various lease arrangements that have been executed but have not yet commenced, which are primarily related to battery storage agreements. The Company currently expects lease commencement dates in 2023 and 2024, with lease terms expiring in 2044, and will recognize lease assets and liabilities upon lease commencement. The expected total fixed consideration to be paid for these arrangements, which includes non-lease payments, is approximately $1.3 billion over the 20-year terms of the agreements.

(14)   Income Taxes
The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items, including excess tax benefits or tax deficiencies related to stock awards and taxes on Merger-related costs are excluded from the estimated annual effective tax

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
rate calculation. At March 31, 2023, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2023 would be 15.38%, 18.03%, and 14.14%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

During the three months ended March 31, 2023, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced by excess tax benefits related to stock awards of $0.2 million for PNMR, of which $0.2 million was allocated to PNM and less than $0.1 million was allocated to TNMP.

Beginning February 2018, PNM’s NM 2016 Rate Case reflects the reduction in the federal corporate income tax rate resulting from enactment of legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), including amortization of excess deferred federal income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, and the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP will amortize federal excess deferred income taxes of $22.9 million, $14.3 million, and $8.6 million in 2023. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K. See additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

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

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Services billings:
PNMR to PNM	$31,539	$27,693
PNMR to TNMP	12,413	10,304
PNM to TNMP	65	93
TNMP to PNMR	35	35
PNMR to NMRD	82	64
Renewable energy purchases:
PNM from NMRD	2,361	2,621
Interconnection and facility study billings:
PNM to NMRD	—	—
PNM to PNMR	—	—
NMRD to PNM	—	—
Interest billings:
PNMR to PNM	3	7
PNM to PNMR	130	23
PNMR to TNMP	11	45
Income tax sharing payments:
PNMR to PNM	—	—
TNMP to PNMR	—	—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16)   Equity Method Investment

As discussed in Note 21 of the Company's 2022 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. As of March 31, 2023, NMRD’s renewable energy capacity in operation was 135.1 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.

In the three months ended March 31, 2023, PNMR Development and AEP OnSite Partners each made cash contributions to NMRD of $11.5 million for its construction activities. In the three months ended March 31, 2022, neither PNMR Development nor AEP OnSite Partners made any cash contributions to NMRD for its construction activities.

PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating revenues	$2,530	$2,796
Operating expenses	2,419	2,404
Net earnings	$111	$392

	Financial Position
	March 31,	December 31,
	2023	2022
	(In thousands)
Current assets	$15,631	$8,357
Net property, plant, and equipment	180,353	169,440
Non-current assets	9,784	9,631
Total assets	205,768	187,428
Current liabilities	1,048	5,822
Non-current liabilities	369	366
Owners’ equity	$204,351	$181,240
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

The Merger Agreement provided that it may be terminated by each of PNMR and Avangrid under certain circumstances, including if the Effective Time shall not have occurred by the January 20, 2022 End Date; however, either PNMR or Avangrid could extend the End Date to April 20, 2022 if all conditions to closing have been satisfied other than the obtaining of all required regulatory approvals. As discussed below, in December 2021, the NMPRC issued an order rejecting the stipulation agreement relating to the Merger. In January 2022, PNMR, Avangrid and Merger Sub entered into an Amendment to the Merger Agreement pursuant to which PNMR and Avangrid agreed to extend the End Date to April 20, 2023.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On April 12, 2023, PNMR, Avangrid, and Merger Sub entered into Amendment No. 2 to the Merger Agreement whereby all of the parties agreed to extend the End Date to July 20, 2023.

The Merger is subject to certain regulatory approvals, including from the NMPRC. The Joint Applicants to the NMPRC application and a number of intervening parties had entered into an amended stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. An evidentiary hearing was held in August 2021. On November 1, 2021, a Certification of Stipulation was issued by the hearing examiner, which recommended against approval of the amended stipulation. On December 8, 2021, the NMPRC issued an order adopting the Certification of Stipulation, rejecting the amended stipulation reached by the parties. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court. On February 2, 2022, PNMR and Avangrid filed a statement of issues outlining the argument for appeal. On April 7, 2022, PNMR and Avangrid filed their Brief in Chief with the NM Supreme Court. Answer briefs from the NMPRC were filed on June 14, 2022, and response briefs were filed on August 5, 2022. On March 8, 2023, PNM, Avangrid, and the NMPRC filed a motion with the NM Supreme Court to dismiss the appeal and remand the proceeding back to the NMPRC for further proceedings. The motion states that, once granted, PNM and Avangrid intend to file a motion for rehearing and/or reconsideration at the NMPRC. One party opposed the motion and certain other parties have sought clarification regarding the process that the NMPRC would implement on remand.

With respect to other regulatory proceedings related to the Merger, in 2021 PNMR received clearances for the Merger from the FTC under the HSR Act, CFIUS, the FCC, FERC, the PUCT, and the NRC. As a result of the delay in closing of the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid were required to make a new filing under the HSR Act and request extensions of approvals previously received from the FCC and NRC. PNM has received approval from the FCC that runs through September 5, 2023, approval from the NRC that runs through May 25, 2024 and clearance under the HSR Act through March 10, 2024. No additional approvals are required from CFIUS, FERC or the PUCT.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 817,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

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

The Merger Agreement provided that it may be terminated by each of PNMR and Avangrid under certain circumstances, including if the Effective Time shall not have occurred by the January 20, 2022 End Date. On December 8, 2021, the NMPRC issued an order rejecting the stipulation agreement relating to the Merger. In light of the NMPRC ruling, on January 3, 2022, PNMR, Avangrid and Merger Sub entered into an Amendment to the Merger Agreement pursuant to which PNMR and Avangrid agreed to extend the End Date to April 20, 2023. On April 12, 2023, PNMR, Avangrid, and Merger Sub agreed to further extend the End Date to July 20, 2023. The Merger is subject to certain regulatory approvals, including from the NMPRC. For further discussion regarding the Merger, see Note 17.

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

2024 Rate Change

In December 2022, PNM filed the 2024 Rate Change with the NMPRC. The application proposes an increase of $63.8 million in base non-fuel revenues. The requested increase is based on a calendar year 2024 FTY and reflects an ROE of 10.25%. The requested change primarily reflects investments in transmission and distribution infrastructure, largely offset by cost reductions resulting from PNM’s transition to lower-cost, clean generation resources including the retirement of the SJGS and expiration of leased capacity from PVNGS. The request also includes updated depreciation rates for natural gas plants to align with the Company’s 2040 carbon-free portfolio goal. See Note 12.

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

The rates PNM and TNMP charge customers are subject to traditional rate regulation by the NMPRC, FERC, and the PUCT. Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

The Energy Transition Act (“ETA”)

On June 14, 2019, Senate Bill 489, known as the ETA, became effective. The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also allows for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue Securitized Bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. See additional discussion of the ETA in Note 11 and in Note 16 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

The ETA has and will have a significant impact on PNM’s future generation portfolio, including PNM’s retirement of SJGS in 2022 and the planned Four Corners exit in 2024 (subject to regulatory approval). PNM cannot predict the full impact of the ETA on potential future generating resource abandonment and replacement filings with the NMPRC.

State Regulation

SJGS Abandonment Application – As discussed in Note 12, in 2019, PNM filed the SJGS Abandonment Application with the NMPRC. The application included several replacement resource scenarios including PNM's recommended replacement scenario, which is consistent with PNM's goal of having a 100% emissions-free generating portfolio by 2040 and would have provided cost savings to customers while preserving system reliability.

The NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing and the other addressing replacement resources but did not definitively indicate if the abandonment and financing proceedings would be evaluated under the requirements of the ETA. After several requests for clarification and legal challenges, in 2020, the NM Supreme Court ruled the NMPRC is required to apply the ETA to all aspects of PNM’s SJGS Abandonment Application, and that any previous NMPRC orders inconsistent with their ruling should be vacated.

In 2020, the NMPRC issued an order which authorized PNM to abandon SJGS by June 30, 2022, to issue Securitized Bonds of up to $361 million, and to establish the Energy Transition Charge. The NMPRC's order required an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, PNM was granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, and economic development funds. Later that year, the NMPRC issued an order approving replacement resource selection criteria identified in the ETA that include PPAs for 650 MW of solar and 300 MW of battery storage.

On February 28, 2022, WRA and CCAE filed a joint motion for order to show cause and enforce financing order and supporting brief, which requested that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS is abandoned, and to otherwise enforce the NMPRC’s April 1, 2020 final order.

On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order that would require PNM to:

•Revise its rates to remove all of the costs of SJGS Unit 1 by issuing rate credits of $21.1 million on an annual basis, to customers by July 1, 2022
•Revise its rates again, to remove all costs of SJGS Unit 1, Unit 4, and common facilities by increasing the rate credits to $98.3 million on an annual basis, by October 1, 2022
•Transfer payments due and owing to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund within 30 days of the abandonment of SJGS Unit 1
•Include (in its next rate case application) an explanation and defense of the prudence in the timing of the issuance of Securitized Bonds beyond the abandonment dates and what actions were taken to protect customers from interest rate increases occurring as well as the continued marketability of the Securitized Bonds

On June 29, 2022, the NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. The additions to the final order include requirements for PNM to file a report no later than October 15, 2022, that contains a record of all of its costs incurred in the show cause proceeding so that the prudence of those costs will be known and be subject to review in PNM's future rate case and that the prudency review shall include a compliance filing to enable a review of the prudence of PNM's decision to delay issuance of the Securitized Bonds beyond the dates of the SJGS abandonment. On June 30, 2022, PNM filed a Notice of Appeal and an Emergency Motion for Partial Interim Stay of the NMPRC's Final Order with the NM Supreme Court. Subsequently, on July 25, 2022, PNM filed another emergency motion seeking an immediate and ongoing stay from the NM Supreme Court for the pendency of the appeal. In the interim, PNM began issuing rate credits effective July 31, 2022 and PNM made payments totaling $19.8 million to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund. On September 2, 2022, the NM Supreme Court issued an order granting PNM's July 25, 2022 motion for partial stay and as a result PNM suspended issuing rate credits. On October 14, 2022, PNM made its required compliance filing under the NMPRC's June 29, 2022 final order. On November 1, 2022, the NM Supreme Court issued an order continuing the partial stay of the rate credits during the pendency of the appeal. See Notes 11 and 12.

Four Corners Abandonment Application - In early 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of Securitized Bonds as provided by the ETA. PNM's filing provided background on the NMPRC's consideration of the prudence of PNM's investment in Four Corners explained how the proposed sale and abandonment provides a net public benefit. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a notice of appeal with the NM Supreme Court of the NMPRC decision to deny the application. See additional discussion of the ETA and PNM’s Four Corners Abandonment Application in Notes 11 and 12.

PNM enhanced its plan to exit Four Corners and emphasized its ESG strategy to reduce carbon emissions on March 12, 2021 with an announcement for additional plans allowing for seasonal operations at Four Corners beginning in the fall of 2023, subject to the necessary approvals, including PNM's Four Corners Abandonment Application at the NMPRC. The solution for seasonal operations ensures the plant will be available to serve each owners' customer needs during times of peak energy use while minimizing operations during periods of low demand. This approach would result in an estimated annual 20 to 25 percent reduction in carbon emissions at the plant and retains jobs and royalty payments for the Navajo Nation.

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

On February 16, 2022, the NMPRC approved the two PPAs and three battery storage agreements. On June 16, 2022, PNM notified the NMPRC that none of the developers of the two PPAs and three battery storage agreements have moved forward under the terms of the agreements approved by the NMPRC, and none of the replacement resource projects would be operational in 2023. PNM entered into amendments to the 300 MW solar PPA combined with a 150 MW battery storage agreement and proposed those amendments to the NMPRC for approval in a filing with the NMPRC on June 24, 2022. PNM determined the terms offered by the 150 MW solar PPA combined with a 40 MW battery storage agreement and the stand-alone 100 MW battery storage agreement were not satisfactory in comparison with other potential projects that might be utilized instead, and PNM did not support the proposed amendments to those agreements in the June 24, 2022 filing. No party filed objections and the amendments to the 300 MW solar PPA combined with 150 MW battery storage agreement and the decision not to proceed with the other agreements, were deemed approved. On September 2, 2022, PNM entered into amendments to the 150 MW battery storage agreement to increase the capacity to 300 MW and proposed those amendments to the NMPRC for approval. No party filed objections and the 300 MW solar battery storage agreement was deemed approved. PNM anticipates these facilities will be in service in 2024. PNM continues to pursue additional resources to replace the PVNGS leases that were abandoned in January 2023 and will be abandoned in 2024. For additional information on PNM's Leased Interest and the associated abandonment application see Note 13 and Note 12, respectively.

Summer Peak Resource Adequacy - Throughout 2021, 2022 and continuing into 2023, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects. All four project developers had notified PNM that completion of the projects would be delayed and no longer available for most, if any of the 2022 summer peak load period. While PNM experienced a new system peak retail load of 2,139 MW on July 19, 2022, PNM’s generation resources performed sufficiently with no significant challenges to resource adequacy during the 2022 summer peak season.

PNM faces similar concerns in the summer of 2023 as a result of continued delays in the SJGS replacement resources as well as delays in replacement resources for the PVNGS leased capacity that expired in January 2023. As discussed above, PNM has made a number of compliance filings with the NMPRC on the status of the SJGS and PVNGS leased capacity interest replacement resources. On January 30, 2023, PNM informed the NMPRC that it had provided written notice to one of the SJGS replacement resource developers for 100 MW solar PPA and a 30 MW battery storage agreement of an event of seller default and of early termination and as a result the project would not proceed. In the second half of 2022 and the first quarter of 2023, PNM entered into agreements totaling 420 MW of firm power purchases for the summer peak in 2023 and the purchase of 40 MW of firm capacity at PVNGS for all twelve months of 2023, providing PNM with a projected system reserve margin with a range of approximately 11.0% to 16.0% for the 2023 summer peak period. PNM continues to evaluate other potential firm power agreements with various providers, as well as all potential short-term resource options to address these resource adequacy concerns. PNM is unable to predict the outcome of this matter. See Note 12.

2020 Decoupling Petition – In 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. Later in 2020, PNM requested an order to vacate the public hearing and stay the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss, which was approved and PNM subsequently filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On March 17, 2021, the NMPRC issued an order granting PNM's petition for declaratory order, commencing a proceeding to address petitions. On January 14, 2022, the hearing examiner issued a recommended decision recommending, among other things, that the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. On April 27, 2022, the NMPRC issued an order adopting the recommended decision in its entirety. On May 24, 2022, PNM filed a notice of appeal with the NM Supreme Court. See Note 12. PNM cannot predict the outcome of this matter.

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

The Community Solar Act - The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar facilities (applicable until November 2024) and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, on March 30, 2022, the NMPRC issued an order that adopted a rule on the administration of the Community Solar Act program. See Note 12.

Advanced Metering – Currently, TNMP has approximately 268,000 advanced meters across its service territory. Beginning in 2019, the majority of costs associated with TNMP’s AMS program are being recovered through base rates. On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 of $9.0 million, and approve appropriate carrying charges until full collection. The PUCT approved substantially all costs on February 10, 2022. In 2020, TNMP filed an application with the PUCT for authorization to implement necessary technological upgrades of approximately $46 million to its AMS program by the second quarter of 2023, which the PUCT approved on January 14, 2021. TNMP is seeking recovery of the investment associated with the upgrade in its DCRF filing. PNM's Grid Modernization Application includes proposals for installation and deployment of advanced metering infrastructure investments. See Note 12.

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

On April 1, 2021, PNM joined and began participating in the EIM. The EIM is a real-time wholesale energy trading market operated by the CAISO that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. PNM completed a cost-benefit analysis, which indicated participation in the EIM would provide substantial benefits to retail customers. In 2018, PNM filed an application with the NMPRC requesting, among other things, to recover initial capital investments and authorization to establish a regulatory asset to recover other expenses that would be incurred in order to join the EIM. The NMPRC approved the establishment of a regulatory asset but deferred certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing. PNM has experienced an aggregate of $69.5 million in cost savings to customers through participation in the EIM, which includes $22.4 million in the three months ended March 31, 2023. PNM passes the cost savings through to customers under PNM’s FPPAC.

To bolster PNM’s preparations for times of critical need, the Company has joined the Western Resource Adequacy Program ("WRAP"). WRAP is a first-of-its-kind program in the West that adds a region-wide coordination between power providers for assessing and addressing resource adequacy. This step helps ensure regional resources are prioritized for availability in the event New Mexico is critically impacted by a resource emergency.

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2021 and 2022 periods, PNM and TNMP together invested $1.8 billion in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. PNM has launched a capital initiative, which emphasizes new investments in its transmission and distribution infrastructure with three primary objectives: delivering clean energy, enhancing customer satisfaction and increasing grid resilience. Projects are aimed at advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. In addition, projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and modernize PNM's electric grid through infrastructure and technology improvements. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. Abundant renewable resources, large tracts of affordable land, and strong government and community support make New Mexico a favorable location for renewable generation. New Mexico is frequently characterized by its high potential for solar and wind capacity. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. Through NMRD, PNMR anticipates being able to provide additional renewable generation solutions to customers within and surrounding its regulated jurisdictions through partnering with a subsidiary of one of the United States’ largest electric utilities. As of March 31, 2023, NMRD’s renewable energy capacity in operation was 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Meta data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. In addition, the NMPRC approved PNM to enter into a 50 MW solar PPA to service the Meta data center, which will be owned by NMRD and is expected to be operational in 2023. PNMR Development, together with AEP OnSite Partners, has selected an adviser for the sale of NMRD. Proceeds resulting from the sale will support the funding of regulated capital investments.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. On September 14, 2022 and November 2, 2022, the NMPRC adopted revisions to the IRP Rule. The revisions revamp and modernize the planning process to accommodate increased stakeholder involvement. On December 2, 2022, PNM filed an appeal with the NM Supreme Court of the NMPRC's final order which adopted revisions to the IRP Rule. See additional discussion of the NMPRC adopted revision to the IRP Rule in Note 12.

In the second quarter of 2022, PNM initiated its 2023 IRP process which will cover the 20-year planning period from 2023 through 2043. Consistent with historical practice, PNM is receiving public input from interested parties as part of this process. On March 1, 2023, the NMPRC issued an order granting PNM’s Motion for Extension of time to file its 2023 IRP until December 15, 2023, and the deadline for commencing the facilitated stakeholder process was extended until June 15, 2023.

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

In February 2022, PNM named its first Chief Sustainability Officer. The Chief Sustainability Officer is responsible for developing and implementing the Company’s business strategy and positions on environmental and sustainability policy issues and is charged with establishing organization-wide policies, strategies, goals, objectives and programs that advance sustainability and ensure compliance with regulations. The role serves as the Company's primary contact with various regulatory and stakeholder agencies on environmental matters. In addition, the role leads environmental justice work, incorporating impacts to tribal, worker and affected communities and advancing ESG reporting.

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

In 2020, PNM announced an agreement to partner with Sandia National Laboratories in research and development projects focused on energy resiliency, clean energy, and national security. The partnership demonstrates PNMR's commitment to ESG principles and its support of projects that further its emissions-free generation goals and plans for a reliable, resilient, and secure grid to deliver New Mexico's clean energy future. PNM also recently joined the Electric Power Research Institute (“EPRI”) Climate READi (REsilience and ADaptation) Initiative, a three-year initiative to develop a comprehensive and consistent approach to physical climate risk and facilitate the analysis and application of appropriate climate data among all stakeholders to enhance the planning, design and operation of a resilient power system. In addition, PNM submitted a Time-of-Day pilot proposal in the 2024 Rate Change filing with the objective of incentivizing customers, through price signals, to use energy during the day when renewable generation is abundant.

The Infrastructure Investment and Jobs Act, also commonly known as the Bipartisan Infrastructure Law ("BIL"), was signed into law on November 15, 2021. This act represents a “once-in-a-generation” investment designed to modernize and upgrade America’s infrastructure. The BIL includes historic investments to upgrade the transmission and distribution systems to improve reliability and resilience, and to facilitate the deployment of more affordable and cleaner energy across the country. In addition to the recent filing of PNM's Grid Modernization Application with the NMPRC, the Company is currently monitoring the release of grant opportunities by the U.S. Department of Energy and the State Energy, Minerals and Natural Resources Department, and has applied for funding to supplement the investment in the Grid Modernization Application.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the "IRA") into law. The IRA will provide significant benefits for PNMR and its customers by extending and enhancing clean energy incentives such as the investment tax credit and production tax credit. As the Company continues its transition away from carbon emitting sources, these credits will reduce the cost of renewable investments. In addition, the IRA includes a new production tax credit for existing nuclear facilities that is expected to create an added benefit for PNM's ownership in the carbon-free PVNGS. Other IRA provisions will encourage transportation electrification with new electric vehicle credits and added incentives in vehicle charging infrastructure. For many of the IRA provisions, additional clarification and detailed guidance from the IRS is still pending.

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

To demonstrate PNMR’s commitment to increase the electrification of vehicles in its service territory, PNM began to implement the TEP in 2022. TEP supports customer adoption of electric vehicles by addressing barriers to adoption. PNM’s TEP program budget provides both residential and non-residential customers funding towards the purchase of chargers and/or behind-the-meter infrastructure, as well as customer education and outreach on EV-specific electricity rates to encourage charging during off-peak periods. Over 25% of the program budget is dedicated to low- and moderate-income customers to plan for an equitable transition to an electrified transportation sector.

In 2021, PNM announced that it will be joining the National Electric Highway Coalition, which plans to build fast-charging ports along major U.S. travel corridors. The coalition, with approximately 50 investor-owned electric companies is committed to providing EV fast charging ports that will allow the public to drive EVs with confidence throughout the country’s major roadways by the end of 2023.

Other Environmental Matters

Four Corners may be required to comply with environmental rules that affect coal-fired generating units, including regional haze rules and the ETA. On June 19, 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines issued under the CAA Section 111(d). On January 19, 2021, the DC Circuit issued an opinion vacating and remanding the ACE Rule, holding that it was based on a misconstruction of Section 111(d) of the CAA, but stayed its mandate for vacatur of the repeal of the Clean Power Plan to ensure that the now-outdated rule would not become effective. The U.S. Supreme Court granted four petitions for certiorari seeking review of the DC Circuit’s decision, and ruled that EPA overstepped its authority under the Clean Power Plan by requiring generation shifting. Relying upon the Major Question Doctrine, the US Supreme Court found no clear statement in the CAA that would authorize EPA to force the power sector to shift from coal-fired power plants to gas-fired power plants and renewable energy resources. The ruling will have an impact on EPA's current drafting of a new rule to replace the ACE Rule, which is expected in Spring 2023.

Renewable Energy

PNM’s renewable procurements include utility-owned solar capacity, as well as solar, wind and geothermal energy purchased under PPAs. As of March 31, 2023, PNM has 158 MW of utility-owned solar capacity in operation. In addition, PNM purchases energy from a customer-owned distributed solar generation program that had an installed capacity of 250.1 MW at March 31, 2023. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 200 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM's 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind II that became operational in June 2021. Under the Solar Direct program discussed above, PNM procures renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. The NMPRC approved the portfolio to replace the retirement of SJGS resulting in PNM executing solar PPAs of 550 MW combined with 270 MW of battery storage agreements. In addition, the PVNGS Leased Interest Abandonment Application approved by the NMPRC includes a 300 MW solar PPA combined with a 300 MW battery storage agreement. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the ETA, without exceeding cost requirements. See additional discussion of the ETA and PNM’s Abandonment Applications in Notes 11 and 12.

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

On May 3, 2023, PNM filed an application for a CCN for two battery energy storage systems, 6 MW each, located on PNM's distribution system in Valencia and Bernalillo counties. PNM intends to construct, own, and operate these systems that will be interconnected to the distribution system on feeders that currently exceed their existing hosting capacity limits due to the high amount of solar production connected to them. The deployment of battery energy storage systems on these feeders at capacity will bring the power flow on the feeders back within design limits, potentially allowing a number of solar interconnection applications currently on hold to interconnect, which will in turn reduce carbon emissions and the need to curtail solar production in times of oversupply. PNM is requesting approval of the CCN Application, with an estimated total cost of $25.8 million, by December 31, 2023 to support the proposed construction schedule and have the battery energy storage systems begin serving customers in June 2024.

PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS and carbon-free resource requirements.

Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2022, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs was 104 GWh. This is equivalent to the annual consumption of approximately 14,935 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2022, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs is estimated to be approximately 15 GWh. This is equivalent to the annual consumption of approximately 2,082 homes in TNMP’s service territory. TNMP earned the 2023 Energy Star Partner of the Year - Sustained Excellence Award, recognizing long-term commitment to fighting climate change and protecting public health through energy efficiency. For information on PNM's and TNMP's energy efficiency filing with the NMPRC and PUCT see Note 12.

Water Conservation and Solid Waste Reduction

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 45% more efficient than in 2005). Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of air-cooling technology have contributed to this reduction. Water usage has continued to decline as PNM has substituted less fresh-water-intensive generation resources to replace SJGS. As the Company moves forward with its mission to achieve 100% carbon-free generation by 2040, it expects that more significant water savings will be gained. Shutting down SJGS in 2022 and exiting Four Corners in 2024 (subject to regulatory approval) will allow the Company to reach our goals for reduced freshwater use at 80% by 2035 and 90% by 2040 from 2005 levels. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy.

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

The Company utilizes a number of communications channels and strategic content to serve and engage its many stakeholders. PNM’s website provides the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. The Company’s website is also a resource for information about PNM’s operations and community outreach efforts, including plans for building a sustainable energy future for New Mexico and to transition to an emissions-free generating portfolio by 2040. PNM also leverages social media in communications with customers on various topics such as education, outage alerts, safety, customer service, and PNM’s community partnerships in philanthropic projects. As discussed above, PNMR's corporate website includes a dedicated section providing additional information regarding the Company’s commitment to ESG principles and other sustainability efforts.

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

During the three years ending December 31, 2022, corporate giving contributed $10.9 million to civic, educational, environmental, low income, and economic development organizations. In 2023, corporate giving will maintain this strategic focus and continue to highlight corporate citizenship through active involvement with sponsorships demonstrating PNM's commitment to the community. In addition, emergency relief funds in 2022 supported non-profits providing response to the fires in northern and southern New Mexico. Also in December 2022, PNM made donations totaling $150,000 to food banks across the state of New Mexico including tribal communities.

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

Another important outreach program is tailored for low-income customers and includes the PNM Good Neighbor Fund to provide customer assistance with their electric utility bills. COVID-19 has increased the needs of these customers along with customers who may not otherwise need to seek assistance. In addition to the suspension of residential customer disconnections from April 2020 through August 2021 and the expansion of customer payment plans, PNM responded with increased communications through media outlets and customer outreach to connect customers with nonprofit community service providers offering financial assistance, food, clothing, medical programs, and services for seniors. As a result of these communication efforts, 3,488 families in need received emergency assistance through the PNM Good Neighbor Fund during 2022. Additionally, PNM has worked closely with the New Mexico Department of Finance and Administration to implement strategies ensuring customers receive rent benefits, including utility bill assistance, from the Emergency Rental Assistance Program (“ERAP”). As a result of these efforts, the ERAP has paid over $8.7 million in customer arrears since the launch of the program in March 2021.

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

Employee volunteers are the lifeblood of a healthy corporate culture. Community giving through volunteers’ time and effort is at the heart of employee engagement. In 2022, the Company held large-scale volunteer events, working alongside nonprofits, schools, and vulnerable communities throughout New Mexico and Texas. Over 450 employees in both states participated in the “Day of Service”, a workday event encouraging employee volunteerism. Throughout 2022, employees volunteered and gave their time generously through their small group and independent volunteer activities and board participation. Volunteers strengthened community resilience by giving 9,171 volunteer hours to support the health, safety, and well-being of diverse communities.

In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides nearly $1.2 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop their mission, develop and implement environmental programs, and provide educational opportunities. Beginning in 2020 and ending in 2022, the PNM Resources Foundation funded grants with a three-year focus on decreasing homelessness, increasing access to affordable housing, reducing carbon emissions, and increasing community safety. The PNM Resources Foundation continued to expand its matching and volunteer grant programs and the annual amount of matching donations available to each of its employees was increased. PNM Resources Foundation awarded additional grants to non-profits providing relief for the fires in northern and southern New Mexico in the first half of 2022. The PNM Resources Foundation also approved an increase to the amount awarded to employees, through the employee crisis management fund, who have been affected by the wildfires. In December 2021, the PNM Resources Foundation was nominated for the Albuquerque Business First 2022 Philanthropy Award. In 2023, the Foundation will celebrate its 40th year of serving community needs highlighting education, inclusion, the environment and community vitality.

Economic Factors

PNM – In the three months ended March 31, 2023, PNM experienced an increase of 1.1% in weather normalized residential load. Weather normalized commercial load experienced an increase of 4.9% compared to 2022. In addition, PNM experienced a decrease in industrial load of 8.1% compared to 2022.

TNMP – In the three months ended March 31, 2023, TNMP experienced a decrease of 1.3% in volumetric weather normalized retail load compared to 2022. Weather normalized demand-based load, excluding retail transmission consumers increased 26.3% in the three months ended March 31, 2023 compared to 2022.

The Company is closely monitoring the impacts on the capital markets of other macroeconomic conditions, including actions by the Federal Reserve to address inflationary concerns or other market conditions, and geopolitical activity. The Company has not experienced, nor does it expect significant negative impacts to customer usage at PNM and TNMP resulting from these economic impacts. However, if current economic conditions worsen, the Company may be required to implement additional measures such as reducing or delaying operating and maintenance expenses and planned capital expenditures.

Results of Operations

Net earnings attributable to PNMR were $55.0 million, or $0.64 per diluted share in the three months ended March 31, 2023 compared to $16.0 million, or $0.19 per diluted share in 2022. Among other things, earnings in the three months ended March 31, 2023 benefited from higher weather normalized retail load at PNM, higher transmission margin at PNM and TNMP, higher demand-based load at TNMP, higher distribution rates at TNMP, increased performance on PNM's NDT, coal mine reclamation and SJGS decommissioning investment securities, and decreased operational and maintenance expense and depreciation at PNM primarily due to the retirement of SJGS and the disposition of the PVNGS Unit 1 Leased Interest. These increases were partially offset by milder weather at TNMP, higher employee related, outside services and vegetation management expenses at PNM and TNMP, increased depreciation and property taxes at TNMP due to increased plant in service, lower AMS carrying charges at TNMP, and higher interest charges at PNM, TNMP and Corporate and Other. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR and PNM have revolving credit facilities with capacities of $300.0 million and $400.0 million that expire in October 2025. Starting in November 2024, the revolving credit facilities will adjust to $285.0 million for PNMR and $380.0 million for PNM until October 2025, with a one-year extension option that, if exercised, would extend the maturity to October 2026, subject to approval by a majority of the lenders. Both facilities provide for short-term borrowings and letters of credit. In addition, PNM has a $40.0 million revolving credit facility that expires in May 2026, and TNMP has a $100.0 million revolving credit facility that expires in September 2025 with a one-year extension option that, if exercised, would extend the maturity to September 2026, subject to approval by a majority of the lenders. Total availability for PNMR on a consolidated basis was $705.8 million at April 28, 2023. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $5.2 billion for 2023 - 2027, including amounts expended through March 31, 2023. These construction expenditures include expenditures for PNM’s capital initiatives that include investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM Grid Modernization Application.

As discussed in Note 9, in November 2022, PNMR entered into a distribution agreement, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through sales agents under the PNMR 2022 ATM Program. During the first quarter of 2023, PNMR entered into the 2023 Forward Sale Agreements relating to the sale of 504,452 shares and 528,082 shares of common stock, at an average initial forward sale price of $48.49 per share and $48.30 per share, respectively.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

After considering the effects of these financings and the Company's short-term liquidity position as of April 28, 2023, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $541.1 million through May 2024. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2023-2027 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of March 31, 2023 and April 28, 2023, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended March 31,
	2023	2022	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$55.0	$16.0	$39.0
Average diluted common and common equivalent shares	86.1	86.2	(0.1)
Net earnings attributable to PNMR per diluted share	$0.64	$0.19	$0.45

The components of the change in net earnings attributable to PNMR are:

Three Months Ended
March 31, 2023
(In millions)
PNM	$50.3
TNMP	(5.1)
Corporate and Other	(6.2)
Net change	$39.0

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

	Three Months Ended March 31,
	2023	2022	Change
	(In millions)

Gross margin	$140.4	$108.9	$31.5
Energy production costs	22.4	33.6	(11.2)
Transmission and distribution costs	13.9	11.6	2.3
Depreciation and amortization	43.7	45.8	(2.1)
Utility margin	$220.3	$199.9	$20.4

The following table summarizes the operating results for PNM:

	Three Months Ended March 31,
	2023	2022	Change
	(In millions)
Electric operating revenues	$430.2	$338.7	$91.5
Cost of energy	209.9	138.8	71.1
Utility margin	220.3	199.9	20.4
Operating expenses	98.7	109.1	(10.4)
Depreciation and amortization	43.7	45.8	(2.1)
Operating income	77.9	45.0	32.9
Other income (deductions)	11.9	(22.1)	34.0
Interest charges	(18.1)	(14.6)	(3.5)
Segment earnings before income taxes	71.7	8.4	63.3
Income (taxes)	(11.8)	(0.8)	(11.0)
Valencia non-controlling interest	(5.1)	(3.1)	(2.0)
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings	$54.6	$4.3	$50.3

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended March 31,
			Percentage
	2023	2022	Change
	(Gigawatt hours, except customers)
Residential	805.1	795.3	1.2%
Commercial	834.3	795.7	4.9
Industrial (1)	460.6	410.9	12.1
Public authority	42.8	45.0	(4.9)
Economy energy service (2)	147.9	133.5	10.8
Wholesale energy sales (3)	1,324.7	1,900.8	(30.3)
	3,615.4	4,081.2	(11.4)%
Average retail customers (thousands)	546.5	542.0	0.8%

(1) PNM purchases renewable energy for a large customer under a special service rate on the customer’s behalf and delivers the energy to the customer’s location. PNM charges the customer for the cost of the renewable energy as a direct pass through to the customer and includes the associated GWh in the table above.
(2) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.
(3) Decrease primarily reflects termination of agreements to sell power from SJGS Unit 4 in 2022, including energy related to merchant capacity of 65 MW and the 100 MW hazard sharing agreement with Tri-State.

Operating Results – Three Months Ended March 31, 2023, compared to 2022

The following table summarizes the significant changes to gross margin:

Three Months Ended March 31, 2023
Change
Gross margin:	(In millions)

Utility margin (see below)	$20.4
Depreciation and amortization (see below)	2.1
Lower plant maintenance costs primarily due to the retirement of SJGS and the disposition of the PVNGS Unit 1 Leased Interest, partially offset by higher plant maintenance costs at gas fired plants, Four Corners and the remaining interests in PVNGS	11.5
Higher employee related, outside services, and vegetation management expenses	(1.6)
Other	(0.9)
Net Change	$31.5

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2023
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 1.1% for residential customers and 4.9% for commercial customers, partially offset by decreased sales to industrial customers of 8.1%	$3.2
Weather – Colder weather in the first quarter of 2023; heating degree days were 1.6% higher in 2023	0.1
Transmission – Increase in revenues primarily due to higher market prices and higher volumes	13.9
Rate riders – Includes renewable energy, FPPAC, and energy efficiency riders	1.0
Other	2.2
Net Change	$20.4

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2023
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs primarily due to the retirement of SJGS and the disposition of the PVNGS Unit 1 Leased Interest, partially offset by higher plant maintenance costs at gas fired plants, Four Corners and the remaining interests in PVNGS	$(12.5)
Higher employee related, outside services, and vegetation management expenses	3.4
Decreased costs associated with the accelerated recovery of SNCRs on SJGS Units 1 and 4	(1.1)
Lower property taxes due to the retirement of SJGS, partially offset by higher property taxes due to increases in utility plant in service	(0.1)
Other	(0.1)
Net Change	$(10.4)

Depreciation and amortization:

Increased utility plant in service	$1.4
Lower depreciation due to the retirement of SJGS	(3.0)
Lower depreciation due to the disposition of the PVNGS Unit 1 Leased Interest	(0.6)
Other	0.1
Net Change	$(2.1)

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$33.0
Higher interest income and lower trust expenses related to investment securities in the NDT, coal mine reclamation and SJGS decommissioning trusts	1.4
Other	(0.4)
Net Change	$34.0

Interest charges:

Higher interest on term loans	$(2.8)
Higher interest on short-term borrowings	(2.4)
Higher debt AFUDC	2.0
Other	(0.3)
Net Change	$(3.5)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(15.6)
Higher amortization of federal excess deferred income taxes	3.7
Other	0.9
Net Change	$(11.0)

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

Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended March 31,
	2023	2022	Change
	(In millions)

Gross margin	$46.3	$45.3	$1.0
Transmission and distribution costs	8.3	6.9	1.4
Depreciation and amortization	27.4	23.6	3.8
Utility margin	$82.1	$75.8	$6.3

The following table summarizes the operating results for TNMP:

	Three Months Ended March 31,
	2023	2022	Change
	(In millions)
Electric operating revenues	$113.9	$105.4	$8.5
Cost of energy	31.8	29.6	2.2
Utility margin	82.1	75.8	6.3
Operating expenses	32.9	27.9	5.0
Depreciation and amortization	27.4	23.6	3.8
Operating income	21.8	24.2	(2.4)
Other income	0.3	2.1	(1.8)
Interest charges	(10.4)	(9.2)	(1.2)
Segment earnings before income taxes	11.6	17.2	(5.6)
Income (taxes)	(1.6)	(2.2)	0.6
Segment earnings	$10.0	$15.1	$(5.1)

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended March 31,
			Percentage
	2023	2022	Change
Volumetric load (1) (GWh)	628.4	698.0	(10.0)%
Demand-based load (2) (MW)	6,701.6	5,652.4	18.6%
Average retail consumers (thousands) (3)	270.3	266.3	1.5%

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

Operating Results – Three Months Ended March 31, 2023, compared to 2022

The following table summarizes the significant changes to gross margin:

Three Months Ended March 31, 2023
Change
Gross margin:	(In millions)

Utility margin (see below)	$6.3
Depreciation and amortization (see below)	(3.8)
Higher employee related, outside services expenses, and vegetation management expenses, excluding administrative costs	(1.3)
Other	(0.2)
Net Change	$1.0

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2023
Change
Utility margin:	(In millions)

Transmission rate relief – Transmission cost of service rate increases in March 2022 and September 2022	$4.6
Distribution rate relief – Distribution cost of service rate increases in September 2022	1.8
Volumetric-based consumer usage/load – Weather normalized KWh sales decreased 1.3%; the number of volumetric consumers increased 1.6%	(0.2)
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 26.3% primarily due to new cryptocurrency loads	3.9
Weather – Milder weather in the first quarter of 2023; heating degree days were 35.1% lower in 2023	(2.0)
Rate Riders and other– Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses	(1.8)
Net Change	$6.3

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2023
Change
Operating expenses:	(In millions)

Higher employee related, outside services expenses, and vegetation management expenses	$2.8
Higher property taxes due to increased utility plant in service	1.4
Higher energy efficiency expense and rate case amortization which are offset in utility margin	0.3
Other	0.5
Net Change	$5.0

Three Months Ended March 31, 2023
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$3.8
Net Change	$3.8

Other income (deductions):

Lower AMS carrying charges	$(1.1)
Lower equity AFUDC	(0.3)
Other	(0.4)
Net Change	$(1.8)

Interest charges:

Issuance of first mortgage bonds in 2022	$(1.6)
Higher interest on revolving short-term borrowings	(1.0)
Higher debt AFUDC	1.1
Other	0.3
Net Change	$(1.2)

Income (taxes) benefits:

Lower segment earnings before income taxes	$1.1
Lower amortization of excess deferred income taxes	(0.9)
Other	0.4
Net Change	$0.6

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2023	2022	Change
	(In millions)
Electric operating revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(6.3)	(5.1)	(1.2)
Depreciation and amortization	6.9	6.3	0.6
Operating income (loss)	(0.6)	(1.2)	0.6
Other income (deductions)	(0.2)	(0.2)	—
Interest charges	(12.4)	(2.5)	(9.9)
Segment (loss) before income taxes	(13.2)	(3.9)	(9.3)
Income (taxes) benefit	3.6	0.5	3.1
Segment (loss)	$(9.6)	$(3.4)	$(6.2)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three months ended March 31, 2023 includes a decrease of $0.7 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended March 31, 2023 compared to 2022
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2023
Change
Other income (deductions):	(In millions)

Decrease in donations and other contributions	$0.1
Lower equity method investment income from NMRD	(0.1)
Net Change	$—

Interest charges:

Higher interest on term loans	$(9.2)
Higher interest on short-term borrowings	(0.7)
Net Change	$(9.9)

Income (taxes) benefits:

Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	$0.7
Higher segment loss before income taxes	2.4
Net Change	$3.1

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2023, compared to March 31, 2022, are summarized as follows:

	Three Months Ended March 31,
	2023	2022	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$131.5	$116.6	$14.9
Investing activities	(251.4)	(211.9)	(39.5)
Financing activities	120.0	98.5	21.5
Net change in cash and cash equivalents	$0.1	$3.3	$(3.2)

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

Cash Flows from Investing Activities

The changes in PNMR’s cash flows used in investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities include purchases and sales of investment securities in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts as well as activity related to NMRD.

Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Three Months Ended March 31,
	2023	2022	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(18.8)	$(11.7)	$(7.1)
Transmission and distribution	(119.1)	(78.3)	(40.8)
Nuclear fuel	(5.4)	(6.4)	1.0
	(143.3)	(96.4)	(46.9)
TNMP:
Transmission	(31.0)	(36.2)	5.2
Distribution	(78.0)	(64.4)	(13.6)
	(109.0)	(100.6)	(8.4)
Corporate and Other:
Computer hardware and software	(12.1)	(12.9)	0.8
	(264.4)	(209.9)	(54.5)

Other Cash Flows from Investing Activities
Proceeds from sale of PVNGS plant assets (Note 13)	$28.4	$—	$28.4
Proceeds from sales of investment securities	91.8	125.2	(33.4)
Purchases of investment securities	(95.8)	(127.8)	32.0
Investments in NMRD	(11.5)	—	(11.5)
Distributions from NMRD	—	0.6	(0.6)
Other, net	0.1	—	0.1
	13.0	(2.0)	15.0
Net cash flows used in investing activities	$(251.4)	$(211.9)	$(39.5)

Cash Flows from Financing Activities

The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings increased $177.4 million in 2023 compared to an increase of $23.3 million in 2022, resulting in a net increase in cash flows from financing activities of $154.1 million

Financing Activities

See Note 7 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K and Note 9 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC.

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

On April 28, 2023, PNM entered into the PNM 2023 Note Purchase Agreement for the sale and issuance of $200.0 million aggregate principal amount of two series of senior unsecured notes offered in private placement transactions. PNM issued $150.0 million of the PNM 2023 SUNs at 5.51%, due April 28, 2035, and another $50.0 million at 5.92%, due April 28, 2053. Proceeds from the PNM 2023 SUNs were used to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, funding of capital expenditures and for general corporate purposes.

On April 28, 2023, TNMP entered into the TNMP 2023 Bond Purchase Agreement for the sale of $185.0 million aggregate principal amount of two series of TNMP first mortgage bonds offered in private placement transactions. TNMP issued the first series of $130.0 million of the TNMP 2023 Bonds on April 28, 2023, at a 5.01% interest rate, due April 28, 2033. The second series of $55.0 million will be issued on or before July 28, 2023, at a 5.47% interest rate, due July 28, 2053. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes.

As discussed in Note 9, in November 2022, PNMR entered into the PNMR 2022 ATM Program. During the first quarter of 2023, PNMR entered into forward sale agreements with each of Bank of America, N.A. and Wells Fargo Bank, N.A. as forward purchasers relating to the sale of 504,452 shares and 528,082 shares of common stock, respectively, under the PNMR 2022 ATM Program. The average initial forward sale price of $48.49 per share and $48.30 per share, respectively, are subject to adjustments based on a net interest rate factor and by future dividends paid on PNMR common stock as specified in the forward sale agreements. PNMR did not initially receive any proceeds upon the execution of these agreements and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement of the forward sale agreements on or before a date that is 12 months from the agreement effective dates. Refer to Note 9 for information regarding The Company's settlement options and related accounting treatment. As of March 31, 2023, no shares have been settled under the 2023 Forward Sale Agreements.

On March 15, 2023, PNMR entered into an approximately 6-month hedging arrangement, effective March 17, 2023, for $150.0 million to hedge an equal amount of its variable rate debt, whereby it effectively established a fixed interest rate of 4.57%. On March 15, 2023, PNMR entered into two separate 12-month hedging arrangements, effective January 1, 2024, for $150.0 million each, totaling $300.0 million, to hedge an equal amount of its variable rate debt, whereby it effectively established fixed interest rates of 3.57% and 3.62%. On May 4, 2023, PNMR entered into three separate 12-month hedging arrangements, effective January 1, 2024, for $100.0 million each, totaling $300.0 million to hedge an equal part of its variable rate debt, whereby it effectively established fixed interest rates of 3.32%, 3.32%, and 3.38%. All of these hedging agreements establish the fixed rate indicated for the indicated amount of variable rate debt, above which a customary spread over SOFR is applied, which is subject to change if there is a change in PNMR's credit rating. These hedge agreements will also be accounted for as cash flow hedges.

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock.

Key activities in PNMR’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through March 31, 2023, are:

	2023	2024-2027	Total
	(In millions)
Construction expenditures	$1,027.2	$3,574.9	$4,602.1
Dividends on PNMR common stock	126.2	510.8	637.0
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,153.9	$4,087.8	$5,241.7

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include amounts for PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM's Grid Modernization Application, which provides for a more resilient, reliable, efficient, and decarbonized electric system. Not included in the table above are incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to PNMR. See Note 6 of the Notes to the Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the three months ended March 31, 2023, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
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

Liquidity

PNMR’s liquidity arrangements include the $300.0 million PNMR Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $100.0 million TNMP Revolving Credit Facility. In January 2023, both PNMR and PNM exercised a one-year extension option on their respective credit facilities, extending maturity through October 2025; provided that, effective November 1, 2024, the amount of the PNMR Revolving Credit Facility will adjust to $285.0 million and the amount of the PNM Revolving Credit Facility will adjust to $380.0 million because one lender in each facility did not agree to the one-year extension to October 2025. Both credit facilities contain an additional one-year extension option that, if exercised, would extend the maturity through October 2026, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility through May 20, 2026. In January 2023, TNMP exercised a one-year extension option on the TNMP Revolving Credit Facility, extending the maturity to September 23, 2025, The TNMP Revolving Credit Facility contains an additional one-year extension option that, if exercised, would extend the maturity to September 23, 2026, subject to approval by a majority of the lenders. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended March 31, 2023
Range of Borrowings	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$80.0	$170.9
PNM New Mexico Credit Facility	25.0	40.0
TNMP Revolving Credit Facility	36.7	100.0
PNMR Revolving Credit Facility	9.4	98.5

At March 31, 2023, the weighted average interest rates were 6.14% for the PNM Revolving Credit Facility, 6.11% for the PNM New Mexico Credit Facility, 5.71% for the TNMP Revolving Credit Facility and 6.38% for the PNMR Revolving Credit Facility.

The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 9. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2023-2027 period. This could include new debt and/or equity issuances. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. Market conditions, such as rising interest rates, may raise the cost of borrowing under the Company's current and future liquidity arrangements or other variable debt. In addition, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.

As of April 28, 2023, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of April 28, 2023, is as follows:

	PNM	TNMP	PNMR Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$100.0	$300.0	$800.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	100.0	300.0	840.0

Amounts outstanding as of April 28, 2023:
Revolving Credit Facility	26.4	11.5	88.2	126.1
PNM New Mexico Credit Facility	5.0	—	—	5.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	31.4	11.5	91.3	134.2

Remaining availability as of April 28, 2023	$408.6	$88.5	$208.7	$705.8
Invested cash as of April 28, 2023	$—	$—	$0.9	$0.9

In addition to the above, PNMR has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of April 28, 2023, PNM, TNMP, and PNMR Development had $6.2 million of borrowings from PNMR under their intercompany loan agreements and PNMR had no in intercompany borrowings from PNMR Development. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires March 2025. PNM has a shelf registration statement for up to $650.0 million of senior unsecured notes that expires in May 2023.

Other Material Cash Requirements

PNMR, PNM, and TNMP have contractual obligations for long-term debt, minimum lease payments, coal contracts, coal mine reclamation, nuclear decommissioning, SJGS plant decommissioning, pension and retiree medical contributions, and certain other long-term obligations. See MD&A – Other Material Cash Requirements in the 2022 Annual Reports on Form 10-K.

Contingent Provisions of Certain Obligations

As discussed in the 2022 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include lease obligations as debt.

	March 31, 2023	December 31, 2022
PNMR
PNMR common equity	35.1%	34.9%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	64.7	64.9
Total capitalization	100.0%	100.0%
PNM
PNM common equity	49.4%	48.7%
Preferred stock	0.3	0.3
Long-term debt	50.3	51.0
Total capitalization	100.0%	100.0%
TNMP
Common equity	50.8%	50.6%
Long-term debt	49.2	49.4
Total capitalization	100.0%	100.0%

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

Greenhouse Gas Emissions Exposures

In 2022, GHG associated with PNM’s interests in its fossil-fueled generating plants included approximately 4.8 million metric tons of CO2, which comprises the vast majority of PNM’s GHG.

As of March 31, 2023, approximately 45% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG and reflects the retirement of SJGS. As PNM shifts its generation to cleaner energy resources the Company’s output of GHG continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. As described in Note 16 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K, PNM received approval for the December 31, 2017 shutdown of SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG from the Company’s owned interests in SJGS, below 2005 levels. In 2020, PNM received authorization for a June 2022 abandonment of SJGS Units 1 and 4. On February 17, 2022, PNM notified the NMPRC that PNM had acquired permission of the SJGS owners and coal mine to temporarily extend operation of SJGS Unit 4 until September 30, 2022. On June 30, 2022, SJGS Unit 1 shut down and on September 30, 2022, SJGS Unit 4 ceased operations. In addition, PNM has filed the Four Corners Abandonment Application with the NMPRC for approval to sell its ownership interest in Four Corners by the end of 2024, although the NMPRC denied PNM's abandonment of Four Corners on December 15, 2021. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application. On January 21, 2022, PNM filed its Statement of Issues regarding the appeal and on March 24, 2022, PNM filed its Brief in Chief. On March 28, 2023, the NM Supreme Court heard oral arguments on the appeal. See additional discussion of the SJGS and Four Corners Abandonment in Note 12. Retiring PNM’s share of SJGS in 2022 resulted in a GHG reduction from 2021 levels of 67% and exiting participation in Four Corners would result in a total reduction of approximately 88% of PNM's GHG emissions based upon 2021 GHG emissions from generation.

As of March 31, 2023, PNM owns 158 MW of solar facilities in commercial operation. In addition, PNM purchases renewable power under long-term PPAs to serve New Mexico retail customers, including the data center located in PNM's service territory. At March 31, 2023, renewable energy procured under these agreements from wind, solar-PV, and geothermal facilities aggregated to 658 MW, 230 MW, and 11 MW. These agreements currently have expiration dates beginning in January 2035 and extending through May 2047. The NMPRC has approved PNM’s request to enter into additional PPAs for renewable energy for an additional 1,090 MW of energy from solar-PV facilities combined with 620 MW of battery storage agreements with an anticipated 400 MW of solar and 170 MW of battery storage expected to come online in 2023. The entire portfolio of replacement resources approved by the NMPRC in PNM’s SJGS Abandonment Application includes replacement of SJGS capacity with the procurement of 550 MW of solar PPAs combined with 270 MW of battery storage agreements. The PVNGS Leased Interest Abandonment Application approved by the NMPRC for replacement of 114 MW of PVNGS capacity and to ensure system reliability and load needs are met includes procurement of 300 MW of solar PPA combined with 300 MW of battery storage agreements. In addition, the NMPRC issued an order that will allow PNM to service a data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage with an operational date in 2024 and a 50 MW solar PPA expected to be operational in 2023. Approval of these renewable energy and battery resources should further reduce any exposure to GHG emissions risk. These estimates are subject to change due to underlying variables, including changes in PNM's generation portfolio, supplier's ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 11 and 12.

PNM also has a customer distributed solar generation program that represented 250.1 MW at March 31, 2023. PNM’s distributed solar programs will generate an estimated 500.2 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 6,686 GWh of electricity through 2022. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 1,155 GWh of electricity savings, which will avoid an estimated 1.0 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

On August 16, 2022, President Biden signed the IRA providing nearly $370 billion in climate action over the next decade. The legislation is aimed at reducing carbon emissions by investing in a variety of efforts, including tax credits for renewables, battery storage, and carbon capture.

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

The ETA was signed into New Mexico state law and became effective on June 14, 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Under the ETA provisions, PNM will also be required to meet a generation emission standard of no more than 400 lbs. of CO2 per MWh beginning in 2023 and not more than 200 lbs. per MWh beginning in 2032. PNM takes this requirement into account in its resource planning, and it is expected that the standards will be met with the approved resource retirements and replacements. The ETA provides for a transition from fossil-fuel generating resources to renewable and other carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds provided by energy transition bonds must be used only for purposes related to providing utility service to customers and to pay energy transition costs (as defined by the ETA). These costs may include plant decommissioning and coal mine reclamation costs, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine and to promote economic development, education and job training in areas impacted by the retirement of coal-fired facilities. Energy transition bonds must be issued under a NMPRC approved financing order, are secured by "energy transition property", are non-recourse to the issuing utility, and are repaid by a non-bypassable charge paid by all customers of the issuing utility. See additional discussion of the ETA in Note 11.

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

PNM has calculated GHG reductions that would result from scenarios that includes PNM’s retirement of its share of the SJGS in 2022 and assumes exiting Four Corners in either 2024 or 2031 and PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% emissions-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the U.S. INDC of 50% to 52% carbon emissions reduction by 2030 and the Biden Administration's goal of net-zero carbon emissions economy-wide by 2050. On April 1, 2020, the NMPRC approved PNM’s application to retire its share of SJGS in 2022. PNM filed for abandonment of Four Corners on January 8, 2021. See Note 12.

PNM will continue to monitor the United States’ participation in the Paris Agreement and other parties’ involvement in these types of international accords, but the potential impact that such accords may have on the Company cannot be determined at this time.

Assessment of Legislative/Regulatory Impacts

The Company has assessed, and continues to assess, the impacts of climate change legislation and regulation on its business.  This assessment is ongoing and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM’s assessment includes assumptions regarding specific GHG limits; the timing of implementation of these limits; the possibility of a market-based trading program, including the associated costs and the availability of emission credits or allowances; the development of emission reduction and/or renewable energy technologies; and provisions for cost containment. Moreover, the assessment assumes various market reactions such as the price of coal and gas and regional plant economics.  These assumptions are, at best, preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation or regulation could, among other things, result in significant compliance costs, including large capital expenditures by PNM, and could jeopardize the Company's reputation as well as the economic viability of certain generating facilities. See Notes 11 and 12.  While PNM currently expects the retirement of SJGS in 2022 will provide savings to customers, the ultimate consequences of increased stakeholder scrutiny related to climate change and environmental regulation could lead to increased costs to customers and affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced usage of electricity.  PNM’s assessment process is evolving and is too speculative at this time for a meaningful prediction of the long-term financial impact.

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

Other Matters

See Notes 11 and 12 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters.

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

As of March 31, 2023, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2022 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors, which are neither presented in order of importance nor weighted, include:

•The expected timing and likelihood of completion of the pending Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending Merger that could reduce anticipated benefits or cause the parties to abandon the transaction
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement
•The risk that the parties may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all
•The risk that the proposed Merger could have an adverse effect on the ability of PNMR to retain and hire key personnel and maintain relationships with its customers and suppliers, and on its operating results and businesses generally
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the outcome of the 2024 Rate Change, prudence of PNM’s undepreciated investments in Four Corners and recovery of PNM’s investments and other costs associated with that plant, revisions to its rates to remove SJGS by issuing rate credits prior to issuing Securitized Bonds and the establishment of the Energy Transition Charge, and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the 2024 Rate Change, other regulatory proceedings, or resulting from potential mid-term or long-term impacts related to COVID-19
•Uncertainty relating to PNM's decision to return the leased generating capacity in PVNGS Units 1 and 2 at the expiration of their lease terms in 2023 and 2024, including future regulatory outcomes relating to the ratemaking treatment
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the changes in PNM's generation entitlement share for PVNGS following termination of the leases in 2023 and 2024, and the proposed exit from Four Corners
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings including the 2024 Rate Change
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt and access the financial markets in order to provide financing to repay or refinance debt as it comes due and for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates resulting from any negative impacts from the 2024 Rate Change or other regulatory proceedings, economic impacts of COVID-19, actions by the Federal Reserve, geopolitical activity, or the entry into the Merger Agreement
•The risks associated with the cost and completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including renewable energy resources, and approved PPAs related to replacement resources for facilities to be retired or for which the leases will terminate), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the impacts of COVID-19, as well as the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the interpretation of changes in tax laws, the Inflation Reduction Act of 2022, the Infrastructure Investment and Jobs Act, and other matters
•Risks related to climate change, including potential financial and reputational risks resulting from increased stakeholder scrutiny related to climate change, litigation, legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets, including the impacts to transmission margins

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

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, and TNMP’s 2022 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages the scope of its various forms of market risk through a comprehensive set of policies and procedures with oversight by senior level management through the Risk Management Committee (“RMC”). The Board’s Finance Committee sets the risk limit parameters. The RMC has oversight over the risk control organization. The RMC is assigned responsibility for establishing and enforcing the policies, procedures, and limits and evaluating the risks inherent in proposed transactions on an enterprise-wide basis. The RMC’s responsibilities include:

•Establishing policies regarding risk tolerance levels and activities in each of the business segments
•Approving new types of derivatives entered into for marketing and hedging
•Reviewing and approving hedging risk activities
•Establishing policies regarding counterparty credit exposure and limits
•Authorizing and delegating transaction limits
•Reviewing and approving controls and procedures for derivative activities
•Reviewing and approving models and assumptions used to calculate mark-to-market and market risk exposure
•Proposing risk limits to the Board’s Finance Committee for its approval
•Reporting to the Board’s Audit and Finance Committees on these activities

To the extent an open position exists, fluctuating commodity prices, interest rates, equity prices, and economic conditions can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results, or financial position.

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2023, and the year ended December 31, 2022, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. In the three months ended March 31, 2023 and 2022, the effects of mark-to-market commodity derivative instruments had no impact to PNM's net earnings and $17.2 million and $2.1 million of fair value losses have been recorded as a regulatory asset. All of the fair values as of March 31, 2023, were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by the end of 2023.
The Company manages risks associated with market fluctuations by utilizing various commodity instruments that may qualify as derivatives, including futures, forwards, options, and swaps. PNM uses such instruments to hedge its exposure to changes in the market prices of electricity and natural gas. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC.

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

Schedule of Credit Risk Exposure
March 31, 2023
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$12,756	2	$9,248
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	256	—	—
Non-investment grade	—	—	—
Total	$13,012		$9,248

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At March 31, 2023, PNMR held $0.2 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of March 31, 2023, was $7.0 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of PNM’s and TNMP's long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-term debt must be refinanced, repriced or redeemed. PNMR's debt and the revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates continue to rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity and hedging arrangements like those executed by PNMR in May, September, October 2022 and March 2023 and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities and term loans are based on SOFR. At April 28, 2023, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	6.47%	$88,200	$300,000
PNM Revolving Credit Facility	6.15	26,400	400,000
PNM New Mexico Credit Facility	6.31	5,000	40,000
TNMP Revolving Credit Facility	5.85	11,500	100,000
		$131,100	$840,000
Long-term Debt:
PNMR 2021 Delayed-Draw Term Loan	6.05%	$1,000,000
PNM 2022 Term Loan	5.71	225,000
		$1,225,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $431.3 million at March 31, 2023, of which 56.6% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2023, the decrease in the fair value of the fixed-rate securities would be 2.1%, or $5.1 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at March 31, 2023. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 32.6% of the securities held by the trusts as of March 31, 2023. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $14.1 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•Cooling Water Intake Structures
•Santa Fe Generating Station
•Texas Winter Storm
Note 12

•PNMR – Merger Regulatory Proceedings
•PNM – 2024 Rate Change
•PNM – 2020 Decoupling Petition
•PNM – FPPAC Continuation Application
•PNM – Integrated Resource Plan
•PNM – SJGS Abandonment Application
•PNM – Four Corners Abandonment Application
•PNM – Grid Modernization Application
•PNM – Community Solar Act
•PNM – FERC Order 864
•TNMP – Transmission Cost of Service Rates
•TNMP – Periodic Distribution Rate Adjustment

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR's, PNM's, and TNMP's Annual Reports on Form 10-K for the year ended December 31, 2022.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1	PNMR
Amendment to Merger Agreement, dated as of April 12, 2023, by and among PNM Resources, Inc., Avangrid, Inc., and NM Green Holdings, Inc. (incorporated by reference to Exhibit 2.1 to PNMR's Current Report on Form 8-K filed April 12, 2023)

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including October 24, 2017 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed October 25, 2017)

3.5	PNM	Bylaws of PNM, with all amendments to and including July 1, 2022 (incorporated by reference to Exhibit 3.5 to PNM’s Report on Form 8-K filed July 1, 2022)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNMR	2023 Officer Annual Incentive Plan dated April 19, 2023

10.2	PNMR	2023 Long-Term Incentive Plan dated April 19, 2023

10.3	PNM
Note Purchase Agreement, dated April 28, 2023, between Public Service Company of New Mexico and the purchasers named therein (incorporated by reference to Exhibit 10.1 to PNM's Current Report on Form 8-K filed April 28, 2023)

10.4	TNMP
Eighteenth Supplemental Indenture, dated as of April 28, 2023, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to PNM's Current Report on Form 8-K filed April 28, 2023)

10.5	TNMP
Bond Purchase Agreement, dated April 28, 2023, between Texas-New Mexico Power Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to PNM's Current Report on Form 8-K filed April 28, 2023)

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

PNM RESOURCES, INC. TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	May 5, 2023	/s/ Henry E. Monroy
Henry E. Monroy
Vice President and Corporate Controller
(Officer duly authorized to sign this report)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	May 5, 2023	/s/ Henry E. Monroy
Henry E. Monroy
Vice President, Regulatory and Corporate Controller
(Officer duly authorized to sign this report)