Form 10-Q
period 2023-06-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2023-08-04
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of July 28, 2023, 85,834,874 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of July 28, 2023, was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of July 28, 2023, was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2023 Forward Sale Agreements	PNMR's forward sale agreements under the PNMR 2022 ATM Program
2024 Rate Change	PNM's request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
AFUDC	Allowance for Funds Used During Construction
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
CAA	Clean Air Act
CAISO	California Independent System Operator
CCAE	Coalition for Clean Affordable Energy
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CFIUS	Committee on Foreign Investment in the United States
CO2	Carbon Dioxide
COVID-19	Novel coronavirus global pandemic
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
End Date	The date at which the Merger Agreement may be terminated if the Effective Time has not yet occurred; January 20, 2022, subsequently extended to April 20, 2023, then July 20, 2023, and currently December 31, 2023
Energy Transition Charge	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
Grid Modernization Application	PNM's October 3, 2022 application for approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy

GWh	Gigawatt hours
HSR Act	Hart-Scott Rodino Antitrust Improvement Act of 1976
Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
Joint Applicants	PNM, PNMR, Merger Sub, Avangrid and Iberdrola
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub, as amended by the amendments to the Merger Agreement dated January 3, 2022, April 12, 2023, and June 19, 2023
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined below)
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility
PNM 2022 Delayed- Draw Term Loan	PNM's $225.0 million Unsecured Term Loan that matures February 5, 2024

PNM 2023 Note Purchase Agreement	PNM's agreement for sale of PNM's 2023 SUNs
PNM 2023 SUNs	PNM's $200.0 million Senior Unsecured Notes issued on April 28, 2023
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2021 Delayed-Draw Term Loan	PNMR’s $1.0 billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
PNMR 2022 ATM Program	PNMR's distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through the sales agents
PNMR 2023 Term Loan	PNMR's $500.0 million term loan that matures on June 30, 2026
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of Securitized Bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP's General Rate Case Application filed on May 30, 2018
TNMP 2022 Bonds	TNMP's First Mortgage Bonds to be issued under the TNMP 2022 Bond Purchase Agreement
TNMP 2022 Bond Purchase Agreement	TNMP's Agreement for the sale of an aggregate $160.0 million of TNMP's 2022 Bonds
TNMP 2023 Bonds	TNMP's First Mortgage Bonds to be issued under the TNMP 2023 Bond Purchase Agreement
TNMP 2023 Bond Purchase Agreement	TNMP's Agreement for the sale of an aggregate $185.0 million of TNMP's 2023 Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 million Secured Revolving Credit Facility ($100.0 million as of May 13, 2022)
Tri-State	Tri-State Generation and Transmission Association, Inc.
U.S.	The Unites States of America

US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
Western Spirit Line	An approximately 150-mile 345-kV transmission line that PNM purchased in December 2021
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)

Electric Operating Revenues	$477,156	$499,730	$1,021,233	$943,848
Operating Expenses:
Cost of energy	172,452	195,596	414,138	364,010
Administrative and general	54,039	51,342	109,149	107,203
Energy production costs	25,599	42,499	47,957	76,065
Regulatory disallowances and restructuring costs	3,731	1,399	3,731	1,399
Depreciation and amortization	79,139	76,769	157,213	152,533
Transmission and distribution costs	25,465	21,156	47,661	39,622
Taxes other than income taxes	24,401	24,577	49,963	48,556
Total operating expenses	384,826	413,338	829,812	789,388
Operating income	92,330	86,392	191,421	154,460
Other Income and Deductions:
Interest income	5,359	3,327	10,202	7,619
Gains (losses) on investment securities	3,777	(41,795)	10,219	(68,368)
Other income	5,600	5,151	8,693	9,481
Other (deductions)	(3,515)	(3,641)	(6,008)	(5,882)
Net other income and deductions	11,221	(36,958)	23,106	(57,150)
Interest Charges	45,899	29,217	86,822	55,437
Earnings before Income Taxes	57,652	20,217	127,705	41,873
Income Taxes	8,229	1,094	18,009	3,532
Net Earnings	49,423	19,123	109,696	38,341
(Earnings) Attributable to Valencia Non-controlling Interest	(3,987)	(3,630)	(9,114)	(6,725)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings Attributable to PNMR	$45,304	$15,361	$100,318	$31,352
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.53	$0.18	$1.17	$0.36
Diluted	$0.53	$0.18	$1.16	$0.36
Dividends Declared per Common Share	$0.3675	$0.3475	$0.7350	$0.6950

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net Earnings	$49,423	$19,123	$109,696	$38,341
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase (decrease) in unrealized holding gains arising during the period, net of income tax (expense) benefit of $(99), $744, $(1,158), and $2,401	291	(2,184)	3,402	(7,051)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $477, $366, $655, and $741	(1,401)	(1,074)	(1,925)	(2,176)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(303), $(451), $(606), and $(902)	891	1,325	1,782	2,650
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $(949), $(876), $(906), and $(876)	2,786	2,572	2,661	2,572
Reclassification adjustment for gains (losses) included in net earnings, net of income tax (expense) benefit of $(869), $301, $(304), and $301	2,552	(884)	893	(884)
Total Other Comprehensive Income (Loss)	5,119	(245)	6,813	(4,889)
Comprehensive Income	54,542	18,878	116,509	33,452
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,987)	(3,630)	(9,114)	(6,725)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income Attributable to PNMR	$50,423	$15,116	$107,131	$26,463

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$109,696	$38,341
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	173,851	169,942
Deferred income tax expense	17,132	2,405
(Gains) losses on investment securities	(10,219)	68,368
Stock based compensation expense	4,343	4,816
Regulatory disallowances and restructuring costs	3,731	1,399
Allowance for equity funds used during construction	(5,309)	(5,839)
Other, net	742	754
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	56,725	(36,893)
Materials, supplies, and fuel stock	(14,283)	(10,353)
Other current assets	(18,399)	9,773
Other assets	(6,407)	4,870
Accounts payable	(23,569)	4,954
Accrued interest and taxes	(8,000)	(2,312)
Other current liabilities	(23,360)	(2,615)
Other liabilities	(14,231)	(29,746)
Net cash flows from operating activities	242,443	217,864

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(537,004)	(475,732)
Proceeds from sale of PVNGS plant assets (Note 13)	28,372	—
Proceeds from sales of investment securities	274,777	230,880
Purchases of investment securities	(281,662)	(234,848)
Investments in NMRD	(14,750)	—
Other, net	4	512
Net cash flows used in investing activities	(530,263)	(479,188)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$94,500	$203,600
Long-term borrowings	960,000	238,000
Repayment of long-term debt	(685,000)	(104,500)
Awards of common stock	(9,618)	(7,625)
Dividends paid	(63,353)	(59,919)
Valencia’s transactions with its owner	(10,755)	(7,965)
Transmission interconnection and security deposit arrangements	29,362	46,643
Refunds paid under transmission interconnection and security deposit arrangements	(18,004)	(41,369)
Debt issuance costs and other, net	(5,750)	(3,161)
Net cash flows from financing activities	291,382	263,704

Change in Cash and Cash Equivalents	3,562	2,380
Cash and Cash Equivalents at Beginning of Period	4,078	1,104
Cash and Cash Equivalents at End of Period	$7,640	$3,484

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$82,947	$50,057
Income taxes paid (refunded), net	$1,400	$904

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$44,547	$47,626

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,640	$4,078
Accounts receivable, net of allowance for credit losses of $4,753 and $4,925	121,113	183,669
Unbilled revenues	67,504	63,473
Other receivables	31,233	20,320
Materials, supplies, and fuel stock	81,017	66,733
Regulatory assets	59,999	20,265
Prepaid assets	23,417	18,465
Income taxes receivable	2,875	2,351
Other current assets	9,839	31,624
Total current assets	404,637	410,978
Other Property and Investments:
Investment securities	433,192	417,476
Equity investment in NMRD	106,430	90,620
Other investments	175	177
Non-utility property, net	29,064	26,841
Total other property and investments	568,861	535,114
Utility Plant:
Plant in service, held for future use, and to be abandoned	9,223,619	9,164,564
Less accumulated depreciation and amortization	2,680,094	2,659,952
	6,543,525	6,504,612
Construction work in progress	593,995	372,988
Nuclear fuel, net of accumulated amortization of $29,912 and $43,985	77,679	95,223
Net utility plant	7,215,199	6,972,823
Deferred Charges and Other Assets:
Regulatory assets	932,294	846,686
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	50,104	55,982
Other deferred charges	177,578	157,497
Total deferred charges and other assets	1,438,273	1,338,462
	$9,626,970	$9,257,377

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$326,500	$232,000
Current installments of long-term debt	422,338	184,793
Accounts payable	147,593	215,708
Customer deposits	6,227	6,117
Accrued interest and taxes	69,307	76,783
Regulatory liabilities	3,226	17,002
Operating lease liabilities	8,825	18,781
Dividends declared	132	31,676
Transmission interconnection arrangement liabilities	28,527	20,473
Other current liabilities	95,564	87,037
Total current liabilities	1,108,239	890,370
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	3,927,625	3,892,594
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	861,445	822,831
Regulatory liabilities	766,343	755,202
Asset retirement obligations	227,592	223,377
Accrued pension liability and postretirement benefit cost	29,487	32,799
Operating lease liabilities	34,658	41,336
Other deferred credits	346,456	342,413
Total deferred credits and other liabilities	2,265,981	2,217,958
Total liabilities	7,301,845	7,000,922
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,423,827	1,429,102
Accumulated other comprehensive income (loss), net of income taxes	(59,235)	(66,048)
Retained earnings	897,651	828,878
Total PNMR common stockholders’ equity	2,262,243	2,191,932
Non-controlling interest in Valencia	51,353	52,994
Total equity	2,313,596	2,244,926
	$9,626,970	$9,257,377

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at March 31, 2023	$1,424,198	$(64,354)	$852,347	$2,212,191	$52,611	$2,264,802
Net earnings before subsidiary preferred stock dividends	—	—	45,436	45,436	3,987	49,423
Total other comprehensive income	—	5,119	—	5,119	—	5,119
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Awards of common stock	(1,224)	—	—	(1,224)	—	(1,224)
Stock based compensation expense	853	—	—	853	—	853
Valencia’s transactions with its owner	—	—	—	—	(5,245)	(5,245)
Balance at June 30, 2023	$1,423,827	$(59,235)	$897,651	$2,262,243	$51,353	$2,313,596

Balance at December 31, 2022	$1,429,102	$(66,048)	$828,878	$2,191,932	$52,994	$2,244,926
Net earnings before subsidiary preferred stock dividends	—	—	100,582	100,582	9,114	109,696
Total other comprehensive income	—	6,813	—	6,813	—	6,813
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(31,545)	(31,545)	—	(31,545)
Awards of common stock	(9,618)	—	—	(9,618)	—	(9,618)
Stock based compensation expense	4,343	—	—	4,343	—	4,343
Valencia’s transactions with its owner	—	—	—	—	(10,755)	(10,755)
Balance at June 30, 2023	$1,423,827	$(59,235)	$897,651	$2,262,243	$51,353	$2,313,596

Balance at March 31, 2022	$1,425,574	$(76,580)	$766,538	$2,115,532	$54,268	$2,169,800
Net earnings before subsidiary preferred stock dividends	—	—	15,493	15,493	3,630	19,123
Total other comprehensive income (loss)	—	(245)	—	(245)	—	(245)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Awards of common stock	(890)	—	—	(890)	—	(890)
Stock based compensation expense	1,764	—	—	1,764	—	1,764
Valencia’s transactions with its owner	—	—	—	—	(3,733)	(3,733)
Balance at June 30, 2022	$1,426,448	$(76,825)	$781,899	$2,131,522	$54,165	$2,185,687

Balance at December 31, 2021	$1,429,257	$(71,936)	$810,203	$2,167,524	$55,405	$2,222,929
Net earnings before subsidiary preferred stock dividends	—	—	31,616	31,616	6,725	38,341
Total other comprehensive income (loss)	—	(4,889)	—	(4,889)	—	(4,889)
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(59,656)	(59,656)	—	(59,656)
Awards of common stock	(7,625)	—	—	(7,625)	—	(7,625)
Stock based compensation expense	4,816	—	—	4,816	—	4,816
Valencia’s transactions with its owner	—	—	—	—	(7,965)	(7,965)
Balance at June 30, 2022	$1,426,448	$(76,825)	$781,899	$2,131,522	$54,165	$2,185,687

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)

Electric Operating Revenues	$338,242	$376,754	$768,407	$715,463
Operating Expenses:
Cost of energy	133,609	163,964	343,462	302,778
Administrative and general	48,745	47,114	97,718	97,461
Energy production costs	25,599	42,499	47,957	76,065
Regulatory disallowances and restructuring costs	3,731	1,399	3,731	1,399
Depreciation and amortization	44,064	45,981	87,750	91,771
Transmission and distribution costs	14,755	13,518	28,642	25,129
Taxes other than income taxes	13,324	12,844	26,828	26,409
Total operating expenses	283,827	327,319	636,088	621,012
Operating income	54,415	49,435	132,319	94,451
Other Income and Deductions:
Interest income	5,370	3,267	10,219	6,400
Gains (losses) on investment securities	3,777	(41,795)	10,219	(68,368)
Other income	2,721	2,863	5,172	5,911
Other (deductions)	(2,803)	(2,884)	(4,663)	(4,575)
Net other income and deductions	9,065	(38,549)	20,947	(60,632)
Interest Charges	20,766	14,523	38,888	29,095
Earnings before Income Taxes	42,714	(3,637)	114,378	4,724
Income Taxes (Benefits)	7,411	(1,182)	19,240	(359)
Net Earnings (Loss)	35,303	(2,455)	95,138	5,083
(Earnings) Attributable to Valencia Non-controlling Interest	(3,987)	(3,630)	(9,114)	(6,725)
Net Earnings (Loss) Attributable to PNM	31,316	(6,085)	86,024	(1,642)
Preferred Stock Dividend Requirements	(132)	(132)	(264)	(264)
Net Earnings (Loss) Available for PNM Common Stock	$31,184	$(6,217)	$85,760	$(1,906)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net Earnings (Loss)	$35,303	$(2,455)	$95,138	$5,083
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase (decrease) in unrealized holding gains arising during the period, net of income tax (expense) benefit of $(99), $744, $(1,158) and $2,401	291	(2,184)	3,402	(7,051)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $477, $366, $655, and $741	(1,401)	(1,074)	(1,925)	(2,176)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(303), $(451), $(606), and $(902)	891	1,325	1,782	2,650
Total Other Comprehensive Income (Loss)	(219)	(1,933)	3,259	(6,577)
Comprehensive Income (Loss)	35,084	(4,388)	98,397	(1,494)
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,987)	(3,630)	(9,114)	(6,725)
Comprehensive Income (Loss) Attributable to PNM	$31,097	$(8,018)	$89,283	$(8,219)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$95,138	$5,083
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	100,225	107,493
Deferred income tax expense	19,240	289
(Gains) losses on investment securities	(10,219)	68,368
Regulatory disallowances and restructuring costs	3,731	1,399
Allowance for equity funds used during construction	(4,299)	(4,768)
Other, net	1,800	1,757
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	54,666	(20,660)
Materials, supplies, and fuel stock	(11,334)	(9,076)
Other current assets	(21,778)	10,083
Other assets	(2,961)	5,174
Accounts payable	(20,197)	10,504
Accrued interest and taxes	762	2,320
Other current liabilities	(7,199)	579
Other liabilities	(11,643)	(21,658)
Net cash flows from operating activities	185,932	156,887

Cash Flows From Investing Activities:
Utility plant additions	(284,037)	(213,886)
Proceeds from sale of PVNGS plant assets (Note 13)	28,372	—
Proceeds from sales of investment securities	274,777	230,880
Purchases of investment securities	(281,662)	(234,848)
Other, net	3	513
Net cash flows used in investing activities	(262,547)	(217,341)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$(54,300)	$103,400
Long-term borrowings	330,000	73,000
Repayment of long-term debt	(185,000)	(104,500)
Dividends paid	(264)	(264)
Valencia’s transactions with its owner	(10,755)	(7,965)
Transmission interconnection and security deposit arrangements	18,362	40,243
Refunds paid under transmission interconnection and security deposit arrangements	(14,504)	(39,369)
Debt issuance costs and other, net	(3,333)	(1,851)
Net cash flows from financing activities	80,206	62,694

Change in Cash and Cash Equivalents	3,591	2,240
Cash and Cash Equivalents at Beginning of Period	2,985	19
Cash and Cash Equivalents at End of Period	$6,576	$2,259

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$34,293	$25,198
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$26,570	$21,083

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$6,576	$2,985
Accounts receivable, net of allowance for credit losses of $4,753 and $4,925	89,817	151,386
Unbilled revenues	50,385	45,282
Other receivables	28,631	13,877
Affiliate receivables	9,273	8,868
Materials, supplies, and fuel stock	67,225	55,890
Regulatory assets	57,838	18,333
Prepaid assets	14,592	10,085
Income taxes receivable	18,233	18,233
Other current assets	1,974	20,706
Total current assets	344,544	345,645
Other Property and Investments:
Investment securities	433,192	417,476
Other investments	73	76
Non-utility property, net	14,344	11,695
Total other property and investments	447,609	429,247
Utility Plant:
Plant in service, held for future use, and to be abandoned	5,979,148	6,007,464
Less accumulated depreciation and amortization	1,926,473	1,908,644
	4,052,675	4,098,820
Construction work in progress	422,446	300,772
Nuclear fuel, net of accumulated amortization of $29,912 and $43,985	77,679	95,223
Net utility plant	4,552,800	4,494,815
Deferred Charges and Other Assets:
Regulatory assets	851,514	763,941
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	47,648	52,556
Other deferred charges	144,610	134,330
Total deferred charges and other assets	1,095,404	1,002,459
	$6,440,357	$6,272,166

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$131,600	$185,900
Current installments of long-term debt	422,338	184,793
Accounts payable	116,755	163,522
Affiliate payables	19,111	14,919
Customer deposits	6,227	6,117
Accrued interest and taxes	36,559	35,797
Regulatory liabilities	3,226	7,913
Operating lease liabilities	7,795	17,239
Dividends declared	132	132
Transmission interconnection arrangement liabilities	28,527	20,473
Other current liabilities	68,273	55,350
Total current liabilities	840,543	692,155
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,722,397	1,816,107
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	717,191	682,040
Regulatory liabilities	555,598	556,989
Asset retirement obligations	226,729	222,549
Accrued pension liability and postretirement benefit cost	28,860	32,007
Operating lease liabilities	33,422	39,633
Other deferred credits	256,386	258,833
Total deferred credits and liabilities	1,818,186	1,792,051
Total liabilities	4,381,126	4,300,313
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,547,918	1,547,918
Accumulated other comprehensive income (loss), net of income taxes	(71,076)	(74,335)
Retained earnings	519,507	433,747
Total PNM common stockholder’s equity	1,996,349	1,907,330
Non-controlling interest in Valencia	51,353	52,994
Total equity	2,047,702	1,960,324
	$6,440,357	$6,272,166

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at March 31, 2023	$1,547,918	$(70,857)	$488,323	$1,965,384	$52,611	$2,017,995
Net earnings	—	—	31,316	31,316	3,987	35,303
Total other comprehensive income (loss)	—	(219)	—	(219)	—	(219)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(5,245)	(5,245)
Balance at June 30, 2023	$1,547,918	$(71,076)	$519,507	$1,996,349	$51,353	$2,047,702

Balance at December 31, 2022	$1,547,918	$(74,335)	$433,747	$1,907,330	$52,994	$1,960,324
Net earnings	—	—	86,024	86,024	9,114	95,138
Total other comprehensive income	—	3,259	—	3,259	—	3,259
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Valencia’s transactions with its owner	—	—	—	—	(10,755)	(10,755)
Balance at June 30, 2023	$1,547,918	$(71,076)	$519,507	$1,996,349	$51,353	$2,047,702

Balance at March 31, 2022	$1,547,918	$(76,580)	$488,188	$1,959,526	$54,268	$2,013,794
Net earnings (loss)	—	—	(6,085)	(6,085)	3,630	(2,455)
Total other comprehensive income (loss)	—	(1,933)	—	(1,933)	—	(1,933)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(3,733)	(3,733)
Balance at June 30, 2022	$1,547,918	$(78,513)	$481,971	$1,951,376	$54,165	$2,005,541

Balance at December 31, 2021	$1,547,918	$(71,936)	$483,877	$1,959,859	$55,405	$2,015,264
Net earnings (loss)	—	—	(1,642)	(1,642)	6,725	5,083
Total other comprehensive income (loss)	—	(6,577)	—	(6,577)	—	(6,577)
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Valencia’s transactions with its owner	—	—	—	—	(7,965)	(7,965)
Balance at June 30, 2022	$1,547,918	$(78,513)	$481,971	$1,951,376	$54,165	$2,005,541
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)

Electric Operating Revenues	$138,914	$122,976	$252,826	$228,385
Operating Expenses:
Cost of energy	38,843	31,632	70,676	61,232
Administrative and general	13,154	11,185	27,168	23,198
Depreciation and amortization	27,949	24,312	55,389	47,954
Transmission and distribution costs	10,710	7,638	19,019	14,493
Taxes other than income taxes	9,531	10,209	20,060	19,266
Total operating expenses	100,187	84,976	192,312	166,143
Operating income	38,727	38,000	60,514	62,242
Other Income and Deductions:
Interest income	121	105	235	1,287
Other income	1,767	1,408	2,278	2,460
Other (deductions)	(255)	(285)	(630)	(400)
Net other income and deductions	1,633	1,228	1,883	3,347
Interest Charges	11,412	9,016	21,837	18,166
Earnings before Income Taxes	28,948	30,212	40,560	47,423
Income Taxes	4,316	4,161	5,895	6,312
Net Earnings	$24,632	$26,051	$34,665	$41,111

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$34,665	$41,111
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	55,721	48,370
Deferred income tax (benefit)	3,214	(208)
Other, net	(1,009)	(1,071)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	2,059	(16,234)
Materials and supplies	(2,949)	(1,277)
Other current assets	1,776	(1,393)
Other assets	521	(57)
Accounts payable	(539)	(3,062)
Accrued interest and taxes	(6,942)	(853)
Other current liabilities	(1,919)	6,393
Other liabilities	(2,611)	(5,667)
Net cash flows from operating activities	81,987	66,052
Cash Flows From Investing Activities:
Utility plant additions	(218,488)	(245,715)
Net cash flows used in investing activities	(218,488)	(245,715)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	400	99,600
Short-term borrowings (repayments) – affiliate, net	—	11,300
Long-term borrowings	130,000	65,000
Transmission interconnection and security deposit arrangements	11,000	6,400
Refunds paid under transmission interconnection and security deposit arrangements	(3,500)	(2,000)
Debt issuance costs and other, net	(1,399)	(604)
Net cash flows from financing activities	136,501	179,696

Change in Cash and Cash Equivalents	—	33
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$33

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$19,561	$16,800
Income taxes paid (refunded), net	$1,400	$904

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$9,734	$16,145

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable	31,296	32,283
Unbilled revenues	17,119	18,191
Other receivables	4,922	8,552
Materials and supplies	13,792	10,843
Regulatory assets	2,161	1,932
Prepaid and other current assets	4,184	2,346
Total current assets	73,474	74,147
Other Property and Investments:
Other investments	102	101
Non-utility property, net	13,619	14,010
Total other property and investments	13,721	14,111
Utility Plant:
Plant in service and plant held for future use	2,920,261	2,853,130
Less accumulated depreciation and amortization	570,974	578,157
	2,349,287	2,274,973
Construction work in progress	163,836	63,820
Net utility plant	2,513,123	2,338,793
Deferred Charges and Other Assets:
Regulatory assets	80,780	82,745
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	2,456	3,426
Other deferred charges	5,987	6,714
Total deferred charges and other assets	315,888	319,550
	$2,916,206	$2,746,601

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$37,100	$36,700
Accounts payable	23,880	34,152
Affiliate payables	10,343	6,273
Accrued interest and taxes	47,730	54,672
Regulatory liabilities	—	9,089
Operating lease liabilities	1,030	1,543
Other current liabilities	8,359	6,336
Total current liabilities	128,442	148,765
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,206,160	1,076,875
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	172,212	164,637
Regulatory liabilities	210,745	198,213
Asset retirement obligations	863	828
Accrued pension liability and postretirement benefit cost	627	792
Operating lease liabilities	1,237	1,703
Other deferred credits	59,431	52,964
Total deferred credits and other liabilities	445,115	419,137
Total liabilities	1,779,717	1,644,777
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	805,166	805,166
Retained earnings	331,259	296,594
Total common stockholder’s equity	1,136,489	1,101,824
	$2,916,206	$2,746,601

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at March 31, 2023	$64	$805,166	$306,627	$1,111,857
Net earnings	—	—	24,632	24,632
Balance at June 30, 2023	$64	$805,166	$331,259	$1,136,489

Balance at December 31, 2022	$64	$805,166	$296,594	$1,101,824
Net earnings	—	—	34,665	34,665
Balance at June 30, 2023	$64	$805,166	$331,259	$1,136,489

Balance at March 31, 2022	$64	$737,166	$219,387	$956,617
Net earnings	—	—	26,051	26,051
Balance at June 30, 2022	$64	$737,166	$245,438	$982,668

Balance at December 31, 2021	$64	$737,166	$204,327	$941,557
Net earnings	—	—	41,111	41,111
Balance at June 30, 2022	$64	$737,166	$245,438	$982,668

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2023 and December 31, 2022, and the consolidated results of operations, comprehensive income, and cash flows for the three and six months ended June 30, 2023 and 2022. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends attributable to the second quarter of 2023 of $0.3675 per share on August 1, 2023, and declared dividends attributable to the second quarter of 2022 of $0.3475 per share in August 2022, which are reflected as Dividends Declared per Common Share on the PNMR Condensed Consolidated Statement of Earnings.

PNMR did not make any cash equity contributions to PNM or TNMP in the three and six months ended June 30, 2023 and 2022. Neither PNM nor TNMP declared or paid any cash dividends to PNMR in the three and six months ended June 30, 2023 and 2022.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended June 30, 2023
Electric operating revenues	$338,242	$138,914	$—	$477,156
Cost of energy	133,609	38,843	—	172,452
Utility margin	204,633	100,071	—	304,704
Other operating expenses	106,154	33,395	(6,314)	133,235
Depreciation and amortization	44,064	27,949	7,126	79,139
Operating income (loss)	54,415	38,727	(812)	92,330
Interest income (expense)	5,370	121	(132)	5,359
Other income	3,695	1,512	655	5,862
Interest charges	(20,766)	(11,412)	(13,721)	(45,899)
Segment earnings (loss) before income taxes	42,714	28,948	(14,010)	57,652
Income taxes (benefit)	7,411	4,316	(3,498)	8,229
Segment earnings (loss)	35,303	24,632	(10,512)	49,423
Valencia non-controlling interest	(3,987)	—	—	(3,987)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$31,184	$24,632	$(10,512)	$45,304

Six Months Ended June 30, 2023
Electric operating revenues	$768,407	$252,826	$—	$1,021,233
Cost of energy	343,462	70,676	—	414,138
Utility margin	424,945	182,150	—	607,095
Other operating expenses	204,876	66,247	(12,662)	258,461
Depreciation and amortization	87,750	55,389	14,074	157,213
Operating income (loss)	132,319	60,514	(1,412)	191,421
Interest income (expense)	10,219	235	(252)	10,202
Other income	10,728	1,648	528	12,904
Interest charges	(38,888)	(21,837)	(26,097)	(86,822)
Segment earnings (loss) before income taxes	114,378	40,560	(27,233)	127,705
Income taxes (benefit)	19,240	5,895	(7,126)	18,009
Segment earnings (loss)	95,138	34,665	(20,107)	109,696
Valencia non-controlling interest	(9,114)	—	—	(9,114)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$85,760	$34,665	$(20,107)	$100,318

At June 30, 2023:
Total Assets	$6,440,357	$2,916,206	$270,407	$9,626,970
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended June 30, 2022
Electric operating revenues	$376,754	$122,976	$—	$499,730
Cost of energy	163,964	31,632	—	195,596
Utility margin	212,790	91,344	—	304,134
Other operating expenses	117,374	29,032	(5,433)	140,973
Depreciation and amortization	45,981	24,312	6,476	76,769
Operating income (loss)	49,435	38,000	(1,043)	86,392
Interest income (expense)	3,267	105	(45)	3,327
Other income (deductions)	(41,816)	1,123	408	(40,285)
Interest charges	(14,523)	(9,016)	(5,678)	(29,217)
Segment earnings (loss) before income taxes	(3,637)	30,212	(6,358)	20,217
Income taxes (benefit)	(1,182)	4,161	(1,885)	1,094
Segment earnings (loss)	(2,455)	26,051	(4,473)	19,123
Valencia non-controlling interest	(3,630)	—	—	(3,630)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$(6,217)	$26,051	$(4,473)	$15,361

Six Months Ended June 30, 2022
Electric operating revenues	$715,463	$228,385	$—	$943,848
Cost of energy	302,778	61,232	—	364,010
Utility margin	412,685	167,153	—	579,838
Other operating expenses	226,463	56,957	(10,575)	272,845
Depreciation and amortization	91,771	47,954	12,808	152,533
Operating income (loss)	94,451	62,242	(2,233)	154,460
Interest income (expense)	6,400	1,287	(68)	7,619
Other income (deductions)	(67,032)	2,060	203	(64,769)
Interest charges	(29,095)	(18,166)	(8,176)	(55,437)
Segment earnings (loss) before income taxes	4,724	47,423	(10,274)	41,873
Income taxes (benefit)	(359)	6,312	(2,421)	3,532
Segment earnings (loss)	5,083	41,111	(7,853)	38,341
Valencia non-controlling interest	(6,725)	—	—	(6,725)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$(1,906)	$41,111	$(7,853)	$31,352

At June 30, 2022:
Total Assets	$6,090,151	$2,583,602	$237,352	$8,911,105
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended June 30, 2023
Gross margin	$120,215	$61,412	$—	$181,627

Energy production costs	25,599	—	—	25,599
Transmission and distribution costs	14,755	10,710	—	25,465
Depreciation and amortization	44,064	27,949	—	72,013	[1]
Utility margin	$204,633	$100,071	$—	$304,704

Six Months Ended June 30, 2023
Gross margin	$260,596	$107,742	$—	$368,338
Energy production costs	47,957	—	—	47,957
Transmission and distribution costs	28,642	19,019	—	47,661
Depreciation and amortization	87,750	55,389	—	143,139	[1]
Utility margin	$424,945	$182,150	$—	$607,095

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended June 30, 2022
Gross margin	$110,792	$59,394	$—	$170,186

Energy production costs	42,499	—	—	42,499
Transmission and distribution costs	13,518	7,638	—	21,156
Depreciation and amortization	45,981	24,312	—	70,293	[1]
Utility margin	$212,790	$91,344	$—	$304,134

Six Months Ended June 30, 2022
Gross margin	$219,720	$104,706	$—	$324,426
Energy production costs	76,065	—	—	76,065
Transmission and distribution costs	25,129	14,493	—	39,622
Depreciation and amortization	91,771	47,954	—	139,725	[1]
Utility margin	$412,685	$167,153	$—	$579,838

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the six months ended June 30, 2023 and 2022 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	PNMR Consolidated
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2022	$7,422	$(81,757)	$(74,335)	$8,287	$(66,048)
Amounts reclassified from AOCI (pre-tax)	(2,580)	2,388	(192)	1,197	1,005
Income tax impact of amounts reclassified	655	(606)	49	(304)	(255)
Other OCI changes (pre-tax)	4,560	—	4,560	3,567	8,127
Income tax impact of other OCI changes	(1,158)	—	(1,158)	(906)	(2,064)
Net after-tax change	1,477	1,782	3,259	3,554	6,813
Balance at June 30, 2023	$8,899	$(79,975)	$(71,076)	$11,841	$(59,235)

Balance at December 31, 2021	$11,715	$(83,651)	$(71,936)	$—	$(71,936)
Amounts reclassified from AOCI (pre-tax)	(2,917)	3,552	635	(1,185)	(550)
Income tax impact of amounts reclassified	741	(902)	(161)	301	140
Other OCI changes (pre-tax)	(9,452)	—	(9,452)	3,448	(6,004)
Income tax impact of other OCI changes	2,401	—	2,401	(876)	1,525
Net after-tax change	(9,227)	2,650	(6,577)	1,688	(4,889)
Balance at June 30, 2022	$2,488	$(81,001)	$(78,513)	$1,688	$(76,825)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4)    Earnings Per Share

Dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$45,304	$15,361	$100,318	$31,352
Average Number of Common Shares:
Outstanding during period	85,835	85,835	85,835	85,835
Vested awards of restricted stock	250	351	258	303
Average Shares – Basic	86,085	86,186	86,093	86,138
Dilutive Effect of Common Stock Equivalents:
Restricted stock	39	40	38	60
2023 Forward Sale Agreements	5	—	2	—
Average Shares – Diluted	86,129	86,226	86,133	86,198

Net Earnings Per Share of Common Stock:
Basic	$0.53	$0.18	$1.17	$0.36
Diluted	$0.53	$0.18	$1.16	$0.36

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the three and six months ended June 30, 2023 and 2022, there were no estimated credit losses related to these transactions.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below.

	PNM	TNMP	PNMR Consolidated
Three Months Ended June 30, 2023	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$108,016	$41,491	$149,507
Commercial	105,262	37,965	143,227
Industrial	26,156	12,930	39,086
Public authority	5,305	1,669	6,974
Economy energy service	10,731	—	10,731
Transmission	37,922	35,062	72,984
Wholesale energy service	37,308	—	37,308
Miscellaneous	1,377	907	2,284
Total revenues from contracts with customers	332,077	130,024	462,101
Alternative revenue programs	3,577	8,890	12,467
Other electric operating revenues	2,588	—	2,588
Total Electric Operating Revenues	$338,242	$138,914	$477,156

Six Months Ended June 30, 2023
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$227,901	$77,857	$305,758
Commercial	203,323	72,695	276,018
Industrial	45,633	25,694	71,327
Public authority	9,723	3,288	13,011
Economy energy service	20,041	—	20,041
Transmission	86,930	65,120	152,050
Wholesale energy sales	150,294	—	150,294
Miscellaneous	2,786	1,848	4,634
Total revenues from contracts with customers	746,631	246,502	993,133
Alternative revenue programs	10,902	6,324	17,226
Other electric operating revenues	10,874	—	10,874
Total Electric Operating Revenues	$768,407	$252,826	$1,021,233

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	PNMR Consolidated
Three Months Ended June 30, 2022	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$104,902	$46,121	$151,023
Commercial	101,174	36,557	137,731
Industrial	19,610	9,548	29,158
Public authority	4,744	1,561	6,305
Economy energy service	11,003	—	11,003
Transmission	35,659	29,321	64,980
Wholesale energy sales	85,645	—	85,645
Miscellaneous	1,299	992	2,291
Total revenues from contracts with customers	364,036	124,100	488,136
Alternative revenue programs	3,703	(1,124)	2,579
Other electric operating revenues	9,015	—	9,015
Total Electric Operating Revenues	$376,754	$122,976	$499,730

Six Months Ended June 30, 2022
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$217,477	$85,489	$302,966
Commercial	189,178	69,660	258,838
Industrial	42,742	17,938	60,680
Public authority	9,170	3,086	12,256
Economy energy service	19,943	—	19,943
Transmission	70,186	54,850	125,036
Wholesale energy sales	145,336	—	145,336
Miscellaneous	2,672	1,926	4,598
Total revenues from contracts with customers	696,704	232,949	929,653
Alternative revenue programs	1,638	(4,564)	(2,926)
Other electric operating revenues	17,121	—	17,121
Total Electric Operating Revenues	$715,463	$228,385	$943,848

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $89.8 million at June 30, 2023 and $151.4 million at December 31, 2022 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a Transmission Service Agreement ("TSA") with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset is $16.9 million at June 30, 2023 and $11.9 million at December 31, 2022. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its Open Access Transmission Tariff ("OATT"), PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer's capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. PNMR's, PNM's, and TNMP's contract liabilities and related revenues are not material for any of the periods presented. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and six months ended June 30, 2023, PNM paid $5.1 million and $10.0 million for fixed charges and $1.1 million and $2.7 million for variable charges. For the three and six months ended June 30, 2022, PNM paid $4.8 million and $9.6 million for fixed charges and $0.3 million and $0.4 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating revenues	$6,144	$5,098	$12,748	$10,030
Operating expenses	2,157	1,468	3,634	3,305
Earnings attributable to non-controlling interest	$3,987	$3,630	$9,114	$6,725

	Financial Position
	June 30,	December 31,
	2023	2022
	(In thousands)
Current assets	$3,577	$3,429
Net property, plant, and equipment	48,673	50,094
Total assets	52,250	53,523
Current liabilities	897	529
Owners’ equity – non-controlling interest	$51,353	$52,994

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
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC had the ability to direct its mining operations and reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal was supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner and monitoring of reclamation activities, the mining operations and reclamation services were solely under the control of WSJ LLC, including developing mining and reclamation plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM had any ability to direct or influence the mining operation or reclamation activities.  PNM’s involvement through the SJGS CSA and the reclamation services agreement is a protective right rather than a participating right and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA required WSJ LLC to deliver coal to fuel SJGS in exchange for payment of a set price per ton, which escalated over time for inflation.  The reclamation services agreement requires WSJ LLC to perform reclamation services at a base price per activity, which escalates over time for inflation. If WSJ LLC had been able to mine or performs reclamation services more efficiently than anticipated,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
its economic performance would improve.  Conversely, if WSJ LLC had not been able to mine or does not perform reclamation services as efficiently as anticipated, its economic performance would be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support continue to be PNMR’s maximum exposure to loss from the VIE at June 30, 2023.

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

Energy Related Derivative Contracts
Overview

The primary objective for the use of commodity derivative instruments, including energy contracts, options, swaps, and futures, is to manage price risk associated with forecasted purchases of energy and fuel used to generate electricity, as well as managing anticipated generation capacity in excess of forecasted demand from existing customers. PNM’s energy related derivative contracts manage commodity risk. PNM is required to meet the demand and energy needs of its customers. PNM may be exposed to market risk for the needs of its customers not covered under the FPPAC.

PNM has entered into several agreements to purchase power from third parties in order to ensure that customer demand during the 2023 summer peak load is met. Agreements for purchases totaling 85 MW from June 1, 2023 through September 30, 2023 were not considered derivatives because there was either no notional amount due to their unit-contingent nature or qualified for a normal purchase, normal sale scope exception. Agreements totaling 375 MW were accounted for as derivative agreements and are considered economic hedges. For additional information related to 2023 summer peak resource adequacy, see Note 12.

In 2021, PNM entered into three agreements to purchase power from third parties at a fixed price in order to ensure that customer demand during the 2022 summer peak load period was met. Two of the agreements, the purchase of 85 MW from June through September 2022 and the purchase of 40 MW for the full year of 2022, were not considered derivatives because there were no notional amounts due to the unit-contingent nature of the agreements. The third agreement for the purchase of 150 MW firm power in June and September 2022 were accounted for as derivative agreements and are considered economic hedges.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the six months ended June 30, 2023 and the year ended December 31, 2022, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as regulatory assets and liabilities. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	June 30, 2023	December 31, 2022
	(In thousands)
Other current assets	$641	$9,780
Other current liabilities	(22,917)	(19,209)
Net	$(22,276)	$(9,429)

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

As discussed above, PNM has NMPRC-approved guidelines for hedging arrangements to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.6 million of current assets and, $22.9 million of current liabilities related to these arrangements at June 30, 2023 and $9.8 million of current assets and $19.2 million of current liabilities at December 31, 2022 with changes in fair value recorded as regulatory assets and regulatory liabilities.

At June 30, 2023 and December 31, 2022, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, amounts posted as cash collateral under margin arrangements were $0.9 million at June 30, 2023 and $10.5 million at December 31, 2022. These amounts are included in other current assets on the Condensed Consolidated

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Balance Sheets. At June 30, 2023 and December 31, 2022, obligations to return cash collateral were $0.2 million, which is included in other current liabilities on the Condensed Consolidated Balance Sheets.

The changes in the fair value of commodity derivative instruments that are considered economic hedges had no impact on PNM’s net earnings during the six months ended June 30, 2023 and 2022. Commodity derivatives had no impact on OCI for any of the periods presented. Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM's net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
June 30, 2023	155,000	471,415
December 31, 2022	—	432,200

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

Contingent Feature - Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
June 30, 2023	$26,190	$—	$22,743
December 31, 2022	$15,288	$—	$13,087

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM's share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At June 30, 2023 and December 31, 2022, the fair value of investment securities included $342.7 million and $325.3 million for the NDT, $15.1 million and $14.7 million for the SJGS decommissioning trust, and $75.4 million and $77.5 million for the coal mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At June 30, 2023 and December 31, 2022, PNM had no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT, SJGS decommissioning, and coal mine reclamation trusts are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$2,792	$(1,061)	$1,947	$3,945
Net gains (losses) from equity securities still held	1,142	(26,224)	8,619	(48,259)
Total net gains (losses) on equity securities	3,934	(27,285)	10,566	(44,314)
Available-for-sale debt securities:
Net (losses) on debt securities	(157)	(14,510)	(347)	(24,054)
Net gains (losses) on investment securities	$3,777	$(41,795)	$10,219	$(68,368)

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $1.4 million and $3.4 million for the three and six months ended June 30, 2023 and $(12.7) million and $(21.6) million for the three and six months ended June 30, 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Proceeds from sales	$183,566	$105,634	$274,777	$230,880
Gross realized gains	7,014	7,545	10,442	17,723
Gross realized (losses)	(5,741)	(10,361)	(12,212)	(16,201)

At June 30, 2023, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$72,289
After 1 year through 5 years	67,056
After 5 years through 10 years	67,886
After 10 years through 15 years	20,197
After 15 years through 20 years	12,169
After 20 years	38,128
$277,725

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

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of June 30, 2023 and December 31, 2022. Management of the Company independently verifies the information provided by pricing services. Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
June 30, 2023
Cash and cash equivalents	$21,511	$21,511	$—
Equity securities:
Corporate stocks, common	74,375	74,375	—
Corporate stocks, preferred	4,906	752	4,154
Mutual funds and other	54,675	54,675	—
Available-for-sale debt securities:
U.S. government	35,550	35,245	305	$1,490
International government	10,833	—	10,833	1,428
Municipals	46,693	—	46,693	1,051
Corporate and other	184,649		184,649	7,997
	$433,192	$186,558	$246,634	$11,966

December 31, 2022
Cash and cash equivalents	$66,843	$66,843	$—
Equity securities:
Corporate stocks, common	40,103	40,103	—
Corporate stocks, preferred	5,191	790	4,401
Mutual funds and other	66,359	66,359	—
Available-for-sale debt securities:
U.S. government	45,905	45,645	260	$1,334
International government	9,762	—	9,762	1,117
Municipals	43,136	—	43,136	1,062
Corporate and other	140,177	—	140,177	6,473
	$417,476	$219,740	$197,736	$9,986

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
June 30, 2023	(In thousands)
PNMR	$4,349,963	$3,996,151
PNM	2,144,735	1,928,350
TNMP	1,206,160	1,067,801

December 31, 2022
PNMR	$4,077,387	$3,726,195
PNM	2,000,900	1,789,186
TNMP	1,076,875	937,009

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At June 30, 2023, PNMR had unrecognized expense related to stock awards of $6.8 million, which is expected to be recognized over an average of 2.2 years.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the six months ended June 30, 2023:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2022	182,446	$42.09
Granted	194,453	45.00
Released	(197,120)	43.99
Forfeited	(1,222)	42.57
Outstanding at June 30, 2023	178,557	$43.31

PNMR’s current stock-based compensation program provides for performance targets through 2025 and market targets through 2023. Included, as granted and released, in the table above are 100,991 previously awarded shares that were earned for the 2020 - 2022 performance measurement period and ratified by the Board in February 2023 (based upon achieving targets at above "target", below "maximum" levels). Excluded from the table above are 143,837, 149,898, and 141,885 shares for the three-year performance periods ending in 2023, 2024 and 2025 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Six Months Ended June 30,
Restricted Stock	2023	2022
Weighted-average grant date fair value	$45.00	$41.04
Total fair value of restricted shares that vested (in thousands)	$9,622	$7,782

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

On May 16, 2023, PNM filed a shelf registration statement to issue up to $650.0 million of SUNs that expires in May 2026.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On March 2, 2022, PNMR filed a shelf registration that provides for the issuance of various types of debt and equity securities. The PNMR shelf registration statement expires in March 2025.

Financing Activities

On June 30, 2023, PNMR entered into a $500.0 million term loan agreement (the "PNMR 2023 Term Loan") among PNMR, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. The PNMR 2023 Term Loan matures on June 30, 2026 and bears interest at a variable rate, which was 6.55% at June 30, 2023. The proceeds were used to prepay an equal amount of the PNMR 2021 Delayed Draw Term Loan, without penalty.

At December 31, 2022, PNM had $130.0 million of 1.10% PCRBs outstanding with a mandatory remarketing date of June 1, 2023, issued by the City of Farmington, New Mexico with a final maturity of June 2040. On June 1, 2023, PNM remarketed the $130.0 million to new investors at 3.90% with a mandatory tender date of June 1, 2028.

At December 31, 2022, PNM had $55.0 million aggregate principal amount of its 3.15% SUNs outstanding due May 2023. On May 15, 2023, PNM repaid the $55.0 million 3.15% SUNs.

On April 28, 2023, PNM entered into an agreement (the "PNM 2023 Note Purchase Agreement") with institutional investors for the sale and issuance of $200.0 million aggregate principal amount of two series of SUNs (the “PNM 2023 SUNs”) offered in private placement transactions. The PNM 2023 SUNs were issued on April 28, 2023. PNM issued $150.0 million of the PNM 2023 SUNs at 5.51%, due April 28, 2035, and another $50.0 million at 5.92%, due April 28, 2053. Proceeds from the PNM 2023 SUNs were used to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, funding of capital expenditures, and for general corporate purposes. The PNM 2023 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM 2023 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM 2023 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM 2023 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On April 28, 2023, TNMP entered into an agreement (the “TNMP 2023 Bond Purchase Agreement”) with institutional investors for the sale of $185.0 million aggregate principal amount of two series of TNMP first mortgage bonds (the “TNMP 2023 Bonds”) offered in private placement transactions. TNMP issued the first series of $130.0 million on April 28, 2023, at a 5.01% interest rate, due April 28, 2033. The second series of $55.0 million was issued on July 28, 2023, at a 5.47% interest rate, due July 28, 2053. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, funding of capital expenditures, and for other corporate purposes. The TNMP 2023 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indenture governing the TNMP 2023 Bonds. The terms of the supplemental indentures governing the TNMP 2023 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2023 Bonds at par. However, the definition of change of control in the supplemental indentures governing the TNMP 2023 Bonds will not be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP 2023 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

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

During the first quarter of 2023, PNMR entered into forward sale agreements with each of Bank of America, N.A. and Wells Fargo Bank, N.A. as forward purchasers relating to the sale of 504,452 shares and 528,082 shares of common stock, respectively, under the PNMR 2022 ATM Program (the “2023 Q1 Forward Sale Agreements”). The average initial forward sale price of $48.49 per share and $48.30 per share, respectively, are subject to adjustments based on a net interest rate factor and by future dividends paid on PNMR common stock as specified in the 2023 Q1 Forward Sales Agreements. During the second quarter of 2023, PNMR entered into additional forward sale agreements with MUFG Securities EMEA plc as forward purchaser relating to the sale of 1,049,116 shares of common stock under the PNMR 2022 ATM Program (the "2023 Q2 Forward Sale Agreements”, and together with the 2023 Q1 Forward Sales Agreements, the "2023 Forward Sales Agreements"). The average initial forward sale price of $45.49 per share is subject to adjustments based on a net interest rate factor and by future dividends paid on PNMR common stock as specified in the 2023 Q2 Forward Sale Agreements. PNMR did not initially receive any

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
proceeds upon the execution of the 2023 Forward Sales Agreements and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement of the forward sale agreements on or before a date that is 12 months from the agreement effective dates.

The Company expects to receive proceeds from the sale of shares upon future physical settlement(s) of the 2023 Forward Sale Agreements, in which case the Company will deliver newly issued shares to the forward purchasers in exchange for cash in an amount equal to the number of shares delivered multiplied by the then-applicable forward sale price. PNMR also has the option to net settle the agreements in cash or shares of PNMR common stock. Under a net cash settlement, under which no PNMR common stock would be issued, PNMR would receive net proceeds for a decrease in the market value of PNMR's common stock relative to the then-applicable forward sales price per share, or would owe cash in the event of an increase in the market value of PNMR common stock. Under a net share settlement, PNMR would not receive any cash proceeds and may be required to deliver a sufficient number of shares of PNMR common stock to satisfy its obligation to the forward purchasers. The number of shares to be delivered to the forward purchasers would be based on the increase in the PNMR's common stock price relative to the then-applicable forward sales price per share. The forward sale agreements meet the derivative scope exception requirements for contracts involving an entity's own equity. Until settlement of the forward sale agreements, PNMR’s EPS dilution resulting from the agreements, if any, will be determined using the treasury stock method, which will result in dilution during periods when the average market price of PNMR stock during the reporting period is higher than the applicable forward sales price as of the end of that period. As of June 30, 2023, no shares have been settled under the 2023 Forward Sale Agreements.

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

At June 30, 2023, variable interest rates were 6.15% on the PNMR 2021 Delayed-Draw Term Loan that matures in May 2025, 6.55% on the PNMR 2023 Term Loan that matures in June 2026, and 5.99% on the PNM 2022 Delayed-Draw Term Loan that matures in February 2024.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Hedging Arrangements

PNMR has entered into hedging agreements that establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in PNMR's credit rating. As of June 30, 2023, PNMR's hedging agreements are as follows:

		Variable Rate	Established
Effective Date	Maturity Date	Debt Hedged	Fixed Rate
		(In millions)	(Percent)
March 17, 2023	September 30, 2023	$150.0	4.57%
October 31, 2022	December 31, 2023	100.0	4.65
October 31, 2022	December 31, 2023	100.0	4.66
September 30, 2022	December 31, 2023	100.0	4.17
September 30, 2022	December 31, 2023	100.0	4.18
May 20, 2022	December 31, 2023	100.0	2.52
May 2, 2022	December 31, 2023	150.0	2.65
May 2, 2022	December 31, 2023	200.0	2.65
January 1, 2024	December 31, 2024	100.0	3.32
January 1, 2024	December 31, 2024	100.0	3.32
January 1, 2024	December 31, 2024	100.0	3.38
January 1, 2024	December 31, 2024	150.0	3.62
January 1, 2024	December 31, 2024	150.0	3.57

These hedge agreements are accounted for as cash flow hedges. The fair value of these hedges was a gain of $15.9 million at June 30, 2023, $8.1 million of which is included in Other current assets and $7.8 million of which is included in Other deferred charges on the Condensed Consolidated Balance Sheets. The fair value was determined using Level 2 inputs under GAAP, including using forward SOFR curves under the mid-market convention to discount cash flows over the remaining term of the agreements.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term debt outstanding consists of:

	June 30,	December 31,
Short-term Debt	2023	2022
	(In thousands)
PNM:
PNM Revolving Credit Facility	$111,600	$145,900
PNM New Mexico Credit Facility	20,000	40,000
	131,600	185,900

TNMP Revolving Credit Facility	37,100	36,700

PNMR Revolving Credit Facility	157,800	9,400
	$326,500	$232,000

At June 30, 2023, the weighted average interest rates were 6.48% for the PNM Revolving Credit Facility, 6.44% for the PNM New Mexico Credit Facility, 6.10% for the TNMP Revolving Credit Facility, and 6.71% for the PNMR Revolving Credit Facility.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at June 30, 2023 that reduce the available capacity under their respective revolving credit facilities. PNMR also had $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of June 30, 2023, PNM, TNMP, and PNMR Development had zero, zero, and $9.5 million in intercompany borrowings from PNMR. As of December 31, 2022, neither PNM, TNMP, nor PNMR Development had any intercompany borrowings from PNMR. PNMR had zero and $5.3 million in intercompany borrowings from PNMR Development at June 30, 2023 and December 31, 2022.

The Company’s debt arrangements have various maturities and expiration dates. PNM has $225.0 million from the PNM 2022 Delayed Draw Term Loan that is due in February 2024 and $198.0 million of PCRBs that mature in June 2024. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2023	2022	2023	2022	2023	2022
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$2	$—	$—
Interest cost	5,914	4,214	676	479	135	90
Expected return on plan assets	(7,299)	(7,141)	(1,243)	(1,088)	—	—
Amortization of net loss	2,645	3,949	—	—	38	82
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$1,260	$1,022	$(567)	$(607)	$173	$172

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2023	2022	2023	2022	2023	2022
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$4	$—	$—
Interest cost	11,827	8,428	1,352	958	270	180
Expected return on plan assets	(14,598)	(14,282)	(2,485)	(2,176)	—	—
Amortization of net loss	5,291	7,898	—	—	76	164
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$2,520	$2,044	$(1,133)	$(1,214)	$346	$344

PNM did not make any contributions to its pension plan trust in the six months ended June 30, 2023 and 2022 and does not anticipate making any contributions to the pension plan in 2023 through 2026 based on current law, funding requirements, and estimates of portfolio performance. In 2027 PNM does anticipate making a contribution of $0.4 million based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.7%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the six months ended June 30, 2023 and 2022, however, a portion of the disbursements attributable to the OPEB trust is paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023 and $0.9 million and $1.8 million for the three and six months ended June 30, 2022. These payments are expected to total $0.2 million in 2023 and $9.0 million for 2024-2027. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.2 million and $0.6 million in the three and six months ended June 30, 2023 and $0.3 million and $0.6 million in the three and six months ended June 30, 2022 and are expected to total $1.3 million during 2023 and $4.5 million for 2024-2027.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2023	2022	2023	2022	2023	2022
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$6	$9	$—	$—
Interest cost	600	430	107	77	3	3
Expected return on plan assets	(675)	(618)	(121)	(104)	—	—
Amortization of net (gain) loss	109	233	(190)	(130)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$34	$45	$(198)	$(148)	$3	$3

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2023	2022	2023	2022	2023	2022
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$11	$18	$—	$—
Interest cost	1,201	860	213	154	6	6
Expected return on plan assets	(1,349)	(1,236)	(241)	(208)	—	—
Amortization of net (gain) loss	219	466	(380)	(260)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$71	$90	$(397)	$(296)	$6	$6

TNMP did not make any contributions to its pension plan trust in the six months ended June 30, 2023 and 2022 and does not anticipate making any contributions to the pension plan in 2023 through 2027 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.8%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and six months ended June 30, 2023 and 2022 and does not expect to make contributions to the OPEB trust during the period 2023-2027. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero in the three and six months ended June 30, 2023 and 2022 and are expected to total $0.1 million during 2023 and $0.2 million in 2024-2027.

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

With respect to some of the items listed below, the Company has determined that a loss is not probable or that, to the extent probable, cannot be reasonably estimated. In some cases, the Company is not able to predict with any degree of certainty the range of possible loss that could be incurred. The Company assesses legal and regulatory matters based on current

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
information and makes judgments concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of any damages sought, and the probability of success. Such judgments are made with the understanding that the outcome of any litigation, investigation, or other legal proceeding is inherently uncertain. The Company records liabilities for matters where it is probable a loss has been incurred and the amount of loss is reasonably estimatable. The actual outcomes of the items listed below could ultimately differ from the judgments made and the differences could be material. The Company cannot make any assurances that the amount of reserves or potential insurance coverage will be sufficient to cover the cash obligations that might be incurred as a result of litigation or regulatory proceedings. Except as otherwise disclosed, the Company does not expect that any known lawsuits, environmental costs, or commitments will have a material effect on its financial condition, results of operations, or cash flows.

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

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At June 30, 2023 and December 31, 2022, PNM had a liability for interim storage costs of $11.4 million and $12.0 million, which is included in other deferred credits.

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

The ETA has and will have a significant impact on PNM’s future generation portfolio, including PNM’s retirement of SJGS in 2022 and the potential Four Corners exit in 2024 (subject to regulatory approval). PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement resource filings with the NMPRC. See additional discussion in Note 12 of PNM’s SJGS and Four Corners Abandonment Applications.

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

The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that reconsideration of the rule has concluded.

On May 23, 2023, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to reduce GHGs from fossil-fueled EGUs. The proposed regulations cover: (1) New natural gas-based EGUs under section 111(b); (2) Existing large and frequently operated natural gas-based EGUs under section 111(d); and (3) Existing coal-based EGUs under section 111(d). Standards of performance for existing coal and existing and new natural gas EGUs will be based upon two technologies: carbon capture and storage (CCS), co-firing natural gas in lieu of coal, and the production and use of green hydrogen in lieu of natural gas. States will be required to develop SIPs to EPA that provide for the establishment, implementation and enforcement of these standards as they apply to existing sources. States may take into account remaining

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
useful life and other factors when applying the standards. EPA is proposing that existing coal units must start complying with their gas co-firing or CCS based standards of performance on January 1, 2030, unless they commit to retirement before 2032 (or retirement by 2035 if they also commit to a 20% annual operating limit). Existing combustion turbine units must start complying with their hydrogen or CCS based standards of performance on January 1, 2032, or January 1, 2035, depending on their subcategory, which is based on the control technology selected. The package also includes a proposed repeal of the ACE rule and revisions to the standard for modified and reconstructed units, along with a notice of public rulemaking seeking data and information about setting standards for existing smaller natural gas-based generators. Comments on the rule are due to EPA by August 8, 2023. PNM is reviewing the proposed rule and its potential impacts on the company’s fossil generation resources.

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

In 2019, EPA issued findings that several states, including New Mexico, had failed to submit interstate transport SIPs for the 2015 8-hour ozone NAAQS. In response, NMED published the Public Review Draft of the New Mexico 2013 NAAQS Good Neighbor SIP that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard. On March 15, 2023, EPA Administrator Regan signed a final action indicating that an updated analysis suggests New Mexico may be significantly contributing to one or more nonattainment or maintenance areas. The action, was published on June 5, 2023, does not make any final determinations with respect to the state but indicates EPA intends to address New Mexico’s interstate transport obligations in a subsequent action.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On January 27, 2023, EPA published in the Federal Register a proposal to lower the annual fine PM standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine particulate matter standard, the daily coarse particulate matter standard, and the secondary PM standards. Although the proposal focuses on the range of 9-10 µg/m3, EPA requests comment on a range between 8-11 µg/m3, but that range does not include the current annual standard of 12 µg/m3, indicating EPA will not consider retaining the current standard. Comments on the proposal were due March 28, 2023. EPA’s current regulatory agenda indicates EPA plans to finalize the proposal in October 2023. PNM cannot predict the impacts of the outcome of future rulemaking.

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

On August 3, 2021, EPA published notice that it will undertake a supplemental rulemaking to revise the ELG after completing its review of the rules reconsidered in 2020. As part of this process, EPA will determine whether more stringent limitations and standards are appropriate. On March 29, 2023, EPA published the proposed ELG Rule in the Federal Register. The proposed rule includes stricter limitations on bottom ash transport water, flue gas desulfurization, and coal combustion residual leachate. Also included are flexibilities for coal-powered facilities that will soon decommission or repower. With this proposed rule EPA has extended the date of decommissioning or repowering from December 31, 2028, to December 31, 2032. Comments on the proposed rule were due May 30, 2023. A final rule is expected in April 2024.

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

Groundwater sampling for the abatement plan’s first semiannual work commenced at the beginning of March 2023 and was completed in April 2023. The associated report is anticipated to be completed by Summer 2023. The work plan for the 2023 CAF work is currently under development.

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

In 2020, EPA issued the proposed Holistic Approach to Closure Part B ("Part B"), which delineated the process for owners/operators to submit alternate liner demonstrations for clay-lined surface impoundments that could otherwise meet applicable requirements. Part B also proposed regulations addressing beneficial use for closure of surface impoundments. EPA issued the final Part B rule, which became effective on December 14, 2020. This rule did not include beneficial use of CCR for closure, which EPA explains will be addressed in subsequent rulemaking actions. On May 18, 2023, EPA published a proposed rule on the regulatory requirements for inactive surface impoundments at inactive facilities including groundwater monitoring, corrective action, closure, and post-closure care requirements for all CCR management units (regardless of how or when that CCR was placed), and several technical corrections to the existing regulations. Comments on the proposed rule are due July 17, 2023. A final rule is expected April 2024. EPA intends to issue other rulemakings and finalizing parts of previously proposed rules, including a final rule in October 2024 on remaining Part B issues regarding closure options and annual reporting.

In 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. Per the Fall 2022 Regulatory Agenda EPA will issue a final rule in October 2023. EPA is coordinating with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of EPA’s rule making activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

Utilities that own or operate CCR disposal units, such as those at Four Corners, as indicated above, were required to collect sufficient groundwater sampling data to initiate a detection monitoring program.  Four Corners completed the analysis for its CCR disposal units, which identified several units that needed corrective action or needed to cease operations and initiate closure by April 11, 2021. Work is ongoing. Four Corners continues to gather additional groundwater data and perform remedial evaluations and activities. At this time, PNM does not anticipate its share of the cost to complete these corrective actions to close the CCR disposal units, or to gather and perform remedial evaluations on groundwater at Four Corners, will have a significant impact on its operations, financial position, or cash flows.

Other Commitments and Contingencies
Coal Supply

SJGS

The Coal requirements for SJGS were supplied by WSJ LLC. Pricing under the SJGS CSA was primarily fixed, with adjustments to reflect changes in general inflation. Substantially all of SJGS's coal costs were passed through the FPPAC. See additional discussion of PNM’s SJGS Abandonment Application Note 12. See additional discussion of the SJGS CSA in Note 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

Four Corners

APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under the Four Corners CSA that expires in 2031. The coal comes from reserves located within the Navajo Nation. The contract provides for pricing adjustments over its term based on economic indices. PNM's share of the coal costs is being recovered through the FPPAC. In connection with the potential exit of Four Corners, PNM would make payments totaling $75.0 million to NTEC for relief from its obligations under the coal supply agreements for Four Corners after December 31, 2024. PNM has not proposed recovery of the $75.0 million from ratepayers. See Note 12 for additional information on PNM's Four Corners Abandonment Application. See additional discussion of the Four Corners CSA in Note 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

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

A coal mine reclamation study for the mine that serves Four Corners was issued in 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. As discussed in Note 12, PNM remains responsible for its share of costs associated with mine reclamation under the Four Corners Purchase and Sale Agreement with NTEC. Under the agreement NTEC and PNM would complete a reclamation study in 2024 providing the final mine reclamation cost estimate on the date of ownership transfer. PNM would make its final reclamation payment to NTEC based on the reclamation study in 2024 and would have no further obligations regarding the mine reclamation after 2024. In 2020, PNM remeasured its Four Corners reclamation liability, determining that events and circumstances regarding Four Corners, including the Four Corners Purchase and Sale Agreement with NTEC and the Four Corners Abandonment Application indicated that it is more likely than not that PNM’s share of Four Corners coal mine reclamation obligation will be settled in 2024, rather than 2031. The Company is evaluating the facts and circumstances surrounding the potential exit of Four Corners and will determine next steps.

Based on the most recent estimates, PNM’s remaining payments as of June 30, 2023 for mine reclamation, in future dollars, are estimated to be $60.9 million for the surface mines at both SJGS and Four Corners and $33.3 million for the underground mine at SJGS. At June 30, 2023 and December 31, 2022, liabilities, in current dollars, of $56.6 million and $62.6 million for surface mine reclamation and $28.6 million and $28.2 million for underground mine reclamation were recorded in other deferred credits.

The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. PNM funded $10.0 million in 2022 and, based on PNM’s reclamation trust fund balance at June 30, 2023, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be zero in each of the years from 2023 through 2025.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.4 million in 2022 and anticipates providing additional funding of $0.2 million in 2023. As discussed above, under the terms of the Four Corners Purchase and Sale Agreement with NTEC, PNM would make its final reclamation payment to NTEC based on the reclamation study in 2024 and would have no further obligations regarding the mine reclamation.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In 2015, PNM received a letter from the BIA Regional Director identifying ten allotments with rights-of-way renewals that were previously contested. The letter indicated that the renewals were not approved by the BIA because the previous consent obtained by PNM was later revoked, prior to BIA approval, by the majority owners of the allotments. It is the BIA Regional Director’s position that PNM must re-obtain consent from these landowners. PNM filed a condemnation action in the NM District Court regarding the approximately 15.49 acres of land at issue. The allottees filed a separate complaint against PNM for federal trespass. On December 1, 2015, the court ruled that PNM could not condemn two of the five allotments at issue based on the Navajo Nation’s fractional interest in the land. PNM filed a motion for reconsideration of this ruling, which was denied. In 2016, the Tenth Circuit granted PNM’s petition to appeal the December 1, 2015 ruling. Both matters have been consolidated. Oral argument before the Tenth Circuit was heard on January 17, 2017. In 2017, the Tenth Circuit affirmed the district court. PNM filed a motion for reconsideration en banc with the Tenth Circuit, which was denied. The NM District Court stayed the case based on the Navajo Nation’s acquisition of interests in two additional allotments and the unresolved ownership of the fifth allotment due to the owner’s death. PNM filed its petition for writ of certiorari with the US Supreme Court, which was denied. The underlying litigation continues in the NM District Court. In 2019, several individual allottees filed a motion for partial summary judgment on the issue of trespass. The Court held a hearing on the motion on June 18, 2019 and took the motion under advisement. In the fourth quarter of 2022, the parties executed a settlement agreement and the court, after a hearing on the matter, entered the stipulated order. The court has retained jurisdiction to ensure compliance with the settlement agreement. Under the settlement agreement, PNM made payments of $1.5 million to the landowners. Administration of the settlement remains, and PNM now considers the matter complete.

Texas Winter Storm

In mid-February 2021, Texas experienced a severe winter storm delivering the coldest temperatures in 100 years for many parts of the state. As a result, the ERCOT market was not able to deliver sufficient generation load to the grid resulting in significant, statewide outages as ERCOT directed transmission operators to curtail thousands of firm load megawatts. TNMP complied with ERCOT directives to curtail the delivery of electricity in its service territory and did not experience significant outages on its system outside of the ERCOT directed curtailments. Various regulatory and governmental entities are conducting, or have announced they may conduct, inquiries, investigations and other reviews of the Texas winter storm event. Entities that have announced that they plan to conduct or are conducting such inquiries, investigations and other reviews include FERC, NERC, Texas Reliability Entity Inc., ERCOT, the Texas Legislature, the Texas Attorney General, the PUCT, and the Galveston County District Attorney. Numerous lawsuits have been filed against various market participants relating to the power outages resulting from the Texas winter storm. TNMP was been named in 22 suits, some not in its service territory, asserting personal injury, wrongful death, and/or property damage. Recently, plaintiffs filed non-suits in all 22 cases to dismiss any claims against TNMP. Dismissal orders have already been entered in 21 of the cases and TNMP expects the remaining case to be dismissed in the near future. Additionally, TNMP deferred bad debt expense from defaulting REPs to a regulatory asset which totaled $0.8 million at both June 30, 2023 and December 31, 2022, and will seek recovery in a general rate case. This matter is now concluded.

(12)   Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

PNMR

Merger Regulatory Proceedings

On October 20, 2020, PNMR, Avangrid, and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. Among other conditions, consummation of the Merger is subject to receipt of all required regulatory approvals. In 2021, five federal agencies and the PUCT completed their reviews and approved the Merger, with the NMPRC as the only regulatory agency yet to approve the Merger. The original application before the NMPRC was filed in November 2020. For additional information on the Merger regulatory proceedings, including supplemental regulatory filings that were required due to the Merger Agreement being amended in January 2022, April 2023, and June 2023, see Note 18.

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

The NMPRC has suspended PNM’s advice notice in the case for the statutory suspension period, until January 4, 2024 and the hearing examiners set a procedural schedule with a hearing to begin September 5, 2023. On March 10, 2023, the NMAG and WRA filed a motion for declaratory order with the NMPRC requesting that the NMPRC find that PNM no longer has legal authority to issue ETA bonds because the issuance of the bonds so far from the time of abandonment was not authorized by the Financing Order. On June 16, 2023, the hearing examiners filed an order denying the declaratory order, finding that the motion was misfiled and that a request for declaratory orders must be initiated by petitioning the NMPRC directly and not through an established proceeding. On March 27, 2023, PNM filed a motion requesting the NMPRC dismiss or remove issues related to Four Corners regarding prudence for lack of jurisdiction because the matter is on appeal at the NM Supreme Court. On April 6, 2023, PNM filed a motion requesting the NMPRC dismiss or remove issues related to the SJGS show cause order for lack of jurisdiction because the matter is on appeal at the NM Supreme Court. On June 16, 2023, the hearing examiners filed orders denying both of PNM's motions requesting dismissal and removal for lack of jurisdiction.

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

Renewable Energy Portfolio Standard

As discussed in Note 11, the ETA amends the REA including removal of diversity requirements and certain customer caps and exemptions relating to the application of the RPS under the REA. The REA provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures that utilities recover costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a Reasonable Cost Threshold ("RCT") for the procurement of renewable resources to prevent excessive costs being added to rates. The ETA sets a RCT of $60 per MWh, adjusted for inflation, using an average annual levelized resource cost basis. PNM makes renewable procurements consistent with the NMPRC approved plans and recovers certain renewable procurement costs from customers through the renewable energy rider billed on a KWh basis.

Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 11 MW
•Solar distributed generation, aggregating 261.6 MW at June 30, 2023, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2023 renewable energy procurement plan, which became effective on January 1, 2023, PNM proposed to collect $61.0 million for the year. PNM recorded revenues from the rider of $15.4 million and $34.0 million in the three and six months ended June 30, 2023 and $17.4 million and $31.8 million in the three and six months ended June 30, 2022. On June 1, 2023, PNM filed its renewable energy procurement plan for 2024 which proposes to collect $59.0 million for the year. PNM is not proposing any new resource procurements, and the plan states that existing projects are anticipated to exceed the applicable RPS standards of 2024. On June 30, 2023, the hearing examiners issued a procedural order in this proceeding with a hearing scheduled for September 1, 2023.

Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. On March 31, 2023, PNM filed an affidavit that provides documentation that PNM’s ROE for 2022 was 10.173%, exceeding a 10.075% return (9.575% allowed ROE plus 0.5%). PNM began refunding the excess to customers effective May 1, 2023.

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

On April 17, 2023, PNM filed an application for energy efficiency and load management programs to be offered in 2024, 2025, and 2026 (the "2024 Plan"). The 2024 Plan proposes to continue ten existing energy efficiency programs with modification and a total annual budget of $34.5 million in 2024, $35.4 million in 2025, and $36.5 million in 2026. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget and a sliding scale that provides additional incentive for additional energy saved as a percentage of program cost, up to the maximum allowed by the energy efficiency rule which for PNM is 10.73%. On April 26, 2023, the NMPRC appointed a hearing examiner. On May 19, 2023, the hearing examiner issued an order setting out a procedural schedule with a hearing to begin October 18, 2023. PNM is unable to predict the outcome of this matter.

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

On January 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. The recommended decision also states that a utility may request approval of a rate adjustment mechanism to remove regulatory disincentives to energy efficiency and load management measures and programs through a stand-alone petition, as part of the utility’s triennial energy efficiency application or a general rate case and that PNM is not otherwise precluded from petitioning for a rate adjustment mechanism prior to its next general rate case. Finally, the recommended decision stated that the EUEA does not permit the NMPRC to reduce a utility’s ROE based on approval of a disincentive removal mechanism founded on removing regulatory disincentives to energy efficiency and load management measures and programs. The recommended decision does not specifically prohibit a downward adjustment to a utility’s capital structure, based on approval of a disincentive removal mechanism. On April 27, 2022, the NMPRC issued an order adopting the recommended decision in its entirety. On May 24, 2022, PNM filed a notice of appeal with the NM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supreme Court. On June 23, 2022, PNM and other parties filed Statement of Issues with the NM Supreme Court. On September 6, 2022, PNM and other parties filed Briefs in Chief with the NM Supreme Court. On October 21, 2022, NEE filed Answer Briefs with the NM Supreme Court. The NM Supreme Court has scheduled oral arguments to be held on November 13, 2023. PNM cannot predict the outcome of this matter.

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

Integrated Resource Plans

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. On September 14, 2022, the NMPRC adopted revisions to the IRP Rule. The new rule revamps and modernizes the planning process to accommodate increased stakeholder involvement. The IRP Rule establishes a collaborative facilitated process for a utility and stakeholders to agree on a statement of need for potential new or additional resources, as well as an action plan to guide procurement or development of resources to meet the stated need. A most-cost-effective portfolio of resources shall be derived from the statement of need analysis. The statement of need and action plan must be accepted before the utility begins the resource solicitation process pursuant to the IRP Rule. Following acceptance of the statement of need and action plan, a utility will provide the NMPRC and intervenors drafts of the request for proposals (“RFP”) and a timeline for issuing, receiving, evaluating, and ranking bids. The NMPRC will then appoint an Independent Monitor (“IM”) to oversee the RFP process, which allows for parties and the IM to comment on the RFP consistency with the IRP, after which the utility issues the RFP. Within 75 days of receiving bids the utility shall provide the IM with results including pricing and non-price evaluation criteria, ranking of bids, chosen portfolio and alternatives that also meet the needs; the IM then rules on the fairness of the RFP execution. Acceptance of the statement of need and action plan will not constitute a finding of prudency or pre-approval of costs associated with the additional resources. Following the RFP and IM processes, the utility may apply approvals, and any costs incurred to implement the action plan will be considered in a general rate case and/or resource acquisition proceeding. On October 14, 2022, PNM and other investor-owned utilities filed motions for rehearing with the NMPRC. On October 26, 2022, the NMPRC issued an order partially granting and partially denying certain aspects of PNM's and the other investor-owned utilities' motions for rehearing. On November 2, 2022, the NMPRC adopted an amended IRP Rule. On December 2, 2022, PNM filed an appeal with the NM Supreme Court and on January 3, 2023, PNM and two other investor-owned utilities filed statements of issues with the NM Supreme Court. Among other things, the investor-owned utilities question whether the IRP Rule exceeds the NMPRC authority by imposing unauthorized requirements on utilities and extending NMPRC jurisdictional through over-broad interpretation of the statutes and state that the IRP Rule is contrary to law in its provisions for NMPRC regulation of a utility’s resource procurement decision-making. On June 5, 2023, PNM and the other two investor-owned utilities filed their Joint Brief in Chief and request for oral arguments at the NM Supreme Court. PNM cannot predict the outcome of this matter.

2023 IRP

On March 1, 2023, the NMPRC issued an order granting PNM’s Motion for Extension of time to file its 2023 IRP until December 15, 2023, and the deadline for commencing the facilitated stakeholder process, which commenced on June 15, 2023.

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

In 2020, the NMPRC approved PNM’s proposed abandonment of SJGS, subject to approval of replacement resources, and approved PNM’s proposed financing order to issue Securitized Bonds up to $361 million and establish a rate rider to collect non-bypassable customer charges for repayment of the bonds, subject to bi-annual adjustments (the "Energy Transition Charge").  The NMPRC authorized an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. The NMPRC also granted PNM authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, economic development, and workforce training. In addition, the NMPRC authorized PNM to record regulatory assets for certain other abandonment costs that are not specifically addressed under the provisions of the ETA to preserve its ability to recover the costs in a future general rate case, but the authority only extends to the deferral of the costs and is not approval of any ratemaking treatment. Later that year, the NMPRC issued an order approving replacement resource selection criteria identified in the ETA.

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

On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order that would require PNM to:

•Revise its rates to remove all of the costs of SJGS Unit 1 by issuing rate credits of $21.1 million on an annual basis, to customers by July 1, 2022
•Revise its rates again, to remove all costs of SJGS Unit 1, Unit 4, and common facilities by increasing the rate credits to $98.3 million on an annual basis, by October 1, 2022
•Transfer payments due and owing to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund within 30 days of the abandonment of SJGS Unit 1
•Include (in its next rate case application) an explanation and defense of the prudence in the timing of the issuance of Securitized Bonds beyond the abandonment dates and what actions were taken to protect customers from interest rate increases occurring as well as the continued marketability of the Securitized Bonds issued

On June 29, 2022, the NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. The additions to the final order include requirements for PNM file a report, no later than October 15, 2022, that contains a record of all of its costs incurred in the show cause proceeding so that the prudence of those costs will be known and be subject to review in PNM's future rate case and that the prudency review shall include a compliance filing to enable a review of the prudence of PNM's decision to delay bond issuance beyond the dates of the SJGS abandonment. On June 29, 2022, PNM filed an Emergency Motion and Supporting Brief for Stay with the NMPRC, which was denied. On June 30, 2022, PNM filed a Notice of Appeal and an Emergency Motion for Partial Interim Stay of the NMPRC's Final Order with the NM Supreme Court. Subsequently, on July 25, 2022, PNM filed another emergency motion seeking an immediate and ongoing stay from the NM Supreme Court for the pendency of the appeal. In the interim, PNM began issuing rate credits effective July 31, 2022, and PNM made payments totaling $19.8 million to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund. On September 2, 2022, the NM Supreme Court issued an order granting PNM's July 25, 2022 motion for partial stay and as a result PNM suspended issuing rate credits. On October 14, 2022,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM made its required compliance filing under the NMPRC's June 29, 2022 final order. On November 1, 2022, the NM Supreme Court issued an order continuing the partial stay of the rate credits during the pendency of the appeal. On November 15, 2022, PNM filed a supplemental compliance filing to its October 14, 2022 compliance filing. On May 22, 2023, PNM filed its Brief in Chief with the NM Supreme Court requesting the final order be vacated, and remanded back to the NMPRC, to properly apply the ETA and financing order to issue Securitized Bonds. The NMPRC and other parties filed Answer Briefs on July 27, 2023. PNM also requested that the NM Supreme Court allow oral arguments. PNM cannot predict the outcome of this matter.

As required under GAAP, PNM evaluated the consequences of the NMPRC's June 29, 2022 order and the related NM Supreme Court appeal and order granting the stay, as well as the subsequent motions and the hearing examiners' accounting order filed in the 2024 Rate Change. Specifically, PNM assessed the likelihood PNM would be required to establish a regulatory liability for the benefit of the rate credits and the associated carrying charge during the pendency of the stay. These evaluations indicate that it is reasonably possible that PNM would be successful on the issues it was appealing and defending at the NMPRC, and therefore, no loss or regulatory liability has been recorded as of June 30, 2023. The amount of any such loss to be recorded would depend on the ultimate outcome of the appeal, however based on amounts currently included in base rates, discussed above, PNM estimates the potential loss as of June 30, 2023 to be $77.8 million.

Additional information concerning the SJGS Abandonment Application is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

Four Corners Abandonment Application

On November 1, 2020, PNM entered into the Four Corners Purchase and Sale Agreement with NTEC, pursuant to which PNM agreed to sell its 13% ownership interest (other than certain transmission assets) in Four Corners to NTEC. The sale is contingent upon NMPRC approval. In connection with the sale, PNM would make payments of $75.0 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after December 31, 2024. Pursuant to the Four Corners Purchase and Sale Agreement, PNM would retain its current plant decommissioning and coal mine reclamation obligations. PNM made an initial payment to NTEC of $15.0 million in November 2020, subject to refund with interest upon termination of the Four Corners Purchase and Sale Agreement prior to closing. Under the terms of the Four Corners Purchase and Sale Agreement, upon receipt of the NMPRC approval, PNM is expected to make a final payment of $60.0 million.

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

On November 12, 2021, the hearing examiner issued a recommended decision recommending approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 15, 2021, the NMPRC issued a final order rejecting the hearing examiner's recommended decision and denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. In its order, the NMPRC concluded that PNM needed to conduct a review of the actual replacement resource portfolio and determined that the record was insufficient to determine the prudence of PNM’s investments in Four Corners. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application. On January 21, 2022, PNM filed its Statement of Issues outlining the arguments for appeal asserting, among other things, that the NMPRC misinterpreted and improperly applied the ETA in concluding that the NMPRC needed to review the actual replacement resource portfolio before authorizing abandonment and that the NMPRC improperly deferred the issue of prudence with respect to certain of PNM’s investments in Four Corners, where other parties were given the opportunity to present evidence and failed to demonstrate PNM was imprudent in its decisions. On March 24, 2022, PNM filed its Brief in Chief and answer briefs were filed on May 9, 2022. On June 17, 2022, PNM filed its Consolidated Reply Brief and on March 28, 2023, the NM Supreme

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Court heard oral arguments on the appeal. On July 6, 2023, the NM Supreme Court issued a decision concluding that the NMPRC reasonably and lawfully denied PNM's application for abandonment, determining that PNM did not meet its burden in challenging the NMPRC's final order. The Company is reviewing the NM Supreme Court's decision and will determine next steps.

GAAP requires a loss be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2023, PNM evaluated the NMPRC order in the Four Corners Abandonment Application and determined it was reasonably possible that PNM would be successful in recovery of its undepreciated investment in a future proceeding. In the three and six months ended June 30, 2023, PNM recorded a regulatory disallowance of $3.7 million for costs associated with obtaining an abandonment order, which are no longer expected to be recovered as a result of the NM Supreme Court's decision to uphold the NMPRC's decision to deny PNM's Four Corners Abandonment Application.

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

On April 21, 2021, the NMPRC issued an order assigning a hearing examiner and stated PNM's request to abandon the Leased Interest does not have any statutory or rule time limitation and the six-month limit in which the NMPRC must issue an order regarding the request for approvals of the solar PPAs and battery storage agreements does not begin until after the NMPRC acts on the abandonment request. The NMPRC's April 21, 2021 order also stated that issues reserved to a separate proceeding in the NM 2015 Rate Case regarding the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2 shall be addressed in this case and PNM shall file testimony addressing the issue. On June 28, 2021, NEE and CCAE jointly filed a motion to dismiss a portion of the application claiming that since PNM's request to abandon the Leased Interest was filed after PNM had already provided irrevocable notice it would not acquire the Leased Interest, abandonment is no longer required. On July 28, 2021, the hearing examiner issued a recommended decision on NEE's and CCAE's joint motion to dismiss, recommending dismissal of PNM's requests for approval to abandon and decertify the Leased Interest; dismissal of PNM's request for approval to sell and transfer the related assets; and dismissal of PNM's request to create regulatory assets for the associated remaining undepreciated investments, but did not preclude PNM seeking recovery of the costs in a general rate case in which the test year period includes the time period in which PNM incurs such costs. The hearing examiner's recommended decision further provided that PNM's request for replacement and system reliability resources and the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2 should remain within the scope of this case.

On August 25, 2021, the NMPRC issued an order granting portions of the July 28, 2021 recommended decision that were not contested related to dismissal of PNM's request for approval to abandon and decertify the Leased Interest and dismissal of PNM's request for approval to sell and transfer the related assets. In addition, the order bifurcated the issue of approval for the two PPAs and three battery storage agreements into a separate docket. On September 8, 2021, the NMPRC issued an order on the remaining issues in the recommended decision. The order found that PNM's request for a regulatory

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
asset to record costs associated with obtaining an abandonment order should be dismissed. However, the requests for regulatory assets associated with the remaining undepreciated investments should be addressed at an evidentiary hearing. On September 20, 2021, ABCWUA, Bernalillo County, NEE, and the NMAG filed a joint motion to reconsider the September 8, 2021 NMPRC order. Also, on September 20, 2021, PNM filed a motion for rehearing of the September 8, 2021 order stating that certain requirements of the order would lead to compromising PNM's First Amendment rights. On October 6, 2021, the NMPRC issued an order granting the motions for reconsideration and vacated the September 8, 2021 order, without specifically addressing issues raised in the motions.

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

PNM evaluated the consequences of the NMPRC's November 18, 2022 accounting order, as required under GAAP, and whether it should establish a regulatory liability in 2023 to account for revenue collected from ratepayers during the pendency of the 2024 Rate Change. In addition, PNM evaluated whether it should establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases in January 2023 and 2024. Based on these evaluations PNM concluded that the accounting order was not tied to a specific rate order and does not change PNM's resources or obligations and those decisions will be determined in the 2024 Rate Change. Therefore, no loss or regulatory liability has been recorded as of June 30, 2023. The amount of any such loss to be recorded would depend on the ultimate outcome of the 2024 Rate Change, however based on amounts currently included in base rates, PNM estimates the potential loss as of June 30, 2023 to be $18.7 million. PNM does not consider a disallowance of all or part of the cost of the undepreciated leasehold improvements to be probable and reasonably estimatable at this time, and in 2023 reclassified $88.2 million of undepreciated leasehold improvements, previously reflected in Net utility plant, to a deferred regulatory asset on PNMR's and PNM's Condensed Consolidated Balance Sheet at June 30, 2023.

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

Summer Peak Resource Adequacy

Throughout 2021, 2022 and continuing into 2023, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects as well as delays in replacement resources for the PVNGS leased capacity that expired in January 2023. On January 30, 2023, PNM informed the NMPRC that it had provided written notice to one of the SJGS replacement resource developers for 100 MW solar PPA and a 30 MW battery storage agreement of an event of seller default and of early termination and as a result the project would not proceed. In the second half of 2022 and the first quarter of 2023, PNM entered into agreements totaling 420 MW of firm power purchases for the summer peak in 2023 and the purchase of 40 MW of firm capacity at PVNGS for all twelve months of 2023, providing PNM with a projected system reserve margin necessary to meet customer demand. While PNM experienced a new system peak retail load of 2,139 MW on July 19, 2022, and in 2023 experienced a new system peak retail load of 2,162 MW on July 18, 2023, PNM’s generation resources performed sufficiently with no challenges to resource adequacy during the 2022 and 2023 summer peak seasons. PNM anticipates that a majority of the SJGS and PVNGS leased capacity replacement resources will be available prior to the 2024 summer peak season and may also secure additional firm energy market purchases necessary to meet customer load during the 2024 summer season. PNM is unable to predict the outcome of this matter.

Grid Modernization Application

On October 3, 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM's application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. PNM's application requested NMPRC approval by July 1, 2023 for PNM's grid modernization plan in addition to approval of PNM's proposed Grid Modernization Rider by September 1, 2023. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Application. PNM also requested authorization to create related regulatory assets and liabilities, permitting PNM to record costs incurred for the development and implementation of PNM’s plan between the requested approval of the application on July 1, 2023, and the implementation of the Grid Modernization Rider by September 1, 2023; undepreciated investments associated with legacy meters being replaced with AMI meters; and over- or under-collection of costs through the Grid Modernization Rider. In addition, PNM requested approval of the proposed format of an Opt-Out Consent Form and methodology to determine PNM’s proposed cost-based opt-out fees, which includes a one-time fee and a monthly fee. A hearing was held on March 20, 2023 through March 24, 2023. Post-hearing briefs were filed April 20, 2023, and response briefs were filed May 10, 2023. On May 31, 2023, the NMPRC issued an order requiring the hearing examiner to direct PNM to file a cost benefit analysis as a supplement to the application. On June 23, 2023, PNM filed its response to the order from the NMPRC, stating it could file the required cost benefit analysis by November 3, 2023. PNM is unable to predict the outcome of this matter.

COVID-19 Regulatory Matters

In 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As a result, PNM has deferred costs related to COVID-19 of $5.7 million in regulatory assets on the Condensed Consolidated Balance Sheet at both June 30, 2023 and December 31, 2022. Although PNM is seeking recovery for the increase in bad debt expense resulting from COVID-19 through a regulatory asset in the 2024 Rate Change, it no longer intends to seek recovery of other incremental costs related to the pandemic. In addition, PNM has cost savings related to COVID-19 of $0.9 million in regulatory liabilities on the Condensed Consolidated Balance Sheets at both June 30, 2023 and December 31, 2022.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Community Solar Act

In June 2021, the Community Solar Act established a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar (applicable until November 2024) facilities and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021 to adopt rules to establish a community solar program no later than April 1, 2022. On June 15, 2021, the NMPRC issued an order which required utilities provide a notice to all future applicants and to any likely applicants that, until the effective date of the NMPRC's rules in this area the NMPRC's existing interconnection rules and manual remain in place until amended or replaced by the NMPRC, and further, that a place in a utility's applicant queue for interconnection does not and will not provide any advantage for selection as a community solar project. PNM provided the required notices. On October 27, 2021, the NMPRC adopted an order issuing a Notice of Proposed Rulemaking ("NOPR") starting the formal process for adoption of rules pursuant to the Community Solar Act. On March 30, 2022, the NMPRC issued an order that adopted a rule on the administration of the Community Solar Act program. The rule required utilities to file proposed community solar tariffs with the NMPRC within 60 days from the publication of the rule. A number of motions for rehearing and requests for clarification were filed between April 7 and May 2, 2022. On May 18, 2022, the NMPRC issued an order partially granting motions for rehearing, reconsideration and clarification and staying implementation pending further rulemaking. On June 16, 2022, PNM requested clarification related to the existing interconnection queue, which would not delay implementation of the Community Solar Act program. On July 12, 2022, the NMPRC provided notice of publication of its final rule in the New Mexico Register, starting the 60-day clock for utilities to file their proposed community solar tariffs, forms, and other relevant agreements. On September 14, 2022, PNM filed Community Solar tariffs. On October 12, 2022, the NMPRC issued an order to suspend PNM's and two other investor-owned utilities tariffs and required the utilities to file information Staff has identified as necessary for a complete evaluation of the tariffs but did not appoint a hearing examiner or schedule a public hearing. Another investor-owned utility has filed an appeal with the NM Supreme Court seeking review of the NMPRC’s decisions, to which PNM has intervened.

On November 16, 2022, PNM filed its Community Solar tariff which establishes the Community Solar bill credit to be applied to an eligible retail customer of PNM who is a subscriber to a community solar facility. On December 23, 2022, PNM filed an updated Community Solar tariff under protest and filed a motion for clarification, suspension, and timely hearing on PNM’s Community Solar tariff. On January 18, 2023, the NMPRC suspended PNM’s Community Solar tariff. On March 1, 2023, the NMPRC issued an Order Opening a New Docket for Two-Phase Proceedings. The first phase will address issues concerning the proposed subscriber organization agreements and the proposed customer data forms. The second phase will address all issues concerning proposed tariffs, agreements and forms that are not addressed in the first phase. On May 31, 2023, the utilities filed a Consolidated Reply Brief to the NMPRC and the Joint Intervenors-Appellee filed Answer Briefs in the NM Supreme Court proceeding. PNM cannot predict the outcome of the pending matters.
Battery Energy Storage System Certificate of Public Convenience and Necessity ("CCN")
On May 3, 2023, PNM filed a CCN application with the NMPRC for two battery energy storage systems, 6 MW each, located on PNM's distribution system in Valencia and Bernalillo counties. PNM intends to construct, own, and operate these systems that will be interconnected to the distribution system on feeders that currently exceed their existing hosting capacity limits due to the high amount of solar production connected to them. The deployment of battery energy storage systems on these feeders at capacity will bring the power flow on the feeders back within design limits, potentially allowing a number of solar interconnection applications currently on hold to interconnect, which will in turn reduce carbon emissions and the need to curtail solar production in times of oversupply. PNM is requesting approval of the CCN application, with an estimated total cost of $25.8 million, by December 31, 2023 to support the proposed construction schedule and have the battery energy storage systems begin serving customers in June 2024. On May 30, 2023, the hearing examiner issued an order setting out a procedural schedule with a hearing to begin October 12, 2023, if necessary.
Meta Platforms Inc. Data Center

PNM has a special service contract to provide service to Meta, Inc. for a data center in PNM’s service area. Meta’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. The cost of renewable energy procured is passed through to Meta under a rate rider. A special service rate is applied to Meta’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources. As of June 30, 2023, PNM is procuring energy from

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
130 MW of solar-PV capacity from NMRD, a 50% equity method investee of PNMR Development. See additional discussion of NMRD in Note 16.

On July 24, 2023, PNM filed an application with the NMPRC for approval to service the data center for an additional 140 MW of solar PPA combined with 50 MW of battery storage expected to be operational in 2025.
Transportation and Electrification Program (TEP)
On June 1, 2023, PNM filed its 2024-2026 TEP with the NMPRC, requesting approval of a $37.1 million total three-year budget and continuation of the current TEP Rider. Approximately 22% of the budget, $8.0 million, will be dedicated to low-income customers. On July 21, 2023, the hearing examiner issued an order setting out a procedural schedule with a hearing to begin December 13, 2023. PNM is unable to predict the outcome of this matter.
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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 20, 2021	$41.2	$6.3
March 25, 2022	$95.6	$14.2
September 22, 2022	$36.0	$5.3
May 12, 2023	$150.5	$19.4

On July 21, 2023, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $21.4 million, which would increase revenues by $4.2 million annually. The application is pending before the PUCT.

Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments to reflect changes in investments in distribution assets. Historically, distribution utilities have been restricted to a single, annual periodic rate adjustment through a distribution cost recovery filing ("DCRF") submitted between April 1 and April 8 of each year as long as the electric utility was not earning more than its authorized rate of return using weather-normalized data. However, the recent passage of Senate Bill 1015 now permits DCRF proceedings to be filed twice per year with a 60-day administrative deadline that can be extended for 15 days on good cause. Additionally, a DCRF may be filed during a pending rate case proceeding as long as that DCRF request is not filed until the 185th day after the rate case proceeding was initiated.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following sets forth TNMP’s recent interim distribution rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 1, 2021	$104.5	$13.5
September 1, 2022	$95.7	$6.8
September 1, 2023	$157.0	$14.5

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP's 2021 EECRF filing requested recovery of $7.2 million, including a performance bonus of $2.3 million, and became effective March 1, 2022. On May 27, 2022, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2023. The total amount requested was $7.4 million, which includes a performance bonus of $1.9 million based on TNMP's energy efficiency achievements in the 2021 plan year. On August 24, 2022, a unanimous stipulation and settlement was filed with the PUCT to recover $7.3 million in 2023, including the performance bonus of $1.9 million. On October 6, 2022, the PUCT approved the unanimous stipulation. On May 26, 2023, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2024. The total amount requested was $6.6 million, which includes a performance bonus of $1.2 million based on TNMP's energy efficiency achievements in the 2022 plan year.

(13)     Lease Commitments

The Company leases office buildings, vehicles, and other equipment. In addition, PNM leases interests in PVNGS Unit 2 and certain rights-of-way agreements are classified as leases. All of the Company's leases with terms in excess of one year are recorded on the balance sheet by recording a present value lease liability and a corresponding right-of-use asset. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs, which are comprised primarily of fleet and office equipment leases commencing after January 1, 2019, are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Condensed Consolidated Statements of Earnings. See additional discussion of the Company's leasing activities in Note 8 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

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

The terms of each of the extended leases did not provide for additional renewal options beyond their scheduled expiration dates. PNM had the option to purchase the assets underlying each of the extended leases at their fair market value or to return the lease interests to the lessors on the expiration dates. On June 11, 2020, PNM provided notice to the lessors and the NMPRC of its intent to return the assets underlying both the PVNGS Unit 1 and Unit 2 leases upon their expiration in January 2023 and 2024. Although PNM elected to return the assets underlying the extended leases, PNM retains certain obligations related to PVNGS, including costs to decommission the facility. PNM depreciates its capital improvements related to the extended leases using NMPRC approved rates through the end of the NRC license period for each unit, which expire in June 2045 for Unit 1 and in June 2046 for Unit 2. Upon expiration of the leases PNM will cease depreciation and, as authorized by the NMPRC, create a regulatory asset for the associated remaining undepreciated investments.

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

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the leased interests. If such an event had occurred as of June 30, 2023, amounts due to the lessors under the circumstances described above would have been up to $13.8 million, payable on July 15, 2023 in addition to the scheduled lease payments due on that date.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of June 30, 2023 and December 31, 2022, the unamortized balance of these rights-of-ways was $57.5 million and $54.6 million. PNM recognized amortization expense associated with these agreements of $0.9 million and $1.8 million in the three and six months ended June 30, 2023 and $0.9 million and $2.0 million in the three and six months ended June 30, 2022.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At June 30, 2023, residual value guarantees on fleet vehicle and equipment leases are $0.9 million, $1.1 million, and $2.0 million for PNM, TNMP, and PNMR Consolidated.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2023			December 31, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$47,648	$2,456	$50,104	$52,556	$3,426	$55,982
Current portion of operating lease liabilities	7,795	1,030	8,825	17,239	1,543	18,781
Long-term portion of operating lease liabilities	33,422	1,237	34,658	39,633	1,703	41,336

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2023			December 31, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$24,105	$21,855	$46,290	$19,324	$20,084	$39,738
Accumulated depreciation	(9,857)	(10,364)	(20,518)	(7,726)	(8,202)	(16,189)
Non-utility property, net	14,248	11,491	25,772	11,598	11,882	23,549

Other current liabilities	$4,355	$4,184	$8,565	$3,441	$3,867	$7,363
Other deferred credits	9,859	7,323	17,190	8,079	8,028	16,123

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of June 30, 2023 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	7.75	1.99	7.43
Financing leases	3.99	3.09	3.58

Weighted average discount rate:
Operating leases	4.07%	4.13%	4.08%
Financing leases	4.24%	3.90%	4.08%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information for the components of lease expense is as follows:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$2,468	$401	$2,869	$6,376	$830	$7,206
Amounts capitalized	(103)	(331)	(434)	(263)	(684)	(947)
Total operating lease expense	2,365	70	2,435	6,113	146	6,259
Financing lease cost:
Amortization of right-of-use assets	1,123	1,098	2,235	2,132	2,162	4,329
Interest on lease liabilities	140	112	252	262	223	486
Amounts capitalized	(778)	(699)	(1,477)	(1,469)	(1,699)	(3,167)
Total financing lease expense	485	511	1,010	925	686	1,648

Variable lease expense	360	—	360	622	—	622
Short-term lease expense	145	1	149	292	1	299
Total lease expense for the period	$3,355	$582	$3,954	$7,952	$833	$8,828

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$6,665	$495	$7,181	$13,349	$1,023	$14,418
Amounts capitalized	(173)	(457)	(630)	(358)	(926)	(1,283)
Total operating lease expense	6,492	38	6,551	12,991	97	13,135
Financing lease cost:
Amortization of right-of-use assets	769	799	1,583	1,501	1,555	3,095
Interest on lease liabilities	79	80	160	147	153	301
Amounts capitalized	(563)	(764)	(1,327)	(1,060)	(1,480)	(2,540)
Total financing lease expense	285	115	416	588	228	856

Variable lease expense	262	—	262	367	—	367
Short-term lease expense (1)	1,137	3	1,147	2,269	3	2,317
Total lease expense for the period	$8,176	$156	$8,376	$16,215	$328	$16,675

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental cash flow information related to the Company’s leases is as follows:

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,208	$155	$16,363	$16,260	$75	$16,381
Operating cash flows from financing leases	88	38	127	45	21	68
Finance cash flows from financing leases	792	646	1,474	528	236	809

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$94	$6	$100	$1,079	$—	$1,079
Financing leases	4,793	1,783	6,576	2,151	1,625	3,776

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022.

Future expected lease payments are shown below:

	As of June 30, 2023
	PNM		TNMP		PNMR Consolidated
	Financing	Operating	Financing	Operating	Financing	Operating
	(In thousands)
Remainder of 2023	$2,539	$1,148	$2,343	$602	$4,900	$1,750
2024	4,204	8,149	4,068	945	8,286	9,094
2025	3,232	7,428	3,070	770	6,304	8,198
2026	2,735	7,019	1,912	76	4,647	7,094
2027	1,577	7,023	748	—	2,325	7,023
Later years	1,229	17,510	81	—	1,310	17,510
Total minimum lease payments	15,516	48,277	12,222	2,393	27,772	50,669
Less: Imputed interest	1,302	7,060	715	126	2,017	7,186
Lease liabilities as of June 30, 2023	$14,214	$41,217	$11,507	$2,267	$25,755	$43,483

The above table includes $13.1 million, $12.0 million, and $25.1 million for PNM, TNMP, and PNMR at June 30, 2023 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At June 30, 2023, the Company has various lease arrangements that have been executed but have not yet commenced, which are primarily related to battery storage agreements. The Company currently expects lease commencement dates in 2023 and 2024, with lease terms expiring in 2044, and will recognize lease assets and liabilities upon lease commencement. The expected total fixed consideration to be paid for these arrangements, which includes non-lease payments, is approximately $1.3 billion over the 20-year terms of the agreements.

(14)   Income Taxes
The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items, including excess tax benefits or deficiencies related to stock awards and taxes on Merger-related costs are excluded from the estimated annual effective tax rate

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
calculation. At June 30, 2023, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2023 would be 15.68%, 18.69%, and 14.72%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

During the six months ended June 30, 2023, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced by excess tax benefits related to stock awards of $0.3 million for PNMR, of which $0.2 million was allocated to PNM and $0.1 million was allocated to TNMP.

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

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Services billings:
PNMR to PNM	$29,142	$28,378	$60,642	$56,071
PNMR to TNMP	11,333	10,252	23,727	20,556
PNM to TNMP	104	123	169	216
TNMP to PNMR	35	35	71	71
PNMR to NMRD	82	81	164	145
Renewable energy purchases:
PNM from NMRD	3,748	3,801	6,109	6,422
Interconnection and facility study billings:
PNM to NMRD	—	—	—	—
PNM to PNMR	—	—	—	—
NMRD to PNM	—	—	—	—
Interest billings:
PNMR to PNM	7	2	10	9
PNM to PNMR	143	47	273	70
PNMR to TNMP	117	72	128	117
Income tax sharing payments:
PNMR to PNM	—	—	—	—
TNMP to PNMR	—	—	—	—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16)   Equity Method Investment

As discussed in Note 21 of the Company's 2022 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. As of June 30, 2023, NMRD’s renewable energy capacity in operation was 135.1 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations. PNMR Development, together with AEP OnSite Partners, has selected an adviser for the sale of NMRD.

In the six months ended June 30, 2023, PNMR Development and AEP OnSite Partners each made cash contributions to NMRD of $14.8 million for its construction activities. In the six months ended June 30, 2022, neither PNMR Development nor AEP OnSite Partners made any cash contributions to NMRD for its construction activities.

PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating revenues	$3,975	$4,021	$6,505	$6,817
Operating expenses	1,965	2,387	4,384	4,791
Net earnings	$2,010	$1,634	$2,121	$2,026

	Financial Position
	June 30,	December 31,
	2023	2022
	(In thousands)
Current assets	$4,468	$8,357
Net property, plant, and equipment	200,071	169,440
Non-current assets	9,856	9,631
Total assets	214,395	187,428
Current liabilities	1,162	5,822
Non-current liabilities	373	366
Owners’ equity	$212,860	$181,240

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

For its annual evaluations performed as of April 1, 2023, PNMR performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company's expectations of future financial performance since the April 1, 2018 quantitative analysis and the previous qualitative analyses through April 1, 2022 performed for PNM, as well as the April 1, 2020 quantitative analysis and the previous qualitative analyses through April 1, 2022 performed for TNMP. This analysis considered Company specific events such as the Merger, potential impacts of legal and regulatory matters discussed in Note 11 and Note 12, including potential outcomes in PNM’s San Juan Abandonment Application, PNM's Four Corners Abandonment Application, and PNM's PVNGS Leased Interest Abandonment Application. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2023 carrying values of PNM and TNMP exceeded their fair value. Since the April 1, 2023 annual evaluation, there have been no events or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

For its annual evaluations performed as of April 1, 2022, PNMR performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company's expectations of future financial performance since the April 1, 2018 quantitative analysis and the previous qualitative analyses through April 1, 2021 performed for PNM, as well as the April 1, 2020 quantitative analysis and the previous qualitative analyses through April 1, 2021 performed for TNMP. The April 1, 2018 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 19%. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2022 carrying value of PNM exceeded its fair value. The April 1, 2020 quantitative evaluations indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 38%. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2022 carrying value of TNMP exceeded its fair value.

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

The Merger Agreement provided that it may be terminated by each of PNMR and Avangrid under certain circumstances, including if the Effective Time shall not have occurred by the January 20, 2022 End Date; however, either PNMR or Avangrid could extend the End Date to April 20, 2022 if all conditions to closing have been satisfied other than the obtaining of all required regulatory approvals. As discussed below, in December 2021, the NMPRC issued an order rejecting the stipulation agreement relating to the Merger. In January 2022, PNMR, Avangrid and Merger Sub entered into an Amendment to the Merger Agreement pursuant to which PNMR and Avangrid agreed to extend the End Date to April 20, 2023. On April 12, 2023, PNMR, Avangrid, and Merger Sub entered into Amendment No. 2 to the Merger Agreement whereby all of the parties agreed to extend the End Date to July 20, 2023. On June 19, 2023, PNMR, Avangrid, and Merger Sub entered into Amendment No. 3 to the Merger Agreement whereby all of the parties agreed to extend the End Date to December 31, 2023, subject to a three-month extension by PNMR and Avangrid by mutual consent if all of the conditions to closing, other than the conditions relating to regulatory approval, have been satisfied as of December 31, 2023.

The Merger is subject to certain regulatory approvals, including from the NMPRC. The Joint Applicants to the NMPRC application and a number of intervening parties had entered into an amended stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. An evidentiary hearing was held in August 2021. On November 1, 2021, a Certification of Stipulation was issued by the hearing examiner, which recommended against approval of the amended stipulation. On December 8, 2021, the NMPRC issued an order adopting the Certification of Stipulation, rejecting the amended stipulation reached by the parties. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court. On February 2, 2022, PNMR and Avangrid filed a statement of issues outlining the argument for appeal. On April 7, 2022, PNMR and Avangrid filed their Brief in Chief with the NM Supreme Court. Answer briefs from the NMPRC were filed on June 14, 2022, and response briefs were filed on August 5, 2022. On March 8, 2023, PNM, Avangrid, and the NMPRC filed a motion with the NM Supreme Court to dismiss the appeal and remand the proceeding back to the NMPRC for further proceedings. On May 15, 2023, the NM Supreme Court issued an order denying the joint motion to dismiss the appeal, retaining jurisdiction over the case and has set oral argument for September 15, 2023.

With respect to other regulatory proceedings related to the Merger, in 2021 PNMR received clearances for the Merger from the Federal Trade Commission ("FTC") under the HSR Act, CFIUS, the FCC, FERC, the PUCT, and the NRC. As a result of the delay in closing of the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid were required to make a new filing under the HSR Act and request extensions of approvals previously received from the FCC and NRC. PNM has received approval from the FCC that runs through September 5, 2023, approval from the NRC that runs through May 25, 2024 and clearance under the HSR Act through March 10, 2024. No additional approvals are required from CFIUS, FERC or the PUCT.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 820,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

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

The Merger Agreement provided that it may be terminated by each of PNMR and Avangrid under certain circumstances, including if the Effective Time shall not have occurred by the January 20, 2022 End Date. On December 8, 2021, the NMPRC issued an order rejecting the stipulation agreement relating to the Merger. In light of the NMPRC ruling, on January 3, 2022, PNMR, Avangrid and Merger Sub entered into an Amendment to the Merger Agreement pursuant to which PNMR and Avangrid agreed to extend the End Date to April 20, 2023. On April 12, 2023, PNMR, Avangrid, and Merger Sub agreed to further extend the End Date to July 20, 2023. On June 19, 2023, PNMR, Avangrid, and Merger Sub agreed to further extend the End Date to December 31, 2023, subject to a three-month extension. The Merger is subject to certain regulatory approvals, including from the NMPRC. For further discussion regarding the Merger, see Note 18.

Retirement of SJGS

After nearly half a century of reliable service and several years of planning towards its retirement, the last unit of the coal-fired SJGS has been removed from service, as PNM achieves significant progress towards its ESG goals for reducing carbon emissions from its generation portfolio. The four-unit, coal-fired SJGS, whose first unit was brought online in 1973, was reduced to two units at the end of 2017 with the retirement of Units 2 and 3. Unit 1 was retired in June 2022, and Unit 4 was retired in September 2022. Coal-fired generation now comprises less than 10% of resource portfolio capacity for PNM. Carbon-free generation comprises 53% of the Company’s 2.6-gigawatt capacity serving New Mexico customers, with additional renewable resources under development for implementation in the coming years. The Company previously published emissions goals for 2025 including a 60% reduction of carbon emissions from owned generation facilities based on 2005 levels. The retirement of SJGS achieves this interim goal and places the Company in position to reach its industry-leading goal of completely eliminating carbon emissions from its generation portfolio by 2040.

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

Texas Legislation

In the 2023 Texas Legislative session several bills were passed to support utility reliability and resiliency by encouraging and protecting utility infrastructure investments. The bill with the largest near-term financial impact to TNMP is the DCRF legislation that adds a second filing per year and shorten the regulatory timeframe for the proceedings. Other bills include system resiliency and temporary mobile generation, which provide opportunities for added investment in TNMP's service territory and reduce uncertainty around rate recovery. Another bill directs ERCOT to develop reliability plans for the Permian Basin by January 30, 2024, which could result in the need for additional investments in the West Texas service territory. Additionally, the Damaging Critical Infrastructure Bill helps protect TNMP's investments in response to criminal offenses damaging critical infrastructure facilities. These pieces of legislation demonstrate that Texas continues to encourage utility investment and prioritizes timely rate recovery. In its future plans, TNMP will look to prioritize investments aligned with these measures that improve the quality of service for current and future customers.

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

The ETA has and will have a significant impact on PNM’s future generation portfolio, including PNM’s retirement of SJGS in 2022 and the potential Four Corners exit in 2024 (subject to regulatory approval). PNM cannot predict the full impact of the ETA on potential future generating resource abandonment and replacement filings with the NMPRC.

State Regulation

SJGS Abandonment Application – In 2019, PNM filed the SJGS Abandonment Application with the NMPRC. The application included several replacement resource scenarios including PNM's recommended replacement scenario, which is consistent with PNM's goal of having a 100% emissions-free generating portfolio by 2040 and would have provided cost savings to customers while preserving system reliability.

In 2020, the NMPRC issued an order which authorized PNM to abandon SJGS by June 30, 2022, to issue Securitized Bonds of up to $361 million, and to establish the Energy Transition Charge. The NMPRC's order required an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, PNM was granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, and economic development funds. Later that year, the NMPRC issued an order approving replacement resource selection criteria identified in the ETA.

On February 28, 2022, WRA and CCAE filed a joint motion for order to show cause and enforce financing order and supporting brief, which requested that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS is abandoned, and to otherwise enforce the NMPRC’s April 1, 2020 final order. On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order requiring PNM to, among other things, revise its rates to remove all of the costs of SJGS and issue rate credits to customers. On June 29, 2022, the NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. On July 25, 2022, PNM filed an emergency motion seeking an immediate and ongoing stay from the NM Supreme Court for the pendency of the appeal. On September 2, 2022, the NM Supreme Court issued an order granting PNM's July 25, 2022 motion for partial stay. On November 1, 2022, the NM Supreme Court issued an order continuing the partial stay of the rate credits during the pendency of the appeal. See additional discussion of the SJGS Abandonment Application in Notes 11 and 12.

Four Corners Abandonment Application - In early 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of Securitized Bonds as provided by the ETA. PNM's filing provided background on the NMPRC's consideration of the prudence of PNM's investment in Four Corners explained how the proposed sale and abandonment provides a net public benefit. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a notice of appeal with the NM Supreme Court of the NMPRC decision to deny the application. On July 6, 2023, the NM Supreme Court issued a decision concluding that the NMPRC reasonably and lawfully denied PNM's application for abandonment, determining that PNM did not meet its burden in challenging the NMPRC's final order. The Company is reviewing the NM Supreme Court's decision and will determine next steps.

PNM enhanced its plan to exit Four Corners and emphasized its ESG strategy to reduce carbon emissions on March 12, 2021 with an announcement for additional plans allowing for seasonal operations at Four Corners beginning in the fall of 2023, subject to the necessary approvals, including PNM's Four Corners Abandonment Application at the NMPRC. The solution for seasonal operations would ensure the plant is available to serve each owners' customer needs during times of peak energy use while minimizing operations during periods of low demand. This approach would result in an estimated annual 20 to 25 percent reduction in carbon emissions at the plant and retains jobs and royalty payments for the Navajo Nation. See additional discussion of the ETA and PNM’s Four Corners Abandonment Application in Notes 11 and 12.

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

On August 25, 2021, the NMPRC issued an order confirming PNM requires no further NMPRC authority to abandon the PVNGS Leased Interest and to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased

Interest to SRP. On November 18, 2022, the NMPRC issued its order on Joint Motion for Accounting Order requiring PNM to establish a regulatory liability to track and account for, upon termination of the PVNGS leases, all costs currently borne by ratepayers associated with those leases during pendency of the 2024 Rate Change, subject to a determination of ratemaking treatment. In addition, PNM may establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases, and to record cost differences in the proceeds from SRP for the sale of the PVNGS Leased Assets and the actual book value for which recovery of these costs will be determined in the 2024 Rate Change. The NMPRC order also states that in its general rate case PNM must address unresolved issues including whether PNM’s decision to renew the five leases and the repurchase of 64.1 MW in PVNGS Unit 2 capacity exposed ratepayers to additional financial liability beyond that to which they would otherwise would have been exposed, and whether PNM should be denied recovery of future decommissioning expenses as a remedy for imprudence. The NMPRC has approved replacement resources for its PVNGS Leased Interest of 300 MW solar PPA combined with a 300 MW battery storage agreement. PNM anticipates these facilities will be in service in 2024 and continues to pursue additional resources to replace the PVNGS leases. For additional information on PNM's Leased Interest and the associated abandonment application see Note 13 and Note 12, respectively.

Summer Peak Resource Adequacy - Throughout 2021, 2022 and continuing into 2023, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects as well as delays in replacement resources for the PVNGS leased capacity that expired in January 2023. On January 30, 2023, PNM informed the NMPRC that it had provided written notice to one of the SJGS replacement resource developers for 100 MW solar PPA and a 30 MW battery storage agreement of an event of seller default and of early termination and as a result the project would not proceed. In the second half of 2022 and the first quarter of 2023, PNM entered into agreements totaling 420 MW of firm power purchases for the summer peak in 2023 and the purchase of 40 MW of firm capacity at PVNGS for all twelve months of 2023, providing PNM with a projected system reserve margin necessary to meet customer demand. While PNM experienced a new system peak retail load of 2,139 MW on July 19, 2022, and in 2023 experienced a new system peak retail load of 2,162 MW on July 18, 2023, PNM’s generation resources performed sufficiently with no challenges to resource adequacy during the 2022 and 2023 summer peak seasons. PNM anticipates that a majority of the SJGS and PVNGS leased capacity replacement resources will be available prior to the 2024 summer peak season and may also secure additional firm energy market purchases necessary to meet customer load during the 2024 summer season. See Note 12.

2020 Decoupling Petition – In 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. On April 27, 2022, the NMPRC issued an order finding that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. On May 24, 2022, PNM filed a notice of appeal with the NM Supreme Court. See Note 12.

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

Advanced Metering – Currently, TNMP has approximately 270,000 advanced meters across its service territory. Beginning in 2019, the majority of costs associated with TNMP’s AMS program are being recovered through base rates. On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 of $9.0 million and approve appropriate carrying charges until full collection. The PUCT approved substantially all costs on February 10, 2022. In 2020, TNMP filed an application with the PUCT for authorization to implement necessary technological upgrades of approximately $46 million to its AMS program, which the PUCT approved on January 14, 2021. TNMP will recover the investment associated with the upgrade in its approved 2023 DCRF filing. PNM's Grid Modernization Application includes proposals for installation and deployment of advanced metering infrastructure investments. See Note 12.

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

FERC Regulation

Rates PNM charges wholesale transmission customers are subject to traditional rate regulation by FERC. Rates charged to wholesale electric transmission customers, other than customers on the Western Spirit Line, are based on a formula rate mechanism pursuant to which rates for wholesale transmission service are calculated annually in accordance with an approved formula. The formula includes updating cost of service components, including investment in plant and operating expenses, based on information contained in PNM’s annual financial report filed with FERC, as well as including projected transmission capital projects to be placed into service in the following year. The projections included are subject to true-up. Certain items, including changes to return on equity and depreciation rates, require a separate filing to be made with FERC before being included in the formula rate.

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

The Company continues to monitor and respond to developments related to COVID-19, which includes working with its suppliers to manage the impacts to its supply chain. The Company also remains focused on the integrity of its information systems and other technology systems used to run its business. However, the Company cannot predict the extent of its effects on the global, national or local economy, or on the Company's financial position, results of operations, and cash flows. The Company will continue to monitor these developments and will remain focused on protecting the health and safety of its customers, employees, contractors, and other stakeholders, and on its objective to provide safe, reliable, affordable and environmentally responsible power.

On April 1, 2021, PNM joined and began participating in the EIM. The EIM is a real-time wholesale energy trading market operated by the CAISO that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. PNM completed a cost-benefit analysis, which indicated participation in the EIM would provide substantial benefits to retail customers. In 2018, PNM filed an application with the NMPRC requesting, among other things, to recover initial capital investments and authorization to establish a regulatory asset to recover other expenses that would be incurred in order to join the EIM. The NMPRC approved the establishment of a regulatory asset but deferred certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers until PNM’s next general rate case filing. PNM has experienced an aggregate of $76.8 million in cost savings to customers through participation in the EIM, which includes $7.3 million and $29.7 million in the three and six months ended June 30, 2023. PNM passes the cost savings through to customers under PNM’s FPPAC.

PNM joined the Western Resource Adequacy Program ("WRAP") in April 2023 to bolster PNM’s preparations for times of critical need. WRAP is a first-of-its-kind program in the West that adds a region-wide coordination between power providers for assessing and addressing resource adequacy. This step helps ensure regional resource availability is visible and coordinated in the event PNM customers are critically impacted by a resource emergency. WRAP is currently in the non-binding phases of the program, which is expected to continue through the winter of 2025.

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

PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. As of June 30, 2023, NMRD’s renewable energy capacity in operation was 135.1 MW, which includes 130 MW of solar-PV facilities to supply energy to the Meta data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. In addition, the NMPRC approved PNM to enter into a 50 MW solar PPA to service the Meta data center, which will be owned by NMRD and is expected to be operational in 2023. On July 24, 2023, PNM filed an application with the NMPRC for approval to service the data center for an additional 140 MW of solar PPA combined with 50 MW of battery storage expected to be operational in 2025. PNMR Development, together with AEP OnSite Partners, has selected an adviser for the sale of NMRD. Proceeds resulting from the sale will support the funding of regulated capital investments.

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

In the second quarter of 2022, PNM initiated its 2023 IRP process which will cover the 20-year planning period from 2023 through 2043. Consistent with historical practice, PNM is receiving public input from interested parties as part of this process. On March 1, 2023, the NMPRC issued an order granting PNM’s Motion for Extension of time to file its 2023 IRP until December 15, 2023, and the deadline for commencing the facilitated stakeholder process, which commenced on June 15, 2023.
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

PNMR’s corporate website (www.pnmresources.com) includes a dedicated section providing key environmental and other sustainability information related to PNM’s and TNMP’s operations and other information that collectively demonstrates the Company’s commitment to ESG principles. This information highlights plans for PNM to be coal-free no later than 2031 and to achieve an emissions-free generating portfolio by 2040.

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

The Infrastructure Investment and Jobs Act, also commonly known as the Bipartisan Infrastructure Law ("BIL"), was signed into law on November 15, 2021. This act represents a “once-in-a-generation” investment designed to modernize and upgrade America’s infrastructure. The BIL includes historic investments to upgrade the transmission and distribution systems to improve reliability and resilience, and to facilitate the deployment of more affordable and cleaner energy across the country. In addition to the recent filing of PNM's Grid Modernization Application with the NMPRC, the Company is currently monitoring the release of grant opportunities by the U.S. Department of Energy and the State Energy, Minerals and Natural Resources Department, and has applied for funding to supplement the investment in the Grid Modernization Application. In collaboration with a coalition including private companies, New Mexico State University, the National Renewable Energy Laboratory, and principal grantee GridBeyond Ltd, PNM was awarded a BIL grant through DOE in the Advanced Reliability and Resiliency Operations for Wind and Solar (ARROWS) program. This grant provides $3.9 million in BIL funding, with a $3.9 million local match, and aims to boost confidence in renewable power investment using GridBeyond Ltd artificial intelligence (AI) -powered distributed energy resource management system (iDERMS) technology. The AI-powered platform will be used to forecast, optimize, and control resources such as wind, solar and batteries on PNM’s power grid in real-time. Field and lab tests of the technology will enable GridBeyond Ltd to collect, analyze, and quantify the overall energy savings and determine how successfully it integrates these resources against a backdrop of variable renewable power output and storage.

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

Other Environmental Matters

Four Corners may be required to comply with environmental rules that affect coal-fired generating units, including regional haze rules and the ETA. On May 23, 2023, EPA proposed new carbon pollution standards for coal and natural gas-fired power plants under Section 111 of the CAA. PNM is currently evaluating the proposed rule, which will have an impact on Four Corners as an existing coal-fired power plant. EPA plans to finalize the rule by Summer 2024. See Note 11.

Renewable Energy

PNM’s renewable procurements include utility-owned solar capacity, as well as solar, wind and geothermal energy purchased under PPAs. As of June 30, 2023, PNM has 158 MW of utility-owned solar capacity in operation. In addition, PNM purchases energy from a customer-owned distributed solar generation program that had an installed capacity of 261.6 MW at June 30, 2023. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 200 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM's 2020 renewable energy procurement plan was approved by the NMPRC in

January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind II that became operational in June 2021. Under the Solar Direct program discussed above, PNM procures renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. The NMPRC approved the portfolio to replace the retirement of SJGS resulting in PNM executing solar PPAs of 550 MW combined with 270 MW of battery storage agreements. In addition, the PVNGS Leased Interest Abandonment Application approved by the NMPRC includes a 300 MW solar PPA combined with a 300 MW battery storage agreement. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the ETA, without exceeding cost requirements. See additional discussion of the ETA and PNM’s Abandonment Applications in Notes 11 and 12.

As discussed in Strategic Investments above, PNM is currently purchasing the output of 130 MW of solar capacity from NMRD that is used to serve the Meta data center which includes two 25-year PPAs to purchase renewable energy and RECs from an aggregate of approximately 100 MW of capacity from two solar-PV facilities constructed by NMRD to supply power to Meta, Inc. PNM has also entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Meta data center. These PPAs include the purchase of power and RECs from two wind projects totaling 216 MW and a 50 MW solar-PV project which began commercial operations in June 2022. In addition, PNM has authorization to service the Meta data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage and a 50 MW solar PPA. Most recently, on July 24, 2023, PNM filed an application with the NMPRC for approval to service the data center for an additional 140 MW of solar PPA combined with 50 MW of battery storage expected to be operational in 2025.

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

Water Conservation and Solid Waste Reduction

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 45% more efficient than in 2005). Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of air-cooling technology have contributed to this reduction. Water usage has continued to decline as PNM has substituted less fresh-water-intensive generation resources to replace SJGS. As the Company moves forward with its mission to achieve 100% carbon-free generation by 2040, it expects that more significant water savings will be gained. Shutting down SJGS in 2022 and the potential exit of Four Corners in 2024 (subject to regulatory approval) will allow the Company to reach our goals for reduced freshwater use at 80% by 2035 and 90% by 2040 from 2005 levels. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy.

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

During the three years ended December 31, 2022, corporate giving contributed $10.9 million to civic, educational, environmental, low income, and economic development organizations. During 2023, corporate giving has maintained a strategic focus on these pillars and continues to highlight corporate citizenship through active involvement with sponsorships demonstrating PNM's commitment to the community. In addition, emergency relief funds in 2022 supported non-profits providing response to the fires in northern and southern New Mexico. Also in December 2022, PNM made donations totaling $150,000 to food banks across the state of New Mexico including tribal communities.

PNMR recognizes its responsibility to support programs and organizations that enrich the quality of life across its service territories and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In response to community needs, PNMR partners with other corporate funders to support nonprofits and small businesses. While its service territory does not include the Navajo Nation, PNM’s operations include generating facilities and employees in this region. The PNM Navajo Nation Workforce Training Scholarship Program provides support for Navajo tribal members and encourages the pursuit of education and training in existing and emerging jobs in the communities in which they live. PNM has invested in paid summer college engineering internship programs for American Indian students available in the greater Albuquerque area, established the PNM Pueblo Education Scholarship Endowment to invest in higher education for Native American Indian students, and supported the Coalition to Stop Violence Against Native Women. PNM also continues to partner in the Light up Navajo project, piloted in 2019 and modeled after mutual aid to connect homes without electricity to the power grid. PNM has partnered with New Mexico universities to enhance intern programs and developed a business coalition model to drive economic development through intern partnerships. PNM has also partnered with key nonprofit organizations to initiate funding and action for programs focused on diversity, equity and inclusion.

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

Employee volunteers are the lifeblood of a healthy corporate culture. Community giving through volunteers’ time and effort is at the heart of employee engagement. Throughout 2023, the Company is holding large-scale volunteer events, working alongside nonprofits, schools, and vulnerable communities throughout New Mexico and Texas. More than 500 employees in both states participated in the “Day of Service”, a workday event encouraging employee volunteerism. Throughout the year, employees volunteer their time generously through their independent volunteer activities and board participation. Employees strengthen community resilience by giving at least 8,000 volunteer hours each year to support the health, safety, and well-being of diverse communities.

In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides nearly $1.2 million in grant funding each year across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop their mission, develop and implement environmental programs, and provide educational opportunities. The PNM Resources Foundation continued to expand its matching and volunteer grant programs and the annual amount of matching donations available to each of its employees was increased. The PNM Resources Foundation also approved an increase to the amount awarded to employees, through the employee crisis management fund, who have been affected by the wildfires. Throughout 2023, the Foundation is celebrating its 40th year of serving community needs highlighting education, inclusion, the environment and community vitality, and, in addition awarded $0.7 million to 44 organizations in New Mexico and Texas.

Economic Factors

PNM – In the three and six months ended June 30, 2023, PNM experienced a decrease of 2.8% and 0.8% in weather normalized residential load. Weather normalized commercial load experienced a decrease of 2.0% and an increase of 1.2% compared to 2022. In addition, PNM experienced an increase in industrial load of 0.4% and a decrease of 3.9% compared to 2022.

TNMP – In the three and six months ended June 30, 2023, TNMP experienced an increase of 0.9% and a decrease of 0.1% in volumetric weather normalized retail load compared to 2022. Weather normalized demand-based load, excluding retail transmission consumers increased 27.5% and 26.8% in the three and six months ended June 30, 2023 compared to 2022.

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

Results of Operations

Net earnings attributable to PNMR were $100.3 million, or $1.16 per diluted share in the six months ended June 30, 2023 compared to $31.4 million, or $0.36 per diluted share in 2022. Among other things, earnings in the six months ended June 30, 2023 benefited from higher transmission margin at PNM and TNMP, higher demand-based load at TNMP, higher distribution rates at TNMP, increased performance on PNM's NDT, coal mine reclamation and SJGS decommissioning investment securities, and decreased operational and maintenance expense and depreciation expense at PNM primarily due to the retirement of SJGS and the disposition of the PVNGS Unit 1 Leased Interest. These increases were partially offset by lower weather normalized retail load and milder weather conditions at PNM, milder weather at TNMP, higher employee related, outside services and vegetation management expenses at PNM and TNMP, increased depreciation and property taxes at TNMP due to increased plant in service, and higher interest charges at PNM, TNMP and Corporate and Other. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR, PNM, and TNMP have revolving credit facilities with capacities of $300.0 million, $440.0 million, and $100.0 million. Total availability for PNMR on a consolidated basis was $527.5 million at July 28, 2023. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries. For additional details regarding the Company's revolving credit facilities see Note 9.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $5.2 billion for 2023 - 2027, including amounts expended through June 30, 2023. These construction expenditures include PNM’s capital initiatives for investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM's Grid Modernization Application.

As discussed in Note 9, in November 2022, PNMR entered into a distribution agreement, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through sales agents under the PNMR 2022 ATM Program. During the first quarter of 2023, PNMR entered into the 2023 Forward Sale Agreements relating to the sale of 504,452 shares and 528,082 shares of common stock, at an average initial forward sale price of $48.49 per share and $48.30 per share, respectively. During the second quarter of 2023, PNMR entered into 2023 Forward Sale Agreements relating to the sale of 1,049,116 shares of common stock, at an average initial forward sale price of $45.49 per share.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

After considering the effects of these financings and the Company's short-term liquidity position as of July 28, 2023, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $812.4 million through August 2024. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2023-2027 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of June 30, 2023 and July 28, 2023, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$45.3	$15.4	$29.9	$100.3	$31.4	$68.9
Average diluted common and common equivalent shares	86.1	86.2	(0.1)	86.1	86.2	(0.1)
Net earnings attributable to PNMR per diluted share	$0.53	$0.18	$0.35	$1.16	$0.36	$0.80

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
	(In millions)
PNM	$37.4	$87.7
TNMP	(1.5)	(6.4)
Corporate and Other	(6.0)	(12.2)
Net change	$29.9	$68.9

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In millions)

Gross margin	$120.2	$110.8	$9.4	$260.6	$219.7	$40.9
Energy production costs	25.6	42.5	(16.9)	48.0	76.1	(28.1)
Transmission and distribution costs	14.8	13.5	1.3	28.6	25.1	3.5
Depreciation and amortization	44.1	46.0	(1.9)	87.8	91.8	(4.0)
Utility margin	$204.6	$212.8	$(8.2)	$424.9	$412.7	$12.2

The following table summarizes the operating results for PNM:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In millions)
Electric operating revenues	$338.2	$376.8	$(38.6)	$768.4	$715.5	$52.9
Cost of energy	133.6	164.0	(30.4)	343.5	302.8	40.7
Utility margin	204.6	212.8	(8.2)	424.9	412.7	12.2
Operating expenses	106.2	117.4	(11.2)	204.9	226.5	(21.6)
Depreciation and amortization	44.1	46.0	(1.9)	87.8	91.8	(4.0)
Operating income	54.4	49.4	5.0	132.3	94.5	37.8
Other income (deductions)	9.1	(38.5)	47.6	20.9	(60.6)	81.6
Interest charges	(20.8)	(14.5)	(6.3)	(38.9)	(29.1)	(9.8)
Segment earnings before income taxes	42.7	(3.6)	46.3	114.4	4.7	109.7
Income (taxes) benefit	(7.4)	1.2	(8.6)	(19.2)	0.4	(19.6)
Valencia non-controlling interest	(4.0)	(3.6)	(0.4)	(9.1)	(6.7)	(2.4)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings	$31.2	$(6.2)	$37.4	$85.8	$(1.9)	$87.7

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2023	2022	Change	2023	2022	Change
	(Gigawatt hours, except customers)
Residential	734.9	769.2	(4.5)%	1,540.0	1,564.5	(1.6)%
Commercial	861.9	893.2	(3.5)	1,696.2	1,688.9	0.4
Industrial (1)	468.2	426.3	9.8	928.8	837.2	10.9
Public authority	51.9	54.1	(4.1)	94.7	99.1	(4.4)
Economy energy service (2)	153.8	131.7	16.8	301.7	265.2	13.8
Wholesale energy sales (3)	1,238.4	1,845.0	(32.9)	2,563.2	3,745.8	(31.6)
	3,509.1	4,119.5	(14.8)%	7,124.6	8,200.7	(13.1)%
Average retail customers (thousands)	547.7	543.1	0.8%	547.1	542.6	0.8%

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

Operating Results – Three Months Ended June 30, 2023, compared to 2022

The following table summarizes the significant changes to gross margin:

Three Months Ended June 30, 2023
Change
Gross margin:	(In millions)

Utility margin (see below)	$(8.2)
Depreciation and amortization (see below)	1.9
Lower plant maintenance costs primarily due to the retirement of SJGS, the disposition of the PVNGS Unit 1 Leased Interest, and lower costs at gas fired plants, partially offset by higher costs at Four Corners and the remaining interests in PVNGS	20.0
Higher employee related, outside services, and vegetation management expenses, excluding administrative costs	(3.0)
Other	(1.3)
Net Change	$9.4

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2023
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales decreased 2.8% for residential customers and 2.0% for commercial customers, partially offset by increased sales to industrial customers of 0.4%	$(5.9)
Weather – Milder weather in the second quarter of 2023; cooling degree days were 18.9% lower in 2023	(2.4)
Transmission – Increase in revenues primarily due to higher volumes	4.4
Rate riders – Includes renewable energy, FPPCAC, and energy efficiency riders	(3.8)
Other	(0.5)
Net Change	$(8.2)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2023
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs primarily due to the retirement of SJGS, the disposition of PVNGS Unit 1 Leased Interest, and lower costs at gas fired plants, partially offset by higher costs at Four Corners and the remaining interests in PVNGS	$(18.9)
Higher employee related, outside services, and vegetation management expenses	4.5
Higher regulatory disallowances and restructuring costs	2.3
Other	0.9
Net Change	$(11.2)

Depreciation and amortization:

Increased utility plant in service	$1.6
Lower depreciation due to the retirement of SJGS	(3.0)
Lower depreciation due to the disposition of the PVNGS Unit 1 Leased Interest	(0.7)
Other	0.2
Net Change	$(1.9)

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$45.6
Higher interest income and lower trust expenses related to investment securities in the NDT, coal mine reclamation and SJGS decommissioning trusts	1.5
Other	0.5
Net Change	$47.6

Interest charges:

Higher interest on term loans	$(3.0)
Issuance of $200 million SUNs in April 2023	(2.0)
Higher interest on short-term borrowings	(1.9)
Higher interest on transmission interconnections and other customer deposit arrangements	(0.9)
Higher debt AFUDC	1.7
Other	(0.2)
Net Change	$(6.3)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(11.7)
Higher amortization of federal excess deferred income taxes	2.9
Other	0.2
Net Change	$(8.6)

Operating Results – Six Months Ended June 30, 2023 compared to 2022

The following table summarizes the significant changes to gross margin:

Six Months Ended June 30, 2023
Change
Gross margin:	(In millions)

Utility margin (see below)	$12.2
Depreciation and amortization (see below)	4.0
Lower plant maintenance costs primarily due to the retirement of SJGS, the disposition of the PVNGS Unit 1 Leased Interest, and lower costs at gas fired plants, partially offset by higher costs at Four Corners and the remaining interests in PVNGS	31.4
Higher employee related, outside services, and vegetation management expenses, excluding administrative costs	(4.7)
Other	(2.0)
Net Change	$40.9

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2023
Change
Utility margin:	(In millions)

Retail customer usage/load –Weather normalized retail KWh sales decreased 0.8% for residential customers and 3.9% for industrial customers, partially offset by increased sales of 1.2% for commercial customers	$(2.7)
Weather – Primarily due to milder weather in the second quarter of 2023	(2.3)
Transmission – Increase in revenues primarily due to higher market prices and higher volumes	18.3
Rate riders – Includes renewable energy, FPPCAC, and energy efficiency riders	(2.8)
Other	1.7
Net Change	$12.2

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2023
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs primarily due to the retirement of SJGS, the disposition of PVNGS Unit 1 Leased Interest, and lower costs at gas fired plants, partially offset by higher costs at Four Corners and the remaining interests in PVNGS	$(31.2)
Higher employee related, outside services, and vegetation management expenses	8.4
Higher regulatory disallowances and restructuring costs	2.3
Other	(1.1)
Net Change	$(21.6)

Depreciation and amortization:

Increased utility plant in service	$3.0
Lower depreciation due to the retirement of SJGS	(6.0)
Lower depreciation due to the disposition of the PVNGS Unit 1 Leased Interest	(1.4)
Other	0.4
Net Change	$(4.0)

Six Months Ended June 30, 2023
Change
Other income (deductions):	(In millions)

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$78.6
Higher interest income and lower trust expenses related to investment securities in the NDT, coal mine reclamation and SJGS decommissioning trusts	2.9
Other	0.1
Net Change	$81.6

Interest charges:

Higher interest on term loans	$(5.9)
Higher interest on short-term borrowings	(4.4)
Issuance of $200 million SUNs in April 2023	(2.0)
Higher interest on transmission interconnections and other customer deposit arrangements	(1.2)
Higher debt AFUDC	3.7
Net Change	$(9.8)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(27.2)
Higher amortization of federal excess deferred income taxes	6.6
Other	1.0
Net Change	$(19.6)

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

Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In millions)

Gross margin	$61.4	$59.4	$2.0	$107.7	$104.7	$3.0
Transmission and distribution costs	10.7	7.6	3.1	19.0	14.5	4.5
Depreciation and amortization	27.9	24.3	3.6	55.4	48.0	7.4
Utility margin	$100.1	$91.3	$8.8	$182.2	$167.2	$15.0

The following table summarizes the operating results for TNMP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In millions)
Electric operating revenues	$138.9	$123.0	$15.9	$252.8	$228.4	$24.4
Cost of energy	38.8	31.6	7.2	70.7	61.2	9.5
Utility margin	100.1	91.3	8.8	182.2	167.2	15.0
Operating expenses	33.4	29.0	4.4	66.2	57.0	9.2
Depreciation and amortization	27.9	24.3	3.6	55.4	48.0	7.4
Operating income	38.7	38.0	0.7	60.5	62.2	(1.7)
Other income	1.6	1.2	0.4	1.9	3.3	(1.4)
Interest charges	(11.4)	(9.0)	(2.4)	(21.8)	(18.2)	(3.6)
Segment earnings before income taxes	28.9	30.2	(1.3)	40.6	47.4	(6.8)
Income (taxes)	(4.3)	(4.2)	(0.1)	(5.9)	(6.3)	0.4
Segment earnings	$24.6	$26.1	$(1.5)	$34.7	$41.1	$(6.4)

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2023	2022	Change	2023	2022	Change
Volumetric load (1) (GWh)	807.5	883.1	(8.6)%	1,435.9	1,581.2	(9.2)%
Demand-based load (2) (MW)	8,587.5	6,135.5	40.0%	15,289.1	11,787.9	29.7%
Average retail consumers (thousands) (3)	271.3	267.3	1.5%	270.8	266.8	1.5%

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

Operating Results – Three Months Ended June 30, 2023, compared to 2022

The following table summarizes the significant changes to gross margin:

Three Months Ended June 30, 2023
Change
Gross margin:	(In millions)

Utility margin (see below)	$8.8
Depreciation and amortization (see below)	(3.6)
Higher employee related, outside services expenses, and vegetation management expenses, excluding administrative costs	(2.9)
Other	(0.3)
Net Change	$2.0

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2023
Change
Utility margin:	(In millions)

Transmission rate relief – Transmission cost of service rate increases in September 2022 and May 2023	$5.8
Distribution rate relief – Distribution cost of service rate increase in September 2022	2.0
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 0.9%; the number of volumetric consumers increased 1.6%	—
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 27.5% primarily due to new cryptocurrency loads	4.2
Weather – Milder weather in the second quarter of 2023; cooling degree days were 16.4% lower in 2023	(2.9)
Rate Riders and other– Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses	(0.3)
Net Change	$8.8

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2023
Change
Operating expenses:	(In millions)

Higher employee related, outside services expenses, and vegetation management expenses	$3.7
Lower capitalization of administrative and general and other expenses due to lower construction expenditures	1.0
Lower property taxes primarily due to lower negotiated property valuations, partially offset by increased utility plant in service	(0.5)
Lower energy efficiency expense and rate case amortization which are offset in utility margin	(0.2)
Other	0.4
Net Change	$4.4

Depreciation and amortization:

Increased utility plant in service	$3.6
Net Change	$3.6

Other income (deductions):

Higher equity AFUDC	$0.2
Other	0.2
Net Change	$0.4

Interest charges:

Issuance of first mortgage bonds in 2023	$(1.1)
Issuance of first mortgage bonds in 2022	(1.2)
Higher interest on revolving short-term borrowings	(0.4)
Higher debt AFUDC	0.6
Other	(0.3)
Net Change	$(2.4)

Three Months Ended June 30, 2023
Change
Income (taxes) benefits:	(In millions)

Lower segment earnings before income taxes	$0.3
Lower amortization of excess deferred income taxes	(0.4)
Net Change	$(0.1)

Operating Results – Six Months Ended June 30, 2023 compared to 2022

The following table summarizes the significant changes to gross margin:

Six Months Ended June 30, 2023
Change
Gross margin:	(In millions)

Utility margin (see below)	$15.0
Depreciation and amortization (see below)	(7.4)
Higher employee related, outside services expenses, and vegetation management expenses, excluding administrative costs	(4.2)
Other	(0.4)
Net Change	$3.0

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2023
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2022, September 2022, and May 2023	$10.4
Distribution rate relief – Distribution cost of service rate increase in September 2022	3.8
Volumetric-based consumer usage/load – Weather normalized KWh sales decreased 0.1%; the number of volumetric consumers increased 1.6%	(0.2)
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 26.8% primarily due to new cryptocurrency loads	8.1
Weather – Milder weather in the first and second quarters of 2023	(4.9)
Rate Riders and other– Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses and depreciation and amortization	(2.2)
Net Change	$15.0

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2023
Change
Operating expenses:	(In millions)

Higher employee related, outside services expenses, and vegetation management expenses	$6.5
Higher property taxes due to increased utility plant in service	0.9
Lower capitalization of administrative and general and other expenses due to higher construction expenditures	1.6
Other	0.2
Net Change	$9.2

Depreciation and amortization:

Increased utility plant in service	$7.3
Other	0.1
Net Change	$7.4

Other income (deductions):

AMS Reconciliation carrying charges	$(1.1)
Other	(0.3)
Net Change	$(1.4)

Interest charges:

Issuance of first mortgage bonds in 2023	$(1.1)
Issuance of first mortgage bonds in 2022	(2.9)
Higher interest on revolving short-term borrowings	(1.4)
Higher debt AFUDC	1.7
Other	0.1
Net Change	$(3.6)

Income (taxes) benefits:

Lower segment earnings before income taxes	$1.4
Lower amortization of excess deferred federal income taxes	(1.3)
Other	0.3
Net Change	$0.4

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(6.3)	(5.4)	(0.9)	(12.7)	(10.6)	(2.1)
Depreciation and amortization	7.1	6.5	0.6	14.1	12.8	1.3
Operating (loss)	(0.8)	(1.0)	0.2	(1.4)	(2.2)	0.8
Other income	0.5	0.4	0.1	0.3	0.1	0.2
Interest charges	(13.7)	(5.7)	(8.0)	(26.1)	(8.2)	(17.9)
Segment (loss) before income taxes	(14.0)	(6.4)	(7.6)	(27.2)	(10.3)	(16.9)
Income (taxes) benefit	3.5	1.9	1.6	7.1	2.4	4.7
Segment (loss)	$(10.5)	$(4.5)	$(6.0)	$(20.1)	$(7.9)	$(12.2)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three and six months ended June 30, 2023 include decreases of $0.1 million and $0.7 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended June 30, 2023 compared to 2022
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2023
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.2
Other	(0.1)
Net Change	$0.1

Interest charges:

Higher interest on term loans	$(6.5)
Higher interest on short-term borrowings	(1.7)
Other	0.2
Net Change	$(8.0)

Income (taxes) benefits:

Higher segment loss before income taxes	$1.9
Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	(0.7)
Other	0.4
Net Change	$1.6

Operating Results – Six Months Ended June 30, 2023 compared to 2022
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2023
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.1
Other	0.1
Net Change	$0.2

Interest charges:

Higher interest on term loans	$(15.7)
Higher interest on short-term borrowings	(2.4)
Other	0.2
Net Change	$(17.9)

Income (taxes) benefits:

Higher segment loss before income taxes	$4.3
Other	0.4
Net Change	$4.7

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2023, compared to June 30, 2022, are summarized as follows:

	Six Months Ended June 30,
	2023	2022	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$242.4	$217.9	$24.5
Investing activities	(530.3)	(479.2)	(51.1)
Financing activities	291.4	263.7	27.7
Net change in cash and cash equivalents	$3.6	$2.4	$1.2

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

Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Six Months Ended June 30,
	2023	2022	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(41.6)	$(53.5)	$11.9
Transmission and distribution	(232.6)	(147.3)	(85.3)
Nuclear fuel	(9.8)	(13.1)	3.3
	(284.0)	(213.9)	(70.1)
TNMP:
Transmission	(57.7)	(97.5)	39.8
Distribution	(160.8)	(148.2)	(12.6)
	(218.5)	(245.7)	27.2
Corporate and Other:
Computer hardware and software	(34.5)	(16.1)	(18.4)
	(537.0)	(475.7)	(61.3)

Other Cash Flows from Investing Activities
Proceeds from sale of PVNGS plant assets (Note 13)	$28.4	$—	$28.4
Proceeds from sales of investment securities	274.8	230.9	43.9
Purchases of investment securities	(281.7)	(234.8)	(46.9)
Investments in NMRD	(14.8)	—	(14.8)
Other, net	—	0.4	(0.4)
	6.7	(3.5)	10.2
Net cash flows used in investing activities	$(530.3)	$(479.2)	$(51.1)

Cash Flows from Financing Activities

The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings increased $94.5 million in 2023 compared to an increase of $203.6 million in 2022, resulting in a net decrease in cash flows from financing activities of $109.1 million
•In 2023, PNM issued $200.0 million aggregate principal amount of the PNM 2023 SUNs and used the proceeds to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, to fund capital expenditures, and for other corporate purposes
•In 2023, TNMP issued $130.0 million aggregate principal amount of TNMP 2023 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility, to fund capital expenditures, and for other corporate purposes
•In 2023, PNMR borrowed $500.0 million under the PNMR 2023 Term Loan and used the proceeds to repay borrowings under the PNMR 2021 Delayed Draw Term Loan
•In 2023, PNM remarketed $130.0 million of outstanding PCRBs to new investors
•In 2023, PNM repaid $55.0 million of 3.15% SUNs that were due in May 2023

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

The Company continues to monitor developments and has taken steps to mitigate the potential risks related to COVID-19. The Company is also closely monitoring the impacts on the capital markets of other macroeconomic conditions, including actions by the Federal Reserve to address inflationary concerns or other market conditions, and geopolitical activity. The Company currently believes it has adequate liquidity but cannot predict the effects of any of these macroeconomic conditions on the global, national, or local economy, including the Company's ability to access capital in the financial markets, or on the Company's financial position, results of operations, and cash flows.

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

On June 30, 2023, PNMR entered into the $500.0 million PNMR 2023 Term Loan. The PNMR 2023 Term Loan matures on June 30, 2026 and bears interest at a variable rate, which was 6.55% at June 30, 2023. The proceeds were used to prepay an equal amount of the PNMR 2021 Delayed Draw Term Loan, without penalty.

At December 31, 2022, PNM had $130.0 million of 1.10% PCRBs outstanding with a mandatory remarketing date of June 1, 2023. On June 1, 2023, PNM remarketed the $130.0 million to new investors at 3.90% with a mandatory tender date of June 1, 2028.

At December 31, 2022, PNM had $55.0 million aggregate principal amount of its 3.15% SUNs outstanding due May 2023. On May 15, 2023, PNM repaid the $55.0 million 3.15% SUNs.

On April 28, 2023, PNM entered into the PNM 2023 Note Purchase Agreement for the sale and issuance of $200.0 million aggregate principal amount of two series of SUNs. PNM issued $150.0 million of the PNM 2023 SUNs at 5.51%, due April 28, 2035, and another $50.0 million at 5.92%, due April 28, 2053. Proceeds from the PNM 2023 SUNs were used to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, funding of capital expenditures, and for general corporate purposes.

On April 28, 2023, TNMP entered into the TNMP 2023 Bond Purchase Agreement for the sale of $185.0 million aggregate principal amount of two series of TNMP first mortgage bonds. TNMP issued the first series of $130.0 million on April 28, 2023, at a 5.01% interest rate, due April 28, 2033. The second series of $55.0 million was issued on July 28, 2023, at a 5.47% interest rate, due July 28, 2053. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, funding of capital expenditures, and for other corporate purposes.

In November 2022, PNMR entered into the PNMR 2022 ATM Program. During 2023, PNMR entered into forward sales agreements with third-party forward purchasers relating to the sale of 2.1 million shares of common stock, under the PNMR 2022 ATM Program. The average initial forward sale prices are subject to adjustments based on a net interest rate factor and by future dividends paid on PNMR common stock. PNMR did not initially receive any proceeds upon the execution of these agreements and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement of the forward sale agreements on or before a date that is 12 months from the agreement effective dates. Refer to Note 9 for information regarding the average initial forward sales prices, the Company's settlement options and related accounting treatment. As of June 30, 2023, no shares have been settled under the 2023 Forward Sales Agreements.

PNMR has entered into multiple hedging arrangements, with maturity dates ranging from September 2023 through December 2024. See Note 9 for the related effective dates and terms of each arrangement. All of these hedging agreements establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in PNMR's credit rating. These hedge agreements have been accounted for as cash flow hedges.

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock.

Key activities in PNMR’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through June 30, 2023, are:

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

During the six months ended June 30, 2023, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $225.0 million from the PNM 2022 Delayed Draw Term Loan that is due in February 2024 and $198.0 million of PCRBs that mature in June 2024. TNMP has $80.0 million of its 4.03% first mortgage bonds due in July 2024. See Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity

PNMR’s liquidity arrangements include the $300.0 million PNMR Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $100.0 million TNMP Revolving Credit Facility. In January 2023, both PNMR and PNM exercised a one-year extension option on their respective credit facilities, extending maturity through October 2025; provided that, effective November 1, 2024, the amount of the PNMR Revolving Credit Facility will adjust to $285.0 million and the amount of the PNM Revolving Credit Facility will adjust to $380.0 million because one lender in each facility did not agree to the one-year extension to October 2025. Both credit facilities contain an additional one-year extension option that, if exercised, would extend the maturity through October 2026, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility through May 20, 2026. In January 2023, TNMP exercised a one-year extension option on the TNMP Revolving Credit Facility, extending the maturity to September 23, 2025. The TNMP Revolving Credit Facility contains an additional one-year extension option that, if exercised, would extend the maturity to September 23, 2026, subject to approval by a majority of the lenders. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$16.7	$200.8	$16.7	$200.8
PNM New Mexico Credit Facility	5.0	40.0	5.0	40.0
TNMP Revolving Credit Facility	9.8	100.0	9.8	100.0
PNMR Revolving Credit Facility	88.2	157.8	9.4	157.8

At June 30, 2023, the weighted average interest rates were 6.48% for the PNM Revolving Credit Facility, 6.44% for the PNM New Mexico Credit Facility, 6.10% for the TNMP Revolving Credit Facility and 6.71% for the PNMR Revolving Credit Facility.

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

As of July 28, 2023, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of July 28, 2023, is as follows:

	PNM	TNMP	PNMR Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$100.0	$300.0	$800.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	100.0	300.0	840.0

Amounts outstanding as of July 28, 2023:
Revolving Credit Facility	117.6	10.1	141.7	269.4
PNM New Mexico Credit Facility	40.0	—	—	40.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	157.6	10.1	144.8	312.5

Remaining availability as of July 28, 2023	$282.4	$89.9	$155.2	$527.5
Invested cash as of July 28, 2023	$—	$—	$0.9	$0.9

In addition to the above, PNMR has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of July 28, 2023, neither PNM, TNMP, nor PNMR Development had any borrowings from PNMR under their intercompany loan agreements and PNMR had no intercompany borrowings from PNMR Development. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires March 2025. PNM has a shelf registration statement for up to $650.0 million of SUNs that expires in May 2026.

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

	June 30, 2023	December 31, 2022
PNMR
PNMR common equity	34.1%	34.9%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	65.7	64.9
Total capitalization	100.0%	100.0%
PNM
PNM common equity	48.1%	48.7%
Preferred stock	0.3	0.3
Long-term debt	51.6	51.0
Total capitalization	100.0%	100.0%
TNMP
Common equity	48.5%	50.6%
Long-term debt	51.5	49.4
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY
Climate Change Issues

Background

For the past several years, management has identified multiple risks and opportunities related to climate change, including potential environmental regulation, technological innovation, and availability of fuel and water for operations, as among the most significant risks facing the Company. Accordingly, these risks are overseen by the Board in order to facilitate more integrated risk and strategy oversight and planning. Board oversight includes understanding the various challenges and opportunities presented by these risks, including the financial consequences that might result from enacted and potential federal and/or state regulation of GHG; plans to mitigate these risks; and the impacts these risks may have on the Company’s strategy. In addition, the Board approves certain procurements of grid modernization technologies and replacement resources.

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

As of June 30, 2023, approximately 47% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG and reflects the retirement of SJGS. As PNM shifts its generation to cleaner energy resources the Company’s output of GHG continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. PNM shutdown SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG from the Company’s owned interests in SJGS, below 2005 levels. On June 30, 2022, SJGS Unit 1 shut down and on September 30, 2022, SJGS Unit 4 ceased operations. In addition, PNM filed the Four Corners Abandonment Application with the NMPRC for approval to sell its ownership interest in Four Corners by the end of 2024, although the NMPRC denied PNM's application in 2021. The Company is still determining next steps. See additional discussion of the SJGS and Four Corners Abandonment in Note 12. Retiring PNM’s share of SJGS in 2022 resulted in a GHG reduction from 2021 levels of 67% and exiting participation in Four Corners would result in a total reduction of approximately 88% of PNM's GHG emissions based upon 2021 GHG emissions from generation.

As of June 30, 2023, PNM owns 158 MW of solar facilities in commercial operation. In addition, PNM purchases renewable power under long-term PPAs to serve New Mexico retail customers, including the Meta data center located in PNM's service territory. At June 30, 2023, renewable energy procured under these agreements from wind, solar-PV, and geothermal facilities aggregated to 658 MW, 230 MW, and 11 MW. These agreements currently have expiration dates beginning in January 2035 and extending through May 2047. The NMPRC has approved PNM’s request to enter into additional PPAs for renewable energy for an additional 1,090 MW of energy from solar-PV facilities combined with 620 MW of battery storage agreements with an anticipated 400 MW of solar and 170 MW of battery storage expected to come online in 2023. The entire portfolio of replacement resources approved by the NMPRC in PNM’s SJGS Abandonment Application includes replacement of SJGS capacity with the procurement of 550 MW of solar PPAs combined with 270 MW of battery storage agreements. The PVNGS Leased Interest Abandonment Application approved by the NMPRC for replacement of 114 MW of PVNGS capacity and to ensure system reliability and load needs are met includes procurement of 300 MW of solar PPA combined with 300 MW of battery storage agreements. In addition, the NMPRC issued an order that will allow PNM to service the Meta data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage with an operational date in 2024 and a 50 MW solar PPA expected to be operational in 2023. Most recently, On July 24, 2023, PNM filed an application with the NMPRC for approval to service the Meta data center for an additional 140 MW of solar PPA combined with 50 MW of battery storage expected to be operational in 2025. Approval of these renewable energy and battery resources should further reduce exposure to GHG emissions risk. These estimates are subject to change due to underlying variables, including changes in PNM's generation portfolio, supplier's ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 11 and 12.

PNM also has a customer distributed solar generation program that represented 261.6 MW at June 30, 2023. PNM’s distributed solar programs will generate an estimated 523.2 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. Under the Community Solar Act PNM will receive 125 MW of capacity to provide customers the option of accessing solar energy. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 6,686 GWh of electricity through 2022. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 1,155 GWh of electricity savings, which will avoid an estimated 1.0 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

Other Climate Change Risks

PNM’s generating stations are located in the arid southwest. Access to water for cooling for some of these facilities is critical to continued operations. Forecasts for the impacts of climate change on water supply in the southwest range from reduced precipitation to changes in the timing of precipitation. In either case, PNM’s generating facilities requiring water for cooling will need to mitigate the impacts of climate change through adaptive measures. Current measures employed by PNM generating stations include the use of sustainable, less variable groundwater supplies, and investments in technologies such as air cooling and cooling water recycling. These types of actions will continue to be important to sustain operations.

PNM’s service areas occasionally experience periodic high winds and severe thunderstorms. TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and other extreme weather conditions. In addition to potentially causing physical damage to Company-owned facilities, which disrupts the ability to transmit and/or distribute energy, weather and other events of nature can temporarily reduce customers’ usage and demand for energy. In addition, other events influenced by climate change, such as wildfires, could disrupt Company operations or result in third-party claims against the Company. PNM has enhanced its wildfire prevention efforts and maintains a wildfire mitigation plan; however, PNM remains at risk for wildfires outside of its control and the resulting impacts in its service areas.

EPA Regulation

In 2007, the US Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In 2009, EPA released its endangerment finding for GHG from new motor vehicles, stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In 2010, EPA released the final Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas Tailoring Rule to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule was to “tailor” the applicability of two programs, the PSD construction permit and Title V operating permit programs, to avoid impacting millions of small GHG emitters. On June 23, 2014, the US Supreme Court found EPA lacked authority to “tailor” the CAA’s unambiguous numerical thresholds of 100 or 250 tons per year, and thus held EPA may not require a source to obtain a PSD permit solely on the basis of its potential GHG. However, the court upheld EPA’s authority to apply the PSD program for GHG to “anyway” sources - those sources that are required to comply with the PSD program for other non-GHG pollutants.

In 2013, then President Obama announced his Climate Action Plan, which outlined how his administration planned to cut GHG in the U.S., prepare the country for the impacts of climate change, and lead international efforts to combat and prepare for global warming. The plan proposed actions that would lead to the reduction of GHG by 17% below 2005 levels by 2020.

In 2015, EPA responded to the Climate Action Plan by issuing (1) the Carbon Pollution Standards for new, modified, and reconstructed power plants (under Section 111(b)); and (2) the Clean Power Plan for existing power plants (under Section 111(d)).

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

In 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines issued under CAA Section 111(d). EPA set the BSER for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” to be applied inside the fence-line of an individual facility. The ACE Rule was also challenged, and on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al. vacating the ACE Rule. While the D.C. Circuit rejected the ACE Rule, it did not reinstate the Clean Power Plan. Rather, the DC Circuit granted an EPA motion asking the court to withhold issuance of the mandate with respect to the repeal of the Clean Power Plan until EPA responds to the court’s remand in a new rulemaking action.

On October 29, 2021, the US Supreme Court granted four petitions for certiorari seeking review of the DC Circuit’s decision vacating the ACE Rule and the repeal of the Clean Power Plan. The Court held that the "generation shifting" approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether Section 111 of the CAA only authorizes EPA to require measures that can be implemented entirely within the fence line at an individual source. Of broader significance in administrative law, the Court also expressly invoked the major question doctrine as a basis for rejecting EPA's statutory interpretation. The basic principle of the major question doctrine is that, if an agency seeks to decide an issue of "vast economic or political significance," its action must be supported by clear statutory authorization. In cases where there is no authority, courts need not defer to the agency's statutory interpretation. The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agency's authority may be limited based upon similar reasoning.

On May 23, 2023, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to reduce GHGs from fossil-fueled EGUs. The proposed regulations cover: (1) New natural gas-based EGUs under section 111(b); (2) Existing large and frequently operated natural gas-based EGUs under section 111(d); and (3) Existing coal-based EGUs under section 111(d). Standards of performance for existing coal and existing and new natural gas EGUs will be based upon two technologies: carbon capture and storage (CCS), co-firing natural gas in lieu of coal, and the production and use of green hydrogen in lieu of natural gas. States will be required to develop SIPs to EPA that provide for the establishment, implementation and enforcement of these standards as they apply to existing sources. States may take into account remaining useful life and other factors when applying the standards. EPA is proposing that existing coal units must start complying with their gas co-firing or CCS based standards of performance on January 1, 2030, unless they commit to retirement before 2032 (or retirement by 2035 if they also commit to a 20% annual operating limit). Existing combustion turbine units must start complying with their hydrogen or CCS based standards of performance on January 1, 2032, or January 1, 2035, depending on their subcategory, which is based on the control technology selected. The package also includes a proposed repeal of the ACE rule and revisions to the standard for modified and reconstructed units, along with a notice of public rulemaking seeking data and information about setting standards for existing smaller natural gas-based generators. Comments on the rule are due to EPA by August 8, 2023. PNM is reviewing the proposed rule and its potential impacts on the company’s fossil generation resources.

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

On August 16, 2022, President Biden signed the IRA providing nearly $370 billion in climate initiatives over the next decade. The legislation is aimed at reducing carbon emissions by investing in a variety of efforts, including tax credits for renewables, battery storage, and carbon capture.

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC rule, each utility must analyze these standardized prices as projected operating costs.  Reflecting the evolving nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  In its 2020 filing for Four Corners Abandonment, PNM analyzed resource portfolio plans for scenarios that assumed Four Corners will operate through 2031 and for scenarios that assumed PNM will exit Four Corners at the end of 2024. The key findings of the analysis include that the potential exit of Four Corners in 2024 (subject to regulatory approval) would provide long-term economic benefits to PNM’s customers. See Note 12.

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

In 2020, the hearing examiners assigned to the SJGS abandonment and financing proceedings issued recommended decisions recommending approval of PNM’s abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA. On April 1, 2020, the NMPRC approved the hearing examiners' recommendation to approve PNM's application to retire its share of SJGS in 2022 and for the issuance of Securitized Bonds. PNM also requested approval of energy transition bonds for the Four Corners Abandonment costs of that transition away from coal-fired generation. On December 15, 2021, the NMPRC denied approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. PNM cannot predict the full impact of the ETA or the NM Supreme Court decision with respect to the abandonment of Four Corners. See additional discussion of PNM’s SJGS and Four Corners Abandonment Applications in Note 12.

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

In 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by approximately 200 parties, requires that countries submit INDCs. INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28%

from 2005 levels by the year 2025. The U.S. INDC was part of an overall effort by the former administration to have the U.S. achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry was a key element of its INDC and was based on EPA’s GHG regulations for new, existing, and modified and reconstructed sources at that time. Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016.  In 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement. As a result of the President’s notice to the United Nations, the U.S. officially withdrew from the Paris Agreement on November 4, 2020. On January 20, 2021, President Biden signed an instrument that will allow the United States to rejoin the Paris Agreement on Climate Change. The instrument was deposited with the United Nations on January 21, 2021, and the United States officially became a party to the Agreement on February 19, 2021.

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

As of June 30, 2023, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2022 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors, which are neither presented in order of importance nor weighted, include:

•The expected timing and likelihood of completion of the pending Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending Merger that could reduce anticipated benefits or cause the parties to abandon the transaction
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement
•The risk that the parties may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all
•The risk that the proposed Merger could have an adverse effect on the ability of PNMR to retain and hire key personnel and maintain relationships with its customers and suppliers, and on its operating results and businesses generally
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the outcome of the 2024 Rate Change, prudence of PNM’s undepreciated investments in Four Corners and recovery of PNM’s investments and other costs associated with that plant, ability to recover its undepreciated investments in SJGS through the issuance of Securitized Bonds, revisions to its rates to remove SJGS by issuing rate credits prior to issuing Securitized Bonds and the establishment of the Energy Transition Charge, and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the 2024 Rate Change, other regulatory proceedings, or resulting from potential mid-term or long-term impacts related to COVID-19
•Uncertainty relating to PNM's decision to return the leased generating capacity in PVNGS Units 1 and 2 at the expiration of their lease terms in 2023 and 2024, including future regulatory outcomes relating to the ratemaking treatment
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the changes in PNM's generation entitlement share for PVNGS following termination of the leases in 2023 and 2024, and the potential exit from Four Corners
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings including the 2024 Rate Change
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand

•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt and access the financial markets in order to provide financing to repay or refinance debt as it comes due and for ongoing operations and construction expenditures, including disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates resulting from any negative impacts from the 2024 Rate Change or other regulatory proceedings, economic impacts of COVID-19 or other pandemics, actions by the Federal Reserve, geopolitical activity, or the entry into the Merger Agreement
•The risks associated with the cost and completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including renewable energy resources, and approved PPAs related to replacement resources for facilities to be retired or for which the leases will terminate), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the impacts of COVID-19, as well as the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the interpretation of changes in tax laws, the Inflation Reduction Act of 2022, the Infrastructure Investment and Jobs Act, and other matters
•Risks related to climate change, including potential financial and reputational risks resulting from increased stakeholder scrutiny related to climate change, litigation, legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets, including the impacts to transmission margins
•Changes in price and availability of fuel and water supplies, including the ability of the mine supplying coal to Four Corners and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from actions by the Federal Reserve to address inflationary concerns, international developments and the impacts of COVID-19 or other pandemics
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate the coal supply at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

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
Our corporate internet addresses are:
•PNMR: www.pnmresources.com
•PNM: www.pnm.com
•TNMP: www.tnmp.com

PNMR’s corporate website (www.pnmresources.com) includes a dedicated section providing key environmental and other sustainability information related to PNM’s and TNMP’s operations and other information that collectively demonstrates the Company’s commitment to ESG principles. This information highlights plans for PNM to be coal-free no later than 2031 and to have an emissions-free generating portfolio by 2040.

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2023, and the year ended December 31, 2022, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. In the six months ended June 30, 2023 and 2022, the effects of mark-to-market commodity derivative instruments had no impact to PNM's net earnings and $12.8 million and $1.6 million of fair value losses have been recorded as a regulatory asset. All of the fair values as of June 30, 2023, were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by the end of 2023.
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

Schedule of Credit Risk Exposure
June 30, 2023
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$2,634	2	$2,117
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	278	—	—
Non-investment grade	—	—	—
Total	$2,912		$2,117

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At June 30, 2023, PNMR held $0.2 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of June 30, 2023, was $1.6 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of PNM’s and TNMP's long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-term debt must be refinanced, repriced or redeemed. PNMR's debt and the revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates continue to rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity and hedging arrangements like those executed by PNMR in May, September, October 2022 and March and May 2023 and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities and term loans are based on SOFR.

At July 28, 2023, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	6.78%	$141,700	$300,000
PNM Revolving Credit Facility	6.53	117,600	400,000
PNM New Mexico Credit Facility	6.66	40,000	40,000
TNMP Revolving Credit Facility	6.05	10,100	100,000
		$309,400	$840,000
Long-term Debt:
PNMR 2021 Delayed-Draw Term Loan	6.15%	$500,000
PNMR 2023 Term Loan	6.55	500,000
PNM 2022 Term Loan	6.03	225,000
		$1,225,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $433.2 million at June 30, 2023, of which 64.1% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2023, the decrease in the fair value of the fixed-rate securities would be 1.9%, or $5.3 million.

PNM does not directly recover or return through rates any losses or gains on the securities, including equity investments discussed below, in the trusts for decommissioning and reclamation. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. The NMPRC ruled in the NM 2015 Rate Case that PNM would not be able to include future contributions made by PNM for decommissioning of PVNGS to the extent applicable to certain capacity purchased and leased by PNM in rates charged to retail customers. The NM Supreme Court ruled that the NMPRC’s decision to disallow recovery of such future contributions for decommissioning denied PNM due process and remanded the matter back to the NMPRC for further proceedings. On November 18, 2022, the NMPRC issued an order requiring, among other things, PNM to address unresolved issues on whether PNM should be denied recovery of future decommissioning expense as a remedy for imprudence in the 2024 Rate Change. See Note 12. PNM is at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market risks discussed below, to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at June 30, 2023. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 30.9% of the securities held by the trusts as of June 30, 2023. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $13.4 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

2.1	PNMR
Amendment No. 3 to Merger Agreement, dated as of June 19, 2023, by and among PNM Resources, Inc., Avangrid, Inc., and NM Green Holdings, Inc. (incorporated by reference to Exhibit 2.1 to PNMR's Current Report on Form 8-K filed June 20, 2023)

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including October 24, 2017 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed October 25, 2017)

3.5	PNM	Bylaws of PNM, with all amendments to and including July 1, 2022 (incorporated by reference to Exhibit 3.5 to PNM’s Report on Form 8-K filed July 1, 2022)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

10.1	PNMR	First Amendment to Amended and Restated Term Loan Agreement, dated July 25, 2023, among the lender party thereto and Wells Fargo Bank, National Association, as administrative agent

10.2	PNMR
Term Loan Agreement, dated as of June 30, 2023, by and among PNM Resources, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to PNMR's Current Report on Form 8-K filed July 3, 2023)

10.3	PNM
Note Purchase Agreement, dated as of April 28, 2023, between Public Service Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to PNM's Current Report on Form 8-K filed April 28, 2023)

10.4	TNMP
Eighteenth Supplemental Indenture, dated as of April 28, 2023, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as trustee ($130.000.000 of 5.01% First Mortgage Bonds due 2023, Series 2023A) (incorporated by reference to Exhibit 4.1 to TNMP's Current Report on Form 8-K filed April 28, 2023)

10.5	TNMP
Bond Purchase Agreement, dated as of April 28, 2023, between Texas-New Mexico Power Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to TNMP's Current Report on Form 8-K filed April 28, 2023)

10.6	TNMP
Nineteenth Supplemental Indenture, dated as of July 28, 2023, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($55,000,000 of 5.47% First Mortgage Bonds due 2023, Series 2023B) (incorporated by reference to Exhibit 4.1 to TNMP's Current Report on Form 8-K filed July 28, 2023)

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

PNM RESOURCES, INC. TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	August 4, 2023	/s/ Henry E. Monroy
Henry E. Monroy
Vice President and Corporate Controller
(Officer duly authorized to sign this report)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	August 4, 2023	/s/ Henry E. Monroy
Henry E. Monroy
Vice President, Regulatory and Corporate Controller
(Officer duly authorized to sign this report)