Form 10-Q
period 2023-09-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2023-10-27
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of October 20, 2023, 85,834,874 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of October 20, 2023, was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of October 20, 2023, was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2023 Forward Sale Agreements	PNMR’s forward sale agreements under the PNMR 2022 ATM Program
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
AFUDC	Allowance for Funds Used During Construction
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
CAA	Clean Air Act
CAISO	California Independent System Operator
CCAE	Coalition for Clean Affordable Energy
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CFIUS	Committee on Foreign Investment in the United States
CO2	Carbon Dioxide
COVID-19	Novel coronavirus global pandemic
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
End Date	The date at which the Merger Agreement may be terminated if the Effective Time has not yet occurred; January 20, 2022, subsequently extended to April 20, 2023, then July 20, 2023, and currently December 31, 2023
Energy Transition Charge	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
ETBC I	PNM Energy Transition Bond Company I, LLC, formed on August 25, 2023
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions

Grid Modernization Application	PNM’s October 3, 2022 application for approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
HSR Act	Hart-Scott Rodino Antitrust Improvement Act of 1976
Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
Joint Applicants	PNM, PNMR, Merger Sub, Avangrid and Iberdrola
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub, as amended by the amendments to the Merger Agreement dated January 3, 2022, April 12, 2023, and June 19, 2023
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined below)
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
NM District Court	United States District Court for the District of New Mexico
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility

PNM 2022 Delayed- Draw Term Loan	PNM’s $225.0 million Unsecured Term Loan that matures February 5, 2024
PNM 2023 Note Purchase Agreement	PNM’s agreement for sale of PNM’s 2023 SUNs
PNM 2023 SUNs	PNM’s $200.0 million Senior Unsecured Notes issued on April 28, 2023
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2021 Delayed-Draw Term Loan	PNMR’s $1.0 billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
PNMR 2022 ATM Program	PNMR’s distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through the sales agents
PNMR 2023 Term Loan	PNMR’s $500.0 million term loan that matures on June 30, 2026
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of Securitized Bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application filed on May 30, 2018
TNMP 2022 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2022 Bond Purchase Agreement
TNMP 2022 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $160.0 million of TNMP’s 2022 Bonds
TNMP 2023 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2023 Bond Purchase Agreement
TNMP 2023 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $185.0 million of TNMP’s 2023 Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 million Secured Revolving Credit Facility ($100.0 million as of May 13, 2022)

Tri-State	Tri-State Generation and Transmission Association, Inc.
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
Western Spirit Line	An approximately 150-mile 345-kV transmission line that PNM purchased in December 2021
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)

Electric Operating Revenues	$505,851	$729,888	$1,527,084	$1,673,736
Operating Expenses:
Cost of energy	210,313	334,339	624,451	698,349
Administrative and general	58,481	58,125	167,630	165,328
Energy production costs	20,388	34,469	68,345	110,534
Regulatory disallowances and restructuring costs	2,315	(567)	6,046	832
Depreciation and amortization	80,192	76,570	237,405	229,103
Transmission and distribution costs	25,078	21,538	72,739	61,160
Taxes other than income taxes	22,432	22,651	72,395	71,207
Total operating expenses	419,199	547,125	1,249,011	1,336,513
Operating income	86,652	182,763	278,073	337,223
Other Income and Deductions:
Interest income	5,366	3,969	15,568	11,588
Gains (losses) on investment securities	(8,404)	(15,736)	1,815	(84,104)
Other income	8,428	5,364	17,121	14,845
Other (deductions)	(4,555)	(1,647)	(10,562)	(7,529)
Net other income and deductions	835	(8,050)	23,942	(65,200)
Interest Charges	49,838	34,526	136,660	89,963
Earnings before Income Taxes	37,649	140,187	165,355	182,060
Income Taxes	(5,267)	13,450	12,742	16,982
Net Earnings	42,916	126,737	152,613	165,078
(Earnings) Attributable to Valencia Non-controlling Interest	(5,058)	(4,172)	(14,172)	(10,897)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to PNMR	$37,726	$122,433	$138,045	$153,785
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.44	$1.42	$1.60	$1.79
Diluted	$0.44	$1.42	$1.60	$1.78
Dividends Declared per Common Share	$0.3675	$0.3475	$1.1025	$1.0425

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net Earnings	$42,916	$126,737	$152,613	$165,078
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase (decrease) in unrealized holding gains arising during the period, net of income tax (expense) benefit of $526, $(326), $(632), and $2,075	(1,543)	956	1,859	(6,095)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $389, $129, $1,044, and $870	(1,142)	(380)	(3,067)	(2,556)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(303), $(451), $(909), and $(1,353)	891	1,325	2,673	3,975
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $1,512, $(1,764), $606, and $(2,640)	(4,441)	5,179	(1,780)	7,751
Reclassification adjustment for gains (losses) included in net earnings, net of income tax (expense) benefit of $(1,039), $148, $(1,343), and $449	3,050	(434)	3,943	(1,318)
Total Other Comprehensive Income (Loss)	(3,185)	6,646	3,628	1,757
Comprehensive Income	39,731	133,383	156,241	166,835
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(5,058)	(4,172)	(14,172)	(10,897)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to PNMR	$34,541	$129,079	$141,673	$155,542

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$152,613	$165,078
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	262,557	255,808
Deferred income tax expense	10,874	15,036
(Gains) losses on investment securities	(1,815)	84,104
Stock based compensation expense	5,871	5,972
Regulatory disallowances and restructuring costs	6,046	832
Allowance for equity funds used during construction	(10,075)	(9,232)
Other, net	476	1,323
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	972	(66,713)
Materials, supplies, and fuel stock	(16,657)	(6,630)
Other current assets	(77,016)	3,687
Other assets	(13,613)	6,676
Accounts payable	(12,222)	11,845
Accrued interest and taxes	9,686	17,875
Other current liabilities	116,887	(26,082)
Other liabilities	(21,980)	(32,083)
Net cash flows from operating activities	412,604	427,496

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(807,932)	(702,878)
Proceeds from sale of plant assets (Note 13)	32,654	—
Proceeds from sales of investment securities	412,574	323,251
Purchases of investment securities	(423,467)	(332,490)
Investments in NMRD	(25,750)	—
Other, net	44	692
Net cash flows used in investing activities	(811,877)	(711,425)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$173,500	$(2,500)
Long-term borrowings	1,015,000	558,000
Repayment of long-term debt	(685,000)	(179,500)
Awards of common stock	(9,631)	(7,846)
Dividends paid	(95,029)	(89,879)
Valencia’s transactions with its owner	(15,993)	(12,455)
Transmission interconnection and security deposit arrangements	46,254	76,696
Refunds paid under transmission interconnection and security deposit arrangements	(19,610)	(50,401)
Debt issuance costs and other, net	(6,528)	(3,668)
Net cash flows from financing activities	402,963	288,447

Change in Cash and Cash Equivalents	3,690	4,518
Cash and Cash Equivalents at Beginning of Period	4,078	1,104
Cash and Cash Equivalents at End of Period	$7,768	$5,622

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$121,876	$79,246
Income taxes paid (refunded), net	$1,400	$904

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$46,452	$56,948

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,768	$4,078
Accounts receivable, net of allowance for credit losses of $4,549 and $4,925	175,193	183,669
Unbilled revenues	68,271	63,473
Other receivables	25,719	20,320
Materials, supplies, and fuel stock	83,391	66,733
Regulatory assets	99,388	20,265
Prepaid assets	21,705	18,465
Income taxes receivable	1,883	2,351
Other current assets	5,909	31,624
Total current assets	489,227	410,978
Other Property and Investments:
Investment securities	421,377	417,476
Equity investment in NMRD	118,569	90,620
Other investments	172	177
Non-utility property, net	29,584	26,841
Total other property and investments	569,702	535,114
Utility Plant:
Plant in service, held for future use, and to be abandoned	9,344,655	9,164,564
Less accumulated depreciation and amortization	2,728,523	2,659,952
	6,616,132	6,504,612
Construction work in progress	717,353	372,988
Nuclear fuel, net of accumulated amortization of $34,759 and $43,985	77,368	95,223
Net utility plant	7,410,853	6,972,823
Deferred Charges and Other Assets:
Regulatory assets	924,487	846,686
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	185,989	55,982
Other deferred charges	192,286	157,497
Total deferred charges and other assets	1,581,059	1,338,462
	$10,050,841	$9,257,377

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$405,500	$232,000
Current installments of long-term debt	502,434	184,793
Accounts payable	157,035	215,708
Customer deposits	6,259	6,117
Accrued interest and taxes	86,001	76,783
Regulatory liabilities	122,895	17,002
Operating lease liabilities	11,983	18,781
Dividends declared	31,676	31,676
Transmission interconnection arrangement liabilities	65,063	20,473
Other current liabilities	89,727	87,037
Total current liabilities	1,478,573	890,370
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	3,902,687	3,892,594
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	859,173	822,831
Regulatory liabilities	764,360	755,202
Asset retirement obligations	228,343	223,377
Accrued pension liability and postretirement benefit cost	27,748	32,799
Operating lease liabilities	168,849	41,336
Other deferred credits	323,195	342,413
Total deferred credits and other liabilities	2,371,668	2,217,958
Total liabilities	7,752,928	7,000,922
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 85,834,874 shares)	1,425,342	1,429,102
Accumulated other comprehensive income (loss), net of income taxes	(62,420)	(66,048)
Retained earnings	872,289	828,878
Total PNMR common stockholders’ equity	2,235,211	2,191,932
Non-controlling interest in Valencia	51,173	52,994
Total equity	2,286,384	2,244,926
	$10,050,841	$9,257,377

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at June 30, 2023	$1,423,827	$(59,235)	$897,651	$2,262,243	$51,353	$2,313,596
Net earnings before subsidiary preferred stock dividends	—	—	37,858	37,858	5,058	42,916
Total other comprehensive income (loss)	—	(3,185)	—	(3,185)	—	(3,185)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(63,088)	(63,088)	—	(63,088)
Awards of common stock	(13)	—	—	(13)	—	(13)
Stock based compensation expense	1,528	—	—	1,528	—	1,528
Valencia’s transactions with its owner	—	—	—	—	(5,238)	(5,238)
Balance at September 30, 2023	$1,425,342	$(62,420)	$872,289	$2,235,211	$51,173	$2,286,384

Balance at December 31, 2022	$1,429,102	$(66,048)	$828,878	$2,191,932	$52,994	$2,244,926
Net earnings before subsidiary preferred stock dividends	—	—	138,441	138,441	14,172	152,613
Total other comprehensive income	—	3,628	—	3,628	—	3,628
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(94,634)	(94,634)	—	(94,634)
Awards of common stock	(9,631)	—	—	(9,631)	—	(9,631)
Stock based compensation expense	5,871	—	—	5,871	—	5,871
Valencia’s transactions with its owner	—	—	—	—	(15,993)	(15,993)
Balance at September 30, 2023	$1,425,342	$(62,420)	$872,289	$2,235,211	$51,173	$2,286,384

Balance at June 30, 2022	$1,426,448	$(76,825)	$781,899	$2,131,522	$54,165	$2,185,687
Net earnings before subsidiary preferred stock dividends	—	—	122,565	122,565	4,172	126,737
Total other comprehensive income	—	6,646	—	6,646	—	6,646
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(59,655)	(59,655)	—	(59,655)
Awards of common stock	(221)	—	—	(221)	—	(221)
Stock based compensation expense	1,156	—	—	1,156	—	1,156
Valencia’s transactions with its owner	—	—	—	—	(4,490)	(4,490)
Balance at September 30, 2022	$1,427,383	$(70,179)	$844,677	$2,201,881	$53,847	$2,255,728

Balance at December 31, 2021	$1,429,257	$(71,936)	$810,203	$2,167,524	$55,405	$2,222,929
Net earnings before subsidiary preferred stock dividends	—	—	154,181	154,181	10,897	165,078
Total other comprehensive income	—	1,757	—	1,757	—	1,757
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(119,311)	(119,311)	—	(119,311)
Awards of common stock	(7,846)	—	—	(7,846)	—	(7,846)
Stock based compensation expense	5,972	—	—	5,972	—	5,972
Valencia’s transactions with its owner	—	—	—	—	(12,455)	(12,455)
Balance at September 30, 2022	$1,427,383	$(70,179)	$844,677	$2,201,881	$53,847	$2,255,728

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)

Electric Operating Revenues	$350,334	$597,337	$1,118,741	$1,312,800
Operating Expenses:
Cost of energy	174,362	303,351	517,824	606,129
Administrative and general	53,460	51,900	151,178	149,361
Energy production costs	20,388	34,469	68,345	110,534
Regulatory disallowances and restructuring costs	2,315	(567)	6,046	832
Depreciation and amortization	44,537	45,361	132,287	137,132
Transmission and distribution costs	15,326	12,549	43,968	37,678
Taxes other than income taxes	9,250	10,359	36,078	36,768
Total operating expenses	319,638	457,422	955,726	1,078,434
Operating income	30,696	139,915	163,015	234,366
Other Income and Deductions:
Interest income	5,323	3,888	15,542	10,288
Gains (losses) on investment securities	(8,404)	(15,736)	1,815	(84,104)
Other income	3,484	2,086	8,656	7,997
Other (deductions)	(2,678)	(793)	(7,341)	(5,368)
Net other income and deductions	(2,275)	(10,555)	18,672	(71,187)
Interest Charges	22,354	15,467	61,242	44,562
Earnings before Income Taxes	6,067	113,893	120,445	118,617
Income Taxes (Benefits)	(7,199)	12,121	12,041	11,762
Net Earnings	13,266	101,772	108,404	106,855
(Earnings) Attributable to Valencia Non-controlling Interest	(5,058)	(4,172)	(14,172)	(10,897)
Net Earnings Attributable to PNM	8,208	97,600	94,232	95,958
Preferred Stock Dividend Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$8,076	$97,468	$93,836	$95,562

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net Earnings	$13,266	$101,772	$108,404	$106,855
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase (decrease) in unrealized holding gains arising during the period, net of income tax (expense) benefit of $526, $(326), $(632) and $2,075	(1,543)	956	1,859	(6,095)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $389, $129, $1,044, and $870	(1,142)	(380)	(3,067)	(2,556)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(303), $(451), $(909), and $(1,353)	891	1,325	2,673	3,975
Total Other Comprehensive Income (Loss)	(1,794)	1,901	1,465	(4,676)
Comprehensive Income	11,472	103,673	109,869	102,179
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(5,058)	(4,172)	(14,172)	(10,897)
Comprehensive Income Attributable to PNM	$6,414	$99,501	$95,697	$91,282

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$108,404	$106,855
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	150,903	161,303
Deferred income tax expense	12,041	11,762
(Gains) losses on investment securities	(1,815)	84,104
Regulatory disallowances and restructuring costs	6,046	832
Allowance for equity funds used during construction	(7,263)	(6,793)
Other, net	2,641	2,839
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	15,648	(45,252)
Materials, supplies, and fuel stock	(12,300)	(3,809)
Other current assets	(81,653)	885
Other assets	(9,988)	7,958
Accounts payable	(11,073)	20,308
Accrued interest and taxes	11,592	14,799
Other current liabilities	115,984	(35,503)
Other liabilities	(20,451)	(24,717)
Net cash flows from operating activities	278,716	295,571

Cash Flows From Investing Activities:
Utility plant additions	(424,292)	(322,412)
Proceeds from sale of plant assets (Note 13)	32,654	—
Proceeds from sales of investment securities	412,574	323,251
Purchases of investment securities	(423,467)	(332,490)
Other, net	6	492
Net cash flows used in investing activities	(402,525)	(331,159)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$(19,000)	$(7,400)
Long-term borrowings	330,000	298,000
Repayment of long-term debt	(185,000)	(179,500)
Dividends paid	(396)	(85,396)
Valencia’s transactions with its owner	(15,993)	(12,455)
Transmission interconnection and security deposit arrangements	35,254	70,296
Refunds paid under transmission interconnection and security deposit arrangements	(16,110)	(41,401)
Debt issuance costs and other, net	(3,769)	(2,201)
Net cash flows from financing activities	124,986	39,943

Change in Cash and Cash Equivalents	1,177	4,355
Cash and Cash Equivalents at Beginning of Period	2,985	19
Cash and Cash Equivalents at End of Period	$4,162	$4,374

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$46,584	$37,269
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$30,837	$21,069

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,162	$2,985
Accounts receivable, net of allowance for credit losses of $4,549 and $4,925	130,997	151,386
Unbilled revenues	47,317	45,282
Other receivables	22,508	13,877
Affiliate receivables	9,265	8,868
Materials, supplies, and fuel stock	68,191	55,890
Regulatory assets	99,230	18,333
Prepaid assets	12,628	10,085
Income taxes receivable	18,233	18,233
Other current assets	2,094	20,706
Total current assets	414,625	345,645
Other Property and Investments:
Investment securities	421,377	417,476
Other investments	70	76
Non-utility property, net	14,335	11,695
Total other property and investments	435,782	429,247
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,047,974	6,007,464
Less accumulated depreciation and amortization	1,953,246	1,908,644
	4,094,728	4,098,820
Construction work in progress	472,864	300,772
Nuclear fuel, net of accumulated amortization of $34,759 and $43,985	77,368	95,223
Net utility plant	4,644,960	4,494,815
Deferred Charges and Other Assets:
Regulatory assets	846,107	763,941
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	183,889	52,556
Other deferred charges	154,857	134,330
Total deferred charges and other assets	1,236,485	1,002,459
	$6,731,852	$6,272,166

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$166,900	$185,900
Current installments of long-term debt	422,513	184,793
Accounts payable	121,612	163,522
Affiliate payables	12,697	14,919
Customer deposits	6,259	6,117
Accrued interest and taxes	47,389	35,797
Regulatory liabilities	120,833	7,913
Operating lease liabilities	10,992	17,239
Dividends declared	132	132
Transmission interconnection arrangement liabilities	65,063	20,473
Other current liabilities	54,491	55,350
Total current liabilities	1,028,881	692,155
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,722,687	1,816,107
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	710,092	682,040
Regulatory liabilities	551,747	556,989
Asset retirement obligations	227,463	222,549
Accrued pension liability and postretirement benefit cost	27,208	32,007
Operating lease liabilities	167,891	39,633
Other deferred credits	230,550	258,833
Total deferred credits and liabilities	1,914,951	1,792,051
Total liabilities	4,666,519	4,300,313
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,547,918	1,547,918
Accumulated other comprehensive income (loss), net of income taxes	(72,870)	(74,335)
Retained earnings	527,583	433,747
Total PNM common stockholder’s equity	2,002,631	1,907,330
Non-controlling interest in Valencia	51,173	52,994
Total equity	2,053,804	1,960,324
	$6,731,852	$6,272,166

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at June 30, 2023	$1,547,918	$(71,076)	$519,507	$1,996,349	$51,353	$2,047,702
Net earnings	—	—	8,208	8,208	5,058	13,266
Total other comprehensive income (loss)	—	(1,794)	—	(1,794)	—	(1,794)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(5,238)	(5,238)
Balance at September 30, 2023	$1,547,918	$(72,870)	$527,583	$2,002,631	$51,173	$2,053,804

Balance at December 31, 2022	$1,547,918	$(74,335)	$433,747	$1,907,330	$52,994	$1,960,324
Net earnings	—	—	94,232	94,232	14,172	108,404
Total other comprehensive income	—	1,465	—	1,465	—	1,465
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Valencia’s transactions with its owner	—	—	—	—	(15,993)	(15,993)
Balance at September 30, 2023	$1,547,918	$(72,870)	$527,583	$2,002,631	$51,173	$2,053,804

Balance at June 30, 2022	$1,547,918	$(78,513)	$481,971	$1,951,376	$54,165	$2,005,541
Net earnings	—	—	97,600	97,600	4,172	101,772
Total other comprehensive income	—	1,901	—	1,901	—	1,901
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(85,000)	(85,000)	—	(85,000)
Valencia’s transactions with its owner	—	—	—	—	(4,490)	(4,490)
Balance at September 30, 2022	$1,547,918	$(76,612)	$494,439	$1,965,745	$53,847	$2,019,592

Balance at December 31, 2021	$1,547,918	$(71,936)	$483,877	$1,959,859	$55,405	$2,015,264
Net earnings	—	—	95,958	95,958	10,897	106,855
Total other comprehensive income (loss)	—	(4,676)	—	(4,676)	—	(4,676)
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(85,000)	(85,000)	—	(85,000)
Valencia’s transactions with its owner	—	—	—	—	(12,455)	(12,455)
Balance at September 30, 2022	$1,547,918	$(76,612)	$494,439	$1,965,745	$53,847	$2,019,592
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)

Electric Operating Revenues	$155,517	$132,551	$408,343	$360,936
Operating Expenses:
Cost of energy	35,951	30,988	106,627	92,220
Administrative and general	13,440	12,548	40,608	35,746
Depreciation and amortization	28,357	24,960	83,746	72,914
Transmission and distribution costs	9,752	8,989	28,771	23,482
Taxes other than income taxes	11,863	11,229	31,923	30,495
Total operating expenses	99,363	88,714	291,675	254,857
Operating income	56,154	43,837	116,668	106,079
Other Income and Deductions:
Interest income	178	148	413	1,435
Other income	3,476	2,691	5,754	5,151
Other (deductions)	(1,028)	(448)	(1,658)	(848)
Net other income and deductions	2,626	2,391	4,509	5,738
Interest Charges	12,095	9,851	33,932	28,017
Earnings before Income Taxes	46,685	36,377	87,245	83,800
Income Taxes	7,181	4,946	13,076	11,258
Net Earnings	$39,504	$31,431	$74,169	$72,542

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$74,169	$72,542
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	84,300	73,536
Deferred income tax (benefit)	431	(3,587)
Allowance for equity funds used during construction and other, net	(2,811)	(2,441)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(14,676)	(21,461)
Materials and supplies	(4,357)	(2,821)
Other current assets	4,914	2,696
Other assets	1,322	(387)
Accounts payable	2,224	(3,791)
Accrued interest and taxes	8,559	14,449
Other current liabilities	(2,932)	7,769
Other liabilities	(650)	(4,324)
Net cash flows from operating activities	150,493	132,180
Cash Flows From Investing Activities:
Utility plant additions	(343,269)	(359,441)
Net cash flows used in investing activities	(343,269)	(359,441)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	3,100	2,600
Long-term borrowings	185,000	160,000
Equity contribution from parent	—	68,000
Transmission interconnection and security deposit arrangements	11,000	6,400
Refunds paid under transmission interconnection and security deposit arrangements	(3,500)	(9,000)
Debt issuance costs and other, net	(1,671)	(739)
Net cash flows from financing activities	193,929	227,261

Change in Cash and Cash Equivalents	1,153	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$1,153	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$30,868	$26,810
Income taxes paid (refunded), net	$1,400	$904

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$6,640	$24,773

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,153	$—
Accounts receivable	44,196	32,283
Unbilled revenues	20,954	18,191
Other receivables	4,833	8,552
Materials and supplies	15,200	10,843
Regulatory assets	158	1,932
Prepaid and other current assets	3,246	2,346
Total current assets	89,740	74,147
Other Property and Investments:
Other investments	102	101
Non-utility property, net	14,161	14,010
Total other property and investments	14,263	14,111
Utility Plant:
Plant in service and plant held for future use	2,972,515	2,853,130
Less accumulated depreciation and amortization	585,329	578,157
	2,387,186	2,274,973
Construction work in progress	232,235	63,820
Net utility plant	2,619,421	2,338,793
Deferred Charges and Other Assets:
Regulatory assets	78,380	82,745
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	2,099	3,426
Other deferred charges	8,789	6,714
Total deferred charges and other assets	315,933	319,550
	$3,039,357	$2,746,601

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$39,800	$36,700
Current installments of long-term debt	79,921	—
Accounts payable	29,737	34,152
Affiliate payables	5,661	6,273
Accrued interest and taxes	63,231	54,672
Regulatory liabilities	2,062	9,089
Operating lease liabilities	991	1,543
Other current liabilities	9,330	6,336
Total current liabilities	230,733	148,765
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,180,943	1,076,875
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	173,789	164,637
Regulatory liabilities	212,613	198,213
Asset retirement obligations	880	828
Accrued pension liability and postretirement benefit cost	540	792
Operating lease liabilities	959	1,703
Other deferred credits	62,907	52,964
Total deferred credits and other liabilities	451,688	419,137
Total liabilities	1,863,364	1,644,777
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	805,166	805,166
Retained earnings	370,763	296,594
Total common stockholder’s equity	1,175,993	1,101,824
	$3,039,357	$2,746,601

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at June 30, 2023	$64	$805,166	$331,259	$1,136,489
Net earnings	—	—	39,504	39,504
Balance at September 30, 2023	$64	$805,166	$370,763	$1,175,993

Balance at December 31, 2022	$64	$805,166	$296,594	$1,101,824
Net earnings	—	—	74,169	74,169
Balance at September 30, 2023	$64	$805,166	$370,763	$1,175,993

Balance at June 30, 2022	$64	$737,166	$245,438	$982,668
Net earnings	—	—	31,431	31,431
Equity contribution from parent	—	68,000	—	68,000
Balance at September 30, 2022	$64	$805,166	$276,869	$1,082,099

Balance at December 31, 2021	$64	$737,166	$204,327	$941,557
Net earnings	—	—	72,542	72,542
Equity contribution from parent	—	68,000	—	68,000
Balance at September 30, 2022	$64	$805,166	$276,869	$1,082,099

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2023 and December 31, 2022, and the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.3675 per share in August 2023 and $0.3475 per share in August 2022, which are reflected as being in the second quarter within Dividends Declared per Common Share on the PNMR Condensed Consolidated Statement of Earnings. The Board declared dividends on common stock for the third quarter of $0.3675 per share in September 2023 and $0.3475 per share in September 2022, which are reflected as being in the third quarter within Dividends Declared per Common Share on the PNMR Condensed Consolidated Statement of Earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNMR did not make any cash equity contributions to PNM in the three and nine months ended September 30, 2023 and 2022. PNMR made capital contributions to TNMP of zero in the three and nine months ended September 30, 2023 and $68.0 million in the three and nine months ended September 30, 2022. PNM declared and paid cash dividends on its common stock to PNMR of zero in the three and nine months ended September 2023 and $85.0 million in the three and nine months ended September 30, 2022. TNMP did not declare or pay cash dividends on its common stock to PNMR in the three and nine months ended September 30, 2023 and 2022.

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

PNM

PNM includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM also includes the generation and sale of electricity into the wholesale market, which includes the asset optimization of PNM’s jurisdictional capacity, as well as providing transmission services to third parties. FERC has jurisdiction over wholesale power and transmission rates.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended September 30, 2023
Electric operating revenues	$350,334	$155,517	$—	$505,851
Cost of energy	174,362	35,951	—	210,313
Utility margin	175,972	119,566	—	295,538
Other operating expenses	100,739	35,055	(7,100)	128,694
Depreciation and amortization	44,537	28,357	7,298	80,192
Operating income (loss)	30,696	56,154	(198)	86,652
Interest income (expense)	5,323	178	(135)	5,366
Other income (deductions)	(7,598)	2,448	619	(4,531)
Interest charges	(22,354)	(12,095)	(15,389)	(49,838)
Segment earnings (loss) before income taxes	6,067	46,685	(15,103)	37,649
Income taxes (benefit)	(7,199)	7,181	(5,249)	(5,267)
Segment earnings (loss)	13,266	39,504	(9,854)	42,916
Valencia non-controlling interest	(5,058)	—	—	(5,058)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$8,076	$39,504	$(9,854)	$37,726

Nine Months Ended September 30, 2023
Electric operating revenues	$1,118,741	$408,343	$—	$1,527,084
Cost of energy	517,824	106,627	—	624,451
Utility margin	600,917	301,716	—	902,633
Other operating expenses	305,615	101,302	(19,762)	387,155
Depreciation and amortization	132,287	83,746	21,372	237,405
Operating income (loss)	163,015	116,668	(1,610)	278,073
Interest income (expense)	15,542	413	(387)	15,568
Other income	3,130	4,096	1,148	8,374
Interest charges	(61,242)	(33,932)	(41,486)	(136,660)
Segment earnings (loss) before income taxes	120,445	87,245	(42,335)	165,355
Income taxes (benefit)	12,041	13,076	(12,375)	12,742
Segment earnings (loss)	108,404	74,169	(29,960)	152,613
Valencia non-controlling interest	(14,172)	—	—	(14,172)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$93,836	$74,169	$(29,960)	$138,045

At September 30, 2023:
Total Assets	$6,731,852	$3,039,357	$279,632	$10,050,841
Goodwill	$51,632	$226,665	$—	$278,297

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended September 30, 2023
Gross margin	$95,721	$81,457	$—	$177,178

Energy production costs	20,388	—	—	20,388
Transmission and distribution costs	15,326	9,752	—	25,078
Depreciation and amortization	44,537	28,357	—	72,894	[1]
Utility margin	$175,972	$119,566	$—	$295,538

Nine Months Ended September 30, 2023
Gross margin	$356,317	$189,199	$—	$545,516
Energy production costs	68,345	—	—	68,345
Transmission and distribution costs	43,968	28,771	—	72,739
Depreciation and amortization	132,287	83,746	—	216,033	[1]
Utility margin	$600,917	$301,716	$—	$902,633

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended September 30, 2022
Gross margin	$201,607	$67,614	$—	$269,221

Energy production costs	34,469	—	—	34,469
Transmission and distribution costs	12,549	8,989	—	21,538
Depreciation and amortization	45,361	24,960	—	70,321	[1]
Utility margin	$293,986	$101,563	$—	$395,549

Nine Months Ended September 30, 2022
Gross margin	$421,327	$172,320	$—	$593,647
Energy production costs	110,534	—	—	110,534
Transmission and distribution costs	37,678	23,482	—	61,160
Depreciation and amortization	137,132	72,914	—	210,046	[1]
Utility margin	$706,671	$268,716	$—	$975,387

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 and 2022 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	PNMR Consolidated
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2022	$7,422	$(81,757)	$(74,335)	$8,287	$(66,048)
Amounts reclassified from AOCI (pre-tax)	(4,111)	3,582	(529)	5,286	4,757
Income tax impact of amounts reclassified	1,044	(909)	135	(1,343)	(1,208)
Other OCI changes (pre-tax)	2,491	—	2,491	(2,386)	105
Income tax impact of other OCI changes	(632)	—	(632)	606	(26)
Net after-tax change	(1,208)	2,673	1,465	2,163	3,628
Balance at September 30, 2023	$6,214	$(79,084)	$(72,870)	$10,450	$(62,420)

Balance at December 31, 2021	$11,715	$(83,651)	$(71,936)	$—	$(71,936)
Amounts reclassified from AOCI (pre-tax)	(3,426)	5,328	1,902	(1,767)	135
Income tax impact of amounts reclassified	870	(1,353)	(483)	449	(34)
Other OCI changes (pre-tax)	(8,170)	—	(8,170)	10,391	2,221
Income tax impact of other OCI changes	2,075	—	2,075	(2,640)	(565)
Net after-tax change	(8,651)	3,975	(4,676)	6,433	1,757
Balance at September 30, 2022	$3,064	$(79,676)	$(76,612)	$6,433	$(70,179)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4)    Earnings Per Share

Dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Diluted earnings per share was computed using the treasury stock method for both restricted stock and the 2023 forward sales agreements. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$37,726	$122,433	$138,045	$153,785
Average Number of Common Shares:
Outstanding during period	85,835	85,835	85,835	85,835
Vested awards of restricted stock	254	266	257	291
Average Shares – Basic	86,089	86,101	86,092	86,126
Dilutive Effect of Common Stock Equivalents:
Restricted stock	32	35	36	52
2023 Forward Sale Agreements	8	—	23	—
Average Shares – Diluted	86,129	86,136	86,151	86,178

Net Earnings Per Share of Common Stock:
Basic	$0.44	$1.42	$1.60	$1.79
Diluted	$0.44	$1.42	$1.60	$1.78

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the three and nine months ended September 30, 2023 and 2022, there were no estimated credit losses related to these transactions.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below.

	PNM	TNMP	PNMR Consolidated
Three Months Ended September 30, 2023	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$111,406	$69,556	$180,962
Commercial	106,237	41,662	147,899
Industrial	19,891	10,665	30,556
Public authority	6,099	1,708	7,807
Economy energy service	4,958	—	4,958
Transmission	37,466	34,980	72,446
Wholesale energy service	62,804	—	62,804
Miscellaneous	1,507	984	2,491
Total revenues from contracts with customers	350,368	159,555	509,923
Alternative revenue programs	(939)	(4,038)	(4,977)
Other electric operating revenues	905	—	905
Total Electric Operating Revenues	$350,334	$155,517	$505,851

Nine Months Ended September 30, 2023
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$339,307	$147,413	$486,720
Commercial	309,560	114,357	423,917
Industrial	65,524	36,359	101,883
Public authority	15,822	4,996	20,818
Economy energy service	24,999	—	24,999
Transmission	124,396	100,100	224,496
Wholesale energy sales	213,098	—	213,098
Miscellaneous	4,293	2,832	7,125
Total revenues from contracts with customers	1,096,999	406,057	1,503,056
Alternative revenue programs	9,963	2,286	12,249
Other electric operating revenues	11,779	—	11,779
Total Electric Operating Revenues	$1,118,741	$408,343	$1,527,084

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	PNMR Consolidated
Three Months Ended September 30, 2022	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$150,683	$60,878	$211,561
Commercial	136,314	41,705	178,019
Industrial	25,609	9,450	35,059
Public authority	6,893	1,720	8,613
Economy energy service	11,784	—	11,784
Transmission	44,513	28,881	73,394
Wholesale energy sales	220,219	—	220,219
Miscellaneous	1,368	961	2,329
Total revenues from contracts with customers	597,383	143,595	740,978
Alternative revenue programs	(599)	(11,044)	(11,643)
Other electric operating revenues	553	—	553
Total Electric Operating Revenues	$597,337	$132,551	$729,888

Nine Months Ended September 30, 2022
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$368,159	$146,367	$514,526
Commercial	325,492	111,365	436,857
Industrial	68,351	27,388	95,739
Public authority	16,063	4,806	20,869
Economy energy service	31,726	—	31,726
Transmission	114,699	83,731	198,430
Wholesale energy sales	365,554	—	365,554
Miscellaneous	4,043	2,887	6,930
Total revenues from contracts with customers	1,294,087	376,544	1,670,631
Alternative revenue programs	1,039	(15,608)	(14,569)
Other electric operating revenues	17,674	—	17,674
Total Electric Operating Revenues	$1,312,800	$360,936	$1,673,736

Decreases in revenue in 2023 compared to 2022, reflect refunds under the SJGS abandonment settlement agreement (Note 12) and lower wholesale energy market sales through PNM’s participation in the EIM, which are passed on to customers under PNM’s FFPAC with no impact to net earnings.

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $131.0 million at September 30, 2023 and $151.4 million at December 31, 2022 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a Transmission Service Agreement (“TSA”) with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
received at the beginning of the service term resulting in a contract asset. The balance of the contract asset is $19.5 million at September 30, 2023 and $11.9 million at December 31, 2022. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheets.

Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Under its Open Access Transmission Tariff (“OATT”), PNM accepts upfront consideration for capacity reservations requested by transmission customers, which requires PNM to defer the customer’s transmission capacity rights for a specific period of time. PNM recognizes the revenue of these capacity reservations over the period it defers the customer’s capacity rights. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. PNMR’s, PNM’s, and TNMP’s contract liabilities and related revenues are not material for any of the periods presented. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and nine months ended September 30, 2023, PNM paid $5.1 million and $15.2 million for fixed charges and $1.4 million and $4.1 million for variable charges. For the three and nine months ended September 30, 2022, PNM paid $5.0 million and $14.6 million for fixed charges and $0.7 million and $1.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating revenues	$6,679	$5,640	$19,427	$15,670
Operating expenses	1,621	1,468	5,255	4,773
Earnings attributable to non-controlling interest	$5,058	$4,172	$14,172	$10,897

	Financial Position
	September 30,	December 31,
	2023	2022
	(In thousands)
Current assets	$4,162	$3,429
Net property, plant, and equipment	47,963	50,094
Total assets	52,125	53,523
Current liabilities	952	529
Owners’ equity – non-controlling interest	$51,173	$52,994

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 11, PNM purchased coal for SJGS under the SJGS CSA. PNM and Westmoreland also entered into agreements under which CCR disposal and mine reclamation services for SJGS would be provided. In 2019, Westmoreland emerged from Chapter 11 bankruptcy as a privately held company owned and operated by a group of its former creditors. Under the reorganization, the assets of SJCC were sold to Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC. As successor entity to SJCC, WSJ LLC assumed all rights and obligations of SJCC including obligations to PNM under the SJGS CSA and to PNMR under letter of credit support agreements. In conjunction with the retirement of SJGS, the SJGS CSA expired under its terms on September 30, 2022.

PNMR issued $30.3 million in letters of credit to facilitate the issuance of reclamation bonds required in order for SJCC to mine coal to be supplied to SJGS. As discussed above, WSJ LLC assumed the rights and obligations of SJCC, including obligations to PNMR for the letters of credit. The letters of credit support results in PNMR having a variable interest in WSJ LLC since PNMR is subject to possible loss in the event performance by PNMR is required under the letters of credit support. PNMR considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that WSJ LLC performs the required reclamation of the mine site in accordance with applicable regulations and the reclamation services agreement provides WSJ LLC the ability to recover the cost of reclamation. Additionally, much of the mine reclamation activities have been and will continue to be performed after the SJGS CSA expired on September 30, 2022. As discussed in Note 11, each of the SJGS participants has established and actively fund trusts to meet future reclamation obligations.
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC had the ability to direct its mining operations and reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal was supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner and monitoring of reclamation activities, the mining operations and reclamation services were solely under the control of WSJ LLC, including developing mining and reclamation plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM had any ability to direct or influence the mining operation or reclamation activities.  PNM’s involvement through the SJGS CSA and the reclamation services agreement is a protective right rather than a participating right and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA required WSJ LLC to deliver coal to fuel SJGS in exchange for payment of a set price per ton, which escalated over time for inflation.  The reclamation services agreement requires WSJ LLC to perform reclamation services at a base price per activity, which escalates over time for inflation. If WSJ LLC had been able to mine or performs reclamation services more efficiently than anticipated,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
its economic performance would improve.  Conversely, if WSJ LLC had not been able to mine or does not perform reclamation services as efficiently as anticipated, its economic performance would be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support continue to be PNMR’s maximum exposure to loss from the VIE at September 30, 2023.

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

PNM entered into several agreements to purchase power from third parties in order to ensure that customer demand during the 2023 summer peak load was met. Agreements for purchases totaling 85 MW from June 1, 2023 through September 30, 2023 were not considered derivatives because there was either no notional amount due to their unit-contingent nature or qualified for a normal purchase, normal sale scope exception. Agreements totaling 375 MW were accounted for as derivative agreements and are considered economic hedges.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the nine months ended September 30, 2023 and the year ended December 31, 2022, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations on the Condensed Consolidated Statements of Earnings and are classified between Electric operating revenues and Cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as Regulatory assets and Regulatory liabilities on the Condensed Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities or financing activities on the Condensed Consolidated Statement of Cash Flows consistent with the classification of the hedged transaction. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	September 30, 2023	December 31, 2022
	(In thousands)
Other current assets	$603	$9,780
Other current liabilities	(3,514)	(19,209)
Net	$(2,911)	$(9,429)

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

As discussed above, PNM has NMPRC-approved guidelines for hedging arrangements to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.6 million of current assets and $3.5 million of current liabilities related to these arrangements at September 30, 2023 and $9.8 million of current assets and $19.2 million of current liabilities at December 31, 2022 with changes in fair value recorded as regulatory assets and regulatory liabilities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 30, 2023 and December 31, 2022, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, amounts posted as cash collateral under margin arrangements were $1.0 million at September 30, 2023 and $10.5 million at December 31, 2022. These amounts are included in other current assets on the Condensed Consolidated Balance Sheets. At September 30, 2023 and December 31, 2022, obligations to return cash collateral were $0.2 million, which is included in other current liabilities on the Condensed Consolidated Balance Sheets.

The changes in the fair value of commodity derivative instruments that are considered economic hedges had no impact on PNM’s net earnings during the nine months ended September 30, 2023 and 2022. Commodity derivatives had no impact on OCI for any of the periods presented. Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
September 30, 2023	—	290,295
December 31, 2022	—	432,200

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

The table below presents information about PNM’s contingent requirement to provide collateral under certain commodity contracts having an objectively determinable collateral provision, that are in net liability positions, and that are not fully collateralized with cash. Contractual liability represents those commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty. Cash collateral posted under these contracts does not reflect letters of credit under the Company’s revolving credit facilities that may have been issued as collateral. Net exposure is the net contractual liability for all contracts, including those designated as normal purchase and normal sale, offset by existing collateral and by any offsets available under master netting agreements, including both assets and liability positions.

Contingent Feature - Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
September 30, 2023	$3,514	$—	$3,514
December 31, 2022	$15,288	$—	$13,087

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At September 30, 2023 and December 31, 2022, the fair value of investment securities included $334.0 million and $325.3 million for the NDT, $15.3 million and $14.7 million for the SJGS decommissioning trust, and $72.1 million and $77.5 million for the coal mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At September 30, 2023 and December 31, 2022, PNM had no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT, SJGS decommissioning, and coal mine reclamation trusts are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$(189)	$(2,210)	$1,758	$1,735
Net gains (losses) from equity securities still held	(4,946)	(4,061)	3,673	(52,320)
Total net gains (losses) on equity securities	(5,135)	(6,271)	5,431	(50,585)
Available-for-sale debt securities:
Net (losses) on debt securities	(3,269)	(9,465)	(3,616)	(33,519)
Net gains (losses) on investment securities	$(8,404)	$(15,736)	$1,815	$(84,104)

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $(0.6) million and $2.8 million for the three and nine months ended September 30, 2023 and $(7.1) million and $(28.7) million for the three and nine months ended September 30, 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Proceeds from sales	$137,797	$92,371	$412,574	$323,251
Gross realized gains	4,022	2,366	14,464	20,089
Gross realized (losses)	(6,876)	(6,908)	(19,088)	(23,109)

At September 30, 2023, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$34,601
After 1 year through 5 years	67,254
After 5 years through 10 years	67,273
After 10 years through 15 years	18,916
After 15 years through 20 years	13,634
After 20 years	43,825
$245,503

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

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of September 30, 2023 and December 31, 2022. Management of the Company independently verifies the information provided by pricing services. Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
September 30, 2023
Cash and cash equivalents	$37,930	$37,930	$—
Equity securities:
Corporate stocks, common	71,359	71,359	—
Corporate stocks, preferred	4,523	509	4,014
Mutual funds and other	62,062	62,062	—
Available-for-sale debt securities:
U.S. government	40,256	37,987	2,269	$1,637
International government	10,498	—	10,498	738
Municipals	48,364	—	48,364	139
Corporate and other	146,385		146,385	5,853
	$421,377	$209,847	$211,530	$8,367

December 31, 2022
Cash and cash equivalents	$66,843	$66,843	$—
Equity securities:
Corporate stocks, common	40,103	40,103	—
Corporate stocks, preferred	5,191	790	4,401
Mutual funds and other	66,359	66,359	—
Available-for-sale debt securities:
U.S. government	45,905	45,645	260	$1,334
International government	9,762	—	9,762	1,117
Municipals	43,136	—	43,136	1,062
Corporate and other	140,177	—	140,177	6,473
	$417,476	$219,740	$197,736	$9,986

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
September 30, 2023	(In thousands)
PNMR	$4,405,121	$3,933,137
PNM	2,145,200	1,868,133
TNMP	1,260,864	1,065,003

December 31, 2022
PNMR	$4,077,387	$3,726,195
PNM	2,000,900	1,789,186
TNMP	1,076,875	937,009

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2023, PNMR had unrecognized expense related to stock awards of $5.5 million, which is expected to be recognized over an average of 2.2 years.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the nine months ended September 30, 2023:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2022	182,446	$42.09
Granted	194,453	45.00
Released	(197,424)	43.99
Forfeited	(1,222)	42.57
Outstanding at September 30, 2023	178,253	$43.31

PNMR’s current stock-based compensation program provides for performance targets through 2025 and market targets through 2023. Included, as granted and released, in the table above are 100,991 previously awarded shares that were earned for the 2020 - 2022 performance measurement period and ratified by the Board in February 2023 (based upon achieving targets at above “target”, below “maximum” levels). Excluded from the table above are 143,837, 149,898, and 141,885 shares for the three-year performance periods ending in 2023, 2024 and 2025 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Nine Months Ended September 30,
Restricted Stock	2023	2022
Weighted-average grant date fair value	$45.00	$41.04
Total fair value of restricted shares that vested (in thousands)	$9,635	$7,804

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

On August 25, 2023, PNM formed PNM Energy Transition Bond Company I, LLC (“ETBC I”), a wholly owned special purpose subsidiary for the limited purpose of purchasing, owning, and administering energy transition property, issuing Securitized Bonds, and performing related activities. PNM expects ETBC I to issue $343.2 million principal amount of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Securitized Bonds in the fourth quarter of 2023. See Note 12 for additional information regarding the SJGS Abandonment Application.

On May 16, 2023, PNM filed a shelf registration statement that provides for the issuance of up to $650.0 million of SUNs that expires in May 2026.

On March 2, 2022, PNMR filed a shelf registration that provides for the issuance of various types of debt and equity securities. The PNMR shelf registration statement expires in March 2025.

Financing Activities

On June 30, 2023, PNMR entered into a $500.0 million term loan agreement (the “PNMR 2023 Term Loan”) among PNMR, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. The PNMR 2023 Term Loan matures on June 30, 2026 and bears interest at a variable rate, which was 6.77% at September 30, 2023. The proceeds were used to prepay an equal amount of the PNMR 2021 Delayed Draw Term Loan, without penalty.

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

On April 28, 2023, PNM entered into an agreement (the “PNM 2023 Note Purchase Agreement”) with institutional investors for the sale and issuance of $200.0 million aggregate principal amount of two series of SUNs (the “PNM 2023 SUNs”) offered in private placement transactions. The PNM 2023 SUNs were issued on April 28, 2023. PNM issued $150.0 million of the PNM 2023 SUNs at 5.51%, due April 28, 2035, and another $50.0 million at 5.92%, due April 28, 2053. Proceeds from the PNM 2023 SUNs were used to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, for funding of capital expenditures, and for general corporate purposes. The PNM 2023 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM 2023 SUNs at par. Although there are customary change of control provisions in the PNM debt agreements, the change of control provisions in these agreements, including the PNM 2023 Note Purchase Agreement, are not triggered by the closing of the Merger. PNM has the right to redeem any or all of the PNM 2023 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On April 28, 2023, TNMP entered into an agreement (the “TNMP 2023 Bond Purchase Agreement”) with institutional investors for the sale of $185.0 million aggregate principal amount of two series of TNMP first mortgage bonds (the “TNMP 2023 Bonds”) offered in private placement transactions. TNMP issued the first series of $130.0 million on April 28, 2023, at a 5.01% interest rate, due April 28, 2033. The second series of $55.0 million was issued on July 28, 2023, at a 5.47% interest rate, due July 28, 2053. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP 2023 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indentures governing the TNMP 2023 Bonds. The terms of the supplemental indentures governing the TNMP 2023 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2023 Bonds at par. However, the definition of change of control in the supplemental indentures governing the TNMP 2023 Bonds will not be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP 2023 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

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

During the first quarter of 2023, PNMR entered into forward sale agreements with each of Bank of America, N.A. and Wells Fargo Bank, N.A. as forward purchasers relating to the sale of 504,452 and 528,082 shares of common stock, respectively, under the PNMR 2022 ATM Program (the “2023 Q1 Forward Sale Agreements”). The average initial forward sale price of $48.49 per share and $48.30 per share, respectively, are subject to adjustments based on a net interest rate factor and by future dividends paid on PNMR common stock as specified in the 2023 Q1 Forward Sale Agreements. During the second

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
quarter of 2023, PNMR entered into additional forward sale agreements with MUFG Securities EMEA plc as forward purchaser relating to the sale of 1,049,116 shares of common stock under the PNMR 2022 ATM Program (the “2023 Q2 Forward Sale Agreements”). The average initial forward sale price of $45.49 per share is subject to adjustments based on a net interest rate factor and by future dividends paid on PNMR common stock as specified in the 2023 Q2 Forward Sale Agreements. During the third quarter of 2023, PNMR entered into an additional forward sale agreement with Wells Fargo Bank, N.A. as forward purchaser relating to the sale of 2,283,860 shares of common stock under the PNMR 2022 ATM Program (the “2023 Q3 Forward Sale Agreement”, and together with the 2023 Q1 Forward Sale Agreements and the 2023 Q2 Forward Sale Agreements, the “2023 Forward Sale Agreements”). The average initial forward sale price of $44.03 per share is subject to adjustments based on a net interest rate factor and by future dividends paid on PNMR common stock as specified in the 2023 Q3 Forward Sale Agreement. PNMR did not initially receive any proceeds upon the execution of the 2023 Forward Sale Agreements and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement of the forward sale agreements on or before a date that is 12 months from the agreement effective dates.

The Company expects to receive proceeds from the sale of shares upon future physical settlement(s) of the 2023 Forward Sale Agreements, in which case the Company will deliver newly issued shares to the forward purchasers in exchange for cash in an amount equal to the number of shares delivered multiplied by the then-applicable forward sale price. PNMR also has the option to net settle the agreements in cash or shares of PNMR common stock. Under a net cash settlement, under which no PNMR common stock would be issued, PNMR would receive net proceeds for a decrease in the market value of PNMR’s common stock relative to the then-applicable forward sales price per share, or would owe cash in the event of an increase in the market value of PNMR common stock. Under a net share settlement, PNMR would not receive any cash proceeds and may be required to deliver a sufficient number of shares of PNMR common stock to satisfy its obligation to the forward purchasers. The number of shares to be delivered to the forward purchasers would be based on the increase in PNMR’s common stock price relative to the then-applicable forward sales price per share. The forward sale agreements meet the derivative scope exception requirements for contracts involving an entity’s own equity. Until settlement of the forward sale agreements, PNMR’s EPS dilution resulting from the agreements, if any, will be determined using the treasury stock method, which will result in dilution during periods when the average market price of PNMR stock during the reporting period is higher than the applicable forward sales price as of the end of that period. As of September 30, 2023, all $200.0 million of common stock available for sale under the PNMR 2022 ATM Program has been sold, thus concluding the program, and no shares have been settled under the 2023 Forward Sale Agreements.

On August 5, 2022, PNM entered into a $225.0 million delayed-draw term loan agreement (the “PNM 2022 Delayed-Draw Term Loan”), among PNM, the lenders parties thereto, and Royal Bank of Canada, as administrative agent. PNM initially drew $180.0 million to repay the $75.0 million PNM 2021 Term Loan ahead of its December 2022 maturity and for other corporate purposes. On September 30, 2022, PNM drew the remaining $45.0 million and used the proceeds for general corporate purposes. Draws on the PNM 2022 Delayed-Draw Term Loan bear interest at a variable rate, which was 6.18% at September 30, 2023 and must be repaid on or before February 5, 2024.

On April 27, 2022, TNMP entered into an agreement (the “TNMP 2022 Bond Purchase Agreement”) with institutional investors for the sale of $160.0 million aggregate principal amount of two series of TNMP first mortgage bonds (the “TNMP 2022 Bonds”) offered in private placement transactions. TNMP issued the first series of $65.0 million of the TNMP 2022 Bonds on May 12, 2022, at a 4.13% interest rate, due May 12, 2052, and the second series of $95.0 million of the TNMP 2022 Bonds on July 28, 2022, at a 3.81% interest rate, due July 28, 2032. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility and for other corporate purposes. The TNMP 2022 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indentures governing the TNMP 2022 Bonds. The terms of the supplemental indentures governing the TNMP 2022 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2022 Bonds at par. However, the definition of change of control in the supplemental indentures governing the TNMP 2022 Bonds will not be triggered by the close of the Merger. TNMP has the right to redeem any or all of the TNMP 2022 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

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

At September 30, 2023, variable interest rates were 6.37% on the PNMR 2021 Delayed-Draw Term Loan that matures in May 2025, 6.77% on the PNMR 2023 Term Loan that matures in June 2026, and 6.18% on the PNM 2022 Delayed-Draw Term Loan that matures in February 2024.

Hedging Arrangements

PNMR has entered into hedging agreements that establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in PNMR’s credit rating. As of September 30, 2023, PNMR’s hedging agreements are as follows:

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

These hedge agreements are accounted for as cash flow hedges. The fair value of these hedges was a gain of $14.0 million at September 30, 2023, $4.0 million of which is included in Other current assets and $10.0 million of which is included in Other deferred charges on the Condensed Consolidated Balance Sheets. The fair value was determined using Level 2 inputs under GAAP, including using forward SOFR curves under the mid-market convention to discount cash flows over the remaining term of the agreements.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. On May 20, 2022, both PNMR and PNM extended the facilities to October 31, 2024 with two one-year extension options that, if exercised, would extend the maturity through October 2026, subject to approval by a majority of the lenders. On January 26, 2023, PNMR and PNM exercised one of the one-year extension options in their respective agreements, extending their maturities through October 2025; provided that, effective November 1, 2024, the capacity of the PNMR Revolving Credit Facility will adjust to $285.0 million and the PNM Revolving Credit Facility will adjust to $380.0 million because one lender in each facility did not agree to the one-year extension through October 2025. Also on May 20, 2022, the $40.0 million PNM New Mexico Credit Facility was extended to May 20, 2026. On March 11, 2022, the TNMP Revolving Credit Facility, with a capacity of $75.0 million and secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds, was amended to extend the maturity to September 23, 2024, with two one-year extension options that, if exercised, would extend the maturity to September 2026, subject to approval by a majority of the lenders. The amended TNMP Revolving Credit Facility also contained an accordion feature that would allow TNMP to increase the size of the revolver from $75.0 million to $100.0 million, subject to certain conditions. On May 13, 2022, TNMP exercised the accordion feature and increased the capacity of the TNMP Revolving Credit Facility to $100.0 million, secured by $100.0 million aggregate principal amount of TNMP first mortgage bonds. On January 26, 2023, TNMP exercised one of the one-year extension options on its credit facility, which extended the maturity to September 23, 2025. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term debt outstanding consists of:

	September 30, 2023		December 31, 2022
	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
	(In thousands)		(In thousands)
PNM:
PNM Revolving Credit Facility	$126,900	6.68%	$145,900	5.67%
PNM New Mexico Credit Facility	40,000	6.67	40,000	5.68
	166,900		185,900

TNMP Revolving Credit Facility	39,800	6.29	36,700	5.29

PNMR Revolving Credit Facility	198,800	6.92	9,400	5.90
	$405,500		$232,000

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at September 30, 2023 that reduce the available capacity under their respective revolving credit facilities. PNMR also had $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of September 30, 2023, PNM, TNMP, and PNMR Development had zero, zero, and $0.1 million in intercompany borrowings from PNMR. As of December 31, 2022, neither PNM, TNMP, nor PNMR Development had any intercompany borrowings from PNMR. PNMR had zero and $5.3 million in intercompany borrowings from PNMR Development at September 30, 2023 and December 31, 2022.

The Company’s debt arrangements have various maturities and expiration dates. PNM has $225.0 million from the PNM 2022 Delayed Draw Term Loan that is due in February 2024 and $198.0 million of PCRBs that mature in June 2024. TNMP has $80.0 million of FMBs that are due in July 2024. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

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

Additional information concerning pension and OPEB plans is contained in Note 11 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K. Annual net periodic benefit cost for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year. Differences between TNMP’s annual net periodic costs (income) and amounts included in its regulated rates are deferred to regulatory assets or liabilities, for recovery or refund in future rate proceedings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2023	2022	2023	2022	2023	2022
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$2	$—	$—
Interest cost	5,913	4,215	675	479	135	90
Expected return on plan assets	(7,299)	(7,140)	(1,242)	(1,088)	—	—
Amortization of net loss	2,646	3,948	—	—	38	81
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$1,260	$1,023	$(567)	$(607)	$173	$171

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2023	2022	2023	2022	2023	2022
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$6	$—	$—
Interest cost	17,740	12,643	2,027	1,437	405	270
Expected return on plan assets	(21,897)	(21,422)	(3,727)	(3,264)	—	—
Amortization of net loss	7,937	11,846	—	—	114	245
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$3,780	$3,067	$(1,700)	$(1,821)	$519	$515

PNM did not make any contributions to its pension plan trust in the nine months ended September 30, 2023 and 2022 and does not anticipate making any contributions to the pension plan in 2023 through 2026 based on current law, funding requirements, and estimates of portfolio performance. In 2027, PNM does anticipate making a contribution of $0.4 million based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.7%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the nine months ended September 30, 2023 and 2022, however, a portion of the disbursements attributable to the OPEB trust is paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2023 and $0.9 million and $2.4 million for the three and nine months ended September 30, 2022. These payments are expected to total $0.2 million in 2023 and $9.0 million for 2024-2027. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $1.0 million in the three and nine months ended September 30, 2023 and $0.4 million and $1.0 million in the three and nine months ended September 30, 2022 and are expected to total $1.3 million during 2023 and $4.5 million for 2024-2027.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2023	2022	2023	2022	2023	2022
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$5	$9	$—	$—
Interest cost	601	430	106	77	3	2
Expected return on plan assets	(674)	(618)	(120)	(104)	—	—
Amortization of net (gain) loss	110	233	(190)	(130)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$37	$45	$(199)	$(148)	$3	$2

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2023	2022	2023	2022	2023	2022
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$16	$27	$—	$—
Interest cost	1,802	1,290	319	231	9	8
Expected return on plan assets	(2,023)	(1,854)	(361)	(312)	—	—
Amortization of net (gain) loss	329	699	(570)	(390)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$108	$135	$(596)	$(444)	$9	$8

TNMP did not make any contributions to its pension plan trust in the nine months ended September 30, 2023 and 2022 and does not anticipate making any contributions to the pension plan in 2023 through 2027 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.8%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and nine months ended September 30, 2023 and 2022 and does not expect to make contributions to the OPEB trust during the period 2023-2027. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero in the three and nine months ended September 30, 2023 and 2022 and are expected to total $0.1 million during 2023 and $0.2 million in 2024-2027.

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

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high-level waste from PVNGS. In August 2014, APS and the DOE entered into a settlement agreement that established a process for the payment of claims for costs incurred through December 31, 2019. APS has accepted the DOE’s extensions of the settlement agreement for recovery of costs incurred through December 31, 2025. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. PNM records estimated claims on a quarterly basis. The benefit from the claims is passed through to customers under the FPPAC.

PNM estimates that it will incur approximately $59.6 million (in 2019 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At September 30, 2023 and December 31, 2022, PNM had a liability for interim storage costs of $11.2 million and $12.0 million, which is included in other deferred credits.

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

The ETA has had and will have a significant impact on PNM’s future generation portfolio, including PNM’s retirement of SJGS in 2022 and the potential early exit of Four Corners (subject to regulatory approval). PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement resource filings with the NMPRC. See additional discussion in Note 12 of PNM’s SJGS and Four Corners Abandonment Applications.

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

In 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. In 2019, EPA finalized the draft guidance that was previously released as a companion to the regional haze rule revisions, and EPA clarified that guidance in a memorandum issued in 2021. SIPs for the second planning

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM retired its share of SJGS in 2022. On April 7, 2022, EPA announced its intent to make findings by August 31, 2022 of the states that have failed to submit regional haze implementation plans for the second planning period and directed states to file their plans by August 15, 2022 to avoid inclusion in that finding. Despite that announcement, on April 13, 2022, four environmental groups sued EPA in the U.S. District Court for the Northern District of California seeking to compel EPA to issue a finding that 34 states failed to submit regional haze SIPs for the second planning period. On August 30, 2022, EPA published in the Federal Register an official “Finding of Failure to Submit” for states, including New Mexico, that have not yet submitted a round 2 regional haze SIP. This action by EPA starts a 2-year clock for it to issue a Federal Implementation Plan (FIP). NMED’s current timeline indicates the proposed SIP will be submitted to EPA by October 2023.

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

In 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines. EPA set the BSER for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied inside the fence line of an individual facility. The DC Circuit issued an order that granted motions by various petitioners, including industry groups and EPA, to dismiss the cases challenging the Clean Power Plan as moot due to EPA’s issuance of the ACE Rule.

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

On October 29, 2021, the US Supreme Court granted four petitions for writs of certiorari of the D.C. Circuit’s decisions, and on June 30, 2022, the US Supreme Court held that the “generation shifting” approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether Section 111 of the CAA only authorizes EPA to require measures that can be implemented entirely within the fenceline at an individual source. Of broader significance in administrative law, the Court expressly invoked the major question doctrine as a basis for rejecting EPA’s statutory interpretation. The basic principle of the major question doctrine is that, if an agency seeks to decide an issue of “vast economic or political significance,” its action must be supported by clear statutory authorization. In cases where there is no authority, courts need not defer to the agency’s statutory interpretation. The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agencies’ authority may be limited based upon similar reasoning.

The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that reconsideration of the rule has concluded.

On May 23, 2023, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to reduce GHGs from fossil-fueled EGUs. The proposed regulations cover: (1) New natural gas-based EGUs under section 111(b); (2) Existing large and frequently operated natural gas-based EGUs under section 111(d); and (3) Existing coal-based EGUs under section 111(d). Standards of performance for existing coal EGUs will be based on two technologies depending on retirement date: carbon capture and storage/sequestration (“CCS”) or co-firing gas in lieu of coal. For gas-based EGUs, the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
standards will be based on CCS or the use of green hydrogen in lieu of natural gas. States will be required to develop SIPs to EPA that provide for the establishment, implementation and enforcement of these standards as they apply to existing sources. States may take into account remaining useful life and other factors when establishing the standards. EPA is proposing that existing coal units must start complying with their gas co-firing or CCS based standards of performance on January 1, 2030, unless they commit to retirement before 2032 (or retirement by 2035 if they also commit to a 20% annual operating limit). Existing combustion turbine units must start complying with their hydrogen or CCS based standards of performance on January 1, 2032, or January 1, 2035, depending on their subcategory, which is based on the control technology selected. The package also includes a proposed repeal of the ACE rule and revisions to the standard for modified and reconstructed units, along with a notice of public rulemaking seeking data and information about setting standards for existing smaller natural gas-based generators. Comments on the rule were due to EPA by August 8, 2023. PNM filed company-specific comments and continues to review the proposed rule and its potential impacts on the company’s fossil generation resources.

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

Ozone Standard – In 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 parts per billion. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. On July 13, 2020, EPA proposed to retain the existing ozone NAAQS based on a review of the full body of currently available scientific evidence and exposure/risk information. EPA finalized its decision to retain the ozone NAAQS in a notice published on December 31, 2020, making it immediately effective. The Center for Biological Diversity filed a lawsuit on February 25, 2021, challenging the decision to retain the existing ozone standard. In response to lawsuits brought by states and environmental groups, on October 29, 2021, EPA filed a motion in the DC Circuit indicating it will reconsider the 2020 ozone NAAQS. In April 2022, EPA released an External Review Draft Policy Assessment for the reconsideration of the ozone NAAQS, in which EPA Staff recommended that EPA retain the existing primary and secondary ozone NAAQS. On March 15, 2023, EPA published an updated draft policy assessment and indicated the revised assessment is being developed for consideration by the EPA Administrator in reaching a decision on the reconsideration of the December

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2020 decision to retain the existing ozone NAAQS. However, on August 21, 2023, EPA announced an entirely new review of the ozone standard that will incorporate the work to date on the reconsideration, likely indicating a delay in the schedule for a decision on whether the standard should be revised.

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

NMED has responsibility for bringing the small area in Doña Ana County designated as marginal/non-attainment for ozone into compliance and will look at all sources of NOx and volatile organic compounds. NMED has submitted the required elements for the Sunland Park Ozone Non-attainment Area SIP. This includes a transportation conformity demonstration, a 2017 baseline emissions inventory and emissions statement, and an amendment to the state’s Non-attainment Permitting rules at 20.2.79 New Mexico Administrative Code to conform to EPA’s SIP Requirements Rule for 2015 Q3 NAAQS (i.e., “implementation rule”).

The SIP elements had staggered deadlines and were done in three submissions: (1) the transportation conformity demonstration was completed by the El Paso Metropolitan Planning Organization on behalf of New Mexico in 2019, which is responsible for transportation planning in that area, and the submission received concurrence from EPA and the Federal Highway Administration; (2) the emissions inventory and statement SIP was submitted to EPA in September 2020; and (3) the Non-attainment New Source Review SIP was submitted to EPA on August 10, 2021. On October 15, 2021, EPA proposed to approve New Mexico’s SIP to meet the emissions inventory and statement requirements of the CAA for the Sunland Park Ozone Non-Attainment Area.

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

In 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit. The permit did not contain conditions related to the cooling water intake structure rule, as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. Several environmental groups filed a petition for review with EPA’s Environmental Appeals Board (“EAB”) concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised ELG, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the EAB. EAB thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit in 2019. The permit was once again appealed to the EAB and was stayed before the effective date. Oral argument was heard on September 3, 2020. The EAB issued an order denying the petition for review on September 30, 2020. The denial was based on the EAB’s determination that the petitioners had failed to demonstrate that review of the permit was warranted on any of the grounds presented in the petition. Thereafter, the Regional Administrator of the EPA signed a notice of final permit decision, and the NPDES permit was issued on November 9, 2020. The permit became effective December 1, 2020 and will expire on November 30, 2025. On January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit. The September 2019 permit remains in effect pending this appeal. On March 21, 2022, EPA provided notice in the Federal Register of a proposed settlement agreement with the environmental groups. The parties subsequently executed the settlement agreement as of May 2, 2022. Under the settlement, the associated case was administratively closed through September 6, 2023, during which time a third-party consultant spent 12 months sampling discharges from Four Corners and EPA spent three months completing an analysis. PNM cannot predict whether the analysis under the settlement agreement will result in changes to the NPDES permit but does not anticipate that it will have a material impact on PNM’s financial position, results of operations, or cash flows.

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

PNM submitted work plans to NMED in January 2021 for review and approval. In December 2021, NMED approved both work plans and work activities were completed by the end of 2022 and a report was submitted to the NMED in the first quarter of 2023.

Groundwater sampling for the abatement plan’s first semiannual work commenced at the beginning of March 2023 and was completed in April 2023. The associated report was completed and submitted to the NMED in July 2023. In addition, the work plan for the 2023 CAF work was completed and submitted to the NMED in July 2023. NMED is expected to approve the work plan in October 2023.

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

Since promulgating its Phase Two proposal, EPA has finalized two other rules addressing various CCR rule provisions. In 2019, EPA promulgated its proposed Holistic Approach to Closure Part A (“Part A”), which proposed a new deadline of August 31, 2020, for companies to initiate closure of unlined CCR impoundments. In accordance with the DC Circuit Court of Appeals’ vacatur of portions of the CCR Rule, Part A also proposed changing the classification of compacted soil-lined or clay-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
lined surface impoundments from “lined” to “unlined”. In addition, Part A delineated a process for owners/operators to submit requests for alternative closure deadlines based on lack of alternate disposal capacity. EPA issued the final Part A, which became effective on September 28, 2020. This rule finalized the classification of soil-lined and clay-lined surface impoundments as unlined, thus, triggering closure or retrofit requirements for those impoundments. The final Part A also gave operators of unlined impoundments until April 11, 2021 to cease receipt of waste at these units and initiate closure.

In 2020, EPA issued the proposed Holistic Approach to Closure Part B (“Part B”), which delineated the process for owners/operators to submit alternate liner demonstrations for clay-lined surface impoundments that could otherwise meet applicable requirements. Part B also proposed regulations addressing beneficial use for closure of surface impoundments. EPA issued the final Part B rule, which became effective on December 14, 2020. This rule did not include beneficial use of CCR for closure, which EPA explains will be addressed in subsequent rulemaking actions. On May 18, 2023, EPA published a proposed rule on the regulatory requirements for inactive surface impoundments at inactive facilities including groundwater monitoring, corrective action, closure, and post-closure care requirements for all CCR management units (regardless of how or when that CCR was placed), and several technical corrections to the existing regulations. Comments on the proposed rule were due July 17, 2023. A final rule is expected April 2024. EPA intends to issue other rulemakings and finalizing parts of previously proposed rules, including a final rule in October 2024 on remaining Part B issues regarding closure options and annual reporting.

In 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. Per the Spring 2023 Regulatory Agenda EPA will issue a final rule in October 2023. EPA is coordinating with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of EPA’s rulemaking activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

Other Commitments and Contingencies
Coal Supply

SJGS

The Coal requirements for SJGS were supplied by WSJ LLC. Pricing under the SJGS CSA was primarily fixed, with adjustments to reflect changes in general inflation. Substantially all of SJGS’s coal costs were passed through the FPPAC. See additional discussion of PNM’s SJGS Abandonment Application Note 12. See additional discussion of the SJGS CSA in Note 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

Four Corners

APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under the Four Corners CSA that expires in 2031. The coal comes from reserves located within the Navajo Nation. The contract provides for pricing adjustments over its term based on economic indices. PNM’s share of the coal costs is being recovered through the FPPAC. In connection with the potential early exit of Four Corners, PNM would make payments to NTEC for

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
relief from its obligations under the coal supply agreements for Four Corners, which PNM has not proposed to recover from ratepayers. See Note 12 for additional information on PNM’s Four Corners Abandonment Application. See additional discussion of the Four Corners CSA in Note 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

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

A coal mine reclamation study for the mine that serves Four Corners was issued in 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. As discussed in Note 12, PNM remains responsible for its share of costs associated with mine reclamation under the Four Corners Purchase and Sale Agreement with NTEC. Under the agreement NTEC and PNM would complete a reclamation study providing the final mine reclamation cost estimate on the date of ownership transfer. PNM would make its final reclamation payment to NTEC based on the reclamation study and would have no further obligations regarding the mine reclamation. In 2020, PNM remeasured its Four Corners reclamation liability, determining that events and circumstances regarding Four Corners, including the Four Corners Purchase and Sale Agreement with NTEC and the Four Corners Abandonment Application indicated that it is more likely than not that PNM’s share of Four Corners coal mine reclamation obligation will be settled in 2024, rather than 2031. The Company is evaluating the facts and circumstances surrounding the potential early exit of Four Corners and will determine next steps.

Based on the most recent estimates, PNM’s remaining payments as of September 30, 2023 for mine reclamation, in future dollars, are estimated to be $56.8 million for the surface mines at both SJGS and Four Corners and $33.3 million for the underground mine at SJGS. At September 30, 2023 and December 31, 2022, liabilities, in current dollars, of $52.9 million and $62.6 million for surface mine reclamation and $28.9 million and $28.2 million for underground mine reclamation were recorded in other deferred credits.

The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. PNM funded $10.0 million in 2022 and, based on PNM’s reclamation trust fund balance at September 30, 2023, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be zero in each of the years from 2023 through 2025.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $2.4 million in 2022 and $0.2 million in 2023. As discussed above, under the terms of the Four Corners Purchase and Sale Agreement with NTEC, PNM would make additional reclamation payments in 2024 based on the facts and circumstances surrounding the potential early exit of Four Corners.

PNM recovers from retail customers reclamation costs associated with the underground mine. However, the NMPRC capped the amount collected from retail customers for final reclamation of the surface mines at $100.0 million for both SJGS and Four Corners. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. The impacts of changes in New Mexico state law as a result of the enactment of the ETA and regulatory determinations made by the NMPRC may also affect PNM’s financial position, results of operations, and cash flows. See additional discussion regarding PNM’s SJGS and Four Corners Abandonment Applications in Note 12. PNM is currently unable to determine the outcome of these matters or the range of possible impacts.

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

PNM records its share of the SJGS decommissioning obligation as an ARO on its Condensed Consolidated Balance Sheets. Studies on the decommissioning costs of SJGS are performed periodically and revisions to the ARO liability are recorded. In the third quarter of 2022, a new decommissioning cost study was completed, which required PNM to remeasure its SJGS decommissioning ARO. The new study resulted in an estimated decrease to PNM’s share of the decommissioning obligation of $21.1 million, which was recorded in September 2022. Additional information concerning the Company’s SJGS decommissioning ARO is contained in Note 15 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

PVNGS Liability and Insurance Matters

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. The insurance limit is subject to an adjustment every five years based upon the aggregate percentage change in the Consumer Price Index. The most recent adjustment took effect on October 5, 2023. As of that date, in accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $16.5 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers. The remaining $16.1 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM’s current interest in each of the three PVNGS units, PNM’s maximum potential retrospective premium assessment per incident for all three units is $37.7 million, with a maximum annual payment limitation of $5.6 million, to be adjusted periodically for inflation.

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

The NMPRC has suspended PNM’s advice notice in the case for the statutory suspension period, until January 4, 2024 and the hearing examiners set a procedural schedule with a hearing held from September 5, 2023 through September 22, 2023.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Briefings were filed October 18, 2023 and response briefs are due October 31, 2023. PNM is unable to predict the outcome of this matter.

On January 3, 2023, a joint motion and brief for accounting order was filed with the NMPRC. NM AREA, NMPRC Staff, WRA, Bernalillo County, NEE, and CCAE (the “Joint Movants”) jointly filed the motion which asked that the NMPRC issue an accounting order for the purpose of requiring PNM to create a regulatory liability to track the costs associated with the retirement of SJGS which are currently embedded in base rates. The Joint Movants requested that the NMPRC order PNM to track all costs associated with the running and management of SJGS totaling $98.3 million annually and requested that the accounting order require PNM to create a regulatory liability to track the SJGS costs from the time Unit 1 and Unit 4 were abandoned, July 1, 2022, and October 1, 2022, respectively, until the date new rates are put into effect, and for any other relief the NMPRC deems is just and reasonable. On February 3, 2023, the hearing examiners issued an order requiring PNM to create a pure accounting order regulatory liability that tracks cost of SJGS which are currently embedded in base rates. On February 6, 2023, PNM filed a motion to permit interlocutory appeal of the hearing examiners order requiring PNM to create a pure accounting order regulatory liability. On February 10, 2023, the hearing examiners issued an order denying PNM’s interlocutory appeal and clarified that the accounting order only required PNM to track the costs of SJGS. On February 14, 2023, NM AREA, NMPRC Staff, WRA, ABCWUA, and CCAE filed a joint motion for clarification of the hearing examiners accounting order. On September 21, 2023, the NMPRC approved a unanimous settlement agreement reached by PNM and other parties resolving steps involved in the retirement of SJGS under the ETA. Under the terms of the settlement, the parties agree to remove SJGS ratemaking and prudence issues from the 2024 Rate Change. For further discussion on the retirement of SJGS and the NMPRC approved unanimous settlement including the associated accounting impacts see SJGS Abandonment Application discussion below.

Renewable Energy Portfolio Standard

As discussed in Note 11, the ETA amends the REA including removal of diversity requirements and certain customer caps and exemptions relating to the application of the RPS under the REA. The REA provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures that utilities recover costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a Reasonable Cost Threshold (“RCT”) for the procurement of renewable resources to prevent excessive costs being added to rates. The ETA sets a RCT of $60 per MWh, adjusted for inflation, using an average annual levelized resource cost basis. PNM makes renewable procurements consistent with the NMPRC approved plans and recovers certain renewable procurement costs from customers through the renewable energy rider billed on a KWh basis.

Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 11 MW
•Solar distributed generation, aggregating 273.9 MW at September 30, 2023, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2023 renewable energy procurement plan, which became effective on January 1, 2023, PNM proposed to collect $61.0 million for the year. PNM recorded revenues from the rider of $13.0 million and $47.0 million in the three and nine months ended September 30, 2023 and $12.7 million and $44.5 million in the three and nine months ended September 30, 2022. On June 1, 2023, PNM filed its renewable energy procurement plan for 2024 which proposes to collect $59.0 million for the year. PNM is not proposing any new resource procurements, and the plan states that existing projects are anticipated to exceed the applicable RPS standards of 2024. On June 30, 2023, the hearing examiners issued a procedural order in this proceeding with a hearing held on September 1, 2023. On October 19, 2023, the hearing examiners issued a recommended decision recommending approval of all PNM’s requests.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Efficiency and Load Management

Program Costs and Incentives/Disincentives

The New Mexico Efficient Use of Energy Act (“EUEA”) requires public utilities to achieve specified levels of energy savings and to obtain NMPRC approval to implement energy efficiency and load management programs. The EUEA requires the NMPRC to remove utility disincentives to implementing energy efficiency and load management programs and to provide incentives for such programs. The NMPRC has adopted a rule to implement this act. PNM’s costs to implement approved programs and incentives are recovered through a rate rider. During the 2019 New Mexico legislative session, the EUEA was amended to, among other things, include a decoupling mechanism for disincentives, preclude a reduction to a utility’s ROE based on approval of disincentive or incentive mechanisms, establish energy savings targets for the period 2021 through 2025, and require that annual program funding be 3% to 5% of an electric utility’s annual customer bills excluding gross receipt taxes, franchise and right-of-way access fees, provided that a customer’s annual cost does not exceed seventy-five thousand dollars.

On April 15, 2020, PNM filed an application for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The proposed program portfolio consists of twelve programs with a total annual budget of $31.4 million in 2021, $31.0 million in 2022, and $29.6 million in 2023. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget if PNM were to achieve energy savings of at least 80 GWh in a year. The proposed incentive would increase if PNM is able to achieve savings greater than 94 GWh in a year. On October 28, 2020, the NMPRC issued an order approving PNM’s proposed efficiency and load management program.

On April 17, 2023, PNM filed an application for energy efficiency and load management programs to be offered in 2024, 2025, and 2026 (the “2024 Plan”). The 2024 Plan proposes to continue ten existing energy efficiency programs with modification and a total annual budget of $34.5 million in 2024, $35.4 million in 2025, and $36.5 million in 2026. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget and a sliding scale that provides additional incentive for additional energy saved as a percentage of program cost, up to the maximum allowed by the energy efficiency rule which for PNM is 8.82%. On April 26, 2023, the NMPRC appointed a hearing examiner. On May 19, 2023, the hearing examiner issued an order setting out a procedural schedule with a hearing held on October 18, 2023. PNM is unable to predict the outcome of this matter.

2020 Decoupling Petition

As discussed above, the legislature amended the EUEA to, among other things, include a decoupling mechanism for disincentives. On May 28, 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. On July 13, 2020, NEE, ABCWUA, the City of Albuquerque, and Bernalillo County filed motions to dismiss the petition on the grounds that approving PNM’s proposed rate adjustment mechanism outside of a general rate case would result in retroactive ratemaking and piecemeal ratemaking. The motions to dismiss also alleged that PNM’s proposed rate adjustment mechanism is inconsistent with the EUEA. On October 2, 2020, PNM requested an order to vacate the public hearing, scheduled to begin October 13, 2020, and staying the proceeding until the NMPRC decides whether to entertain a petition to issue a declaratory order resolving the issues raised in the motions to dismiss. On October 7, 2020, the hearing examiner approved PNM’s request to stay the proceeding and vacate the public hearing and required PNM to file a petition for declaratory order by October 30, 2020. On October 30, 2020, PNM filed a petition for declaratory order asking the NMPRC to issue an order finding that full revenue decoupling is authorized by the EUEA. On November 4, 2020, ABCWUA and Bernalillo County jointly filed a competing petition asking the NMPRC to issue a declaratory order on the EUEA’s requirements related to disincentives. On March 17, 2021, the NMPRC issued an order granting the petitions for declaratory order, commencing a declaratory order proceeding to address the petitions and appointing a hearing examiner to preside over the declaratory order proceeding.

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

FPPAC Continuation Application

NMPRC rules require public utilities to file an application to continue using their FPPAC every four years. On June 17, 2022, PNM filed the required continuation application and requested that its FPPAC be continued without modification. On January 27, 2023, the hearing examiner issued a recommended decision recommending that the FPPAC Continuation Application be consolidated into the 2024 Rate Change and on March 1, 2023, the NMPRC issued an order adopting the hearing examiner’s recommended decision. The FPPAC Continuation Application is now consolidated into the 2024 Rate Change and the procedural schedule for this matter was vacated.

Integrated Resource Plans

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. On September 14, 2022, the NMPRC adopted revisions to the IRP Rule. The new rule revamps and modernizes the planning process to accommodate increased stakeholder involvement. The IRP Rule establishes a collaborative facilitated process for a utility and stakeholders to agree on a statement of need for potential new or additional resources, as well as an action plan to guide procurement or development of resources to meet the stated need. A most-cost-effective portfolio of resources shall be derived from the statement of need analysis. The statement of need and action plan must be accepted before the utility begins the resource solicitation process pursuant to the IRP Rule. Following acceptance of the statement of need and action plan, a utility will provide the NMPRC and intervenors drafts of the request for proposals (“RFP”) and a timeline for issuing, receiving, evaluating, and ranking bids. The NMPRC will then appoint an Independent Monitor (“IM”) to oversee the RFP process, which allows for parties and the IM to comment on the RFP consistency with the IRP, after which the utility issues the RFP. Within 75 days of receiving bids the utility shall provide the IM with results including pricing and non-price evaluation criteria, ranking of bids, chosen portfolio and alternatives that also meet the needs; the IM then rules on the fairness of the RFP execution. Acceptance of the statement of need and action plan will not constitute a finding of prudency or pre-approval of costs associated with the additional resources. Following the RFP and IM processes, the utility may apply approvals, and any costs incurred to implement the action plan will be considered in a general rate case and/or resource acquisition proceeding. On October 14, 2022, PNM and other investor-owned utilities filed motions for rehearing with the NMPRC. On October 26, 2022, the NMPRC issued an order partially granting and partially denying certain aspects of PNM’s and the other investor-owned utilities’ motions for rehearing. On November 2, 2022, the NMPRC adopted an amended IRP Rule. On December 2, 2022, PNM filed an appeal with the NM Supreme Court. Two other investor-owned utilities also separately filed appeals at the NM Supreme Court. On January 3, 2023, PNM and the two other investor-owned utilities filed statements of issues with the NM Supreme Court. Among other things, the investor-owned utilities question whether the IRP Rule exceeds the NMPRC authority by imposing unauthorized requirements on utilities and extending NMPRC jurisdictional through over-broad interpretation of the statutes and state that the IRP Rule is contrary to law in its provisions for NMPRC regulation of a utility’s resource procurement decision-making. On June 5, 2023, PNM and the other two investor-owned utilities filed their Joint Brief in Chief and request for oral arguments at the NM Supreme Court. PNM cannot predict the outcome of this matter.

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

In 2020, the NMPRC approved PNM’s proposed abandonment of SJGS, subject to approval of replacement resources, and approved PNM’s proposed financing order to issue Securitized Bonds up to $361 million and establish a rate rider to collect non-bypassable customer charges for repayment of the bonds, subject to bi-annual adjustments (the “Energy Transition Charge”).  The NMPRC authorized an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. The NMPRC also granted PNM authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, economic development, and workforce training. In addition, the NMPRC authorized PNM to record regulatory assets for certain other abandonment costs that are not specifically addressed under the provisions of the ETA to preserve its ability to recover the costs in a future general rate case, but the authority only extends to the deferral of the costs and is not approval of any ratemaking treatment. Later that year, the NMPRC issued an order approving replacement resource selection criteria identified in the ETA.

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

On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order that would require PNM to:

•Revise its rates to remove all of the costs of SJGS Unit 1 by issuing rate credits of $21.1 million on an annual basis, to customers by July 1, 2022
•Revise its rates again, to remove all costs of SJGS Unit 1, Unit 4, and common facilities by increasing the rate credits to $98.3 million on an annual basis, by October 1, 2022
•Transfer payments due and owing to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund within 30 days of the abandonment of SJGS Unit 1
•Include (in its next rate case application) an explanation and defense of the prudence in the timing of the issuance of Securitized Bonds beyond the abandonment dates and what actions were taken to protect customers from interest rate increases occurring as well as the continued marketability of the Securitized Bonds issued

On June 29, 2022, the NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. The additions to the final order include requirements for PNM file a report, no later than October 15, 2022, that contains a record of all its costs incurred in the show cause proceeding so that the prudence of those costs will be known and be subject to review in PNM’s future rate case and that the prudency review shall include a compliance filing to enable a review of the prudence of PNM’s decision to delay bond issuance beyond the dates of the SJGS abandonment. On June 29, 2022, PNM filed an Emergency Motion and Supporting Brief for Stay with the NMPRC, which was denied. On June 30, 2022, PNM filed a Notice of Appeal and an Emergency Motion for Partial Interim Stay of the NMPRC’s Final Order with the NM Supreme Court. Subsequently, on July 25, 2022, PNM filed another emergency motion seeking an immediate and ongoing stay from the NM Supreme Court for the pendency of the appeal. In the interim, PNM began issuing rate credits effective July 31, 2022, and PNM made payments totaling $19.8 million to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund. On September 2, 2022, the NM Supreme Court issued an order granting PNM’s July 25, 2022 motion for partial stay and as a result PNM suspended issuing rate credits. On October 14, 2022,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM made its required compliance filing under the NMPRC’s June 29, 2022 final order. On November 1, 2022, the NM Supreme Court issued an order continuing the partial stay of the rate credits during the pendency of the appeal. On November 15, 2022, PNM filed a supplemental compliance filing to its October 14, 2022 compliance filing. On May 22, 2023, PNM filed its Brief in Chief with the NM Supreme Court requesting the final order be vacated, and remanded back to the NMPRC, to properly apply the ETA and financing order to issue Securitized Bonds.

On August 18, 2023, PNM, along with the intervening parties in the pending appeal of the matter addressing customer bill credits and resolution of the remaining steps involved in the SJGS retirement under the ETA, filed an Unopposed Joint Motion for Abeyance and Remand to Implement Settlement and Request for Expedited Order at the NM Supreme Court. In the motion, the parties asked the NM Supreme Court to hold the appeal in abeyance and remand the matter to the NMPRC to allow the NMPRC to consider and take formal action on a unanimous proposed settlement on remand. Under the terms of the unanimous settlement, PNM would provide $115.0 million in rate credits to customers over a one-year period, resolving all disputes raised in the matter addressing customer bill credits involved in the SJGS retirement before the NMPRC, including removal of SJGS ratemaking and prudence issues in the 2024 Rate Change. Regarding the 2024 Rate Change, PNM agreed to withdraw its request for regulatory assets associated with prefunding of ETA state administered funds and legal costs associated with this matter. In addition, customers will be protected from rising interest rates if the weighted-average rate on the Securitized Bonds exceeds 5.5%. On September 14, 2023, the NM Supreme Court issued an order granting the unopposed motion and remanded the matter to the NMPRC. On September 21, 2023, the NMPRC approved the unanimous settlement agreement. PNM began issuing rate credits on customer bills on October 21, 2023.

As a result of the NMPRC’s September 21, 2023 order approving the unanimous settlement, PNM recorded a $115.0 million reduction to electric operating revenues on PNMR’s and PNM’s Statement of Earnings, for amounts previously recorded under PNM’s current retail rates and a corresponding current regulatory liability on PNMR’s and PNM’s Balance Sheets at September 30, 2023. In addition, PNM recorded a regulatory disallowance of $2.3 million on PNMR’s and PNM’s Statement of Earnings and a corresponding decrease to deferred regulatory assets on PNMR’s and PNM’s Balance Sheets at September 30, 2023 to reflect PNM’s agreement to withdraw its request for regulatory assets associated with prefunding of ETA state administered funds and legal costs associated with this matter.

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

On March 15, 2021, PNM filed an amended application and supplemental testimony for the approval of the abandonment and transfer of Four Corners and issuance of a financing order pursuant to the ETA and a motion to withdraw the January 8, 2021 Four Corners Application. The amended application and supplemental testimony provided additional information to support PNM’s request to abandon its interest in Four Corners and transfer that interest to NTEC, and also provided additional detail explaining how the proposed sale and abandonment provides a net public benefit.

On November 12, 2021, the hearing examiner issued a recommended decision recommending approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 15,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2021, the NMPRC issued a final order rejecting the hearing examiner’s recommended decision and denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. In its order, the NMPRC concluded that PNM needed to conduct a review of the actual replacement resource portfolio and determined that the record was insufficient to determine the prudence of PNM’s investments in Four Corners. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application. On January 21, 2022, PNM filed its Statement of Issues outlining the arguments for appeal asserting, among other things, that the NMPRC misinterpreted and improperly applied the ETA in concluding that the NMPRC needed to review the actual replacement resource portfolio before authorizing abandonment and that the NMPRC improperly deferred the issue of prudence with respect to certain of PNM’s investments in Four Corners, where other parties were given the opportunity to present evidence and failed to demonstrate PNM was imprudent in its decisions. On March 28, 2023, the NM Supreme Court heard oral arguments on the appeal. On July 6, 2023, the NM Supreme Court issued a decision concluding that the NMPRC reasonably and lawfully denied PNM’s application for abandonment, determining that PNM did not meet its burden in challenging the NMPRC’s final order. The Company is evaluating the facts and circumstances surrounding the potential early exit of Four Corners and will determine next steps.

GAAP requires a loss be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2023, PNM evaluated the NMPRC order in the Four Corners Abandonment Application and the NM Supreme Court’s decision and determined it was reasonably possible that PNM would be successful in recovery of its undepreciated investment in future rate proceedings. In the nine months ended September 30, 2023, PNM recorded a regulatory disallowance of $3.7 million for costs associated with obtaining an abandonment order, which are no longer expected to be recovered as a result of the NM Supreme Court’s decision to uphold the NMPRC’s decision to deny PNM’s Four Corners Abandonment Application.

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

On April 21, 2021, the NMPRC issued an order assigning a hearing examiner and stated that issues reserved to a separate proceeding in the NM 2015 Rate Case regarding the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2 shall be addressed in this case and PNM shall file testimony addressing the issue. On June 28, 2021, NEE and CCAE jointly filed a motion to dismiss a portion of the application claiming that since PNM’s request to abandon the Leased Interest was filed after PNM had already provided irrevocable notice it would not acquire the Leased Interest, abandonment is no longer required. On July 28, 2021, the hearing examiner issued a recommended decision on NEE’s and CCAE’s joint motion to dismiss, recommending dismissal of PNM’s requests for approval to abandon and decertify the Leased Interest; dismissal of PNM’s request for approval to sell and transfer the related assets; and dismissal of PNM’s request to create regulatory assets for the associated remaining undepreciated investments, but did not preclude PNM seeking recovery of the costs in a general rate case in which the test year period includes the time period in which PNM incurs such costs. The hearing examiner’s recommended decision further provided that PNM’s request for replacement resources and the decision to permanently disallow recovery of certain future decommissioning costs related to PVNGS Units 1 and 2 should remain within the scope of this case.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On August 25, 2021, the NMPRC issued an order granting portions of the July 28, 2021 recommended decision that were not contested related to dismissal of PNM’s request for approval to abandon and decertify the Leased Interest and dismissal of PNM’s request for approval to sell and transfer the related assets. In addition, the order bifurcated the issue of approval for replacement resources into a separate docket.

The hearing on replacement resources was held on November 12 and 15, 2021 and December 3, 2021. On February 16, 2022, the NMPRC adopted an order approving the replacement resources. In the second quarter of 2022, PNM made compliance filings notifying the NMPRC that none of the developers had moved forward under the terms of the agreements approved by the NMPRC on February 16, 2022, and none of the replacement resource projects would be operational in 2023. PNM ultimately entered into amendments with one developer for 300 MW solar PPA combined with a 300 MW battery storage agreement, which no party opposed and was deemed approved in September 2022. PNM anticipates these facilities will be in service in 2024.

On November 1, 2022, ABCWUA, Bernalillo County, CCAE, NEE, NM AREA, the NMAG, WRA, and NMPRC Staff filed a joint motion for an accounting order to require PNM to track in a regulatory liability, all costs associated with the PVNGS Leased Interests that will be abandoned in January 2023 and January 2024 that are still being collected in rates, which PNM opposed. On November 18, 2022, the NMPRC issued its order on joint motion for an accounting order requiring PNM to establish a regulatory liability to track and account for, upon termination of the PVNGS leases, all costs currently borne by ratepayers associated with those leases during pendency of the 2024 Rate Change, subject to a determination of ratemaking treatment. In addition, PNM may establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases, and to record cost differences in the proceeds from SRP for the sale of the PVNGS Leased Assets and the actual book value. Recovery of these items will be determined in the 2024 Rate Change. In the 2024 Rate Change, PNM must also address unresolved issues including whether PNM’s decision to renew the five leases and repurchase 64.1 MW of PVNGS Unit 2 capacity exposed ratepayers to additional financial liability beyond that to which they would otherwise have been exposed, and whether PNM should be denied recovery of future decommissioning expenses as a remedy for imprudence. See 2024 Rate Change discussion above.

PNM evaluated the consequences of the NMPRC’s November 18, 2022 accounting order, as required under GAAP, and whether it should establish a regulatory liability in 2023 to account for revenue collected from ratepayers during the pendency of the 2024 Rate Change. In addition, PNM evaluated whether it should establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases in January 2023 and 2024. Based on these evaluations PNM concluded that the accounting order was not tied to a specific rate order and does not change PNM’s resources or obligations and those decisions will be determined in the 2024 Rate Change. Therefore, no loss or regulatory liability has been recorded as of September 30, 2023. The amount of any such loss to be recorded would depend on the ultimate outcome of the 2024 Rate Change, however based on amounts currently included in base rates, PNM estimates the potential loss as of September 30, 2023 to be $28.8 million. PNM does not consider a disallowance of all or part of the cost of the undepreciated leasehold improvements to be probable and reasonably estimatable at this time, and in 2023 reclassified $88.2 million of undepreciated leasehold improvements, previously reflected in Net utility plant, to a deferred regulatory asset on PNMR’s and PNM’s Condensed Consolidated Balance Sheet at September 30, 2023.

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

2026 Resource Application

On October 25, 2023, PNM filed an application with the NMPRC seeking approval of resources to be available for the 2026 summer peak. The application includes approval of a 100 MW solar PPA and three battery storage agreements of 100 MW, 100 MW, and 50 MW. In addition, PNM is seeking approval of a CCN for a 60 MW battery storage system to be owned by PNM. The resources are necessary for PNM to safely and reliably meet its projected system load.

Grid Modernization Application

On October 3, 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM’s application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. PNM’s application requested NMPRC approval by July 1, 2023 for PNM’s grid modernization plan in addition to approval of PNM’s proposed Grid Modernization Rider by September 1, 2023. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Application. PNM also requested authorization to create related regulatory assets and liabilities, permitting PNM to record costs incurred for the development and implementation of PNM’s plan between the requested approval of the application on July 1, 2023, and the implementation of the Grid Modernization Rider by September 1, 2023; undepreciated investments associated with legacy meters being replaced with AMI meters; and over- or under-collection of costs through the Grid Modernization Rider. In addition, PNM requested approval of the proposed format of an Opt-Out Consent Form and methodology to determine PNM’s proposed cost-based opt-out fees, which includes a one-time fee and a monthly fee. A hearing was held on March 20, 2023 through March 24, 2023. Post-hearing briefs were filed April 20, 2023, and response briefs were filed May 10, 2023. On May 31, 2023, the NMPRC issued an order requiring the hearing examiner to direct PNM to file a cost benefit analysis as a supplement to the application. On June 23, 2023, PNM filed its response to the order from the NMPRC, stating it could file the required cost benefit analysis by November 3, 2023. PNM is unable to predict the outcome of this matter.

COVID-19 Regulatory Matters

In 2020, the NMPRC issued an order authorizing all public utilities regulated by the NMPRC to create a regulatory asset to defer incremental costs related to COVID-19, including increases to bad debt expense incurred during the period beginning March 11, 2020 through the termination of the Governor of New Mexico’s emergency executive order. The NMPRC order requires public utilities creating regulatory assets to pursue all federal, state, or other subsidies available, to record a regulatory liability for all offsetting cost savings resulting from the COVID-19 pandemic, and allows PNM to request recovery in future ratemaking proceedings. As a result, PNM has deferred costs related to COVID-19 of $5.7 million in regulatory assets on the Condensed Consolidated Balance Sheet at both September 30, 2023 and December 31, 2022. Although PNM is seeking recovery for the increase in bad debt expense resulting from COVID-19 through a regulatory asset in the 2024 Rate Change, it no longer intends to seek recovery of other incremental costs related to the pandemic. In addition, PNM has cost savings related to COVID-19 of $0.9 million in regulatory liabilities on the Condensed Consolidated Balance Sheets at both September 30, 2023 and December 31, 2022.

The Community Solar Act

In June 2021, the Community Solar Act established a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar (applicable until November 2024) facilities and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021 to adopt rules to establish a community solar program no later than April 1, 2022. On June 15, 2021, the NMPRC issued an order which required utilities provide a notice to all future applicants and to any likely applicants that, until the effective date of the NMPRC’s rules in this area the NMPRC’s existing interconnection rules and manual remain in place until amended or replaced by the NMPRC, and further, that a place in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
a utility’s applicant queue for interconnection does not and will not provide any advantage for selection as a community solar project. PNM provided the required notices. On October 27, 2021, the NMPRC adopted an order issuing a Notice of Proposed Rulemaking (“NOPR”) starting the formal process for adoption of rules pursuant to the Community Solar Act. On March 30, 2022, the NMPRC issued an order that adopted a rule on the administration of the Community Solar Act program. The rule required utilities to file proposed community solar tariffs with the NMPRC within 60 days from the publication of the rule. A number of motions for rehearing and requests for clarification were filed between April 7 and May 2, 2022. On May 18, 2022, the NMPRC issued an order partially granting motions for rehearing, reconsideration and clarification and staying implementation pending further rulemaking. On June 16, 2022, PNM requested clarification related to the existing interconnection queue, which would not delay implementation of the Community Solar Act program. On July 12, 2022, the NMPRC provided notice of publication of its final rule in the New Mexico Register, starting the 60-day clock for utilities to file their proposed community solar tariffs, forms, and other relevant agreements. On September 14, 2022, PNM filed Community Solar tariffs. On October 12, 2022, the NMPRC issued an order to suspend PNM’s and two other investor-owned utilities tariffs and required the utilities to file information NMPRC Staff has identified as necessary for a complete evaluation of the tariffs but did not appoint a hearing examiner or schedule a public hearing. Another investor-owned utility has filed an appeal with the NM Supreme Court seeking review of the NMPRC’s decisions, to which PNM has intervened.

On November 16, 2022, PNM filed its Community Solar tariff which establishes the Community Solar bill credit to be applied to an eligible retail customer of PNM who is a subscriber to a community solar facility. On December 23, 2022, PNM filed an updated Community Solar tariff under protest and filed a motion for clarification, suspension, and timely hearing on PNM’s Community Solar tariff. On January 18, 2023, the NMPRC suspended PNM’s Community Solar tariff. On March 1, 2023, the NMPRC issued an Order Opening a New Docket for Two-Phase Proceedings. The first phase addressed issues concerning the proposed subscriber organization agreements and the proposed customer data forms. The second phase will address all issues concerning proposed tariffs, agreements and forms that are not addressed in the first phase. On May 31, 2023, the utilities filed a Consolidated Reply Brief to the NMPRC and the Joint Intervenors-Appellee filed Answer Briefs in the NM Supreme Court proceeding. On September 21, 2023, the NMPRC issued an order approving an uncontested stipulation on the first phase. The order directs PNM to file an advice notice conforming to the stipulation with an effective date of October 30, 2023. If NMPRC Staff recommends that the advice notice be allowed to go into effect, then no further order of the NMPRC will be needed and the first phase shall be complete at such time as the advice notice becomes effective. A hearing is scheduled for the second phase to begin on January 17, 2024. PNM cannot predict the outcome of the pending matters.
Battery Energy Storage System Certificate of Public Convenience and Necessity (“CCN”)
On May 3, 2023, PNM filed a CCN application with the NMPRC for two battery energy storage systems, 6 MW each, located on PNM’s distribution system in Valencia and Bernalillo counties. PNM intends to construct, own, and operate these systems that will be interconnected to the distribution system on feeders that currently exceed their existing hosting capacity limits due to the high amount of solar production connected to them. The deployment of battery energy storage systems on these feeders at capacity will bring the power flow on the feeders back within design limits, potentially allowing a number of solar interconnection applications currently on hold to interconnect, which will in turn reduce carbon emissions and the need to curtail solar production in times of oversupply. PNM is requesting approval of the CCN application, with an estimated total cost of $25.8 million, by December 31, 2023 to support the proposed construction schedule and have the battery energy storage systems begin serving customers in June 2024. On May 30, 2023, the hearing examiner issued an order setting out a procedural schedule with a hearing held on October 12, 2023. PNM is unable to predict the outcome of this matter.
Meta Platforms Inc. Data Center
PNM has a special service contract to provide service to Meta, Inc. for a data center in PNM’s service area. Meta’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. The cost of renewable energy procured is passed through to Meta under a rate rider. A special service rate is applied to Meta’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources. As of September 30, 2023, PNM is procuring energy from 180 MW of solar-PV capacity from NMRD, a 50% equity method investee of PNMR Development. See additional discussion of NMRD in Note 16.

On July 24, 2023, PNM filed an application with the NMPRC for approval to service the data center for an additional 140 MW of solar PPA combined with 50 MW of battery storage expected to be operational in 2025. On August 4, 2023, the hearing examiner issued an order setting out a procedural schedule with a hearing to begin November 7, 2023. PNM is unable to predict the outcome of this matter.

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
FERC Order 864

In November 2019, FERC issued Order No. 864, which required public utility transmission providers with transmission formula rates to revise those rates to account for changes resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). PNM had already made revisions to its formula rate to account for Tax Act changes, and, as a result of the Order, PNM proposed additional changes to its formula rate to implement the remaining requirements of the Order. In July 2022, FERC issued an order finding that PNM had predominantly complied with the requirements but set aside certain matters for settlement and hearing procedures. The parties have a settlement agreement in principle and expect to file a settlement letter for the Settlement Judge’s review by November 3, 2023. As a result of adjustments agreed to in settlement discussions, PNM recorded a decrease of $3.1 million to electric operating revenues on PNMR’s and PNM’s Statement of Earnings and a corresponding increase to other current liabilities on PNMR’s and PNM’s Balance Sheets at September 30, 2023. PNM is unable to determine the outcome of this matter.

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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 20, 2021	$41.2	$6.3
March 25, 2022	95.6	14.2
September 22, 2022	36.0	5.3
May 12, 2023	150.5	19.4
September 6, 2023	21.4	4.2

Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments to reflect changes in investments in distribution assets. Historically, distribution utilities have been restricted to a single, annual periodic rate adjustment through a distribution cost recovery filing (“DCRF”) submitted between April 1 and April 8 of each year as long as the electric utility was not earning more than its authorized rate of return using weather-normalized data. However, the recent passage of Senate Bill 1015 now permits DCRF proceedings to be filed twice per year with a 60-day administrative deadline that can be extended for 15 days on good cause. Additionally, a DCRF may be filed during a pending rate case proceeding as long as that DCRF request is not filed until the 185th day after the rate case proceeding was initiated. The following sets forth TNMP’s recent interim distribution rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 1, 2021	$104.5	$13.5
September 1, 2022	95.7	6.8
September 1, 2023	157.0	14.5

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP’s 2021 EECRF filing requested recovery of $7.2 million, including a performance bonus of $2.3 million, and became effective March 1, 2022. On May 27, 2022, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2023. The total amount requested was $7.4 million, which includes a performance bonus of $1.9 million based on TNMP’s energy efficiency achievements in the 2021 plan year. On August 24, 2022, a unanimous stipulation and settlement was filed with the PUCT to recover $7.3 million in 2023, including the performance bonus of $1.9 million. On October 6, 2022, the PUCT approved the unanimous stipulation. On May 26, 2023, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2024. On September 28, 2023, the PUCT approved a unanimous stipulation, authorizing recovery of $6.6 million, including a performance bonus of $1.2 million based on TNMP’s energy efficiency achievements in the 2022 plan year.

(13)     Lease Commitments

The Company leases office buildings, vehicles, battery storage facilities, and other equipment. In addition, PNM leases interests in PVNGS Unit 2 and certain rights-of-way agreements are classified as leases. All of the Company’s leases with terms in excess of one year are recorded on the balance sheet by recording a present value lease liability and a corresponding right-of-use asset. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs, which are comprised primarily of fleet and office equipment leases commencing after January 1, 2019, are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Condensed Consolidated Statements of Earnings. See additional discussion of the Company’s leasing activities in Note 8 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

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

On April 5, 2021, PNM and SRP entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to SRP certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2, which SRP has agreed to acquire from the lessors upon termination of the existing leases. The proposed transaction between PNM and SRP received all necessary approvals, including NRC approval for the transfer of the associated possessory licenses to SRP at the end of the term of each of the respective leases. In January 2023, the Unit 1 leases expired, and PNM closed on the associated sale to SRP, receiving payments of $33.7 million, of which $28.4 million was recorded as a reduction to Net utility plant on the Condensed Consolidated Balance Sheets and is presented as cash flows from investing activities on the Condensed Consolidated Statement of Cash Flows. In addition, $5.3 million was recorded as a reduction to Materials, supplies, and fuel stock on the Condensed Consolidated Balance Sheets and is presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows. See Note 12 for information on other PVNGS matters including the PVNGS Leased Interest Abandonment Application which included PNM’s request to create regulatory assets for the associated remaining undepreciated investments.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM is exposed to loss under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the lessors and take title to the leased interests. If such an event had occurred as of September 30, 2023, amounts due to the lessors under the circumstances described above would have been up to $13.5 million, payable on January 15, 2024 in addition to the scheduled lease payments due on that date.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of September 30, 2023 and December 31, 2022, the unamortized balance of these rights-of-ways was $56.7 million and $54.6 million. PNM recognized amortization expense associated with these agreements of $0.8 million and $2.6 million in the three and nine months ended September 30, 2023 and $0.9 million and $2.9 million in the three and nine months ended September 30, 2022.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At September 30, 2023, residual value guarantees on fleet vehicle and equipment leases are $0.9 million, $1.0 million, and $1.9 million for PNM, TNMP, and PNMR Consolidated.

Battery Storage Agreements

The Company has entered into various battery storage agreements and, in the third quarter of 2023, two battery storage facilities with an aggregate capacity of 170 MW began commercial operation. The agreements are for 20-year terms and have fixed payments over the life of the agreements. The Company has accounted for the agreements as operating leases and has recorded lease liabilities with corresponding right-of-use assets of $138.7 million. In addition, the Company has elected to separate lease components from non-lease components for battery storage agreements and accordingly, does not include non-lease components in the measurement of the lease liability or right-of-use asset.

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2023			December 31, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$183,889	$2,099	$185,989	$52,556	$3,426	$55,982
Current portion of operating lease liabilities	10,992	991	11,983	17,239	1,543	18,781
Long-term portion of operating lease liabilities	167,891	959	168,849	39,633	1,703	41,336

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2023			December 31, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$25,144	$22,931	$48,143	$19,324	$20,084	$39,738
Accumulated depreciation	(10,905)	(10,898)	(21,851)	(7,726)	(8,202)	(16,189)
Non-utility property, net	14,239	12,033	26,292	11,598	11,882	23,549

Other current liabilities	$4,339	$4,459	$8,813	$3,441	$3,867	$7,363
Other deferred credits	9,888	7,593	17,486	8,079	8,028	16,123

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of September 30, 2023 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	17.08	1.84	16.92
Financing leases	3.91	3.08	3.53

Weighted average discount rate:
Operating leases	5.61%	4.15%	5.60%
Financing leases	4.43%	4.24%	4.34%

Information for the components of lease expense is as follows:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$4,001	$345	$4,346	$10,377	$1,175	$11,552
Amounts capitalized	(71)	(302)	(373)	(334)	(1,031)	(1,365)
Total operating lease expense	3,930	43	3,973	10,043	144	10,187
Financing lease cost:
Amortization of right-of-use assets	1,193	1,183	2,389	3,325	3,345	6,718
Interest on lease liabilities	148	126	274	411	349	760
Amounts capitalized	(844)	(1,071)	(1,915)	(2,313)	(3,076)	(5,389)
Total financing lease expense	497	238	748	1,423	618	2,089

Variable lease expense	360	—	360	982	—	982
Short-term lease expense	174	7	190	438	22	490
Total lease expense for the period	$4,961	$288	$5,271	$12,886	$784	$13,748

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

Supplemental cash flow information related to the Company’s leases is as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,714	$113	$18,827	$25,503	$118	$25,670
Operating cash flows from financing leases	135	47	183	67	32	101
Finance cash flows from financing leases	1,221	565	1,836	810	371	1,249

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$138,878	$6	$138,884	$2,924	$—	$2,924
Financing leases	5,977	3,508	9,485	3,032	2,349	5,381

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future expected lease payments are shown below:

	As of September 30, 2023
	PNM			TNMP		PNMR Consolidated
		Operating					Operating
	Financing	Battery Storage	Other	Financing	Operating	Financing	Battery Storage	Other
	(In thousands)
Remainder of 2023	$1,344	$2,947	$145	$1,298	$264	$2,646	$2,947	$409
2024	4,510	11,786	8,154	4,564	945	9,088	11,786	9,099
2025	3,522	11,786	7,433	3,480	770	7,004	11,786	8,203
2026	3,010	11,786	7,024	2,299	76	5,309	11,786	7,100
2027	1,788	11,786	7,028	1,010	—	2,798	11,786	7,028
Later years	1,386	184,041	17,619	219	—	1,605	184,041	17,619
Total minimum lease payments	15,560	234,132	47,403	12,870	2,055	28,450	234,132	49,458
Less: Imputed interest	1,333	95,916	6,736	818	105	2,151	95,916	6,842
Lease liabilities	$14,227	$138,216	$40,667	$12,052	$1,950	$26,299	$138,216	$42,616

The above table includes $13.2 million, $12.7 million, and $25.9 million for PNM, TNMP, and PNMR at September 30, 2023 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At September 30, 2023, the Company has various lease arrangements that have been executed but have not yet commenced, which are primarily related to battery storage agreements. The Company currently expects lease commencement dates in 2024, with lease terms expiring in 2044, and will recognize lease assets and liabilities upon lease commencement. The expected total fixed consideration to be paid for these arrangements, which includes non-lease payments, is approximately $961.0 million over the 20-year terms of the agreements.

(14)   Income Taxes
The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items are excluded from the estimated annual rate calculation. Such items include the $115.0 million reduction to electric operating revenues for rate credits described in Note 12, regulatory disallowances, excess tax benefits or deficiencies related to stock awards, and Merger-related costs. At September 30, 2023, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2023 would be 16.05%, 18.90%, and 15.07%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

During the nine months ended September 30, 2023, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further reduced by excess tax benefits related to stock awards of $0.3 million for PNMR, of which $0.2 million was allocated to PNM and $0.1 million was allocated to TNMP.

Beginning February 2018, PNM’s NM 2016 Rate Case reflects the reduction in the federal corporate income tax rate resulting from enactment of legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), including amortization of excess deferred federal income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, and the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP will amortize federal excess deferred income taxes of $22.9 million, $14.3 million, and $8.6 million in 2023. See additional discussion of PNM’s NM 2016 Rate Case and TNMP’s 2018 Rate Case in Note 17 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K. See

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Services billings:
PNMR to PNM	$29,509	$26,281	$90,151	$82,352
PNMR to TNMP	10,976	9,554	34,703	30,110
PNM to TNMP	100	107	269	322
TNMP to PNMR	35	35	106	106
PNMR to NMRD	71	81	235	226
Renewable energy purchases:
PNM from NMRD	3,652	3,221	9,761	9,642
Interconnection and facility study billings:
PNM to NMRD	—	—	—	—
PNM to PNMR	—	—	—	—
NMRD to PNM	—	—	—	—
Interest billings:
PNMR to PNM	8	4	18	13
PNM to PNMR	153	73	426	143
PNMR to TNMP	117	50	128	166
Income tax sharing payments:
PNMR to PNM	—	—	—	—
TNMP to PNMR	—	—	—	—

(16)   Equity Method Investment

As discussed in Note 21 of the Company’s 2022 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. As of September 30, 2023, NMRD’s renewable energy capacity in operation was 185 MW. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. The investment in NMRD is accounted for using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations. PNMR Development, together with AEP OnSite Partners, has selected an adviser for the sale of NMRD.

In the nine months ended September 30, 2023, PNMR Development and AEP OnSite Partners each made cash contributions to NMRD of $25.8 million for its construction activities. In the nine months ended September 30, 2022, neither PNMR Development nor AEP OnSite Partners made any cash contributions to NMRD for its construction activities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNMR presents its share of net earnings from NMRD in other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating revenues	$4,020	$3,407	$10,525	$10,224
Operating expenses	1,743	2,381	6,127	7,172
Net earnings	$2,277	$1,026	$4,398	$3,052

	Financial Position
	September 30,	December 31,
	2023	2022
	(In thousands)
Current assets	$9,529	$8,357
Net property, plant, and equipment	229,659	169,440
Non-current assets	2,480	9,631
Total assets	241,668	187,428
Current liabilities	4,176	5,822
Non-current liabilities	355	366
Owners’ equity	$237,137	$181,240

(17)     Goodwill

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its 2005 acquisition of TNP Enterprises, Inc. and Subsidiaries (“TNP”) was recorded as goodwill and was pushed down to the businesses acquired. In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill, were transferred to PNM. PNMR’s reporting units that currently have goodwill are PNM and TNMP.

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

When PNMR performs a qualitative or quantitative analysis for PNM or TNMP, PNMR considers market and macroeconomic factors including changes in growth rates, changes in the Weighted Average Cost of Capital (“WACC”), and changes in discount rates. PNMR also evaluates its stock price relative to historical performance, industry peers, and to major market indices, including an evaluation of PNMR’s market capitalization relative to the carrying value of its reporting units.

For its annual evaluations performed as of April 1, 2023, PNMR performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company’s expectations of future financial performance since the April 1, 2018 quantitative analysis and the previous qualitative analyses through April 1, 2022 performed for PNM, as well as the April 1, 2020 quantitative analysis and the previous qualitative analyses through April 1, 2022 performed for TNMP. This analysis considered Company specific events such as the Merger, potential impacts of legal and regulatory matters discussed in Note 11 and Note 12, including potential outcomes in PNM’s San Juan Abandonment Application, PNM’s Four Corners Abandonment Application, and PNM’s PVNGS Leased Interest Abandonment Application. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2023 carrying values of PNM and TNMP exceeded their fair value. Since the April 1, 2023 annual evaluation, there have been no events or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

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

The Merger is subject to certain regulatory approvals, including from the NMPRC. The Joint Applicants to the NMPRC application and a number of intervening parties had entered into an amended stipulation and agreement in the Joint Application for approval of Merger pending before the NMPRC. An evidentiary hearing was held in August 2021. On November 1, 2021, a Certification of Stipulation was issued by the hearing examiner, which recommended against approval of the amended stipulation. On December 8, 2021, the NMPRC issued an order adopting the Certification of Stipulation, rejecting the amended stipulation reached by the parties. On January 3, 2022, PNMR and Avangrid filed a notice of appeal with the NM Supreme Court. On February 2, 2022, PNMR and Avangrid filed a statement of issues outlining the argument for appeal. On April 7, 2022, PNMR and Avangrid filed their Brief in Chief with the NM Supreme Court. Answer briefs from the NMPRC were filed on June 14, 2022, and response briefs were filed on August 5, 2022. On March 8, 2023, PNM, Avangrid, and the NMPRC filed a motion with the NM Supreme Court to dismiss the appeal and remand the proceeding back to the NMPRC for further proceedings. On May 15, 2023, the NM Supreme Court issued an order denying the joint motion to dismiss the appeal, retaining jurisdiction over the case. Oral arguments were held on September 15, 2023.

With respect to other regulatory proceedings related to the Merger, in 2021 PNMR received clearances for the Merger from the Federal Trade Commission (“FTC”) under the HSR Act, CFIUS, the FCC, FERC, the PUCT, and the NRC. As a result of the delay in closing of the Merger due to the need to obtain NMPRC approval, PNMR and Avangrid were required to make a new filing under the HSR Act and request extensions of approvals previously received from the FCC and NRC. PNM has received approval from the FCC that runs through March 3, 2024, approval from the NRC that runs through May 25, 2024 and clearance under the HSR Act through March 10, 2024. No additional approvals are required from CFIUS, FERC or the PUCT.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 822,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

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

Retirement of SJGS

After nearly half a century of reliable service and several years of planning towards its retirement, the last unit of the coal-fired SJGS has been removed from service, as PNM achieves significant progress towards its ESG goals for reducing carbon emissions from its generation portfolio. The four-unit, coal-fired SJGS, whose first unit was brought online in 1973, was reduced to two units at the end of 2017 with the retirement of Units 2 and 3. Unit 1 was retired in June 2022, and Unit 4 was retired in September 2022. Coal-fired generation now comprises less than 10% of resource portfolio capacity for PNM. Carbon-free generation comprises 57% of the Company’s 2.8-gigawatt capacity serving New Mexico customers, with additional renewable resources under development for implementation in the coming years. The Company previously published emissions goals for 2025 including a 60% reduction of carbon emissions from owned generation facilities based on 2005 levels. The retirement of SJGS achieves this interim goal and places the Company in position to reach its industry-leading goal of completely eliminating carbon emissions from its generation portfolio by 2040.

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

Grid Modernization Application

On October 3, 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit from the electricity grid consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM’s application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Application. See Note 12.

Texas Legislation

In the 2023 Texas Legislative session several bills were passed to support utility reliability and resiliency by encouraging and protecting utility infrastructure investments. The bill with the largest near-term financial impact to TNMP is the DCRF legislation that adds a second filing per year and shortens the regulatory timeframe for the proceedings. Other bills include system resiliency and temporary mobile generation, which provide opportunities for added investment in TNMP’s service territory and reduce uncertainty around rate recovery. Another bill directs ERCOT to develop reliability plans for the Permian Basin by January 30, 2024, which could result in the need for additional investments in the West Texas service territory. Additionally, the Damaging Critical Infrastructure Bill helps protect TNMP’s investments in response to criminal offenses damaging critical infrastructure facilities. These pieces of legislation demonstrate that Texas continues to encourage utility investment and prioritizes timely rate recovery. TNMP will look to prioritize investments aligned with these measures that improve the quality of service for current and future customers.

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

The ETA has and will have a significant impact on PNM’s future generation portfolio, including PNM’s retirement of SJGS in 2022 and the potential early exit of Four Corners (subject to regulatory approval). PNM cannot predict the full impact of the ETA on potential future generating resource abandonment and replacement filings with the NMPRC.

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

On February 28, 2022, WRA and CCAE filed a joint motion for order to show cause and enforce financing order and supporting brief, which requested that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS is abandoned. On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order requiring PNM to, among other things, revise its rates to remove all of the costs of SJGS and issue rate credits to customers. On June 29, 2022, the NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. On July 25, 2022, PNM filed an emergency motion seeking an immediate and ongoing stay from the NM Supreme Court for the pendency of the appeal. On September 2, 2022, the NM Supreme Court issued an order granting PNM’s July 25, 2022 motion for partial stay. On November 1, 2022, the NM Supreme Court issued an order continuing the partial stay of the rate credits during the pendency of the appeal. On August 18, 2023, PNM, along with the intervening parties in the pending appeal of the matter addressing customer bill credits and resolution of the remaining steps involved in the SJGS retirement under the ETA, filed an Unopposed Joint Motion for Abeyance and Remand to Implement Settlement and Request for Expedited Order at the NM Supreme Court. In the motion, the parties asked the NM Supreme Court to hold the appeal in abeyance and remand the matter to the NMPRC to allow the NMPRC to consider and take formal action on a unanimous proposed settlement on remand. Under the terms of the unanimous settlement, PNM would provide $115.0 million in rate credits to customers over a one-year period, resolving all disputes raised in the matter addressing customer bill credits involved in the SJGS retirement before the NMPRC, including removal of SJGS ratemaking and prudence issues in the 2024 Rate Change. On September 14, 2023, the NM Supreme Court issued an order granting the unopposed motion and remanded the matter to the NMPRC. On September 21, 2023, the NMPRC approved the unanimous settlement agreement. See additional discussion of the SJGS Abandonment Application in Notes 11 and 12.

Four Corners Abandonment Application - In early 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of Securitized Bonds as provided by the ETA. PNM’s filing provided background on the NMPRC’s consideration of the prudence of PNM’s investment in Four Corners explained how the proposed sale and abandonment provides a net public benefit. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a notice of appeal with the NM Supreme Court of the NMPRC decision to deny the application. On July 6, 2023, the NM Supreme Court issued a decision concluding that the NMPRC reasonably and lawfully denied PNM’s application for abandonment, determining that PNM did not meet its burden in challenging the NMPRC’s final order. The Company is evaluating the facts and circumstances surrounding the potential early exit of Four Corners and will determine next steps.

PNM enhanced its plan to exit Four Corners and emphasized its ESG strategy to reduce carbon emissions on March 12, 2021 with an announcement for additional plans allowing for seasonal operations at Four Corners beginning in the fall of 2023, subject to the necessary approvals, including PNM’s Four Corners Abandonment Application at the NMPRC. The solution for seasonal operations would ensure the plant is available to serve each owners’ customer needs during times of peak energy use while minimizing operations during periods of low demand. This approach would result in an estimated annual 20 to 25 percent reduction in carbon emissions at the plant and retains jobs and royalty payments for the Navajo Nation. In the third quarter of 2023, APS notified the other participant owners of Four Corners of their intent to request normal operations between

November 1, 2023 and May 31, 2024. See additional discussion of the ETA and PNM’s Four Corners Abandonment Application in Notes 11 and 12.

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

On August 25, 2021, the NMPRC issued an order confirming PNM requires no further NMPRC authority to abandon the PVNGS Leased Interest and to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP. On November 18, 2022, the NMPRC issued its order on Joint Motion for Accounting Order requiring PNM to establish a regulatory liability to track and account for, upon termination of the PVNGS leases, all costs currently borne by ratepayers associated with those leases during pendency of the 2024 Rate Change, subject to a determination of ratemaking treatment. In addition, PNM may establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases, and to record cost differences in the proceeds from SRP for the sale of the PVNGS Leased Assets and the actual book value for which recovery of these costs will be determined in the 2024 Rate Change. The NMPRC order also states that in its general rate case PNM must address unresolved issues including whether PNM’s decision to renew the five leases and the repurchase of 64.1 MW in PVNGS Unit 2 capacity exposed ratepayers to additional financial liability beyond that to which they would otherwise would have been exposed, and whether PNM should be denied recovery of future decommissioning expenses as a remedy for imprudence. The NMPRC has approved replacement resources for its PVNGS Leased Interest of 300 MW solar PPA combined with a 300 MW battery storage agreement. PNM anticipates these facilities will be in service in 2024 and continues to pursue additional resources to replace the PVNGS leases. For additional information on PNM’s Leased Interest and the associated abandonment application see Note 13 and Note 12, respectively.

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

Advanced Metering – Currently, TNMP has approximately 272,000 advanced meters across its service territory. Beginning in 2019, the majority of costs associated with TNMP’s AMS program are being recovered through base rates. On July 14, 2021, TNMP filed a request with the PUCT to consider and approve its final reconciliation of the costs spent on the deployment of AMS from April 1, 2018 through December 31, 2018 of $9.0 million and approve appropriate carrying charges until full collection. The PUCT approved substantially all costs on February 10, 2022. In 2020, TNMP filed an application with the PUCT for authorization to implement necessary technological upgrades of approximately $46 million to its AMS program, which the PUCT approved on January 14, 2021. TNMP is recovering the investment associated with the upgrade in its approved 2023 DCRF. PNM’s Grid Modernization Application includes proposals for installation and deployment of advanced metering infrastructure investments. See Note 12.

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

PNMR measures reliability and benchmark performance of PNM and TNMP against other utilities using industry-standard metrics, including System Average Interruption Duration Index (“SAIDI”) and System Average Interruption Frequency Index (“SAIFI”). PNM’s and TNMP’s investment plans include projects designed to support reliability and reduce the amount of time customers are without power.

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

The Company continues to monitor and respond to developments related to COVID-19, which includes working with its suppliers to manage the impacts to its supply chain. The Company also remains focused on the integrity of its information systems and other technology systems used to run its business. However, the Company cannot predict the extent of its effects on the global, national or local economy, or on the Company’s financial position, results of operations, and cash flows. The Company will continue to monitor these developments and will remain focused on protecting the health and safety of its customers, employees, contractors, and other stakeholders, and on its objective to provide safe, reliable, affordable and environmentally responsible power.

On April 1, 2021, PNM joined and began participating in the EIM. The EIM is a real-time wholesale energy trading market operated by the CAISO that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. PNM completed a cost-benefit analysis, which indicated participation in the EIM would provide substantial benefits to retail customers. In 2018, PNM filed an application with the NMPRC requesting, among other things, to recover initial capital investments and authorization to establish a regulatory asset to recover other expenses that would be incurred in order to join the EIM. The NMPRC approved the establishment of a regulatory asset but deferred certain rate making issues, including but not limited to issues related to implementation and ongoing EIM costs and savings, the prudence and reasonableness of costs to be included in the regulatory asset, and the period over which costs would be charged to customers until the 2024 Rate Change. PNM has experienced an aggregate of $85.3 million in cost savings to customers through participation in the EIM, which includes $8.5 million and $38.2 million in the three and nine months ended September 30, 2023. PNM passes the cost savings through to customers under PNM’s FPPAC.

PNM joined the Western Resource Adequacy Program (“WRAP”) in April 2023 to bolster PNM’s preparations for times of critical need. WRAP is a first-of-its-kind program in the West that adds a region-wide coordination between power providers for assessing and addressing resource adequacy. This step helps ensure regional resource availability is visible and coordinated in the event PNM customers are critically impacted by a resource emergency. WRAP is currently in the non-binding phases of the program, which is expected to continue through the winter of 2025.

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2021 and 2022 periods, PNM and TNMP together invested $1.8 billion in utility plant, including substations, power plants, nuclear fuel, and transmission and distribution systems. New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. PNM has launched a capital initiative, which emphasizes new investments in its transmission and distribution infrastructure with three primary objectives: delivering clean energy, enhancing customer satisfaction and increasing grid resilience. Projects are aimed at advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. In addition, projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and modernize PNM’s electric grid through infrastructure and technology improvements. Consistent growth in system demand at TNMP and growing encouragement for infrastructure investments from the Texas legislature to support resiliency, emphasize the need for new investments in TNMP’s service territory. See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. As of September 30, 2023, NMRD’s renewable energy capacity in operation was 185.1 MW, which includes 180 MW of solar-PV facilities to supply energy to the Meta data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. On July 24, 2023, PNM filed an application with the NMPRC for approval to service the data center for an additional 140 MW of solar PPA combined with 50 MW of battery storage expected to be operational in 2025. PNMR Development, together with AEP OnSite Partners, has selected an adviser for the sale of NMRD. Proceeds resulting from the sale will support the funding of regulated capital investments.

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

In 2020, PNM announced an agreement to partner with Sandia National Laboratories in research and development projects focused on energy resiliency, clean energy, and national security. The partnership demonstrates PNMR’s commitment to ESG principles and its support of projects that further its emissions-free generation goals and plans for a reliable, resilient, and secure grid to deliver New Mexico’s clean energy future. PNM also recently joined the Electric Power Research Institute (“EPRI”) Climate READi (REsilience and ADaptation) Initiative, a three-year initiative to develop a comprehensive and consistent approach to physical climate risk and facilitate the analysis and application of appropriate climate data among all stakeholders to enhance the planning, design and operation of a resilient power system. In addition, PNM submitted a Time-of-Day pilot proposal in the 2024 Rate Change filing with the objective of incentivizing customers, through price signals, to use energy during the day when renewable generation is abundant.

The Infrastructure Investment and Jobs Act, also commonly known as the Bipartisan Infrastructure Law (“BIL”), was signed into law on November 15, 2021. This act represents a “once-in-a-generation” investment designed to modernize and upgrade America’s infrastructure. The BIL includes historic investments to upgrade the transmission and distribution systems to improve reliability and resilience, and to facilitate the deployment of more affordable and cleaner energy across the country. In addition to the recent filing of PNM’s Grid Modernization Application with the NMPRC, the Company is currently monitoring the release of grant opportunities by the U.S. Department of Energy and the State Energy, Minerals and Natural Resources Department, and has applied for funding to supplement the investment in the Grid Modernization Application. In collaboration with a coalition including private companies, New Mexico State University, the National Renewable Energy Laboratory, and principal grantee GridBeyond Ltd, PNM was awarded a BIL grant through DOE in the Advanced Reliability and Resiliency Operations for Wind and Solar (ARROWS) program. This grant provides $3.9 million in BIL funding, with a $3.9 million local match, and aims to boost confidence in renewable power investment using GridBeyond Ltd artificial intelligence (AI) -powered distributed energy resource management system (iDERMS) technology. The AI-powered platform will be used to forecast, optimize, and control resources such as wind, solar and batteries on PNM’s power grid in real-time. Field and lab tests of the technology will enable GridBeyond Ltd to collect, analyze, and quantify the overall energy savings and determine how successfully it integrates these resources against a backdrop of variable renewable power output and storage.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. The IRA will provide significant benefits for PNMR and its customers by extending and enhancing clean energy incentives such as the investment tax credit and production tax credit. As the Company continues its transition away from carbon emitting sources, these credits will reduce the cost of renewable investments. In addition, the IRA includes a new production tax credit for existing nuclear facilities that is expected to create an added benefit for PNM’s ownership in the carbon-free PVNGS. Other IRA provisions will encourage transportation electrification with new electric vehicle credits and added incentives in vehicle charging infrastructure. For many of the IRA provisions, additional clarification and detailed guidance from the IRS is still pending.

Electric Vehicles

PNMR is building upon its ESG goal of 100% emissions-free generation by 2040 with plans for additional emissions reductions through the electrification of its vehicle fleet. Growing the number of electric vehicles within the Company’s fleet will benefit the environment and lower fuel costs furthering the commitment to ESG principles. Under the commitment, existing fleet vehicles will be replaced as they are retired with an increasing percentage of electric vehicles. The goals call for 25% of all light duty fleet purchases to be electric by 2025 and 50% to be electric by 2030.

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

Other Environmental Matters

Four Corners may be required to comply with environmental rules that affect coal-fired generating units, including regional haze rules and the ETA. On May 23, 2023, EPA proposed new carbon pollution standards for coal and natural gas-fired power plants under Section 111 of the CAA. PNM is currently evaluating the proposed rule, which will have an impact on Four Corners as an existing coal-fired power plant and could potentially affect PNM’s gas resources as well. See Note 11.

Renewable Energy

PNM’s renewable procurements include utility-owned solar capacity, as well as solar, wind and geothermal energy purchased under PPAs. As of September 30, 2023, PNM has 158 MW of utility-owned solar capacity in operation. In addition, PNM purchases energy from a customer-owned distributed solar generation program that had an installed capacity of 273.9 MW at September 30, 2023. PNM also owns the 500 KW PNM Prosperity Energy Storage Project. The project was one of the first combinations of battery storage and solar-PV energy in the nation and involved extensive research and development of advanced grid concepts. The facility also was the nation’s first solar storage facility fully integrated into a utility’s power grid. PNM also purchases the output from New Mexico Wind, a 200 MW wind facility, and the output of Red Mesa Wind, an existing 102 MW wind energy center. PNM’s 2020 renewable energy procurement plan was approved by the NMPRC in January 2020 and includes a PPA to procure 140 MW of renewable energy and RECs from La Joya Wind II that became operational in June 2021. Under the Solar Direct program discussed above, PNM procures renewable energy from 50 MW of solar-PV facilities under a 15-year PPA. The NMPRC approved the portfolio to replace the retirement of SJGS resulting in PNM executing solar PPAs of 550 MW combined with 270 MW of battery storage agreements. In the third quarter of 2023, two of these battery storage facilities with an aggregate capacity of 170 MW began commercial operations. In addition, the PVNGS Leased Interest Abandonment Application approved by the NMPRC includes a 300 MW solar PPA combined with a 300 MW battery storage agreement. On October 25, 2023, PNM filed an application with the NMPRC seeking approval of resources for the 2026 summer peak which includes a 100 MW solar PPA, three battery storage agreements totaling 250 MW, and a 60 MW PNM owned battery storage system. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the ETA, without exceeding cost requirements. See additional discussion of the ETA and PNM’s Abandonment Applications in Notes 11 and 12.

As discussed in Strategic Investments above, PNM is currently purchasing the output of 180 MW of solar capacity from NMRD that is used to serve the Meta data center. On July 24, 2023, PNM filed an application with the NMPRC for approval to service the data center for an additional 140 MW of solar PPA combined with 50 MW of battery storage from NMRD expected to be operational in 2025. PNM has also entered into three separate 25-year PPAs to purchase renewable energy and RECs to be used by PNM to supply additional renewable power to the Meta data center. These PPAs include the purchase of power and RECs from two wind projects totaling 216 MW and a 50 MW solar-PV project. In addition, PNM has authorization to service the Meta data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage.

On May 3, 2023, PNM filed an application for a CCN for two battery energy storage systems, 6 MW each, located on PNM’s distribution system in Valencia and Bernalillo counties. PNM intends to construct, own, and operate these systems that will be interconnected to the distribution system on feeders that currently exceed their existing hosting capacity limits due to the high amount of solar production connected to them. The deployment of battery energy storage systems on these feeders at capacity will bring the power flow on the feeders back within design limits, potentially allowing a number of solar interconnection applications currently on hold to interconnect, which will in turn reduce carbon emissions and the need to curtail solar production in times of oversupply. PNM is requesting approval of the CCN Application, with an estimated total cost of $25.8 million, by December 31, 2023 to support the proposed construction schedule and have the battery energy storage systems begin serving customers in June 2024. See Note 12.

PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS and carbon-free resource requirements.

Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2022, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs was 104 GWh. This is equivalent to the annual consumption of approximately 14,935 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2022, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs is estimated to be approximately 15 GWh. This is equivalent to the annual consumption of approximately 2,082 homes in TNMP’s service territory. TNMP earned the 2023 Energy Star Partner of the Year - Sustained Excellence Award, recognizing long-term commitment to fighting climate change and protecting public health through energy efficiency. For information on PNM’s and TNMP’s energy efficiency filing with the NMPRC and PUCT see Note 12.

Water Conservation and Solid Waste Reduction

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 45% more efficient than in 2005). Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of air-cooling technology have contributed to this reduction. Water usage has continued to decline as PNM has substituted less fresh-water-intensive generation resources to replace SJGS. As the Company moves forward with its mission to achieve 100% carbon-free generation by 2040, it expects that more significant water savings will be gained. Shutting down SJGS in 2022 and Four Corners by 2031 will allow the Company to reach our goals for reduced freshwater use at 80% by 2035 and 90% by 2040 from 2005 levels. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy.

In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2022, 15 of the Company’s 22 facilities met or exceeded the solid waste diversion goal of a 65% diversion rate. The Company expects to continue to do well in this area in the future.

Customer, Stakeholder, and Community Engagement

Another key element of the Company’s commitment to ESG principles is fostering relationships with its customers, stakeholders, and communities. The Company strives to deliver a superior customer experience. Through outreach, collaboration, and various community-oriented programs, the Company has demonstrated a commitment to building productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. In the third quarter of 2022, PNM made payments of $19.8 million to promote economic development in areas impacted by the retirement of SJGS. PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced customer service engagement options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. In 2022, PNM and the electric utility industry as a whole, have experienced a decline in customer satisfaction as measured by J.D. Power. However, PNM remains focused on continuously improving its customers’ experience at every touchpoint and placing greater focus on customer assistance through economic uncertainty.

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

During the three years ended December 31, 2022, corporate giving contributed $10.9 million to civic, educational, environmental, low income, and economic development organizations. During 2023, corporate giving has maintained a strategic focus on these pillars and continues to highlight corporate citizenship through active involvement with sponsorships demonstrating PNM’s commitment to the community. In addition, emergency relief funds in 2022 supported non-profits providing response to the fires in northern and southern New Mexico. Also in December 2022, PNM made donations totaling $150,000 to food banks across the state of New Mexico including tribal communities. In the third quarter of 2023, PNM shareholders donated $0.6 million to a newly created PNM Summer Heat Bill Help Fund which delivered crucial relief to low and moderate customers struggling to pay their electric bills during the record-breaking 2023 summer heatwave and $0.5 million was given to the PNM Good Neighbor Fund.

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

Another important outreach program is tailored for low-income customers and includes the PNM Good Neighbor Fund to provide customer assistance with their electric utility bills. As a result of these communication efforts, 3,488 families in need received emergency assistance through the PNM Good Neighbor Fund during 2022. Additionally, PNM has worked closely with the New Mexico Department of Finance and Administration to implement strategies ensuring customers receive rent benefits, including utility bill assistance, from the Emergency Rental Assistance Program (“ERAP”). As a result of these efforts, the ERAP has paid over $8.8 million in customer arrears since the launch of the program in March 2021.

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

Economic Factors

PNM – In the three and nine months ended September 30, 2023, PNM experienced an increase of 0.8% and a decrease of 0.2% in weather normalized residential load. Weather normalized commercial load experienced a decrease of 1.6% and an increase of 0.1% compared to 2022. In addition, PNM experienced a decrease in industrial load of 6.4% and 4.8% compared to 2022.

TNMP – In the three and nine months ended September 30, 2023, TNMP experienced a decrease of 1.8% and 0.8% in volumetric weather normalized retail load compared to 2022. Weather normalized demand-based load, excluding retail transmission consumers increased 5.0% and 18.7% in the three and nine months ended September 30, 2023 compared to 2022.

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

Results of Operations

Net earnings attributable to PNMR were $138.0 million, or $1.60 per diluted share in the nine months ended September 30, 2023 compared to $153.8 million, or $1.78 per diluted share in 2022. Among other things, earnings in the nine months ended September 30, 2023 benefited from higher transmission margin at PNM and TNMP, warmer weather at PNM, higher distribution rates at TNMP, higher demand-based load at TNMP, increased performance on PNM’s NDT, coal mine reclamation and SJGS decommissioning investment securities, and decreased operational and maintenance expense and depreciation expense at PNM primarily due to the retirement of SJGS and the disposition of the PVNGS Unit 1 Leased Interest. These increases were more than offset by SJGS rate credits, higher employee related, outside services and vegetation management expenses at PNM and TNMP, increased depreciation and property taxes at TNMP due to increased plant in service, new capacity arrangements at PNM, lower weather normalized retail load at PNM, milder weather at TNMP, and higher interest charges at PNM, TNMP and Corporate and Other. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR, PNM, and TNMP have revolving credit facilities with capacities of $300.0 million, $440.0 million, and $100.0 million. Total availability for PNMR on a consolidated basis was $438.2 million at October 20, 2023. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries. For additional details regarding the Company’s revolving credit facilities see Note 9.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $6.5 billion for 2023 - 2027, including amounts expended through September 30, 2023. These construction expenditures include PNM’s capital initiatives for investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Application and TNMP’s investments to support consistent growth in system demand and growing encouragement for infrastructure investments from the Texas legislature to support resiliency.

As discussed in Note 9, in November 2022, PNMR entered into a distribution agreement, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through sales agents under the PNMR 2022 ATM Program. During 2023, PNMR entered into forward sales agreements with third-party forward purchasers relating to the sale of 4.4 million shares of common stock, under the PNMR 2022 ATM Program, which is now concluded.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K.

After considering the effects of these financings and the Company’s short-term liquidity position as of October 20, 2023, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $901.7 million through August 2024. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2023-2027 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of September 30, 2023 and October 20, 2023, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$37.7	$122.4	$(84.7)	$138.0	$153.8	$(15.8)
Average diluted common and common equivalent shares	86.1	86.1	—	86.2	86.2	—
Net earnings attributable to PNMR per diluted share	$0.44	$1.42	$(0.98)	$1.60	$1.78	$(0.18)

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
	(In millions)
PNM	$(89.4)	$(1.8)
TNMP	8.1	1.7
Corporate and Other	(3.4)	(15.7)
Net change	$(84.7)	$(15.8)

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In millions)

Gross margin	$95.7	$201.6	$(105.9)	$356.3	$421.3	$(65.0)
Energy production costs	20.4	34.5	(14.1)	68.3	110.5	(42.2)
Transmission and distribution costs	15.3	12.5	2.8	44.0	37.7	6.3
Depreciation and amortization	44.5	45.4	(0.9)	132.3	137.1	(4.8)
Utility margin	$176.0	$294.0	$(118.0)	$600.9	$706.7	$(105.8)

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In millions)
Electric operating revenues	$350.3	$597.3	$(247.0)	$1,118.7	$1,312.8	$(194.1)
Cost of energy	174.4	303.4	(129.0)	517.8	606.1	(88.3)
Utility margin	176.0	294.0	(118.0)	600.9	706.7	(105.8)
Operating expenses	100.7	108.7	(8.0)	305.6	335.2	(29.6)
Depreciation and amortization	44.5	45.4	(0.9)	132.3	137.1	(4.8)
Operating income	30.7	139.9	(109.2)	163.0	234.4	(71.4)
Other income (deductions)	(2.3)	(10.6)	8.3	18.7	(71.2)	89.9
Interest charges	(22.4)	(15.5)	(6.9)	(61.2)	(44.6)	(16.6)
Segment earnings before income taxes	6.1	113.9	(107.8)	120.4	118.6	1.8
Income (taxes) benefit	7.2	(12.1)	19.3	(12.0)	(11.8)	(0.3)
Valencia non-controlling interest	(5.1)	(4.2)	(0.9)	(14.2)	(10.9)	(3.3)
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$8.1	$97.5	$(89.4)	$93.8	$95.6	$(1.8)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2023	2022	Change	2023	2022	Change
	(Gigawatt hours, except customers)
Residential	1,082.7	993.0	9.0%	2,622.7	2,557.4	2.6%
Commercial	1,121.4	1,089.8	2.9	2,817.6	2,778.8	1.4
Industrial (1)	492.7	462.8	6.5	1,421.5	1,300.0	9.3
Public authority	68.6	66.5	3.2	163.3	165.6	(1.4)
Economy energy service (2)	102.8	137.4	(25.2)	404.5	402.6	0.5
Wholesale energy sales (3)	1,163.9	2,254.1	(48.4)	3,727.1	5,999.9	(37.9)
	4,032.1	5,003.6	(19.4)%	11,156.7	13,204.3	(15.5)%
Average retail customers (thousands)	548.4	544.1	0.8%	547.5	543.1	0.8%

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

Operating Results – Three Months Ended September 30, 2023, compared to 2022

The following table summarizes the significant changes to gross margin:

Three Months Ended September 30, 2023
Change
Gross margin:	(In millions)

Utility margin (see below)	$(118.0)
Depreciation and amortization (see below)	0.9
Lower plant maintenance and administrative costs primarily due to the retirement of SJGS, the disposition of PVNGS Unit 1 Leased Interest, and lower costs at Four Corners, partially offset by higher costs at gas fired plants and the remaining interests in PVNGS	13.7
Higher employee related, outside services, and vegetation management expenses, excluding administrative costs	(2.3)
Other	(0.2)
Net Change	$(105.9)

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2023
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 0.8% for residential customers, partially offset by decreased sales to commercial customers of 1.6% and industrial customers of 6.4%	$1.6
Weather – Hotter weather in the third quarter of 2023; cooling degree days were 26.7% higher in 2023	14.1
Transmission – Decrease in revenues primarily due to lower market prices in the third quarter of 2023 and the FERC Order 864 settlement (Note 12)	(6.7)
Unregulated margin – Decreases due to the retirement of SJGS Unit 4 in 2022	(7.9)
Capacity arrangements - New agreements in 2023, including battery storage	(6.5)
Rate credits - SJGS abandonment settlement agreement partially offset by NMPRC ordered rate credits in 2022 (Note 12)	(113.8)
Rate riders and other – Includes renewable energy, FPPCAC, energy efficiency, and transportation electrification riders	1.2
Net Change	$(118.0)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2023
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs primarily due to the retirement of SJGS, the disposition of PVNGS Unit 1 Leased Interest, and lower costs at Four Corners, partially offset by higher costs at gas fired plants and the remaining interests in PVNGS	$(13.6)
Higher employee related, outside services, and vegetation management expenses	3.2
Higher regulatory disallowances and restructuring costs	2.9
Other	(0.5)
Net Change	$(8.0)

Depreciation and amortization:

Increased utility plant in service	$1.8
Lower depreciation due to the retirement of SJGS	(2.1)
Lower depreciation due to the disposition of the PVNGS Unit 1 Leased Interest	(0.7)
Other	0.1
Net Change	$(0.9)

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$7.3
Higher interest income partially offset by higher trust expenses related to investment securities in the NDT, coal mine reclamation and SJGS decommissioning trusts	1.0
Net Change	$8.3

Three Months Ended September 30, 2023
Change
Interest charges:	(In millions)

Higher interest on term loans	$(2.4)
Issuance of $200 million SUNs in April 2023	(2.8)
Higher interest on short-term borrowings	(2.1)
Higher interest on transmission interconnections and other customer deposit arrangements	(1.4)
Higher debt AFUDC	2.3
Other	(0.5)
Net Change	$(6.9)

Income (taxes) benefits:

Lower segment earnings before income taxes	$27.6
Lower amortization of federal excess deferred income taxes	(7.0)
Other	(1.3)
Net Change	$19.3

Operating Results – Nine Months Ended September 30, 2023 compared to 2022

The following table summarizes the significant changes to gross margin:

Nine Months Ended September 30, 2023
Change
Gross margin:	(In millions)

Utility margin (see below)	$(105.8)
Depreciation and amortization (see below)	4.8
Lower plant maintenance costs primarily due to the retirement of SJGS, the disposition of the PVNGS Unit 1 Leased Interest, and lower costs at gas fired plants, partially offset by higher costs at Four Corners and the remaining interests in PVNGS	45.2
Higher employee related, outside services, and vegetation management expenses, excluding administrative costs	(6.9)
Other	(2.3)
Net Change	$(65.0)

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2023
Change
Utility margin:	(In millions)

Retail customer usage/load –Weather normalized retail KWh sales decreased 0.2% for residential customers and 4.8% for industrial customers, partially offset by increased sales of 0.1% for commercial customers	$(1.1)
Weather – Primarily due to hotter weather in the third quarter of 2023	11.8
Transmission – Increase in revenues primarily due to higher market prices and higher volumes partially offset by the FERC Order 864 settlement (Note 12)	11.6
Unregulated margin – Decreases due to the retirement of SJGS Unit 4 in 2022	(10.8)
Capacity arrangements - New agreements in 2023, including battery storage	(7.9)
Rate credits - SJGS abandonment settlement agreement partially offset by NMPRC ordered rate credits in 2022 (Note 12)	(113.8)
Rate riders and other – Includes renewable energy, FPPCAC, energy efficiency, and transportation electrification riders	4.4
Net Change	$(105.8)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2023
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs primarily due to the retirement of SJGS, the disposition of PVNGS Unit 1 Leased Interest, and lower costs at gas fired plants, partially offset by higher costs at Four Corners and the remaining interests in PVNGS	$(44.8)
Higher employee related, outside services, and vegetation management expenses	11.6
Higher regulatory disallowances and restructuring costs	5.2
Other	(1.6)
Net Change	$(29.6)

Depreciation and amortization:

Increased utility plant in service	$4.8
Lower depreciation due to the retirement of SJGS	(8.0)
Lower depreciation due to the disposition of the PVNGS Unit 1 Leased Interest	(2.1)
Other	0.5
Net Change	$(4.8)

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$85.9
Higher interest income and lower trust expenses related to investment securities in the NDT, coal mine reclamation and SJGS decommissioning trusts	3.9
Other	0.1
Net Change	$89.9

Nine Months Ended September 30, 2023
Change
Interest charges:	(In millions)

Higher interest on term loans	$(8.3)
Higher interest on short-term borrowings	(6.5)
Issuance of $200 million SUNs in April 2023	(4.8)
Higher interest on transmission interconnections and other customer deposit arrangements	(2.6)
Higher debt AFUDC	6.0
Other	(0.4)
Net Change	$(16.6)

Income (taxes) benefits:

Lower segment earnings before income taxes	$0.4
Lower amortization of federal excess deferred income taxes	(0.4)
Other	(0.3)
Net Change	$(0.3)

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

Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In millions)

Gross margin	$81.5	$67.6	$13.9	$189.2	$172.3	$16.9
Transmission and distribution costs	9.8	9.0	0.8	28.8	23.5	5.3
Depreciation and amortization	28.4	25.0	3.4	83.7	72.9	10.8
Utility margin	$119.6	$101.6	$18.0	$301.7	$268.7	$33.0

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In millions)
Electric operating revenues	$155.5	$132.6	$22.9	$408.3	$360.9	$47.4
Cost of energy	36.0	31.0	5.0	106.6	92.2	14.4
Utility margin	119.6	101.6	18.0	301.7	268.7	33.0
Operating expenses	35.1	32.8	2.3	101.3	89.7	11.6
Depreciation and amortization	28.4	25.0	3.4	83.7	72.9	10.8
Operating income	56.2	43.8	12.4	116.7	106.1	10.6
Other income	2.6	2.4	0.2	4.5	5.7	(1.2)
Interest charges	(12.1)	(9.9)	(2.2)	(33.9)	(28.0)	(5.9)
Segment earnings before income taxes	46.7	36.4	10.3	87.2	83.8	3.4
Income (taxes)	(7.2)	(4.9)	(2.3)	(13.1)	(11.3)	(1.8)
Segment earnings	$39.5	$31.4	$8.1	$74.2	$72.5	$1.7

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2023	2022	Change	2023	2022	Change
Volumetric load (1) (GWh)	1,219.9	1,107.5	10.1%	2,655.9	2,688.7	(1.2)%
Demand-based load (2) (MW)	7,386.4	5,961.5	23.9%	22,675.5	17,749.4	27.8%
Average retail consumers (thousands) (3)	272.8	268.5	1.6%	271.2	267.3	1.5%

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

Operating Results – Three Months Ended September 30, 2023, compared to 2022

The following table summarizes the significant changes to gross margin:

Three Months Ended September 30, 2023
Change
Gross margin:	(In millions)

Utility margin (see below)	$18.0
Depreciation and amortization (see below)	(3.4)
Higher employee related, outside services expenses, and vegetation management expenses, excluding administrative costs	(0.9)
Other	0.2
Net Change	$13.9

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2023
Change
Utility margin:	(In millions)

Transmission rate relief – Transmission cost of service rate increases in September 2022, May 2023 and September 2023	$6.1
Distribution rate relief – Distribution cost of service rate increases in September 2022 and September 2023	4.4
Volumetric-based consumer usage/load – Weather normalized KWh sales decreased 1.8%; the number of volumetric consumers increased 1.6%	(0.1)
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 5.0%, offset by lower prices	(0.1)
Weather – Warmer weather in the third quarter of 2023; cooling degree days were 15.8% higher in 2023	4.2
Rate Riders and other– Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses	3.5
Net Change	$18.0

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2023
Change
Operating expenses:	(In millions)

Higher employee related, outside services expenses, and vegetation management expenses	$1.9
Higher capitalization of administrative and general expenses due to higher construction expenditures	(0.5)
Higher property taxes primarily due to increased utility plant in service	0.3
Higher energy efficiency expense and lower rate case amortization which are offset in utility margin	0.1
Other	0.5
Net Change	$2.3

Depreciation and amortization:

Increased utility plant in service	$3.4
Net Change	$3.4

Other income (deductions):

Higher equity AFUDC	$0.5
Other	(0.3)
Net Change	$0.2

Interest charges:

Issuance of first mortgage bonds in 2023	$(2.2)
Issuance of first mortgage bonds in 2022	(0.3)
Higher debt AFUDC	0.3
Net Change	$(2.2)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(2.2)
Lower amortization of excess deferred income taxes	(0.1)
Net Change	$(2.3)

Operating Results – Nine Months Ended September 30, 2023 compared to 2022

The following table summarizes the significant changes to gross margin:

Nine Months Ended September 30, 2023
Change
Gross margin:	(In millions)

Utility margin (see below)	$33.0
Depreciation and amortization (see below)	(10.8)
Higher employee related, outside services expenses, and vegetation management expenses, excluding administrative costs	(5.2)
Other	(0.1)
Net Change	$16.9

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2023
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2022, September 2022, May 2023, and September 2023	$16.5
Distribution rate relief – Distribution cost of service rate increase in September 2022 and September 2023	8.3
Volumetric-based consumer usage/load – Weather normalized KWh sales decreased 0.8%; the number of volumetric consumers increased 1.5%	(0.4)
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 18.7% primarily due to new cryptocurrency loads	8.1
Weather – Milder weather in the first and second quarters of 2023 partially offset by warmer weather in the third quarter of 2023	(0.7)
Rate Riders and other– Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses and depreciation and amortization	1.2
Net Change	$33.0

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2023
Change
Operating expenses:	(In millions)

Higher employee related, outside services expenses, and vegetation management expenses	$8.4
Higher property taxes due to increased utility plant in service	1.2
Lower capitalization of administrative and general expenses due to lower construction expenditures	1.2
Other	0.8
Net Change	$11.6

Depreciation and amortization:

Increased utility plant in service	$10.7
Other	0.1
Net Change	$10.8

Other income (deductions):

AMS Reconciliation carrying charges	$(1.1)
Higher equity AFUDC	0.4
Other	(0.5)
Net Change	$(1.2)

Interest charges:

Issuance of first mortgage bonds in 2023	$(3.3)
Issuance of first mortgage bonds in 2022	(3.1)
Higher interest on revolving short-term borrowings	(1.4)
Higher debt AFUDC	2.0
Other	(0.1)
Net Change	$(5.9)

Nine Months Ended September 30, 2023
Change
Income (taxes) benefits:	(In millions)

Higher segment earnings before income taxes	$(0.7)
Lower amortization of excess deferred federal income taxes	(1.2)
Other	0.1
Net Change	$(1.8)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(7.1)	(5.3)	(1.8)	(19.8)	(15.8)	(4.0)
Depreciation and amortization	7.3	6.2	1.1	21.4	19.1	2.3
Operating (loss)	(0.2)	(1.0)	0.8	(1.6)	(3.2)	1.6
Other income	0.5	0.1	0.4	0.8	0.2	0.6
Interest charges	(15.4)	(9.2)	(6.2)	(41.5)	(17.4)	(24.1)
Segment (loss) before income taxes	(15.1)	(10.1)	(5.0)	(42.3)	(20.4)	(21.9)
Income (taxes) benefit	5.2	3.6	1.6	12.4	6.0	6.4
Segment (loss)	$(9.9)	$(6.5)	$(3.4)	$(30.0)	$(14.3)	$(15.7)
Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three and nine months ended September 30, 2023 include decreases of $0.2 million and $0.9 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended September 30, 2023 compared to 2022
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2023
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.6
Other	(0.2)
Net Change	$0.4

Interest charges:

Higher interest on term loans	$(3.8)
Higher interest on short-term borrowings	(2.4)
Net Change	$(6.2)

Three Months Ended September 30, 2023
Change
Income (taxes) benefits:	(In millions)

Higher segment loss before income taxes	$1.3
Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	0.2
Other	0.1
Net Change	$1.6

Operating Results – Nine Months Ended September 30, 2023 compared to 2022
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2023
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$0.7
Other	(0.1)
Net Change	$0.6

Interest charges:

Higher interest on term loans	$(19.4)
Higher interest on short-term borrowings	(4.8)
Other	0.1
Net Change	$(24.1)

Income (taxes) benefits:

Higher segment loss before income taxes	$5.6
Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	0.4
Other	0.4
Net Change	$6.4

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2023, compared to September 30, 2022, are summarized as follows:

	Nine Months Ended September 30,
	2023	2022	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$412.6	$427.5	$(14.9)
Investing activities	(811.9)	(711.4)	(100.5)
Financing activities	403.0	288.4	114.6
Net change in cash and cash equivalents	$3.7	$4.5	$(0.8)

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

Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Nine Months Ended September 30,
	2023	2022	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(60.4)	$(58.0)	$(2.4)
Transmission and distribution	(349.6)	(247.8)	(101.8)
Nuclear fuel	(14.3)	(16.6)	2.3
	(424.3)	(322.4)	(101.9)
TNMP:
Transmission	(91.0)	(143.2)	52.2
Distribution	(252.2)	(216.2)	(36.0)
	(343.2)	(359.4)	16.2
Corporate and Other:
Computer hardware and software	(40.4)	(21.1)	(19.3)
	(807.9)	(702.9)	(105.0)

Other Cash Flows from Investing Activities
Proceeds from sale of plant assets (Note 13)	$32.7	$—	$32.7
Proceeds from sales of investment securities	412.6	323.3	89.3
Purchases of investment securities	(423.5)	(332.5)	(91.0)
Investments in NMRD	(25.8)	—	(25.8)
Other, net	—	0.7	(0.7)
	(4.0)	(8.5)	4.5
Net cash flows used in investing activities	$(811.9)	$(711.4)	$(100.5)

Cash Flows from Financing Activities

The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings increased $173.5 million in 2023 compared to a decrease of $2.5 million in 2022, resulting in a net increase in cash flows from financing activities of $176.0 million
•In 2023, PNM issued $200.0 million aggregate principal amount of the PNM 2023 SUNs and used the proceeds to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, to fund capital expenditures, and for other corporate purposes
•In 2023, TNMP issued $185.0 million aggregate principal amount of TNMP 2023 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility, to fund capital expenditures, and for other corporate purposes
•In 2023, PNMR borrowed $500.0 million under the PNMR 2023 Term Loan and used the proceeds to repay borrowings under the PNMR 2021 Delayed Draw Term Loan
•In 2023, PNM remarketed $130.0 million of outstanding PCRBs to new investors
•In 2023, PNM repaid $55.0 million of 3.15% SUNs that were due in May 2023

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

The Company is closely monitoring the impacts on the capital markets of other macroeconomic conditions, including actions by the Federal Reserve to address inflationary concerns or other market conditions, and geopolitical activity. The Company currently believes it has adequate liquidity but cannot predict the effects of any of these macroeconomic conditions on the global, national, or local economy, including the Company’s ability to access capital in the financial markets, or on the Company’s financial position, results of operations, and cash flows.

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

On June 30, 2023, PNMR entered into the $500.0 million PNMR 2023 Term Loan. The PNMR 2023 Term Loan matures on June 30, 2026 and bears interest at a variable rate, which was 6.77% at September 30, 2023. The proceeds were used to prepay an equal amount of the PNMR 2021 Delayed Draw Term Loan, without penalty.

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

On April 28, 2023, PNM entered into the PNM 2023 Note Purchase Agreement for the sale and issuance of $200.0 million aggregate principal amount of two series of SUNs. PNM issued $150.0 million of the PNM 2023 SUNs at 5.51%, due April 28, 2035, and another $50.0 million at 5.92%, due April 28, 2053. Proceeds from the PNM 2023 SUNs were used to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, for funding of capital expenditures, and for general corporate purposes.

On April 28, 2023, TNMP entered into the TNMP 2023 Bond Purchase Agreement for the sale of $185.0 million aggregate principal amount of two series of TNMP first mortgage bonds. TNMP issued the first series of $130.0 million on

April 28, 2023, at a 5.01% interest rate, due April 28, 2033. The second series of $55.0 million was issued on July 28, 2023, at a 5.47% interest rate, due July 28, 2053. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes.

In November 2022, PNMR entered into the PNMR 2022 ATM Program. During 2023, PNMR entered into forward sales agreements with third-party forward purchasers relating to the sale of 4.4 million shares of common stock, under the PNMR 2022 ATM Program. The average initial forward sale prices are subject to adjustments based on a net interest rate factor and by future dividends paid on PNMR common stock. PNMR did not initially receive any proceeds upon the execution of these agreements and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement of the forward sale agreements on or before a date that is 12 months from the agreement effective dates. Refer to Note 9 for information regarding the average initial forward sales prices, the Company’s settlement options and related accounting treatment. As of September 30, 2023, all $200.0 million of common stock available for sale under the PNMR 2022 ATM Program has been sold, thus concluding the program, and no shares have been settled under the 2023 Forward Sale Agreements.

PNMR has entered into multiple hedging arrangements, with maturity dates ranging from September 2023 through December 2024. See Note 9 for the related effective dates and terms of each arrangement. All of these hedging agreements establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in PNMR’s credit rating. These hedge agreements have been accounted for as cash flow hedges.

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock.

Key activities in PNMR’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through September 30, 2023, are:

	2023	2024-2027	Total
	(In millions)
Construction expenditures	$1,102.2	$4,751.6	$5,853.8
Dividends on PNMR common stock	126.2	510.8	637.0
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,228.9	$5,264.5	$6,493.4

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include amounts for PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Application and investments supporting consistent growth in system demand and growing encouragement for infrastructure investments from the Texas legislature to support resiliency in TNMP’s service territory. These investments provide for a more resilient, reliable, efficient, and decarbonized electric system. Not included in the table above are incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to PNMR. See Note 6 of the Notes to the Consolidated Financial Statements in the 2022 Annual Reports on Form 10-K for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the nine months ended September 30, 2023, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
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

Liquidity

PNMR’s liquidity arrangements include the $300.0 million PNMR Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $100.0 million TNMP Revolving Credit Facility. In January 2023, both PNMR and PNM exercised a one-year extension option on their respective credit facilities, extending maturity through October 2025; provided that, effective November 1, 2024, the amount of the PNMR Revolving Credit Facility will adjust to $285.0 million and the amount of the PNM Revolving Credit Facility will adjust to $380.0 million because one lender in each facility did not agree to the one-year extension to October 2025. Both credit facilities contain an additional one-year extension option that, if exercised, would extend the maturity through October 2026, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility that matures on May 20, 2026. In January 2023, TNMP exercised a one-year extension option on the TNMP Revolving Credit Facility, extending the maturity to September 23, 2025. The TNMP Revolving Credit Facility contains an additional one-year extension option that, if exercised, would extend the maturity to September 23, 2026, subject to approval by a majority of the lenders. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

The revolving credit facilities and the PNM New Mexico Credit Facility provide short-term borrowing capacity. The revolving credit facilities also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities may increase over time. Depending on market and other conditions, the Company will periodically issue long-term debt and use the proceeds to reduce the borrowings under the credit facilities or refinance other debt.

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$90.0	$145.0	$16.7	$200.8
PNM New Mexico Credit Facility	20.0	40.0	5.0	40.0
TNMP Revolving Credit Facility	10.1	54.1	9.8	100.0
PNMR Revolving Credit Facility	139.5	200.9	9.4	200.9

At September 30, 2023, the weighted average interest rates were 6.68% for the PNM Revolving Credit Facility, 6.67% for the PNM New Mexico Credit Facility, 6.29% for the TNMP Revolving Credit Facility and 6.92% for the PNMR Revolving Credit Facility.

The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 9. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2023-2027 period. This could include new debt and/or equity issuances. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. Market conditions, such as rising interest rates, may raise the cost of borrowing under the Company’s current and future liquidity arrangements or other variable debt. In addition, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.

As of October 20, 2023, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of October 20, 2023, is as follows:

	PNM	TNMP	PNMR Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$100.0	$300.0	$800.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	100.0	300.0	840.0

Amounts outstanding as of October 20, 2023:
Revolving Credit Facility	121.7	43.6	193.4	358.7
PNM New Mexico Credit Facility	40.0	—	—	40.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	161.7	43.6	196.5	401.8

Remaining availability as of October 20, 2023	$278.3	$56.4	$103.5	$438.2
Invested cash as of October 20, 2023	$—	$—	$0.9	$0.9

In addition to the above, PNMR has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of October 20, 2023, neither PNM nor TNMP had any borrowings from PNMR under their intercompany loan agreements. PNMR Development had $0.1 million in intercompany borrowings from PNMR. PNMR had no intercompany borrowings from PNMR Development. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires March 2025. PNM has a shelf registration statement for up to $650.0 million of SUNs that expires in May 2026.

PNM expects ETBC I to issue $343.2 million principal amount of Securitized Bonds in the fourth quarter of 2023. See Note 12 for additional information regarding the SJGS Abandonment Application.

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

	September 30, 2023	December 31, 2022
PNMR
PNMR common equity	33.6%	34.9%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	66.2	64.9
Total capitalization	100.0%	100.0%
PNM
PNM common equity	48.1%	48.7%
Preferred stock	0.3	0.3
Long-term debt	51.6	51.0
Total capitalization	100.0%	100.0%
TNMP
Common equity	48.3%	50.6%
Long-term debt	51.7	49.4
Total capitalization	100.0%	100.0%

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

As of September 30, 2023, approximately 43% of PNM’s generating capacity, including resources owned, leased, and under PPAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG and reflects the retirement of SJGS. As PNM shifts its generation to cleaner energy resources the Company’s output of GHG continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG.

PNM has several programs underway to reduce or offset GHG from its generation resource portfolio, thereby reducing its exposure to climate change regulation. PNM shutdown SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG from the Company’s owned interests in SJGS, below 2005 levels. On June 30, 2022, SJGS Unit 1 shut down and on September 30, 2022, SJGS Unit 4 ceased operations. In addition, PNM filed the Four Corners Abandonment Application with the NMPRC for approval to sell its ownership interest in Four Corners by the end of 2024, although the NMPRC denied PNM’s application in 2021. The Company is still determining next steps. See additional discussion of the SJGS and Four Corners Abandonment in Note 12. Retiring PNM’s share of SJGS in 2022 resulted in a GHG reduction from 2021 levels of 67% and exiting participation in Four Corners would result in a total reduction of approximately 88% of PNM’s GHG emissions based upon 2021 GHG emissions from generation.

As of September 30, 2023, PNM owns 158 MW of solar facilities in commercial operation. In addition, PNM purchases renewable power under long-term PPAs to serve New Mexico retail customers, including the Meta data center located in PNM’s service territory. At September 30, 2023, renewable energy procured under these agreements from wind, solar-PV, geothermal facilities and battery storage facilities aggregated to 658 MW, 280 MW, 11 MW, and 170 MW. These agreements currently have expiration dates beginning in January 2035 and extending through May 2047. The NMPRC has approved PNM’s request to enter into additional PPAs for renewable energy for an additional 1,040 MW of energy from solar-PV facilities combined with 450 MW of battery storage agreements with an anticipated 350 MW of solar expected to come online in 2023. The entire portfolio of replacement resources approved by the NMPRC in PNM’s SJGS Abandonment Application includes replacement of SJGS capacity with the procurement of 550 MW of solar PPAs combined with 270 MW of battery storage agreements. The PVNGS Leased Interest Abandonment Application approved by the NMPRC for replacement of 114 MW of PVNGS capacity and to ensure system reliability and load needs are met includes procurement of 300 MW of solar PPA combined with 300 MW of battery storage agreements. In addition, the NMPRC issued an order that will allow PNM to service the Meta data center for an additional 190 MW of solar PPA combined with 50 MW of battery storage with an operational date in 2024. Most recently, On July 24, 2023, PNM filed an application with the NMPRC for approval to service the Meta data center for an additional 140 MW of solar PPA combined with 50 MW of battery storage expected to be operational in 2025. Approval of these renewable energy and battery resources should further reduce exposure to GHG emissions risk. These estimates are subject to change due to underlying variables, including changes in PNM’s generation portfolio, supplier’s ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 11 and 12.

PNM also has a customer distributed solar generation program that represented 273.9 MW at September 30, 2023. PNM’s distributed solar programs will generate an estimated 523.2 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. Under the Community Solar Act PNM will receive 125 MW of capacity to provide customers the option of accessing solar energy. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 6,686 GWh of electricity through 2022. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 1,155 GWh of electricity savings, which will avoid an estimated 1.0 million metric tons of CO2 based upon projected emissions from PNM’s system-wide resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

On October 29, 2021, the US Supreme Court granted four petitions for certiorari seeking review of the DC Circuit’s decision vacating the ACE Rule and the repeal of the Clean Power Plan. The Court held that the “generation shifting” approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether Section 111 of the CAA only authorizes EPA to require measures that can be implemented entirely within the fence line at an individual source. Of broader significance in administrative law, the Court also expressly invoked the major question doctrine as a basis for rejecting EPA’s statutory interpretation. The basic principle of the major question doctrine is that, if an agency seeks to decide an issue of “vast economic or political significance,” its action must be supported by clear statutory authorization. In cases where there is no authority, courts need not defer to the agency’s statutory interpretation. The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agency’s authority may be limited based upon similar reasoning.

On May 23, 2023, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to reduce GHGs from fossil-fueled EGUs. The proposed regulations cover: (1) New natural gas-based EGUs under section 111(b); (2) Existing large and frequently operated natural gas-based EGUs under section 111(d); and (3) Existing coal-based EGUs under section 111(d). Standards of performance for existing coal EGUs will be based on two technologies depending on retirement date: CCS or co-firing gas in lieu of coal. For gas-based EGUs, the standards will be based on CCS or the use of green hydrogen in lieu of natural gas. States will be required to develop SIPs to EPA that provide for the establishment, implementation and enforcement of these standards as they apply to existing sources. States may take into account remaining useful life and other factors when establishing the standards. EPA is proposing that existing coal units must start complying with their gas co-firing or CCS based standards of performance on January 1, 2030, unless they commit to retirement before 2032 (or retirement by 2035 if they also commit to a 20% annual operating limit). Existing combustion turbine units must start complying with their hydrogen or CCS based standards of performance on January 1, 2032, or January 1, 2035, depending on their subcategory, which is based on the control technology selected. The package also includes a proposed repeal of the ACE rule and revisions to the standard for modified and reconstructed units, along with a notice of public rulemaking seeking data and information about setting standards for existing smaller natural gas-based generators. Comments on the rule were due to EPA by August 8, 2023. EPA has indicated it plans to promulgate a final rule by Summer 2024. PNM is reviewing the proposed rule and its potential impacts on the company’s fossil generation resources.

The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that the Biden Administration is unlikely to finalize the revisions proposed in 2018 and that reconsideration of the rule has concluded.

On January 20, 2021, President Biden signed an executive order “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis,” which instructs agency heads to review all Trump Administration actions for inconsistency with the Biden Administration’s policy “to listen to the science; to improve public health and protect our environment; to ensure access to clean air and water; to limit exposure to dangerous chemicals and pesticides; to hold polluters accountable, including those who disproportionately harm communities of color and low-income communities; to reduce greenhouse gas emissions; to bolster resilience to the impacts of climate change; to restore and expand our national treasures and monuments; and to prioritize both environmental justice and the creation of the well-paying union jobs necessary to deliver on these goals.” Agency heads were directed to consider suspending, revising or rescinding any action that is inconsistent with the stated policy. Within 30 days of the executive order, agency heads submitted to the United States Office of Management and Budget (“OMB”) a preliminary list of those actions being considered for suspension, revision or rescission that would be completed by December 31, 2021, and would be subject to OMB review. Within 90 days of the executive order, agency heads submitted to OMB an updated list of such actions that would be completed by December 31, 2025.

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

As of September 30, 2023, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2022 Annual Reports on Forms 10-K, except as disclosed in Note 13 for lease accounting. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors, which are neither presented in order of importance nor weighted, include:

•The expected timing and likelihood of completion of the pending Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending Merger that could reduce anticipated benefits or cause the parties to abandon the transaction
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement
•The risk that the parties may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all
•The risk that the proposed Merger could have an adverse effect on the ability of PNMR to retain and hire key personnel and maintain relationships with its customers and suppliers, and on its operating results and businesses generally
•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions, including the outcome of the 2024 Rate Change, prudence of PNM’s undepreciated investments in Four Corners and recovery of PNM’s investments and other costs associated with that plant, and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of the 2024 Rate Change, other regulatory proceedings, or resulting from potential long-term impacts related to COVID-19
•Uncertainty relating to PNM’s decision to return the leased generating capacity in PVNGS Units 1 and 2 at the expiration of their lease terms in 2023 and 2024, including future regulatory outcomes relating to the ratemaking treatment

•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the changes in PNM’s generation entitlement share for PVNGS following termination of the leases in 2023 and 2024, and the potential exit from Four Corners
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings including the 2024 Rate Change
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt and access the financial markets in order to repay or refinance debt as it comes due and for ongoing operations and construction expenditures due to disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates resulting from any negative impacts from the 2024 Rate Change or other regulatory proceedings, actions by the Federal Reserve, geopolitical activity, or the entry into the Merger Agreement
•The risks associated with the cost and completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including renewable energy resources, and approved PPAs and battery storage agreements related to replacement resources for facilities to be retired or for which the leases will terminate), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues beyond the extent of insurance coverage
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the interpretation of changes in tax laws, the Inflation Reduction Act of 2022, the Infrastructure Investment and Jobs Act, and other matters
•Risks related to climate change, including potential financial and reputational risks resulting from increased stakeholder scrutiny related to climate change, litigation, legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets, including the impacts to transmission margins
•Changes in price and availability of fuel and water supplies, including the ability of the mine supplying coal to Four Corners and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from actions by the Federal Reserve to address inflationary concerns, and international developments
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate the coal supply at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2023, and the year ended December 31, 2022, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. In the nine months ended September 30, 2023 and 2022, the effects of mark-to-market commodity derivative instruments had no impact to PNM’s net earnings and $6.5 million of fair value gains and $12.8 million of fair value losses have been recorded as a regulatory asset. All of the fair values as of September 30, 2023, were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by the end of 2023.
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

Schedule of Credit Risk Exposure
September 30, 2023
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$4,992	3	$4,216
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	270	—	—
Non-investment grade	—	—	—
Total	$5,262		$4,216

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At September 30, 2023, PNMR held $0.2 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of September 30, 2023, was $2.7 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of PNM’s and TNMP’s long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-term debt must be refinanced, repriced or redeemed. PNMR’s debt and the revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates continue to rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity and hedging arrangements like those executed by PNMR in May, September, October 2022 and March and May 2023 and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities and term loans are based on SOFR.

At October 20, 2023, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	6.93%	$193,400	$300,000
PNM Revolving Credit Facility	6.68	121,700	400,000
PNM New Mexico Credit Facility	6.67	40,000	40,000
TNMP Revolving Credit Facility	6.30	43,600	100,000
		$398,700	$840,000
Long-term Debt:
PNMR 2021 Delayed-Draw Term Loan	6.37%	$500,000
PNMR 2023 Term Loan	6.77	500,000
PNM 2022 Term Loan	6.18	225,000
		$1,225,000

As discussed above, PNM expects ETBC I to issue Securitized Bonds during the fourth quarter of 2023. Under the terms of the unanimous settlement agreement in the matter of the SJGS Abandonment discussed in Note 12, PNM will not be allowed to recover interest costs on the Securitized Bonds in excess of 5.5%. As a result, PNM is at risk of exposure to increasing interest rates to the extent that the coupon rate on the Securitized Bonds, at the time of issuance, exceeds 5.5% that may be refundable to customers.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $421.4 million at September 30, 2023, of which 58.3% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2023, the decrease in the fair value of the fixed-rate securities would be 1.9%, or $4.7 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at September 30, 2023. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 32.7% of the securities held by the trusts as of September 30, 2023. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $13.8 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.
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
•PNM – Community Solar Act
•PNM – FERC Order 864
•TNMP – Transmission Cost of Service Rates
•TNMP – Periodic Distribution Rate Adjustment

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2022, except as set forth below.

Costs related to the issuance of Securitized Bonds, including interest, may not be recoverable or if recovered may be refundable to customers, which could negatively impact results of operations and liquidity.

PNM expects ETBC I to issue $343.2 million principal amount of Securitized Bonds in the fourth quarter of 2023. Under the terms of the unanimous settlement agreement in the matter of the SJGS Abandonment Application (Note 12), any costs associated with premiums or discounts on the Securitized bonds will not be recoverable through rates. In addition, customers shall be held harmless if the weighted average coupon rate of the Securitized Bonds exceeds 5.5%. PNM is unable to quantify the actual costs, including interest, that will not be recovered or if recovered may be refundable and is subject to interest rate risk. The Company’s results of operations, cash flows, and financial position could be adversely affected if the coupon rate of the Securitized Bonds exceeds 5.5%.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

2.1	PNMR
Amendment No. 3 to Merger Agreement, dated as of June 19, 2023, by and among PNM Resources, Inc., Avangrid, Inc., and NM Green Holdings, Inc. (incorporated by reference to Exhibit 2.1 to PNMR’s Current Report on Form 8-K filed June 20, 2023)

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

PNM RESOURCES, INC. TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	October 27, 2023	/s/ Henry E. Monroy
Henry E. Monroy
Vice President and Corporate Controller
(Officer duly authorized to sign this report)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	October 27, 2023	/s/ Henry E. Monroy
Henry E. Monroy
Vice President, Regulatory and Corporate Controller
(Officer duly authorized to sign this report)