Form 10-K
period 2023-12-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2024-02-29
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10 D-1(b). ☐

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of February 16, 2024, shares of common stock outstanding were:

PNMR	90,200,384
PNM	39,117,799
TNMP	6,358

On June 30, 2023, the aggregate market value of the voting common stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $45.10 per share reported by The Wall Street Journal, was $3,871,152,817. PNM and TNMP have no common stock held by non-affiliates.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of shareholders of PNMR to be held on June 4, 2024.

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
1

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ABO	Accumulated Benefit Obligation
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
BTU	British Thermal Unit
CAA	Clean Air Act
CAISO	California Independent System Operator
Carbon Pollution Standards	Carbon Pollution Standards established by the EPA on August 3, 2015
Casa Mesa Wind	Casa Mesa Wind Energy Center
CCAE	Coalition for Clean Affordable Energy
CCR	Coal Combustion Residuals
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
Community Solar Act	Senate Bill 84 effective June 18, 2021
COVID-19	Novel coronavirus global pandemic
CSA	Coal Supply Agreement
CWIP	Construction work in progress
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	Distribution cost recovery filing
DOE	United States Department of Energy
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
End Date	The date at which the Merger Agreement may be terminated if the Effective Time has not yet occurred; January 20, 2022, subsequently extended to December 31, 2023.
Energy Transition Charge	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
ETBC I	PNM Energy Transition Bond Company I, LLC, formed on August 25, 2023
EUEA	The New Mexico Efficient Use of Energy Act
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FAST Act	SEC’s modernization and simplification of Regulation S-K
FERC	Federal Energy Regulatory Commission

Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
Grid Modernization Application	PNM’s October 3, 2022 application for approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind I	La Joya Wind Facility generating 166 MW of output that became operational in February 2021
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
La Luz	La Luz Generating Station
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub, as amended by the amendment to the Merger Agreement dated January 3, 2022
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger (defined above)
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
NM Supreme Court	New Mexico Supreme Court
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department

NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2019 $40.0 Million Term Loan	PNM’s $40.0 Million Unsecured Term Loan
PNM 2021 Fixed Rate PCRBs	PNM’s $100.3 million PCRBs remarketed on October 1, 2021
PNM 2021 Note Purchase Agreement	PNM’s Agreement for the sale of PNM’s 2021 SUNs
PNM 2021 SUNs	PNM’s $160.0 Million Senior Unsecured Notes issued on July 14, 2021
PNM 2021 Term Loan	PNM’s $75.0 Million 18-month Unsecured Term Loan that was repaid on August 5, 2022
PNM 2022 Delayed- Draw Term Loan	PNM’s $225.0 million Unsecured Term Loan that matures February 5, 2024
PNM Floating Rate PCRBs	PNM’s $100.3 million PCRBs remarketed on July 1, 2020
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNM September 2021 Note Purchase Agreement	PNM’s Agreement for the sale of PNM’s September 2021 SUNs
PNM September 2021 SUNs	PNM’s $150.0 Million Senior Unsecured Notes issued on December 2, 2021
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2018 SUNS	PNMR’s $300.0 Million Senior Unsecured Notes issued on March 9, 2018
PNMR 2019 Term Loan	PNMR’s $150.0 Million Unsecured Term Loan
PNMR 2020 Forward Equity Sale Agreements	PNMR’s Block Equity Sale of 6.2 million Shares of PNMR Common Stock with Forward Sales Agreement
PNMR 2020 Term Loan	PNMR’s $150.0 million Unsecured Term Loan that was repaid on May 18, 2021
PNMR 2020 Delayed-Draw Term Loan	PNMR’s $300.0 million Unsecured Delayed-Draw Term Loan that was repaid on May 18, 2021
PNMR 2021 Delayed-Draw Term Loan	PNMR’s $1.0 Billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
PNMR 2022 ATM Program	PNMR’s agreement to sell up to an aggregate sales price of $200.0 million of common stock
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Development Revolving Credit Facility	PNMR Development’s $40.0 million Unsecured Revolving Credit Facility
PNMR Development Term Loan	PNMR Development’s $65.0 Million Unsecured Term Loan that was repaid on May 18, 2021
v

PNMR Revolving Credit Facility	PNMR’s $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RCT	Reasonable Cost Threshold
RD	Recommended Decision
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RFP	Request For Proposal
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SEC	United States Securities and Exchange Commission
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCEQ	Texas Commission on Environmental Quality
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
TEP	Transportation Electrification Program
TOD	Time of Day
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2021 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2021 Bond Purchase Agreement
TNMP 2021 Bond Purchase Agreement	TNMP’s Agreement for the sale of TNMP’s 2021 First Mortgage Bonds
TNMP 2022 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2022 Bond Purchase Agreement
TNMP 2022 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $160.0 million of TNMP’s 2022 Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
TSAs	Transmission Service Agreements
Tucson	Tucson Electric Power Company
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility

VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
Western Spirit Line	An approximately 150-mile 345-kV transmission line that PNM purchased in December 2021
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRA	Western Resource Advocates
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC
WSPP	Western Systems Power Pool

PART I

ITEM 1.BUSINESS

THE COMPANY
Overview
PNMR is an investor-owned holding company with two regulated utilities serving approximately 824,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.
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

On August 25, 2023, PNM formed PNM Energy Transition Bond Company I, LLC (“ETBC I”), a wholly-owned special purpose subsidiary for the limited purpose of purchasing, owning, and administering energy transition property, issuing Securitized Bonds, and performing related activities.

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

Merger

On October 20, 2020, PNMR, Avangrid and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub would have merged with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. The Merger Agreement provided that it may be terminated by each of PNMR and Avangrid if the Effective Time shall not have occurred by the December 31, 2023 End Date. On December 31, 2023, Avangrid informed PNMR that it was terminating the Merger Agreement effective as of December 31, 2023.

WEBSITES
The PNMR website is an important source of Company information. New or updated information for public access is routinely posted.  PNMR encourages analysts, investors, and other interested parties to register on the website to automatically receive Company information by e-mail. This information includes news releases, notices of webcasts, and filings with the SEC. Participants will not receive information unless requested and can unsubscribe at any time.
Our corporate websites are:

•PNMR: www.pnmresources.com
•PNM: www.pnm.com
•TNMP: www.tnmp.com

PNMR’s corporate website includes a dedicated section providing key environmental and other sustainability information related to PNM’s and TNMP’s operations and other information that collectively demonstrates the Company’s commitment to ESG principles. This information highlights plans for PNM to have an emissions-free generating portfolio by 2040.

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

Also available on the Company’s website at https://www.pnmresources.com/esg-commitment/governance.aspx and in print upon request from any shareholder are PNMR’s:

•Corporate Governance Principles
•Code of Ethics (Do the Right Thing – Principles of Business Conduct; Supplier Code of Conduct)
•Charters of the Audit and Ethics Committee, Nominating and Governance Committee, Compensation and Human Resources Committee, and Finance Committee
•Restated Articles of Incorporation and Bylaws

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

PNM Operational Information

PNM is an electric utility that provides electric generation, transmission, and distribution service to its rate-regulated customers. PNM was incorporated in the State of New Mexico in 1917. PNM’s retail electric service territory covers a large area of north-central New Mexico, including the cities of Albuquerque, Rio Rancho, and Santa Fe, and certain areas of southern New Mexico. Service to retail electric customers is subject to the jurisdiction of the NMPRC. The largest retail electric customer served by PNM accounted for 3.6% of its retail electric revenues for the year ended December 31, 2023 and 2022. Other services provided by PNM include wholesale transmission services to third parties. Regulation encompasses the utility’s electric rates, service, accounting, issuances of securities, construction of major new generation, abandonment of existing generation, types of generation resources, transmission and distribution facilities, and other matters. See Notes 16 and 17 for additional information on rate cases and other regulatory matters.

Weather-normalized retail electric KWh sales decreased by 1.0% in 2023 and increased by 1.5% in 2022. The system peak demands for retail customers are as follows:

System Peak Demands

	2023	2022	2021
	(Megawatts)
Summer	2,162	2,139	1,968
Winter	1,545	1,526	1,518

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow the utility to access public rights-of-way for placement of its electric facilities. To the extent franchise agreements expire in some areas PNM serves, PNM remains obligated under New Mexico state law to provide service to customers in these areas, and therefore, the expirations should not have a material adverse impact. The Albuquerque, Rio Rancho, and Santa Fe metropolitan areas accounted for 41.6%, 7.4% and 5.9% of PNM’s 2023 revenues and no other franchise area represents more than 5%. PNM also earns revenues from its electric retail operations in its service areas that do not require franchise agreements.

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

PNM began participating in the EIM in 2021 which has generated cost savings that are passed through to customers in PNM’s FPPAC. PNM also engages in activities to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-ahead, week-ahead, and other sales of excess generation not required to fulfill retail load and contractual commitments. These activities have significantly increased electric operating revenues and are passed on to customers under PNM’s FPPAC with no impact to net earnings. PNM continues to evaluate opportunities that benefit customers and is exploring opportunities with the expectation of reliably achieving incrementally greater cost savings and using the region’s increasing renewable resources more efficiently. PNM supports efforts in the Western United States to expand regional market opportunities by participating in day-ahead market design initiatives and discussions on Regional Transmission Organization formation.

Regulatory Activities

NMPRC Regulated Retail Rate Proceedings

The rates PNM charges retail customers are subject to traditional rate regulation by the NMPRC. In December 2022, PNM filed the 2024 Rate Change with the NMPRC. The application proposed an increase of $63.8 million in base non-fuel revenues. The requested change primarily reflected investments in transmission and distribution infrastructure, largely offset by cost reductions resulting from PNM’s transition to lower-cost, clean generation resources including the retirement of the SJGS and expiration of leased capacity from PVNGS. The request also included updated depreciation rates for natural gas plants to align with the Company’s 2040 carbon-free portfolio goal.

On December 8, 2023, the hearing examiners in the case issued a RD. The RD proposed an increase in non-fuel revenues of $6.1 million compared to the $63.8 million increase requested by PNM. Major components of the difference in the increase in non-fuel revenues proposed in the RD, included:

•A ROE of 9.26% compared to the 10.25% requested by PNM
•Finding of prudency regarding PNM’s decision to remain in Four Corners and a remedy for the prudency to be a disallowance to PNM’s total Four Corners net book value by $84.8 million
•Approval of $51.3 million of PNM’s requested $96.3 million regulatory asset for PVNGS undepreciated investments, but disallowance of a return on the remaining $45.0 million or any CWIP associated with it
•Recommended capital structure of 49.61% equity, 50.10% debt, and 0.29% preferred stock

On January 3, 2024, the NMPRC issued a final order largely adopting the RD. The most notable difference in the final order is with regards to PVNGS. The final order requires that the regulatory liability associated with leased capacity at PVNGS after the Unit 1 lease expired on January 15, 2023, be returned to ratepayers over two years through a separate rate rider. In addition, the NMPRC had modifications that included approval of accelerated depreciation for specific gas plants, approval of PNM’s TOD pilot program, and ordered PNM to update the remedy associated with Four Corners. See Note 17.

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

PNM has a NMPRC-approved rate rider to collect costs for renewable energy procurements that are not otherwise being collected in rates. If PNM’s earned return on jurisdictional equity in a calendar year, adjusted for weather and other items not representative of normal operation, exceeds the NMPRC-approved rate by 0.5%, the rider provides that PNM would refund the excess to customers during the following year. PNM slightly exceeded the limitation in 2022 and does not expect to exceed the limitation in 2023. See Note 17. The NMPRC has also approved riders designed to allow PNM to bill and collect substantially all fuel and purchased power costs, costs of approved energy efficiency initiatives, and costs associated with enhancing transportation electrification in New Mexico.

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

The Energy Transition Act (“ETA”)

The ETA became effective in 2019. As discussed below, the ETA amends the REA and requires utilities operating in New Mexico to provide 100% zero-carbon energy by 2045. The ETA also provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue to qualified investors securitized bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities. Proceeds from the energy transition bonds must be used to provide utility service to customers and for other costs as defined by the ETA. In 2020, the NMPRC unanimously approved the hearing examiners’ recommended decisions regarding the abandonment of SJGS and the related securitized financing under the ETA. On August 25, 2023, PNM formed ETBC I for the limited purpose of purchasing, owning, and administering energy transition property, issuing Securitized Bonds, and performing related activities. On November 15, 2023, ETBC I issued $343.2 million of Securitized Bonds and purchased energy transition property from PNM.

In early 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and to issue approximately $300 million of energy transition bonds as provided by the ETA. PNM’s request provided background on the prudence of PNM’s investment in Four Corners and explained how the proposed sale and abandonment provides a net public benefit. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application. On July 6, 2023, the NM Supreme Court issued a decision concluding that the NMPRC reasonably and lawfully denied PNM’s application for abandonment, determining that PNM did not meet its burden in challenging the NMPRC’s final order. The Company is evaluating the facts and circumstances surrounding the exit of Four Corners and will determine next steps.

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

TNMP’s service territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of the Dallas-Fort Worth International Airport, eastward to municipalities near the Red River, and to communities north, west, and south of Fort Worth. The second portion of its service territory includes the area along the Texas Gulf Coast between Houston and Galveston, and the third portion includes areas of far west Texas between Midland and El Paso. TNMP owns 1,026 miles of electric transmission lines that interconnect with other utilities in Texas. There has been a significant increase in interconnection requests and cryptocurrency mining applications on the TNMP system, which has necessitated new transmission stations, upgrades at existing stations, and transmission line capacity upgrades.

TNMP provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP’s service area. See Notes 16 and 17 for additional information on rate cases and other regulatory matters.

For its volumetric load consumers billed on KWh usage, TNMP was flat in its weather normalized retail KWh sales in 2023 and experienced an increase of 2.4% in 2022. For its weather normalized demand-based load, excluding retail transmission consumers, TNMP experienced an increase of 14.1% in 2023 and an increase of 17.3% in 2022. As of December 31, 2023, 116 active REPs receive transmission and distribution services from TNMP. In 2023, the three largest REPs accounted for 25%, 19%, and 11% of TNMP’s operating revenues. No other consumer accounted for more than 10% of revenues.

TNMP holds long-term, non-exclusive franchise agreements for its electric transmission and distribution services. These agreements have varying expiration dates, and some have expired. TNMP intends to negotiate and execute new or amended franchise agreements with municipalities where the agreements have expired or will be expiring. Since TNMP is the exclusive provider of transmission and distribution services in most areas that it serves, the need to renew or renegotiate franchise agreements should not have a material adverse impact. TNMP also earns revenues from service provided to facilities in its service area that lie outside the territorial jurisdiction of the municipalities with which TNMP has franchise agreements.

Regulatory Activities

The rates TNMP charges customers are subject to traditional rate regulation by the PUCT. On January 1, 2019, TNMP implemented a PUCT order in TNMP’s 2018 Rate Case to increase annual base rates by $10.0 million based on a ROE of 9.65%, a cost of debt of 6.44%, and a capital structure comprised of 55% debt and 45% equity. The increase reflects the reduction in the federal corporate income tax rate to 21.0%. Under the approved settlement stipulation TNMP was granted authority to update depreciation rates and refund the regulatory liability related to federal tax reform to customers.

The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT approved interim adjustments to TNMP’s transmission rates of $14.2 million in March 2022, $5.3 million in September 2022, $19.4 million in May 2023, and $4.2 million in September 2023. On January 25, 2024, TNMP filed an application to further update its transmission rates, which would increase revenues by $13.1 million annually. The application is pending before the PUCT. The PUCT approved interim adjustments to TNMP’s distribution revenue requirement of $6.8 million in September 2022 and $14.5 million in September 2023. In the 2023 Texas Legislative sessions a bill was passed that will now permit DCRF proceedings to be filed twice per year, shortening the regulatory timeframe for the proceedings. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs.

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
SOURCES OF POWER
PNM
Generation Capacity

As of December 31, 2023, the total net generation capacity of facilities owned or leased by PNM was 1,672 MW. PNM also obtains power under long-term PPAs for the power produced by Valencia, New Mexico Wind, Red Mesa Wind, Casa Mesa Wind, La Joya Wind I and II, the Lightning Dock Geothermal facility, the Solar Direct solar facility, the Route 66 solar facility, and the NMRD-owned solar facilities. In addition, PNM has battery storage agreements which went into effect in 2023.

PNM’s capacity in electric generating facilities, which are owned, leased, under PPAs or battery storage agreements, in commercial operation as of December 31, 2023 is:

			Generation		Percent of
			Capacity		Generation
Type	Name	Location	(MW)		Capacity
Solar	PNM-owned solar	Twenty sites in New Mexico	158		5.7%
Solar	NMRD-owned solar	Los Lunas, New Mexico	180		6.5
Solar	Solar Direct	Rio Arriba County, New Mexico	50		1.8
Solar	Route 66	Cibola County, New Mexico	50		1.8
Wind	New Mexico Wind	House, New Mexico	200		7.2
Wind	Red Mesa Wind	Seboyeta, New Mexico	102		3.7
Wind	Casa Mesa Wind	House, New Mexico	50		1.8
Wind	La Joya Wind I	Torrance, New Mexico	166		6.0
Wind	La Joya Wind II	Torrance, New Mexico	140		5.0
Geothermal	Lightning Dock Geothermal	Lordsburg, New Mexico	11		0.4
Battery Storage	Arroyo	McKinley County, New Mexico	150		5.4
Battery Storage	Jicarilla	Rio Arriba County, New Mexico	20		0.7
Renewable resources			1,277		46.0

Gas	Reeves Station	Albuquerque, New Mexico	146		5.2
Gas	Afton (combined cycle)	La Mesa, New Mexico	235		8.5
Gas	Lordsburg	Lordsburg, New Mexico	85		3.1
Gas	Luna (combined cycle)	Deming, New Mexico	190		6.8
Gas/Oil	Rio Bravo	Albuquerque, New Mexico	149		5.4
Gas	Valencia	Belen, New Mexico	155		5.6
Gas	La Luz	Belen, New Mexico	41		1.5
Gas-fired resources			1,001		36.1

Nuclear	PVNGS	Wintersburg, Arizona	298	[1]	10.7

Coal	Four Corners	Fruitland, New Mexico	200		7.2
			2,776		100.0%
1 In January 2024, leased capacity of 10 MW in PVNGS Unit 2 expired and the rights to the capacity were acquired by SRP from the lessors. Subsequently, PNM’s interest in PVNGS represents 7.3% and 288 MW.

Renewables

In addition to PNM’s owned solar facilities, PNM has a customer distributed solar generation program that represented 281.6 MW at December 31, 2023. PNM enters into battery storage agreements and purchases renewable power under long-term PPAs, all currently having expiration dates beginning in January 2035 and extending through May 2047. The NMPRC has approved plans for PNM to procure energy and RECs from additional renewable resources to serve retail customers and a data center located in PNM’s service territory, including the portfolio to replace SJGS and the PVNGS Leased Interest Abandonment Application. If adjusted for these approved plans, the table above would reflect the percentage of generation capacity from fossil-fueled resources of 27.0%, from nuclear resources of 6.5%, and from renewable resources of 66.5%. In addition, PNM has filed an application with the NMPRC seeking approval of resources to be available for the 2026 summer peak, which are necessary for PNM to safely and reliably meet its projected system load. These renewable resources are key for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the ETA, without exceeding cost requirements.

These resources and their currently expected operation dates are as follows:

			Generation
		Expected	Capacity
Type	Resource For	Operation	(MW)
NMPRC Approved
Solar	Retirement of SJGS	2024	550
Battery Storage	Retirement of SJGS	2024	100
Solar	PVNGS Leased Interest Abandonment	2024	300
Battery Storage	PVNGS Leased Interest Abandonment	2024	300
Solar	Meta Data Center	2024/2025	330
Battery Storage	Meta Data Center	2024/2025	100
Owned Battery Storage	Battery Storage	2024	12
			1,692
NMPRC Approval Pending
Solar	2026 Resource Application	2026	100
Battery Storage	2026 Resource Application	2026	250
Owned Battery Storage	2026 Resource Application	2026	60
			410
Fossil‑Fueled Plants

SJGS was a four-unit coal-fired plant operated by PNM, the last of which (Unit 4) was retired in September 2022.

Four Corners Units 4 and 5 are 13% owned by PNM. These units are jointly owned with APS, SRP, Tucson, and NTEC, and are operated by APS. PNM had no ownership interest in Four Corners Units 1, 2, or 3, which were shut down by APS in 2013. The Four Corners plant site is located on land within the Navajo Nation and is subject to an easement from the federal government. APS, on behalf of the Four Corners participants, negotiated amendments to extend the owners’ right to operate the plant on the site to July 2041. In June 2021, APS and the owners of Four Corners entered into agreements to operate Four Corners seasonally beginning in Fall 2023, subject to the necessary approvals including PNM’s Four Corners Abandonment Application at the NMPRC. Under seasonal operations, a single unit would remain online year-round, subject to market conditions as well as planned maintenance outages and unplanned outages. In addition, the other unit would be operational throughout the summer season when customer demand is the highest. In the third quarter of 2023, APS notified the other participant owners of Four Corners of their intent to request normal operations between November 1, 2023 and May 31, 2024. PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, which was denied by the NMPRC. See Note 17.

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

Nuclear Plant

PNM is participating in the three units of PVNGS with APS (the operating agent), SRP, EPE, SCE, SCPPA, and the Department of Water and Power of the City of Los Angeles. Currently, PNM has ownership interests of 2.3% in Unit 1, 9.4% in Unit 2, and 10.2% in Unit 3.

In 2021, PNM and SRP entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to SRP certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2, which SRP has agreed to acquire from the lessors upon termination of the existing leases. The proposed transaction between PNM and SRP received all necessary approvals, and in January 2023, the Unit 1 leases expired and PNM relinquished the associated 7.9% entitlement share of the power and energy generated by Unit 1. The remaining Unit 2 lease expired in January 2024 and PNM relinquished the associated 0.8% entitlement share of the power and energy generated by Unit 2. See Notes 16 and 17 for information on other PVNGS matters including the PVNGS Leased Interest Abandonment Application and Note 8 for additional information concerning the PVNGS leases.

Purchased Power

A summary of purchased power, excluding Valencia, is as follows:

	Year Ended December 31,
	2023	2022
Purchased under long-term PPAs
MWh	3,047,505	3,179,472
Cost per MWh	$28.94	$37.45
Other purchased power
Total MWh	4,639,342	5,645,918
Cost per MWh	$80.97	$67.15

Plant Operating Statistics

Equivalent availability of PNM’s major base-load generating stations was:

Plant	Operator	2023	2022
Four Corners	APS	61.2%	83.2%
PVNGS	APS	91.4	90.7
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

FUEL
PNM
The percentages (on the basis of KWh) of PNM’s generation of electricity, including Valencia, fueled by coal, nuclear fuel, and gas and oil, and the average costs to PNM of those fuels per MMBTU were as follows:

	Coal		Nuclear		Gas
	Percent of Generation	Average Cost	Percent of Generation	Average Cost	Percent of Generation	Average Cost
2023	12.8%	$4.19	32.3%	$0.73	49.9%	$3.42
2022	36.7	2.97	35.4	0.73	23.9	7.61

In 2023 and 2022, 5.0% and 4.1% of PNM’s generation was from utility-owned solar, which has no fuel cost. Due to locally available natural gas, the utilization of locally available coal deposits, and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future. PNM recovers substantially all of its fuel and purchased power costs through the FPPAC.

Coal

Substantially all of PNM’s coal costs are passed on to PNM’s customers under the FPPAC. Four Corners obtains its coal requirements from a mine near the plant. The coal supply arrangement for Four Corners runs through July 6, 2031 and provides for pricing adjustments over its term based on economic indices.

See Note 16 for additional information about PNM’s coal supply arrangements. See Note 17 for additional information about PNM’s SJGS Abandonment Application, PNM’s Four Corners Abandonment Application, and PNM’s IRP, which all focus on a carbon-free electricity portfolio by 2040.
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
Nuclear Fuel and Waste

PNM is one of several participants in PVNGS. The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The PVNGS participants have contracted for 100% of PVNGS’s requirements for uranium concentrates through 2026 and an average of 60% through 2028. Additional needed supplies are covered through existing inventories or spot market transactions. For conversion services, 100% are contracted through 2026 and an average of 80% through 2028. Additional needed conversion services are covered through existing inventories or spot market transactions. For enrichment services, 80% is contracted through 2026. For fuel assembly fabrication 100% is contracted through 2027.
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

Culture

Our diverse and inclusive workforce makes the Company successful through our core values of safety, caring, and integrity. Our culture fosters an accountability and behavioral mindset to sustain shared purpose. Transparency, collaboration, and innovation create both individual and organizational focus on achieving key results. Aligned with the core value of safety, we continued an in-depth safety culture initiative with training and actionable plans integrated into leadership development. In addition, we incorporate mental and physical well-being into our culture through a robust employee wellness program.

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

Diversity and Inclusion

Our core values also drive a culture committed to diversity and inclusion. Our diverse workforce enables the Company to provide exceptional value to our customers and stakeholders. Our 1,635 employees include 33% represented by a bargaining unit, 28% women, 55% minorities, 15% identified as disabled, and 9% veterans. Our diversity goal at the Company is for our workforce to mirror the communities we serve. To enhance diversity, we take a multi-tiered approach, including required training for all employees on topics including Americans with Disability Act and diversity in the workplace and leaders are trained in unconscious bias, incorporating diversity into our hiring process and undertaking targeted recruitment with organizations supporting diverse candidates. Compensation equity is reviewed three times per year and we perform a robust annual succession planning process, including an evaluation of our programs for diversity and inclusion.

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

Employees
The following table sets forth the number of employees of PNMR, PNM, and TNMP as of December 31, 2023:

	PNMR	PNM	TNMP
Corporate (1)	435	—	—
PNM	810	810	—
TNMP	390	—	390
Total	1,635	810	390
(1) Represents employees of PNMR Services Company.

As of December 31, 2023, PNM had 333 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW Local 611 that is in effect through April 30, 2026. As of December 31, 2023, TNMP had 207 employees represented by IBEW Local 66 covered by a collective bargaining agreement that is in effect through August 31, 2027. The wages and benefits for PNM and TNMP employees who are members of the IBEW are typically included in the rates charged to electric customers and consumers, subject to approval of the NMPRC and PUCT.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors, which are neither presented in order of importance nor weighted, include:

•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of regulatory proceedings
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including the potential exit from Four Corners
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt and access the financial markets in order to repay or refinance debt as it comes due and for ongoing operations and construction expenditures due to disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates resulting from any negative impacts from regulatory proceedings, actions by the Federal Reserve or geopolitical activity
•The risks associated with the cost and completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including renewable energy resources, approved PPAs and battery storage agreements related to replacement resources for facilities retired or for which the leases terminated), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues beyond the extent of insurance coverage
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants

•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the interpretation of changes in tax laws, the Inflation Reduction Act of 2022, the Infrastructure Investment and Jobs Act, and other matters
•Risks related to climate change, including potential financial and reputational risks resulting from increased stakeholder scrutiny related to climate change, litigation, legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets, including the impacts to transmission margins
•Changes in price and availability of fuel and water supplies, including the ability of the mine supplying coal to Four Corners and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from actions by the Federal Reserve to address inflationary concerns, and international developments
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate reclamation and decommissioning at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

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
Regulatory Risks
The profitability of PNMR’s utilities depends on being able to recover their costs through regulated rates and earn a fair return on invested capital, including investments in its generating plants. Without timely cost recovery, including recovery of undepreciated investments and the opportunity to earn a fair return on capital investments, PNMR’s liquidity and results of operations could be negatively impacted. Further, PNM and TNMP are in a period of significant capital expenditures. While increased capital investments, higher interest rates, and other costs are placing upward pressure on rates charged to customers, energy efficiency initiatives and other factors are placing downward pressure on customer usage. The combination of these matters could adversely affect the Company’s results of operations and cash flows.
The rates PNM charges its customers are regulated by the NMPRC and FERC. TNMP is regulated by the PUCT. The Company is in a period requiring significant capital investment and is projecting total construction expenditures for the years 2024-2028 to be $6.1 billion. PNM and TNMP anticipate a trend toward increasing costs, for which they will have to seek regulatory recovery. These costs include, or are related to, costs of asset construction for generation, transmission, and distribution systems necessary to provide electric service, as well as the cost to remove and retire existing assets, environmental compliance expenditures, regulatory mandates to acquire power from renewable resources, regulation related to nuclear safety, increased costs related to cybersecurity, increased interest costs to finance capital investments, and depreciation. If the NMPRC does not authorize appropriate recovery of any of the costs discussed above, including undepreciated generating resources at the time those resources are removed from service and fails to authorize recovery of the costs of obtaining power to replace those resources, PNM’s financial position, results of operations, and cash flows could be negatively impacted.

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
In December 2022, PNM filed the 2024 Rate Change that included investments in transmission and distribution infrastructure for the six years between 2019 through 2024 as primary drivers of PNM’s identified revenue deficiency and a request for an ROE of 10.25%. The revenue deficiency is largely offset by cost reductions resulting from PNM’s transition to lower-cost, clean generation resources. On January 3, 2024, the NMPRC issued a final order increasing non-fuel rates by a fraction of what was requested in the application and approving an ROE of 9.26%. The final order also provided for specific disallowances of PNM’s undepreciated investments in Four Corners and PVNGS. This adverse outcome in the 2024 Rate Change could negatively impact PNM’s financial position, results of operation, and cash flows. See Note 17.

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

The utility industry is facing increasing stakeholder scrutiny related to ESG matters. Recently, PNMR has seen a rise in certain stakeholders, such as investors, customers, employees, and lenders, placing increasing importance on the impact and social cost associated with climate change. Federal GHG reduction measures setting emission guidelines remain in a state of uncertainty. Therefore, PNMR is dealing with an uncertain regulatory and policy environment and increased scrutiny and changing stakeholder expectations with respect to environmental and climate change programs, judicial decisions, and international accords. Under the Biden Administration, EPA and other federal agencies have sought to expand climate change regulations and work to aggressively reduce GHG emissions. Many state agencies, environmental advocacy groups, and other organizations will continue to focus on decarbonization with enhanced attention on GHG from fossil-fueled generation facilities. See discussion above and Note 17, regarding PNM’s abandonment applications and the ETA. PNM currently depends on fossil-fueled generation for 43.3% of its electricity. As discussed under Climate Change Issues, this type of generation could be subject to future EPA or state regulations requiring GHG reductions. The anticipated expansion of federal and state regulations could result in additional operating restrictions on facilities and increased generation and compliance costs.

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

In the first round of the CAA regional haze program, BART determinations were made for both SJGS and Four Corners, requiring the facilities to reduce the levels of visibility-impairing emissions, including NOx, through the installation of control technology, resulting in operating cost increases. Deadlines for SIPs for the second planning period were in July 2021 which NMED was unable to meet. NMED is currently preparing its next regional haze SIP and notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM retired its share of SJGS in 2022.

In February 2024, EPA proposed to impose a federal implementation plan on New Mexico to address the interstate transport of ozone and its precursors, referred to by EPA as the “good neighbor” rule. If finalized as proposed, compliance with the rule would require specified fossil fuel-fired generating resources to participate in an ozone-season NOx emission allowance trading program that will limit total NOx emissions from all affected units within the state of New Mexico.

If PNM fails to timely obtain, maintain or comply with any required environmental regulatory approval, operations at affected facilities could be suspended or could subject PNM to additional expenses and potential penalties. Failure to comply with applicable environmental laws and regulations also could result in civil liability arising out of government enforcement actions or private claims. Environmental noncompliance could also result in reputational harm, which may cause stock price decreases or cause certain investors and financial institutions not to purchase the Company’s debt securities or otherwise provide the Company with capital or credit on favorable terms, which may cause the cost of capital to increase. In addition, PNMR and its operating subsidiaries may underestimate the costs of environmental compliance, liabilities, and litigation due to the uncertainty inherent in these matters. Although there is uncertainty about the timing and form of the implementation of EPA’s regulations regarding GHG emissions, climate change, CCRs, power plant emissions, changes to the ambient air quality standards, and other environmental issues, the promulgation and implementation of such regulations could have a material impact on operations. The Company is unable to estimate these costs due to the many uncertainties associated with, among other things, the nature and extent of future regulations and changes in existing regulations, including the changes in regulatory policy under the Biden Administration. Timely regulatory recovery of costs associated with any environmental-related regulations would be needed to maintain a strong financial and operational profile. The above factors could adversely affect the Company’s business, financial position, results of operations, and liquidity.

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
The Company’s financial performance depends on the successful operation of PNM’s generation assets, as well as the transmission and distribution systems of PNM and TNMP. PNM’s retirement of SJGS and the potential retirement of Four Corners will increase PNM’s dependency on other generation resources, including renewable resources, gas-fired facilities, and PVNGS, and will reduce PNM’s flexibility in managing those resources. Unscheduled or longer than expected maintenance outages, breakdown or failure of equipment or processes due to aging infrastructure, inability to install or operate renewable resources, temporary or permanent shutdowns to achieve environmental compliance, other performance problems with the generation assets, severe weather conditions, accidents and other catastrophic events, acts of war or terrorism, cybersecurity attacks, wildfires, disruptions in the supply, quality, and delivery of fuel and water supplies, and other factors could result in PNM’s load requirements being larger than available system generation capacity. Unplanned outages of generating units and extensions of scheduled outages occur from time to time and are an inherent risk of the Company’s business. If these were to occur, PNM would be required to purchase electricity in either the wholesale market or spot market at the then-current market price. There can be no assurance that sufficient electricity would be available at reasonable prices, or available at all. The failure of transmission or distribution facilities may also affect PNM’s and TNMP’s ability to deliver power. These potential generation, distribution, and transmission problems, and any service interruptions related to them, could result in lost revenues and additional costs.

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

The utility industry in which the Company operates is a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure, some of which are deemed to be critical infrastructure under NERC guidelines. Certain of the Company’s systems are interconnected with external networks. In the regular course of business, the utilities handle a range of sensitive security and customer information. PNM and TNMP are subject to the rules of various agencies and the laws of various states, related to safeguarding and maintaining the confidentiality of this information. Cyber-attacks regularly occur, and generally are unsuccessful. To date, those few events that were successful did not result in significant or consequential business impacts. However, despite steps the Company may take to detect, mitigate, and/or eliminate threats and respond to security incidents, the techniques used by those who wish to obtain unauthorized access, and possibly disable or sabotage systems and/or abscond with information and data, change frequently and continue to evolve with the use of artificial intelligence and the Company may not be able to protect against all such actions.

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
Following the transfer of the PVNGS Unit 1 Leased Interest to SRP in January 2023 and the expiration of the leased interest in Unit 2 in January 2024, PNM currently has a 7.3% undivided interest in PVNGS. PVNGS represented 10.7% of PNM’s total generating capacity as of December 31, 2023. PVNGS is subject to environmental, health, and financial risks including but not limited to the ability to obtain adequate supplies of nuclear fuel and water, the ability to dispose of spent nuclear fuel, decommissioning of the plant (see above), securing the facilities against possible terrorist attacks, and unscheduled outages due to equipment failures.

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

As a result of construction delays, most of the SJGS replacement resources were not available for the 2022 and 2023 summer peak load periods. If these delays continue, PNM’s existing resources, including available reserves, may be insufficient for 2024 summer peak load reliability. Prolonged delays in replacement resources for SJGS, PVNGS, availability of existing resources, and increased costs for purchasing capacity may negatively impact the results of operations and cash flows. See Note 17.

In 2022, the NMPRC adopted revisions to the IRP Rule that revamp and modernize the planning process to accommodate increased stakeholder involvement. The IRP Rule establishes a collaborative facilitated process for a utility and stakeholders to agree on a statement of need for potential new or additional resources, as well as an action plan to guide procurement or development of resources to meet the stated need. Following acceptance of the statement of need and action plan, a utility will provide the NMPRC and intervenors drafts of the request for proposals (“RFP”) and a timeline for issuing, receiving, evaluating, and ranking bids. The NMPRC will then appoint an Independent Monitor (“IM”) to oversee the RFP process, which allows for parties and the IM to comment on the RFP consistency with the IRP, after which the utility issues the RFP. On December 2, 2022, PNM filed an appeal with the NM Supreme Court of the NMPRC’s final order which adopted revisions to the IRP Rule. See Note 17. The proposed oversight of the procurement process is likely to prevent a utility’s timely acquisition of necessary resources and may inhibit competitive procurement.

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
Supply chain issues, high inflation, actions by the Federal Reserve to address inflationary concerns and other market conditions, geopolitical activity and the resulting impact on business and economic conditions could negatively affect the Company’s business, results of operations, financial condition, cash flows, and the trading value of PNMR’s common stock and the Company’s debt securities.

Continued supply chain issues were initially experienced during high inflation, actions by the Federal Reserve to address inflationary concerns or other market conditions, geopolitical activity and the resulting impact on the economy and financial markets could adversely affect the Company’s business, results of operations, financial condition, cash flows, and access to the capital markets. The Company provides critical electric services and has implemented business continuity and emergency response plans to continue to provide these services to its customers and to support the Company’s operations. The Company is also continuing to work with our suppliers to understand and mitigate the potential impacts to our supply chain and have taken steps to ensure the availability of critical components by increasing lead times and maintaining integrity of our systems.

However, there is no assurance that the continued effects of these market conditions will not adversely impact our business, results of operations, financial condition, cash flows, ability to access the capital markets, and the trading value of the Company’s common stock and debt securities. These effects could adversely impact the Company by:

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
The operating results of PNMR and its operating subsidiaries are seasonal and are affected by weather conditions.
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

PNM and TNMP have large networks of electric transmission and distribution facilities. Weather conditions including severe drought, high winds, and the natural desert vegetation in the U.S. Southwest region and Texas could contribute to wildfires in or near PNM’s and TNMP’s service territories. PNM and TNMP take proactive steps to mitigate wildfire risk. However, wildfire risk is always present and PNM and TNMP could be held liable for damages incurred as a result of wildfires caused, or allegedly caused, by their transmission and distribution systems. In addition, wildfires could cause damage to PNM’s and TNMP’s assets that could result in loss of service to customers or make it difficult to supply power in sufficient quantities to meet customer needs. These events could have negative impacts on the Company’s financial position, results of operations, and cash flows.
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
PNMR and its subsidiaries rely on access to both short-term and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations. In general, the Company relies on its short-term credit facilities as the initial source to finance construction expenditures. This results in increased borrowings under the facilities over time. The Company is currently projecting total construction expenditures for the years 2024-2028 to be $6.1 billion. If PNMR or its operating subsidiaries are not able to access capital at competitive rates, or at all, PNMR’s ability to finance capital requirements and implement its strategy will be limited. Disruptions in the credit markets, which could negatively impact the Company’s access to capital, could be caused by an economic recession, declines in the health of the banking sector generally or the failure of specific banks who are parties to the Company’s credit facilities, deterioration in the overall health of the utility industry, the bankruptcy of an unrelated energy company, war, terrorist attacks, cybersecurity attacks, or threatened attacks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy

Process for identifying, assessing, and managing cybersecurity risks

From an overall enterprise risk management perspective, the Company views cybersecurity as a “tier 1” risk and considers it one of its top priorities. The Company’s cybersecurity program (the “Cybersecurity Program”) includes processes to identify, assess, and manage material risks from cybersecurity threats. The Cybersecurity Program utilizes a risk-based approach and includes written cybersecurity and information technology policies and procedures, including a cybersecurity incident response plan. The Company’s Cybersecurity Program is led by its Vice President and Chief Information Officer (“CIO”), who oversees the management and development of all business technology and security for the Company and its subsidiaries. The CIO is also responsible for federal reliability standards compliance, critical infrastructure protection and the supply chain function.

The Cybersecurity Program is a robust, enterprise-wide, risk-based security program that adheres to the guidelines of the National Institute of Science and Technology (“NIST”) Cybersecurity Framework for Protecting Critical Infrastructure to define material risks and establish controls designed to protect, detect, respond to, and recover from cybersecurity incidents. To protect the most critical systems, the Company also complies with the NERC Critical Infrastructure Protection Standards.

The Company regularly assesses control results through third party audits, penetration tests and internal assessments to continuously improve cyber protections and data privacy controls. The Company partners with government and industry peers in several cybersecurity programs to share information and provide mutual assistance in the event of a cyber-attack. Supply chain risk of third-party suppliers is also assessed as part of the procurement process and incorporates cybersecurity contractual stipulations in its supplier contracts. The Company remains focused on increasing cybersecurity awareness and is continuously evaluating and implementing effective, up-to-date technologies and processes to enhance its cybersecurity capabilities.

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of the Company’s cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on the Company’s cybersecurity measures, including information security maturity assessments, audits and independent reviews of the Company’s information security control environment and operating effectiveness. The results of such assessments, audits, and reviews are reported to the Audit and Ethics Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits, and reviews.

Risks from cybersecurity threats

The information set forth under Item 1A, “Risk Factors” — “PNMR, PNM, and TNMP are subject to information security breaches and risks of unauthorized access to their information and operational technology systems as well as physical threats to assets.” on page A-16 of this Annual Report on Form 10-K is hereby incorporated by reference. As of December 31, 2023, our financial condition, results of operations or business strategy have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.

Cybersecurity Governance

Management’s role in assessing and managing the Company’s material risks from cybersecurity threats

The Company’s management is responsible for managing cybersecurity risk and bringing to the Audit and Ethics Committee and Board’s attention the most significant cybersecurity risks facing the Company.  The CIO oversees the Company’s Cybersecurity Program and reports to the Company’s President and Chief Operating Officer. The CIO leads the development, implementation, and enforcement of security policies and data breach resiliency plans, as well as works with internal and external cybersecurity and IT teams to monitor and maintain the security of the Company’s IT infrastructure. The CIO is supported by a team of enterprise information, system security, and risk professionals. The CIO receives reports on cybersecurity threats on an ongoing basis and regularly reviews risk management measures implemented by the Company to identify and mitigate data security and cybersecurity risks. The CIO updates senior management on these matters and works closely with the General Counsel to oversee compliance with legal, regulatory, and contractual security requirements. The CIO has significant information technology and program management experience and has served many years in the Company’s information security organization. The CIO is a Certified Information Systems Security Professional, Certified Information Systems Auditor and Certified Information Security Manager. In addition, the CIO has a M.S. in Information Systems.

Board oversight of risks from cybersecurity threats

Cybersecurity risk oversight remains a priority for the Board who is responsible for oversight of the Company’s information security program, including compliance and risk management and the review of cybersecurity risks. The Board has adopted a Cyber Risk Policy which is overseen by the Audit and Ethics Committee. The Audit and Ethics Committee’s oversight of cyber risk management assists in the Board’s assessment of the adequacy of resources, funding, and focus within the Company with respect to cyber risk. Specifically, the Audit and Ethics Committee assists the Board in its oversight responsibilities regarding the company-wide security risk management practices, including overseeing the practices, procedures, and controls that management uses to identify, assess, respond to, remediate, and mitigate risks related to cybersecurity. The Audit and Ethics Committee provides oversight of management’s efforts to identify and mitigate cyber risk. Specifically, senior leadership, including the CIO, regularly briefs the Audit and Ethics Committee and the Board on Company’s cybersecurity posture. In executing its risk oversight duties, the Audit and Ethics Committee and the Board can and does access internal and external expertise regarding the Company’s challenges and opportunities related to cybersecurity

ITEM 2.PROPERTIES

PNMR

The significant properties owned by PNMR include those owned by PNM and TNMP and are disclosed below.

PNM

See Sources of Power in Part I, Item 1 Business above for information on PNM’s owned and leased capacity in electric generating stations. As of December 31, 2023, PNM owned, or jointly owned, 3,428 miles of electric transmission lines, 5,768 miles of distribution overhead lines, 6,098 miles of underground distribution lines (excluding street lighting), and 251 substations. PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private, and Native American lands. PNM owns and leases communication, office and other equipment, office space, vehicles, and real estate. PNM also owns service and office facilities throughout its service territory. See Note 8 for additional information concerning leases.

TNMP

TNMP’s facilities consist primarily of transmission and distribution facilities located in its service areas. TNMP also owns and leases vehicles, service facilities, and office locations throughout its service territory. As of December 31, 2023, TNMP owned 1,026 miles of overhead electric transmission lines, 7,328 miles of overhead distribution lines, 1,516 miles of underground distribution lines, and 128 substations. Substantially all of TNMP’s property is pledged to secure its first mortgage bonds. See Note 7.

ITEM 3.LEGAL PROCEEDINGS

See Note 16 and Note 17 for information related to the following matters for PNMR, PNM, and TNMP, incorporated in this item by reference.

Note 16

•Cooling Water Intake Structures
•Santa Fe Generating Station

Note 17

•PNM – 2020 Decoupling
•PNM – Integrated Resource Plan
•PNM – Grid Modernization Application
•PNM – Community Solar Act
•TNMP – Transmission Cost of Service Rates
•TNMP – Periodic Distribution Rate Adjustment

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

SUPPLEMENTAL ITEM – INFORMATION ABOUT EXECUTIVE OFFICERS OF PNM RESOURCES, INC.
All officers are elected annually by the Board of PNMR. Executive officers, their ages as of February 16, 2024 and offices held with PNMR for the past five years are as follows:

Name	Age	Office	Initial Effective Date
P. K. Collawn	65	Chairman and Chief Executive Officer	May 2022
		Chairman, President, and Chief Executive Officer	January 2012
J. D. Tarry	53	President and Chief Operating Officer	May 2022
		Senior Vice President and Chief Financial Officer	January 2020
		Vice President, Controller and Treasurer	September 2018
E. A. Eden	57	Senior Vice President, Chief Financial Officer and Treasurer	May 2022
		Vice President and Treasurer	February 2021
P. V. Apodaca	72	Senior Vice President, General Counsel, and Secretary	January 2010

PART II

ITEM 5.MARKET FOR PNMR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange under the symbol “PNM”.
Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.3675 per share in August 2023 and $0.3475 per share in August 2022. The Board declared dividends on common stock considered to be for the third quarter of $0.3675 per share in September 2023 and $0.3475 per share in September 2022. In December 2022, the Board increased the quarterly dividend from $0.3475 to $0.3675 per share. In December 2023, the Board increased the quarterly dividend from $0.3675 to $0.3875 per share. PNMR targets a long-term dividend payout ratio of 5% of ongoing earnings per share growth, which is a non-GAAP financial measure, that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. PNMR uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.
On February 16, 2024, there were 6,941 holders of record of PNMR’s common stock. All of the outstanding common stock of PNM and TNMP is held by PNMR. There have been no issuer purchases of equity securities.

All of PNM’s and TNMP’s common stock is owned by PNMR and is not listed for trading on any stock exchange. See Note 6 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Preferred Stock

As of December 31, 2023, PNM has 115,293 shares of cumulative preferred stock outstanding. PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2023 and 2022. PNMR and TNMP do not have any preferred stock outstanding.

Sales of Unregistered Securities

None.

ITEM 6.    [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. The MD&A for PNM and TNMP is presented as permitted by Form 10-K General Instruction I (2) as amended by the FAST Act. For additional information related to the earliest of the two years presented please refer to the Company’s 2022 Annual Report on Form 10-K. A reference to a “Note” in this Item 7 refers to the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, unless otherwise specified. Certain of the tables below may not appear visually accurate due to rounding.

MD&A FOR PNMR
EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 824,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

Recent Developments

Merger

On October 20, 2020, PNMR, Avangrid and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub would have merged with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. The Merger Agreement provided that it may be terminated by each of PNMR and Avangrid if the Effective Time shall not have occurred by December 31, 2023 End Date. On December 31, 2023, Avangrid informed PNMR that it was terminating the Merger Agreement effective as of December 31, 2023.

2024 Rate Change

In December 2022, PNM filed the 2024 Rate Change with the NMPRC. The application proposed an increase of $63.8 million in base non-fuel revenues. The requested increase was based on a calendar year 2024 FTY and reflected an ROE of 10.25%, investments in transmission and distribution infrastructure, largely offset by cost reductions resulting from PNM’s transition to lower-cost, clean generation resources including the retirement of the SJGS and expiration of leased capacity from PVNGS. The request also included updated depreciation rates for natural gas plants to align with the Company’s 2040 carbon-free portfolio goal.

On December 8, 2023, the hearing examiners in the case issued a RD. The RD proposed an increase in non-fuel revenues of $6.1 million compared to the $63.8 million increase requested by PNM. Major components of the difference in the increase in non-fuel revenues proposed in the RD, included:

•A ROE of 9.26% compared to the 10.25% requested by PNM
•Finding of prudency regarding PNM’s decision to remain in Four Corners and a remedy for the prudency to be a disallowance to PNM’s total Four Corners net book value by $84.8 million
•Approval of $51.3 million of PNM’s requested $96.3 million regulatory asset for PVNGS undepreciated investments, but disallowance of a return on the remaining $45.0 million or any CWIP associated with it
•Recommended capital structure of 49.61% equity, 50.10% debt, and 0.29% preferred stock

On January 3, 2024, the NMPRC issued a final order largely adopting the RD. The most notable difference in the final order is with regards to PVNGS. The final order requires that the regulatory liability associated with leased capacity at PVNGS after the Unit 1 lease expired on January 15, 2023, be returned to ratepayers over two years through a rate rider. In addition, the NMPRC had modifications that included approval of accelerated depreciation for specific gas plants, approval of PNM’s TOD pilot program, and ordered PNM to update the remedy associated with Four Corners. See Note 17.

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

Texas Legislation

In the 2023 Texas Legislative session, several bills were passed to support utility reliability and resiliency by encouraging and protecting utility infrastructure investments. The bill with the largest near-term financial impact to TNMP is the DCRF legislation that adds a second filing per year and shortens the regulatory timeframe for the proceedings. Other bills include system resiliency and temporary mobile generation, which provide opportunities for added investment in TNMP’s service territory and reduce uncertainty around rate recovery. Another bill directs ERCOT to develop reliability plans for the Permian Basin which could result in the need for additional investments in the West Texas service territory. Additionally, the Damaging Critical Infrastructure Bill helps protect TNMP’s investments in response to criminal offenses damaging critical infrastructure facilities. These pieces of legislation demonstrate that Texas continues to encourage utility investment and prioritizes timely rate recovery. TNMP will look to prioritize investments aligned with these measures that improve the quality of service for current and future customers.

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

The Energy Transition Act (“ETA”)

The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also allows for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue Securitized Bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. See additional discussion of the ETA in Note 16 and the issuance of Securitized Bonds in Note 7.

The ETA has and will have a significant impact on PNM’s future generation portfolio, including PNM’s retirement of SJGS in 2022 and the exit of Four Corners. PNM cannot predict the full impact of the ETA on potential future generating resource abandonment and replacement filings with the NMPRC.

State Regulation

SJGS Abandonment Application – In July 2019, PNM filed the SJGS Abandonment Application with the NMPRC. The application included several replacement resource scenarios including PNM’s recommended replacement scenario, which is consistent with PNM’s goal of having a 100% emissions-free generating portfolio by 2040 and would have provided cost savings to customers while preserving system reliability.

In 2020, the NMPRC issued an order which authorized PNM to abandon SJGS by June 30, 2022, to issue Securitized Bonds of up to $361 million, and to establish the Energy Transition Charge upon issuance of the Securitized Bonds. The NMPRC’s order required an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. In addition, PNM was granted authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, and economic development funds. Later that year, the NMPRC issued an order approving replacement resource selection criteria identified in the ETA.

On February 28, 2022, WRA and CCAE filed a joint motion for order to show cause and enforce financing order and supporting brief, which requested that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS is abandoned even if the issuance of Securitized Bonds occurs at a later date. On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order requiring PNM to, among other things revise its rates to remove all of the costs of SJGS and issue rate refunds to customers at the time of the abandonment. On June 29, 2022, the

NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. SJGS Unit 1 ceased operations in July 2022 and SJGS Unit 4 ceased operations in September 2022. In September 2022, the NM Supreme Court issued a partial stay of NMPRC’s order and PNM suspended issuing rate refunds. On August 18, 2023, PNM, along with the intervening parties in the pending appeal of the matter addressing customer bill credits and resolution of the remaining steps involved in the SJGS retirement under the ETA, filed an Unopposed Joint Motion for Abeyance and Remand to Implement Settlement and Request for Expedited Order at the NM Supreme Court. In the motion, the parties asked the NM Supreme Court to hold the appeal in abeyance and remand the matter to the NMPRC to allow the NMPRC to consider and take formal action on a unanimous proposed settlement on remand. Under the terms of the unanimous settlement, PNM would provide $115.0 million in rate refunds to customers over a one-year period, resolving all disputes raised in the matter addressing customer bill credits involved in the SJGS retirement before the NMPRC, including removal of SJGS ratemaking and prudence issues in the 2024 Rate Change. On September 14, 2023, the NM Supreme Court remanded the matter to the NMPRC. On September 21, 2023, the NMPRC approved the unanimous settlement agreement. See Notes 16 and 17. On November 15, 2023, ETBC I issued $343.2 million in Securitized Bonds. See Note 7.

Four Corners Abandonment Application - In early 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s 13% share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of Securitized Bonds as provided by the ETA. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a notice of appeal with the NM Supreme Court of the NMPRC decision to deny the application. On July 6, 2023, the NM Supreme Court issued a decision concluding that the NMPRC reasonably and lawfully denied PNM’s application for abandonment, determining that PNM did not meet its burden in challenging the NMPRC’s final order. For additional information regarding prudency of PNM’s investments in Four Corners see 2024 Rate Change in Note 17. The Company is evaluating the facts and circumstances surrounding the exit of Four Corners and will determine next steps.

PNM enhanced its plan to exit Four Corners and emphasized its ESG strategy to reduce carbon emissions on March 12, 2021 with an announcement for additional plans allowing for seasonal operations at Four Corners beginning in the fall of 2023, subject to the necessary approvals, including PNM’s Four Corners Abandonment Application at the NMPRC. The solution for seasonal operations would ensure the plant is available to serve each owners’ customer needs during times of peak energy use while minimizing operations during periods of low demand. This approach would result in an estimated annual 20 to 25 percent reduction in carbon emissions at the plant and retains jobs and royalty payments for the Navajo Nation. In the third quarter of 2023, APS notified the other participant owners of Four Corners of their intent to resume normal operations between November 1, 2023 and May 31, 2024. See additional discussion of the ETA and PNM’s Four Corners Abandonment Application in Notes 16 and 17.

PVNGS Leased Interest Abandonment Application - On April 2, 2021, PNM filed the PVNGS Leased Interest Abandonment Application. In the application PNM requested NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM also sought NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which acquired the Leased Interest from the lessors upon termination of the leases.

On August 25, 2021, the NMPRC issued an order confirming PNM requires no further NMPRC authority to abandon the PVNGS Leased Interest and to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP. On November 18, 2022, the NMPRC issued its order on Joint Motion for Accounting Order requiring PNM to establish a regulatory liability to track and account for, upon termination of the PVNGS leases, all costs currently borne by ratepayers associated with those leases during pendency of the 2024 Rate Change, subject to a determination of ratemaking treatment. In addition, PNM may establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases, and to record cost differences in the proceeds from SRP for the sale of the PVNGS Leased Assets and the actual book value. Recovery of these items was determined in the 2024 Rate Change. In the 2024 Rate Change, PNM also addressed unresolved issues including whether PNM’s decision to renew the five leases and the repurchase of 64.1 MW in PVNGS Unit 2 capacity exposed ratepayers to additional financial liability beyond that to which they would have been exposed, and whether PNM should be denied recovery of future decommissioning expenses as a remedy for imprudence. The NMPRC has approved replacement resources for its PVNGS Leased Interest of 300 MW solar PPA combined with a 300 MW battery storage agreement. PNM anticipates these facilities will be in service in 2024 and continues to pursue additional resources to replace the PVNGS leases. For additional information on PNM’s Leased Interest and the associated abandonment application see Note 8 and Note 17, respectively.

Summer Peak Resource Adequacy - Throughout 2021, 2022 and 2023, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects as well as delays in replacement resources for the PVNGS leased capacity that expired in January 2023. In the second half of 2022 and the first quarter of 2023, PNM entered into agreements totaling 420 MW of firm power purchases for the summer peak in 2023 and the purchase of 40 MW of firm capacity at PVNGS for all twelve months of 2023, providing PNM with a projected system reserve margin necessary to meet customer demand. While PNM continues to experience new system peaks, PNM’s generation resources performed sufficiently with no challenges to resource adequacy during the 2022 and 2023 summer peak seasons. PNM anticipates that a majority of the SJGS and PVNGS leased capacity replacement resources will be available prior to the 2024 summer peak season and may also secure additional firm energy market purchases necessary to meet customer load during the 2024 summer season. See Note 17.

2020 Decoupling Petition – In 2020, PNM filed a petition for approval of a rate adjustment mechanism that would decouple the rates of its residential and small power rate classes. Decoupling is a rate design principle that severs the link between the recovery of fixed costs of the utility through volumetric charges. On April 27, 2022, the NMPRC issued an order finding that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. On May 24, 2022, PNM filed a notice of appeal with the NM Supreme Court. The NM Supreme Court held oral arguments on November 13, 2023. See Note 17.

The Community Solar Act - The Community Solar Act establishes a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of accessing solar energy produced by a community solar facility in accordance with the Community Solar Act. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar facilities (applicable until November 2024) and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. The Act also includes several tribal-friendly provisions that can fast track solar development on tribal lands. As required under the Community Solar Act, on March 30, 2022, the NMPRC issued an order that adopted a rule on the administration of the Community Solar Act program. See Note 17.

PNM Rate Riders and other

The NMPRC has approved PNM recovering fuel costs through the FPPAC, as well as rate riders for renewable energy, energy efficiency, and the TEP. These mechanisms allow for more timely recovery of investments. PNM’s Grid Modernization Application includes proposals for installation and deployment of advanced metering infrastructure investments and recovery under a rate rider permitted by New Mexico legislation. See Note 17.

TNMP

The regulatory framework in Texas strongly encourages investments into the grid by providing timely recovery through rate mechanisms outside of general rate cases. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs. In 2024, TNMP anticipates filing its first resiliency plan under the new rules implementing the legislation passed in 2023. An independent evaluation and development of a system resiliency plan covering three years is required in the filing. Under the rules, we may choose to recover the associated capital investments under the existing TCOS and DCRF rules. The rules also allow for recovery of certain O&M costs, such as vegetation management expenditures that exceed the amount authorized for recovery in base rates. TNMP also has approximately 273,000 advanced meters across its service territory, the costs of which are being recovered through base rates.

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

The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
February 2022	6.1%
December 2022	5.8
December 2023	5.4

Maintaining Investment Grade Credit Ratings

The Company is committed to maintaining investment grade credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. On January 15, 2024, S&P revised PNMR, PNM & TNMP’s outlook to stable from positive. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. All of the credit ratings issued by both Moody’s and S&P on the Company’s debt continue to be investment grade.

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

PNM participates in the EIM, a real-time wholesale energy trading market operated by the CAISO that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. The NMPRC approved collection of PNM’s regulatory asset to recover the initial capital investments and implementation and ongoing costs necessary to participate in the EIM in the 2024 Rate Change final order. PNM has experienced an aggregate of $91.5 million in cost savings to customers through participation in the EIM, which includes $44.4 million occurring in the year ended December 31, 2023. PNM passes the cost savings through to customers under PNM’s FPPAC.

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

Utility Plant and Strategic Investments

Utility Plant Investments – During the 2022 and 2023 periods, PNM and TNMP together invested $1.9 billion in utility plant, including transmission and distribution systems, substations, power plants, and nuclear fuel. Investment plans emphasize new investments in transmission and distribution infrastructure to support growing demand with grid reliability and resilience and to deliver clean energy. The Company has been improving the diversification of its rate base among regulatory jurisdictions, moving TNMP and FERC transmission rate base to over half of the consolidated rate base.

Investments at TNMP support the continued high growth across each region of its service territory. Economic growth across Texas continues to push the demands on TNMP’s system to new levels, including a new system peak in January 2024. Additionally, the Texas legislature in 2023 passed a series of bills aimed at encouraging investments to enhance grid reliability and resilience. The PUCT has developed, and continues to develop, rules associated with the new legislation. TNMP will submit filings for investments and recovery in accordance with these new rules in addition to the existing rate recovery mechanisms.

PNM has also experienced growing demand, including a new system peak recorded in 2023. PNM investments are aimed at advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. In addition, projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and modernize PNM’s electric grid through infrastructure and technology improvements. Under New Mexico legislation for grid modernization, any approved investments may be recovered under a rate rider.

At PNM, an increase in transmission investments also supports growing transmission demands across the system and are recovered through an annual FERC formula rate mechanism based on a usage-based system allocation.

See the subheading Capital Requirements included in the full discussion of Liquidity and Capital Resources below for additional discussion of the Company’s projected capital requirements.

Strategic Investments – In 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. As of December 31, 2023, NMRD’s renewable energy capacity in operation was 185.1 MW, which includes 180 MW of solar-PV facilities to supply energy to the Meta data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico. On January 11, 2024, the NMPRC approved PNM’s an application to service the data center for an additional 140 MW of solar PPA combined with 50 MW of battery storage expected to be operational in 2025.

On December 22, 2023, PNMR Development and AEP Onsite reached agreement for the sale of NMRD and its subsidiaries for approximately $230 million, subject to adjustment to reflect the actual amounts of certain components of working capital at closing. Closing occurred on February 27, 2024, with PNMR Development receiving $117.0 million upon settlement. As previously disclosed, PNMR expects to use the net proceeds from the sale of NMRD to reduce the future external capital needs at PNMR and support continued investments in regulated rate base at PNMR’s utilities. See Note 21.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first three years of that period. On September 14, 2022 and November 2, 2022, the NMPRC adopted revisions to the IRP Rule. The revisions revamp and modernize the planning process to accommodate increased stakeholder involvement. On December 2, 2022, PNM filed an appeal with the NM Supreme Court of the NMPRC’s final order which adopted revisions to the IRP Rule. The NM Supreme Court has scheduled oral arguments for May 13, 2024. See additional discussion of the NMPRC adopted revision to the IRP Rule in Note 17.

In the second quarter of 2022, PNM initiated its 2023 IRP process which covers the 20-year planning period from 2023 through 2042. Consistent with past IRPs, PNM received public input from interested parties as part of this process. On December 15, 2023, PNM filed its 2023 IRP with a continued focus on a carbon-free energy system by 2040. The plan highlights the need for the significant sustained addition of resources over the next two decades, replacing retiring or expiring capacity, and meeting concurrent load growth, while reducing the carbon intensity of PNM’s portfolio.

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

In 2020, PNM announced an agreement to partner with Sandia National Laboratories in research and development projects focused on energy resiliency, clean energy, and national security. The partnership demonstrates PNMR’s commitment to ESG principles and its support of projects that further its emissions-free generation goals and plans for a reliable, resilient, and secure grid to deliver New Mexico’s clean energy future. PNM also recently joined the Electric Power Research Institute (“EPRI”) Climate READi (Resilience and Adaptation) Initiative, a three-year initiative to develop a comprehensive and consistent approach to physical climate risk and facilitate the analysis and application of appropriate climate data among all stakeholders to enhance the planning, design and operation of a resilient power system. In addition, PNM’s Time-of-Day pilot approved in the 2024 Rate Change final order incentivizes customers, through price signals, to use energy during the day when renewable generation is abundant.

The Infrastructure Investment and Jobs Act, also commonly known as the Bipartisan Infrastructure Law (“BIL”), was signed into law on November 15, 2021. This act represents a “once-in-a-generation” investment designed to modernize and upgrade America’s infrastructure. The BIL includes historic investments to upgrade the transmission and distribution systems to improve reliability and resilience, and to facilitate the deployment of more affordable and cleaner energy across the country. In collaboration with a coalition of both private and public entities and with the principal grantee GridBeyond Ltd, PNM applied for a BIL grant through DOE in the Advanced Reliability and Resiliency Operations for Wind and Solar (“ARROWS”) program. GridBeyond Ltd, as principal grantee, will receive $3.9 million in BIL funding and PNM will provide the in-kind, $3.9 million, local match. The project aims to boost confidence in renewable power investments using GridBeyond Ltd artificial intelligence (“AI”) -powered distributed energy resource management system (“iDERMS”) technology. The AI-powered platform will be used to forecast, optimize, and control resources such as wind, solar, and batteries on PNM’s power grid in real-time and will enable GridBeyond Ltd to collect, analyze, and quantify the overall energy savings to determine how successfully PNM is able to integrate these resources against a backdrop of variable renewable power output and storage.

PNM also recently submitted concept papers for a second round of Grid Resilience and Innovation Partnership (“GRIP”) funding through DOE for the following projects:

•$25.0 million for a total grid orchestration project to develop a means of managing the operational risk of a carbon-free grid composed of highly distributed, predominantly third party owned, generation and virtual generation assets, allowing for optimal dispatching to increase Distributed Energy Resources’ (“DER”) hosting capacity, improve service quality, provide DER value stacking, and increase equity among the communities of New Mexico;
•$15.0 million to enable Virtual Power Plant (“VPP”) control on PNM’s power grid, enhancing PNM’s control systems to integrate VPP, deploying distribution and behind-the-meter assets to enable a pilot area, and enabling a VPP program between PNM and third party VPP aggregators for five substations; and
•$25.0 million for Artificial Intelligence Management (“AIM”) for the Rockies: Wildfire Mitigation to create a smart grid and advance New Mexico’s plans to implement cutting-edge technologies for wildfire mitigation. AIM for the Rockies will implement an ignition management program, using data collection on ignitions in hazardous fire areas and use wildfire cameras, acoustic sensors and AI software to model an innovative approach to wildfire mitigation that will help PNM make more informed decisions on asset and operations deployment in critical situations.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. The IRA provides benefits for PNMR and its customers by extending and enhancing clean energy incentives such as the investment tax credit and production tax credit. As the Company continues its transition away from carbon emitting sources, these credits will reduce the cost of renewable investments. In addition, the IRA includes a new production tax credit for existing nuclear facilities that is expected to create an added benefit for PNM’s ownership in the carbon-free PVNGS. Other IRA provisions will encourage transportation electrification with new electric vehicle credits and added incentives for vehicle charging infrastructure. For many of the IRA provisions, additional clarification and detailed guidance from the IRS is still pending.

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

To demonstrate PNMR’s commitment to increase the electrification of vehicles in its service territory, PNM implemented the TEP in 2022. TEP supports customer adoption of electric vehicles by addressing barriers to adoption. PNM’s TEP program budget provides both residential and non-residential customers funding towards the purchase of chargers and/or behind-the-meter infrastructure, as well as customer education and outreach on EV specific electricity rates to encourage charging during off-peak periods. Over 25% of the program budget is dedicated to low- and moderate-income customers to plan for an equitable transition to an electrified transportation sector.

In 2021, PNM joined the National Electric Highway Coalition, which plans to build fast-charging ports along major U.S. travel corridors. The coalition, with approximately 50 investor-owned electric companies is committed to providing EV fast charging ports that will allow the public to drive EVs with confidence throughout the country’s major roadways. To support this initiative, PNM’s TEP program includes the installation of a charging network along major roadways in New Mexico.

Other Environmental Matters

Four Corners may be required to comply with environmental rules that affect coal-fired generating units, including climate, regional haze, and ozone rules and the ETA. On May 23, 2023, EPA proposed new carbon pollution standards for coal and natural gas-fired power plants under Section 111 of the CAA. PNM is currently evaluating the proposed rule, which will have an impact on Four Corners as an existing coal-fired power plant and could potentially affect PNM’s gas resources as well. On February 16, 2024, EPA proposed to impose a federal implementation plan on New Mexico to address the interstate transport of ozone and its precursors, referred to by EPA as the “good neighbor” rule, which may also impact PNM’s gas resources by requiring participation in an ozone-season NOx emission allowance trading program. See Note 16.

Renewable Energy
PNM’s renewable procurements in service as of December 31, 2023 with a total net generation capacity of 1,277 MW include utility-owned solar capacity, as well as solar, wind, geothermal, and battery storage. In addition to PNM’s owned solar facilities, PNM also has a customer distributed solar generation program that represented 281.6 MW at December 31, 2023. The NMPRC has approved plans for PNM to procure energy and RECs from additional renewable resources to serve retail customers and a data center located in PNM’s service territory, including the portfolio to replace SJGS and the PVNGS Leased Interest Abandonment Application. PNM’s approved renewable resource plans have a generation capacity of 1,692 MW and are expected in operation by 2025. In addition, PNM filed an application with the NMPRC seeking approval of 410 MW of renewable resources for the 2026 summer peak. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the ETA, without exceeding cost requirements. For additional discussion of the ETA, PNM’s Abandonment Applications, and 2026 Resource Application see Notes 16 and 17.
PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS and carbon-free resource requirements.

Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2023, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs is estimated to be 101 GWh. This is equivalent to the annual consumption of approximately 14,500 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2023, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs is estimated to be approximately 17 GWh. This is equivalent to the annual consumption of approximately 2,297 homes in TNMP’s service territory. TNMP’s high-performance homes residential new construction energy efficiency program has earned the Energy Star Partner of the Year award for 7 years, including 5 years receiving the Sustained Excellence Award, recognizing long-term commitment to fighting climate change and protecting public health through energy efficiency. For information on PNM’s and TNMP’s energy efficiency filing with the NMPRC and PUCT see Note 17.

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

In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2023, 20 of the Company’s 21 facilities met or exceeded the solid waste diversion goal of a 65% diversion rate. The Company expects to continue to do well in this area in the future.

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

In 2023, PNM implemented in-person residential and business customer advisory councils to build and improve customer relationships as well as to provide PNM with a way to enhance its understanding of customers’ needs, gauge interest levels, develop and guide programs and solutions to be highly customer centric. Additionally, PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced customer service engagement options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. In 2023, PNM and the electric utility industry as a whole, continued to experience a decline in customer satisfaction as measured by J.D. Power. However, PNM remains focused on continuously improving its customers’ experience at every touchpoint and placing greater focus on customer assistance through economic uncertainty.

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

PNM continues to focus on addressing energy affordability by promoting participation in utility programs among households with high energy burden to offset high bills. PNM has implemented efforts to increase participation in low income energy efficiency programs, providing additional aid through the PNM Good Neighbor Fund, the establishment of a temporary Summer High Heat Fund that provided bill assistance to low and moderate income customers, partnering with state agencies to make it easier to access funding, improving access to clean energy through expanded outreach and communication, and the implementation of low income transportation electrification programs. As a result of these communication efforts, 6,769 families in need received emergency assistance through the PNM Good Neighbor Fund during 2023. Additionally, PNM has worked closely with the New Mexico Department of Finance and Administration to implement strategies ensuring customers receive rent benefits, including utility bill assistance, from the Emergency Rental Assistance Program (“ERAP”). As a result of these efforts, the ERAP has paid over $8.8 million in customer arrears since the launch of the program in March 2021.

During the three years ended December 31, 2023, corporate giving contributed $12.5 million to civic, educational, environmental, low income, and economic development organizations. During 2023, corporate giving has maintained a strategic focus on these pillars and continues to highlight corporate citizenship through active involvement with sponsorships demonstrating PNM’s commitment to the community. In 2023, this corporate giving included $1.0 million to support New Mexico high school students and their ability to participate in electric trade programs. In the third quarter of 2023, PNM shareholders donated $0.6 million to a newly created PNM Summer Heat Bill Help Fund which delivered crucial relief to low and moderate income customers struggling to pay their electric bills during the record-breaking 2023 summer heatwave and $0.5 million was given to the PNM Good Neighbor Fund.

Another demonstration of the Company’s commitment to ESG principles is the Company’s tradition of supporting the communities it serves in New Mexico and Texas. This support extends beyond corporate giving and financial donations from the PNM Resources Foundation to also include collaborations on community projects, low-income customer assistance programs, and employee volunteerism.

PNMR recognizes its responsibility to support programs and organizations that enrich the quality of life across its service territories and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In response to community needs, PNMR partners with other corporate funders to support nonprofits and small businesses. While its service territory does not include the Navajo Nation, PNM’s operations include generating facilities and employees in this region. The PNM Navajo Nation Workforce Training Scholarship Program provides support for Navajo tribal members and encourages the pursuit of education and training in existing and emerging jobs in the communities in which they live. PNM has invested in paid summer college engineering internship programs for American Indian students available in the greater Albuquerque area, established the PNM Pueblo Education Scholarship Endowment to invest in higher education for Native American Indian students, and supported the development of an entrepreneur complex located in Albuquerque and operated by the Indian Pueblo Cultural Center, owned by the 19 pueblo nations of New Mexico. PNM also continues to partner with the Navajo Nation in the Light up Navajo project, piloted in 2019 and modeled as a mutual aid project with over 25 utilities nationwide participating to connect Navajo homes without electricity to the power grid. PNM has partnered with New Mexico universities to enhance intern programs and developed a business coalition model to drive economic development through intern partnerships. PNM has also partnered with key nonprofit organizations to initiate funding and action for programs focused on diversity, equity and inclusion.

Employee volunteers are the lifeblood of a healthy corporate culture. Community giving through volunteers’ time and effort is at the heart of employee engagement. Throughout 2023, the Company held large-scale volunteer events, working alongside nonprofits, schools, and vulnerable communities throughout New Mexico and Texas. More than 500 employees in both states participated in the “Day of Service”, a workday event encouraging employee volunteerism. Throughout the year, employees volunteer their time generously through independent volunteer activities and board participation. Employees strengthen community resilience by giving at least 9,000 volunteer hours each year to support the health, safety, and well-being of diverse communities.

In addition to the extensive engagement both PNM and TNMP have with nonprofit organizations in their communities, the PNM Resources Foundation provides an annual average of nearly $1.4 million in grant funding over the past three years across New Mexico and Texas. These grants help nonprofits innovate or sustain programs to grow and develop their mission, develop and implement environmental programs, and provide educational opportunities. The PNM Resources Foundation continued to expand its matching and volunteer grant programs and the annual amount of matching donations available to each of its employees was increased. The PNM Resources Foundation also approved an increase to the amount awarded to employees, through the employee crisis management fund, who have been affected by the wildfires. Throughout 2023, the Foundation celebrated its 40th year of serving community needs highlighting education, inclusion, the environment and community vitality and awarded $0.7 million to 44 organizations in New Mexico and Texas.

Economic Factors

PNM – In 2023, PNM experienced a decrease in weather normalized residential load of 1.0%, slightly offset by an increase in weather normalized commercial load of 0.2% compared to 2022. In addition, PNM experienced a decrease in industrial load of 4.6% compared to 2022.

TNMP – In 2023, TNMP’s volumetric weather normalized retail load was flat when compared to 2022. Weather normalized demand-based load, excluding retail transmission consumers, increased 14.1% in 2023 compared to 2022.

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

Results of Operations

Net earnings attributable to PNMR were $87.8 million, or $1.02 per diluted share in the year ended December 31, 2023 compared to $169.5 million, or $1.97 per diluted share in 2022. Among other things, earnings in the year ended December 31, 2023 benefited from higher transmission margin at PNM and TNMP, warmer weather at PNM, higher distribution rates at TNMP, higher demand-based load at TNMP, increased performance on PNM’s NDT, coal mine reclamation and SJGS decommissioning investment securities, and decreased operational and maintenance expense and depreciation expense at PNM primarily due to the retirement of SJGS and the disposition of the PVNGS Unit 1 Leased Interest. These increases were more than offset by regulatory disallowances resulting from the NMPRC final order in the 2024 Rate Change, the SJGS abandonment settlement agreement, higher employee related, outside services and vegetation management expenses at PNM and TNMP, increased depreciation and property taxes at TNMP due to increased plant in service, new capacity arrangements at PNM, lower weather normalized retail load at PNM, milder weather at TNMP, and higher interest charges at PNM, TNMP and Corporate and Other. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

PNMR, PNM, and TNMP have revolving credit facilities with capacities of $300.0 million, $440.0 million, and $100.0 million. Total availability for PNMR on a consolidated basis was $459.4 million at February 16, 2024. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries. For additional details regarding the Company’s revolving credit facilities, see Note 7.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $6.8 billion for 2024-2028. These construction expenditures include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives for investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Application.

As discussed in Note 7, in November 2022, PNMR entered into a distribution agreement, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through sales agents under the PNMR 2022 ATM Program. During 2023, PNMR entered into forward sales agreements with third-party forward purchasers relating to the sale of 4.4 million shares of common stock, under the PNMR 2022 ATM Program, which is now concluded. On December 15, 2023, PNMR physically settled all shares under the PNMR 2022 ATM Program by issuing 4.4 million shares to the forward purchasers and receiving net proceeds of $198.2 million. Following this settlement, no shares of PNMR’s common stock remain subject to future settlement under the PNMR 2022 ATM Program. See Note 7.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into a number of other financing arrangements. For further discussion on these financing arrangements see Liquidity and Capital Resources discussion below as well as Note 7.

After considering the effects of these financings and the Company’s short-term liquidity position as of February 16, 2024, the Company has consolidated maturities of long-term and short-term debt aggregating $658.0 million in the period from January 1, 2024 through February 28, 2025. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2024-2028 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of December 31, 2023 and February 16, 2024, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Also, refer to Disclosure Regarding Forward Looking Statements in Part I, Item 1 and to Risk Factors in Part I, Item 1A.

A summary of net earnings attributable to PNMR is as follows:

	Year Ended December 31,		Change
	2023	2022	2023/2022
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$87.8	$169.5	$(81.8)
Average diluted common and common equivalent shares	86.4	86.2	0.2
Net earnings attributable to PNMR per diluted share	$1.02	$1.97	$(0.95)

The components of the changes in net earnings attributable to PNMR by segment are:

Change
2023/2022
(In millions)
PNM	$(67.7)
TNMP	2.6
Corporate and Other	(16.7)
Net change	$(81.8)

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

	Year Ended December 31,		Change
	2023	2022	2023/2022
	(In millions)

Gross margin	$409.4	$516.4	$(107.0)
Energy production costs	91.6	147.3	(55.7)
Transmission and distribution costs	61.7	58.3	3.4
Depreciation and amortization	177.6	180.8	(3.2)
Utility margin	$740.3	$902.8	$(162.5)

The following table summarizes the operating results for PNM:

	Year Ended December 31,		Change
	2023	2022	2023/2022
	(In millions)
Electric operating revenues	$1,403.9	$1,766.8	$(362.9)
Cost of energy	663.6	864.0	(200.4)
Utility margin	740.3	902.8	(162.5)
Operating expenses	479.5	460.5	19.0
Depreciation and amortization	177.6	180.8	(3.2)
Operating income	83.2	261.5	(178.3)
Other income (deductions)	41.4	(62.2)	103.6
Interest charges	(86.6)	(61.1)	(25.5)
Segment earnings before income taxes	38.0	138.2	(100.2)
Income (taxes)	16.8	(19.2)	36.0
Valencia non-controlling interest	(18.5)	(15.1)	(3.4)
Preferred stock dividend requirements	(0.5)	(0.5)	—
Segment earnings	$35.7	$103.4	$(67.7)

The following table shows GWh sales, including the impacts of weather, by customer class and average number of customers:

	Year Ended December 31,		Percent Change
	2023	2022	2023/2022
	(Gigawatt hours, except customers)
Residential	3,390.7	3,368.0	0.7%
Commercial	3,645.1	3,605.0	1.1
Industrial (1)	1,879.3	1,770.0	6.2
Public authority	215.5	219.9	(2.0)
Economy service (2)	536.5	554.2	(3.2)
Other sales for resale (3)	4,587.1	7,413.3	(38.1)
	14,254.2	16,930.4	(15.8)%
Average retail customer (thousands)	548.0	543.6	0.8%
(1)Includes energy provided by PNM for renewable energy resources to match the energy and capacity requirements of Meta. PNM purchases renewable energy which is passed through to Meta under a rate rider. A special service rate is applied to Meta’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources.
(2)PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.
(3)Includes sales for resale activity resulting from PNM’s participation in the EIM.

Operating results – 2023 compared to 2022

The following table summarizes the significant changes to gross margin:

Year Ended December 31, 2023
Change
Gross margin:	(In millions)

Utility margin (see below)	$(162.5)
Depreciation and amortization (see below)	3.2
Lower plant maintenance costs primarily due to the retirement of SJGS, the disposition of the PVNGS Unit 1 Leased Interest, and lower costs at gas fired plants partially offset by higher costs at Four Corners and the remaining interests in PVNGS	57.3
Higher employee related, outside services, and vegetation management expenses, excluding administrative costs	(4.6)
Other	(0.4)
Net Change	$(107.0)

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2023
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales decreased 1.0% for residential customers and 4.6% for industrial customers, which was partially offset by increased sales to commercial customers of 0.2%	$(0.9)
Weather – Primarily due to hotter weather in the third quarter of 2023	8.8
Transmission – Increase in revenues primarily due to higher market prices and higher volumes partially offset by the FERC Order 864 Settlement (Note 17)	4.7
Unregulated margin – Decreases due to the retirement of SJGS Unit 4 in 2022	(10.3)
Capacity arrangements – New agreements in 2023, including battery storage	(11.8)
Rate refunds – SJGS abandonment settlement agreement partially offset by NMPRC ordered rate refunds in 2022 (Note 17)	(127.5)
2024 Rate Change – PVNGS Unit 1 Leased Interest regulatory liability (Note 17)	(38.4)
FERC ordered time-value refunds in 2022 (Note 17)	8.1
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders	4.8
Net Change	$(162.5)

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2023
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs primarily due to the retirement of SJGS, the disposition of the PVNGS Unit 1 Leased Interest, and lower costs at Four Corners and gas fired plants partially offset by higher costs related to the remaining interests in PVNGS	$(58.5)
Higher employee related, outside services, and vegetation management expenses	6.3
Higher regulatory disallowances and restructuring costs, primarily resulting from the 2024 Rate Change (Note 17)	69.9
Other	1.3
Net Change	$19.0

Depreciation and amortization:

Increased utility plant in service	$6.8
Lower depreciation due to the retirement of SJGS	(8.0)
Lower depreciation due to the disposition of the PVNGS Unit 1 Leased Interest	(3.0)
Other	1.0
Net Change	$(3.2)

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$97.6
Higher interest income and lower trust expenses related to investment securities in the NDT, coal mine reclamation and SJGS decommissioning trusts	4.8
Other	1.2
Net Change	$103.6

Year Ended December 31, 2023
Change
Interest charges:	(In millions)

Higher interest on term loan	$(7.4)
Higher interest on short-term borrowings	(8.3)
Issuance of SUNs in April 2023	(7.6)
Higher interest on transmission interconnections and other customer deposit arrangements	(4.3)
Interest related to ETBC I issuance of Securitized Bonds in November 2023	(2.5)
Higher debt AFUDC	5.8
Other	(1.2)
Net Change	$(25.5)

Income (taxes):

Lower segment earnings before income taxes	$26.3
Higher tax credits in 2023	5.4
Lower amortization of federal excess deferred income taxes (Note 18)	(0.2)
Impacts of the closure of SJGS in 2022	3.5
Lower uncertain tax positions	1.1
Other	(0.1)
Net Change	$36.0

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

	Year Ended December 31,		Change
	2023	2022	2023/2022
	(In millions)

Gross margin	$246.5	$224.1	$22.4
Transmission and distribution costs	37.0	36.4	0.6
Depreciation and amortization	113.1	98.3	14.8
Utility margin	$396.6	$358.8	$37.8

The following table summarizes the operating results for TNMP:

	Year Ended December 31,		Change
	2023	2022	2023/2022
	(In millions)
Electric operating revenues	$535.3	$482.7	$52.6
Cost of energy	138.6	123.9	14.7
Utility margin	396.6	358.8	37.8
Operating expenses	133.4	124.5	8.9
Depreciation and amortization	113.1	98.3	14.8
Operating income	150.0	136.0	14.0
Other income (deductions)	8.4	8.7	(0.3)
Interest charges	(46.2)	(37.2)	(9.0)
Segment earnings before income taxes	112.2	107.4	4.8
Income (taxes)	(17.3)	(15.2)	(2.1)
Segment earnings	$94.9	$92.3	$2.6

The following table shows total GWh sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Year Ended December 31,		Percentage Change
	2023	2022	2023/2022
Volumetric load (1) (GWh)
Residential	3,248.4	3,309.3	(1.8)%
Commercial and other	48.9	49.1	(0.4)
Total volumetric load	3,297.3	3,358.4	(1.8)%
Demand-based load (2) (MW)	30,668.6	24,543.1	25.0%
Average retail consumers (thousands) (3)	272.1	267.9	1.6%
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

Operating results – 2023 compared to 2022

The following table summarizes the significant changes to gross margin:

Year Ended December 31, 2023
Change
Gross margin:	(In millions)

Utility Margin (see below)	$37.8
Depreciation and amortization (see below)	(14.8)
Higher employee related, outside services, and vegetation management expenses, excluding administrative costs	(0.7)
Other	0.1
Net Change	$22.4

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2023
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2022, September 2022, May 2023, and September 2023	$22.1
Distribution rate relief – Distribution cost of service rate increases in September 2022 and September 2023	10.9
Volumetric-based consumer usage/load – Weather normalized KWh sales were flat; the average number of volumetric consumers increased 1.5%	0.6
Demand based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission customers increased 14.1%	8.4
Weather – Milder winter weather was partially offset by warmer summer weather in 2023	(2.3)
Rate riders and other – Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider which are partially offset in operating expense and depreciation and amortization	(1.9)
Net Change	$37.8

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2023
Change
Operating expenses:	(In millions)

Higher employee related, outside services, and vegetation management expenses	$3.8
Higher property tax due to increased utility plant in service	2.4
Higher allocated depreciation and amortization expense from Corporate and Other	1.6
Regulatory disallowance related to notice of violation settlement (Note 17)	1.2
Other	(0.1)
Net Change	$8.9

Depreciation and amortization:

Increased utility plant in service	$14.6
Other	0.2
Net Change	$14.8

Other income (deductions):

AMS Reconciliation carrying charges	$(1.0)
Higher equity AFUDC	0.7
Net Change	$(0.3)

Interest charges:

Issuance of first mortgage bonds in 2023	$(5.7)
Issuance of first mortgage bonds in 2022	(3.2)
Other	(0.1)
Net Change	$(9.0)

Year Ended December 31, 2023
Change
Income (taxes):	(In millions)

Higher segment earnings before income taxes	$(1.0)
Lower amortization of excess deferred income taxes	(0.6)
Other	(0.5)
Net Change	$(2.1)

Corporate and Other
The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,		Change
	2023	2022	2023/2022
	(In millions)
Total revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(26.9)	(22.0)	(4.9)
Depreciation and amortization	28.7	25.7	3.0
Operating income (loss)	(1.9)	(3.7)	1.8
Other income (deductions)	(0.2)	(1.0)	0.8
Interest charges	(57.6)	(29.6)	(28.0)
Segment earnings (loss) before income taxes	(59.7)	(34.3)	(25.4)
Income (taxes) benefit	16.9	8.2	8.7
Segment earnings (loss)	$(42.8)	$(26.1)	$(16.7)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expenses includes a decrease of $0.8 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense are offset in operating expenses as a result of allocation of these costs to other business segments.

Operating results – 2023 compared to 2022

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2023
Change
Other income (deductions):	(In millions)

Higher equity method investment income from NMRD	$1.3
Other	(0.5)
Net Change	$0.8

Interest charges:

Higher interest on short-term borrowings	$(7.3)
Higher interest on term loans	(21.0)
Other	0.3
Net Change	$(28.0)

Income (taxes) benefits:

Higher segment loss before income taxes	$6.4
Income tax impact of non-deductible merger related costs	2.3
Net Change	$8.7

LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows
The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,		Change
	2023	2022	2023/2022
Net cash flows from:	(In millions)
Operating activities	$551.2	$567.3	$(16.1)
Investing activities	(1,088.4)	(950.3)	(138.1)
Financing activities	537.1	386.0	151.1
Net change in cash and cash equivalents	$(0.1)	$3.0	$(3.1)

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

	Year Ended December 31,		Change
	2023	2022	2023/2022
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(63.8)	$(62.8)	$(1.0)
Transmission and distribution	(485.0)	(349.4)	(135.6)
Nuclear fuel	(16.3)	(21.3)	5.0
	(565.1)	(433.5)	(131.6)
TNMP:
Transmission	(124.4)	(188.2)	63.8
Distribution	(340.0)	(261.3)	(78.7)
	(464.4)	(449.5)	(14.9)
Corporate and Other:
Computer hardware and software	(30.6)	(27.5)	(3.1)
General services, building, and other	(15.7)	(2.1)	(13.6)
	$(1,075.8)	$(912.6)	$(163.2)

Other Cash Flows from Investing Activities
Proceeds from sale of plant assets (Note 8)	$32.7	$—	$32.7
Proceeds from sales of investment securities	574.2	526.4	47.8
Purchases of investment securities	(593.2)	(564.9)	(28.3)
Investments in NMRD	(26.3)	—	(26.3)
Other, net	—	0.8	(0.8)
	$(12.6)	$(37.7)	$25.1

Net cash flows from investing activities	$(1,088.4)	$(950.3)	$(138.1)
Cash Flow from Financing Activities
The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings increased $29.9 million in 2023 compared to an increase of $169.3 million in 2022, resulting in a net decrease in cash flows from financing activities of $139.4 million in 2023
•In 2023, PNMR borrowed $500.0 million under the PNMR 2023 Term Loan and used the proceeds to repay borrowings under the PNMR 2021 Delayed Draw Term Loan
•In 2023, PNMR physically settled forward sales of common stock under the PNMR 2022 ATM Program and received $198.2 million in net proceeds that were used to repay amounts borrowed under the PNMR Revolving Credit Facility and for other corporate purposes

•In 2023, PNM issued $200.0 million aggregate principal amount of the PNM 2023 SUNs and used the proceeds to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, to fund capital expenditures, and for other corporate purposes
•In 2023, PNM remarketed $130.0 million of outstanding PCRBs to new investors
•In 2023, PNM repaid $55.0 million of 3.15% SUNs that were due in May 2023
•In 2023, PNM received proceeds from the sale of energy transition property to ETBC I and used those proceeds to repay the $225.0 million PNM 2022 Delayed Draw Term Loan and borrowings under the PNM Revolving Credit Facility
•In 2023, ETBC I issued $343.2 million in Securitized Bonds and used the proceeds to purchase energy transition property from PNM
•In 2023, TNMP issued $185.0 million aggregate principal amount of TNMP 2023 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility, to fund capital expenditures, and for other corporate purposes

Financing Activities
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

On April 28, 2023, PNM entered into an agreement (the “PNM 2023 Note Purchase Agreement”) for the sale and issuance of $200.0 million aggregate principal amount of two series of SUNs. PNM issued $150.0 million of the PNM 2023 SUNs at 5.51%, due April 28, 2035, and another $50.0 million at 5.92%, due April 28, 2053. Proceeds from the PNM 2023 SUNs were used to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, for funding of capital expenditures, and for general corporate purposes.

On April 28, 2023, TNMP entered into an agreement (the “TNMP 2023 Bond Purchase Agreement”) for the sale of $185.0 million aggregate principal amount of two series of TNMP first mortgage bonds. TNMP issued the first series of $130.0 million on April 28, 2023, at a 5.01% interest rate, due April 28, 2033. The second series of $55.0 million was issued on July 28, 2023, at a 5.47% interest rate, due July 28, 2053. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes.

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

On June 30, 2023, PNMR entered into the $500.0 million PNMR 2023 Term Loan. The PNMR 2023 Term Loan matures on June 30, 2026 and bears interest at a variable rate, which was 6.83% at December 31, 2023. The proceeds were used to prepay an equal amount of the PNMR 2021 Delayed Draw Term Loan, without penalty.

On November 15, 2023, ETBC I issued $343.2 million aggregate principal amount of its senior secured energy transition bonds, Series A (“Securitized Bonds”) in two tranches. The first tranche of $175.0 million aggregate principal amount was issued at an interest rate of 5.64% with an expected final payment due in August 2040. The second tranche of $168.2 million aggregate principal amount was issued at an interest rate of 6.03% with an expected final payment due in August 2048.

At December 31, 2022, PNM had $225.0 million outstanding under its PNM 2022 Delayed-Draw Term Loan that was set to mature in February 2024. On November 15, 2023, upon receipt of funds from the sale of energy transition property to ETBC I discussed in Note 7, PNM prepaid the $225.0 million outstanding under the PNM 2022 Delayed-Draw Term Loan, without penalty, and repaid borrowings under the PNM Revolving Credit Facility.

As discussed in Note 7, in November 2022, PNMR entered into a distribution agreement (the “PNMR 2022 ATM Program”). During 2023, PNMR entered into forward sales agreements with third-party forward purchasers relating to the sale of 4.4 million shares of common stock, under the PNMR 2022 ATM Program. The average initial forward sale prices were subject to adjustments based on a net interest rate factor and by future dividends paid on PNMR common stock. PNMR did not initially receive any proceeds upon the execution of these agreements and, except in certain specified circumstances, had the option to elect physical, cash, or net share settlement of the forward sale agreements on or before a date that is 12 months from the agreement effective dates. Refer to Note 7 for information regarding the average initial forward sales prices, the Company’s settlement options and related accounting treatment. On December 15, 2023, PNMR physically settled the forward purchases under the PNMR 2022 ATM Program and received $198.2 million in net cash proceeds that were used to repay borrowings under the PNMR Revolving Credit Facility and for other corporate purposes.

PNMR has entered into multiple hedging arrangements, with maturity dates ranging from September 2023 through December 2025. See Note 7 for the related effective dates and terms of each arrangement. All of these hedging agreements establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in PNMR’s credit rating. These hedge agreements have been accounted for as cash flow hedges.

Capital Requirements
PNMR’s total capital requirements consist of construction expenditures, cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements for 2024-2028 are:

	2024	2025-2028	Total
	(In millions)
Construction expenditures	$1,176.3	$4,876.9	$6,053.2
Dividends on PNMR common stock	139.8	559.3	699.1
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,316.6	$5,438.3	$6,754.9

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Application. These investments provide for a more resilient, reliable, efficient, and decarbonized electric system. Not included in the table above are incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to PNMR. See Note 6 for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the year ended December 31, 2023, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $198.0 million of PCRBs with a mandatory remarketing date in June 2024 and TNMP has $80.0 million of its 4.03% first mortgage bonds due in July 2024. ETBC I also has $2.5 million of scheduled payments due August 2024 for the Securitized Bonds which are funded by the energy transition charge billed to customers (Note 16). See Note 7 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

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

Interest on long-term debt, excluding Securitized Bonds

Interest accrues on long-term debt agreements, at fixed rates, with the passage of time, and is typically paid semi-annually in accordance with the terms of the debt agreement. Provided that these long-term debt agreements are not prepaid or refinanced before their expected maturities, payments of interest are expected to total $113.4 million in 2024, $200.2 million in 2025 and 2026, $177.0 million in 2027 and 2028, and $818.4 million in 2029 and thereafter.

Scheduled payments on Securitized Bonds

Securitized Bonds are subject to fixed, scheduled, principal and interest payment arrangements that are paid semi-annually in accordance with the terms of the agreement and are funded by the energy transition charge billed to customers. See Note 16. Principal payments are expected to total $2.5 million for 2024, $14.2 million for 2025 and 2026, $15.9 million for 2027 and 2028, and $310.6 million for 2029 and thereafter. Interest payments are expected to total $15.0 million for 2024, $39.2 million for 2025 and 2026, $37.5 million for 2027 and 2028, and $223.0 million for 2029 and thereafter.

Transmission service arrangements

PNM owns transmission lines that are interconnected with other utilities in Arizona and Texas. PNM has executed long-term contracts with these other utilities to receive service for the transmission of energy owned by PNM utilizing the third-party transmission facilities. PNM generally receives transmission services, which are regulated by FERC, from a third-party through the other utilities’ OATT or a specific contract. PNM has reserved firm capacity on a long-term basis and is committed under the terms of the contracts. These contracted obligations total $16.0 million in 2024, $28.2 million in 2025 and 2026, $23.7 million in 2027 and 2028, and none in 2029 and thereafter.

Technology outsourcing

The Company has other technology services under long-term contracts. The obligations under these contracts total $7.1 million for 2024 and $8.9 million for 2025 and 2026.

Liquidity
PNMR’s liquidity arrangements include the $300.0 million PNMR Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $100.0 million TNMP Revolving Credit Facility. Both PNMR and PNM have exercised the available extension option on their respective credit facilities extending maturity through October 2026. Effective November 1, 2024, the amount of the PNMR Revolving Credit Facility will adjust to $285.0 million and the amount of the PNM Revolving Credit Facility will adjust to $380.0 million because one lender in each facility failed to agree to the extensions. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 20, 2026. TNMP has exercised the available extension options on its $100.0 million credit facility, extending the maturity to September 23, 2026. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended		Year Ended December 31
	December 31, 2023		2023		2022
Range of Borrowings	Low	High	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$40.0	$156.5	$16.7	$200.8	$—	$145.9
PNM New Mexico Credit Facility	30.0	40.0	5.0	40.0	—	40.0
TNMP Revolving Credit Facility	36.1	71.4	9.8	100.0	—	100.0
PNMR Revolving Credit Facility	60.0	247.4	9.4	247.4	—	100.2

At December 31, 2023, the weighted average interest rates were 6.69% for the PNM Revolving Credit Facility, 6.71% for the PNM New Mexico Credit Facility, 6.32% for the TNMP Revolving Credit Facility, and 6.96% for the PNMR Revolving Credit Facility.
The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 7. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2024 – 2028 period. This could include new debt and/or equity issuances. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. Market conditions, such as rising interest rates, may raise the cost of borrowing under the Company’s current and future liquidity arrangements or other variable debt. In addition, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.
    Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s debt are investment grade. As of December 31, 2023, Moody’s outlook is stable for all entities and S&P outlook is positive for all entities. On January 15, 2024, S&P revised PNMR, PNM & TNMP’s outlook to stable from positive. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.
As of February 16, 2024, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP
S&P
Issuer rating	BBB	BBB	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB-	BBB	*
Preferred stock	*	BB+	*
Moody’s
Issuer rating	Baa3	Baa2	Baa1
Senior secured debt	*	*	A2
Senior unsecured debt	Baa3	Baa2	*
* Not applicable

A summary of liquidity arrangements as of February 16, 2024, is as follows:

	PNM	TNMP	PNMR Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$100.0	$300.0	$800.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	$440.0	$100.0	$300.0	$840.0
Amounts outstanding as of February 16, 2024:
Revolving Credit Facility	$121.3	$100.0	$126.2	$347.5
PNM New Mexico Credit Facility	30.0	—	—	30.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	151.3	100.0	129.3	380.6
Remaining availability as of February 16, 2024	$288.7	$—	$170.7	$459.4
Invested cash as of February 16, 2024	$—	$—	$0.9	$0.9
In addition to the above, PNMR has $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of February 16, 2024, PNM and TNMP had zero and $3.8 million of intercompany borrowings from PNMR. PNMR Development had $14.3 million of intercompany borrowings from PNMR and PNMR had no intercompany borrowing from PNMR Development. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
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

	December 31,
PNMR	2023	2022
PNMR common equity	34.1%	34.9%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	65.7	64.9
Total capitalization	100.0%	100.0%
PNM
PNM common equity	46.2%	48.7%
Preferred stock	0.3	0.3
Long-term debt	53.5	51.0
Total capitalization	100.0%	100.0%
TNMP
Common equity	49.5%	50.6%
Long-term debt	50.5	49.4
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY
Climate Change Issues

Background

For the past several years, management has identified multiple risks and opportunities related to climate change, including potential environmental regulation, technological innovation, and availability of fuel and water for operations, as among the most significant risks facing the Company. Accordingly, these risks are overseen by the Board in order to facilitate more integrated risk and strategy oversight and planning. Board oversight includes understanding the various challenges and opportunities presented by these risks, including the financial consequences that might result from enacted and potential federal and/or state regulation of GHG; plans to mitigate these risks; and the impacts these risks may have on the Company’s strategy. In addition, the Board approves certain procurements of grid modernization technologies, and replacement resources.

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

Greenhouse Gas Emissions Exposures

In 2022, GHG emissions associated with PNM’s interests in its fossil-fueled generating plants included approximately 4.8 million metric tons of CO2, which comprises the vast majority of PNM’s GHG emissions.

As of December 31, 2023, approximately 43% of PNM’s generating capacity, including resources owned, leased, under PPAs or battery storage agreements, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG emissions and reflects the retirement of SJGS. As PNM shifts its generation to cleaner energy resources, the Company’s output of GHG emissions continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG emissions.

PNM has several programs underway to reduce or offset GHG emissions from its generation resource portfolio, thereby reducing its exposure to climate change regulation. PNM shutdown SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG emissions for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG emissions from the Company’s owned interests in SJGS, below 2005 levels. PNM shut down the remaining SJGS Units 1 and 4 on June 30, 2022 and September 30, 2022, respectively, resulting in additional reductions in GHG emissions. In addition, PNM filed the Four Corners Abandonment Application with the NMPRC for approval to sell its ownership interest in Four Corners by the end of 2024. The NMPRC denied PNM’s application in 2021 and the NM Supreme Court upheld the NMPRC decision in July 2023. The Company is still determining next steps. See additional discussion of the SJGS and Four Corners Abandonment in Note 17. Retiring PNM’s share of SJGS in 2022 resulted in a GHG emissions reduction from 2021 levels of 67% and exiting participation in Four Corners would result in a total reduction of approximately 88% of PNM’s GHG emissions based upon 2021 GHG emissions from generation.
PNM’s renewable procurements in service as of December 31, 2023 with a total net generation capacity of 1,277 MW include utility-owned solar capacity, as well as solar, wind, geothermal, and battery storage. The NMPRC has approved plans for PNM to procure energy and RECs from additional renewable resources to serve retail customers and a data center located in PNM’s service territory, including the portfolio to replace SJGS and the PVNGS Leased Interest Abandonment Application. PNM’s approved renewable resource plans have a generation capacity of 1,692 MW and are expected in operation by 2025. In addition, PNM filed an application with the NMPRC seeking approval of 410 MW of renewable resources for the 2026 summer peak. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the ETA, without exceeding cost requirements. Approval of these renewable energy and battery resources supports PNM’s transition to a carbon-free portfolio by 2040. These estimates are subject to change due to underlying variables, including changes in PNM’s generation portfolio, supplier’s ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 16 and 17.

PNM also has a customer distributed solar generation program that represented 281.6 MW at December 31, 2023. PNM’s distributed solar programs will generate an estimated 563.2 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. Under the Community Solar Act, PNM will receive 125 MW of capacity to provide customers the option of accessing solar energy. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 7,462 GWh of electricity through 2023. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 12,900 GWh of electricity savings, which will avoid approximately 220,000 tons of CO2 based upon projected emissions from PNM’s portfolio of resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

Other Climate Change Risks

PNM’s generating stations are located in the arid southwest. Access to water for cooling for some of these facilities is critical to continued operations. Forecasts for the impacts of climate change on water supply in the southwest range from reduced precipitation to changes in the timing of precipitation. In either case, PNM’s generating facilities requiring water for cooling will need to mitigate the impacts of climate change through adaptive measures. Current measures employed by PNM generating stations include the use of sustainable, less variable groundwater supplies and investments in technologies such as air cooling and cooling water recycling. These types of actions will continue to be important to sustain operations.

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

EPA Regulation

In 2007, the US Supreme Court held that EPA has the authority to regulate GHG emissions under the CAA, and in 2009, EPA released its endangerment finding for GHG from new motor vehicles, stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare. These actions triggered new GHG permitting requirements for stationary sources, including the energy industry, under the Prevention of Significant Deterioration (“PSD”) and Title V programs, although the US Supreme Court held the CAA does not authorize EPA to require a source to obtain a PSD permit solely on the basis of its potential GHG emissions.

EPA also determined that its finding of endangerment requires it to issue performance standards under Section 111 of the CAA to regulate GHG emissions from new and existing stationary sources, including fossil fuel fired electric generating units. Accordingly, in 2015, EPA issued Carbon Pollution Standards for new, modified, and reconstructed power plants (under Section 111(b)) and the Clean Power Plan for existing power plants (under Section 111(d)).

EPA’s Carbon Pollution Standards for new sources (those constructed after January 8, 2014) established separate standards for gas and coal-fired units deemed achievable through the application of what EPA determined to be the BSER demonstrated for each type of unit efficient natural gas combined cycle technology for gas units, and partial carbon capture and sequestration for coal units. The Clean Power Plan established numeric “emission standards” for existing electric generating units based on emission reduction opportunities that EPA deemed achievable using technical assumptions for three “building blocks”: efficiency improvements at coal-fired EGUs, displacement of affected EGUs with renewable energy, and displacement of coal-fired generation with natural gas-fired generation. EPA used those “emission standards” to set state emission reduction goals that formed the basis of a trading program that relied on “generation shifting” to reduce emissions from the power sector as a whole.

Multiple states, utilities, and trade groups challenged both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources in separate cases, and the challengers successfully petitioned the US Supreme Court for a stay of the Clean Power Plan. However, before the DC Circuit could issue an opinion regarding either the Carbon Pollution Standards or the Clean Power Plan, President Trump took office and his administration asked the court to hold both cases in abeyance while the rules were re-evaluated, which the court granted.

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

Numerous parties sought review by the US Supreme Court and on June 30, 2022, the Court held that the “generation shifting” approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether Section 111 of the CAA only authorizes EPA to require measures that can be implemented entirely within the fence line at an individual source. Of broader significance in administrative law, the Court’s opinion expressly invoked the major question doctrine, which requires rules involving issues of “vast economic or political significance” to be supported by clear statutory authorization. In cases where there is no clear statement of authority, courts need not defer to the agency’s statutory interpretation on “major questions.” The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agency’s authority may be limited based upon similar reasoning.

The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that reconsideration of the rule has concluded.

On May 23, 2023, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to replace the Clean Power Plan and the ACE rule. The proposed regulations cover: (1) New natural gas-based EGUs under section 111(b); (2) Existing large and frequently operated natural gas-based EGUs under section 111(d); and (3) Existing coal-based EGUs under section 111(d). Standards of performance for existing coal EGUs will be based on two technologies depending on retirement date: CCS or co-firing gas in lieu of coal. For gas-based EGUs, the standards will be based on CCS or the use of green hydrogen in lieu of natural gas. States will be required to develop SIPs to EPA that provide for the establishment, implementation and enforcement of these standards as they apply to existing sources. States may take into account remaining useful life and other factors when establishing the standards. EPA is proposing that existing coal units must start complying with their gas co-firing or CCS based standards of performance on January 1, 2030, unless they commit to retirement before 2032 (or retirement by 2035 if they also commit to a 20% annual operating limit). Existing combustion turbine units must start complying with their hydrogen or CCS based standards of performance on January 1, 2032, or January 1, 2035, depending on their subcategory, which is based on the control technology selected. The package also includes a proposed repeal of the ACE rule and revisions to the standard for modified and reconstructed units, along with a notice of public rulemaking seeking data and information about setting standards for existing smaller natural gas-based generators. Comments on the rule were due to EPA by August 8, 2023. PNM filed company-specific comments and continues to review the proposed rule and its potential impacts on the Company’s fossil-fueled generation resources. EPA has indicated it plans to promulgate a final rule by Spring 2024.

In 2021, President Biden signed an executive order “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis,” which instructs agency heads to review all Trump Administration actions for inconsistency with the Biden Administration’s policy “to listen to the science; to improve public health and protect our environment; to ensure access to clean air and water; to limit exposure to dangerous chemicals and pesticides; to hold polluters accountable, including those who disproportionately harm communities of color and low-income communities; to reduce greenhouse gas emissions; to bolster resilience to the impacts of climate change; to restore and expand our national treasures and monuments; and to prioritize both environmental justice and the creation of the well-paying union jobs necessary to deliver on these goals.” Agency heads were directed to consider suspending, revising or rescinding any action that is inconsistent with the stated policy. Within 30 days of the executive order, agency heads submitted to the United States Office of Management and Budget (“OMB”) a preliminary list of those actions being considered for suspension, revision or rescission that would be completed by December 31, 2021, and would be subject to OMB review. Within 90 days of the executive order, agency heads submitted to OMB an updated list of such actions that would be completed by December 31, 2025.

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

In 2022, President Biden signed the IRA providing nearly $370 billion in climate action over the next decade. The legislation is aimed at reducing carbon emissions by investing in a variety of efforts, including tax credits for renewables, battery storage, carbon capture, and electric vehicle sales.

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the evolving nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  In its 2020 filing for Four Corners Abandonment, PNM analyzed resource portfolios under scenarios that assumed Four Corners would operate through 2031 and that PNM would exit Four Corners at the end of 2024. See Note 17.

The ETA was signed into New Mexico state law and became effective in 2019. The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Under the ETA provisions, PNM will also be required to meet a generation emission standard of no more than 400 lbs. of CO2 per MWh beginning in 2023 and not more than 200 lbs. per MWh beginning in 2032. PNM takes this requirement into account in its resource planning, and it is expected that the standards will be met with the approved resource retirements and replacements. The ETA provides for a transition from fossil-fuel generating resources to renewable and other carbon-free resources by allowing investor-owned utilities to issue securitized bonds, or “energy transition bonds,” related to the retirement of coal-fired generating facilities to qualified investors. Proceeds provided by energy transition bonds must be used only for purposes related to providing utility service to customers and to pay energy transition costs (as defined by the ETA). These costs may include plant decommissioning and coal mine reclamation costs, and other costs that have not yet been charged to customers or disallowed by the NMPRC or by a court order. Proceeds from energy transition bonds may also be used to fund severances for employees of the retired facility and related coal mine and to promote economic development, education and job training in areas impacted by the retirement of coal-fired facilities. Energy transition bonds must be issued under a NMPRC approved financing order, are secured by “energy transition property”, are non-recourse to the issuing utility, and are repaid by a non-bypassable charge paid by all customers of the issuing utility. See additional discussion of the ETA in Note 16.

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

PNM has calculated GHG reductions that would result from scenarios that assume PNM’s retirement of its share of the SJGS in 2022 and exiting Four Corners by 2031 and PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100%

emissions-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the U.S. INDC of 50% to 52% carbon emissions reduction by 2030 and the Biden Administration’s goal of net-zero carbon emissions economy-wide by 2050. On April 1, 2020, the NMPRC approved PNM’s application to retire its share of SJGS in 2022. PNM filed for abandonment of Four Corners on January 8, 2021. See Note 17.

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

Goodwill is evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. Impairment testing may be performed based on either a qualitative analysis or quantitative analysis. Note 19 contains information on the impairment testing performed by the Company on goodwill. For 2023, the Company utilized a qualitative analysis for both the PNM and TNMP reporting units. No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2023. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. The annual testing was based on certain critical estimates and assumptions. Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.

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

Based on the analysis performed for the PNM and TNMP reporting units in 2023, the Company concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than their carrying value and determined that there was no impairment of goodwill. Although the Company believes all relevant factors were considered in the qualitative impairment analysis to reach the conclusion that goodwill is not impaired, significant changes in any one of the assumptions could produce a significantly different result potentially leading to the recording of an impairment that could have significant impacts on the results of operations and financial position of the Company.

Decommissioning and Reclamation Costs

PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Decommissioning costs are based on site-specific estimates, which are updated periodically and involve numerous judgments and assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations, and cash flows. Nuclear decommissioning costs are based on estimates of the costs for removing all radioactive and other structures at PVNGS. AROs, including nuclear decommissioning costs, are discussed in Note 15. Nuclear decommissioning costs represent approximately 72% of PNM’s ARO liability. A 10% increase in the estimates of future decommissioning costs at current price levels would have increased the ARO liability by $15.0 million at December 31, 2023. PNM recognizes an expense and a corresponding liability for ultimate decommissioning of PVNGS. See Note 17 for information concerning NMPRC’s order to address the recovery of decommissioning costs in a future proceeding.

In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners and former owners are required to reimburse the mining companies for the cost of contemporaneous reclamation, as well as the costs for final reclamation of the coal mines.  The reclamation costs are based on periodic site-specific studies that estimate the costs to be incurred in the future and are dependent upon numerous assumptions, including estimates of future reclamation costs at current price levels, inflation rates, and discount rates. A 10% increase in the estimates of future reclamation costs at current price levels would have increased the mine reclamation liability by $14.5 million at December 31, 2023. PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs.  The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. See Note 16 for discussion of reclamation costs.

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

Commodity Risk

Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 9, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Consolidated Balance Sheets. During the years ended December 31, 2023 and 2022, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts that meet the definition of a derivative, are recorded at fair value on the Consolidated Balance Sheets. During the years ended December 31, 2023 and 2022, the effects of mark-to-market commodity derivative instruments had no impact to PNM’s net earnings and $10.2 million of fair value gains and $7.8 million of fair value losses have been recorded as a regulatory asset. All of the fair values as of December 31, 2023 were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by the end of 2024.

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

Schedule of Credit Risk Exposure
December 31, 2023

Rating (1)	Credit Risk Exposure (2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$3,486	2	$2,902
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	197	—	—
Non-investment grade	—	—	—
Total	$3,683		$2,902
(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At December 31, 2023, PNMR held $0.2 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of December 31, 2023 was $1.7 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the PNM’s and TNMP’s long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-

term debt must be refinanced, repriced or redeemed. PNMR’s debt and revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates continue to rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity hedging arrangements like those executed by PNMR in 2022 and 2023, and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations. Variable interest rates under the PNMR, PNM and TNMP revolving credit facilities are based on SOFR.

At February 16, 2024, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	6.92%	$126,200	$300,000
PNM Revolving Credit Facility	6.67	121,300	400,000
PNM New Mexico Credit Facility	6.69	30,000	40,000
TNMP Revolving Credit Facility	6.30	100,000	100,000
		$377,500	$840,000
Long-term Debt:
PNMR 2021 Delayed-Draw Term Loan	6.38%	$500,000
PNMR 2023 Term Loan	6.78	500,000
		$1,000,000

The investments held by PNM in trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits had an estimated fair value of $925.5 million at December 31, 2023, of which 39.4% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2023, the decrease in the fair value of the fixed-rate securities would be 1.5%, or $5.5 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $49.5 million at December 31, 2023, of which 45.8% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2023, the decrease in the fair value of the fixed-rate securities would be 5.2%, or $1.2 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation and trusts established for PNM’s and TNMP’s pension and post-employment benefits plans include certain equity securities at December 31, 2023. These equity securities expose PNM and TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 39.2% and 40.8% of the securities held by the various PNM and TNMP trusts as of December 31, 2023. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $36.3 million for PNM and $2.0 million for TNMP.

Alternatives Investment Risk

As of December 31, 2023, PNM and TNMP had 7.1% and 10.6% of its pension assets invested in the alternative asset class. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The hedge funds and private equity funds are limited partner structures that are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The general partner oversees the selection and monitoring of the underlying managers. The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund strategies include mezzanine financing, buy-outs, and venture capital. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property and multi-family housing. The Company’s Corporate Investment Committee, assisted by its investment consultants, monitors the performance of the funds and general partner’s investments process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair values. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $6.5 million for PNM and $0.5 million for TNMP.

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
Management assessed the effectiveness of PNMR’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNMR’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

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
Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2023.

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
Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2023.

/s/ Joseph D. Tarry
Joseph D. Tarry,
Chief Executive Officer

/s/ Elisabeth A. Eden
Elisabeth A. Eden,
Senior Vice President, Chief Financial Officer, and Treasurer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
PNM Resources, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule I - Condensed Consolidated Information of Parent Company and Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of regulatory assets and liabilities

As discussed in Notes 1, 13, and 17 to the consolidated financial statements, the Company accounts for their regulated operations in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 980, Regulated Operations (ASC Topic 980). Pursuant to the requirements of ASC Topic 980, the financial statements of a rate-regulated enterprise reflect the actions of regulators. The Company capitalizes, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric rates. In addition, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs are recorded as regulatory liabilities. The Company is subject to comprehensive federal, state and local regulation and legislation, including regulations promulgated by the New Mexico Public Regulation Commission, Public Utility Commission of Texas, and the Federal Energy Regulatory Commission.

We have identified the evaluation of regulatory assets and liabilities as a critical audit matter. This was due to the extent of audit effort required in the evaluation of regulatory assets and liabilities in each of the relevant jurisdictions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s regulatory accounting process, including controls related to the Company’s application of ASC Topic 980 in each jurisdiction and the Company’s calculation and review of regulatory assets and liabilities. We selected regulatory assets and liabilities and assessed the Company’s application of ASC Topic 980 in the relevant jurisdiction by evaluating the underlying orders, statutes, rulings, memorandums, filings or publications issued by the respective regulators. We selected a sample of the regulatory assets and liabilities activity and using the methodologies approved by the relevant regulatory commissions, recalculated the activity and agreed the data used in the calculations to the Company’s underlying books and records. We compared the amounts calculated by the Company to the amounts recorded in the consolidated financial statements.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Albuquerque, New Mexico
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Public Service Company of New Mexico:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of regulatory assets and liabilities

As discussed in Notes 1, 13, and 17 to the consolidated financial statements, the Company accounts for their regulated operations in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 980, Regulated Operations (ASC Topic 980). Pursuant to the requirements of ASC Topic 980, the financial statements of a rate-regulated enterprise reflect the actions of regulators. The Company capitalizes, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric rates. In addition, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs are recorded as regulatory liabilities. The Company is subject to comprehensive federal, state and local regulation and legislation, including regulations promulgated by the New Mexico Public Regulation Commission and the Federal Energy Regulatory Commission.

We have identified the evaluation of regulatory assets and liabilities as a critical audit matter. This was due to the extent of audit effort required in the evaluation of regulatory assets and liabilities in each of the relevant jurisdictions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s regulatory accounting process, including controls related to the Company’s application of ASC Topic 980 in each jurisdiction and the Company’s calculation and review of regulatory assets and liabilities. We selected regulatory assets and liabilities and assessed the Company’s application of ASC Topic 980 in the relevant jurisdiction by evaluating the underlying orders, statutes, rulings, memorandums, filings or publications issued by the respective regulators. We selected a sample of the regulatory assets and liabilities activity and using the methodologies approved by the relevant regulatory commissions, recalculated the activity and agreed the data used in the calculations to the Company’s underlying books and records. We compared the amounts calculated by the Company to the amounts recorded in the consolidated financial statements.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Albuquerque, New Mexico
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Texas‑New Mexico Power Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Texas‑New Mexico Power Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, changes in common stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of regulatory assets and liabilities

As discussed in Notes 1, 13, and 17 to the consolidated financial statements, the Company accounts for their regulated operations in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 980, Regulated Operations (ASC Topic 980). Pursuant to the requirements of ASC Topic 980, the financial statements of a rate-regulated enterprise reflect the actions of regulators. The Company capitalizes, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric rates. In addition, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs are recorded as regulatory liabilities. The Company is subject to comprehensive federal, state and local regulation and legislation, including regulations promulgated by the Public Utility Commission of Texas.

We have identified the evaluation of regulatory assets and liabilities as a critical audit matter. This was due to the extent of audit effort required in the evaluation of regulatory assets and liabilities.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s regulatory accounting process, including controls related to the Company’s application of ASC Topic 980 and the Company’s calculation and review of regulatory assets and liabilities. We selected regulatory assets and liabilities and assessed the Company’s application of ASC Topic 980 by evaluating the underlying orders, statutes, rulings, memorandums, filings or publications issued by the Public Utility Commission of Texas. We selected a sample of the regulatory assets and liabilities activity and using the methodologies approved by the Public Utility Commission of Texas, recalculated the activity and agreed the data used in the calculations to the Company’s underlying books and records. We compared the amounts calculated by the Company to the amounts recorded in the consolidated financial statements.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Albuquerque, New Mexico
February 29, 2024

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)

Electric Operating Revenues	$1,939,198	$2,249,555	$1,779,873
Operating Expenses:
Cost of energy	802,261	987,941	644,853
Administrative and general	227,900	227,149	230,292
Energy production costs	91,610	147,347	143,931
Regulatory disallowances and restructuring costs	71,923	832	1,194
Depreciation and amortization	319,503	304,853	284,107
Transmission and distribution costs	98,721	94,684	81,335
Taxes other than income taxes	95,940	92,989	86,008
Total operating expenses	1,707,858	1,855,795	1,471,720
Operating income	231,340	393,760	308,153
Other Income and Deductions:
Interest income	21,963	16,095	14,662
Gains (losses) on investment securities	19,246	(78,357)	16,850
Other income	24,204	21,601	20,200
Other (deductions)	(15,869)	(13,881)	(18,559)
Net other income and (deductions)	49,544	(54,542)	33,153
Interest Charges	190,355	127,908	96,877
Earnings before Income Taxes	90,529	211,310	244,429
Income Taxes (Benefits)	(16,350)	26,130	32,582
Net Earnings	106,879	185,180	211,847
(Earnings) Attributable to Valencia Non-controlling Interest	(18,533)	(15,122)	(15,490)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Net Earnings Attributable to PNMR	$87,818	$169,530	$195,829
Net Earnings Attributable to PNMR per Common Share:
Basic	$1.02	$1.97	$2.28
Diluted	$1.02	$1.97	$2.27
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net Earnings	$106,879	$185,180	$211,847
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $(2,928), $490, and $478	8,601	(1,438)	(1,403)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,828, $972, and $2,480	(5,371)	(2,855)	(7,285)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $(353), $1,159, and $(3,076)	1,036	(3,406)	9,035
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(1,212), $(1,804), and $(2,120)	3,564	5,300	6,228
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $3,933, $(3,121), and $(458)	(11,550)	9,164	1,346
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(2,359), $299, and $229	6,928	(877)	(674)
Total Other Comprehensive Income	3,208	5,888	7,247
Comprehensive Income	110,087	191,068	219,094
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(18,533)	(15,122)	(15,490)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Comprehensive Income Attributable to PNMR	$91,026	$175,418	$203,076
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$106,879	$185,180	$211,847
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	353,692	341,123	320,210
Deferred income tax expense (benefit)	(13,509)	24,533	30,747
(Gains) losses on investment securities	(19,246)	78,357	(16,850)
Stock based compensation expense	7,190	7,825	9,446
Regulatory disallowances and restructuring costs	71,923	832	1,194
Allowance for equity funds used during construction	(14,978)	(13,799)	(13,217)
Other, net	804	2,377	5,457
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	53,229	(73,099)	(25,924)
Materials, supplies, and fuel stock	(31,301)	(8,528)	1,356
Other current assets	(52,225)	17,159	1,838
Other assets	(25,820)	5,002	31,135
Accounts payable	(33,536)	47,568	10,640
Accrued interest and taxes	17,526	9,205	2,692
Other current liabilities	125,580	(28,516)	6,894
Other liabilities	4,963	(27,935)	(29,592)
Net cash flows from operating activities	551,171	567,284	547,873
Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(1,075,812)	(912,557)	(935,016)
Proceeds from sale of plant assets (Note 8)	32,654	—	—
Proceeds from sales of investment securities	574,199	526,448	459,867
Purchases of investment securities	(593,241)	(564,912)	(477,672)
Investments in NMRD	(26,250)	—	—
Distributions from NMRD	—	—	572
Other, net	44	674	(9)
Net cash flows used in investing activities	(1,088,406)	(950,347)	(952,258)
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$29,900	$169,300	$30,700
Long-term borrowings	1,358,096	558,000	1,816,345
Repayment of long-term debt	(910,000)	(179,500)	(1,411,345)
Issuance of common stock	198,177	—	—
Awards of common stock	(9,646)	(7,980)	(10,130)
Dividends paid	(126,705)	(119,839)	(112,972)
Valencia’s transactions with its owner	(21,569)	(17,533)	(19,094)
Transmission interconnection and security deposit arrangements	49,807	96,550	80,558
Refunds paid under transmission interconnection arrangements	(21,124)	(107,397)	(10,195)
Debt issuance costs and other, net	(9,836)	(5,564)	(6,306)
Net cash flows from financing activities	537,100	386,037	357,561

Change in Cash, Cash Equivalents, and Restricted Cash	(135)	2,974	(46,824)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	4,078	1,104	47,928
Cash, Cash Equivalents, and Restricted Cash at End of Year	$3,943	$4,078	$1,104

Restricted Cash Included in Other Deferred Charges on Consolidated Balance Sheets:
At beginning of period	$—	$—	$—
At end of period	$1,728	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$155,273	$118,485	$91,276
Income taxes paid (refunded), net	$1,505	$(1,011)	$1,042

Supplemental schedule of noncash investing and financing activities:
(Increase) decrease in accrued plant additions	$(23,002)	$4,455	$7,362
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,215	$4,078
Accounts receivable, net of allowance for credit losses of $3,388 and $4,925	126,291	183,669
Unbilled revenues	64,072	63,473
Other receivables	76,509	20,320
Materials, supplies, and fuel stock	98,034	66,733
Regulatory assets	73,046	20,265
Prepaid assets	19,759	18,465
Income taxes receivable	6,697	2,351
Other current assets	8,920	31,624
Total current assets	475,543	410,978
Other Property and Investments:
Investment securities	444,408	417,476
Equity investment in NMRD	119,570	90,620
Other investments	171	177
Non-utility property, including financing leases	29,367	26,841
Total other property and investments	593,516	535,114
Utility Plant:
Plant in service, held for future use, and to be abandoned	9,701,180	9,164,564
Less accumulated depreciation and amortization	2,755,823	2,659,952
	6,945,357	6,504,612
Construction work in progress	589,834	372,988
Nuclear fuel, net of accumulated amortization of $35,840 and $43,985	74,671	95,223
Net utility plant	7,609,862	6,972,823
Deferred Charges and Other Assets:
Regulatory assets	914,381	846,686
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	182,201	55,982
Other deferred charges	198,805	157,497
Total deferred charges and other assets	1,573,684	1,338,462
	$10,252,605	$9,257,377
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$261,900	$232,000
Current installments of long-term debt (includes $2,529 and $0 related to ETBC I)	280,169	184,793
Accounts payable	205,175	215,708
Customer deposits	6,237	6,117
Accrued interest and taxes	98,655	76,783
Regulatory liabilities	140,005	17,002
Operating lease liabilities	12,267	18,781
Dividends declared	35,085	31,676
Transmission interconnection arrangement liabilities	96,870	20,473
Other current liabilities	94,397	87,037
Total current liabilities	1,230,760	890,370
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $338,521 and $0 related to ETBC I)	4,241,642	3,892,594
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	845,280	822,831
Regulatory liabilities	771,317	755,202
Asset retirement obligations	245,531	223,377
Accrued pension liability and postretirement benefit cost	21,429	32,799
Operating lease liabilities	167,000	41,336
Other deferred credits	319,066	342,413
Total deferred credits and other liabilities	2,369,623	2,217,958
Total liabilities	7,842,025	7,000,922
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 90,200,384 and 85,834,874 shares)	1,624,823	1,429,102
Accumulated other comprehensive income (loss), net of income taxes	(62,840)	(66,048)
Retained earnings	787,110	828,878
Total PNMR common stockholders’ equity	2,349,093	2,191,932
Non-controlling interest in Valencia	49,958	52,994
Total equity	2,399,051	2,244,926
	$10,252,605	$9,257,377
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNMR				Non- controlling Interest in Valencia
				Total PNMR Common Stockholder’s Equity
	Common Stock	AOCI	Retained Earnings			Total Equity
	(In thousands)
Balance at December 31, 2020	$1,429,941	$(79,183)	$698,707	$2,049,465	$59,009	$2,108,474
Net earnings before subsidiary preferred stock dividends	—	—	196,357	196,357	15,490	211,847
Total other comprehensive income	—	7,247	—	7,247	—	7,247
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(84,333)	(84,333)	—	(84,333)
Proceeds from stock option exercise	—	—	—	—	—	—
Awards of common stock	(10,130)	—	—	(10,130)	—	(10,130)
Stock based compensation expense	9,446	—	—	9,446	—	9,446
Valencia’s transactions with its owner	—	—	—	—	(19,094)	(19,094)
Balance at December 31, 2021	1,429,257	(71,936)	810,203	2,167,524	55,405	2,222,929
Net earnings before subsidiary preferred stock dividends	—	—	170,058	170,058	15,122	185,180
Total other comprehensive income	—	5,888	—	5,888	—	5,888
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(150,855)	(150,855)	—	(150,855)
Awards of common stock	(7,980)	—	—	(7,980)	—	(7,980)
Stock based compensation expense	7,825	—	—	7,825	—	7,825
Valencia’s transactions with its owner	—	—	—	—	(17,533)	(17,533)
Balance at December 31, 2022	1,429,102	(66,048)	828,878	2,191,932	52,994	2,244,926
Net earnings before subsidiary preferred stock dividends	—	—	88,346	88,346	18,533	106,879
Total other comprehensive income	—	3,208	—	3,208	—	3,208
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(129,586)	(129,586)	—	(129,586)
Awards of common stock	(9,646)	—	—	(9,646)	—	(9,646)
Issuance of common stock	198,177	—	—	198,177	—	198,177
Stock based compensation expense	7,190	—	—	7,190	—	7,190
Valencia’s transactions with its owner	—	—	—	—	(21,569)	(21,569)
Balance at December 31, 2023	$1,624,823	$(62,840)	$787,110	$2,349,093	$49,958	$2,399,051
The accompanying notes, as they relate to PNMR, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)

Electric Operating Revenues	$1,403,948	$1,766,825	$1,362,020
Operating Expenses:
Cost of energy	663,614	864,013	531,786
Administrative and general	206,650	204,846	196,719
Energy production costs	91,610	147,347	143,931
Regulatory disallowances and restructuring costs	70,750	832	1,194
Depreciation and amortization	177,633	180,812	170,365
Transmission and distribution costs	61,725	58,278	49,846
Taxes other than income taxes	48,790	49,210	46,682
Total operating expenses	1,320,772	1,505,338	1,140,523
Operating income	83,176	261,487	221,497
Other Income and Deductions:
Interest income	21,355	14,816	14,605
Gains (losses) on investment securities	19,246	(78,357)	16,850
Other income	11,638	10,763	11,390
Other (deductions)	(10,881)	(9,418)	(14,431)
Net other income and (deductions)	41,358	(62,196)	28,414
Interest Charges	86,574	61,073	51,360
Earnings before Income Taxes	37,960	138,218	198,551
Income Taxes (Benefits)	(16,758)	19,198	26,992
Net Earnings	54,718	119,020	171,559
(Earnings) Attributable to Valencia Non-controlling Interest	(18,533)	(15,122)	(15,490)
Net Earnings Attributable to PNM	36,185	103,898	156,069
Preferred Stock Dividends Requirements	(528)	(528)	(528)
Net Earnings Available for PNM Common Stock	$35,657	$103,370	$155,541
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net Earnings	$54,718	$119,020	$171,559
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $(2,928), $490, and $478	8,601	(1,438)	(1,403)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,828, $972, and $2,480	(5,371)	(2,855)	(7,285)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $(353), $1,159, and $(3,076)	1,036	(3,406)	9,035
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(1,212), $(1,804), and $(2,120)	3,564	5,300	6,228
Total Other Comprehensive Income (Loss)	7,830	(2,399)	6,575
Comprehensive Income	62,548	116,621	178,134
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(18,533)	(15,122)	(15,490)
Comprehensive Income Attributable to PNM	$44,015	$101,499	$162,644
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$54,718	$119,020	$171,559
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	202,885	213,517	203,401
Deferred income tax expense (benefit)	(21,972)	29,487	27,120
(Gains) losses on investment securities	(19,246)	78,357	(16,850)
Regulatory disallowances and restructuring costs	70,750	832	1,194
Allowance for equity funds used during construction	(9,832)	(9,323)	(9,905)
Other, net	3,485	3,758	4,482
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	51,314	(60,743)	(24,757)
Materials, supplies, and fuel stock	(25,681)	(4,804)	2,531
Other current assets	(54,934)	17,956	2,154
Other assets	(20,956)	5,487	30,187
Accounts payable	(30,423)	48,868	9,836
Accrued interest and taxes	16,091	(19,574)	20,214
Other current liabilities	123,048	(41,876)	9,169
Other liabilities	4,588	(26,029)	(37,884)
Net cash flows from operating activities	343,835	354,933	392,451
Cash Flows From Investing Activities:
Utility plant additions	(565,080)	(433,459)	(602,180)
Proceeds from sale of plant assets (Note 8)	32,654	—	—
Proceeds from sales of investment securities	574,199	526,448	459,867
Purchases of investment securities	(593,241)	(564,912)	(477,672)
Other, net	7	439	(9)
Net cash flows used in investing activities	(551,461)	(471,484)	(619,994)
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$(48,400)	$178,500	$(2,600)
Long-term borrowings	673,096	298,000	631,345
Repayment of long-term debt	(410,000)	(179,500)	(446,345)
Equity contribution from parent	—	—	53,000
Dividends paid	(528)	(154,028)	(60,528)
Valencia’s transactions with its owner	(21,569)	(17,533)	(19,094)
Transmission interconnection and security deposit arrangements	38,807	90,150	47,858
Refunds paid under transmission interconnection arrangements	(17,624)	(93,247)	(2,893)
Debt issuance costs and other, net	(6,555)	(2,825)	(4,627)
Net cash flows from financing activities	207,227	119,517	196,116

Change in Cash, Cash Equivalents, and Restricted Cash	(399)	2,966	(31,427)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	2,985	19	31,446
Cash, Cash Equivalents, and Restricted Cash at End of Year	$2,586	$2,985	$19

Restricted Cash Included in Other Deferred Charges on Consolidated Balance Sheets:
At beginning of period	$—	$—	$—
At end of period	$1,728	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$66,456	$54,816	$45,729
Income taxes paid (refunded), net	$(5,338)	$11,602	$(19,492)

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(8,604)	$(6,859)	$23,091
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$858	$2,985
Accounts receivable, net of allowance for credit losses of $3,388 and $4,925	94,879	151,386
Unbilled revenues	46,925	45,282
Other receivables	51,975	13,877
Affiliate receivables	9,253	8,868
Materials, supplies, and fuel stock	81,572	55,890
Regulatory assets	72,996	18,333
Prepaid assets	9,941	10,085
Income taxes receivable	7,682	18,233
Other current assets	1,756	20,706
Total current assets	377,837	345,645
Other Property and Investments:
Investment securities	444,408	417,476
Other investments	69	76
Non-utility property, including financing leases	13,538	11,695
Total other property and investments	458,015	429,247
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,151,510	6,007,464
Less accumulated depreciation and amortization	1,976,657	1,908,644
	4,174,853	4,098,820
Construction work in progress	490,178	300,772
Nuclear fuel, net of accumulated amortization of $35,840 and $43,985	74,671	95,223
Net utility plant	4,739,702	4,494,815
Deferred Charges and Other Assets:
Regulatory assets	838,727	763,941
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	180,370	52,556
Other deferred charges	166,782	134,330
Total deferred charges and other assets	1,237,511	1,002,459
	$6,813,065	$6,272,166
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$137,500	$185,900
Current installments of long-term debt (includes $2,529 and $0 related to ETBC I)	200,222	184,793
Accounts payable	141,704	163,522
Affiliate payables	16,388	14,919
Customer deposits	6,237	6,117
Accrued interest and taxes	41,337	35,797
Regulatory liabilities	134,846	7,913
Operating lease liabilities	11,371	17,239
Dividends declared	132	132
Transmission interconnection arrangement liabilities	96,870	20,473
Other current liabilities	52,587	55,350
Total current liabilities	839,194	692,155
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $338,521 and $0 related to ETBC I)	2,061,558	1,816,107
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	684,037	682,040
Regulatory liabilities	565,021	556,989
Asset retirement obligations	244,633	222,549
Accrued pension liability and postretirement benefit cost	19,949	32,007
Operating lease liabilities	166,191	39,633
Other deferred credits	220,178	258,833
Total deferred credits and liabilities	1,900,009	1,792,051
Total liabilities	4,800,761	4,300,313
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,547,918	1,547,918
Accumulated other comprehensive income (loss), net of income taxes	(66,505)	(74,335)
Retained earnings	469,404	433,747
Total PNM common stockholder’s equity	1,950,817	1,907,330
Non-controlling interest in Valencia	49,958	52,994
Total equity	2,000,775	1,960,324
	$6,813,065	$6,272,166
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNM
	Common Stock	AOCI	Retained Earnings	Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia	Total Equity
	(In thousands)
Balance at December 31, 2020	$1,494,918	$(78,511)	$388,336	$1,804,743	$59,009	$1,863,752
Net earnings	—	—	156,069	156,069	15,490	171,559
Total other comprehensive income	—	6,575	—	6,575	—	6,575
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Equity contribution from parent	53,000	—	—	53,000	—	53,000
Dividends declared on common stock	—	—	(60,000)	(60,000)	—	(60,000)
Valencia’s transactions with its owner	—	—	—	—	(19,094)	(19,094)
Balance at December 31, 2021	1,547,918	(71,936)	483,877	1,959,859	55,405	2,015,264
Net earnings	—	—	103,898	103,898	15,122	119,020
Total other comprehensive income	—	(2,399)	—	(2,399)	—	(2,399)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(153,500)	(153,500)	—	(153,500)
Valencia’s transactions with its owner	—	—	—	—	(17,533)	(17,533)
Balance at December 31, 2022	1,547,918	(74,335)	433,747	1,907,330	52,994	1,960,324
Net earnings	—	—	36,185	36,185	18,533	54,718
Total other comprehensive income	—	7,830	—	7,830	—	7,830
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	—	—	—	—
Valencia’s transactions with its owner	—	—	—	—	(21,569)	(21,569)
Balance at December 31, 2023	$1,547,918	$(66,505)	$469,404	$1,950,817	$49,958	$2,000,775
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)

Electric Operating Revenues	$535,250	$482,730	$417,853
Operating Expenses:
Cost of energy	138,647	123,928	113,067
Administrative and general	53,963	49,592	47,820
Regulatory disallowances	1,173	—	—
Depreciation and amortization	113,142	98,316	90,440
Transmission and distribution costs	36,996	36,406	31,489
Taxes other than income taxes	41,311	38,521	34,919
Total operating expenses	385,232	346,763	317,735
Operating income	150,018	135,967	100,118
Other Income and Deductions:
Other income	10,127	10,641	7,176
Other (deductions)	(1,759)	(1,988)	(1,768)
Net other income	8,368	8,653	5,408
Interest Charges	46,152	37,192	33,735
Earnings before Income Taxes	112,234	107,428	71,791
Income Taxes	17,297	15,161	7,912
Net Earnings	$94,937	$92,267	$63,879
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$94,937	$92,267	$63,879
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	113,854	99,165	91,331
Deferred income tax (benefit)	2,888	(4,556)	(253)
Regulatory disallowances	1,173	—	—
Allowance for equity funds used during construction and other, net	(5,145)	(4,477)	(3,291)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	1,916	(12,356)	(1,167)
Materials and supplies	(5,620)	(3,723)	(1,175)
Other current assets	3,650	(264)	(6,132)
Other assets	3,109	3,834	6,989
Accounts payable	171	195	338
Accrued interest and taxes	2,886	14,667	(1,533)
Other current liabilities	(156)	11,952	620
Other liabilities	949	(1,757)	5,545
Net cash flows from operating activities	214,612	194,947	155,151
Cash Flows From Investing Activities:
Utility plant additions	(464,436)	(449,534)	(311,909)
Net cash flows used in investing activities	(464,436)	(449,534)	(311,909)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)

Cash Flow From Financing Activities:
Revolving credit facilities borrowings (repayments), net	$18,400	$36,300	$400
Long-term borrowings	185,000	160,000	65,000
Transmission interconnection arrangements	11,000	6,400	32,700
Refunds paid under transmission interconnection arrangements	(3,500)	(14,150)	(7,302)
Equity contribution from parent	40,900	68,000	52,000
Debt issuance costs and other, net	(1,976)	(1,963)	(840)
Net cash flows from financing activities	249,824	254,587	141,958

Change in Cash and Cash Equivalents	—	—	(14,800)
Cash and Cash Equivalents at Beginning of Year	—	—	14,800
Cash and Cash Equivalents at End of Year	$—	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$41,847	$33,974	$31,599
Income taxes paid, net	$16,904	$9,245	$13,735

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(17,297)	$(9,131)	$(9,131)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable	31,412	32,283
Unbilled revenues	17,147	18,191
Other receivables	26,983	8,552
Materials and supplies	16,462	10,843
Regulatory assets	50	1,932
Other current assets	2,705	2,346
Total current assets	94,759	74,147
Other Property and Investments:
Other investments	102	101
Non-utility property, including financing leases	14,746	14,010
Total other property and investments	14,848	14,111
Utility Plant:
Plant in service and plant held for future use	3,210,870	2,853,130
Less accumulated depreciation and amortization	582,140	578,157
	2,628,730	2,274,973
Construction work in progress	91,274	63,820
Net utility plant	2,720,004	2,338,793
Deferred Charges and Other Assets:
Regulatory assets	75,654	82,745
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	1,814	3,426
Other deferred charges	11,287	6,714
Total deferred charges and other assets	315,420	319,550
	$3,145,031	$2,746,601
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$55,100	$36,700
Current installments of long-term debt	79,947	—
Accounts payable	51,620	34,152
Affiliate payables	6,932	6,273
Accrued interest and taxes	57,558	54,672
Regulatory liabilities	5,159	9,089
Operating lease liabilities	895	1,543
Other current liabilities	12,084	6,336
Total current liabilities	269,295	148,765
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,180,933	1,076,875
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	178,748	164,637
Regulatory liabilities	206,296	198,213
Asset retirement obligations	898	828
Accrued pension liability and postretirement benefit cost	1,480	792
Operating lease liabilities	809	1,703
Other deferred credits	68,911	52,964
Total deferred credits and other liabilities	457,142	419,137
Total liabilities	1,907,370	1,644,777
Commitments and Contingencies (See Note 16)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	846,066	805,166
Retained earnings	391,531	296,594
Total common stockholder’s equity	1,237,661	1,101,824
	$3,145,031	$2,746,601
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2020	$64	$685,166	$140,448	$825,678
Net earnings	—	—	63,879	63,879
Equity contribution from parent	—	52,000	—	52,000
Dividends declared on common stock	—	—	—	—
Balance at December 31, 2021	64	737,166	204,327	941,557
Net earnings	—	—	92,267	92,267
Equity contributions from parent	—	68,000	—	68,000
Balance at December 31, 2022	64	805,166	296,594	1,101,824
Net earnings	—	—	94,937	94,937
Equity contributions from parent	—	40,900	—	40,900
Balance at December 31, 2023	$64	$846,066	$391,531	$1,237,661
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
(1)Summary of the Business and Significant Accounting Policies

Nature of Business

PNMR is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR’s primary subsidiaries are PNM and TNMP. PNM is a public utility with regulated operations primarily engaged in the generation, transmission, and distribution of electricity. In 2023, ETBC I, a special purpose entity that is wholly-owned by PNM, was formed for the limited purpose of purchasing, owning, and administering energy transition property, issuing Securitized Bonds, and performing related activities. See Note 7. TNMP is a wholly-owned subsidiary of TNP, which is a holding company that is wholly-owned by PNMR. TNMP provides regulated transmission and distribution services in Texas. PNMR’s common stock trades on the New York Stock Exchange under the symbol PNM.

Merger Termination

On October 20, 2020, PNMR, Avangrid, and Merger Sub, entered into the Merger Agreement pursuant to which Merger Sub would have merged with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. The Merger Agreement provided that it may be terminated by each of PNMR and Avangrid under certain circumstances, including if the Effective Time shall not have occurred by the End Date, which had been extended to December 31, 2023, if all conditions to closing have been satisfied other than the obtaining of all required regulatory approvals. On December 31, 2023, Avangrid informed PNMR that it was terminating the Merger Agreement effective as of December 31, 2023.

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
December 31, 2023, 2022 and 2021
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

Cash and Restricted Cash

Investments in highly liquid investments with original maturities of three months or less at the date of purchase are considered cash and cash equivalents. Cash deposits received and held for a period of time that are restricted to a specific purpose, under the terms of their effective agreements, are considered restricted cash. PNM and PNMR have restricted cash balances related to Securitized Bonds issued by ETBC I. Restricted cash amounts are included in Other deferred charges on the Consolidated Balance Sheets as of December 31, 2023. See Note 10. At December 31, 2023 there was no restricted cash for TNMP. At December 31, 2022 and 2021 there was no restricted cash for PNMR, PNM, and TNMP.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Average straight-line rates used were as follows:

	Year ended December 31,
	2023	2022	2021
PNM
Electric plant	2.67%	2.55%	2.48%
Common, intangible, and general plant	7.64	7.83	7.91
TNMP	3.77	3.72	3.88

Depreciation on electric, common, intangible, and general plant is as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
PNM	$158,956	$163,162	$153,165
TNMP	110,675	96,131	87,900

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

For the years ended December 31, 2023, 2022, and 2021, PNM recorded $9.5 million, $3.7 million, and $3.4 million of debt AFUDC at annual rates of 2.99%, 1.70%, and 1.70% and $9.8 million, $9.3 million, and $9.9 million of equity AFUDC at annual rates of 3.24%, 4.26%, and 4.94%. For the years ended December 31, 2023, 2022, and 2021, TNMP recorded $5.7 million, $3.4 million, and $1.6 million of debt AFUDC at rates of 3.49%, 2.25%, and 1.80% and $5.1 million, $4.5 million, and $3.3 million of equity AFUDC at rates of 3.17%, 2.99%, and 3.67%.

Materials, Supplies, and Fuel Stock

Materials and supplies relate to transmission, distribution, and generating assets. Materials and supplies are charged to inventory when purchased and are expensed or capitalized as appropriate when issued. Materials and supplies are valued using an average costing method. Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2023	2022	2023	2022	2023	2022
	(In thousands)
Fuel Oil	$896	$985	$896	$985	$—	$—
Materials and supplies	97,138	65,748	80,676	54,905	16,462	10,843
	$98,034	$66,733	$81,572	$55,890	$16,462	$10,843

Investments

PNM holds investment securities in the NDT for the purpose of funding its share of the decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines that served SJGS and continue to serve Four Corners (Note 16). Investments (both equity and available-for-sale debt securities) are measured at fair value on a quarterly basis with changes in fair value for equity securities recognized in earnings for that period. Since third party investment managers have sole discretion over the purchase and sale of the securities (under general guidelines and targets provided by management), PNM records an impairment, as a realized loss, for any available-for-sale debt security that has a fair value which is less than cost at the end of each quarter. For the years ended December 31, 2023, 2022 and 2021, PNM recorded impairment losses on the available-for-sale debt securities of $(19.1) million, $25.8 million and $(0.7) million. No gains or losses are deferred as regulatory assets or liabilities. See Notes 3 and 9.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Decommissioning and Reclamation Costs

PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Nuclear decommissioning costs and related accruals are based on periodic site-specific estimates of the costs for removing all radioactive and other structures at PVNGS and are dependent upon numerous assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. PNM’s accruals for PVNGS Units 1, 2, and 3, including portions previously held under leases, have been made based on such estimates, the guidelines of the NRC, and the PVNGS license periods. PNM records its share of the SJGS decommissioning obligation as an ARO on its Consolidated Balance Sheets. Studies on the decommissioning costs of SJGS are performed periodically and revisions to the ARO liability are recorded. See Note 16.

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

The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability by assessing a range of reasonably likely costs for each identified site using currently available information and the probable level of involvement and financial condition of other potentially responsible parties. These estimates are based on assumptions regarding the costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Amounts recorded for environmental expense in the years ended December 31, 2023, 2022, and 2021, as well as the amounts of environmental liabilities at December 31, 2023 and 2022, were insignificant.

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
December 31, 2023, 2022 and 2021
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

New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not yet been adopted by the Company is presented below. The Company does not expect difficulty in adopting these standards by their required effective dates.

Accounting Standards Update 2022-03 - Fair Value Measurement (Topic 820): Fair Value Measurements of Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the FASB issued ASU 2022-03 clarifying that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the security and, therefore, is not considered in measuring fair value. The amendment also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. Disclosure requirements from the amendment include disclosure of the fair value of equity securities subject to contractual sale restrictions that are reflected in the balance sheet; the nature and remaining duration of the restriction(s); and the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the Company beginning January 1, 2024 with early adoption for both interim and annual periods being permitted. ASU 2022-03 is to be applied prospectively with any adjustments recognized in earnings and disclosed on the date of adoption. The Company does not expect ASU 2022-03 to have any impact on earnings as there are currently no investments that are subject to contractual restrictions on the Consolidated Balance Sheets. Disclosure updates for investments held in the pension and other benefit plan portfolios are not expected to be material.

Accounting Standards Update 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 enhancing disclosures about significant segment expenses. Disclosure requirements of this update include disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); an amount for other segment items by reportable segment and a description of its composition; the title and position of the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources; and that a single reportable segment provides all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The amendment also clarifies that in addition to the measure most consistent with the measurement principles under GAAP, reporting of additional measures of a segment’s profit or loss used by the CODM in assessing segment performance and determining allocation of resources is allowed. ASU 2023-07 is effective for the Company beginning January 1, 2024 and interim periods beginning January 1, 2025 with early adoption being permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements.

Accounting Standards Update 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09 enhancing the transparency and decision usefulness of income tax disclosures. Disclosure requirements of this update include (on an annual basis) the disclosure of specific categories in the rate reconciliation and the inclusion of additional information for reconciling items that meet a quantitative threshold (if the effect of the reconciling item is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income by the applicable statutory rate). The amendment also requires the disclosure (on an annual basis) of information about income taxes paid (net of refunds) including, the disaggregation by federal, state, and foreign taxes as well as by individual jurisdiction. Additional requirements include the disclosure of income (loss) from continuing operations before income tax expense (benefit) disaggregated between foreign and domestic as well as income tax expense (benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective for the Company beginning January 1, 2025 with early adoption being permitted. ASU 2023-09 is to be applied on a prospective basis with retrospective application permitted.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
(2)Segment Information

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. A reconciliation of the segment presentation to the GAAP financial statements is provided.

PNM

PNM includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM also includes the generation and sale of electricity into the wholesale market, which includes the asset optimization of PNM’s jurisdictional capacity as well as providing transmission services to third parties. FERC has jurisdiction over wholesale power and transmission rates. PNM includes the results of ETBC I upon its formation in 2023.

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

2023	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Electric operating revenues	$1,403,948	$535,250	$—	$1,939,198
Cost of energy	663,614	138,647	—	802,261
Utility margin	740,334	396,603	—	1,136,937
Other operating expenses	479,525	133,443	(26,874)	586,094
Depreciation and amortization	177,633	113,142	28,728	319,503
Operating income (loss)	83,176	150,018	(1,854)	231,340
Interest income	21,355	—	608	21,963
Other income (deductions)	20,003	8,368	(790)	27,581
Interest charges	(86,574)	(46,152)	(57,629)	(190,355)
Segment earnings (loss) before income taxes	37,960	112,234	(59,665)	90,529
Income taxes (benefit)	(16,758)	17,297	(16,889)	(16,350)
Segment earnings (loss)	54,718	94,937	(42,776)	106,879
Valencia non-controlling interest	(18,533)	—	—	(18,533)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$35,657	$94,937	$(42,776)	$87,818

At December 31, 2023:
Total Assets	$6,813,065	$3,145,031	$294,509	$10,252,605
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

2022	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Electric operating revenues	$1,766,825	$482,730	$—	$2,249,555
Cost of energy	864,013	123,928	—	987,941
Utility margin	902,812	358,802	—	1,261,614
Other operating expenses	460,513	124,519	(22,031)	563,001
Depreciation and amortization	180,812	98,316	25,725	304,853
Operating income (loss)	261,487	135,967	(3,694)	393,760
Interest income	14,816	—	1,279	16,095
Other income (deductions)	(77,012)	8,653	(2,278)	(70,637)
Interest charges	(61,073)	(37,192)	(29,643)	(127,908)
Segment earnings (loss) before income taxes	138,218	107,428	(34,336)	211,310
Income taxes (benefit)	19,198	15,161	(8,229)	26,130
Segment earnings (loss)	119,020	92,267	(26,107)	185,180
Valencia non-controlling interest	(15,122)	—	—	(15,122)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$103,370	$92,267	$(26,107)	$169,530

At December 31, 2022:
Total Assets	$6,272,166	$2,746,601	$238,610	$9,257,377
Goodwill	$51,632	$226,665	$—	$278,297

2021	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Electric operating revenues	$1,362,020	$417,853	$—	$1,779,873
Cost of energy	531,786	113,067	—	644,853
Utility margin	830,234	304,786	—	1,135,020
Other operating expenses	438,372	114,228	(9,840)	542,760
Depreciation and amortization	170,365	90,440	23,302	284,107
Operating income (loss)	221,497	100,118	(13,462)	308,153
Interest income (loss)	14,605	—	57	14,662
Other income (deductions)	13,809	5,408	(726)	18,491
Interest charges	(51,360)	(33,735)	(11,782)	(96,877)
Segment earnings (loss) before income taxes	198,551	71,791	(25,913)	244,429
Income taxes (benefit)	26,992	7,912	(2,322)	32,582
Segment earnings (loss)	171,559	63,879	(23,591)	211,847
Valencia non-controlling interest	(15,490)	—	—	(15,490)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) attributable to PNMR	$155,541	$63,879	$(23,591)	$195,829

At December 31, 2021:
Total Assets	$6,060,133	$2,364,772	$241,980	$8,666,885
Goodwill	$51,632	$226,665	$—	$278,297

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
December 31, 2023, 2022 and 2021
calculation of utility margin, as presented, most closely compares to gross margin as defined by GAAP. Reconciliations between utility margin and gross margin are presented below.

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
2023
Gross margin	$409,366	$246,465	$—	$655,831
Energy production costs	91,610	—	—	91,610
Transmission and distribution costs	61,725	36,996	—	98,721
Depreciation and amortization	177,633	113,142	—	290,775	[1]
Utility margin	$740,334	$396,603	$—	$1,136,937

2022
Gross margin	$516,375	$224,080	$—	$740,455
Energy production costs	147,347	—	—	147,347
Transmission and distribution costs	58,278	36,406	—	94,684
Depreciation and amortization	180,812	98,316	—	279,128	[1]
Utility margin	$902,812	$358,802	$—	$1,261,614

2021
Gross margin	$466,092	$182,857	$—	$648,949
Energy production costs	143,931	—	—	143,931
Transmission and distribution costs	49,846	31,489	—	81,335
Depreciation and amortization	170,365	90,440	—	260,805	[1]
Utility margin	$830,234	$304,786	$—	$1,135,020
1 Corporate and Other depreciation and amortization represents corporate level activities that are billed at cost and reflected as general and administrative expenses at PNM and TNMP and therefore are not a component of gross margin or utility margin. See Note 1.

Major Customers

PNM’s participation in EIM, operated by CAISO, accounted for approximately 15%, 24%, and 11% of electric operating revenues during the years ended December 31, 2023, 2022, and 2021. These revenues are passed on to customers under PNM’s FPPAC with no impact to net earnings. Two REPs during the years ended December 31, 2023 and 2022 and three REPs during the years ended December 31, 2021 accounted for more than 10% of the electric operating revenues of TNMP as follows:

	Year Ended December 31,
	2023	2022	2021
REP A	25%	27%	23%
REP B	19	20	19
REP C	N/A	N/A	10

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
(3)Accumulated Other Comprehensive Income (Loss)

AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders. Information regarding AOCI is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			PNMR
	Unrealized Gains on Available-for-Sale Securities	Pension Liability Adjustment	Total	Fair Value Adjustment for Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2020	$20,403	$(98,914)	$(78,511)	$(672)	$(79,183)
Amounts reclassified from AOCI (pre-tax)	(9,765)	8,348	(1,417)	(903)	(2,320)
Income tax impact of amounts reclassified	2,480	(2,120)	360	229	589
Other OCI changes (pre-tax)	(1,881)	12,111	10,230	1,804	12,034
Income tax impact of other OCI changes	478	(3,076)	(2,598)	(458)	(3,056)
Net after-tax change	(8,688)	15,263	6,575	672	7,247
Balance at December 31, 2021	11,715	(83,651)	(71,936)	—	(71,936)

Amounts reclassified from AOCI (pre-tax)	(3,827)	7,104	3,277	(1,176)	2,101
Income tax impact of amounts reclassified	972	(1,804)	(832)	299	(533)
Other OCI changes (pre-tax)	(1,928)	(4,565)	(6,493)	12,285	5,792
Income tax impact of other OCI changes	490	1,159	1,649	(3,121)	(1,472)
Net after-tax change	(4,293)	1,894	(2,399)	8,287	5,888
Balance at December 31, 2022	7,422	(81,757)	(74,335)	8,287	(66,048)
Amounts reclassified from AOCI (pre-tax)	(7,199)	4,776	(2,423)	9,287	6,864
Income tax impact of amounts reclassified	1,828	(1,212)	616	(2,359)	(1,743)
Other OCI changes (pre-tax)	11,529	1,389	12,918	(15,483)	(2,565)
Income tax impact of other OCI changes	(2,928)	(353)	(3,281)	3,933	652
Net after-tax change	3,230	4,600	7,830	(4,622)	3,208
Balance at December 31, 2023	$10,652	$(77,157)	$(66,505)	$3,665	$(62,840)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
These balances include potential exposures for other non-retail utility services. In the years ended December 31, 2023 and 2022, there were no estimated credit losses related to these transactions.

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

The Company has collaborative arrangements related to its interest in SJGS, Four Corners, PVNGS, and Luna. The Company has determined that during the years ended December 31, 2023, 2022, and 2021 none of the joint owners in its collaborative arrangements were customers under Topic 606. The Company will continue to evaluate transactions between collaborative arrangement participants in future periods under the revenue recognition standard.

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
December 31, 2023, 2022 and 2021
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
December 31, 2023, 2022 and 2021
Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects ARP revenues and other revenues.

	PNM		TNMP	PNMR Consolidated
Year Ended December 31, 2023	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$425,448		$190,953	$616,401
Commercial	391,964		155,254	547,218
Industrial	90,084		45,508	135,592
Public authority	21,018		6,777	27,795
Economy energy service	34,340		—	34,340
Transmission	159,475		135,831	295,306
Wholesale energy sales	248,801		—	248,801
Miscellaneous	5,676		3,739	9,415
Total revenues from contracts with customers	1,376,806	[1]	538,062	1,914,868	[1]
Alternative revenue programs	9,419		(2,812)	6,607
Other electric operating revenues	17,723		—	17,723
Total Electric Operating Revenues	$1,403,948		$535,250	$1,939,198
1 Included in revenue from contracts with customers at PNM and PNMR is a $128.7 million reduction associated with the SJGS abandonment settlement and a $38.4 million reduction associated with PVNGS leased capacity as a result of the NMPRC final order in the 2024 Rate Change.

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
December 31, 2023, 2022 and 2021

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

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Consolidated Balance Sheets, net of allowance for credit losses, includes $93.6 million and $151.4 million at December 31, 2023 and 2022 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a TSA with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset was $22.1 million at December 31, 2023 and $11.9 million at December 31, 2022, and is included in Other deferred charges on the Consolidated Balance Sheets.

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
December 31, 2023, 2022 and 2021
(5)Earnings and Dividends Per Share
Dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share and dividends per share is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$87,818	$169,530	$195,829
Average Number of Common Shares:
Outstanding during year	86,038	85,835	85,835
Vested awards of restricted stock	258	287	235
Average Shares – Basic	86,296	86,122	86,070
Dilutive Effect of Common Stock Equivalents:
PNMR 2022 ATM Program	38	—	—
Stock options and restricted stock	35	47	41
Average Shares – Diluted	86,369	86,169	86,111
Net Earnings Attributable to PNMR Per Share of Common Stock:
Basic	$1.02	$1.97	$2.28
Diluted	$1.02	$1.97	$2.27
Dividends Declared per Common Share	$1.49	$1.41	$1.33

(6)Stockholders’ Equity
Common Stock and Equity Contributions
On December 15, 2023 PNMR physically settled all shares under the PNMR 2022 ATM Program by issuing 4.4 million shares to the forward purchasers, aggregating net proceeds of $198.2 million, including $1.0 million for equity issuance costs. Following this settlement, no shares of PNMR’s common stock remain subject to future settlement under the PNMR 2022 ATM Program. PNMR, PNM, and TNMP did not issue any common stock during the years ended December 31, 2022 and 2021.
PNMR funded zero, zero, and $53.0 million of cash equity contributions to PNM in 2023, 2022, and 2021, respectively. PNMR also funded $40.9 million, $68.0 million, and $52.0 million of cash equity contributions to TNMP in 2023, 2022, and 2021, respectively.
Dividends on Common Stock
The declaration of common dividends by PNMR is dependent upon a number of factors, including the ability of PNMR’s subsidiaries to pay dividends. PNMR’s primary sources of dividends are its operating subsidiaries.
PNM did not declare or pay any cash dividends to PNMR in 2023. However, PNM declared and paid cash dividends to PNMR of $153.5 million, and $60.0 million in 2022 and 2021, respectively. TNMP did not declare or pay any cash dividends to PNMR in 2023, 2022, or 2021.
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC provisions allow PNM to pay dividends, with at least 15 days prior notice, from current earnings, which is determined on a rolling four quarter basis, or from equity contributions previously made by PNMR. The Federal Power Act also imposes certain restrictions on dividends by public utilities. Debt-to-capitalization ratio requirements, as discussed in Note 7, remain at less than or equal to 65% for PNM and TNMP and less than or equal to 70% for PNMR. These debt-to-capitalization ratio requirements could limit the amounts of dividends that could be paid. PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain the approval of certain financial counterparties to transfer more than five percent of PNM’s assets. As of December 31, 2023, none of the numerical tests would restrict the payment of dividends from the retained earnings of PNM, and the 65% debt-to-capitalization covenant would restrict the payment of dividends by TNMP to $339.5 million. Similarly, the 70% debt-to-capitalization covenant would restrict the payment of dividends by PNMR to $321.9 million.

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
December 31, 2023, 2022 and 2021
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

(7)Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities, term loans, and other debt agreements contain a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR agreements this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities, term loans, and other debt agreements generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions.

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

At December 31, 2020, PNMR had $150.0 million outstanding under the PNMR 2019 Term Loan, $150.0 million outstanding under the PNMR 2020 Term Loan, $300.0 million outstanding under the PNMR 2020 Delayed-Draw Term Loan, and $65.0 million outstanding under the PNMR Development Term Loan. On May 18, 2021, each of these outstanding amounts were repaid with proceeds from the PNMR 2021 Delayed-Draw Term Loan discussed below.

On May 18, 2021, PNMR entered into the PNMR 2021 Delayed-Draw Term Loan, among PNMR, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. Initially, PNMR drew $850.0 million to repay and terminate existing indebtedness, including the $150.0 million PNMR 2019 Term Loan, the $300.0 million PNMR 2020 Delayed-Draw Term Loan, the $150.0 million PNMR 2020 Term Loan, the $65.0 million PNMR Development Term Loan, and $40.0 million in borrowings under the PNMR Development Revolving Credit Facility. Additionally, PNMR repaid $92.1 million in borrowings under the PNMR Revolving Credit Facility. On December 2, 2021, PNMR drew an additional $50.0 million and used the proceeds for other general corporate purposes. On January 24, 2022, PNMR drew the remaining $100.0 million available under the PNMR 2021 Delayed-Draw Term Loan and used the proceeds to pay down the PNMR Revolving Credit Facility. On May 20, 2022, PNMR amended and restated the PNMR 2021 Delayed-Draw Term Loan, extending its maturity to May 18, 2025. As discussed below on June 30, 2023, $500.0 million under the PNMR 2021 Delayed Draw Term Loan was prepaid, without penalty, with proceeds from the PNMR 2023 Term Loan. Draws on the PNMR 2021 Delayed-Draw Term Loan bear interest at a variable rate, which was 6.43% at December 31, 2023.

On March 2, 2022, PNMR filed a shelf registration that provides for the issuance of various types of debt and equity securities. The PNMR shelf registration statement expires in March 2025.

On November 10, 2022, PNMR entered into a distribution agreement with BofA Securities, Inc., MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as sales agents and Bank of America, N.A., MUFG Securities EMEA plc and Wells Fargo Bank, N.A., as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
sales price of $200.0 million of its common stock, no par value, through the sales agents (the “PNMR 2022 ATM Program”). Sales of the shares made pursuant to the distribution agreement may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. PNMR did not initially receive any proceeds upon the execution of this agreement.

Throughout 2023, PNMR entered into forward sale agreements with the forward purchasers listed below, for the sale of shares of PNMR common stock. On December 15, 2023, PNMR physically settled the forward purchases under the PNMR 2022 ATM Program and used the proceeds to repay borrowings under the PNMR Revolving Credit Facility and for other corporate purposes. Gross cash proceeds shown below were reduced by $1.0 million in issuance costs resulting in net cash proceeds of $198.2 million.

Forward completion	Initial forward price	Shares	Settlement price	Settlement amount
				(in thousands)
March 15, 2023	$48.49	504,452	$49.00	$24,720
March 20, 2023	48.30	528,082	48.78	25,758
May 30, 2023	47.56	244,639	47.99	11,741
June 30, 2023	44.87	804,477	45.07	36,257
September 26, 2023	44.03	2,283,860	44.11	100,734
		4,365,510		$199,210

On June 30, 2023, PNMR entered into a $500.0 million term loan agreement (the “PNMR 2023 Term Loan”) among PNMR, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. The PNMR 2023 Term Loan matures on June 30, 2026 and bears interest at a variable rate, which was 6.83% at December 31, 2023. The proceeds were used to prepay an equal amount of the PNMR 2021 Delayed Draw Term Loan, without penalty.
PNM

At December 31, 2020, PNM had a $40.0 million outstanding under the PNM 2019 $40.0 million Term Loan. On June 18, 2021, the PNM 2019 $40.0 million Term Loan was repaid using proceeds from the PNM 2021 Term Loan discussed below.

At December 31, 2020, PNM had $100.3 million outstanding under the PNM Floating Rate PCRBs. On October 1, 2021, PNM converted the PNM Floating Rate PCRBs to a fixed rate period and successfully remarketed them to new investors (the “PNM 2021 Fixed Rate PCRBs”). The PNM 2021 Fixed Rate PCRBs now bear interest at 0.875% and are subject to mandatory tender on October 1, 2026.

At December 31, 2020, PNM had $146.0 million of outstanding PCRBs with a final maturity of April 1, 2033. These PCRBs were subject to mandatory tender on October 1, 2021, and were successfully remarketed to new investors on that date. The $146.0 million PCRBs bear interest at a fixed rate of 2.15% until their final maturity.

On June 18, 2021, PNM entered into a $75.0 million term loan agreement (the “PNM 2021 Term Loan”) between PNM and Bank of America, N.A., as lender. The PNM 2021 Term Loan was used to repay the PNM 2019 $40.0 million Term Loan and for other corporate purposes. On August 5, 2022, the PNM 2021 Term Loan was prepaid without penalty with proceeds from the PNM 2022 Delayed-Draw Term Loan discussed below.

On July 14, 2021, PNM entered into an agreement (the “PNM 2021 Note Purchase Agreement”) with institutional investors for the sale and issuance of $160.0 million aggregate principal amount of SUNs (the “PNM 2021 SUNs”) offered in private placement transactions. On July 14, 2021, PNM issued $80.0 million of the PNM 2021 SUNs at 2.59%, due July 15, 2033, and another $80.0 million at 3.14%, due July 15, 2041. Proceeds from the PNM 2021 SUNs were used to repay the total amount of the $160.0 million of PNM’s 5.35% SUNs, at par, earlier than their scheduled maturity of October 1, 2021. The PNM 2021 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM 2021 SUNs at par. PNM has the right to redeem any or all of the PNM 2021 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On September 23, 2021, PNM entered into an agreement (the “PNM September 2021 Note Purchase Agreement”) with institutional investors for the sale and issuance of $150.0 million aggregate principal amount of SUNs (the “PNM September 2021 SUNs”) offered in private placement transactions. On December 2, 2021, PNM issued $50.0 million of the PNM September 2021 SUNs at 2.29%, due December 30, 2031, and another $100.0 million at 2.97%, due December 30, 2041. Proceeds from the PNM September 2021 SUNs were used for funding of capital expenditures, including the purchase of the Western Spirit Line, repayment of existing indebtedness, and for general corporate purposes. The PNM September 2021 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
required to offer to prepay the PNM September 2021 SUNs at par. PNM has the right to redeem any or all of the PNM September 2021 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

At December 31, 2021, PNM had $104.5 million PCRBs outstanding with a mandatory remarketing date of June 1, 2022, consisting of $36.0 million at 1.05% issued by the Maricopa County, Arizona Pollution Control Corporation with a final maturity of January 2038; $37.0 million at 2.125% issued by the City of Farmington, New Mexico with a final maturity of June 2040; $11.5 million at 1.20% issued by the City of Farmington, New Mexico with a final maturity of June 2040; and $20.0 million at 2.45% issued by the City of Farmington, New Mexico with a final maturity of September 2042. On June 1, 2022, PNM remarketed to new investors the $36.0 million and $37.0 million series in the tax-exempt market at 3.00% with a mandatory remarketing date of June 1, 2024. PNM purchased and redeemed the remaining two series of PCRBs, totaling $31.5 million, on June 1, 2022.

On August 5, 2022, PNM entered into a $225.0 million delayed-draw term loan agreement (the “PNM 2022 Delayed-Draw Term Loan”), among PNM, the lender parties thereto, and Royal Bank of Canada, as administrative agent. PNM initially drew $180.0 million to prepay, without penalty, the $75.0 million PNM 2021 Term Loan ahead of its December 2022 maturity and for other corporate purposes. On September 30, 2022, PNM drew the remaining $45.0 million and used the proceeds for general corporate purposes. On November 15, 2023, upon receipts of funds from the sale of energy transition property to ETBC I discussed below, PNM prepaid the $225.0 million outstanding under the PNM 2022 Delayed-Draw Term Loan, without penalty.

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

ETBC I

On November 15, 2023, ETBC I issued $343.2 million aggregate principal amount of its senior secured energy transition bonds, Series A (“Securitized Bonds”) in two tranches. The first tranche of $175.0 million aggregate principal amount was issued at an interest rate of 5.64% with an expected final payment due in August 2040. The second tranche of $168.2 million aggregate principal amount was issued at an interest rate of 6.03% with an expected final payment due in August 2048. Each tranche is subject to fixed, scheduled, semi-annual payments of principal and interest beginning on August 15, 2024 with $2.5 million included as Current installments of long-term debt on the Consolidated Balance Sheets at December 31, 2023. The Securitized Bonds were offered pursuant to a prospectus dated November 7, 2023 and are governed by an indenture between ETBC I and U.S. Bank Trust Company, National Association, as indenture trustee dated as of November 15, 2023. ETBC I used the proceeds from the issuance of the Securitized Bonds to purchase energy transition property (Note 16) from PNM. See Note 10.

TNMP

On July 14, 2021, TNMP entered into an agreement (the “TNMP 2021 Bond Purchase Agreement”) with institutional investors for the sale of $65.0 million aggregate principal amount of TNMP first mortgage bonds (the “TNMP 2021 Bonds”) offered in private placement transactions. On August 16, 2021, TNMP issued all $65.0 million of the TNMP 2021 Bonds at 2.44% with a maturity of August 15, 2035, and used the proceeds to repay existing debt and for other corporate purposes. The TNMP 2021 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indenture governing the TNMP 2021 Bonds. The terms of the supplemental indenture governing the TNMP 2021 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
prepay the TNMP 2021 Bonds at par. TNMP has the right to redeem any or all of the TNMP 2021 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

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

Interest Rate Hedging Activities

PNMR has entered into hedging agreements that establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in PNMR’s credit rating. During the years ended December 31, 2022 and 2023, PNMR’s hedging agreements were as follows:

		Variable Rate	Established
Effective Date	Maturity Date	Debt Hedged	Fixed Rate
		(In millions)	(Percent)
March 17, 2023	September 30, 2023	$150.0	4.57%
October 31, 2022	December 31, 2023	100.0	4.65
October 31, 2022	December 31, 2023	100.0	4.66
September 30, 2022	December 31, 2023	100.0	4.17
September 30, 2022	December 31, 2023	100.0	4.18
May 20, 2022	December 31, 2023	100.0	2.52
May 2, 2022	December 31, 2023	150.0	2.65
May 2, 2022	December 31, 2023	200.0	2.65
January 1, 2024	December 31, 2024	100.0	3.32
January 1, 2024	December 31, 2024	100.0	3.32
January 1, 2024	December 31, 2024	100.0	3.38
January 1, 2024	December 31, 2024	150.0	3.62
January 1, 2024	December 31, 2024	150.0	3.57
January 1, 2025	December 31, 2025	100.0	4.18
January 1, 2025	December 31, 2025	100.0	4.18
January 1, 2025	December 31, 2025	100.0	3.99

These hedge agreements are accounted for as cash flow hedges. The fair value of the active hedge agreements is presented as a gain of $7.2 million included in Other current assets and a loss of $2.3 million included in Other deferred credits on the Consolidated Balance Sheets at December 31, 2023. At December 31, 2022, the fair value of the active hedge agreements was $11.1 million that was included in Other current assets on the Consolidated Balance Sheets. Fair values are

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
determined using Level 2 inputs under GAAP, including using forward SOFR curves under the mid-market convention to discount cash flows over the remaining term of the agreements.

Borrowing Arrangements Between PNMR and its Subsidiaries
PNMR has intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount up to $150.0 million and have either reciprocal or non-reciprocal terms. Interest charged to the subsidiaries is equivalent to interest paid by PNMR on its short-term borrowings or the money-market interest rate if PNMR does not have any short-term borrowings outstanding. All balances outstanding under intercompany loan agreements are eliminated upon consolidation. See Note 1. PNM and TNMP had no borrowings from PNMR at December 31, 2023 and 2022. PNMR Development had $2.3 million and zero in short-term borrowings outstanding from PNMR at December 31, 2023 and 2022. PNMR had zero and $5.3 million in short-term borrowings outstanding from PNMR Development at December 31, 2023 and 2022.

Short-term Debt and Liquidity

Currently, the PNMR Revolving Credit Facility has a financing capacity of $300.0 million and the PNM Revolving Credit Facility has a financing capacity of $400.0 million. On May 20, 2022, both PNMR and PNM extended the facilities to October 31, 2024, with two one-year extension options that, if exercised, would extend the maturity through October 2026, subject to approval by a majority of the lenders. On January 26, 2023, PNMR and PNM exercised one of the one-year extension options in their respective agreements, extending their maturities through October 2025; provided that, effective November 1, 2024, the capacity of the PNMR Revolving Credit Facility will adjust to $285.0 million and the PNM Revolving Credit Facility will adjust to $380.0 million because one lender in each facility did not agree to the one-year extension through October 2025. On December 8, 2023, PNMR and PNM exercised the second one-year extension options in their respective agreements, extending their maturities through October 2026. Also on May 20, 2022, the $40.0 million PNM New Mexico Credit Facility was extended to May 20, 2026. On March 11, 2022, the TNMP Revolving Credit Facility, with a capacity of $75.0 million and secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds, was amended to extend the maturity to September 23, 2024, with two one-year extension options that, if exercised, would extend the maturity to September 23, 2026, subject to approval by a majority of the lenders. The amended TNMP Revolving Credit Facility also contained an accordion feature that would allow TNMP to increase the size of the revolver from $75.0 million to $100.0 million, subject to certain conditions. On May 13, 2022, TNMP exercised the accordion feature and increased the capacity of the TNMP Revolving Credit Facility to $100.0 million, secured by $100.0 million aggregate principal amount of TNMP first mortgage bonds. On January 26, 2023, TNMP exercised one of the one-year extension options on its credit facility, which extended the maturity to September 23, 2025 and on December 8, 2023 the second extension option was exercised which extended the maturity to September 23, 2026. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR.

Gross borrowings and (repayments) associated with the Revolving Credit Facilities consist of:

	December 31,
	2023		2022		2021
	Borrowings	Repayments	Borrowings	Repayments	Borrowings	Repayments
PNM:	(In thousands)
PNM Revolving Credit Facility	$1,064,300	$(1,102,700)	$604,000	$(472,400)	$216,600	$(209,200)
PNM New Mexico Credit Facility	70,000	(80,000)	86,900	(40,000)	40,000	(50,000)
	1,134,300	(1,182,700)	690,900	(512,400)	256,600	(259,200)

TNMP Revolving Credit Facility	407,600	(389,200)	480,500	(444,200)	233,400	(233,000)
PNMR:
PNMR Revolving Credit Facility	837,200	(777,300)	612,000	(657,500)	719,600	(676,700)
PNMR Development Revolving Credit Facility	—	—	—	—	30,000	(40,000)
	837,200	(777,300)	612,000	(657,500)	749,600	(716,700)

	$2,379,100	$(2,349,200)	$1,783,400	$(1,614,100)	$1,239,600	$(1,208,900)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2023	2022
	(In thousands)
PNM:
PNM Revolving Credit Facility	$107,500	$145,900
PNM New Mexico Credit Facility	30,000	40,000
	137,500	185,900
TNMP Revolving Credit Facility	55,100	36,700
PNMR:
PNMR Revolving Credit Facility	69,300	9,400
	$261,900	$232,000

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at December 31, 2023, that reduce the available capacity under their respective revolving credit facilities. PNMR also has $30.3 million of letters of credit outstanding under the WFB LOC Facility. At December 31, 2023, interest rates on outstanding borrowings were 6.69% for the PNM Revolving Credit Facility, 6.71% for the PNM New Mexico Credit Facility, 6.32% for the TNMP Revolving Credit Facility, and 6.96% for the PNMR Revolving Credit Facility.

Long-Term Debt

Information concerning long-term debt outstanding and unamortized (premiums), discounts, and debt issuance costs is as follows:

	December 31, 2023		December 31, 2022
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
PNM Debt

ETBC I - Senior Secured Energy Transition Bonds
Series A-1, 5.64%	$175,000	$1,093	$—	$—
Series A-2, 6.03%	168,200	1,057	—	—

Senior Unsecured Notes, Pollution Control Revenue Bonds:
2.15% due April 2033	146,000	824	146,000	915
3.00% due June 2040, mandatory tender - June 1, 2024	37,000	88	37,000	296
0.875% mandatory tender - October 1, 2026	100,345	403	100,345	550
3.00% due January 2038, mandatory tender - June 1, 2024	36,000	87	36,000	288
1.10% due June 2040, mandatory tender - June 1, 2023	—	—	130,000	178
1.15% due June 2040, mandatory tender - June 1, 2024	125,000	132	125,000	383
3.90% due June 2040, mandatory tender - June 1, 2028	130,000	1,029	—	—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

	December 31, 2023		December 31, 2022
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
PNM Debt (Continued)
Senior Unsecured Notes:
3.15% due May 2023	—	—	55,000	29
3.45% due May 2025	104,000	143	104,000	248
3.85% due August 2025	250,000	477	250,000	775
3.68% due May 2028	88,000	271	88,000	333
3.78% due August 2028	15,000	48	15,000	59
3.93% due May 2033	38,000	167	38,000	185
4.22% due May 2038	45,000	228	45,000	243
4.50% due May 2048	20,000	114	20,000	119
4.60% due August 2048	85,000	490	85,000	510
3.21% due April 2030	150,000	1,011	150,000	1,171
3.57% due April 2039	50,000	426	50,000	454
2.59% due July 2033	80,000	366	80,000	405
3.14% due July 2041	80,000	404	80,000	427
2.29% due December 2031	50,000	235	50,000	264
2.97% due December 2041	100,000	528	100,000	557
5.51% due April 2035	150,000	854	—	—
5.92% due April 2053	50,000	290	—	—
PNM 2022 $225.0 Million Term Loan due February 2024	—	—	225,000	56
	2,272,545	10,765	2,009,345	8,445
Less current maturities	200,529	307	185,000	207
	2,072,016	10,458	1,824,345	8,238

TNMP Debt
First Mortgage Bonds:
6.95% due April 2043	93,198	(13,771)	93,198	(14,488)
4.03% due July 2024	80,000	53	80,000	158
3.53% due February 2026	60,000	174	60,000	256
3.22% due August 2027	60,000	209	60,000	266
3.85% due June 2028	60,000	281	60,000	344
3.79% due March 2034	75,000	385	75,000	422
3.92% due March 2039	75,000	429	75,000	457
4.06% due March 2044	75,000	456	75,000	479
3.60% due July 2029	80,000	330	80,000	391
2.73% due April 2030	85,000	530	85,000	616
3.36% due April 2050	25,000	218	25,000	226
2.93% due July 2035	25,000	191	25,000	208
3.36% due July 2050	50,000	441	50,000	457
2.44% due August 2035	65,000	418	65,000	454
4.13% due May 2052	65,000	424	65,000	439
3.81% due July 2032	95,000	572	95,000	638
5.01% due April 2033	130,000	682	—	—
5.47% due July 2053	55,000	296	—	—
	1,253,198	(7,682)	1,068,198	(8,677)
Less current maturities	80,000	53	—	—
	1,173,198	(7,735)	1,068,198	(8,677)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

	December 31, 2023		December 31, 2022
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
PNMR Debt
PNMR 2021 Delayed-Draw Term Loan due May 2025	500,000	114	1,000,000	388
PNMR 2023 Term Loan due June 2026	500,000	735	—	—
	1,000,000	849	1,000,000	388
Less current maturities	—	—	—	—
	1,000,000	849	1,000,000	388
Total Consolidated PNMR Debt	4,525,743	3,932	4,077,543	156
Less current maturities	280,529	360	185,000	207
	$4,245,214	$3,572	$3,892,543	$(51)

Reflecting mandatory tender dates, long-term debt maturities as of December 31, 2023, are follows:

	PNMR	PNM	TNMP	PNMR Consolidated
	(In thousands)
2024	$—	$200,529	$80,000	$280,529
2025	500,000	360,907	—	860,907
2026	500,000	107,648	60,000	667,648
2027	—	7,721	60,000	67,721
2028	—	241,162	60,000	301,162
Thereafter	—	1,354,578	993,198	2,347,776
Total	$1,000,000	$2,272,545	$1,253,198	$4,525,743

(8)Lease Commitments

The Company enters into various lease agreements to meet its business needs and to satisfy the needs of its customers. The Company accounts for contracts that convey the use and control of identified assets for a period of time as leases. The Company classifies leases as operating or financing by evaluating the terms of the lease agreement. Agreements under which the Company is likely to utilize substantially all of the economic value or life of the asset or that the Company is likely to own at the end of the lease term, either through purchase or transfer of ownership, are classified as financing leases. Leases not meeting these criteria are accounted for as operating leases. Agreements under which the Company is a lessor are insignificant. PNMR, PNM, and TNMP determine present value for their leases using their incremental borrowing rates at the commencement date of the lease or, when readily available, the rate implicit in the agreement. The Company leases office buildings, vehicles, battery storage facilities, and other equipment. In addition, PNM had lease interests in PVNGS and certain rights-of-way agreements that were or are classified as leases. All of the Company’s leases with terms in excess of one year are recorded on the Consolidated Balance Sheets by recording a present value lease liability and a corresponding right-of-use asset. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs, which are comprised primarily of fleet and office equipment leases commencing after January 1, 2019, are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Consolidated Statements of Earnings.

PVNGS

In 1985 and 1986, PNM entered into leases for its interest in PVNGS Unit 1 and 2. The leases initially were scheduled to expire in January 2015 for four Unit 1 leases and January 2016 for four Unit 2 leases. Following procedures set forth in the PVNGS leases, PNM notified four of the lessors under the Unit 1 leases and one lessor under the Unit 2 lease that it would elect to renew those leases on the expiration date of the original leases. The four Unit 1 leases expired in January 2023 and the one Unit 2 lease expired in January 2024. The annual lease payments during the renewal periods aggregated $0.8 million on the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
PVNGS Unit 2 lease that terminated in January 2024. PNM will cease depreciation and as authorized by the NMPRC create a regulatory asset for the associated remaining undepreciated investments.

On April 5, 2021, PNM and SRP entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to SRP certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2. In January 2023, the Unit 1 leases expired, and PNM closed on the associated sale to SRP, receiving payments of $33.7 million, of which $28.4 million was recorded as a reduction to Net utility plant on the Condensed Consolidated Balance Sheets and is presented as cash flows from investing activities on the Condensed Consolidated Statement of Cash Flows. In addition, $5.3 million was recorded as a reduction to materials, supplies, and fuel stock on the Condensed Consolidated Balance Sheets and is presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows. In January 2024, the Unit 2 leases expired, and PNM closed on the associated sale to SRP, receiving payments of $3.5 million, of which $3.0 million was related to net utility plant and $0.5 million was related to materials and supplies. See Notes 16 and 17 for information on other PVNGS matters including NMPRC authorization to create regulatory assets for the associated remaining undepreciated investments and the PVNGS Leased Interest Abandonment Application.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Consolidated Statement of Earnings over their term. As of December 31, 2023 and 2022, the unamortized balance of these rights-of-ways was $56.2 million and $54.6 million. During the years ended December 31, 2023, 2022, and 2021, PNM recognized amortization expense associated with these agreements of $3.5 million, $3.8 million, and $3.7 million.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019, are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018, are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At December 31, 2023, residual value guarantees on fleet vehicle and equipment leases are $0.8 million, $1.0 million, and $1.8 million for PNM, TNMP, and PNMR Consolidated.

Battery Storage Agreements

The Company has entered into various battery storage agreements and, in the third quarter of 2023, two battery storage facilities with an aggregate capacity of 170 MW began commercial operation. The agreements are for 20-year terms and have fixed payments over the life of the agreements. The Company has accounted for the agreements as operating leases and initially recorded lease liabilities with corresponding right-of-use assets of $138.0 million. In addition, the Company has elected to separate lease components from non-lease components for battery storage agreements and accordingly, does not include non-lease components in the measurement of the lease liability or right-of-use asset. The non-lease components, currently not included in the measurement of the lease liability or the corresponding right-of-use asset, comprise of 25.5% of the value of the agreements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Information related to the Company’s operating leases recorded on the Consolidated Balance Sheets is presented below:

	December 31, 2023			December 31, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$180,370	$1,814	$182,201	$52,556	$3,426	$55,982
Current portion of operating lease liabilities	11,371	895	12,267	17,239	1,543	18,781
Long-term portion of operating lease liabilities	166,191	809	167,000	39,633	1,703	41,336

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019, as financing leases. Information related to the Company’s financing leases recorded on the Consolidated Balance Sheets is presented below:

	December 31, 2023			December 31, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$25,425	$24,487	$49,981	$19,324	$20,084	$39,738
Accumulated depreciation	(11,984)	(11,869)	(23,905)	(7,726)	(8,202)	(16,189)
Non-utility property, net	$13,441	$12,618	$26,076	$11,598	$11,882	$23,549

Other current liabilities	$4,146	$4,616	$8,776	$3,441	$3,867	$7,363
Other deferred credits	9,300	8,023	17,326	8,079	8,028	16,123

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	December 31, 2023			December 31, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	16.79	1.65	16.65	6.74	2.16	6.48
Financing leases	3.81	3.08	3.45	3.99	3.39	3.68

Weighted average discount rate:
Operating leases	5.61%	4.16%	5.60%	4.01%	3.94%	4.00%
Financing leases	4.54	4.63	4.58	3.36	3.53	3.44

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Information for the components of lease expense is as follows:

	Year Ended December 31, 2023
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:
Battery storage leases	$4,351	$—	$4,351
Other operating leases	11,127	1,479	12,606
Amounts capitalized	(374)	(1,298)	(1,672)
Total operating lease expense	15,104	181	15,285
Financing lease cost:
Amortization of right-of-use assets	4,566	4,634	9,253
Interest on lease liabilities	562	497	1,060
Amounts capitalized	(3,190)	(4,250)	(7,440)
Total financing lease expense	1,938	881	2,873
Variable lease expense	1,342	—	1,342
Short-term lease expense	675	29	782
Total lease expense for the period	$19,059	$1,091	$20,282

	Year Ended December 31, 2022
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost	$26,764	$2,020	$28,835
Amounts capitalized	(690)	(1,728)	(2,417)
Total operating lease expense	26,074	292	26,418
Financing lease cost:
Amortization of right-of-use assets	3,175	3,279	6,529
Interest on lease liabilities	327	330	659
Amounts capitalized	(2,264)	(3,208)	(5,471)
Total financing lease expense	1,238	401	1,717
Variable lease expense	890	—	890
Short-term lease expense (1)	3,058	5	3,109
Total lease expense for the period	$31,260	$698	$32,134
(1) Includes expense of $2.7 million for the twelve months ended December 31, 2022 for rental of temporary cooling towers associated with the SJGS Unit 1 outage. These amounts are partially offset with insurance reimbursements of $2.7 million for the twelve months ended December 31, 2022.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,575	$110	$21,685	$25,687	$246	$25,984
Operating cash flows from financing leases	183	73	256	96	43	141
Financing cash flows from financing leases	1,671	802	2,527	1,123	499	1,711

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$138,204	$6	$138,210	$2,924	$179	$3,103
Financing leases	6,421	5,407	11,828	4,205	4,061	8,266

Capitalized lease costs are reflected as investing activities on the Company’s Consolidated Statements of Cash Flows for the twelve months ended December 31, 2023 and 2022.

Future expected lease payments are shown below:

	As of December 31, 2023
	PNM			TNMP		PNMR Consolidated
		Operating					Operating
	Financing	Battery Storage	Other	Financing	Operating	Financing	Battery Storage	Other
	(In thousands)
2024	$4,649	$11,786	$8,046	$5,083	$945	$9,746	$11,786	$8,991
2025	3,605	11,786	7,087	3,991	770	7,598	11,786	7,857
2026	3,089	11,786	7,025	2,781	76	5,870	11,786	7,101
2027	1,859	11,786	7,029	1,381	—	3,240	11,786	7,029
2028	889	11,786	7,032	310	—	1,199	11,786	7,032
Later years	614	172,254	10,587	37	—	651	172,254	10,587
Total minimum lease payments	14,705	231,184	46,806	13,583	1,791	28,304	231,184	48,597
Less: Imputed interest	1,259	94,563	5,865	944	87	2,202	94,563	5,951
Lease liabilities	$13,446	$136,621	$40,941	$12,639	$1,704	$26,102	$136,621	$42,646

The above table includes $12.6 million, $12.3 million, and $24.9 million for PNM, TNMP, and PNMR at December 31, 2023 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties. The Company’s contractual commitments for leases that have not yet commenced are insignificant.

At December 31, 2023, the Company has various lease arrangements that have been executed but have not yet commenced, which are primarily related to battery storage agreements. The Company currently expects lease commencement dates in 2024, with lease terms expiring in 2044, and will recognize lease assets and liabilities upon lease commencement. The expected total fixed consideration to be paid for these arrangements, which includes non-lease payments, is approximately $961.0 million over the 20-year terms of the agreements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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
December 31, 2023, 2022 and 2021
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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the years ended December 31, 2023, 2022, and 2021, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as regulatory assets and liabilities. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Consolidated Balance Sheets:

	Economic Hedges
	December 31,
	2023	2022
	(In thousands)
Other current assets	$826	$9,780
Other current liabilities	—	(19,209)
Net	$826	$(9,429)
Certain of PNM’s commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. PNM does not offset fair value and cash collateral for derivative instruments under master netting arrangements and the above table reflects the gross amounts of fair value assets and liabilities for commodity derivatives. Included in the table above are equal amounts of current assets and current liabilities aggregating zero at December 31, 2022 resulting from PNM’s hazard sharing arrangements with Tri-State that ended May 2022. The hazard sharing arrangements were net-settled upon delivery. As discussed above, PNM’s most recent hazard sharing agreement with Tri-State was not considered a derivative.

As discussed above, PNM has NMPRC-approved guidelines for hedging arrangements to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.8 million in current assets and zero of current liabilities related to these arrangements at December 31, 2023 and $9.8 million in current assets and $19.2 million of current liabilities at December 31, 2022 with changes in fair value recorded as regulatory assets and regulatory liabilities. See Note 13.
At December 31, 2023 and 2022, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, amounts posted as cash collateral under margin arrangements were $0.2 million at December 31, 2023 and $10.5 million at December 31, 2022. These amounts are included in other current assets on the Consolidated Balance Sheets. At December 31, 2023 and December 31, 2022, obligations to return cash collateral were $0.2 million, which is included in other current liabilities on the Consolidated Balance Sheets.

The changes in the fair value of commodity derivative instruments that are considered economic hedges had no impact on PNM’s net earnings during the years ended December 31, 2023 and 2022. Commodity derivatives also had no impact on

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
OCI for the periods presented. Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
December 31, 2023	—	(15,360)
December 31, 2022	—	432,200

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

The table below presents information about PNM’s contingent requirement to provide collateral under certain commodity contracts having an objectively determinable collateral position, that are in net liability positions, and that are not fully collateralized with cash. Contractual liability represents those commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty. Cash collateral posted under these contracts does not reflect letters of credit under the Company’s revolving credit facilities that may have been issued as collateral. Net exposure is the net contractual liability for all contracts, including those designated as normal purchase and normal sale, offset by existing collateral and by any offsets available under master netting agreements, including both assets and liability positions.

Contingent Feature - Credit Rating	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
December 31, 2023	$—	$—	$—
December 31, 2022	$15,288	$—	$13,087

Non-Derivative Financial Instruments

The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 16. At December 31, 2023 and 2022, the fair value of investment securities included $361.0 million and $325.3 million for the NDT, $12.3 million and $14.7 million for the SJGS decommissioning trust, and $71.1 million and $77.5 million for the coal mine reclamation trusts.

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
December 31, 2023, 2022 and 2021
Gains and losses recognized on the Consolidated Statements of Earnings related to investment securities in the NDT and reclamation trusts are presented in the following table:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$1,086	$(6,940)	$8,738
Net gains (losses) from equity securities still held	14,152	(38,025)	(442)
Total net gains (losses) on equity securities	15,238	(44,965)	8,296
Available-for-sale debt securities:
Net gains (losses) on debt securities	4,008	(33,392)	8,554
Net gains (losses) on investment securities	$19,246	$(78,357)	$16,850

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $19.1 million, $(25.8) million, and $0.7 million for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Proceeds from sales	$574,199	$526,448	$459,867
Gross realized gains	$18,618	$22,071	$39,408
Gross realized (losses)	$(32,649)	$(36,623)	$(22,815)

At December 31, 2023, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$40,573
After 1 year through 5 years	55,423
After 5 years through 10 years	51,825
After 10 years through 15 years	16,400
After 15 years through 20 years	9,775
After 20 years	36,828
$210,824

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

For investment securities, Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. The valuation of Level 3 investments, when applicable, requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The Company has no Level 3 investments as of December 31, 2023 and 2022. Management of the Company independently verifies the information provided by pricing services.

Items recorded at fair value by PNM on the Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale securities.

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
December 31, 2023
Cash and cash equivalents	$93,873	$93,873	$—
Equity securities:
Corporate stocks, common	77,422	77,422	—
Corporate stocks, preferred	4,323	504	3,819
Mutual funds and other	57,966	57,966	—
Available-for-sale debt securities:
U.S. government	35,113	34,522	591	$2,055
International government	8,735	—	8,735	104
Municipals	53,436	—	53,436	2,872
Corporate and other	113,540	—	113,540	9,285
	$444,408	$264,287	$180,121	$14,316

December 31, 2022
Cash and cash equivalents	$66,843	$66,843	$—
Equity securities:
Corporate stocks, common	40,103	40,103	—
Corporate stocks, preferred	5,191	790	4,401
Mutual funds and other	66,359	66,359	—
Available-for-sale debt securities:
U.S. government	45,905	45,645	260	$1,334
International government	9,762	—	9,762	1,117
Municipals	43,136	—	43,136	1,062
Corporate and other	140,177	—	140,177	6,473
	$417,476	$219,740	$197,736	$9,986

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Consolidated Balance Sheets are presented below:

	Carrying Amount	Fair Value
December 31, 2023	(In thousands)
PNMR	$4,521,811	$4,260,509
PNM	$2,261,780	$2,107,588
TNMP	$1,260,880	$1,152,922

December 31, 2022
PNMR	$4,077,387	$3,726,195
PNM	$2,000,900	$1,789,186
TNMP	$1,076,875	$937,009

The carrying amount and fair value of the Company’s other investments presented on the Consolidated Balance Sheets are not material and not shown in the above table.
Investments Held by Employee Benefit Plans
As discussed in Note 11, PNM and TNMP have trusts that hold investment assets for their pension and other postretirement benefit plans. The fair value of the assets held by the trusts impacts the determination of the funded status of each plan, but the assets are not reflected on the Company’s Consolidated Balance Sheets. Both the PNM Pension Plan and the TNMP Pension Plan hold units of participation in the PNM Resources, Inc. Master Trust (the “PNMR Master Trust”), which was established for the investment of assets of the pension plans. The PNM Pension Plan’s investment allocation targets in 2023 consist of 35% equities, 15% alternative investments (both of which are considered return generating), and 50% fixed income. The TNMP Pension Plan’s investment allocation targets in 2023 consist of 16% equities, 14% alternative investments (both of which are considered return generating), and 70% fixed income.
GAAP provides a practical expedient that allows the net asset value per share to be used as fair value for investments in certain entities that do not have readily determinable fair values and are considered to be investment companies.  Fair values for alternative investments held by the PNMR Master Trust and PNM OPEB Plan are valued using this practical expedient. Investments for which fair value is measured using that practical expedient are not required to be categorized within the fair value hierarchy. Level 2 and Level 3 fair values are provided by fund managers utilizing a pricing service. For level 2 fair values, the pricing provider predominately uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value as of year-end. Fair value prices for Level 2 corporate term loans predominately use the market approach which uses bid side market values based upon hierarchy information for specific securities or securities with similar characteristics. Alternative investments include private equity funds, hedge funds, real estate funds, and a private collective investment trust. The private equity funds are not voluntarily redeemable. These investments are realized through periodic distributions occurring over a 10 to 15 years term after the initial investment. The real estate funds and hedge funds may be voluntarily redeemed but are subject to redemption provisions that may result in the funds not being redeemable in the near term. The private collective investment trust is a non-unitized fund that does not publish daily prices. Audited financial statements are received for each fund and are reviewed by the Company annually.
The valuation of alternative investments requires significant judgment by the pricing provider due to the absence of quoted market values, changes in market conditions, and the long-term nature of the assets. The significant unobservable inputs include estimates of liquidation value, current operating performance, and future expectations of performance. Neither of the employee benefit plans nor the PNMR Master Trust have any Level 3 investments as of December 31, 2023 or 2022.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The fair values of investments held by the employee benefit plans are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2023	(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$342,296	$136,474	$205,822
Uncategorized investments	65,421
Total Master Trust Investments	$407,717
TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$35,870	$12,192	$23,678
Uncategorized investments	5,258
Total Master Trust Investments	$41,128
PNM OPEB Plan
Cash and cash equivalents	$2,419	$2,419	$—
Equity securities:
Mutual funds	47,674	43,703	3,971
Investments categorized within fair value hierarchy	$50,093	$46,122	$3,971
Uncategorized investments	23,290
	$73,383
TNMP OPEB Plan
Cash and cash equivalents	$162	$162	$—
Equity securities:
Mutual funds	8,241	7,806	435
Investments categorized within fair value hierarchy	$8,403	$7,968	$435

December 31, 2022
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$342,183	$143,911	$198,272
Uncategorized investments	67,787
Total Master Trust Investments	$409,970
TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$38,617	$13,556	$25,061
Uncategorized investments	5,433
Total Master Trust Investments	$44,050
PNM OPEB Plan
Cash and cash equivalents	$1,703	$1,703	$—
Equity securities:
Mutual funds	69,001	42,068	26,933
Investments categorized within fair value hierarchy	$70,704	$43,771	$26,933
TNMP OPEB Plan
Cash and cash equivalents	$149	$149	$—
Equity securities:
Mutual funds	8,573	8,018	555
Investments categorized within fair value hierarchy	$8,722	$8,167	$555

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The fair values of investments in the PNMR Master Trust are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2023	(In thousands)
PNMR Master Trust
Cash and cash equivalents	$13,995	$13,995	$—
Equity securities:
Corporate stocks, common	27,167	27,167	—
Corporate stocks, preferred	741	741	—
Mutual funds and other	159,281	49,219	110,062
Fixed income securities:
U.S. government	61,684	57,544	4,140
International government	4,713	—	4,713
Municipals	5,071	—	5,071
Corporate and other	105,514	—	105,514
Total investments categorized within fair value hierarchy	378,166	$148,666	$229,500
Uncategorized investments:
Private equity funds	5,617
Hedge funds	35,137
Real estate funds	29,925
	$448,845

December 31, 2022
PNMR Master Trust
Cash and cash equivalents	$17,106	$17,106	$—
Equity securities:
Corporate stocks, common	53,661	53,661	—
Corporate stocks, preferred	639	639	—
Mutual funds and other	135,200	27,412	107,788
Fixed income securities:
U.S. government	62,637	58,649	3,988
International government	3,318	—	3,318
Municipals	4,922	—	4,922
Corporate and other	103,317	—	103,317
Total investments categorized within fair value hierarchy	380,800	$157,467	$223,333
Uncategorized investments:
Private equity funds	6,691
Hedge funds	33,258
Real estate funds	33,271
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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
addition to variable operation and maintenance charges under this PPA. For the years ended December 31, 2023, 2022, and 2021, PNM paid $20.3 million, $19.5 million, and $19.8 million for fixed charges and $5.2 million, $1.9 million, and $1.9 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.
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

Summarized financial information for Valencia is as follows:

Results of Operations
	Year Ended December 31
	2023	2022	2021
	(In thousands)
Operating revenues	$25,421	$21,403	$21,624
Operating expenses	6,896	6,281	6,134
Other Misc (Income)/Expense	(8)	—	—
Earnings attributable to non-controlling interest	$18,533	$15,122	$15,490

Financial Position
	December 31,
	2023	2022
	(In thousands)
Current assets	$3,422	$3,429
Net property, plant and equipment	47,253	50,094
Total assets	50,675	53,523
Current liabilities	717	529
Owners’ equity – non-controlling interest	$49,958	$52,994

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
December 31, 2023, 2022 and 2021
Additionally, much of the mine reclamation activities are being performed after the SJGS CSA expired on September 30, 2022. As discussed in Note 16, each of the SJGS participants has established and actively fund trusts to meet future reclamation obligations.
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC had the ability to direct its mining operations and reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal was supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner and monitoring of reclamation activities, the mining operations and reclamation services were solely under the control of WSJ LLC, including developing mining and reclamation plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM had any ability to direct or influence the mining operation or reclamation activities.  PNM’s involvement through the SJGS CSA and the reclamation services agreement is a protective right rather than a participating right and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  The SJGS CSA required WSJ LLC to deliver coal to fuel SJGS in exchange for payment of a set price per ton, which escalated over time for inflation.  The reclamation services agreement requires WSJ LLC to perform reclamation services at a base price per activity, which escalates over time for inflation. If WSJ LLC had been able to mine or perform reclamation services more efficiently than anticipated, its economic performance would improve.  Conversely, if WSJ LLC had not been able to mine or does not perform reclamation services as efficiently as anticipated, its economic performance would be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support continue to be PNMR’s maximum exposure to loss from the VIE at December 31, 2023.

ETBC I

In April 2020, the NMPRC issued a financing order approving the securitization of certain costs related to the retirement of SJGS. The financing order also authorized PNM to form ETBC I. ETBC I is a wholly-owned, special purpose, subsidiary of PNM that was formed in August 2023 for the limited purpose of purchasing, owning, and administering energy transition property, issuing Securitized Bonds, and performing related activities. On November 15, 2023, ETBC I issued Securitized Bonds and used the proceeds to purchase energy transition property from PNM. The energy transition property purchased includes the right to impose, bill, collect, and adjust a non-bypassable energy transition charge from all PNM retail customers until the Securitized Bonds are paid in full and all allowed financing costs have been recovered. The Securitized bonds are secured by the energy transition property and cash collections from the energy transition charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to PNM.

PNM acts as the servicer of the energy transition property on behalf of ETBC I and is responsible for metering, calculating, billing, and collecting the Energy Transition Charges. On behalf of ETBC I, PNM is required to remit all collections of the Energy Transition Charges to the trustee for the Securitized Bonds. PNM has the power to direct the activities that most significantly impact the economic performance of ETBC I and will absorb the majority of the variability in the cash flows of the entity. As the primary beneficiary, PNM consolidates ETBC I in its financial statements. Accordingly, the assets, liabilities, operating expenses, and cash flows of ETBC I are included in the Consolidated Financial Statements of PNM.

The following tables summarize the impact of ETBC I on PNM’s Consolidated Balance Sheets:

December 31, 2023
(In thousands)
Regulatory Assets - Current	2,724
Restricted Cash (included in Other Deferred Charges)	1,728
Securitized Cost (included in Deferred Regulatory Assets)	340,629
Current Installments of Long-Term Debt	2,529
Accrued Interest	2,502
Long-Term Debt	338,521

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table presents information about the PBO, fair value of plan assets, and funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
	(In thousands)
PBO at beginning of year	$433,645	$584,061	$43,961	$59,609
Service cost	—	—	—	—
Interest cost	23,653	16,857	2,402	1,720
Actuarial (gain) loss	4,290	(118,552)	1,261	(11,711)
Benefits paid	(42,931)	(48,721)	(5,042)	(3,403)
Settlements	—	—	—	(2,254)
PBO at end of year	418,657	433,645	42,582	43,961
Fair value of plan assets at beginning of year	410,463	576,707	43,447	62,942
Actual return on plan assets	39,679	(117,523)	2,948	(13,838)
Employer contributions	—	—	—	—
Benefits paid	(42,931)	(48,721)	(5,042)	(3,403)
Settlements	—	—	—	(2,254)
Fair value of plan assets at end of year	407,211	410,463	41,353	43,447
Funded status – asset (liability) for pension benefits	$(11,446)	$(23,182)	$(1,229)	$(514)

Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Discount rates	$8,806	$(111,478)	$969	$(11,697)
Demographic experience (gain) loss	(1,777)	(7,074)	538	(742)
Mortality rate	(2,739)	—	(239)	—
Other assumptions and experience	—	—	(7)	728
	$4,290	$(118,552)	$1,261	$(11,711)

The following table presents pre-tax information about net actuarial (gain) loss in AOCI as of December 31, 2023.

	PNM	TNMP
	(In thousands)
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$110,345	$—
Experience (gain) loss	(6,193)	1,005
Regulatory asset (liability) adjustment	4,629	(1,005)
Amortization recognized in net periodic benefit (income)	(4,713)	—
Amounts in AOCI not yet recognized in net periodic benefit cost at end of year	$104,068	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	23,653	16,857	16,143
Expected return on plan assets	(29,196)	(28,563)	(28,531)
Amortization of net loss	10,583	15,794	18,166
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$5,040	$4,088	$5,778
TNMP
Service cost	$—	$—	$—
Interest cost	2,402	1,720	1,741
Expected return on plan assets	(2,697)	(2,472)	(3,181)
Amortization of net loss	439	932	1,247
Amortization of prior service cost	—	—	—
Settlement loss	—	1,033	746
Net periodic benefit cost	$144	$1,213	$553

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost (income). Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost (income) would be affected.

	Year Ended December 31,
PNM	2023	2022	2021
Discount rate for determining December 31 PBO	5.46%	5.74%	3.00%
Discount rate for determining net periodic benefit cost	5.74	3.00	2.66
Expected return on plan assets	6.30	5.50	5.50
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	5.47%	5.75%	3.01%
Discount rate for determining net periodic benefit cost	5.75	3.01	2.69
Expected return on plan assets	5.50	4.40	5.50
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2024 net periodic benefit cost to increase $4.5 million and $0.5 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP pension plans was 10.20% and 7.22% for the year ended December 31, 2023.

The Company’s long-term pension investment strategy is to invest in assets whose interest rate sensitivity is correlated with the pension liability. The Company uses an investment strategy, known as Liability Driven Investing, that increases the liability matching investments as the funded status of the pension plans improve. The Company’s investment allocation targets consist of 35% equities, 15% alternative investments (both of which are considered return generating), and 50% liability matching securities that are primarily bonds and other fixed income investments. Equity investments are primarily in domestic securities that include large-, mid-, and small-capitalization companies. The pension plans have a 13% targeted allocation to equities of companies domiciled primarily in developed countries outside of the U.S. The equity investments category includes active and passive managed domestic equity securities that are benchmarked against a variety of style indices. Fixed income investments are primarily corporate bonds of companies from diversified industries and government securities. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The private equity funds are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The hedge

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
funds use multi-strategies that pursue various absolute return strategies such as relative value, merger arbitrage, event driven equities, and structured credit. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property, infrastructure, storage facilities and multi-family housing. See Note 9 for fair value information concerning assets held by the pension plans.

The following pension benefit payments are expected to be paid:

	PNM	TNMP
	(In thousands)
2024	$41,797	$4,219
2025	40,901	4,183
2026	39,447	4,169
2027	38,563	3,982
2028	37,245	3,897
2029 - 2033	167,079	16,789

Based on current law, funding requirements, and estimates of portfolio performance, the Company does not expect to make any cash contributions to the pension plans in 2024 through 2027. PNM does not expect to make any cash contribution in 2028. TNMP expects to make a cash contribution of $0.2 million in 2028. The funding assumptions were developed using discount a rate of 5.47%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rates. PNM and TNMP may make additional contributions at their discretion.
Other Postretirement Benefit Plans
For postretirement benefit plans, the APBO is the actuarial present value of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to date. The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
	(In thousands)
APBO at beginning of year	$49,950	$66,984	$7,705	$10,570
Service cost	—	10	21	38
Interest cost	2,703	1,914	425	307
Participant contributions	1,592	1,431	359	219
Actuarial (gain)	(1,608)	(14,829)	(282)	(2,788)
Benefits paid	(6,420)	(6,396)	(897)	(641)
Curtailment loss	—	836	—	—
APBO at end of year	46,217	49,950	7,331	7,705
Fair value of plan assets at beginning of year	70,301	95,805	8,718	12,593
Actual return on plan assets	7,762	(23,156)	173	(3,453)
Employer contributions	157	2,617	—	—
Participant contributions	1,592	1,431	359	219
Benefits paid	(6,420)	(6,396)	(897)	(641)
Fair value of plan assets at end of year	73,392	70,301	8,353	8,718
Funded status – asset	$27,175	$20,351	$1,022	$1,013

As of December 31, 2023, the fair value of plan assets exceeds the APBO for both PNM’s and TNMP’s OPEB Plans and the resulting net asset is presented in other deferred charges on the Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Discount rates	$868	$(11,876)	$174	$(2,469)
Claims, contributions, and demographic experience	(2,171)	(2,985)	(423)	(319)
Assumed participation rate	—	—	—	—
Mortality rate	(305)	—	(33)	—
Dental trend assumption	—	32	—	—
	$(1,608)	$(14,829)	$(282)	$(2,788)

In the year ended December 31, 2023, actuarial gains of $4.4 million were recorded as adjustments to regulatory assets for the PNM OPEB plan. For the TNMP OPEB plan, actuarial losses of less than $0.1 million were recorded as adjustments to regulatory liabilities.

The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
PNM
Service cost	$—	$10	$23
Interest cost	2,703	1,914	1,907
Expected return on plan assets	(4,969)	(4,351)	(4,167)
Amortization of net loss	—	—	—
Curtailment loss	$—	$836	$—
Net periodic benefit (income)	$(2,266)	$(1,591)	$(2,237)
TNMP
Service cost	$21	$38	$45
Interest cost	425	307	308
Expected return on plan assets	(481)	(418)	(407)
Amortization of net (gain)	(760)	(520)	(322)
Net periodic benefit (income)	$(795)	$(593)	$(376)

The following significant weighted-average assumptions were used to determine the APBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the APBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2023	2022	2021
Discount rate for determining December 31 APBO	5.48%	5.75%	2.99%
Discount rate for determining net periodic benefit cost	5.75	2.99	2.65
Expected return on plan assets	5.90	4.75	4.75
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 APBO	5.48%	5.75%	2.99%
Discount rate for determining net periodic benefit cost	5.75	2.99	2.65
Expected return on plan assets	4.70	3.80	3.80
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates), and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2024 net periodic benefit cost to increase $0.8 million and $0.1 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP OPEB plans was 11.4% and 2.0% for the year ended December 31, 2023.
The following table shows the assumed health care cost trend rates for the PNM OPEB plan:

	PNM
	December 31,
	2023	2022
Health care cost trend rate assumed for next year	6.00%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75	4.75
Year that the rate reaches the ultimate trend rate	2029	2029

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

	PNM	TNMP
	(In thousands)
2024	$5,305	$611
2025	4,948	612
2026	4,710	620
2027	4,438	609
2028	4,213	603
2029 - 2033	17,817	2,745

PNM and TNMP made no cash contributions to the OPEB trusts in 2023 or 2022 and PNM and TNMP does not expect to make cash contributions to the OPEB trusts in 2024-2028. However, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the PNM OPEB plan. Payments by PNM on behalf of the PNM OPEB plan are expected to be $0.2 million in 2024 and $10.1 million in 2025-2028.

Executive Retirement Programs

For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
	(In thousands)
PBO at beginning of year	$10,042	$12,612	$344	$406
Service cost	—	—	—	—
Interest cost	540	362	18	11
Actuarial (gain) loss	411	(1,628)	13	(2)
Benefits paid	(1,279)	(1,304)	(59)	(71)
PBO at end of year – funded status	9,714	10,042	316	344
Less current liability	1,210	1,217	64	66
Non-current liability	$8,504	$8,825	$252	$278

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table presents pre-tax information about net actuarial loss in AOCI as of December 31, 2023.

	December 31, 2023
	PNM	TNMP
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost at beginning of year	$995	$—
Experience (gain)	411	13
Regulatory asset adjustment	(238)	(13)
Amortization recognized in net periodic benefit (income)	(64)	—
Amount in AOCI not yet recognized in net periodic benefit cost at end of year	$1,104	$—

The following table presents the components of net periodic benefit cost:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	540	362	363
Amortization of net loss	152	327	395
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$692	$689	$758
TNMP
Service cost	$—	$—	$—
Interest cost	18	11	17
Amortization of net loss	—	—	33
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$18	$11	$50

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2023	2022	2021
Discount rate for determining December 31 PBO	5.45%	5.73%	3.02%
Discount rate for determining net periodic benefit cost	5.73	3.02	2.68
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	5.47%	5.75%	3.01%
Discount rate for determining net periodic benefit cost	5.75	3.01	2.69
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The impacts of changes in assumptions or experience were not significant.

Disbursements under the executive retirement program, funded by PNM and TNMP, which are considered to be contributions to the plan were $1.3 million and $0.1 million in the year ended December 31, 2023 and $1.3 million and $0.1 million for the year ended December 31, 2022.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM	TNMP
	(In thousands)
2024	$1,243	$66
2025	1,193	58
2026	1,136	51
2027	1,073	44
2028	1,006	37
2029 - 2033	3,987	104

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

A summary of expenses for these other retirement plans is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
PNMR
401(k) plan	$16,118	$15,844	$16,648
Non-qualified plan	$1,197	$(1,027)	$3,594
PNM
401(k) plan	$10,839	$11,067	$11,826
Non-qualified plan	$825	$(721)	$2,622
TNMP
401(k) plan	$5,279	$4,776	$4,823
Non-qualified plan	$372	$(305)	$972

(12)Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. Certain restricted stock awards are subject to achieving performance or market targets. Other awards of restricted stock are only subject to time vesting requirements. Restricted stock awarded under the PEP for performance periods ending after 2023 no longer have market targets.

Performance Equity Plan

The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares, performance units, and stock appreciation rights to officers, key employees, and non-employee members of the Board. Restricted stock under the PEP refers to awards of stock subject to vesting, performance, or market conditions rather than to shares with contractual post-vesting restrictions. Generally, the awards vest ratably over three years from the grant date of the award. However, awards with performance or market conditions vest upon satisfaction of those conditions. In addition, plan provisions provide that upon retirement, participants become 100% vested in certain stock awards. The vesting period for awards of restricted stock to non-employee members of the Board is one year. The total number of shares of PNMR common stock subject to all awards under the 2014 PEP, as approved by PNMR’s shareholders in May 2014, may not exceed 13.5 million shares, subject to adjustment and certain share counting rules set forth in the PEP. This current share pool is charged five shares for each share subject to restricted stock or other full value award. In May 2023, PNMR’s shareholders approved

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
the 2023 PEP which set the maximum number of shares subject to all awards to be 2.5 million shares. The 2023 PEP is charged a single share for each award.

Source of Shares

The source of shares for exercised stock options and vested restricted stock is currently shares acquired on the open market by an independent agent, rather than newly issued shares.

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

Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2023, 2022, and 2021 was $7.2 million, $7.9 million, and $9.4 million. Stock compensation expense of $4.8 million, $5.3 million, and $6.4 million was charged to PNM and $2.4 million, $2.6 million, and $3.0 million was charged to TNMP. At December 31, 2023, PNMR had unrecognized compensation expense related to stock awards of $5.3 million, which is expected to be recognized over an average of 1.91 years.

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

	Year Ended December 31,
Excess Tax Benefits (Deficiencies)	2023	2022	2021
	(In thousands)
PNM	$185	$(65)	$564
TNMP	76	(26)	224
PNMR	261	(91)	788

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Year Ended December 31,
Restricted Shares and Performance-Based Shares	2023	2022	2021
Expected quarterly dividends per share	$0.3675	$0.3475	$0.3275
Risk-free interest rate	4.46%	1.46%	0.32%

Market-Based Shares (1)
Dividend yield	N/A	N/A	2.76%
Expected volatility	N/A	N/A	33.69%
Risk-free interest rate	N/A	N/A	0.29%
(1) Restricted stock expected to be awarded under the PEP for performance periods ending after 2023 no longer have market targets.

The following table summarizes activity in restricted stock awards including performance-based and market-based shares:

	Restricted Stock
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	182,446	$42.09
Granted	230,141	41.98
Released	(197,765)	43.98
Forfeited	(2,742)	42.89
Outstanding at December 31, 2023	212,080	$40.33

PNMR’s current stock-based compensation program provides for performance targets through 2025 and market targets through 2023. Included as granted and released in the table above are 100,991 previously awarded shares that were earned for the 2020 - 2022 performance measurement period and ratified by the Board in February 2023 (based upon achieving targets at above “target”, below “maximum” levels). Excluded from the above table are 80,492 previously awarded shares that were earned for the 2021 - 2023 performance measurement period and ratified by the Board in February 2024 (based upon achieving targets at above “target”, below “maximum” levels). Also excluded from the table above are 140,882 and 139,242 shares for the three-year performance periods ending in 2024 and 2025 that will be awarded if all performance criteria are achieved at maximum levels and all executives remain eligible.

On December 5, 2023, the Company entered into a retention agreements with its Chairman and Chief Executive Officer and its Senior Vice President and General Counsel under which they would be awarded a total of 26,766 and 8,922 respectively of restricted stock rights if they remained employed through the award’s vesting date which is the earliest of 24 months from the grant date, the closing of the Merger, or six months following the termination of the Merger. As of December 31, 2023, upon the notice from Avangrid regarding the termination of the Merger Agreement, these awards will vest on June 30, 2024.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares, and stock options:

	Year Ended December 31,
Restricted Stock	2023	2022	2021
Weighted-average grant date fair value	$41.98	$41.04	$43.48
Total fair value of restricted shares that vested (in thousands)	$8,698	$7,368	$8,617

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Regulatory assets and liabilities reflected in the Consolidated Balance Sheets are presented below.

	PNM		TNMP
	December 31,		December 31,
	2023	2022	2023	2022
Assets:	(In thousands)
Current:
FPPAC	$65,251	$8,904	$—	$—
NMPRC hedging plan	—	9,429	—	—
Energy efficiency costs	—	—	50	1,932
Renewable energy rider	5,021	—	—	—
SJGS Energy Transition Property	2,724	—	—	—
	72,996	18,333	50	1,932

Non-Current:
SJGS Energy Transition Property	$340,629	$343,238	$—	$—
SJGS - non-ETA	122,246	129,285	—	—
PVNGS leased interest	80,777	—	—	—
EIM	18,731	13,102	—	—
TEP	2,644	—	—	—
Loss on reacquired debt	13,806	15,323	25,019	26,317
Pension and OPEB	172,508	187,182	21,854	21,558
Deferred income taxes	71,359	67,621	8,882	9,193
AMS surcharge	—	—	—	6,254
AMS retirement and other costs	—	—	12,343	12,591
Deferred COVID-19 costs	5,664	5,664	—	1,053
Other	10,363	2,526	7,556	5,779
	838,727	763,941	75,654	82,745
Total regulatory assets	$911,723	$782,274	$75,704	$84,677

Liabilities:
Current:
SJGS rate refunds	$(113,372)	$—	$—	$—
PVNGS rate refunds	(19,194)	—	—	—
Renewable energy rider, including excess return	—	(5,076)	—	—
Energy efficiency costs	(1,454)	(2,837)	—	—
Transmission cost recovery factor	—	—	(5,159)	(9,089)
NMPRC hedging plan	(826)	—	—	—
	(134,846)	(7,913)	(5,159)	(9,089)
Non-Current:
Cost of removal	(247,627)	(238,903)	(117,759)	(97,030)
Deferred income taxes	(281,588)	(301,493)	(83,459)	(94,994)
Renewable energy tax benefits	(14,463)	(15,610)	—	—
PVNGS rate refunds	(19,194)	—	—	—
Pension and OPEB	—	—	(3,644)	(4,518)
COVID-19 cost savings	(900)	(900)	—	—
Other	(1,249)	(83)	(1,434)	(1,671)
	(565,021)	(556,989)	(206,296)	(198,213)
Total regulatory liabilities	$(699,867)	$(564,902)	$(211,455)	$(207,302)

The Company’s regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding. The Company does not receive or pay a rate of return on the following regulatory assets

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
and regulatory liabilities (and their remaining amortization periods): SJGS Energy Transition Property (over the life of the securitized bonds); portions of PVNGS Leased Interest (through 2044); SJGS rate refunds (through 2024); PVNGS rate refunds (through 2025); deferred income taxes (over the remaining life of the taxable item, up to the remaining life of utility plant); pension and OPEB costs (through 2039).

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
PNM’s expenditures for additions to utility plant were $565.1 million in 2023, including expenditures on jointly-owned projects. TNMP does not participate in the ownership or operation of any generating plants, but incurred expenditures for additions to utility plant of $464.4 million during 2023. On a consolidated basis, PNMR’s expenditures for additions to utility plant were $1,075.8 million in 2023.

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
At December 31, 2023, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Type)	Plant in Service	Accumulated Depreciation (1)	Construction Work in Progress	Composite Interest
	(In thousands)
PVNGS (Nuclear)	$800,338	$403,531	$25,380	7.56%
Four Corners Units 4 and 5 (Coal)	$282,875	$102,520	$7,710	13.00
Luna (Gas)	$85,516	$34,893	$2,826	33.33
(1) Includes cost of removal.
Palo Verde Nuclear Generating Station
PNM is a participant in the three units of PVNGS with APS (the operating agent), SRP, EPE, SCE, SCPPA, and The Department of Water and Power of the City of Los Angeles. PNM previously had a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. In January 2023, leased capacity of 104 MW in PVNGS Unit 1 expired and the rights to the capacity were acquired by SRP from the lessors subsequently, reducing PNM’s interest in PVNGS to 7.6% at December 31, 2023. In January 2024, the leased capacity of 10 MW in PVNGS Unit 2 expired and the rights were also acquired by SRP, further reducing PNM’s interest in PVNGS to 7.3%. See Note 8 for additional information concerning the PVNGS leases.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Luna Energy Facility

Luna is a combined-cycle power plant near Deming, New Mexico. Luna is owned equally by PNM, Tucson, and Samchully Power & Utilities 1, LLC. The operation and maintenance of the facility has been contracted to North American Energy Services by PNM.

(15)Asset Retirement Obligations
AROs are recorded based on studies to estimate the amount and timing of future ARO expenditures and reflect underlying assumptions, such as discount rates, estimates of the future costs for decommissioning, and the timing of the removal activities to be performed. Approximately 72% of PNM’s total ARO liabilities are related to nuclear decommissioning of PVNGS. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under lease both during and after termination of the leases. Studies of the decommissioning costs of PVNGS, SJGS, Four Corners, and other facilities are performed periodically and revisions to the ARO liabilities are recorded. Changes in the assumptions underlying the calculations may also require revisions to the estimated AROs when identified. A reconciliation of the ARO liabilities is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Liability at December 31, 2020	$183,421	$182,718	$703
Liabilities incurred	1,781	1,781	—
Liabilities settled	(142)	(142)	—
Accretion expense	9,308	9,248	60
Revisions to estimated cash flows(1)	39,778	39,778	—
Liability at December 31, 2021	234,146	233,383	763
Liabilities incurred	—	—	—
Liabilities settled	—	—	—
Accretion expense	10,767	10,702	65
Revisions to estimated cash flows(2)	(21,536)	(21,536)	—
Liability at December 31, 2022	223,377	222,549	828
Liabilities incurred	—	—	—
Liabilities settled	(3,482)	(3,482)	—
Accretion expense	10,218	10,148	70
Revisions to estimated cash flows(3)	15,418	15,418	—
Liability at December 31, 2023	$245,531	$244,633	$898
(1)  Reflects an increase of $39.8 million for the remediation ordinance in San Juan County requiring the full demolition of SJGS.
(2) Reflects a decrease of $21.5 million related to an updated SJGS decommissioning study.
(3) Reflects an increase of $15.4 million related to an updated PVNGS decommissioning study.

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
December 31, 2023, 2022 and 2021
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

Commitments and Contingencies Related to the Environment

PVNGS Decommissioning Funding

The costs of decommissioning a nuclear power plant are substantial. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under leases both during and after termination of the leases. PNM has a program for funding its share of decommissioning costs for PVNGS, including portions previously held under leases. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. PNM funded $1.3 million for each of the years ended December 31, 2023, 2022 and 2021 into the qualified trust funds. The fair value of the trusts at December 31, 2023 and 2022 was $361.0 million and $325.3 million. See Note 17 for additional discussion of PNM’s PVNGS Lease Abandonment Application.

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

PNM estimates that it will incur approximately $55.6 million (in 2023 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS for the remaining term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At December 31, 2023 and 2022, PNM had a liability for interim storage costs of $11.0 million and $12.0 million, which is included in other deferred credits.

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
December 31, 2023, 2022 and 2021
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

The ETA has had and will have a significant impact on PNM’s future generation portfolio, including PNM’s retirement of SJGS in 2022 and the exit of Four Corners (subject to regulatory approval). PNM cannot predict the full impact of the ETA or the outcome of its pending and potential future generating resource abandonment and replacement resource filings with the NMPRC. See additional discussion in Note 17 of PNM’s SJGS and Four Corners Abandonment Applications.

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

In 2017, EPA published revisions to the regional haze rule in the Federal Register that delayed the due date for the next cycle of SIPs from 2019 to 2021 and altered the planning process that states must employ in determining whether to impose “reasonable progress” emission reduction measures. EPA’s new rule was challenged by numerous parties, but the litigation was held in abeyance after EPA granted various petitions for reconsideration.

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

SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM retired its share of SJGS in 2022. On August 30, 2022, EPA published in the Federal Register an official “Finding of Failure to Submit” for states, including New Mexico, that have not yet submitted

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
a round 2 regional haze SIP. This action by EPA starts a 2-year clock for it to issue a Federal Implementation Plan (FIP). NMED’s current timeline indicates the proposed SIP will be submitted to EPA by Summer 2024.

Carbon Dioxide Emissions

In 2015, EPA established standards to limit CO2 emissions from power plants, including (1) Carbon Pollution Standards for new, modified, and reconstructed power plants; and (2) the Clean Power Plan for existing power plants.

Multiple states, utilities, and trade groups challenged both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources in separate cases. Challengers successfully petitioned the US Supreme Court for a stay of the Clean Power Plan. However, before the DC Circuit could issue an opinion regarding either the Carbon Pollution Standards or the Clean Power Plan, the Trump Administration asked that the case be held in abeyance while the rules were reevaluated, which was granted.

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

The ACE Rule was also challenged, and on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al., vacating the ACE Rule. While the DC Circuit rejected the ACE Rule, it did not reinstate the Clean Power Plan. Rather, the DC Circuit granted an EPA motion asking the court to withhold issuance of the mandate with respect to the repeal of the Clean Power Plan until EPA responds to the court’s remand in a new rulemaking action.

Numerous parties sought review by the US Supreme Court, and on June 30, 2022, the Court held that the “generation shifting” approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether Section 111 of the CAA only authorizes EPA to require measures that can be implemented entirely within the fence line at an individual source. Of broader significance in administrative law, the Court’s opinion expressly invoked the “major question” doctrine, which requires rules involving issues of “vast economic or political significance” to be supported by clear statutory authorization. In cases where there is no clear statement of authority, courts need not defer to the agency’s statutory interpretation on “major questions.” The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agencies’ authority may be limited based upon similar reasoning.

The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that reconsideration of the rule has concluded.

On May 23, 2023, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule. The proposed regulations cover: (1) New natural gas-based EGUs under section 111(b); (2) Existing large and frequently operated natural gas-based EGUs under section 111(d); and (3) Existing coal-based EGUs under section 111(d). Standards of performance for existing coal EGUs will be based on two technologies depending on retirement date: carbon capture and storage/sequestration (“CCS”) or co-firing gas in lieu of coal. For gas-based EGUs, the standards will be based on CCS or the use of green hydrogen in lieu of natural gas. States will be required to develop SIPs to EPA that provide for the establishment, implementation and enforcement of these standards as they apply to existing sources. States may take into account remaining useful life and other factors when establishing the standards. EPA is proposing that existing coal units must start complying with their gas co-firing or CCS based standards of performance on January 1, 2030, unless they commit to retirement before 2032 (or retirement by 2035 if they also commit to a 20% annual operating limit). Existing combustion turbine units must start complying with their hydrogen or CCS based standards of performance on January 1, 2032, or January 1, 2035, depending on their subcategory, which is based on the control technology selected. The package also includes a proposed repeal of the ACE rule and revisions to the standard for modified and reconstructed units, along with a notice of public rulemaking seeking data and information about setting standards for existing smaller natural gas-based generators. Comments on the rule were due to EPA by August 8, 2023. PNM filed company-specific comments and continues to review the proposed rule and its potential impacts on the company’s fossil generation resources. EPA has indicated it plans to promulgate a final rule by Spring 2024.

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
December 31, 2023, 2022 and 2021
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

Ozone Standard – In 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 parts per billion. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. On July 13, 2020, EPA proposed to retain the existing ozone NAAQS based on a review of the full body of currently available scientific evidence and exposure/risk information. EPA finalized its decision to retain the ozone NAAQS in a notice published on December 31, 2020 making it immediately effective. In response to lawsuits brought by states and environmental groups, on October 29, 2021, EPA filed a motion in the DC Circuit indicating it will reconsider the 2020 ozone NAAQS. On August 21, 2023, EPA announced an entirely new review of the ozone standard that will incorporate the work to date on the reconsideration, likely indicating a delay in the schedule for a decision on whether the standard should be revised. On January 3, 2024, EPA filed in the DC Circuit an unopposed motion for voluntary remand, without vacatur, of EPA’s final rule retaining the current ozone NAAQS. The filing was made in the consolidated cases challenging the 2020 ozone NAAQS rule.

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
December 31, 2023, 2022 and 2021
Highway Administration; (2) the emissions inventory and statement SIP was submitted to EPA in September 2020; and (3) the Non-attainment New Source Review SIP was submitted to EPA on August 10, 2021. On October 15, 2021, EPA proposed to approve New Mexico’s SIP to meet the emissions inventory and statement requirements of the CAA for the Sunland Park Ozone Non-Attainment Area.

PNM does not believe there will be material impacts to its facilities because of NMED’s non-attainment designation of the small area within Doña Ana County. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, PNM is unable to predict what impact the adoption of these standards may have on Four Corners. With respect to EPA’s reconsideration of the 2020 decision to retain the 2015 ozone standards, EPA is statutorily obligated to complete its review of the ozone standards by December 2025. PNM cannot predict the outcome of this matter.

In 2019, EPA issued findings that several states, including New Mexico, had failed to submit interstate transport SIPs for the 2015 8-hour ozone NAAQS, triggering an obligation for EPA to issue a federal implementation plan within two years. In response, NMED submitted a Good Neighbor SIP on July 27, 2021 that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard. Nevertheless, when EPA failed to approve the SIP or issue a FIP within two years of the finding of failure to submit, multiple parties filed a deadline suit against EPA, resulting in a consent decree requiring EPA to issue a FIP or approve a SIP for New Mexico by a deadline of no later than June 1, 2024, which was later extended to August 30, 2024. On March 15, 2023, EPA Administrator Regan signed a final action imposing a FIP on multiple states but did not include a FIP for New Mexico because EPA had not proposed a FIP for the state because the most up to date modeling available at proposal confirmed the state did not contribute to downwind ozone nonattainment or maintenance areas. However, the updated modeling EPA used in the final rule indicated that New Mexico may be significantly contributing to one or more non-attainment or maintenance areas. In light of that modeling result, on February 16, 2024, EPA proposed to impose a FIP on New Mexico to address the newly identified contribution. If finalized as proposed, the FIP would require specified fossil fuel-fired generating resources to participate in an ozone-season NOx emission allowance trading program that will limit total NOx emissions from all affected units within the state of New Mexico.

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

On January 27, 2023, EPA published, in the Federal Register, a proposal to lower the annual fine PM standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine particulate matter standard, the daily coarse particulate matter standard, and the secondary PM standards. EPA issued a prepublication of the final rule on February 7, 2024, lowering the fine PM standard to 9 ug/m3. Although the lower standard is expected to result in new nonattainment areas throughout the country and could prompt additional PM control requirements, PNM cannot predict the impacts of the outcome of future rulemaking.

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
December 31, 2023, 2022 and 2021
social costs and benefits. Affected sources must submit source water baseline characterization data to the permitting authority to assist in the determination. Compliance deadlines under the rule are tied to permit renewal and will be subject to a schedule of compliance established by the permitting authority.

In 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit Court over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit. The permit did not contain conditions related to the cooling water intake structure rule, as EPA determined that the facility has achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. Several environmental groups filed a petition for review with EPA’s Environmental Appeals Board (“EAB”) concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning certain revised ELG, existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. EPA withdrew the Four Corners NPDES permit in order to examine issues raised by the environmental groups. Withdrawal of the permit moots the appeal pending before the EAB. EAB thereafter dismissed the environmental groups’ appeal. EPA issued an updated NPDES permit in 2019. The permit was once again appealed to the EAB and was stayed before the effective date. Oral argument was heard on September 3, 2020. The EAB issued an order denying the petition for review on September 30, 2020. The denial was based on the EAB’s determination that the petitioners had failed to demonstrate that review of the permit was warranted on any of the grounds presented in the petition. Thereafter, the Regional Administrator of the EPA signed a notice of final permit decision, and the NPDES permit was issued on November 9, 2020. The permit became effective December 1, 2020 and will expire on November 30, 2025. On January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit. The September 2019 permit remains in effect pending this appeal. On March 21, 2022, EPA provided notice in the Federal Register of a proposed settlement agreement with the environmental groups. The parties subsequently executed the settlement agreement as of May 2, 2022. Under the settlement, the associated case was administratively closed through September 6, 2023, during which time a third-party consultant spent 12 months sampling discharges from Four Corners and EPA spent three months completing an analysis. On December 1, 2023, EPA issued a modification, effective December 31, 2023, to the NPDES permit issued on November 9, 2020. The modification applies to permit elements related to effluent discharge. PNM cannot predict whether the analysis under the settlement agreement will result in changes to the NPDES permit but does not anticipate that it will have a material impact on PNM’s financial position, results of operations, or cash flows.

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
December 31, 2023, 2022 and 2021
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
PNM submitted work plans to NMED in January 2021 for review and approval. In December 2021, NMED approved both work plans and work activities were completed by the end of 2022. A report was submitted to the NMED in the first quarter of 2023.
Groundwater sampling for the abatement plan’s first semiannual work commenced at the beginning of March 2023 and was completed in April 2023. The associated report was completed and submitted to the NMED in July 2023. In addition, the work plan for the 2023 CAF work was completed and submitted to the NMED in July 2023. NMED approved the work plan in December 2023 and PNM is working to schedule the associated activities.
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
December 31, 2023, 2022 and 2021
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

In 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. According to the Fall 2023 Regulatory Agenda the final rule is expected in March 2026. EPA is coordinating with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
EPA’s rulemaking activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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
Other Commitments and Contingencies
Coal Supply

SJGS

The coal requirements for SJGS were supplied by WSJ LLC. Pricing under the SJGS CSA was primarily fixed, with adjustments to reflect changes in general inflation. Substantially all of SJGS’s coal costs were passed through the FPPAC. See additional discussion of PNM’s SJGS Abandonment Application Note 17.

Four Corners
APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under the Four Corners CSA that expires in 2031. The coal comes from reserves located within the Navajo Nation. The contract provides for pricing adjustments over its term based on economic indices and includes certain minimum payments that may be required if no deliveries of coal are taken. As of December 31, 2023 those minimum payments were $39.9 million for 2024, $81.8 million for 2025 and 2026, $83.8 million for 2027 and 2028, and $111.6 million for 2029 and thereafter. PNM’s share of the coal costs is being recovered through the FPPAC.

Coal Mine Reclamation

As indicated under Coal Combustion Residuals Waste Disposal above, SJGS disposed of CCRs in the surface mine pits adjacent to the plant and Four Corners disposes of CCRs in ponds and dry storage areas.
Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. PNM and Westmoreland have entered into an agreement under which mine reclamation services for SJGS would be provided. In 2020, a mine reclamation cost study was completed for the mine that serves SJGS. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation. Additionally, in connection with certain mining permits relating to the operation of the San Juan mine, Westmoreland was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of Westmoreland, PNMR entered into the WFB LOC Facility under which letters of credit aggregating $30.3 million have been issued.
A coal mine reclamation study for the mine that serves Four Corners was issued in 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. As discussed in Note 17, PNM remains responsible for its share of costs associated with mine reclamation under the Four Corners Purchase and Sale Agreement with NTEC. The Company is evaluating the facts and circumstances surrounding the exit of Four Corners and will determine next steps.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Based on the most recent estimates, PNM’s remaining payments for mine reclamation, in future dollars, are estimated to be $53.6 million for the surface mines at both SJGS and Four Corners and $30.4 million for the underground mine at SJGS as of December 31, 2023. At December 31, 2023 and 2022, liabilities, in current dollars, of $50.0 million and $62.6 million for surface mine reclamation and $26.2 million and $28.2 million for underground mine reclamation were recorded in other deferred credits.
The SJGS owners entered into a reclamation trust funds agreement to provide funding to compensate WSJ LLC for post-term reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and periodically deposit funds into the reclamation trust for the owner’s share of the mine reclamation obligation. Deposits, which are based on funding curves, must be made on an annual basis. PNM funded $2.7 million in 2023, $10.0 million in 2022, and $5.2 million in 2021. Based on PNM’s reclamation trust fund balance at December 31, 2023, the current funding curves indicate PNM’s required contributions to its reclamation trust fund would be zero in each of the years 2024, 2025, and 2026.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $0.2 million in 2023, $2.4 million in 2022, and $2.2 million in 2021 and anticipates providing additional funding of $2.1 million in each of the years 2024 and 2025.

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

SJGS Decommissioning

On November 9, 2021, the San Juan County Commission approved the Coal-Fired Electricity Generating Facility Demolition and Remediation Ordinance (“Ordinance 121”), requiring the full demolition of SJGS upon its complete and permanent closure. Ordinance 121 required the SJGS owners to submit a proposed demolition and remediation plan no later than three months after SJGS was retired. The SJGS owners submitted the decommissioning and remediation plan on December 28, 2022. In connection with restructuring of the SJGS ownership on December 31, 2017, PNM and the other SJGS owners entered into the San Juan Decommissioning and Trust Funds Agreement, which requires PNM to fund its ownership share of final decommissioning costs into an irrevocable trust. Under the agreement, PNM made an initial funding of $14.7 million in December 2022. The amount and timing of additional trust funding is subject to revised decommissioning cost studies and agreement among the SJGS owners. PNM has posted a surety bond in the amount of $46.0 million in connection with certain environmental decommissioning obligations and must maintain the bond or other financial assurance until those obligations are satisfied. The surety bond only represents a liability if the SJGS owners fail to deliver on its contractual liability. For information regarding the impact of Ordinance 121 on PNM’s SJGS decommissioning ARO see Note 15.

PNM records its share of the SJGS decommissioning obligation as an ARO on its Consolidated Balance Sheets. Studies on the decommissioning costs of SJGS are performed periodically and revisions to the ARO liability are recorded. In the third quarter of 2022, a new decommissioning cost study was completed, which required PNM to remeasure its SJGS decommissioning ARO. The new study resulted in an estimated decrease to PNM’s share of the decommissioning obligation of $21.1 million, which was recorded in September 2022. Additional information concerning the Company’s SJGS decommissioning ARO is contained in Note 15.

PVNGS Liability and Insurance Matters
Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. The insurance limit is subject to an adjustment every five years based upon the aggregate percentage change in the CPI. The most recent adjustment took effect on October 5, 2023. As of that date, in accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $16.3 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $500 million, which is provided by American Nuclear Insurers. The remaining $15.8 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
PNM could be assessed retrospective premium adjustments. Based on PNM’s interest in the three PVNGS units, as of December 31, 2023, PNM’s maximum potential retrospective premium assessment per incident for all three units is $37.7 million, with a maximum annual payment limitation of $5.6 million. After the expiration of the PVNGS Unit 1 and 2 leases in January 2023 and January 2024, PNM’s maximum potential retrospective premium assessment per incident for all three units is $36.3 million, with a maximum annual payment limitation of $5.4 million, to be adjusted periodically for inflation.

The PVNGS participants maintain insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.8 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). The primary policy offered by NEIL contains a sublimit of $2.25 billion for non-nuclear property damage. If NEIL’s losses in any policy year exceed accumulated funds, PNM is subject to retrospective premium adjustments of $4.9 million. The insurance coverages discussed in this and the previous paragraph are subject to certain policy conditions, sublimits, and exclusions.

(17)Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 16.

PNMR

Merger Regulatory Proceedings

On October 20, 2020, PNMR, Avangrid and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub would have merged with and into PNMR, with PNMR surviving the Merger as a wholly-owned subsidiary of Avangrid. The Merger Agreement provided that it may be terminated by each of PNMR and Avangrid if the Effective Time shall not have occurred by December 31, 2023 End Date. On December 31, 2023, Avangrid informed PNMR that it was terminating the Merger Agreement effective as of December 31, 2023.

PNM

New Mexico General Rate Case

2024 Rate Change

On December 5, 2022, PNM filed an application with the NMPRC for a general increase in retail electric rates. The requested change primarily reflects investments in transmission and distribution infrastructure, largely offset by cost reductions resulting from PNM’s transition to lower-cost, clean generation resources.

Key aspects of PNM’s request:

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
December 31, 2023, 2022 and 2021
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
•TOD pilot proposal with the objective of incentivizing customers, through price signals, to use energy during the day when renewable generation is abundant.

The NMPRC suspended PNM’s advice notice in the case for the statutory suspension period, through January 4, 2024 and hearings were held from September 5, 2023 through September 22, 2023.

On December 8, 2023, the hearing examiners in the case issued a RD. The RD proposed an increase in non-fuel revenues of $6.1 million compared to the $63.8 million increase requested by PNM. Major components of the difference in the increase in non-fuel revenues proposed in the RD, included:

•A ROE of 9.26% compared to the 10.25% requested by PNM.
•Finding of prudency regarding PNM’s decision to remain in Four Corners and a remedy for the prudency to be a disallowance to PNM’s total Four Corners net book value by $84.8 million.
•Approval of $51.3 million of PNM’s requested $96.3 million regulatory asset for PVNGS undepreciated investments, but disallowance of a return on the remaining $45.0 million or any CWIP associated with it.
•Recommended capital structure of 49.61% equity, 50.10% debt, and 0.29% preferred stock.

The RD recommended that the NMPRC approve a regulatory liability associated with the leased capacity at PVNGS after the Unit 1 lease expired on January 15, 2023, but disallowed associated carrying costs, to be returned to customers over 5 years. The RD also recommended deferring a decision on future PVNGS decommissioning costs. In addition, the RD recommended continuation of PNM’s FPPAC and certain aspects of PNM’s proposals regarding rate design, but would not approve certain other rate design proposals or PNM’s request for a TOD pilot program. The RD proposed approving PNM’s proposals for revised depreciation rates, except for PNM’s request for accelerated depreciation of gas plants. The RD proposed approving PNM’s requested regulatory assets and liabilities, including deferred costs related to COVID-19. PNM disagreed with many of the key conclusions reached by the hearing examiners in the RD and filed exceptions to defend its prudent utility investments. Other parties also filed exceptions to the RD.

On January 3, 2024, the NMPRC issued a final order authorizing PNM to implement an increase in non-fuel base rates of $15.3 million, effective for service beginning January 15, 2024. The order largely adopted the RD, but with modifications that included:

•Requiring that the $38.4 million regulatory liability associated with leased capacity at PVNGS after the Unit 1 lease expired on January 15, 2023, be returned to ratepayers over two years through a separate rate rider.
•The approval of accelerated depreciation of PNM’s gas plants with service lives and depreciable lives extending beyond January 1, 2045, which would include PNM’s La Luz and Luna generating stations.
•The approval of PNM’s TOD pilot program, with a requirement to make annual compliance filings and to adjust certain rate schedules.
•Ordered PNM to update the remedy associated with Four Corners, resulting in a disallowance of $81.0 million to PNM’s total Four Corners net book value.

GAAP requires a loss be recognized when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2023, PNM evaluated the outcome of the NMPRC final order in the 2024 Rate Change and recorded a regulatory disallowance of $55.5 million on the Consolidated Statement of Earnings and a corresponding reduction to Utility Plant, after accounting for previous impairments, to reflect the remedy adopted in the Final Order for Four Corners prudency determination. In addition, PNM recorded a reduction to electric operating revenues of $38.4 million with a corresponding current regulatory liability of $19.2 million and a deferred regulatory liability of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
$19.2 million for the PVNGS rate refunds that will be returned to customers over a two-year period. PNM also recorded a regulatory disallowance of $8.2 million on the Consolidated Statement of Earnings and a corresponding reduction to Utility Plant for the disallowance of CWIP from PVNGS.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:
•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a current capacity of 11 MW
•Solar distributed generation, aggregating 281.6 MW at December 31, 2023, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2023 renewable energy procurement plan, which became effective on January 1, 2023, PNM proposed to collect $61.0 million for the year. On June 1, 2023, PNM filed its renewable energy procurement plan for 2024 which proposes to collect $59.0 million for the year. PNM is not proposing any new resource procurements, and the plan states that existing projects are anticipated to exceed the applicable RPS standards of 2024. On November 17, 2023, the NMPRC issued a final order adopting all of PNM’s requests. The 2024 renewable energy procurement plan became effective on January 1, 2024.

The following sets forth PNM’s revenues recorded for the renewable energy rider:

Year Ended	Annual Revenues
(In millions)
2021	$61.7
2022	60.3
2023	56.9
Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM slightly exceeded this limitation in 2022 and accordingly, recorded a current regulatory liability on the Consolidated Balance Sheets and a reduction to electric operating revenues in the Consolidated Statement of Earnings as of and for the period ending December 31, 2022. On March 31, 2023, PNM filed an affidavit that provides documentation that PNM’s ROE for 2022 was 10.173%, exceeding a 10.075% return (9.575% allowed ROE plus 0.5%). PNM began refunding the excess to customers effective May 1, 2023. PNM does not expect to exceed the limitation in 2023.
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
December 31, 2023, 2022 and 2021
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
On April 15, 2020, PNM filed an application for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The proposed program portfolio consists of twelve programs with a total annual budget of $31.4 million in 2021, $31.0 million in 2022, and $29.6 million in 2023. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget if PNM were to achieve energy savings of at least 80 GWh in a year. The proposed incentive would increase if PNM was able to achieve savings greater than 94 GWh in a year. On October 28, 2020, the NMPRC issued an order adopting the recommended decision in its entirety.

On April 17, 2023, PNM filed an application for energy efficiency and load management programs to be offered in 2024, 2025, and 2026 (the “2024 Plan”). The 2024 Plan proposes to continue ten existing energy efficiency programs with modification and a total annual budget of $34.5 million in 2024, $35.4 million in 2025, and $36.5 million in 2026. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget and a sliding scale that provides additional incentive for additional energy saved as a percentage of program cost, up to the maximum allowed by the energy efficiency rule which for PNM is 8.82%. Hearings were held on October 18, 2023. On November 22, 2023, PNM filed a proposed recommended decision with the NMPRC, with edits from WRA, CCAE, and the NMAG representing a neutral position, excluding contested issues. Briefs were filed on December 29, 2023 and response briefs were filed on January 12, 2024. On January 26, 2024, the hearing examiners in the case issued a RD. The RD largely approves PNM’s 2024 Plan but with modifications that include the pursuit of demand response resources, additional analysis in future filings, adjustments to certain energy efficiency programs, and modification of the incentive sliding scale cap to reflect a new maximum. PNM is unable to predict the outcome of this matter.

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

On January 14, 2022, the hearing examiner issued a recommended decision recommending the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. The recommended decision also states that a utility may request approval of a rate adjustment mechanism to remove regulatory disincentives to energy efficiency and load management measures and programs through a stand-alone petition, as part of the utility’s triennial energy efficiency application or a general rate case and that PNM is not otherwise precluded from petitioning for a rate adjustment mechanism prior to its next general rate case. Finally, the recommended decision stated that the EUEA does not permit the NMPRC to reduce a utility’s ROE based on approval of a disincentive removal mechanism founded on removing regulatory disincentives to energy efficiency and load management measures and programs. The recommended decision does not specifically prohibit a downward adjustment to a utility’s capital structure, based on approval of a disincentive removal mechanism. On April 27, 2022, the NMPRC issued an order adopting the recommended decision in its entirety. On May 24, 2022, PNM filed a notice of appeal with the NM Supreme Court. The NM Supreme Court held oral arguments on November 13, 2023. PNM cannot predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Integrated Resource Plans

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first three years of that period. On September 14, 2022, the NMPRC adopted revisions to the IRP Rule. The new rule revamps and modernizes the planning process to accommodate increased stakeholder involvement. The IRP Rule establishes a collaborative facilitated process for a utility and stakeholders to agree on a statement of need for potential new or additional resources, as well as an action plan to guide procurement or development of resources to meet the stated need. A most-cost-effective portfolio of resources shall be derived from the statement of need analysis. The statement of need and action plan must be accepted before the utility begins the resource solicitation process pursuant to the IRP Rule. Following acceptance of the statement of need and action plan, a utility will provide the NMPRC and intervenors drafts of the request for proposals (“RFP”) and a timeline for issuing, receiving, evaluating, and ranking bids. The NMPRC will then appoint an Independent Monitor (“IM”) to oversee the RFP process, which allows for parties and the IM to comment on the RFP consistency with the IRP, after which the utility issues the RFP. Within 120 days of receiving bids the utility shall provide the IM with results including pricing and non-price evaluation criteria, ranking of bids, chosen portfolio and alternatives that also meet the needs; the IM then rules on the fairness of the RFP execution. Acceptance of the statement of need and action plan will not constitute a finding of prudency or pre-approval of costs associated with the additional resources. Following the RFP and IM processes, the utility may apply for approvals, and any costs incurred to implement the action plan will be considered in a general rate case and/or resource acquisition proceeding. On October 14, 2022, PNM and other investor-owned utilities filed motions for rehearing with the NMPRC. On October 26, 2022, the NMPRC issued an order partially granting and partially denying certain aspects of PNM’s and the other investor-owned utilities’ motions for rehearing. On November 2, 2022, the NMPRC adopted an amended IRP Rule. On December 2, 2022, PNM filed an appeal with the NM Supreme Court. Two other investor-owned utilities also separately filed appeals at the NM Supreme Court. On January 3, 2023, PNM and the two other investor-owned utilities filed statements of issues with the NM Supreme Court. Among other things, the investor-owned utilities question whether the IRP Rule exceeds the NMPRC authority by imposing unauthorized requirements on utilities and extending NMPRC jurisdiction through over-broad interpretation of the statutes and state that the IRP Rule is contrary to law in its provisions for NMPRC regulation of a utility’s resource procurement decision-making. On June 5, 2023, PNM and the other two investor-owned utilities filed their Joint Brief in Chief and request for oral arguments at the NM Supreme Court. On November 22, 2023, the NM Supreme Court scheduled oral arguments for May 13, 2024. PNM cannot predict the outcome of this matter.

2023 IRP

In the second quarter of 2022, PNM initiated its 2023 IRP process which covers the 20-year planning period from 2023 through 2042. Consistent with past IRPs, PNM received public input from interested parties as part of this process. On December 15, 2023, PNM filed its 2023 IRP with a continued focus on a carbon-free energy system by 2040. The plan highlights the need for the significant sustained addition of resources over the next two decades, replacing retiring or expiring capacity, meeting concurrent load growth, while reducing the carbon intensity of PNM’s portfolio. Public comments were filed on January 30, 2024, with NMPRC action due by April 15, 2024. PNM cannot predict the outcome of this matter.

Abandonment Applications made under the ETA

As discussed in Note 16, the ETA provides for a transition from fossil-fueled generating resources to renewable and carbon-free resources by allowing utilities to issue energy transition bonds related to the retirement of certain coal-fired generating facilities, to qualified investors.

SJGS Abandonment Application

In 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA (the “SJGS Abandonment Application”). The SJGS Abandonment Application sought NMPRC approval to retire PNM’s share of SJGS after the coal supply and participation agreements end in 2022, for approval of replacement resources, and for the issuance of approximately $361 million of energy transition bonds (the “Securitized Bonds”). PNM’s request for the issuance of Securitized Bonds included approximately $283 million of forecasted undepreciated investments in SJGS at June 30, 2022, an estimated $28.6 million for plant decommissioning and coal mine reclamation costs, $9.6 million in upfront financing costs, and $20.0 million for job training and severance costs for affected employees. Proceeds from the Securitized Bonds would also be used to fund $19.8 million for economic development in the Four Corners area. At December 31, 2022, PNM had deferred regulatory assets of $37.2 million on PNMR’s and PNM’s Consolidated Balance Sheets for job training and severance, payments to promote economic development, and other upfront

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
financing costs. The NMPRC issued an order requiring the SJGS Abandonment Application be considered in two proceedings: one addressing SJGS abandonment and related financing, and the other addressing replacement resources.

In 2020, the NMPRC approved PNM’s proposed abandonment of SJGS, subject to approval of replacement resources, and approved PNM’s proposed financing order to issue Securitized Bonds up to $361 million and establish a rate rider to collect non-bypassable customer charges for repayment of the bonds, subject to semi-annual adjustments (the “Energy Transition Charge”). The NMPRC authorized an interim rate rider adjustment upon the start date of the Energy Transition Charge to provide immediate credits to customers for the full value of PNM’s revenue requirement related to SJGS until those reductions are reflected in base rates. The NMPRC also granted PNM authority to establish regulatory assets to recover costs that PNM will pay prior to the issuance of the Securitized Bonds, including costs associated with the bond issuances as well as for severances, job training, economic development, and workforce training.

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

On February 28, 2022, WRA and CCAE filed a joint motion for order to show cause and enforce financing order and supporting brief, which requested that the NMPRC order PNM to show cause why its rates should not be reduced at the time SJGS was abandoned even if the issuance of Securitized Bonds occurs at a later date.

On June 17, 2022, the hearing examiners issued a recommended decision requesting the NMPRC issue an order that would require PNM to:

•Revise its rates to remove all of the costs of SJGS Unit 1 by issuing rate refunds of $21.1 million on an annual basis, to customers by July 1, 2022
•Revise its rates again, to remove all costs of SJGS Unit 1, Unit 4, and common facilities by increasing the rate refunds to $98.3 million on an annual basis, by October 1, 2022
•Transfer payments due and owing to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund within 30 days of the abandonment of SJGS Unit 1
•Include (in its next rate case application) an explanation and defense of the prudence in the timing of the issuance of Securitized Bonds beyond the abandonment dates and what actions were taken to protect customers from interest rate increases occurring as well as the continued marketability of the Securitized Bonds issued

On June 29, 2022, the NMPRC issued its final order adopting and approving the recommended decision in its entirety with certain additions. The additions to the final order include requirements for PNM file a report, no later than October 15, 2022, that contains a record of all its costs incurred in the show cause proceeding so that the prudence of those costs will be known and be subject to review in PNM’s future rate case and that the prudency review shall include a compliance filing to enable a review of the prudence of PNM’s decision to delay bond issuance beyond the dates of the SJGS abandonment. On June 30, 2022, PNM filed a Notice of Appeal and an Emergency Motion for Partial Interim Stay of the NMPRC’s Final Order

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
with the NM Supreme Court. Subsequently, on July 25, 2022, PNM filed another emergency motion seeking an immediate and ongoing stay from the NM Supreme Court for the pendency of the appeal. In the interim, PNM began issuing rate refunds effective July 31, 2022, and PNM made payments totaling $19.8 million to the Indian Affairs Fund, Economic Development Assistance Fund, and the Displaced Workers Assistance Fund. On September 2, 2022, the NM Supreme Court issued an order granting PNM’s July 25, 2022 motion for partial stay and as a result PNM suspended issuing rate refunds. On October 14, 2022, PNM made its required compliance filing under the NMPRC’s June 29, 2022 final order. On November 15, 2022, PNM filed a supplemental compliance filing to its October 14, 2022 compliance filing. On May 22, 2023, PNM filed its Brief in Chief with the NM Supreme Court requesting the final order be vacated, and remanded back to the NMPRC, to properly apply the ETA and financing order to issue Securitized Bonds.

On August 18, 2023, PNM, along with the intervening parties in the pending appeal of the matter addressing customer bill credits and resolution of the remaining steps involved in the SJGS retirement under the ETA, filed an Unopposed Joint Motion for Abeyance and Remand to Implement Settlement and Request for Expedited Order at the NM Supreme Court. In the motion, the parties asked the NM Supreme Court to hold the appeal in abeyance and remand the matter to the NMPRC to allow the NMPRC to consider and take formal action on a unanimous proposed settlement on remand. Under the terms of the unanimous settlement, PNM would provide $115.0 million in rate refunds to customers over a one-year period, resolving all disputes raised in the matter addressing customer bill refunds involved in the SJGS retirement before the NMPRC, including removal of SJGS ratemaking and prudence issues in the 2024 Rate Change. Regarding the 2024 Rate Change, PNM agreed to withdraw its request for regulatory assets associated with prefunding of ETA state administered funds and legal costs associated with this matter. On September 14, 2023, the NM Supreme Court issued an order granting the unopposed motion and remanded the matter to the NMPRC. On September 21, 2023, the NMPRC approved the unanimous settlement agreement. PNM began issuing rate refunds on customer bills on October 21, 2023. On November 15, 2023, ETBC I issued $343.2 million of Securitized Bonds at a weighted average interest rates of 5.64% and 6.03%. Under the terms of the settlement agreement approved by the NMPRC, PNM agreed that customers would be protected from rising interest rates if the weighted average interest rate on the Securitized Bonds exceeded 5.5%. As a result, on December 15, 2023, PNM began issuing rate refunds in the amount of $13.7 million related to the net present value in interest rates in excess of 5.5% on the Securitized Bonds.

As a result of the NMPRC’s September 21, 2023 order approving the unanimous settlement, PNM recorded a $128.7 million reduction to electric operating revenues in the Consolidated Statement of Earnings and a corresponding current regulatory liability on the Consolidated Balance Sheets as of and for the year ended December 31, 2023. In addition, PNM recorded a regulatory disallowance of $3.3 million on the Consolidated Statement of Earnings and a corresponding decrease to deferred regulatory assets on the Consolidated Balance Sheets as of and for the year ended December 31, 2023, to reflect PNM’s agreement to withdraw its request for regulatory assets associated with prefunding of ETA state administered funds and legal costs associated with this matter.

Four Corners Abandonment Application

In 2020, PNM entered into the Four Corners Purchase and Sale Agreement with NTEC, pursuant to which PNM agreed to sell its 13% ownership interest (other than certain transmission assets) in Four Corners to NTEC. The sale is contingent upon NMPRC approval. In connection with the sale, PNM would make payments of $75.0 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after December 31, 2024. Pursuant to the Four Corners Purchase and Sale Agreement, PNM would retain its current plant decommissioning and coal mine reclamation obligations. PNM made an initial payment to NTEC of $15.0 million in November 2020, subject to refund with interest upon termination of the Four Corners Purchase and Sale Agreement prior to closing. Under the terms of the Four Corners Purchase and Sale Agreement, upon receipt of the NMPRC approval, PNM was expected to make a final payment of $60.0 million.

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of Securitized Bonds as provided by the ETA. PNM’s request for the issuance of Securitized Bonds included approximately $272 million of forecasted undepreciated investments in Four Corners at December 31, 2024, $4.6 million for plant decommissioning costs, $7.3 million in upfront financing costs, and $16.5 million for economic development in the Four Corners area.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
On November 12, 2021, the hearing examiner issued a recommended decision recommending approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 15, 2021, the NMPRC issued a final order rejecting the hearing examiner’s recommended decision and denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. In its order, the NMPRC concluded that PNM needed to conduct a review of the actual replacement resource portfolio and determined that the record was insufficient to determine the prudence of PNM’s investments in Four Corners. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application. On January 21, 2022, PNM filed its Statement of Issues outlining the arguments for appeal asserting, among other things, that the NMPRC misinterpreted and improperly applied the ETA in concluding that the NMPRC needed to review the actual replacement resource portfolio before authorizing abandonment and that the NMPRC improperly deferred the issue of prudence with respect to certain of PNM’s investments in Four Corners, where other parties were given the opportunity to present evidence and failed to demonstrate PNM was imprudent in its decisions. On March 28, 2023, the NM Supreme Court heard oral arguments on the appeal. On July 6, 2023, the NM Supreme Court issued a decision concluding that the NMPRC reasonably and lawfully denied PNM’s application for abandonment, determining that PNM did not meet its burden in challenging the NMPRC’s final order. The Company is evaluating the facts and circumstances surrounding the exit of Four Corners and will determine next steps.

In the year ended December 31, 2023, PNM recorded a regulatory disallowance of $3.7 million on the Consolidated Statement of Earnings for costs associated with obtaining an abandonment order, which are no longer expected to be recovered as a result of the NM Supreme Court’s decision to uphold the NMPRC’s decision to deny PNM’s Four Corners Abandonment Application. For additional information regarding prudency of PNM’s investments in Four Corners see 2024 Rate Change above.

PVNGS Leased Interest Abandonment Application

On April 2, 2021, PNM filed the PVNGS Leased Interest Abandonment Application, an application for the sale and transfer of related assets, and approval to procure new resources. As discussed in Note 8, PNM had Leased Interest under five separate leases that were approved and certificated by the predecessor agency to the NMPRC in the 1980s. Four of the five leases for 104 MW of Leased Interest terminated in January 2023, while the remaining lease for 10 MW of Leased Interest terminates in January 2024. Associated with the Leased Interest are certain PNM-owned assets and nuclear fuel that are necessary for the ongoing operation and maintenance of the Leased Interest and integration of the Leased Interest generation to the transmission network. PNM determined that there will be net benefits to its customers to return the Leased Interest to the lessors in conformity with the leases, sell and transfer the related PNM-owned assets, and to replace the Leased Interest with new resources. In the application, PNM requested NMPRC authorization to decertify and abandon its Leased Interest and to create regulatory assets for the associated remaining undepreciated investments with consideration of cost recovery of the undepreciated investments in a future rate case. PNM also sought NMPRC approval to sell and transfer the PNM-owned assets and nuclear fuel supply associated with the Leased Interest to SRP, which has acquired the Leased Interest from the lessors due to the termination of the leases.

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

On February 16, 2022, the NMPRC adopted an order approving the replacement resources. In the second quarter of 2022, PNM made compliance filings notifying the NMPRC that none of the developers had moved forward under the terms of the agreements approved by the NMPRC on February 16, 2022, and none of the replacement resource projects would be operational in 2023. PNM ultimately entered into amendments with one developer for 300 MW solar PPA combined with a 300 MW battery storage agreement, which no party opposed and were deemed approved in September 2022 and November 2023. PNM anticipates these facilities will be in service in 2024.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
On November 1, 2022, ABCWUA, Bernalillo County, CCAE, NEE, NM AREA, the NMAG, WRA, and NMPRC Staff filed a joint motion for an accounting order to require PNM to track in a regulatory liability, all costs associated with the PVNGS Leased Interests that will be abandoned in January 2023 and January 2024 that are still being collected in rates, which PNM opposed. On November 18, 2022, the NMPRC issued its order on joint motion for an accounting order requiring PNM to establish a regulatory liability to track and account for, upon termination of the PVNGS leases, all costs currently borne by ratepayers associated with those leases during pendency of the 2024 Rate Change, subject to a determination of ratemaking treatment. In addition, PNM may establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases, and to record cost differences in the proceeds from SRP for the sale of the PVNGS Leased Assets and the actual book value. Recovery of these items was determined in the 2024 Rate Change. In the 2024 Rate Change, PNM also addressed unresolved issues including whether PNM’s decision to renew the five leases and repurchase 64.1 MW of PVNGS Unit 2 capacity exposed ratepayers to additional financial liability beyond that to which they would otherwise have been exposed, and whether PNM should be denied recovery of future decommissioning expenses as a remedy for imprudence.

PNM evaluated the consequences of the NMPRC’s November 18, 2022 accounting order, as required under GAAP, and whether it should establish a regulatory liability during 2023 to account for revenue collected from ratepayers during the pendency of the 2024 Rate Change. In addition, PNM evaluated whether it should establish a regulatory asset account to record undepreciated investment for improvements to the Unit 1 and Unit 2 Leased Interests upon termination of the leases in January 2023 and 2024. Based on these evaluations PNM concluded that the accounting order was not tied to a specific rate order and did not change PNM’s resources or obligations and those decisions would be determined in the 2024 Rate Change. Therefore, no loss or regulatory liability was recorded prior to resolution of the 2024 Rate Change. See 2024 Rate Change discussion above.

In addition to approval by the NMPRC, PNM and SRP received NRC approval for the transfer of the associated possessory licenses at the end of the term of each of the respective leases.

Summer Peak Resource Adequacy

Throughout 2021, 2022, and continuing into 2023, PNM provided notices of delays and status updates to the NMPRC for the approved SJGS replacement resource projects as well as delays in replacement resources for the PVNGS leased capacity that expired in January 2023. On January 30, 2023, PNM informed the NMPRC that it had provided written notice to one of the SJGS replacement resource developers for 100 MW solar PPA and a 30 MW battery storage agreement of an event of seller default and of early termination and as a result the project would not proceed. In the second half of 2022 and the first quarter of 2023, PNM entered into agreements totaling 420 MW of firm power purchases for the summer peak in 2023 and the purchase of 40 MW of firm capacity at PVNGS for all twelve months of 2023, providing PNM with a projected system reserve margin necessary to meet customer demand. While PNM continues to experience new system peaks, PNM’s generation resources performed sufficiently with no challenges to resource adequacy during the 2022 and 2023 summer peak seasons. PNM anticipates that a majority of the SJGS and PVNGS leased capacity replacement resources will be available prior to the 2024 summer peak season and may also secure additional firm energy market purchases necessary to meet customer load during the 2024 summer season. PNM is unable to predict the outcome of this matter.

2026 Resource Application

On October 25, 2023, PNM filed an application with the NMPRC seeking approval of resources to be available for the 2026 summer peak. The application includes approval of a 100 MW solar PPA and three battery storage agreements of 100 MW, 100 MW, and 50 MW. In addition, PNM is seeking approval of a CCN for a 60 MW battery storage system to be owned by PNM. The resources are necessary for PNM to safely and reliably meet its projected system load. On December 6, 2023, the hearing examiner issued an order setting out a procedural schedule with a hearing to be held beginning March 20, 2024.

Grid Modernization Application

On October 3, 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM’s application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Application. PNM also requested authorization to create related

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
regulatory assets and liabilities, permitting PNM to record costs incurred for the development and implementation of PNM’s plan between the requested approval of the application on July 1, 2023, and the implementation of the Grid Modernization Rider by September 1, 2023; undepreciated investments associated with legacy meters being replaced with AMI meters; and over- or under-collection of costs through the Grid Modernization Rider. In addition, PNM requested approval of the proposed format of an Opt-Out Consent Form and methodology to determine PNM’s proposed cost-based opt-out fees, which includes a one-time fee and a monthly fee. Following a hearing and subsequent briefs, on May 31, 2023, the NMPRC issued an order requiring the hearing examiner to direct PNM to file a cost benefit analysis as a supplement to the application. On November 22, 2023, PNM filed the required cost benefit analysis supporting PNM’s proposed Grid Modernization plan. On January 16, 2024, the hearing examiner issued an order setting out a procedural schedule with a hearing to be held beginning April 23, 2024. PNM is unable to predict the outcome of this matter.

The Community Solar Act

In 2021, the Community Solar Act established a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of subscribing to community solar facilities, and in exchange would receive a bill credit from their utility, while the utility receives energy from the community solar facility. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar (applicable until November 2024) facilities and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. As required under the Community Solar Act, the NMPRC opened a docket on May 12, 2021 to adopt rules to establish a community solar program no later than April 1, 2022. On June 15, 2021, the NMPRC issued an order which required utilities provide a notice to all future applicants and to any likely applicants that, until the effective date of the NMPRC’s rules in this area the NMPRC’s existing interconnection rules and manual remain in place until amended or replaced by the NMPRC, and further, that a place in a utility’s applicant queue for interconnection does not and will not provide any advantage for selection as a community solar project. PNM provided the required notices. On March 30, 2022, the NMPRC issued an order that adopted a rule on the administration of the Community Solar Act program. The rule required utilities to file proposed community solar tariffs with the NMPRC within 60 days from the publication of the rule. A number of motions for rehearing and requests for clarification were filed between April 7 and May 2, 2022. On May 18, 2022, the NMPRC issued an order partially granting motions for rehearing, reconsideration and clarification and staying implementation pending further rulemaking. On June 16, 2022, PNM requested clarification related to the existing interconnection queue, which would not delay implementation of the Community Solar Act program. On July 12, 2022, the NMPRC provided notice of publication of its final rule in the New Mexico Register, starting the 60-day clock for utilities to file their proposed community solar tariffs, forms, and other relevant agreements. On September 14, 2022, PNM filed Community Solar tariffs. On October 12, 2022, the NMPRC issued an order to suspend PNM’s and two other investor-owned utilities tariffs and required the utilities to file information NMPRC Staff has identified as necessary for a complete evaluation of the tariffs but did not appoint a hearing examiner or schedule a public hearing. Another investor-owned utility has filed an appeal with the NM Supreme Court seeking review of the NMPRC’s decisions, to which PNM has intervened. On November 22, 2023, the NM Supreme Court scheduled oral arguments for March 11, 2024.

On November 16, 2022, PNM filed its Community Solar tariff which establishes the Community Solar bill credit to be applied to an eligible retail customer of PNM who is a subscriber to a community solar facility. On December 23, 2022, PNM filed an updated Community Solar tariff under protest and filed a motion for clarification, suspension, and timely hearing on PNM’s Community Solar tariff. On January 18, 2023, the NMPRC suspended PNM’s Community Solar tariff. On March 1, 2023, the NMPRC issued an Order Opening a New Docket for Two-Phase Proceedings. The first phase addressed issues concerning the proposed subscriber organization agreements and the proposed customer data forms. The second phase will address all issues concerning proposed tariffs, agreements and forms that are not addressed in the first phase. On May 31, 2023, the utilities filed a Consolidated Reply Brief to the NMPRC and the Joint Intervenors-Appellee filed Answer Briefs in the NM Supreme Court proceeding. On September 21, 2023, the NMPRC issued an order approving an uncontested stipulation on the first phase and on October 30, 2023 PNM’s advice notice conforming to the stipulation became effective. A hearing for the second phase was held from January 17, 2024 through January 19, 2024. PNM cannot predict the outcome of the pending matters.

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
December 31, 2023, 2022 and 2021
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

On November 22, 2023, PNM, on behalf of the settling parties, filed a settlement agreement with FERC resolving all issues. As a result of the settlement agreement, PNM recorded a decrease of $3.2 million to electric operating revenues and an increase to interest charges of $0.3 million on the Consolidated Statement of Earnings and an increase to other current liabilities of $3.5 million on the Consolidated Balance Sheets as of and for the year ended December 31, 2023. PNM is unable to predict the outcome of this matter.

Battery Energy Storage System Certificate of Public Convenience and Necessity (“CCN”)
On May 3, 2023, PNM filed a CCN application with the NMPRC for two battery energy storage systems, 6 MW each, located on PNM’s distribution system in Valencia and Bernalillo counties. PNM intends to construct, own, and operate these systems that will be interconnected to the distribution system on feeders that currently exceed their existing hosting capacity limits due to the high amount of solar production connected to them. The deployment of battery energy storage systems on these feeders at capacity will bring the power flow on the feeders back within design limits, potentially allowing a number of solar interconnection applications currently on hold to interconnect, which will in turn reduce carbon emissions and the need to curtail solar production in times of oversupply. PNM requested approval of the CCN application, with an estimated total cost of $25.8 million, to support the proposed construction schedule and have the battery energy storage systems begin serving customers in June 2024. On May 30, 2023, the hearing examiner issued an order setting out a procedural schedule with a hearing held on October 12, 2023. On December 8, 2023, the hearing examiner in the case issued a RD. The RD recommended approval of PNM’s application finding that the battery energy storage systems would be in the public interest, would result in a net public benefit, and that the estimated costs of the project are reasonable. On December 21, 2023, the NMPRC approved the RD in its entirety. This matter is now concluded.
Meta Data Center
PNM has a special service contract to provide service to Meta for a data center in PNM’s service area. Meta’s service requirements include the acquisition by PNM of a sufficient amount of new renewable energy resources and RECs to match the energy and capacity requirements of the data center. The cost of renewable energy procured is passed through to Meta under a rate rider. A special service rate is applied to Meta’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources. As of December 31, 2023, PNM is procuring energy from 180 MW of solar-PV capacity from NMRD, a 50% equity method investee of PNMR Development. See additional discussion of NMRD in Note 21.

On July 24, 2023, PNM filed an application with the NMPRC for approval to service the data center for an additional 140 MW of solar PPA combined with 50 MW of battery storage expected to be operational in 2025. On December 20, 2023 a hearing was held. On January 5, 2024, the hearing examiners in the case issued a RD. The RD recommended approval of PNM’s application, finding that PNM’s application is not inconsistent with the public interest. On January 11, 2024, the NMPRC approved the RD in its entirety. This matter is now concluded.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Transportation and Electrification Program (TEP)
On June 1, 2023, PNM filed its 2024-2026 TEP with the NMPRC, requesting approval of a $37.1 million total three-year budget and continuation of the current TEP Rider. Approximately 22% of the budget, $8.0 million, will be dedicated to low-income customers. A hearing was held on December 13, 2023. On February 2, 2024, the hearing examiners in the case issued a RD largely approves PNM’s 2024 Plan but with modifications to certain TEP programs. On February 23, 2024, the NMPRC approved the RD with additional modifications that reduced the three-year budget by $4.0 million.

TNMP
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under or over collected costs from prior years, rate case expenses, and performance bonuses (if the programs exceed mandated savings goals).

The following sets forth TNMP’s EECRF increases:

Effective Date	Aggregate Collection Amount	Performance Bonus
	(In millions)
March 1, 2021	$5.9	$1.0
March 1, 2022	7.2	2.3
March 1, 2023	7.3	1.9

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

On January 25, 2024, TNMP filed an application to further update its transmission rates, which would increase revenues by $13.1 million annually, based on an increase in rate base of $97.4 million. The application is pending before the PUCT.
Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments to reflect changes in investments in distribution assets. Historically, distribution utilities have been restricted to a single, annual periodic rate adjustment through a DCRF submitted between April 1 and April 8 of each year as long as the electric utility was not earning more than its authorized rate of return using weather-normalized data. However, the recent passage of Senate Bill 1015 now permits DCRF proceedings to be filed twice per year with a 60-day administrative deadline that can be extended for 15 days on good cause. Additionally, a DCRF may be filed

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
during a pending rate case proceeding as long as that DCRF request is not filed until the 185th day after the rate case proceeding was initiated. The following sets forth TNMP’s recent interim distribution rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 1, 2021	$104.5	$13.5
September 1, 2022	95.7	6.8
September 1, 2023	157.0	14.5
3G Meters Notice of Violation

In 2020, the PUCT established the COVID-19 Electricity Relief Program for electric utilities, REPs, and customers impacted by COVID-19. The program allowed providers to implement a rider to collect unpaid residential retail customer bills and to establish a regulatory asset for costs related to COVID-19. These costs included but were not limited to costs related to unpaid accounts.

In December 2023, TNMP and the PUCT reached a settlement agreement related to a notice of violation against TNMP primarily for estimating 3G meters during the period that TNMP was remediating the meters. TNMP maintained that the remediation efforts were impacted by COVID-19 imposed constraints including supply chain and labor availability issues. Pursuant to the settlement agreement, TNMP agreed to no longer pursue the recovery of COVID-19 related costs that were recorded as a regulatory asset. This resulted in a regulatory disallowance of $1.2 million to be recorded for the year ended December 31, 2023.
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

Beginning February 2018, PNM’s NM 2016 Rate Case reflected the reduction in the federal and state corporate income tax rates, including amortization of excess deferred federal and state income taxes. In accordance with the order in that case and amortization requirements of the tax laws, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017. The remaining balance of the unprotected portion of excess deferred federal income taxes, which was being returned to customers over a period of approximately twenty-three years, will be returned over a five-year period when new rates go into effect from the 2024 Rate Change. Excess deferred state income taxes were returned to customers over a three-year period, which concluded in the first quarter of 2021. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP amortized federal excess deferred income taxes of $23.0 million, $14.3 million, and $8.7 million in 2023.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
PNMR
PNMR’s income taxes (benefits) consist of the following components:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current federal income tax	$—	$—	$—
Current state income tax (benefit)	(2,841)	1,597	1,835
Deferred federal income tax (benefit)	(11,503)	18,413	20,679
Deferred state income tax (benefit)	(825)	7,302	11,315
Amortization of accumulated investment tax credits	(1,181)	(1,182)	(1,247)
Total income taxes (benefits)	$(16,350)	$26,130	$32,582

PNMR’s provision for income taxes (benefits) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Federal income tax at statutory rates	$19,011	$44,375	$51,330
Amortization of accumulated investment tax credits	(1,181)	(1,182)	(1,247)
Amortization of excess deferred income tax	(22,859)	(23,599)	(24,484)
Flow-through of depreciation items	1,281	2,795	798
(Earnings) attributable to non-controlling interest in Valencia	(3,892)	(3,176)	(3,253)
State income tax (benefit), net of federal (benefit)	(2,239)	6,826	9,660
Allowance for equity funds used during construction	(3,145)	(2,898)	(2,776)
Allocation of tax (benefit) related to stock compensation awards	(261)	91	(788)
Non-deductible compensation	1,659	1,125	899
Non-deductible merger related costs	(1,959)	74	848
R&D credit	(2,050)	(1,320)	(1,530)
Other	(715)	3,019	3,125
Total income taxes (benefits)	$(16,350)	$26,130	$32,582

Effective tax rate	18.06%	12.37%	13.33%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss	$16,833	$85,382
Regulatory liabilities related to income taxes	90,461	98,371
Federal tax credit carryforwards	124,510	122,557
Regulatory disallowances	42,330	28,037
Regulatory liability SJGS retirement credits	28,797	—
Other	35,492	33,849
Total deferred tax assets	338,423	368,196
Deferred tax liabilities:
Depreciation and plant related	(738,078)	(801,022)
Investment tax credit	(95,046)	(96,227)
Regulatory assets related to income taxes	(80,643)	(77,013)
Pension	(41,141)	(40,651)
Regulatory asset for shutdown of SJGS Units 2 and 3	(22,454)	(24,048)
Regulatory asset SJGS energy transition property	(86,521)	(69,828)
Regulatory asset PVNGS investment	(20,503)	—
PVNGS trusts	(41,767)	(26,084)
Other	(57,550)	(56,154)
Total deferred tax liabilities	(1,183,703)	(1,191,027)
Net accumulated deferred income tax liabilities	$(845,280)	$(822,831)

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2023
(In thousands)
Net change in deferred income tax liability per above table	$22,449
Change in tax effects of income tax related regulatory assets and liabilities	(11,791)
Amortization of excess deferred income tax	(22,859)
Tax effect of mark-to-market adjustments	474
Tax effect of excess pension liability	(1,566)
Adjustment for uncertain income tax positions	(17)
Reclassification of unrecognized tax benefits	17
Other	(216)
Deferred income tax (benefit)	$(13,509)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
PNM

PNM’s income taxes (benefits) consist of the following components:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current federal income tax (benefit)	$9,518	$(13,533)	$—
Current state income tax (benefit)	(4,304)	3,244	(128)
Deferred federal income tax (benefit)	(22,951)	25,298	18,774
Deferred state income tax	1,150	4,361	8,583
Amortization of accumulated investment tax credits	(171)	(172)	(237)
Total income taxes (benefits)	$(16,758)	$19,198	$26,992

PNM’s provision for income taxes (benefits) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Federal income tax at statutory rates	$7,972	$29,026	$41,696
Amortization of accumulated investment tax credits	(171)	(172)	(237)
Amortization of excess deferred income tax	(14,252)	(14,421)	(15,158)
Flow-through of depreciation items	1,114	2,641	689
(Earnings) attributable to non-controlling interest in Valencia	(3,892)	(3,176)	(3,253)
State income tax (benefit), net of federal (benefit)	(2,216)	5,694	7,609
Allowance for equity funds used during construction	(2,065)	(1,958)	(2,080)
Allocation of tax (benefit) related to stock compensation awards	(185)	65	(563)
Non-deductible compensation	1,015	701	547
Non-deductible merger costs	(33)	10	22
R&D credit	(2,000)	(1,300)	(1,500)
Other	(2,045)	2,088	(780)
Total income taxes (benefits)	$(16,758)	$19,198	$26,992

Effective tax rate	(44.15)%	13.89%	13.59%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss	$—	$54,681
Regulatory liabilities related to income taxes	71,546	76,744
Federal tax credit carryforwards	80,586	84,902
Regulatory disallowance	42,330	28,037
Regulatory liability SJGS retirement credits	28,797	—
Other	35,993	33,079
Total deferred tax assets	259,252	277,443
Deferred tax liabilities:
Depreciation and plant related	(545,815)	(620,814)
Investment tax credit	(73,844)	(74,015)
Regulatory assets related to income taxes	(71,742)	(67,912)
Pension	(36,483)	(36,048)
Regulatory asset for shutdown of SJGS Units 2 and 3	(22,454)	(24,048)
Regulatory asset SJGS energy transition property	(86,521)	(69,828)
Regulatory asset PVNGS investment	(20,503)	—
PVNGS Trusts	(41,767)	(26,084)
Other	(44,160)	(40,734)
Total deferred tax liabilities	(943,289)	(959,483)
Net accumulated deferred income tax liabilities	$(684,037)	$(682,040)

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2023
(In thousands)
Net change in deferred income tax liability per above table	$1,997
Change in tax effects of income tax related regulatory assets and liabilities	(9,391)
Amortization of excess deferred income tax	(14,252)
Tax effect of mark-to-market adjustments	(1,099)
Tax effect of excess pension liability	(1,566)
Adjustment for uncertain income tax positions	(55)
Reclassification of unrecognized tax benefits	2,394
Deferred income tax (benefit)	$(21,972)
TNMP
TNMP’s income taxes consist of the following components:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current federal income tax	$11,354	$17,055	$5,770
Current state income tax	3,055	2,662	2,395
Deferred federal income tax (benefit)	2,917	(4,527)	(224)
Deferred state income tax (benefit)	(29)	(29)	(29)
Total income taxes	$17,297	$15,161	$7,912

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

TNMP’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Federal income tax at statutory rates	$23,569	$22,560	$15,076
Amortization of excess deferred income tax	(8,607)	(9,177)	(9,326)
State income tax, net of federal (benefit)	2,414	2,103	1,763
Allocation of tax (benefit) related to stock compensation awards	(77)	26	(224)
Non-deductible compensation	642	422	351
Transaction costs	3	1	(4)
Other	(647)	(774)	276
Total income taxes	$17,297	$15,161	$7,912

Effective tax rate	15.41%	14.11%	11.02%

The components of TNMP’s net accumulated deferred income tax liability were:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Regulatory liabilities related to income taxes	$18,915	$21,627
Other	5,534	5,353
Total deferred tax assets	24,449	26,980
Deferred tax liabilities:
Depreciation and plant related	(179,483)	(166,230)
Regulatory assets related to income taxes	(8,901)	(9,213)
Loss on reacquired debt	(5,254)	(5,527)
Pension	(4,659)	(4,603)
AMS	(2,613)	(3,989)
Other	(2,287)	(2,055)
Total deferred tax liabilities	(203,197)	(191,617)
Net accumulated deferred income tax liabilities	$(178,748)	$(164,637)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2023
(In thousands)
Net change in deferred income tax liability per above table	$14,111
Change in tax effects of income tax related regulatory assets and liabilities	(2,400)
Amortization of excess deferred income tax	(8,607)
Other	(216)
Deferred income tax	$2,888

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Other Disclosures

The Company is required to recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. A reconciliation of unrecognized tax benefits is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Balance at December 31, 2020	$13,152	$10,230	$119
Additions based on tax positions related to 2021	305	295	11
Additions for tax positions of prior years	257	246	11
Balance at December 31, 2021	13,714	10,771	141
Additions based on tax positions related to 2022	1,444	1,437	7
Additions (reductions) for tax positions of prior years	(4)	(7)	3
Balance at December 31, 2022	15,154	12,201	151
Additions (reductions) based on tax positions related to 2023	(277)	(294)	17
Additions for tax positions of prior years	259	239	20
Balance at December 31, 2023	$15,136	$12,146	$188

Included in the balance of unrecognized tax benefits at December 31, 2023 are $14.6 million, $11.6 million, and $0.2 million that, if recognized, would affect the effective tax rate for PNMR, PNM, and TNMP. The Company does not anticipate that any unrecognized tax expenses or unrecognized tax benefits will be reduced or settled in 2024.

PNMR, PNM, and TNMP had no estimated interest income or expense related to income taxes for the years ended December 31, 2023, 2022, and 2021. There was no accumulated accrued interest receivable or payable related to income taxes as of December 31, 2023 and 2022.

The Company files a federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2020 are closed to examination by either federal or state taxing authorities other than Arizona. The tax years prior to 2019 are closed to examination by Arizona taxing authorities. Other tax years are open to examination by federal and state taxing authorities and net operating loss carryforwards are open to examination for the years in which the carryforwards are utilized. At December 31, 2023, the Company has $120.2 million of federal net operating loss carryforwards that expire beginning in 2035 and $126.6 million of federal tax credit carryforwards that expire beginning in 2024. State net operating losses expire beginning in 2037 and vary from federal due to differences between state and federal tax law.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Impairments of tax attributes after reflecting the expiration of carryforwards under applicable tax laws, net of federal tax benefit, for 2021 through 2023 are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2023:
Federal tax credit carryforwards	$839	$(427)	$—
Compensation expense	$387	$246	$140
December 31, 2022:
Federal tax credit carryforwards	$187	$427	$—
Compensation expense	$199	$140	$59
December 31, 2021:
Federal tax credit carryforwards	$1,029	$—	$—
Compensation expense	$119	$84	$35

The tax effect of compensation that is not expected to be deductible and impairments of unexpired tax credits are reflected as a valuation allowance against deferred tax assets. The reserve balances, after reflecting expiration of carryforwards under applicable tax laws, at December 31, 2023 and 2022 are as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2023:
Federal tax credit carryforwards	$2,055	$—	$—
Compensation expense	$1,112	$729	$381
December 31, 2022:
Federal tax credit carryforwards	$1,216	$427	$—
Compensation expense	$725	$483	$241

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
December 31, 2023, 2022 and 2021
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

For its annual evaluations performed as of April 1, 2023, PNMR performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company’s expectations of future financial performance since the April 1, 2018 quantitative analysis and the previous qualitative analyses through April 1, 2022 performed for PNM, as well as the April 1, 2021 quantitative analysis and the previous qualitative analyses performed for TNMP. This analysis considered Company specific events such as the Merger, potential impacts of legal and regulatory matters discussed in Notes 16 and 17, including potential outcomes in PNM’s 2024 Rate Change, PNM’s San Juan Abandonment Application, PNM’s Four Corners Abandonment Application, PNM’s PVNGS Leased Interest Abandonment Application and other potential impacts of changes in PNM’s resource needs based on PNM’s 2020 IRP. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2023 carrying values of PNM and TNMP exceeded their fair value. Since the April 1, 2023 annual evaluation, the Company has considered the effects of the Merger termination and the outcome of PNM’s 2024 Rate Change and there is no indication that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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

See Note 7 for information on intercompany borrowing arrangements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Year Ended December 31,
	2023	2022	2021
		(In thousands)
Services billings:
PNMR to PNM	$124,321	$115,415	$107,747
PNMR to TNMP	47,470	42,293	41,798
PNM to TNMP	349	411	404
TNMP to PNMR	141	141	141
PNMR to NMRD	333	308	221
Renewable energy purchases:
PNM from NMRD	12,717	11,795	11,879
Interconnection and facility study billings:
PNM to NMRD	—	—	225
NMRD to PNM	—	—	1,276
Interest billings:
PNMR to PNM	23	13	31
PNM to PNMR	582	249	144
PNMR to TNMP	129	166	—
Income tax sharing payments:
PNMR to PNM	5,338	—	19,492
PNM to PNMR	—	11,602	—
TNMP to PNMR	15,749	8,341	12,842

(21) Equity Method Investment

In September 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. PNMR Development and AEP OnSite Partners each have a 50% ownership interest in NMRD. At December 31, 2023, NMRD’s renewable energy capacity in operation is 185.1 MW, which includes 180 MW of solar-PV facilities to supply energy to the Meta data center located within PNM’s service territory, 1.9 MW to supply energy to Columbus Electric Cooperative located in southwest New Mexico, 2.0 MW to supply energy to the Central New Mexico Electric Cooperative, and 1.2 MW of solar-PV facilities to supply energy to the City of Rio Rancho, New Mexico.

On December 22, 2023, PNMR Development and AEP Onsite reached agreement with Exus New Mexico, LLC, a subsidiary of Exus North America Holdings, LLC, for the sale of NMRD and its subsidiaries for approximately $230 million, subject to adjustment to reflect the actual amounts of certain components of working capital at closing, pursuant to a Membership Interest Purchase Agreement, dated December 22, 2023 (“MIPA”). Closing occurred on February 27, 2024, with PNMR Development receiving $117.0 million upon settlement. PNMR Development does not expect a material impact to Net

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Earnings as a result of the transaction. As previously disclosed, PNMR Development expects to use the net proceeds from the sale of NMRD to reduce the future external capital needs at PNMR and support continued investments in regulated rate base at PNMR’s utilities. PNMR Development will provide certain services to NMRD for a transitional period following closing.

PNMR accounted for its investment in NMRD using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over NMRD and its operations.  PNMR recorded as income its percentage share of earnings or loss of NMRD and carried its investment at cost, adjusted for its share of undistributed earnings or losses.

During 2023, 2022, and 2021 PNMR Development and AEP OnSite Partners each made cash contributions of $26.3 million, zero and zero to NMRD. In February 2021, NMRD paid both PNMR Development and AEP OnSite Partners a dividend of $3.0 million. PNMR Development’s cumulative equity in earnings of NMRD as of March 31, 2021 was $2.4 million and is presented as cash flows from operating activities on the Consolidated Statement of Cash Flows for the year ending December 31, 2021. The portion of the dividend in excess of PNMR Development’s cumulative equity earnings of NMRD amounting to $0.6 million is presented as cash flows from investing activities.

PNMR presented its share of net earnings from NMRD in other income on the Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	December 31,
	2023	2022	2021
	(In thousands)
Operating revenues	$13,629	$12,505	$12,738
Operating expenses	8,228	9,591	9,733
Net earnings	$5,401	$2,914	$3,005

	Financial Position
	December 31,
	2023	2022
	(In thousands)
Current assets	$2,589	$8,357
Net property, plant, and equipment	235,791	169,440
Non-current assets	1,849	9,631
Total assets	240,229	187,428
Current liabilities	730	5,822
Non-current liabilities	358	366
Owners’ equity	$239,141	$181,240

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Operating Revenues	$—	$—	$—
Operating Expenses	4,972	6,199	15,044
Operating (loss)	(4,972)	(6,199)	(15,044)
Other Income and Deductions:
Equity in earnings of subsidiaries	133,628	197,860	221,004
Other income	2,245	663	362
Net other income and (deductions)	135,873	198,523	221,366
Interest Charges	58,934	30,430	11,986
Earnings Before Income Taxes	71,967	161,894	194,336
Income Tax (Benefit)	(15,851)	(7,636)	(1,493)
Net Earnings	$87,818	$169,530	$195,829

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash Flows From Operating Activities:
Net Cash Flows From Operating Activities	$(31,368)	$(10,261)	$(28,514)
Cash Flows From Investing Activities:
Utility plant additions	1,138	1,136	543
Investments in subsidiaries	(85,500)	(70,200)	(178,071)
Cash dividends from subsidiaries	—	153,500	60,000
Net cash flows from investing activities	(84,362)	84,436	(117,528)
Cash Flows From Financing Activities:
Short-term borrowings (repayments) -affiliate, net	(5,300)	(700)	6,400
Revolving credit facility borrowings (repayments), net	59,900	(45,500)	42,900
Long-term borrowings	500,000	100,000	1,120,000
Repayment of long-term debt	(500,000)	—	(900,000)
Issuance of common stock	198,177	—	—
Awards of common stock	(9,646)	(7,980)	(10,130)
Dividends paid	(126,177)	(119,311)	(112,444)
Other, net	(1,221)	(686)	(673)
Net cash flows from financing activities	115,733	(74,177)	146,053

Change in Cash and Cash Equivalents	3	(2)	11
Cash and Cash Equivalents at Beginning of Period	61	63	52
Cash and Cash Equivalents at End of Period	$64	$61	$63

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$47,122	$29,904	$13,425
Income taxes paid (refunded), net	$350	$(2,500)	$—

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands)
Assets
Cash and cash equivalents	$64	$61
Intercompany receivables	55,575	55,304
Derivative instruments	7,172	11,108
Income taxes receivable	8,266	1,298
Other current assets	133	83
Total current assets	71,210	67,854
Property, plant and equipment, net of accumulated depreciation of $18,810 and $17,721	20,374	21,513
Investment in subsidiaries	3,345,400	3,118,442
Other long-term assets	44,628	45,501
Total long-term assets	3,410,402	3,185,456
	$3,481,612	$3,253,310
Liabilities and Stockholders’ Equity
Short-term debt	69,300	9,400
Short-term debt-affiliate	9,219	14,519
Accrued interest and taxes	14,650	3,302
Dividends declared	34,953	31,544
Other current liabilities	184	197
Total current liabilities	128,306	58,962
Long-term debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	999,151	999,612
Other long-term liabilities	5,062	2,804
Total liabilities	1,132,519	1,061,378
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 90,200,384 and 85,834,874 shares)	1,624,823	1,429,102
Accumulated other comprehensive income (loss), net of income taxes	(62,840)	(66,048)
Retained earnings	787,110	828,878
Total common stockholders’ equity	2,349,093	2,191,932
	$3,481,612	$3,253,310
See Notes 7, 8, 11, and 16 for information regarding commitments, contingencies, and maturities of long-term debt.

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for credit losses, year ended December 31:
2021	$8,333	$4,663	$826	$6,557	$7,265
2022	$7,265	$3,758	$—	$6,098	$4,925
2023	$4,925	$3,585	$—	$5,122	$3,388

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for credit losses, year ended December 31:
2021	$8,333	$4,597	$826	$6,491	$7,265
2022	$7,265	$3,758	$—	$6,098	$4,925
2023	$4,925	$3,549	$—	$5,086	$3,388

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for credit losses, year ended December 31:
2021	$—	$66	$—	$66	$—
2022	$—	$—	$—	$—	$—
2023	$—	$36	$—	$36	$—

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
“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein. PNMR’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, as an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal controls.
There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.
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

(c) Changes in internal controls.

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

C - 1

(c) Changes in internal controls.

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Reference is hereby made to “Proposal 1: Elect as Directors the Director Nominees Named in the Proxy Statement” in PNMR’s Proxy Statement relating to the annual meeting of shareholders to be held on June 4, 2024 (the “2024 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after December 31, 2023, to PART I, SUPPLEMENTAL ITEM – “INFORMATION ABOUT EXECUTIVE OFFICERS OF PNM RESOURCES, INC.” in this Form 10-K, “Information About Our Corporate Governance – Code of Ethics,” and “Additional Information About Our Board and Board Committees – Board Committees and their Functions” – “Audit and Ethics Committee” in the 2024 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its website. Information about the Company’s website is included under PART I, ITEM 1 – “WEBSITES” in this Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
Reference is hereby made to “Director Compensation” and “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Pay Versus Performance” in the 2024 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is hereby made to “Ownership of Our Common Stock – Largest Shareholders” and “ – Share Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information” in the 2024 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is hereby made to “Information About Our Corporate Governance – Director Independence” and “– Related Person Transaction Policy” in the 2024 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2024 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2024 Proxy Statement for PNMR. All such fees are fees of PNMR. PNMR charges a management fee to PNM and TNMP that includes an allocation of independent auditor fees.
C - 2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Part II, Item 8.

(a) - 2.	Financial Statement Schedules for the years 2021, 2020, and 2019 are omitted for the reason that they are not required or the information is otherwise supplied under Part II, Item 8.

(a) - 3.	Exhibits:

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
		4.1 to TNMP’s Current Report on Form 8-K filed March 29, 2019	2-97230 TNMP

4.22	Eleventh Supplemental Indenture dated as of July 1, 2019 between TNMP and MUFG Union Bank, N.A., as Trustee ($80,000,000 of 3.60% First Mortgage Bonds due 2029, Series 2019A)	4.1 to TNMP’s Current Report on Form 8-K filed July 1, 2019	2-97230 TNMP

4.23
Twelfth Supplemental Indenture, dated as of April 24, 2020, between TNMP and MUFG Union Bank, N.A., as Trustee ($85,000,000 of 2.73% First Mortgage Bonds due 2030, Series 2020A, $25,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020B)
		4.1 to TNMP’s Current Report on Form 8-K filed April 24, 2020	2-97230 TNMP

4.24
Thirteenth Supplemental Indenture, dated as of July 15, 2020, between TNMP and MUFG Union Bank, N.A., as Trustee ($25,000,000 of 2.93% First Mortgage Bonds due 2035, Series 2020C, $50,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020D)
		4.1 to TNMP’s Current Report on Form 8-K filed July 15, 2020	2-97230 TNMP

4.25	Fourteenth Supplemental Indenture, dated as of August 16, 2021, between TNMP and U.S. Bank National Association, as Trustee ($65,000,000 of 2.44% First Mortgage Bonds due 2035, Series 2021A)	4.1 to TNMP’s Current Report on Form 8-K filed August 16, 2021	2-97230 TNMP

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

4.29
Eighteenth Supplemental Indenture, dated as of April 28, 2023, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($130,000,000 of 5.01% First Mortgage Bonds due 2033, Series 2023A)
		4.1 to TNMP’s Current Report on Form 8-K filed April 28, 2023	2-97230 TNMP

4.30
Nineteenth Supplemental Indenture, dated as of July 28, 2023, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($55,000,000 of 5.47% First Mortgage Bonds due 2053, Series 2023B)
		4.1 to TNMP’s Current Report on Form 8-K filed July 28, 2023	2-97230 TNMP

Material Contracts
10.1	Term Loan Agreement, dated as of June 30, 2023 by and among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	10.1 to PNMR’s Current Report on Form 8-K filed July 3, 2023	1-32462 PNMR

10.2	Amended and Restated Term Loan Agreement, dated as of May 20, 2022, among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	10.1 to PNMR’s Current Report on Form 8-K filed May 24, 2022	1-32462 PNMR

10.3	First Amendment to Amended and Restated Term Loan Agreement, dated July 25, 2023, among PNMR the lender party thereto and Wells Fargo Bank, National Association, as administrative agent	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023	1-32462 PNMR

10.4	Tenth Amendment to and Restatement of Credit Agreement, dated as of May 20, 2022, among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	10.2 to PNMR’s Current Report on Form 8-K filed May 24, 2022	1-32462 PNMR

10.5	Eleventh Amendment to Credit Agreement, dated as of January 26, 2023, among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	10.4 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2022	1-32462 PNMR

10.6
Amended and Restated Credit Agreement, dated as of May 20, 2022, among PNM, the lenders party thereto, U.S. Bank National Association, as administrative agent, and BOKF, N.A. d/b/a Bank of Albuquerque, as syndication agent
		10.4 to PNM’s Current Report on Form 8-K filed May 24, 2022	1-6986 PNM

10.7	Sixth Amendment to Credit Agreement, dated as of January 26, 2023, among PNM, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2022	1-6986 PNM

10.8	Term Loan Agreement, dated as of August 5, 2022, among PNM, the lender parties thereto and Royal Bank of Canada, as administrative agent	10.1 to PNM’s Current Report on Form 8-K filed August 5, 2022	1-6986 PNM

10.9	Note Purchase Agreement dated July 28, 2017 between PNM and the purchasers named therein (PNM 2018 SUNs, Series A-H)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017	1-6986 PNM

10.10	Note Purchase Agreement dated April 30, 2020 between PNM and the purchasers named therein (PNM 2020 SUNs, Series A-B)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020	1-6986 PNM

10.11	Note Purchase Agreement, dated July 14, 2021, between PNM and the purchasers named therein (PNM 2021 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed July 14, 2021	1-6986 PNM

10.12	Note Purchase Agreement, dated September 23, 2021, between PNM and the purchasers named therein (PNM September 2021 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed September 23, 2021	1-6986 PNM

10.13	Note Purchase Agreement, dated April 28, 2023, between PNM and the purchasers named therein (PNM 2023 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed April 28, 2023	1-6986 PNM

10.14	Purchase and Sale Agreement dated November 1, 2020, between Navajo Transitional Energy Company and PNM	10.18 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-6986 PNM

10.15	Fourth Amended and Restated Credit Agreement, dated as of March 11, 2022, among TNMP, the lenders party thereto and KeyBank National Association, as administrative agent	10.1 to TNMP’s Current Report on For 8-K filed March 11, 2022	2-97230 TNMP

10.16
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

10.24
Bond Purchase Agreement dated April 27, 2022 between TNMP and the purchasers named therein ($65,000,000 of 4.13% First Mortgage Bonds due 2052, Series 2022A, $95,000,000 of 3.81% First Mortgage Bonds due 2032, Series 2022C)
		10.9 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	2-97230 TNMP

10.25
Bond Purchase Agreement, dated April 28, 2023 between TNMP and the purchasers named therein ($130,000,000 of 5.01% First Mortgage Bonds due 2033, Series 2023A, $55,000,000 of 5.47% First Mortgage Bonds due 2053, Series 2023B)
		10.2 to TNMP’s Current Report on Form 8-K filed April 28, 2023	2-97230 TNMP

10.26**	PNMR 2014 Performance Equity Plan dated May 15, 2014	4.3 to PNMR’s Form S-8 Registration Statement filed May 15, 2014	333-195974 PNMR

10.27**	First Amendment to PNMR 2014 Performance Equity Plan	99.1 to PNMR’s Current Report on Form 8-K filed December 15, 2015	1-32462 PNMR

10.28**	Second Amendment to PNMR 2014 Performance Equity Plan effective January 1, 2017	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.29**	PNMR 2023 Performance Equity Plan dated May 16, 2023	4.3 to PNMR’s Form S-8 Registration Statement filed May 16, 2023	333-195974 PNMR

10.30**	PNMR 2022 Officer Annual Incentive Plan dated April 19, 2022	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.31**	First Amendment dated July 7, 2022 to PNMR 2022 Officer Annual Incentive Plan	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 PNMR

10.32**	PNMR 2023 Officer Annual Incentive Plan dated April 19, 2023	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	1-32462 PNMR

10.33**	PNMR 2018 Long-Term Incentive Plan dated March 28, 2018	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.34**	First Amendment dated March 29, 2021 to PNMR 2018 Long-Term Incentive Plan	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.35**	PNMR 2019 Long-Term Incentive Plan dated March 28, 2019	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	1-32462 PNMR

10.36**	First Amendment to PNMR 2019 Long-Term Incentive Plan executed December 28, 2020	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.37**	Second Amendment dated March 29, 2021 to PNMR 2019 Long-Term Incentive Plan	10.4 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.38**	PNMR 2020 Long-Term Incentive Plan dated March 30, 2020	10.9 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-32462 PNMR

10.39**	First Amendment to PNMR 2020 Long-Term Incentive Plan executed December 28, 2020	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.40**	Second Amendment dated March 29, 2021 to PNMR 2020 Long-Term Incentive Plan	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.41**	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Charles Eldred, effective December 4, 2020	10.3 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.42**	Second Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Charles Eldred, effective March 1, 2022	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.43**	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patricia Collawn, effective December 4, 2020	10.4 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.44**	Second Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patricia Collawn, effective March 1, 2022	10.6 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.45**	Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patrick Apodaca, effective December 4, 2020	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.46**	Second Letter Amendment to PNMR 2020 Long-Term Incentive Plan for Patrick Apodaca, effective March 1, 2022	10.7 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.47**	Third Amendment dated July 7, 2022 to PNMR 2020 Long-Term Incentive Plan	10.4 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 PNMR

10.48**	PNMR 2021 Long-Term Incentive Plan dated March 29, 2021	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 PNMR

10.49**	First Amendment dated April 19, 2022 to PNMR 2021 Long-Term Incentive Plan	10.4 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.50**	Second Amendment dated July 7, 2022 to PNMR 2021 Long-Term Incentive Plan	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 PNMR

10.51**	PNMR 2022 Long-Term Incentive Plan dated April 19, 2022	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.52**	First Amendment dated July 7, 2022 to PNMR 2022 Long-Term Incentive Plan	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 PNMR

10.53**	PNMR 2023 Long-Term Incentive Plan dated April 19, 2023	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	1-32462 PNMR

10.54**	PNMR Director Deferred Stock Rights Program effective December 1, 2017	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.55**	Acknowledgement Form for officer restricted stock rights and awards granted under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.4.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.56**	2021 Director Compensation Summary	10.1 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.57**	2022 Director Compensation Summary	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 PNMR

10.58**	Acknowledgement Form with attached Terms and Conditions for restricted stock rights granted to directors on and after 2018 under the PNMR 2014 Performance Equity Plan dated May 15, 2014	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.59**	Acknowledgement Form with attached Terms and Conditions for restricted stock rights granted to directors on and after 2023 under the PNMR 2023 Performance Equity Plan dated May 16, 2023	Filed herewith	1-32462 PNMR

10.60**	PNMR Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to PNMR’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.61**	First Amendment to PNMR Executive Spending Account Plan effective January 1, 2011	10.7 to PNMR’s Current Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.62**	Second Amendment to PNMR Executive Spending Account executed December 13, 2017	10.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 PNMR

10.63**	Third Amendment to PNMR Executive Spending Account effective February 22, 2018	10.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 PNMR

10.64**	PNMR Executive Savings Plan II (amended and restated effective January 1, 2015)	10.1.2 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 PNMR

10.65**	First Amendment to PNMR Executive Savings Plan II executed April 15, 2016	10.7 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	1-32462 PNMR

10.66**	Second Amendment to PNMR Executive Savings Plan II executed December 28, 2020	10.7 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 PNMR

10.67**	Summary of PNMR Officer Paid Time Off Program	10.6 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 PNMR

10.68**	PNMR Non-Union Severance Pay Plan effective December 1, 2021	10.53 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2021	1-32462 PNMR

10.69**	PNMR Officer Retention Plan executed October 20, 2020, as amended and restated effective as of October 20, 2020	10.3 to PNMR’s Current Report on Form 8-K filed October 21, 2020	1-32462 PNMR

10.70**	Employee Retention Agreement, executed November 11, 2020 for Elisabeth A. Eden	10.65 to PNMR’s Annual Report on Form 10-K filed February 28, 2023	1-32462 PNMR

10.71**	First Amendment to Employee Retention Agreements, executed January 20, 2022 for Elisabeth A. Eden	10.66 to PNMR’s Annual Report on Form 10-K filed February 28, 2023	1-32462 PNMR

10.72**	PNMR Officer Life Insurance Plan dated April 28, 2004	10.24.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.73**	First Amendment to PNMR Officer Life Insurance Plan dated December 16, 2004	10.27 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2004.	333-32170 PNMR

10.74**	Second Amendment to PNMR Officer Life Insurance Plan executed April 5, 2007	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.75**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.76**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.77**	Fifth Amendment to the PNMR Officer Life Insurance Plan executed December 16, 2011	10.5 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.78**	PNMR Officer Financial Counseling Program offered by AYCO, a Goldman Sachs Company, effective January 9, 2020	10.61 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2021	1-32462 PNMR

10.79**	PNMR Officers Long Term Disability Coverage Description for Prudential Policy effective January 1, 2012	10.8 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2016	333-32170 PNMR

10.80**	Form of Amended and Restated Indemnity Agreement for PNMR officers and directors approved July 23, 2019	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	1-32462 PNMR

10.81**	Employee Retention Agreement, executed December 4, 2023 for Joseph D. Tarry	Filed herewith	1-32462 PNMR

10.82**	Employee Retention Agreement, executed December 5, 2023 for Patricia K. Collawn	Filed herewith	1-32462 PNMR

10.83**	Employee Retention Agreement, executed December 5, 2023 for Patrick V. Apodaca	Filed herewith	1-32462 PNMR

10.84	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.85
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.86	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.87	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.88	Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973	5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.89	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.90	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.91	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for year ended December 31, 1993	1-6986 PNM

10.92	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1994	1-6986 PNM

10.93	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.94	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.95	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the year ended December 31, 1990	1-6986 PNM

10.96	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2000	1-6986 PNM

10.97	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 13, 2011	10.1 to PNM’s Current Report on Form 8-K filed March 1, 2011	1-6986 PNM

10.98	Amendment No. 16, effective as of April 28, 2014, to the Arizona Nuclear Power Project Participation Agreement	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-6986 PNM

10.99	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between PNM and Mellon Bank, N.A.	10.68 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.100	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between PNM and Mellon Bank, N.A.	10.68.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1997	1-6986 PNM

10.101	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between PNM and Mellon Bank, N.A.	10.68.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 2003	1-6986 PNM

10.102	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.103	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNMR and TNMP for approval of the TNP acquisition	10.134 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

Subsidiaries
21	Certain subsidiaries of PNMR	Filed herewith	1-32462 PNMR

Auditor Consents

23.1	Consent of KPMG LLP for PNM Resources, Inc.	Filed herewith	1-32462 PNMR

23.2	Consent of KPMG LLP for Public Service Company of New Mexico	Filed herewith	1-6986 PNM

Officer Certifications

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-32462 PNMR

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-32462 PNMR

31.3	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-6986 PNM

31.4	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-6986 PNM

31.5	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	2-97230 TNMP

31.6	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	2-97230 TNMP

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-32462 PNMR

32.2	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-6986 PNM

32.3	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	2-97230 TNMP

Additional Exhibits
97	PNMR Compensation Recoupment Policy (Clawback Policy)	Filed herewith	1-32462 PNMR

99.1
Agreement for the Sale and Purchase of Wastewater Effluent, dated November 13, 2000, among the City of Tolleson, Arizona Public Service Company and Salt River Project Agricultural Improvement and Power District
		99.19 to PNM’s Annual Report on Form 10-K for year ended December 31, 2013	1-6986 PNM

99.2
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

PNM RESOURCES, INC.
(Registrant)

Date:	February 29, 2024	By	/s/ P. K. Collawn
P. K. Collawn
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	February 29, 2024
P. K. Collawn
Chairman and Chief Executive Officer

/s/ E. A. Eden	Principal Financial Officer	February 29, 2024
E. A. Eden
Senior Vice President, Chief Financial Officer, and
Treasurer

/s/ G. R. Bischoff	Principal Accounting Officer	February 29, 2024
G. R. Bischoff
Vice President and Corporate Controller

/s/ V.A. Bailey	Director	February 29, 2024
V.A. Bailey

/s/ N.P. Becker	Director	February 29, 2024
N. P. Becker

/s/ E. R. Conley	Director	February 29, 2024
E. R. Conley

/s/ A. J. Fohrer	Director	February 29, 2024
A. J. Fohrer

/s/ S. M. Gutierrez	Director	February 29, 2024
S. M. Gutierrez

/s/ J.A. Hughes	Director	February 29, 2024
J.A. Hughes

/s/ M. T. Mullarkey	Director	February 29, 2024
M. T. Mullarkey

/s/ D. K. Schwanz	Director	February 29, 2024
D. K. Schwanz

E - 1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	February 29, 2024	By	/s/ J. D. Tarry
J. D. Tarry
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. D. Tarry	Principal Executive Officer and Director	February 29, 2024
J. D. Tarry
President and Chief Executive Officer

/s/ E. A. Eden	Principal Financial Officer and Director	February 29, 2024
E. A. Eden
Senior Vice President, Chief Financial Officer, and
Treasurer

/s/ G. R. Bischoff	Principal Accounting Officer	February 29, 2024
G. R. Bischoff
Vice President and Corporate Controller

/s/ P. K. Collawn	Chairman of the Board	February 29, 2024
P. K. Collawn

/s/ M. P. Mertz	Director	February 29, 2024
M. P. Mertz
E - 2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date:	February 29, 2024	By	/s/ J. D. Tarry
J. D. Tarry
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. D. Tarry	Principal Executive Officer and Director	February 29, 2024
J. D. Tarry
Chief Executive Officer

/s/ E. A. Eden	Principal Financial Officer and Director	February 29, 2024
E. A. Eden
Senior Vice President, Chief Financial Officer, and
Treasurer

/s/ G. R. Bischoff	Principal Accounting Officer	February 29, 2024
G. R. Bischoff
Vice President and Corporate Controller

/s/ P. K. Collawn	Chairman of the Board	February 29, 2024
P. K. Collawn

/s/ M. P. Mertz	Director	February 29, 2024
M. P. Mertz

/s/ J. N. Walker	Director	February 29, 2024
J. N. Walker
E - 3