Form 10-Q
period 2024-03-31
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2024-05-03
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of April 26, 2024, 90,200,384 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of April 26, 2024, was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of April 26, 2024, was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2023 Forward Sale Agreements	PNMR’s forward sale agreements under the PNMR 2022 ATM Program
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
2025 Rate Change	PNM’s request for a general increased in electric rates expected to be filed with the NMPRC on or before June 14, 2024 using a FTY beginning July 1, 2025
2026 Resource Application	PNM’s October 25, 2023 application with the NMPRC seeking approval of resources to be available for the 2026 summer peak
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
CAA	Clean Air Act
CAISO	California Independent System Operator
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CCS	Carbon Capture and Storage/Sequestration
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CSA	Coal Supply Agreement
CWIP	Construction Work in Progress
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
Energy Transition Charge(s)	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
ETBC I	PNM Energy Transition Bond Company I, LLC, formed on August 25, 2023
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year

GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
Grid Modernization Application	PNM’s October 3, 2022 application for approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
Iberdrola	Iberdrola, S.A., a corporation organized under the laws of the Kingdom of Spain, and 81.5% owner of Avangrid
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
La Luz	La Luz Generating Station
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement
The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub, as amended by the amendments to the Merger Agreement dated January 3, 2022, April 12, 2023, and June 19, 2023. Subsequently terminated December 31, 2023.

Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility
PNM 2023 Note Purchase Agreement	PNM’s agreement for sale of PNM’s 2023 SUNs

PNM 2023 SUNs	PNM’s $200.0 million Senior Unsecured Notes issued on April 28, 2023
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2021 Delayed-Draw Term Loan	PNMR’s $1.0 billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
PNMR 2022 ATM Program	PNMR’s distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through the sales agents
PNMR 2023 Term Loan	PNMR’s $500.0 million term loan that matures on June 30, 2026
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSPS Plan	PNM’s Public Safety Power Shutoff Plan filed with the NMPRC on May 1, 2024
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RD	Recommended Decision
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application	PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of Securitized Bonds under the ETA
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application filed on May 30, 2018
TNMP 2023 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2023 Bond Purchase Agreement
TNMP 2023 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $185.0 million of TNMP’s 2023 Bonds
TNMP 2024 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2024 Bond Purchase Agreement
TNMP 2024 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $285.0 million of TNMP’s 2024 Bonds
TNMP Revolving Credit Facility	TNMP’s $75.0 million Secured Revolving Credit Facility ($100.0 million as of May 13, 2022)
TOD	Time of Day
U.S.	The Unites States of America

US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
Western Spirit Line	An approximately 150-mile 345-kV transmission line that PNM purchased in December 2021
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WMP	PNM’s Wildfire Mitigation Plan filed with the NMPRC on May 1, 2024
WRA	Western Resource Advocates
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share amounts)

Electric Operating Revenues	$436,877	$544,077
Operating Expenses:
Cost of energy	132,304	241,686
Administrative and general	55,427	55,110
Energy production costs	22,212	22,358
Regulatory disallowances	4,459	—
Depreciation and amortization	93,187	78,074
Transmission and distribution costs	22,764	22,196
Taxes other than income taxes	25,934	25,562
Total operating expenses	356,287	444,986
Operating income	80,590	99,091
Other Income and Deductions:
Interest income	4,580	4,843
Gains on investment securities	17,998	6,442
Other income	4,911	3,093
Other (deductions)	(16,522)	(2,493)
Net other income and deductions	10,967	11,885
Interest Charges	53,762	40,923
Earnings before Income Taxes	37,795	70,053
Income Taxes (Benefits)	(12,571)	9,780
Net Earnings	50,366	60,273
(Earnings) Attributable to Valencia Non-controlling Interest	(3,044)	(5,127)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings Attributable to PNMR	$47,190	$55,014
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.52	$0.64
Diluted	$0.52	$0.64
Dividends Declared per Common Share	$0.3875	$0.3675

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net Earnings	$50,366	$60,273
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) benefit of $(125) and $(1,059)	366	3,111
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $2,771 and $178	(8,139)	(524)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(309) and $(303)	907	891
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $(17) and $43	50	(125)
Reclassification adjustment for gains (losses) included in net earnings, net of income tax (expense) benefit of $(697) and $565	2,048	(1,659)
Total Other Comprehensive Income (Loss)	(4,768)	1,694
Comprehensive Income	45,598	61,967
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,044)	(5,127)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income Attributable to PNMR	$42,422	$56,708

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$50,366	$60,273
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	103,004	87,128
Deferred income tax expense	6,935	9,576
(Gain) on sale of NMRD	(4,449)	—
(Gains) losses on investment securities	(17,998)	(6,442)
Stock based compensation expense	4,608	3,490
Regulatory disallowances	4,459	—
Allowance for equity funds used during construction	(3,292)	(1,964)
Other, net	1,031	810
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	29,296	64,919
Materials, supplies, and fuel stock	(6,457)	2,443
Other current assets	24,662	(1,305)
Other assets	(7,341)	(2,074)
Accounts payable	(31,482)	(56,306)
Accrued interest and taxes	(9,823)	(4,514)
Other current liabilities	(39,860)	(16,844)
Other liabilities	(10,843)	(7,689)
Net cash flows from operating activities	92,816	131,501

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(289,100)	(264,368)
Proceeds from sale of plant assets (Note 13)	2,840	28,372
Proceeds from sales of investment securities	302,510	91,830
Purchases of investment securities	(304,971)	(95,773)
Proceeds from sale of NMRD	116,936	—
Investments in NMRD	(12,550)	(11,500)
Other, net	(23)	6
Net cash flows used in investing activities	(184,358)	(251,433)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$658,800	$635,200
Revolving credit facilities repayments	(676,200)	(457,800)
Long-term borrowings	117,000	—
Awards of common stock	(5,440)	(8,394)
Dividends paid	(35,085)	(31,677)
Valencia’s transactions with its owner	(4,003)	(5,510)
Transmission interconnection and security deposit arrangements	57,875	3,894
Refunds paid under transmission interconnection and security deposit arrangements	(12,003)	(15,167)
Debt issuance costs and other, net	(1,435)	(560)
Net cash flows from financing activities	99,509	119,986

Change in Cash, Cash Equivalents, and Restricted Cash	7,967	54
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,943	4,078
Cash, Cash Equivalents, and Restricted Cash at End of Period	$11,910	$4,132

Restricted Cash Included in Other Current Assets and Other Deferred Assets on Consolidated Balance Sheets:
At beginning of period	$1,728	$—
At end of period	$8,922	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$48,912	$39,794
Income taxes paid (refunded), net	$(488)	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$40,223	$37,148

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,988	$2,215
Accounts receivable, net of allowance for credit losses of $3,203 and $3,388	105,002	126,291
Unbilled revenues	55,142	64,072
Other receivables	39,808	76,509
Materials, supplies, and fuel stock	104,491	98,034
Regulatory assets	61,453	73,046
Prepaid assets	16,792	19,759
Income taxes receivable	6,168	6,697
Other current assets	15,999	8,920
Total current assets	407,843	475,543
Other Property and Investments:
Investment securities	448,164	444,408
Equity investment in NMRD	—	119,570
Other investments	193	171
Non-utility property, net	28,023	29,367
Total other property and investments	476,380	593,516
Utility Plant:
Plant in service, held for future use, and to be abandoned	9,807,524	9,701,180
Less accumulated depreciation and amortization	2,812,846	2,755,823
	6,994,678	6,945,357
Construction work in progress	693,502	589,834
Nuclear fuel, net of accumulated amortization of $39,681 and $35,840	72,190	74,671
Net utility plant	7,760,370	7,609,862
Deferred Charges and Other Assets:
Regulatory assets	930,752	914,381
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	179,480	182,201
Other deferred charges	224,531	198,805
Total deferred charges and other assets	1,613,060	1,573,684
	$10,257,653	$10,252,605

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$244,500	$261,900
Current installments of long-term debt (includes $5,935 and $2,529 related to ETBC I)	283,776	280,169
Accounts payable	133,470	205,175
Customer deposits	6,256	6,237
Accrued interest and taxes	88,302	98,655
Regulatory liabilities	108,429	140,005
Operating lease liabilities	11,811	12,267
Dividends declared	35,085	35,085
Transmission interconnection arrangement liabilities	124,248	96,870
Other current liabilities	71,251	94,397
Total current liabilities	1,107,128	1,230,760
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $335,137 and $338,521 related to ETBC I)	4,355,049	4,241,642
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	835,835	845,280
Regulatory liabilities	777,752	771,317
Asset retirement obligations	246,908	245,531
Accrued pension liability and postretirement benefit cost	18,700	21,429
Operating lease liabilities	165,842	167,000
Other deferred credits	334,180	319,066
Total deferred credits and other liabilities	2,379,217	2,369,623
Total liabilities	7,841,394	7,842,025
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 90,200,384 shares)	1,623,991	1,624,823
Accumulated other comprehensive income (loss), net of income taxes	(67,608)	(62,840)
Retained earnings	799,348	787,110
Total PNMR common stockholders’ equity	2,355,731	2,349,093
Non-controlling interest in Valencia	48,999	49,958
Total equity	2,404,730	2,399,051
	$10,257,653	$10,252,605

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2023	$1,624,823	$(62,840)	$787,110	$2,349,093	$49,958	$2,399,051
Net earnings before subsidiary preferred stock dividends	—	—	47,322	47,322	3,044	50,366
Total other comprehensive income (loss)	—	(4,768)	—	(4,768)	—	(4,768)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(34,952)	(34,952)	—	(34,952)
Awards of common stock	(5,440)	—	—	(5,440)	—	(5,440)
Stock based compensation expense	4,608	—	—	4,608	—	4,608
Valencia’s transactions with its owner	—	—	—	—	(4,003)	(4,003)
Balance at March 31, 2024	$1,623,991	$(67,608)	$799,348	$2,355,731	$48,999	$2,404,730

Balance at December 31, 2022	$1,429,102	$(66,048)	$828,878	$2,191,932	$52,994	$2,244,926
Net earnings before subsidiary preferred stock dividends	—	—	55,146	55,146	5,127	60,273
Total other comprehensive income	—	1,694	—	1,694	—	1,694
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(31,545)	(31,545)	—	(31,545)
Awards of common stock	(8,394)	—	—	(8,394)	—	(8,394)
Stock based compensation expense	3,490	—	—	3,490	—	3,490
Valencia’s transactions with its owner	—	—	—	—	(5,510)	(5,510)
Balance at March 31, 2023	$1,424,198	$(64,354)	$852,347	$2,212,191	$52,611	$2,264,802

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)

Electric Operating Revenues	$308,115	$430,165
Operating Expenses:
Cost of energy	97,412	209,853
Administrative and general	51,736	48,973
Energy production costs	22,212	22,358
Regulatory disallowances	4,459	—
Depreciation and amortization	53,287	43,686
Transmission and distribution costs	14,350	13,887
Taxes other than income taxes	13,709	13,504
Total operating expenses	257,165	352,261
Operating income	50,950	77,904
Other Income and Deductions:
Interest income	4,527	4,849
Gains on investment securities	17,998	6,442
Other income	3,418	2,451
Other (deductions)	(870)	(1,860)
Net other income and deductions	25,073	11,882
Interest Charges	25,116	18,122
Earnings before Income Taxes	50,907	71,664
Income Taxes	5,811	11,829
Net Earnings	45,096	59,835
(Earnings) Attributable to Valencia Non-controlling Interest	(3,044)	(5,127)
Net Earnings Attributable to PNM	42,052	54,708
Preferred Stock Dividend Requirements	(132)	(132)
Net Earnings Available for PNM Common Stock	$41,920	$54,576

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net Earnings	$45,096	$59,835
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) benefit of $(125) and $(1,059)	366	3,111
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $2,771, and $178	(8,139)	(524)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(309) and $(303)	907	891
Total Other Comprehensive Income (Loss)	(6,866)	3,478
Comprehensive Income	38,230	63,313
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,044)	(5,127)
Comprehensive Income Attributable to PNM	$35,186	$58,186

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$45,096	$59,835
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	60,356	51,438
Deferred income tax expense	6,030	11,829
(Gains) losses on investment securities	(17,998)	(6,442)
Regulatory disallowances	4,459	—
Allowance for equity funds used during construction	(3,015)	(1,862)
Other, net	927	866
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	22,352	54,042
Materials, supplies, and fuel stock	(3,612)	2,916
Other current assets	3,864	(7,306)
Other assets	293	(897)
Accounts payable	(29,330)	(50,299)
Accrued interest and taxes	19,787	11,770
Other current liabilities	(27,435)	(12,083)
Other liabilities	(7,407)	(6,006)
Net cash flows from operating activities	74,367	107,801

Cash Flows From Investing Activities:
Utility plant additions	(154,975)	(143,348)
Proceeds from sale of plant assets (Note 13)	2,840	28,372
Proceeds from sales of investment securities	302,510	91,830
Purchases of investment securities	(304,971)	(95,773)
Other, net	(23)	6
Net cash flows used in investing activities	(154,619)	(118,913)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$292,500	$275,700
Revolving credit facilities repayments	(243,800)	(250,700)
Short-term borrowings (repayments) – affiliate, net	2,300	—
Dividends paid	(132)	(132)
Valencia’s transactions with its owner	(4,003)	(5,510)
Transmission interconnection and security deposit arrangements	51,125	3,894
Refunds paid under transmission interconnection and security deposit arrangements	(9,103)	(11,667)
Debt issuance costs and other, net	(474)	(377)
Net cash flows from financing activities	88,413	11,208

Change in Cash, Cash Equivalents, and Restricted Cash	8,161	96
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,586	2,985
Cash, Cash Equivalents, and Restricted Cash at End of Period	$10,747	$3,081

Restricted Cash Included in Other Current Assets and Other Deferred Assets on Consolidated Balance Sheets:
At beginning of period	$1,728	$—
At end of period	$8,922	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$9,121	$12,778
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$14,770	$17,849

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,825	$858
Accounts receivable, net of allowance for credit losses of $3,203 and $3,388	75,437	94,879
Unbilled revenues	43,092	46,925
Other receivables	33,849	51,975
Affiliate receivables	9,237	9,253
Materials, supplies, and fuel stock	85,184	81,572
Regulatory assets	61,453	72,996
Prepaid assets	8,957	9,941
Income taxes receivable	7,900	7,682
Other current assets	8,492	1,756
Total current assets	335,426	377,837
Other Property and Investments:
Investment securities	448,164	444,408
Other investments	91	69
Non-utility property, net	12,382	13,538
Total other property and investments	460,637	458,015
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,210,692	6,151,510
Less accumulated depreciation and amortization	2,009,722	1,976,657
	4,200,970	4,174,853
Construction work in progress	537,488	490,178
Nuclear fuel, net of accumulated amortization of $39,681 and $35,840	72,190	74,671
Net utility plant	4,810,648	4,739,702
Deferred Charges and Other Assets:
Regulatory assets	855,120	838,727
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	177,865	180,370
Other deferred charges	187,247	166,782
Total deferred charges and other assets	1,271,864	1,237,511
	$6,878,575	$6,813,065

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$186,200	$137,500
Short-term debt - affiliate	2,300	—
Current installments of long-term debt (includes $5,935 and $2,529 related to ETBC I)	203,802	200,222
Accounts payable	97,603	141,704
Affiliate payables	11,157	16,388
Customer deposits	6,256	6,237
Accrued interest and taxes	61,342	41,337
Regulatory liabilities	105,690	134,846
Operating lease liabilities	10,925	11,371
Dividends declared	132	132
Transmission interconnection arrangement liabilities	124,248	96,870
Other current liabilities	45,672	52,587
Total current liabilities	855,327	839,194
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $335,137 and $338,521 related to ETBC I)	2,058,523	2,061,558
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	692,069	684,037
Regulatory liabilities	562,842	565,021
Asset retirement obligations	245,991	244,633
Accrued pension liability and postretirement benefit cost	17,367	19,949
Operating lease liabilities	165,199	166,191
Other deferred credits	234,858	220,178
Total deferred credits and liabilities	1,918,326	1,900,009
Total liabilities	4,832,176	4,800,761
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,547,918	1,547,918
Accumulated other comprehensive income (loss), net of income taxes	(73,371)	(66,505)
Retained earnings	511,324	469,404
Total PNM common stockholder’s equity	1,985,871	1,950,817
Non-controlling interest in Valencia	48,999	49,958
Total equity	2,034,870	2,000,775
	$6,878,575	$6,813,065

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2023	$1,547,918	$(66,505)	$469,404	$1,950,817	$49,958	$2,000,775
Net earnings	—	—	42,052	42,052	3,044	45,096
Total other comprehensive income (loss)	—	(6,866)	—	(6,866)	—	(6,866)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,003)	(4,003)
Balance at March 31, 2024	$1,547,918	$(73,371)	$511,324	$1,985,871	$48,999	$2,034,870

Balance at December 31, 2022	$1,547,918	$(74,335)	$433,747	$1,907,330	$52,994	$1,960,324
Net earnings	—	—	54,708	54,708	5,127	59,835
Total other comprehensive income	—	3,478	—	3,478	—	3,478
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(5,510)	(5,510)
Balance at March 31, 2023	$1,547,918	$(70,857)	$488,323	$1,965,384	$52,611	$2,017,995

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)

Electric Operating Revenues	$128,762	$113,912
Operating Expenses:
Cost of energy	34,892	31,833
Administrative and general	13,669	14,014
Depreciation and amortization	30,382	27,440
Transmission and distribution costs	8,414	8,309
Taxes other than income taxes	10,667	10,529
Total operating expenses	98,024	92,125
Operating income	30,738	21,787
Other Income and Deductions:
Interest income	169	114
Other income	1,173	511
Other (deductions)	(297)	(375)
Net other income and deductions	1,045	250
Interest Charges	13,336	10,425
Earnings before Income Taxes	18,447	11,612
Income Taxes	3,864	1,579
Net Earnings	$14,583	$10,033

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$14,583	$10,033
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	30,525	27,642
Deferred income tax expense (benefit)	3,428	(15)
Allowance for equity funds used during construction and other, net	(276)	(102)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	6,944	10,876
Materials and supplies	(2,845)	(473)
Other current assets	20,581	6,765
Other assets	(450)	(804)
Accounts payable	170	(3,235)
Accrued interest and taxes	(19,053)	(15,562)
Other current liabilities	(7,085)	1,267
Other liabilities	(5,028)	(1,238)
Net cash flows from operating activities	41,494	35,154
Cash Flows From Investing Activities:
Utility plant additions	(124,646)	(108,993)
Net cash flows used in investing activities	(124,646)	(108,993)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	127,100	125,100
Revolving credit facilities repayments	(163,900)	(61,800)
Short-term borrowings (repayments) – affiliate, net	—	14,200
Long-term borrowings	117,000	—
Transmission interconnection and security deposit arrangements	6,750	—
Refunds paid under transmission interconnection and security deposit arrangements	(2,900)	(3,500)
Debt issuance costs and other, net	(898)	(161)
Net cash flows from financing activities	83,152	73,839

Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$13,532	$14,736
Income taxes paid (refunded), net	$(488)	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$20,472	$10,986

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable	29,565	31,412
Unbilled revenues	12,050	17,147
Other receivables	7,749	26,983
Materials and supplies	19,307	16,462
Regulatory assets	—	50
Prepaid and other current assets	1,517	2,705
Total current assets	70,188	94,759
Other Property and Investments:
Other investments	102	102
Non-utility property, net	14,470	14,746
Total other property and investments	14,572	14,848
Utility Plant:
Plant in service and plant held for future use	3,252,448	3,210,870
Less accumulated depreciation and amortization	596,669	582,140
	2,655,779	2,628,730
Construction work in progress	149,793	91,274
Net utility plant	2,805,572	2,720,004
Deferred Charges and Other Assets:
Regulatory assets	75,632	75,654
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	1,615	1,814
Other deferred charges	10,692	11,287
Total deferred charges and other assets	314,604	315,420
	$3,204,936	$3,145,031

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$18,300	$55,100
Current installments of long-term debt	79,974	79,947
Accounts payable	31,318	51,620
Affiliate payables	4,166	6,932
Accrued interest and taxes	38,505	57,558
Regulatory liabilities	2,739	5,159
Operating lease liabilities	887	895
Other current liabilities	9,158	12,084
Total current liabilities	185,047	269,295
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,297,281	1,180,933
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	182,628	178,748
Regulatory liabilities	214,910	206,296
Asset retirement obligations	917	898
Accrued pension liability and postretirement benefit cost	1,333	1,480
Operating lease liabilities	643	809
Other deferred credits	69,933	68,911
Total deferred credits and other liabilities	470,364	457,142
Total liabilities	1,952,692	1,907,370
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	846,066	846,066
Retained earnings	406,114	391,531
Total common stockholder’s equity	1,252,244	1,237,661
	$3,204,936	$3,145,031

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
Balance at December 31, 2023	$64	$846,066	$391,531	$1,237,661
Net earnings	—	—	14,583	14,583
Balance at March 31, 2024	$64	$846,066	$406,114	$1,252,244

Balance at December 31, 2022	$64	$805,166	$296,594	$1,101,824
Net earnings	—	—	10,033	10,033
Balance at March 31, 2023	$64	$805,166	$306,627	$1,111,857

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2024 and December 31, 2023, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2024 and 2023. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2023 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2024 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual audited Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2023 Annual Reports on Form 10-K.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNM also consolidates Valencia and ETBC I. See Note 6. PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants. The agreements for the jointly-owned plants provide that if an owner were to default on its payment obligations, the non-defaulting owners would be responsible for their proportionate share of the obligations of the defaulting owner. In exchange, the non-defaulting owners would be entitled to their proportionate share of the generating capacity of the defaulting owner. There have been no such payment defaults under any of the agreements for the jointly-owned plants.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. The Board declared dividends on common stock of $0.3875 per share in February 2024 and $0.3675 per share in February 2023, which are reflected as Dividends Declared per Common Share on the PNMR Condensed Consolidated Statement of Earnings.

PNMR did not make any cash equity contributions to PNM or TNMP in the three months ended March 31, 2024 and 2023. On April 30, 2024 PNMR made a $55.0 million cash equity contribution to PNM. PNM and TNMP did not declare or pay any cash dividends on their common stock to PNMR in the three months ended March 31, 2024 and 2023.

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

PNM

PNM includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM also includes the generation and sale of electricity into the wholesale market, which includes the asset optimization of PNM’s jurisdictional capacity, as well as providing transmission services to third parties. FERC has jurisdiction over wholesale power and transmission rates. In 2023, ETBC I, a special purpose entity that is wholly-owned by PNM, was formed for the limited purpose of purchasing, owning, and administering energy transition property, issuing Securitized Bonds, and performing related activities. See Note 6.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Corporate and Other

The Corporate and Other segment includes PNMR holding company activities, primarily related to corporate level debt and PNMR Services Company. The activities of PNMR Development and the equity method investment in NMRD are also included in Corporate and Other, until the close of the sale on February 27, 2024 (Note 16). Eliminations of intercompany transactions are reflected in the Corporate and Other segment.

The following tables present summarized financial information for PNMR by segment. PNM and TNMP each operate in only one segment. Therefore, tabular segment information is not presented for PNM and TNMP.

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended March 31, 2024
Electric operating revenues	$308,115	$128,762	$—	$436,877
Cost of energy	97,412	34,892	—	132,304
Utility margin	210,703	93,870	—	304,573
Other operating expenses	106,466	32,750	(8,420)	130,796
Depreciation and amortization	53,287	30,382	9,518	93,187
Operating income (loss)	50,950	30,738	(1,098)	80,590
Interest income (expense)	4,527	169	(116)	4,580
Other income (deductions)	20,546	876	(15,035)	6,387
Interest charges	(25,116)	(13,336)	(15,310)	(53,762)
Segment earnings (loss) before income taxes	50,907	18,447	(31,559)	37,795
Income taxes (benefit)	5,811	3,864	(22,246)	(12,571)
Segment earnings (loss)	45,096	14,583	(9,313)	50,366
Valencia non-controlling interest	(3,044)	—	—	(3,044)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$41,920	$14,583	$(9,313)	$47,190

At March 31, 2024:
Total Assets	$6,878,575	$3,204,936	$174,142	$10,257,653
Goodwill	$51,632	$226,665	$—	$278,297

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

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended March 31, 2024
Gross margin	$120,854	$55,074	$—	$175,928
Energy production costs	22,212	—	—	22,212
Transmission and distribution costs	14,350	8,414	—	22,764
Depreciation and amortization	53,287	30,382	—	83,669	[1]
Utility margin	$210,703	$93,870	$—	$304,573

Three Months Ended March 31, 2023
Gross margin	$140,381	$46,330	$—	$186,711
Energy production costs	22,358	—	—	22,358
Transmission and distribution costs	13,887	8,309	—	22,196
Depreciation and amortization	43,686	27,440	—	71,126	[1]
Utility margin	$220,312	$82,079	$—	$302,391
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	PNMR Consolidated
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2023	$10,652	$(77,157)	$(66,505)	$3,665	$(62,840)
Amounts reclassified from AOCI (pre-tax)	(10,910)	1,216	(9,694)	2,745	(6,949)
Income tax impact of amounts reclassified	2,771	(309)	2,462	(697)	1,765
Other OCI changes (pre-tax)	491	—	491	67	558
Income tax impact of other OCI changes	(125)	—	(125)	(17)	(142)
Net after-tax change	(7,773)	907	(6,866)	2,098	(4,768)
Balance at March 31, 2024	$2,879	$(76,250)	$(73,371)	$5,763	$(67,608)

Balance at December 31, 2022	$7,422	$(81,757)	$(74,335)	$8,287	$(66,048)
Amounts reclassified from AOCI (pre-tax)	(702)	1,194	492	(2,224)	(1,732)
Income tax impact of amounts reclassified	178	(303)	(125)	565	440
Other OCI changes (pre-tax)	4,170	—	4,170	(168)	4,002
Income tax impact of other OCI changes	(1,059)	—	(1,059)	43	(1,016)
Net after-tax change	2,587	891	3,478	(1,784)	1,694
Balance at March 31, 2023	$10,009	$(80,866)	$(70,857)	$6,503	$(64,354)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4)    Earnings Per Share

Dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Diluted earnings per share was computed using the treasury stock method for both restricted stock and the 2023 Forward Sale Agreements. Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$47,190	$55,014
Average Number of Common Shares:
Outstanding during period	90,200	85,835
Vested awards of restricted stock	283	266
Average Shares – Basic	90,483	86,101
Dilutive Effect of Common Stock Equivalents:
Restricted stock	31	37
2023 Forward Sale Agreements	—	3
Average Shares – Diluted	90,514	86,141

Net Earnings Per Share of Common Stock:
Basic	$0.52	$0.64
Diluted	$0.52	$0.64

(5)   Electric Operating Revenues

PNMR is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. Additional information concerning electric operating revenue is contained in Note 4 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the three months ended March 31, 2024 and 2023, there were no estimated credit losses related to these transactions.

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $75.4 million at March 31, 2024 and $93.6 million at December 31, 2023 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a Transmission Service Agreement (“TSA”) with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset is $24.6 million at March 31, 2024 and $22.1 million at December 31, 2023. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheets.

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

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below.

	PNM	TNMP	PNMR Consolidated
Three Months Ended March 31, 2024	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$120,385	$41,495	$161,880
Commercial	99,338	35,544	134,882
Industrial	24,769	9,856	34,625
Public authority	4,398	1,717	6,115
Economy energy service	7,563	—	7,563
Transmission	36,149	35,809	71,958
Wholesale energy sales (1)	11,690	—	11,690
Miscellaneous	1,422	954	2,376
Total revenues from contracts with customers	305,714	125,375	431,089
Alternative revenue programs	1,906	3,387	5,293
Other electric operating revenues	495	—	495
Total Electric Operating Revenues	$308,115	$128,762	$436,877

Three Months Ended March 31, 2023
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
(1) Includes sales for resale activity resulting from PNM’s participation in the EIM.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6)     Variable Interest Entities

How an enterprise evaluates and accounts for its involvement with variable interest entities, focuses primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a VIE. This evaluation requires continual reassessment of the primary beneficiary of a VIE. Additional information concerning PNM’s VIEs is contained in Note 10 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three months ended March 31, 2024 and 2023, PNM paid $5.1 million and $5.0 million for fixed charges and $0.1 million and $1.6 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating revenues	$5,189	$6,604
Operating expenses	2,145	1,477
Earnings attributable to non-controlling interest	$3,044	$5,127

	Financial Position
	March 31,	December 31,
	2024	2023
	(In thousands)
Current assets	$3,265	$3,422
Net property, plant, and equipment	46,543	47,253
Total assets	49,808	50,675
Current liabilities	809	717
Owners’ equity – non-controlling interest	$48,999	$49,958

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
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC had the ability to direct its mining operations and reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to ensure that coal was supplied in adequate quantities and of sufficient quality to provide the fuel necessary to operate SJGS in a normal manner and monitoring of reclamation activities, the mining operations and reclamation services were solely under the control of WSJ LLC, including developing mining and reclamation plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM had any ability to direct or influence the mining operation or reclamation activities.  PNM’s involvement through the SJGS CSA and the reclamation services agreement is a protective right rather than a participating right and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  If WSJ LLC had been able to mine or performs reclamation services more efficiently than anticipated, its economic performance would improve.  Conversely, if WSJ LLC had not been able to mine or does not perform reclamation services as efficiently as anticipated, its economic performance would be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support continue to be PNMR’s maximum exposure to loss from the VIE at March 31, 2024.

ETBC I

ETBC I is a wholly-owned, special purpose, subsidiary of PNM that was formed in August 2023 for the limited purpose of purchasing, owning, and administering energy transition property, issuing Securitized Bonds, and performing related activities authorized by the NMPRC. On November 15, 2023, ETBC I issued Securitized Bonds and used the proceeds to purchase energy transition property from PNM. The energy transition property purchased includes the right to impose, bill, collect, and adjust a non-bypassable energy transition charge from all PNM retail customers until the Securitized Bonds are paid in full and all allowed financing costs have been recovered. The Securitized Bonds are secured by the energy transition property and cash collections from the energy transition charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to PNM.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the impact of ETBC I on PNM’s Financial Statements:

Results of Operations
Three Months Ended March 31, 2024
(In thousands)
Operating Revenues	$5,946
Depreciation and amortization	821
Interest charges	5,025
Other	100
Net Earnings	$—

	Financial Position
	March 31, 2024	December 31, 2023
	(In thousands)
Regulatory Assets - Current	$559	$2,724
Restricted Cash (included in Other Current Assets)	7,175	—
Restricted Cash (included in Other Deferred Charges)	1,747	1,728
Securitized Cost (included in Deferred Regulatory Assets)	339,808	340,629
Current Installments of Long-Term Debt	5,935	2,529
Accrued Interest	7,505	2,502
Long-Term Debt	335,137	338,521

(7)    Fair Value of Derivative and Other Financial Instruments

Additional information concerning energy related derivative contracts and other financial instruments is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

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

PNM has entered into agreements for the purchase and sale of power from third parties. On April 23, 2024, PNM entered into agreements to purchase a total of 150 MW from July 1, 2024 through July 30, 2024 and 100 MW from August 1, 2024 through August 30, 2024. The agreements will be accounted for as derivative agreements and will be considered economic hedges under the NMPRC approved hedging plan covered by its FPPAC during the second quarter of 2024.

Agreements for the purchase of 85 MW from June through September 2023 as well as agreements for the sale of 50 MW from September 1, 2024 through September 30, 2024 and 50 MW from October 1, 2024 though December 31, 2024 were

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
not considered derivatives because there was either no notional amount due to their unit-contingent nature or qualified for a normal purchase, normal sale scope exception.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the three months ended March 31, 2024 and the year ended December 31, 2023, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations on the Condensed Consolidated Statements of Earnings and are classified between Electric operating revenues and Cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as Regulatory assets and Regulatory liabilities on the Condensed Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities or financing activities on the Condensed Consolidated Statement of Cash Flows consistent with the classification of the hedged transaction. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	March 31, 2024	December 31, 2023
	(In thousands)
Other current assets	$835	$826
Other current liabilities	—	—
Net	$835	$826

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

As discussed above, PNM has NMPRC-approved guidelines for hedging arrangements to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.8 million of current assets and zero of current liabilities related to these arrangements at March 31, 2024 and $0.8 million of current assets and zero of current liabilities at December 31, 2023 with changes in fair value recorded as regulatory assets and regulatory liabilities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2024 and December 31, 2023, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, amounts posted as cash collateral under margin arrangements were $0.3 million at March 31, 2024 and $0.2 million at December 31, 2023. These amounts are included in other current assets on the Condensed Consolidated Balance Sheets. At March 31, 2024 and December 31, 2023, obligations to return cash collateral were $0.2 million, which is included in other current liabilities on the Condensed Consolidated Balance Sheets.

The changes in the fair value of commodity derivative instruments that are considered economic hedges had no impact on PNM’s net earnings during the three months ended March 31, 2024 and 2023. Commodity derivatives had no impact on OCI for any of the periods presented. Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
March 31, 2024	—	(15,360)
December 31, 2023	—	(15,360)

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

PNM has contingent requirements to provide collateral under certain commodity contracts having an objectively determinable collateral provision, that are in net liability positions, and that are not fully collateralized with cash. Contractual liability represents those commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty. Cash collateral posted under these contracts does not reflect letters of credit under the Company’s revolving credit facilities that may have been issued as collateral. Net exposure is the net contractual liability for all contracts, including those designated as normal purchase and normal sale, offset by existing collateral and by any offsets available under master netting agreements, including both assets and liability positions. At March 31, 2024 and December 31, 2023, PNM had zero contractual liability, zero posted cash collateral, and no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At March 31, 2024 and December 31, 2023, the fair value of investment securities included $371.0 million and $361.0 million for the NDT, $11.7 million and $12.3 million for the SJGS decommissioning trust, and $65.5 million and $71.1 million for the coal mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At March 31, 2024 and December 31, 2023, PNM had no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT, SJGS decommissioning, and coal mine reclamation trusts are presented in the following table:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$9,871	$(844)
Net gains (losses) from equity securities still held	(1,205)	7,477
Total net gains on equity securities	8,666	6,633
Available-for-sale debt securities:
Net gains (losses) on debt securities	9,332	(191)
Net gains on investment securities	$17,998	$6,442

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $13.4 million and $2.0 million for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Proceeds from sales	$302,510	$91,211
Gross realized gains	13,679	3,428
Gross realized (losses)	(7,912)	(6,471)

At March 31, 2024, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$34,176
After 1 year through 5 years	11,915
After 5 years through 10 years	8,634
After 10 years through 15 years	9,998
After 15 years through 20 years	5,626
After 20 years	3,953
$74,302

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For investment securities, Level 2 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. Management of the Company independently verifies the information provided by pricing services. Uncategorized investments include common/collective investment trusts, which are measured at NAV at the end of each reporting period. Audited financial statements are received for each fund and reviewed by the Company annually. Fair value for these collective investment trusts is measured using a practical expedient provided under GAAP that allows the NAV per share to be used as fair value for investments in certain entities that do not have readily determinable fair values and are considered to be investment companies. Investments valued using this practical expedient are not required to be presented within the GAAP fair value hierarchy.

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
March 31, 2024
Cash and cash equivalents	$122,332	$122,332	$—
Equity securities:
Corporate stocks, common	81,045	81,045	—
Corporate stocks, preferred	—	—	—
Mutual funds and other	131,306	131,306	—
Uncategorized Collective Investment Trusts	39,179
Available-for-sale debt securities:
U.S. government	27,041	27,041	—	$1,874
International government	—	—		—
Municipals	35,260	—	35,260	1,227
Corporate and other	12,001		12,001	795
	$448,164	$361,724	$47,261	$3,896

December 31, 2023
Cash and cash equivalents	$93,873	$93,873	$—
Equity securities:
Corporate stocks, common	77,422	77,422	—
Corporate stocks, preferred	4,323	504	3,819
Mutual funds and other	57,966	57,966	—
Available-for-sale debt securities:
U.S. government	35,113	34,522	591	$2,055
International government	8,735	—	8,735	104
Municipals	53,436	—	53,436	2,872
Corporate and other	113,540	—	113,540	9,285
	$444,408	$264,287	$180,121	$14,316

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
March 31, 2024	(In thousands)
PNMR	$4,638,825	$4,335,572
PNM	2,262,325	2,086,662
TNMP	1,377,255	1,248,910

December 31, 2023
PNMR	$4,521,811	$4,260,509
PNM	2,261,780	2,107,588
TNMP	1,260,880	1,152,922

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

(8)    Stock-Based Compensation

PNMR has various stock-based compensation programs, which provide restricted stock awards, that are performance based and time based, under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees are eligible to participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. Performance stock awards awarded under the PEP are awarded for a three-year, overlapping performance period. Performance stock awards with performance periods ending before 2024 or after 2025 are subject to achieving both performance and market targets. Performance stock awards with performance periods ending from 2024 through 2025 do not include market targets. Other awards of restricted stock are only subject to time-based vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At March 31, 2024, PNMR had unrecognized expense related to stock awards of $8.4 million, which is expected to be recognized over an average of 2.2 years.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Three Months Ended March 31,
Restricted Shares and Performance Based Shares	2024	2023
Expected quarterly dividends per share	$0.3875	$0.3675
Risk-free interest rate	4.27%	4.46%

Market-Based Shares
Dividend yield	4.21%	N/A
Expected volatility	13.09%	N/A
Risk-free interest rate	4.31%	N/A

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the three months ended March 31, 2024:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2023	212,080	$40.33
Granted	188,019	32.43
Released	(145,020)	37.18
Forfeited	—	—
Outstanding at March 31, 2024	255,079	$36.30

Included, as granted and released, in the table above are 80,492 previously awarded shares that were earned for the 2021 - 2023 performance measurement period and ratified by the Board in February 2024 (based upon achieving targets at above “target”, below “maximum” levels). Excluded from the table above are 138,978, 133,960, and 186,951 shares for the three-year performance periods ending in 2024, 2025 and 2026 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

On December 4, 2023, the Company entered into a retention agreements with its Chairman and Chief Executive Officer and its Senior Vice President and General Counsel under which they would be awarded a total of 26,766 and 8,922 respectively of restricted stock rights if they remained employed through the award’s vesting date which is the earliest of 24 months from the grant date, the closing of the Merger, or six months following the termination of the Merger. As of December 31, 2023, upon the notice from Avangrid regarding the termination of the Merger Agreement, these awards will vest on June 30, 2024.

On December 4, 2023, the Company entered into a retention agreement with its President and Chief Operating Officer under which he would receive a retention bonus of $1.0 million to be paid in increments beginning in December 2023 and continuing each December until 2025. On April 8, 2024, pursuant to the retention agreement, the Board elected to convert the unvested portion of the retention bonus into restricted stock rights equal to $0.8 million of the fair value of one share of Company stock as of the first trading day after expiration of the current black-out period.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Three Months Ended March 31,
Restricted Stock	2024	2023
Weighted-average grant date fair value	$32.43	$44.78
Total fair value of restricted shares that vested (in thousands)	$5,395	$8,394

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9)   Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities, term loans, and other debt agreements contains a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR agreements, this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements, this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities, term loans, and other debt agreements generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

On May 16, 2023, PNM filed a shelf registration statement that provides for the issuance of up to $650.0 million of SUNs that expires in May 2026.

On March 2, 2022, PNMR filed a shelf registration that provides for the issuance of various types of debt and equity securities. The PNMR shelf registration statement expires in March 2025.

Financing Activities

On March 28, 2024, TNMP entered into an agreement (the “TNMP 2024 Bond Purchase Agreement”) with institutional investors for the sale of $285.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the “TNMP 2024 Bonds”) offered in private placement transactions. TNMP issued the first two series on March 28, 2024, consisting of $32.0 million at a 5.26% interest rate, due March 28, 2029, and $85.0 million at a 5.55% interest rate, due March 28, 2036. The third and fourth series of $40.0 million and $128.0 million will be issued on or before July 1, 2024, at a 5.65% and 5.79% interest rate, respectively. The issuance of the third and fourth series is subject to the satisfaction of customary conditions, including continuing compliance with the representations, warranties and covenants of the TNMP 2024 Bond Purchase Agreement. The proceeds were and will be used to repay existing debt, including the $80.0 million of FMBs that are due in July 2024 and borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP 2024 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indentures governing the TNMP 2024 Bonds. The terms of the supplemental indentures governing the TNMP 2024 Bonds include the customary covenants discussed above. In the event of certain changes of control of PNMR or TNMP, TNMP will be required to offer to prepay the TNMP 2024 Bonds at par. TNMP has the right to redeem any or all of the TNMP 2024 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

On April 28, 2023, PNM entered into an agreement (the “PNM 2023 Note Purchase Agreement”) with institutional investors for the sale and issuance of $200.0 million aggregate principal amount of two series of SUNs (the “PNM 2023 SUNs”) offered in private placement transactions. The PNM 2023 SUNs were issued on April 28, 2023. PNM issued $150.0 million of the PNM 2023 SUNs at 5.51%, due April 28, 2035, and another $50.0 million at 5.92%, due April 28, 2053. Proceeds from the PNM 2023 SUNs were used to repay borrowings under the PNM Revolving Credit Facility and the PNM New Mexico Credit Facility, for funding of capital expenditures, and for general corporate purposes. The PNM 2023 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control of PNM, PNM will be required to offer to prepay the PNM 2023 SUNs at par. PNM has the right to redeem any or all of the PNM 2023 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On April 28, 2023, TNMP entered into an agreement (the “TNMP 2023 Bond Purchase Agreement”) with institutional investors for the sale of $185.0 million aggregate principal amount of two series of TNMP first mortgage bonds (the “TNMP 2023 Bonds”) offered in private placement transactions. TNMP issued the first series of $130.0 million on April 28, 2023, at a 5.01% interest rate, due April 28, 2033. The second series of $55.0 million was issued on July 28, 2023, at a 5.47% interest rate, due July 28, 2053. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP 2023 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indentures governing the TNMP 2023 Bonds. The terms of the supplemental indentures governing the TNMP 2023 Bonds include the customary covenants discussed above. In the event of certain changes of control of PNMR or TNMP, TNMP will be required to offer to prepay the TNMP 2023 Bonds at

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
par. TNMP has the right to redeem any or all of the TNMP 2023 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

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

Throughout 2023, PNMR entered into forward sale agreements listed below, for the sale of shares of PNMR common stock. On December 15, 2023, PNMR physically settled the forward purchases under the PNMR 2022 ATM Program and used the proceeds to repay borrowings under the PNMR Revolving Credit Facility and for other corporate purposes. Gross cash proceeds shown below were reduced by $1.0 million in issuance costs resulting in net cash proceeds of $198.2 million.

Forward completion	Initial forward price	Shares	Settlement price	Settlement amount
				(in thousands)
March 15, 2023	$48.49	504,452	$49.00	$24,720
March 20, 2023	48.30	528,082	48.78	25,758
May 30, 2023	47.56	244,639	47.99	11,741
June 30, 2023	44.87	804,477	45.07	36,257
September 26, 2023	44.03	2,283,860	44.11	100,734
		4,365,510		$199,210

At March 31, 2024, variable interest rates were 6.38% on the PNMR 2021 Delayed-Draw Term Loan that matures in May 2025 and 6.78% on the PNMR 2023 Term Loan that matures in June 2026.

Hedging Arrangements

PNMR has entered into hedging agreements that establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in PNMR’s credit rating. As of March 31, 2024, PNMR’s hedging agreements are as follows:

		Variable Rate	Established
Effective Date	Maturity Date	Debt Hedged	Fixed Rate
		(In millions)	(Percent)
January 1, 2024	December 31, 2024	$100.0	3.32%
January 1, 2024	December 31, 2024	100.0	3.32
January 1, 2024	December 31, 2024	100.0	3.38
January 1, 2024	December 31, 2024	150.0	3.62
January 1, 2024	December 31, 2024	150.0	3.57
January 1, 2025	December 31, 2025	100.0	4.18
January 1, 2025	December 31, 2025	100.0	4.18
January 1, 2025	December 31, 2025	100.0	3.99

These hedge agreements are accounted for as cash flow hedges. The fair value of these hedges was a gain of $7.8 million and a loss of less than $0.1 million at March 31, 2024. The fair value gain of $7.6 million is included in Other current assets, $0.2 million is included in Other deferred charges, and less than $0.1 million for the loss is included in Other deferred credits on the Condensed Consolidated Balance Sheets. The fair value was determined using Level 2 inputs under GAAP, including using forward SOFR curves under the mid-market convention to discount cash flows over the remaining term of the agreements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term Debt and Liquidity

As of March 31, 2024, the PNMR Revolving Credit Facility had a financing capacity of $300.0 million and the PNM Revolving Credit Facility had a financing capacity of $400.0 million. On April 1, 2024, PNMR and PNM amended their respective revolving credit facilities, extending their maturity March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to through March 30, 2031, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 20, 2026. As of March 31, 2024, the TNMP Revolving Credit Facility had a capacity of $100.0 million and was secured by $100.0 million aggregate principal amount of TNMP first mortgage bonds. On April 1, 2024, TNMP entered into a new $200.0 million Revolving Credit Facility that replaced the $100.0 million Revolving Credit Facility. The new $200.0 million Revolving Credit Facility is secured by $200.0 million aggregate principal amount of TNMP first mortgage bonds and has a maturity of March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 30, 2031, subject to approval by a majority of the lenders. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR.

Short-term debt outstanding consists of:

	March 31, 2024		December 31, 2023
	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
	(In thousands)		(In thousands)
PNM:
PNM Revolving Credit Facility	$146,200	6.67%	$107,500	6.69%
PNM New Mexico Credit Facility	40,000	6.68	30,000	6.71
	186,200		137,500

TNMP Revolving Credit Facility	18,300	6.29	55,100	6.32

PNMR Revolving Credit Facility	40,000	6.92	69,300	6.96
	$244,500		$261,900

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at March 31, 2024 that reduce the available capacity under their respective revolving credit facilities. PNMR also had $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of March 31, 2024, PNM and TNMP had $2.3 million and zero in intercompany borrowings from PNMR. As of December 31, 2023, neither PNM nor TNMP had any intercompany borrowings from PNMR. PNMR Development had $2.3 million and $0.1 million in short-term borrowings outstanding from PNMR at December 31, 2023 and March 31, 2024. PNMR had no intercompany borrowings from PNMR Development at December 31, 2023 or March 31, 2024.

PNM has $198.0 million of PCRBs that must be remarketed by June 1, 2024 as well as $2.5 million and $3.4 million in scheduled payments due for the ETBC I Securitized Bonds in August 2024 and February 2025. TNMP has $80.0 million of FMBs that are due in July 2024, which will be repaid with the $128.0 million proceeds from the TNMP 2024 Bonds that will be issued on or before July 1, 2024. The Company’s debt arrangements have various maturities and expiration dates. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information concerning pension and OPEB plans is contained in Note 11 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K. Annual net periodic benefit cost for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year. Differences between TNMP’s annual net periodic costs (income) and amounts included in its regulated rates are deferred to regulatory assets or liabilities, for recovery or refund in future rate proceedings.

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2024	2023	2024	2023	2024	2023
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	5,427	5,913	597	676	124	135
Expected return on plan assets	(7,757)	(7,299)	(1,391)	(1,243)	—	—
Amortization of net loss	2,661	2,646	—	—	50	38
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$331	$1,260	$(794)	$(567)	$174	$173

PNM did not make any contributions to its pension plan trust in the three months ended March 31, 2024 and 2023 and does not anticipate making any contributions to the pension plan in 2024 through 2028 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.5%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the three months ended March 31, 2024 and 2023, however, a portion of the disbursements attributable to the OPEB trust is paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were less than $0.1 million for the three months ended March 31, 2024 and $0.8 million for the three months ended March 31, 2023. These payments are expected to total $0.2 million in 2024 and $10.1 million for 2025-2028. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.3 million in the three months ended March 31, 2024 and $0.1 million in the three months ended March 31, 2023 and are expected to total $1.2 million during 2024 and $4.4 million for 2025-2028.

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2024	2023	2024	2023	2024	2023
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$5	$5	$—	$—
Interest cost	553	601	96	106	4	3
Expected return on plan assets	(687)	(674)	(129)	(120)	—	—
Amortization of net (gain) loss	139	110	(161)	(190)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$5	$37	$(189)	$(199)	$4	$3

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP did not make any contributions to its pension plan trust in the three months ended March 31, 2024 and 2023 and does not anticipate making any contributions to the pension plan in 2024 through 2027 based on current law, funding requirements, and estimates of portfolio performance. In 2028, TNMP does anticipate making a contribution of $0.2 million based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.5%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three months ended March 31, 2024 and 2023 and does not expect to make contributions to the OPEB trust during the period 2024-2028. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three months ended March 31, 2024 and 2023 and are expected to total $0.1 million during 2024 and $0.2 million in 2025-2028.

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

Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance of these requirements. In November 1997, the DC Circuit issued a decision preventing the DOE from excusing its own delay but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The lawsuits filed by APS alleged that damages were incurred due to DOE’s continuing failure to remove spent nuclear fuel and high-level waste from PVNGS. APS and the DOE entered into a settlement agreement, subsequently extended, that established a process for the payment of claims for costs incurred through December 31, 2025. Under the settlement agreement, APS must submit claims annually for payment of allowable costs. PNM records estimated claims on a quarterly basis. The benefit from the claims is passed through to customers under the FPPAC.

PNM estimates that it will incur approximately $55.6 million (in 2023 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS for the remaining term of the operating licenses. PNM accrues these

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
costs as a component of fuel expense as the nuclear fuel is consumed. At March 31, 2024 and December 31, 2023, PNM had a liability for interim storage costs of $11.7 million and $11.0 million, which is included in other deferred credits.

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

The ETA has had and will have a significant impact on PNM’s future generation portfolio, including PNM’s retirement of SJGS in 2022. PNM cannot predict the full impact of the ETA with respect to Four Corners or the outcome of its future generating resource abandonment and replacement resource filings with the NMPRC. See additional discussion in Note 12 of PNM’s Four Corners Abandonment Application.

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

On May 23, 2023, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule. The proposed regulations cover: (1) New natural gas-based EGUs under section 111(b); (2) Existing large and frequently operated natural gas-based EGUs under section 111(d); and (3) Existing coal-based EGUs under section 111(d). Standards of performance for existing coal EGUs will be based on two technologies depending on retirement date: CCS or co-firing gas in lieu of coal. For gas-based EGUs, the standards will be based on CCS or the use of green hydrogen in lieu of natural gas. States will be required to develop SIPs to EPA that provide for the establishment, implementation and enforcement of these standards as they apply to existing sources. States may take into account remaining useful life and other factors when establishing the standards. EPA is proposing that existing coal units must start complying with their gas co-firing or CCS based standards of performance on January 1, 2030, unless they commit to retirement before 2032 (or retirement by 2035 if they also commit to a 20% annual operating limit). Existing combustion turbine units must start complying with their hydrogen or CCS based standards of performance on January 1, 2032, or January 1, 2035, depending on their subcategory, which is based on the control technology selected. The package also includes a proposed repeal of the ACE Rule and revisions to the standard for modified and reconstructed units, along with a notice of public rulemaking seeking data and information about setting standards for existing smaller natural gas-based generators. Comments on the rule were due to EPA by August 8, 2023. PNM filed company-specific comments and continues to review the proposed rule and its potential impacts on the company’s fossil generation resources. On April 25, 2024, EPA signed a final rule promulgating emission guidelines under Section 111 of the CAA requiring states to develop standards of performance for greenhouse gas emissions from new gas-fired combustion turbines and existing fossil-fuel-fired electric steam generating units. The standards for existing coal- or gas-fired steam generating units must be based on the use of CCS, natural gas co-firing, or early retirement, and the standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). We are currently determining what impact, if any, the final rule will have on our business, results of operation, and financial condition.

In late February 2024, EPA indicated that the CAA 111 rule will not contain provisions for existing natural gas units and will issue a new proposal for existing gas in the future after conducting additional stakeholder outreach. On March 26, 2024, EPA announced it was opening a non-regulatory docket and issued framing questions to gather input about ways to design a stronger, more durable approach to GHG regulation of existing gas combustion turbines. The docket will be open for public comment from March 26, 2024 to May 28, 2024 and the agency will hold a May 17 policy forum to bring stakeholders together to share ideas with EPA and others. The agency has indicated that it plans to promulgate a final rule by Summer 2024.

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

In 2019, EPA issued findings that several states, including New Mexico, had failed to submit interstate transport SIPs for the 2015 8-hour ozone NAAQS, triggering an obligation for EPA to issue a federal implementation plan within two years. In response, NMED submitted a Good Neighbor SIP on July 27, 2021 that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard. Nevertheless, when EPA failed to approve the SIP or issue a FIP within two years of the finding of failure to submit, multiple parties filed a deadline suit

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
against EPA, resulting in a consent decree requiring EPA to issue a FIP or approve a SIP for New Mexico by a deadline of no later than June 1, 2024, which was later extended to August 30, 2024. On March 15, 2023, EPA Administrator Regan signed a final action imposing a FIP on multiple states but did not include a FIP for New Mexico because EPA had not proposed a FIP for the state because the most up to date modeling available at proposal confirmed the state did not contribute to downwind ozone nonattainment or maintenance areas. However, the updated modeling EPA used in the final rule indicated that New Mexico may be significantly contributing to one or more non-attainment or maintenance areas. In light of that modeling result, on February 16, 2024, the EPA published a proposed rule partially disapproving the SIPs for New Mexico and four other states (Arizona, Iowa, Kansas, Tennessee) and expanding the Good Neighbor Federal Implementation Plan (FIP) to apply to these states. In denying the NMED-submitted SIP, the EPA concluded that the SIP was incomplete and did not contain the necessary provisions to prohibit emission from sources within the state from interfering with maintenance of the 2015 ozone NAAQS in downwind areas, specifically a maintenance-only receptor in the El Paso area. The FIP aspect of the proposed rule would require fossil fuel-fired power plants in these five states to participate in an allowance-based ozone season NOX emissions trading program beginning in 2025. Comments on the proposed rule are due May 16, 2024. PNM is reviewing the impact of this proposal and will be submitting company-specific comments by the due date. EPA is targeting summer of 2024 for a final rule.

Of importance in considering the possibility of a Good Neighbor plan FIP for New Mexico, are the many court challenges to EPA’s earlier rulemaking imposing a FIP on 23 states. On February 21, 2024, the US Supreme Court heard oral arguments on an Emergency Stay Application. Court issuances of state-by-state stays and remands may impact the viability of a multi-state trading program.

PM Standard – On January 30, 2020, EPA published, in the Federal Register, a notice announcing the availability of a final Policy Assessment for the Review of the NAAQS for Particulate Matter (the “PA”). The 2020 final PA was prepared as part of the review of the primary and secondary PM NAAQS. In the 2020 final PA, EPA recommended lowering the primary annual PM 2.5 standard to between 8 µg/m3 and 10 µg/m3. However, on April 30, 2020, EPA published a proposed rule to retain the current standards for PM due to uncertainties in the data relied upon in the 2020 final PA and EPA published a notice of that final action on December 18, 2020, making it immediately effective. On January 14, 2021, several states and New York City filed a petition for review in the DC Circuit, challenging EPA’s final rule retaining the current primary and secondary PM NAAQS and a similar lawsuit was filed by the Center for Biological Diversity in the DC Circuit. On June 10, 2021, EPA announced that it will reconsider the previous administration’s December 2020 decision to retain the current primary and secondary PM NAAQS and on October 8, 2021, EPA announced the release of a new draft PA stating that available scientific evidence and technical information indicate that the current standards may not be adequate to protect public health and welfare, as required by the CAA. On June 1, 2022, EPA issued a new final PA that likewise indicates current standards may not be adequate and that available scientific evidence could support lowering the standards.

On January 27, 2023, EPA published, in the Federal Register, a proposal to lower the annual fine PM standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine particulate matter standard, the daily coarse particulate matter standard, and the secondary PM standards. The final rule was published on March 6, 2024, lowering the primary annual PM 2.5 NAAQS to 9 ug/m3. The rule is effective May 6, 2024. States will have until March 2032 to attain compliance with the new standard. During the multi-year implementation process, the NMED will designate attainment/nonattainment areas by March 6, 2026, and submit a State Implementation Plan to EPA by September 6, 2027. This implementation process also applies to the Albuquerque-Bernalillo County Environmental Health Department who may combine efforts with NMED. Bernalillo County does not currently meet the 9 ug/m3 standard which may impact future air permitting activities at Rio Bravo and Reeves Generating Stations if the county is designated as nonattainment. Beginning May 6, 2024, the new standard will be used when conducting required modeling for permit applications and revisions. Although the lower standard is expected to result in new nonattainment areas throughout the country and could prompt additional PM control requirements, PNM cannot predict the impacts of the outcome of future rulemaking.

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

On April 24, 2024, EPA signed a final rule to revise ELGs under the Clean Water Act for the Steam Electric Power Generating Point Source Category. This final supplemental rule updates the technology-based ELGs applicable to flue gas desulfurization wastewater, bottom ash transport water, and legacy wastewater at existing sources, and combustion residual leachate at new and existing sources.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 24, 2024, EPA Administrator Regan signed a final rule that extends federal CCR regulatory requirements to (1) inactive CCR surface impoundments at inactive utilities and (2) CCR management units (“CCRMU”), including CCR impoundments and landfills that closed prior to the effective date of the 2015 CCR rule, inactive CCR landfills, and other areas where CCR is managed directly on the land. EPA included deferral options for smaller CCRMU containing between one and 1,000 tons of CCR, CCRMU located beneath critical infrastructure or large buildings or structures vital to the continuation of current site activities, and CCRMU that closed prior to the effective date of the new rule. EPA also codified the controversial definitions of infiltration and liquids that are being litigated in the DC Circuit.

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

Other Commitments and Contingencies
Coal Supply

Four Corners

APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under the Four Corners CSA that expires in 2031. The coal comes from reserves located within the Navajo Nation. The contract provides for pricing adjustments over its term based on economic indices and certain minimum payments that may be required if no deliveries of coal are taken. PNM’s share of the coal costs is being recovered through the FPPAC. See additional discussion of the Four Corners CSA in Note 17 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

Coal Mine Reclamation

As indicated under Coal Combustion Residuals Waste Disposal above, SJGS disposed of CCRs in the surface mine pits adjacent to the plant and Four Corners disposes of CCRs in ponds and dry storage areas.

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. PNM and Westmoreland have entered into an agreement under which mine reclamation services for SJGS would be provided. A mine reclamation costs study was completed in 2024 and PNM remeasured its liability, which resulted in an increase in overall reclamation costs of $20.9 million, due primarily to higher inflationary factors. As a result, PNM recorded an increase of $17.0 million in the liability at March 31, 2024 related to the underground mine in regulatory assets on the Condensed Consolidated Balance Sheets. In addition, PNM recorded an increase of $4.0 million in the liability and a decrease of $0.5 million in Deferred Regulatory assets at March 31, 2024 related to the surface mine as a regulatory disallowance of $4.5 million on the Condensed Consolidated Statements of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Earnings, due to the fact that the NMPRC has capped the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation. In connection with certain mining permits relating to the operation of the San Juan mine, Westmoreland was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of Westmoreland, PNMR entered into the WFB LOC Facility under which letters of credit aggregating $30.3 million have been issued.

A coal mine reclamation study for the mine that serves Four Corners was issued in 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA.

Based on the most recent estimates, PNM’s remaining payments as of March 31, 2024 for mine reclamation, in future dollars, are estimated to be $51.4 million for the surface mines at both SJGS and Four Corners and $59.7 million for the underground mine at SJGS. At March 31, 2024 and December 31, 2023, liabilities, in current dollars, of $44.5 million and $50.0 million for surface mine reclamation and $47.9 million and $26.2 million for underground mine reclamation were recorded in other deferred credits.

The SJGS owners are parties to a reclamation trust funds agreement to provide financial assurance for post-term coal mine reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and meet year-end funding targets set by funding curves that are approved by the SJGS ownership. PNM funded $2.7 million in 2023. The recently completed and approved mine reclamation cost study resulted in an update to the trust’s funding curves. Based on PNM’s reclamation trust fund balance at March 31, 2024, and current funding curves, PNM anticipates contributing $20.7 million in 2024, $3.9 million in 2025, and $4.0 million in 2026. Additional contributions may be necessary in future years in order to meet the year end funding targets.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $0.2 million in 2023 and $2.4 million in 2022. PNM anticipates providing additional funding of $3.1 million in 2024, $1.3 million in 2025, and $1.5 million in 2026.

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

SJGS Decommissioning

On November 9, 2021, the San Juan County Commission approved the Coal-Fired Electricity Generating Facility Demolition and Remediation Ordinance (“Ordinance 121”), requiring the full demolition of SJGS upon its complete and permanent closure. Ordinance 121 required the SJGS owners to submit a proposed demolition and remediation plan no later than three months after SJGS was retired. The SJGS owners submitted the decommissioning and remediation plan on December 28, 2022. In connection with restructuring of the SJGS ownership on December 31, 2017, PNM and the other SJGS owners entered into the San Juan Decommissioning and Trust Funds Agreement, which requires PNM to fund its ownership share of final decommissioning costs into an irrevocable trust. Under the agreement, PNM made an initial funding of $14.7 million in December 2022. The amount and timing of additional trust funding is subject to revised decommissioning cost studies and agreement among the SJGS owners. PNM has posted a surety bond in the amount of $46.0 million in connection with certain environmental decommissioning obligations and must maintain the bond or other financial assurance until those obligations are satisfied. The surety bond only represents a liability if the SJGS owners fail to deliver on its contractual liability. For information regarding the impact of Ordinance 121 on PNM’s SJGS decommissioning ARO see Note 15 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

PNM records its share of the SJGS decommissioning obligation as an ARO on its Condensed Consolidated Balance Sheets. Studies on the decommissioning costs of SJGS are performed periodically and revisions to the ARO liability are recorded. In the third quarter of 2022, a new decommissioning cost study was completed, which required PNM to remeasure its

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SJGS decommissioning ARO. The new study resulted in an estimated decrease to PNM’s share of the decommissioning obligation of $21.1 million, which was recorded in September 2022. Additional information concerning the Company’s SJGS decommissioning ARO is contained in Note 15 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

PVNGS Liability and Insurance Matters

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. The insurance limit is subject to an adjustment every five years based upon the aggregate percentage change in the CPI. The most recent adjustment took effect on October 5, 2023. As of that date, in accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $16.3 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $500 million, which is provided by American Nuclear Insurers. The remaining $15.8 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. After the expiration of the PVNGS Unit 1 and Unit 2 leases in January 2023 and January 2024, PNM’s maximum potential retrospective premium assessment per incident for all three units is $36.3 million, with a maximum annual payment limitation of $5.4 million, to be adjusted periodically for inflation.

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

(12)   Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

PNM

New Mexico General Rate Case

2024 Rate Change

On December 5, 2022, PNM filed an application with the NMPRC for a general increase in retail electric rates including recovery on total rate base of $2.7 billion based on a calendar year 2024 FTY, an increase of $63.8 million in retail non-fuel revenues, and an ROE 10.25%. The application also proposed ratemaking treatment of PVNGS Leased Interest and testimony supporting the prudence of PNM’s decisions to renew the five leases and repurchase 64.1 MW of PVNGS Unit 2 capacity.

On January 3, 2024, the NMPRC issued a final order authorizing PNM to implement an increase in non-fuel base rates of $15.3 million, effective for service beginning January 15, 2024. Major components of the difference compared to PNM’s application include:

•A ROE of 9.26%.
•A capital structure of 49.61% equity, 50.10% debt, and 0.29% preferred stock.
•Finding of imprudence regarding PNM’s decision to remain in Four Corners and a remedy for the imprudence resulting in a disallowance of $81.0 million to PNM’s total Four Corners net book value.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•The approval of new depreciation rates, reflecting shorter useful lives, of PNM’s gas plants with service lives and depreciable lives extending beyond January 1, 2045, which would include PNM’s La Luz and Luna generating stations.
•The approval of PNM’s TOD pilot program, with a requirement to make annual compliance filings and to adjust certain rate schedules.

For additional details related to the initial application, see Note 17 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

In the year ended December 31, 2023, PNM evaluated the outcome of the NMPRC final order in the 2024 Rate Change and recorded a regulatory disallowance of $55.5 million on the Consolidated Statement of Earnings and a corresponding reduction to Utility Plant, after accounting for previous impairments, to reflect the remedy adopted in the Final Order for Four Corners. In addition, PNM recorded a reduction to electric operating revenues of $38.4 million with a corresponding current regulatory liability of $19.2 million and a deferred regulatory liability of $19.2 million for the PVNGS rate refunds that will be returned to customers over a two-year period. PNM also recorded a regulatory disallowance of $8.2 million on the Consolidated Statement of Earnings and a corresponding reduction to Utility Plant for the disallowance of CWIP from PVNGS.

In March 2024, notice of appeals were separately filed with the NM Supreme Court by NEE and PNM, and a joint notice of appeal was filed by the NM Department of Justice, Bernalillo County, and ABCWUA. Statements of issues from appellants are due June 5, 2024.

2025 Rate Change

As previously indicated, PNM anticipates filing a general rate case during 2024 with rates requested to be implemented during 2025. On March 18, 2024, PNM filed a motion for variance with the NMPRC, requesting a 16-day variance which would allow for the filing of its next general rate case to be on or before June 14, 2024. The proposed rate case will include a FTY beginning on July 1, 2025 and a base period ending December 31, 2023. On April 18, 2024, the motion for variance was granted.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a capacity of 11 MW
•Solar distributed generation, aggregating 289.3 MW at March 31, 2024, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2024 renewable energy procurement plan, which became effective on January 1, 2024, PNM proposed to collect $59.0 million for the year. PNM recorded revenues from the rider of $15.3 million and $18.6 million in the three months ended March 31, 2024 and 2023.

Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
customers during May through December of the following year. PNM did not exceed such limitation in 2023.

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

On April 17, 2023, PNM filed an application for energy efficiency and load management programs to be offered in 2024, 2025, and 2026 (the “2024 Plan”). The 2024 Plan proposed to continue ten existing energy efficiency programs with modification and a total annual budget of $34.5 million in 2024, $35.4 million in 2025, and $36.5 million in 2026. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget and a sliding scale that provides additional incentive for additional energy saved as a percentage of program cost, up to the maximum allowed by the energy efficiency rule which for PNM is 8.82%. On January 26, 2024, the hearing examiners in the case issued a RD. The RD largely approved PNM’s 2024 Plan but with modifications that include the pursuit of demand response resources, additional analysis in future filings, adjustments to certain energy efficiency programs, and modification of the incentive sliding scale cap to reflect a new maximum. On March 7, 2024, the NMPRC approved the RD in its entirety.

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

On January 14, 2022, the hearing examiner issued a RD recommending the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. The RD also states that a utility may request approval of a rate adjustment mechanism to remove regulatory disincentives to energy efficiency and load management measures and programs through a stand-alone petition, as part of the utility’s triennial energy efficiency application or a general rate case and that PNM is not otherwise precluded from petitioning for a rate adjustment mechanism prior to its next general rate case. Finally, the RD stated that the EUEA does not permit the NMPRC to reduce a utility’s ROE based on approval of a disincentive removal mechanism founded on removing regulatory disincentives to energy efficiency and load management measures and programs. The RD does not specifically prohibit a downward adjustment to a utility’s capital structure, based on approval of a disincentive removal mechanism. On April 27, 2022, the NMPRC issued an order adopting the RD in its entirety. On May 24, 2022, PNM filed a notice of appeal with the NM Supreme Court. The NM Supreme Court held oral arguments on November 13, 2023. PNM cannot predict the outcome of this matter.

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

2023 IRP

On December 15, 2023, PNM filed its 2023 IRP with a continued focus on a carbon-free energy system by 2040. The plan highlights the need for the significant sustained addition of resources over the next two decades, replacing retiring or expiring capacity, meeting concurrent load growth, while reducing the carbon intensity of PNM’s portfolio. On April 4, 2024, the NMPRC accepted PNM’s 2023 IRP. On May 2, 2024, the NMPRC issued an order appointing an independent monitor who will report the results of PNM’s 2023 IRP.

Four Corners Abandonment Application

In 2020, PNM entered into the Four Corners Purchase and Sale Agreement with NTEC, pursuant to which PNM agreed to sell its 13% ownership interest (other than certain transmission assets) in Four Corners to NTEC, contingent upon NMPRC approval. In connection with the sale, PNM would make payments of $75.0 million to NTEC for relief from its obligations under the coal supply agreement for Four Corners after December 31, 2024. PNM made an initial payment to NTEC of $15.0 million in November 2020, subject to refund with interest upon termination of the Four Corners Purchase and Sale Agreement prior to closing. Under the terms of the Four Corners Purchase and Sale Agreement, upon receipt of the NMPRC approval, PNM was expected to make a final payment of $60.0 million.

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of Securitized Bonds as provided by the ETA. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application and on July 6, 2023, the NM Supreme Court affirmed the NMPRC decision concluding that the NMPRC reasonably and lawfully denied PNM’s application for abandonment. On April 23, 2024, PNM filed an interim notice informing the NMPRC that PNM’s updated analysis indicates it is in the interest of customers for PNM to remain as a participant in Four Corners until the expiration of the current coal supply agreement in 2031. PNM continues to work with the other Four Corners owners to update the necessary project agreements to reflect this continued participation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summer Peak Resource Adequacy

Beginning in 2021 PNM began providing notices of delays, as received from developers, and status updates to the NMPRC for the approved SJGS replacement resource projects as well as delays in replacement resources for the PVNGS leased capacity that expired in January 2023 and January 2024. While PNM continues to experience new system peaks, PNM’s generation resources performed sufficiently with no challenges to resource adequacy during the 2023 summer peak season. While some of the replacement resources have come online, other replacement resources have experienced additional developer delays and PNM has entered into additional firm energy market purchases necessary to meet customer load during the 2024 summer season. See Note 7.

2026 Resource Application

On October 25, 2023, PNM filed an application with the NMPRC seeking approval of resources to be available for the 2026 summer peak. The application includes approval of a 100 MW solar PPA and three battery storage agreements of 100 MW, 100 MW, and 50 MW. In addition, PNM is seeking approval of a CCN for a 60 MW battery storage system to be owned by PNM. The resources are necessary for PNM to safely and reliably meet its projected system load. A hearing was held on March 20 and 21, 2024. PNM is unable to predict the outcome of this matter.

Grid Modernization Application

On October 3, 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM’s application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Application. PNM also requested authorization to create related regulatory assets and liabilities, permitting PNM to record costs incurred for the development and implementation of PNM’s plan between the requested approval of the application on July 1, 2023, and the implementation of the Grid Modernization Rider by September 1, 2023; undepreciated investments associated with legacy meters being replaced with AMI meters; and over- or under-collection of costs through the Grid Modernization Rider. In addition, PNM requested approval of the proposed format of an Opt-Out Consent Form and methodology to determine PNM’s proposed cost-based opt-out fees, which includes a one-time fee and a monthly fee. Following a hearing and subsequent briefs, on May 31, 2023, the NMPRC issued an order requiring the hearing examiner to direct PNM to file a cost benefit analysis as a supplement to the application. On November 22, 2023, PNM filed the required cost benefit analysis supporting PNM’s proposed Grid Modernization plan. A hearing began on April 23, 2024. PNM is unable to predict the outcome of this matter.

The Community Solar Act

In 2021, the Community Solar Act established a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of subscribing to community solar facilities, and in exchange would receive a bill credit from their utility, while the utility received energy from the community solar facility. The NMPRC is charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar (applicable until November 2024) facilities and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives. On March 30, 2022, the NMPRC issued an order that adopted a rule on the administration of the Community Solar Act program. The rule required utilities to file proposed community solar tariffs with the NMPRC within 60 days from the publication of the rule. A number of motions for rehearing and requests for clarification were filed between April 7 and May 2, 2022. On May 18, 2022, the NMPRC issued an order partially granting motions for rehearing, reconsideration and clarification and staying implementation pending further rulemaking. On June 16, 2022, PNM requested clarification related to the existing interconnection queue, which would not delay implementation of the Community Solar Act program. On July 12, 2022, the NMPRC provided notice of publication of its final rule in the New Mexico Register, starting the 60-day clock for utilities to file their proposed community solar tariffs, forms, and other relevant agreements. On September 14, 2022, PNM filed Community Solar tariffs. On October 12, 2022, the NMPRC issued an order to suspend PNM’s and two other investor-owned utilities tariffs and required the utilities to file information NMPRC Staff has identified as necessary for a complete evaluation of the tariffs but did not appoint a hearing examiner or schedule a public hearing. Another investor-owned utility has filed an appeal with the NM Supreme Court seeking review of the NMPRC’s decisions, to which

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM has intervened. The NM Supreme Court held oral arguments on March 11, 2024 and issued an order upholding the Community Solar Rule and affirming without further delay the implementation of the Community Solar Act program.

On November 16, 2022, PNM filed its Community Solar tariff which establishes the Community Solar bill credit to be applied to an eligible retail customer of PNM who is a subscriber to a community solar facility. On December 23, 2022, PNM filed an updated Community Solar tariff under protest and filed a motion for clarification, suspension, and timely hearing on PNM’s Community Solar tariff. On January 18, 2023, the NMPRC suspended PNM’s Community Solar tariff. On March 1, 2023, the NMPRC issued an Order Opening a New Docket for Two-Phase Proceedings. The first phase addressed issues concerning the proposed subscriber organization agreements and the proposed customer data forms. The second phase will address all issues concerning proposed tariffs, agreements and forms that are not addressed in the first phase. On May 31, 2023, the utilities filed a Consolidated Reply Brief to the NMPRC and the Joint Intervenors-Appellee filed Answer Briefs in the NM Supreme Court proceeding. On September 21, 2023, the NMPRC issued an order approving an uncontested stipulation on the first phase and on October 30, 2023, PNM’s advice notice conforming to the stipulation became effective. A hearing for the second phase was held from January 17 through January 19, 2024. PNM cannot predict the outcome of the pending matters.
Transportation and Electrification Program (TEP)
On June 1, 2023, PNM filed its 2024-2026 TEP with the NMPRC, requesting approval of a $37.1 million total three-year budget and continuation of the current TEP Rider. Approximately 22% of the budget, $8.0 million, will be dedicated to low-income customers. A hearing was held on December 13, 2023. On February 2, 2024, the hearing examiners in the case issued a RD largely approving PNM’s 2024 Plan but with modifications to certain TEP programs. On February 23, 2024, the NMPRC approved the RD with additional modifications that reduced the three-year budget by $4.0 million, for a total revised budget of $32.9 million.

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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
May 12, 2023	$150.5	$19.4
September 6, 2023	21.4	4.2
March 15, 2024	97.4	13.1

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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 1, 2022	$95.7	$6.8
September 1, 2023	157.0	14.5

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On April 1, 2024, TNMP filed its 2024 DCRF that requested an increase in TNMP annual distribution revenue requirement of $15.9 million based on an increase in rate base of $207.4 million. The case is pending review by the PUCT.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP’s 2022 EECRF filing requested recovery of $7.3 million, including a performance bonus of $1.9 million, and became effective March 1, 2023. On May 26, 2023, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2024. On September 28, 2023, the PUCT approved a unanimous stipulation, authorizing recovery of $6.6 million, including a performance bonus of $1.2 million based on TNMP’s energy efficiency achievements in the 2022 plan year.

(13)     Lease Commitments

The Company leases office buildings, vehicles, battery storage facilities, and other equipment. In addition certain rights-of-way agreements are classified as leases. All of the Company’s leases with terms in excess of one year are recorded on the balance sheet by recording a present value lease liability and a corresponding right-of-use asset. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs, which are comprised primarily of fleet and office equipment leases commencing after January 1, 2019, are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Condensed Consolidated Statements of Earnings. See additional discussion of the Company’s leasing activities in Note 8 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

PVNGS

In 1985 and 1986, PNM entered into leases for its interest in PVNGS Unit 1 and 2. The leases initially were scheduled to expire in January 2015 for four Unit 1 leases and January 2016 for four Unit 2 leases. Following procedures set forth in the PVNGS leases, PNM notified four of the lessors under the Unit 1 leases and one lessor under the Unit 2 lease that it would elect to renew those leases on the expiration date of the original leases. The four Unit 1 leases expired in January 2023 and the one Unit 2 lease expired in January 2024. PNM has no further lease payments related to PVNGS Unit 1 or 2.

On April 5, 2021, PNM and SRP entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to SRP certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2. In January 2023, the Unit 1 leases expired, and PNM closed on the associated sale to SRP, receiving payments of $33.7 million, of which $28.4 million was recorded as a reduction to Net utility plant on the Condensed Consolidated Balance Sheets and is presented as cash flows from investing activities on the Condensed Consolidated Statement of Cash Flows. In addition, $5.3 million was recorded as a reduction to materials, supplies, and fuel stock on the Condensed Consolidated Balance Sheets and is presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows. In January 2024, the Unit 2 leases expired, and PNM closed on the associated sale to SRP, receiving payments of $3.4 million, of which $2.8 million was recorded as a reduction to Net utility plant on the Condensed Consolidated Balance Sheets and is presented as cash flows from investing activities on the Condensed Consolidated Statement of Cash Flows. In addition, $0.6 million was recorded as a reduction to Materials, supplies and fuel stock on the Condensed Consolidated Balance Sheets and is presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of March 31, 2024 and December 31, 2023, the unamortized balance of these rights-of-ways was $71.3 million and $56.2 million. PNM recognized amortization expense associated with these agreements of $1.1 million and $0.9 million in the three months ended March 31, 2024 and 2023.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At March 31, 2024, residual value guarantees on fleet vehicle and equipment leases are $0.8 million, $1.0 million, and $1.8 million for PNM, TNMP, and PNMR Consolidated.

Battery Storage Agreements

The Company has entered into various battery storage agreements for 20-year terms and have fixed payments over the life of the agreements. The Company accounts for these agreements as operating leases and records the initial lease liabilities with corresponding right-of-use assets. In addition, the Company has elected to separate lease components from non-lease components for battery storage agreements and accordingly, does not include non-lease components in the measurement of the lease liability or right-of-use asset. The non-lease components, currently not included in the measurement of the lease liability or the corresponding right-of-use asset, comprise of 25.5% of the value of the agreements.

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2024			December 31, 2023
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$177,865	$1,615	$179,480	$180,370	$1,814	$182,201
Current portion of operating lease liabilities	10,925	887	11,811	11,371	895	12,267
Long-term portion of operating lease liabilities	165,199	643	165,842	166,191	809	167,000

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2024			December 31, 2023
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$23,262	$25,400	$48,826	$25,425	$24,487	$49,981
Accumulated depreciation	(10,975)	(13,058)	(24,095)	(11,984)	(11,869)	(23,905)
Non-utility property, net	12,287	12,342	24,731	13,441	12,618	26,076

Other current liabilities	$3,836	$4,604	$8,473	$4,146	$4,616	$8,776
Other deferred credits	8,469	7,760	16,299	9,300	8,023	17,326

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of March 31, 2024 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	16.59	1.57	16.46
Financing leases	3.67	3.02	3.35

Weighted average discount rate:
Operating leases	5.61%	4.22%	5.60%
Financing leases	4.65%	4.80%	4.72%

Information for the components of lease expense is as follows:

	Three Months Ended March 31, 2024
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:
Battery storage leases	$2,947	$—	$2,947
Other operating leases	2,059	270	2,329
Amounts capitalized	(35)	(232)	(267)
Total operating lease expense	4,971	38	5,009
Financing lease cost:
Amortization of right-of-use assets	1,218	1,316	2,542
Interest on lease liabilities	144	152	297
Amounts capitalized	(841)	(1,182)	(2,023)
Total financing lease expense	521	286	816

Variable lease expense	360	—	360
Short-term lease expense	204	6	216
Total lease expense for the period	$6,056	$330	$6,401

	Three Months Ended March 31, 2023
	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$3,908	$429	$4,337
Amounts capitalized	(160)	(353)	(513)
Total operating lease expense	3,748	76	3,824
Financing lease cost:
Amortization of right-of-use assets	1,008	1,064	2,093
Interest on lease liabilities	122	111	234
Amounts capitalized	(690)	(1,000)	(1,690)
Total financing lease expense	440	175	637

Variable lease expense	262	—	262
Short-term lease expense	147	—	151
Total lease expense for the period	$4,597	$251	$4,874

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,826	$14	$3,840	$9,193	$126	$9,319
Operating cash flows from financing leases	44	29	74	42	14	55
Finance cash flows from financing leases	464	256	728	377	161	560

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27	$63	$90	$—	$—	$—
Financing leases	263	1,040	1,398	2,730	1,347	4,077

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023.

Future expected lease payments are shown below:

	As of March 31, 2024
	PNM			TNMP		PNMR Consolidated
		Operating					Operating
	Financing	Battery Storage	Other	Financing	Operating	Financing	Battery Storage	Other
	(In thousands)
Remainder of 2024	$3,333	$8,840	$7,117	$3,909	$708	$7,271	$8,840	$7,825
2025	3,636	11,786	7,082	4,262	785	7,926	11,786	7,867
2026	3,117	11,786	7,031	3,038	90	6,181	11,786	7,121
2027	1,885	11,786	7,035	1,615	14	3,526	11,786	7,049
2028	856	11,786	7,038	383	11	1,241	11,786	7,049
Later years	614	172,254	10,587	93	—	707	172,254	10,587
Total minimum lease payments	13,441	228,238	45,890	13,300	1,608	26,852	228,238	47,498
Less: Imputed interest	1,136	92,547	5,457	936	78	2,080	92,547	5,536
Lease liabilities	$12,305	$135,691	$40,433	$12,364	$1,530	$24,772	$135,691	$41,962

The above table includes $11.9 million, $12.0 million, and $23.8 million for PNM, TNMP, and PNMR at March 31, 2024 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At March 31, 2024, the Company has various lease arrangements that have been executed but have not yet commenced, which are primarily related to battery storage agreements. The Company currently expects lease commencement dates in 2024, with lease terms expiring in 2045, and will recognize lease assets and liabilities upon lease commencement. The expected total fixed consideration to be paid for these arrangements, which includes non-lease payments, is approximately $1.1 billion over the 20-year terms of the agreements.

(14)   Income Taxes
The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items are excluded from the estimated annual rate calculation. Such items include regulatory disallowances and excess tax benefits or deficiencies related to stock

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
awards. At March 31, 2024, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2024 would be 14.64%, 13.09%, and 20.72%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

During the three months ended March 31, 2024, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further increased by excess tax benefits related to stock awards of $0.2 million for PNMR, of which $0.1 million was allocated to PNM and $0.1 million was allocated to TNMP.

Beginning February 2018, PNM’s NM 2016 Rate Case reflected the reduction in the federal corporate income tax rate resulting from enactment of legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), including amortization of excess deferred federal income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, and had been returning the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years. Pursuant to the final order in the PNM 2024 Rate Change, the remaining balance of $62.7 million of unprotected excess deferred income taxes is being returned over a five-year period. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. PNMR, PNM, and TNMP will amortize federal excess deferred income taxes of $23.3 million, $20.7 million, and $2.6 million in 2024. See additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

(15)   Related Party Transactions

PNMR, PNM, TNMP, and NMRD are considered related parties, as is PNMR Services Company, a wholly-owned subsidiary of PNMR that provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. These services are billed at cost on a monthly basis to the business units. In addition, PNM purchases renewable energy from certain NMRD-owned facilities at a fixed price per MWh of energy produced. On February 27, 2024, PNMR Development and AEP Onsite Partners sold their respective interests in NMRD and the table below reflects transactions with NMRD prior to the sale. See Note 16 for additional discussion of NMRD. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, TNMP, and NMRD:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Services billings:
PNMR to PNM	$35,407	$31,539
PNMR to TNMP	14,237	12,413
PNM to TNMP	81	65
TNMP to PNMR	10	35
PNMR to NMRD	66	82
Renewable energy purchases:
PNM from NMRD	1,523	2,361
Interest billings:
PNMR to PNM	14	3
PNM to PNMR	155	130
PNMR to TNMP	14	11
Income tax sharing payments:
PNMR to PNM	—	—
TNMP to PNMR	—	—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16)   Equity Method Investment

As discussed in Note 21 of the Company’s 2023 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. On February 27, 2024, PNMR Development and AEP Onsite Partners sold their respective interests in NMRD. PNMR Development received net proceeds of $117.0 million and recognized an after-tax gain of $4.4 million, which includes the recognition of deferred investment tax credits of $15.7 million.

In the three months ended March 31, 2024 and 2023, PNMR Development and AEP OnSite Partners each made cash contributions to NMRD of $12.6 million and $11.5 million for its construction activities.

Until the sale closing on February 27, 2024, PNMR presented its share of net earnings from NMRD in Other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD through the closing date of the sale is as follows:

	Results of Operations
	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating revenues	$3,204	$2,531
Operating expenses	3,378	2,434
Net earnings (loss)	$(174)	$97

	Financial Position
	March 31,	December 31,
	2024	2023
	(In thousands)
Current assets	$—	$2,589
Net property, plant, and equipment	—	235,791
Non-current assets	—	1,849
Total assets	—	240,229
Current liabilities	—	730
Non-current liabilities	—	358
Owners’ equity	$—	$239,141

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

MD&A FOR PNMR

EXECUTIVE SUMMARY

Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 827,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

Business and Financial Objectives
The Company is dedicated to achieving four key business objectives:

•Maintaining strong employee safety, plant performance, and system reliability
•Delivering a superior customer experience
•Demonstrating environmental stewardship in business operations, including transitioning to an emissions-free generating portfolio by 2040
•Supporting the communities in their service territories

Meeting the business objectives above will drive key financial results:

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

PNMR and its utilities are aware of the important roles they play in enhancing economic vitality in their service territories. Management believes that maintaining strong and modern electric infrastructure is critical to ensuring reliability and supporting economic growth. When contemplating expanding or relocating their operations, businesses consider energy affordability and reliability to be important factors. PNM and TNMP strive to balance service affordability with infrastructure investment to maintain a high level of electric reliability and to deliver a safe and superior customer experience. Investing in PNM’s and TNMP’s infrastructure is critical to ensuring reliability and meeting future energy needs. Both utilities have long-

established records of providing customers with safe and reliable electric service.

PNM participates in the EIM, a real-time wholesale energy trading market operated by the CAISO, that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. The NMPRC approved collection of PNM’s regulatory asset to recover the initial capital investments and implementation and ongoing costs necessary to participate in the EIM in the 2024 Rate Change final order. PNM passes the cost savings through to customers under PNM’s FPPAC.

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

On May 1, 2024, PNM filed its updated WMP and its PSPS Plan with the NMPRC. The plans enhance Company wildfire prevention efforts and identify conditions for preventive shutoffs. PNM’s WMP addresses the increasing severity and frequency of extreme weather events and increasing wildfire risk and is focused on situational awareness, field personnel safety practices and operational wildfire mitigation strategies to prevent the accidental ignition of wildfires. PNM’s PSPS Plan is designed to proactively de-energize electrical facilities in identified areas of extreme wildfire risk under certain conditions to reduce the potential of those electrical facilities becoming a wildfire ignition source or contributing to the spread of wildfires.

Utility Plant Investments

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

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first three years of that period. On December 15, 2023, PNM filed its 2023 IRP with a continued focus on a carbon-free energy system by 2040. The plan highlights the need for the significant sustained addition of resources over the next two decades, replacing retiring or expiring capacity, meeting concurrent load growth, while reducing the carbon intensity of PNM’s portfolio. On April 4, 2024, the NMPRC accepted PNM’s 2023 IRP. See Note 12.

Superior Customer Experience

The Company strives to deliver a superior customer experience. In 2023, PNM implemented in-person residential and business customer advisory councils to build and improve customer relationships as well as to provide PNM with a way to enhance its understanding of customers’ needs, gauge interest levels, develop and guide programs and solutions to be highly customer centric. Additionally, PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced customer service engagement options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. In 2023, PNM and the electric utility industry as a whole, continued to experience a decline in customer satisfaction as measured by J.D. Power. However, PNM remains focused on continuously improving its customers’ experience at every touchpoint and placing greater focus on customer assistance through economic uncertainty.

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

PNM has a Chief Sustainability Officer responsible for developing and implementing the Company’s business strategy and positions on environmental and sustainability policy issues and is charged with establishing organization-wide policies, strategies, goals, objectives and programs that advance sustainability and ensure compliance with regulations. The role serves as the Company’s primary contact with various regulatory and stakeholder agencies on environmental matters. In addition, the role leads environmental justice work, incorporating impacts to tribal, worker and affected communities and advancing ESG reporting.

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

The Infrastructure Investment and Jobs Act, also commonly known as the Bipartisan Infrastructure Law (“BIL”), was signed into law on November 15, 2021. This act represents a “once-in-a-generation” investment designed to modernize and upgrade America’s infrastructure. The BIL includes historic investments to upgrade the transmission and distribution systems to improve reliability and resilience, and to facilitate the deployment of more affordable and cleaner energy across the country. In collaboration with a coalition of both private and public entities and with the principal grantee GridBeyond Ltd, PNM applied for a BIL grant through DOE in the Advanced Reliability and Resiliency Operations for Wind and Solar (“ARROWS”) program. GridBeyond Ltd, as principal grantee, will receive $3.9 million in BIL funding and PNM will provide the in-kind, $3.9 million local match. The project aims to boost confidence in renewable power investments using GridBeyond Ltd artificial intelligence (“AI”) -powered distributed energy resource management system (“iDERMS”) technology. The AI-powered platform will be used to forecast, optimize, and control resources such as wind, solar, and batteries on PNM’s power grid in real-time and will enable GridBeyond Ltd to collect, analyze, and quantify the overall energy savings to determine how successfully PNM is able to integrate these resources against a backdrop of variable renewable power output and storage.

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

To demonstrate PNMR’s commitment to increase the electrification of vehicles in its service territory, PNM implemented the TEP in 2022, and on February 23, 2024, PNM received approval of its 2024-2026 plan. TEP supports customer adoption of electric vehicles by addressing barriers to adoption. PNM’s TEP program budget provides both residential and non-residential customers funding towards the purchase of chargers and/or behind-the-meter infrastructure, as well as customer education and outreach on EV-specific electricity rates to encourage charging during off-peak periods. Over 25% of the program budget is dedicated to low- and moderate-income customers to plan for an equitable transition to an electrified transportation sector.

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

Renewable Energy
PNM’s renewable procurements in service as of March 31, 2024 with a total net generation capacity of 1,577 MW include utility-owned solar capacity, as well as solar, wind, geothermal, and battery storage. In addition to PNM’s owned solar facilities, PNM also has a customer distributed solar generation program that represented 289.3 MW at March 31, 2024. The NMPRC has approved plans for PNM to procure energy and RECs from additional renewable resources to serve retail customers and a data center located in PNM’s service territory, including the portfolio to replace SJGS and the PVNGS Leased Interest Abandonment Application. PNM’s approved renewable resource plans have a generation capacity of 1,392 MW and are expected in operation by 2025. In addition, PNM filed an application with the NMPRC seeking approval of 410 MW of renewable resources for the 2026 summer peak. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the ETA, without exceeding cost requirements. For additional discussion of the ETA and 2026 Resource Application see Notes 11 and 12.
PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS and carbon-free resource requirements.

Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2023, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs was 92 GWh. This is equivalent to the annual consumption of approximately 12,781 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2023, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs is estimated to be approximately 17 GWh. This is equivalent to the annual consumption of approximately 2,296 homes in TNMP’s service territory. TNMP’s high-performance homes residential new construction energy efficiency program has earned the Energy Star Partner of the Year award for 8 years, including 6 years receiving the Sustained Excellence Award, recognizing long-term commitment to fighting climate change and protecting public health through energy efficiency. For information on PNM’s and TNMP’s energy efficiency filing with the NMPRC and PUCT see Note 12.

Water Conservation and Solid Waste Reduction

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 45% more efficient than in 2005). Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of air-cooling technology have contributed to this reduction. Water usage has continued to decline as PNM has substituted less fresh-water-intensive generation resources to replace SJGS. As the Company moves forward with its mission to achieve 100% carbon-free generation by 2040, it expects that more significant water savings will be gained. Shutting down SJGS in 2022 and Four Corners in 2031 will allow the Company to reach our goals for reduced freshwater use at 80% by 2035 and 90% by 2040 from 2005 levels. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy.

In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2023, 20 of the Company’s 21 facilities met or exceeded the solid waste diversion goal of a 65% diversion rate. The Company expects to continue to do well in this area in the future.

Stakeholder and Community Engagement

The Company is committed to fostering relationships with its customers, stakeholders, and communities. Through outreach, collaboration, and various community-oriented programs, the Company has demonstrated a commitment to building productive relationships with stakeholders, including customers, community partners, regulators, intervenors, legislators, and shareholders. Local relationships and one-on-one communications remain two of the most valuable ways both PNM and TNMP connect with their stakeholders. Both companies maintain long-standing relationships with governmental representatives and key electricity consumers to ensure that these stakeholders are updated on Company investments and initiatives. Key electricity consumers also have dedicated Company contacts that support their important service needs.

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

The Company is also committed to supporting the communities it serves in New Mexico and Texas. This support extends beyond corporate giving and financial donations from the PNM Resources Foundation to also include collaborations on community projects, low-income customer assistance programs, and employee volunteerism.

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

Financial Focus

Earning Authorized Returns on Regulated Businesses

PNMR’s success in accomplishing its financial objectives is highly dependent on two key factors: fair and timely regulatory treatment for its utilities and the utilities’ strong operating performance. The Company has multiple strategies to achieve favorable regulatory treatment, all of which have as their foundation a focus on the basics: safety, operational excellence, and customer satisfaction, while engaging stakeholders to build productive relationships. Both PNM and TNMP seek cost recovery for their investments through general rate cases, periodic cost of service filings, and various rate riders. PNM will file a general rate case with the NMPRC on or before June 14, 2024. See Note 12.

Fair and timely rate treatment from regulators is crucial to PNM and TNMP in earning their allowed returns and critical for PNMR to achieve its financial objectives. PNMR believes that earning allowed returns is viewed positively by credit rating agencies and that improvements in the Company’s ratings could lower costs to utility customers.

The rates PNM and TNMP charge customers are subject to traditional rate regulation by the NMPRC, FERC, and the PUCT. Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

State Regulation and Legislation

TNMP

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

The regulatory framework in Texas strongly encourages investments into the grid by providing timely recovery through rate mechanisms outside of general rate cases. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs. In 2024, TNMP anticipates filing its first resiliency plan under the new rules implementing the legislation passed in 2023. An independent evaluation and development of a system resiliency plan covering three years is required in the filing. Under the rules, TNMP may choose to recover the associated capital investments under the existing TCOS and DCRF rules. The rules also allow for recovery of certain O&M costs, such as vegetation management expenditures that exceed the amount authorized for recovery in base rates. TNMP also has approximately 275,000 advanced meters across its service territory, the costs of which are being recovered through base rates.

PNM

The Energy Transition Act (“ETA”)

The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also allows for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue Securitized Bonds, or “energy transition bonds,” related to the retirement of certain coal-fired generating facilities to qualified investors. See additional discussion of the ETA in Notes 11 and 12 and the issuance of Securitized Bonds in Note 7 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

The ETA has and will have a significant impact on PNM’s future generation portfolio. PNM cannot predict the full impact of the ETA on potential future generating resource abandonment and replacement filings with the NMPRC.

2024 Rate Change

In December 2022, PNM filed the 2024 Rate Change with the NMPRC. The application proposed an increase of $63.8 million in base non-fuel revenues. The requested increase is based on a calendar year 2024 FTY and reflects an ROE of 10.25%. On January 3, 2024, the NMPRC issued a final order authorizing PNM to implement an increase in non-fuel base rates of $15.3 million, effective for service beginning January 15, 2024. Major components of the final order, included:

•A ROE of 9.26%
•A capital structure of 49.61% equity, 50.10% debt, and 0.29% preferred stock
•Finding of imprudence regarding PNM’s decision to remain in Four Corners and a remedy for the imprudence resulting in a disallowance of $81.0 million to PNM’s total Four Corners net book value.
•Approval of $51.3 million of PNM’s requested $96.3 million regulatory asset for PVNGS undepreciated investments, but disallowance of a return on the remaining $45.0 million or any CWIP associated with it.

The final order also requires that the regulatory liability associated with leased capacity at PVNGS after the Unit 1 lease expired on January 15, 2023, be returned to ratepayers over two years through a rate rider. In addition, the NMPRC approved new depreciation rates for specific gas plants, reflecting shorter useful lives, approval of PNM’s TOD pilot program, and ordered PNM to update the remedy associated with Four Corners. See Note 12.

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

2026 Resource Application

On October 25, 2023, PNM filed an application with the NMPRC seeking approval of resources to be available for the 2026 summer peak. The application includes approval of a 100 MW solar PPA and three battery storage agreements of 100 MW, 100 MW, and 50 MW. In addition, PNM is seeking approval of a CCN for a 60 MW battery storage system to be owned by PNM. The resources are necessary for PNM to safely and reliably meet its projected system load. A hearing was held on March 20 and 21, 2024. PNM is unable to predict the outcome of this matter.

PNM Rate Riders and other - The NMPRC has approved PNM recovering fuel costs through the FPPAC, as well as rate riders for renewable energy, energy efficiency, and the TEP. These mechanisms allow for more timely recovery of investments. PNM’s Grid Modernization Application includes proposals for installation and deployment of advanced metering infrastructure investments and recovery under a rate rider permitted by New Mexico legislation. See Note 12.

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

The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
December 2022	5.8%
December 2023	5.4%

Maintaining Investment Grade Credit Ratings

The Company is committed to maintaining investment grade credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. On January 15, 2024, S&P revised PNMR, PNM, and TNMP’s outlook to stable from positive. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. All of the credit ratings issued by both Moody’s and S&P on the Company’s debt continue to be investment grade.

Economic Factors

TNMP – In the three months ended March 31, 2024, TNMP experienced an increase of 2.7% in volumetric weather normalized retail load compared to 2023. Weather normalized demand-based load, excluding retail transmission consumers increased 1.3% in the three months ended March 31, 2024 compared to 2023.

PNM – In the three months ended March 31, 2024, PNM experienced a decrease of 1.5% in weather normalized residential load. Weather normalized commercial load experienced an increase of 1.6% compared to 2023. In addition, PNM experienced an increase in industrial load of 10.0% compared to 2023.

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

Results of Operations

Net earnings attributable to PNMR were $47.2 million, or $0.52 per diluted share in the three months ended March 31, 2024 compared to $55.0 million, or $0.64 per diluted share in 2023. Among other things, earnings in the three months ended March 31, 2024 benefited from rate relief approved in PNM’s 2024 Rate Change, higher transmission margin and distribution rates at TNMP, higher volumetric load at TNMP, higher weather normalized retail load at PNM, increased performance on PNM’s NDT, coal mine reclamation and SJGS decommissioning investment securities, and decreased operational and maintenance expense at PNM primarily due to the disposition of the PVNGS Unit 2 Leased Interest. These increases were more than offset by higher employee related, outside services and vegetation management expenses at PNM and TNMP, increased depreciation and amortization approved in PNM’s 2024 Rate Change and increased plant in service at PNM and TNMP, regulatory disallowance at PNM related to San Juan Coal Mine reclamation remeasurement, lower transmission margin at PNM, capacity arrangements at PNM, milder weather at PNM, and higher interest charges at PNM, TNMP and Corporate and Other. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

As of April 1, 2024, PNMR, PNM, and TNMP have revolving credit facilities with capacities of $300.0 million, $440.0 million, and $200.0 million. Total availability for PNMR on a consolidated basis was $644.0 million at April 26, 2024. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries. For additional details regarding the Company’s revolving credit facilities see Note 9.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $6.8 billion for 2024 - 2028, including amounts expended through March 31, 2024. These construction expenditures include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives for investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Application.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

After considering the effects of these financings and the Company’s short-term liquidity position as of April 26, 2024, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $576.8 million through April 2025. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2024-2028 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of March 31, 2024 and April 26, 2024, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended March 31,
	2024	2023	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$47.2	$55.0	$(7.8)
Average diluted common and common equivalent shares	90.5	86.1	4.4
Net earnings attributable to PNMR per diluted share	$0.52	$0.64	$(0.12)

The components of the change in net earnings attributable to PNMR are:

Three Months Ended
March 31, 2024
(In millions)
TNMP	$4.6
PNM	(12.7)
Corporate and Other	0.3
Net change	$(7.8)

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

	Three Months Ended March 31,
	2024	2023	Change
	(In millions)

Gross margin	$55.1	$46.3	$8.8
Transmission and distribution costs	8.4	8.3	0.1
Depreciation and amortization	30.4	27.4	3.0
Utility margin	$93.9	$82.1	$11.8

The following table summarizes the operating results for TNMP:

	Three Months Ended March 31,
	2024	2023	Change
	(In millions)
Electric operating revenues	$128.8	$113.9	$14.9
Cost of energy	34.9	31.8	3.1
Utility margin	93.9	82.1	11.8
Operating expenses	32.8	32.9	(0.1)
Depreciation and amortization	30.4	27.4	3.0
Operating income	30.7	21.8	8.9
Other income	1.0	0.3	0.7
Interest charges	(13.3)	(10.4)	(2.9)
Segment earnings before income taxes	18.4	11.6	6.8
Income (taxes)	(3.9)	(1.6)	(2.3)
Segment earnings	$14.6	$10.0	$4.6

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended March 31,
			Percentage
	2024	2023	Change
Volumetric load (1) (GWh)	654.2	628.4	4.1%
Demand-based load (2) (MW)	7,409.0	6,701.6	10.6%
Average retail consumers (thousands) (3)	275.1	270.3	1.8%

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

Operating Results – Three Months Ended March 31, 2024, compared to 2023

The following table summarizes the significant changes to gross margin:

Three Months Ended March 31, 2024
Change
Gross margin:	(In millions)

Utility margin (see below)	$11.8
Depreciation and amortization (see below)	(3.0)
Higher employee related, outside services, and vegetation management expenses, excluding administrative costs	(0.1)
Other	0.1
Net Change	$8.8

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2024
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in May 2023, September 2023, and March 2024	$5.8
Distribution rate relief – Distribution cost of service rate increase in September 2023	2.4
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 2.7%; the number of volumetric consumers increased 2.0%	0.4
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 1.3%, offset by lower prices	(0.2)
Weather – Normal weather in the first quarter of 2024	—
Leap Year – Increase in revenue due to additional day in 2024	0.3
Impacts of fully amortized AMS charges	1.6
Deferral of excess deferred income tax benefits refunded through base rates	1.0
Rate Riders and other – Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses	0.5
Net Change	$11.8

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2024
Change
Operating expenses:	(In millions)

Higher employee related, outside services, and vegetation management expenses	$0.5
Higher capitalization of administrative and general expenses due to higher construction expenditures	(0.8)
Higher property taxes primarily due to increased utility plant in service	0.2
Net Change	$(0.1)

Depreciation and amortization:

Increased utility plant in service	$3.3
Other	(0.3)
Net Change	$3.0

Other income (deductions):

Higher equity AFUDC	$0.2
Higher CIAC	0.4
Other	0.1
Net Change	$0.7

Interest charges:

Issuance of first mortgage bonds in 2023	$(2.4)
Higher interest on revolving short-term borrowings	(0.2)
Other	(0.3)
Net Change	$(2.9)

Three Months Ended March 31, 2024
Change
Income (taxes) benefits:	(In millions)

Higher segment earnings before income taxes	$(1.4)
Lower amortization of federal excess deferred income taxes (Note 14)	(0.6)
Other	(0.3)
Net Change	$(2.3)

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

Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended March 31,
	2024	2023	Change
	(In millions)

Gross margin	$120.9	$140.4	$(19.5)
Energy production costs	22.2	22.4	(0.2)
Transmission and distribution costs	14.4	13.9	0.5
Depreciation and amortization	53.3	43.7	9.6
Utility margin	$210.7	$220.3	$(9.6)

The following table summarizes the operating results for PNM:

	Three Months Ended March 31,
	2024	2023	Change
	(In millions)
Electric operating revenues	$308.1	$430.2	$(122.1)
Cost of energy	97.4	209.9	(112.5)
Utility margin	210.7	220.3	(9.6)
Operating expenses	106.5	98.7	7.8
Depreciation and amortization	53.3	43.7	9.6
Operating income	51.0	77.9	(26.9)
Other income	25.1	11.9	13.2
Interest charges	(25.1)	(18.1)	(7.0)
Segment earnings before income taxes	50.9	71.7	(20.8)
Income (taxes) benefit	(5.8)	(11.8)	6.0
Valencia non-controlling interest	(3.0)	(5.1)	2.1
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings	$41.9	$54.6	$(12.7)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended March 31,
			Percentage
	2024	2023	Change
	(Gigawatt hours, except customers)
Residential	776.5	805.1	(3.6)%
Commercial	848.0	834.3	1.6
Industrial (1)	484.9	460.6	5.3
Public authority	43.4	42.8	1.4
Economy energy service (2)	164.3	147.9	11.1
Wholesale energy sales (3)	754.2	1,324.7	(43.1)
	3,071.3	3,615.4	(15.0)%
Average retail customers (thousands)	551.1	546.5	0.8%

(1) Includes special service contract for a large customer. Energy is provided by PNM for renewable energy resources to match the energy and capacity requirements the customer. PNM purchases renewable energy which is passed through to the customer under a rate rider. A special service rate is applied to customer’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources.
(2) PNM purchases energy for a large customer on the customer’s behalf and delivers the energy to the customer’s location through PNM’s transmission system. PNM charges the customer for the cost of the energy as a direct pass through to the customer with only a minor impact in utility margin resulting from providing ancillary services.
(3) Includes sales for resale activity resulting from PNM’s participation in the EIM.

Operating Results – Three Months Ended March 31, 2024, compared to 2023

The following table summarizes the significant changes to gross margin:

Three Months Ended March 31, 2024
Change
Gross margin:	(In millions)

Utility margin (see below)	$(9.6)
Depreciation and amortization (see below)	(9.6)
Lower plant maintenance costs primarily due to the disposition of PVNGS Unit 2 Leased Interest, and lower costs at Four Corners and gas fired plants, partially offset by higher costs in the remaining interests in PVNGS	1.2
Higher employee related, outside services, and vegetation management expenses, excluding administrative costs	(0.6)
Other	(0.9)
Net Change	$(19.5)

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2024
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 1.6% for commercial customers and 10.0% for industrial customers, partially offset by decreased sales to residential customers of 1.5%	$2.3
Weather – Milder weather in 2024	(3.2)
Rate relief – Increase in revenue approved in 2024 Rate Change	3.4
Leap Year – Increase in revenue due to additional day in 2024	1.9
Transmission – Decrease in revenues primarily due to lower market prices and lower volumes in 2024	(12.7)
Capacity arrangements – Battery storage agreements starting in the third quarter of 2023	(4.7)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders	3.4
Net Change	$(9.6)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2024
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs primarily due to the disposition of PVNGS Unit 2 Leased Interest, and lower costs at Four Corners and gas fired plants, partially offset by higher costs related to the remaining interests in PVNGS	$(1.2)
Higher employee related, outside services, and vegetation management expenses	1.9
Unrecoverable portion of San Juan Coal Mine reclamation remeasurement related to the capped surface mine liability (Note 11)	4.5
Higher allocated depreciation and amortization expense from Corporate and Other	2.3
Other	0.3
Net Change	$7.8

Depreciation and amortization:

Increased utility plant in service	$2.1
Increase in depreciation approved in the 2024 Rate Change	4.2
Amortization of regulatory assets approved in the 2024 Rate Change	2.3
Amortization related to ETBC I Securitized Costs, offset in utility margin	0.8
Other	0.2
Net Change	$9.6

Other income (deductions):

Increased performance on investment securities in the NDT partially offset by decreased performance in the coal mine reclamation trusts	$11.6
Lower interest income and higher trust expenses related to investment securities in the NDT, coal mine reclamation and SJGS decommissioning trusts	(1.5)
Lower non-service post-retirement benefit costs	1.2
Higher equity AFUDC	1.2
Other	0.7
Net Change	$13.2

Three Months Ended March 31, 2024
Change
Interest charges:	(In millions)

Lower interest on term loan	$3.0
Issuance of SUNs in April 2023	(2.8)
Higher interest on transmission interconnections and other customer deposit arrangements	(1.7)
Interest related to ETBC I Securitized Bonds, offset in utility margin	(5.0)
Other	(0.5)
Net Change	$(7.0)

Income (taxes) benefits:

Lower segment earnings before income taxes	$4.7
Higher amortization of federal excess deferred income taxes (Note 14)	1.0
Other	0.3
Net Change	$6.0

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2024	2023	Change
	(In millions)
Electric operating revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(8.4)	(6.3)	(2.1)
Depreciation and amortization	9.5	6.9	2.6
Operating (loss)	(1.1)	(0.6)	(0.5)
Other income	(15.2)	(0.2)	(15.0)
Interest charges	(15.3)	(12.4)	(2.9)
Segment (loss) before income taxes	(31.6)	(13.2)	(18.4)
Income (taxes) benefit	22.2	3.6	18.6
Segment (loss)	$(9.3)	$(9.6)	$0.3

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three months ended March 31, 2024 include increases of $0.6 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended March 31, 2024 compared to 2023
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2024
Change
Other income (deductions):	(In millions)

Sale of NMRD equity method investment (Note 16)	$(15.1)
Other	0.1
Net Change	$(15.0)

Three Months Ended March 31, 2024
Change
Interest charges:	(In millions)

Higher interest on term loans	$(2.4)
Higher interest on short-term borrowings	(0.7)
Other	0.2
$(2.9)

Income (taxes) benefits:

Investment Tax Credits related to the sale of NMRD (Note 16)	$15.7
Higher segment loss before income taxes	4.7
Impact of difference in effective tax rates used by PNMR and it subsidiaries in the calculation of income taxes in interim periods	(2.4)
Other	0.6
Net Change	$18.6

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2024, compared to March 31, 2023, are summarized as follows:

	Three Months Ended March 31,
	2024	2023	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$92.8	$131.5	$(38.7)
Investing activities	(184.4)	(251.4)	67.0
Financing activities	99.5	120.0	(20.5)
Net change in cash and cash equivalents	$8.0	$0.1	$7.9

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

Cash Flows from Investing Activities

The changes in PNMR’s cash flows used in investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities include purchases and sales of investment securities in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts as well as the sale of NMRD on February 27, 2024.

Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Three Months Ended March 31,
	2024	2023	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(29.6)	$(18.8)	$(10.8)
Transmission and distribution	(121.2)	(119.1)	(2.1)
Nuclear fuel	(4.2)	(5.4)	1.2
	(155.0)	(143.3)	(11.7)
TNMP:
Transmission	(34.6)	(31.0)	(3.6)
Distribution	(90.0)	(78.0)	(12.0)
	(124.6)	(109.0)	(15.6)
Corporate and Other:
Computer hardware, software, general services, and other	(9.5)	(12.1)	2.6
	(289.1)	(264.4)	(24.7)

Other Cash Flows from Investing Activities
Proceeds from sale of plant assets (Note 13)	$2.8	$28.4	$(25.6)
Proceeds from sales of investment securities	302.5	91.8	210.7
Purchases of investment securities	(305.0)	(95.8)	(209.2)
Proceeds from sale of NMRD	116.9	—	116.9
Investments in NMRD	(12.6)	(11.5)	(1.1)
Other, net	0.1	0.1	—
	104.7	13.0	91.7
Net cash flows used in investing activities	$(184.4)	$(251.4)	$67.0

Cash Flows from Financing Activities

The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings decreased $17.4 million in 2024 compared to an increase of $177.4 million in 2023, resulting in a net decrease in cash flows from financing activities of $194.8 million
•In 2024, TNMP issued $117.0 million aggregate principal amount of TNMP 2024 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility, to fund capital expenditures, and for other corporate purposes

Financing Activities

See Note 7 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K and Note 9 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC.

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

On March 28, 2024, TNMP entered into the TNMP 2024 Bond Purchase Agreement for the sale of $285.0 million aggregate principal amount of four series of TNMP first mortgage bonds. TNMP issued the first two series on March 28, 2024, consisting of $32.0 million at a 5.26% interest rate, due March 28, 2029, and $85.0 million at a 5.55% interest rate, due March 28, 2036. The third and fourth series of $40.0 million and $128.0 million will be issued on or before July 1, 2024, at a 5.65% and 5.79% interest rate, respectively. The issuance of the third and fourth series is subject to the satisfaction of customary conditions, including continuing compliance with the representations, warranties and covenants of the TNMP 2024 Bond Purchase Agreement. The proceeds were and will be used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes.

PNMR has entered into multiple hedging arrangements, with maturity dates on December 31, 2024 and December 31, 2025. See Note 9 for the related effective dates and terms of each arrangement. All of these hedging agreements establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in PNMR’s credit rating. These hedge agreements have been accounted for as cash flow hedges.

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock.

Key activities in PNMR’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through March 31, 2024, are:

	2024	2025-2028	Total
	(In millions)
Construction expenditures	$1,176.3	$4,876.9	$6,053.2
Dividends on PNMR common stock	139.8	559.3	699.1
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,316.6	$5,438.3	$6,754.9

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Application. These investments provide for a more resilient, reliable, efficient, and decarbonized electric system. Not included in the table above are incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to PNMR. See Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the three months ended March 31, 2024, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $198.0 million of PCRBs that must be remarketed by June 1, 2024 as well as $2.5 million and $3.4 million in scheduled payments due for the ETBC I Securitized Bonds in August 2024 and February 2025. TNMP has $80.0 million of FMBs that are due in July 2024, which will be repaid with the $128.0 million proceeds from the TNMP 2024 Bonds that will be issued on or before July 1, 2024. See Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity
PNMR’s liquidity arrangements include the $300.0 million PNMR Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the new $200.0 million TNMP Revolving Credit Facility, which replaced the $100.0 million TNMP Revolving Credit Facility on April 1, 2024. On April 1, 2024, PNMR and PNM amended their respective revolving credit facilities, extending their maturity to March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 30, 2031, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 20, 2026. The TNMP $200.0 million Revolving Credit Facility has a maturity of March 30, 2029 with two one-year extension options that, if exercised, would extend the maturity to March 30, 2031, subject to approval by a majority of the lenders. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended March 31, 2024
Range of Borrowings	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$89.8	$155.7
PNM New Mexico Credit Facility	10.0	40.0
TNMP Revolving Credit Facility	11.2	100.0
PNMR Revolving Credit Facility	32.3	139.1

At March 31, 2024, the weighted average interest rates were 6.67% for the PNM Revolving Credit Facility, 6.68% for the PNM New Mexico Credit Facility, 6.29% for the TNMP Revolving Credit Facility and 6.92% for the PNMR Revolving Credit Facility.

The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 9. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2024-2028 period. This could include new debt and/or equity issuances. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. Market conditions, such as rising interest rates, may raise the cost of borrowing under the Company’s current and future liquidity arrangements or other variable debt. In addition, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.

As of April 26, 2024, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of April 26, 2024, is as follows:

	PNM	TNMP	PNMR Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$200.0	$300.0	$900.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	200.0	300.0	940.0

Amounts outstanding as of April 26, 2024:
Revolving Credit Facility	170.2	42.0	40.7	252.9
PNM New Mexico Credit Facility	40.0	—	—	40.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	210.2	42.0	43.8	296.0

Remaining availability as of April 26, 2024	$229.8	$158.0	$256.2	$644.0
Invested cash as of April 26, 2024	$—	$—	$0.9	$0.9

In addition to the above, PNMR has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of April 26, 2024, PNM had no borrowings and TNMP had $1.2 million in borrowings from PNMR under their respective intercompany loan agreements. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

PNMR has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires March 2025. PNM has a shelf registration statement for up to $650.0 million of SUNs that expires in May 2026.

Other Material Cash Requirements

PNMR, PNM, and TNMP have contractual obligations for long-term debt, minimum lease payments, coal contracts, coal mine reclamation, nuclear decommissioning, SJGS plant decommissioning, pension and retiree medical contributions, and certain other long-term obligations. See MD&A – Other Material Cash Requirements in the 2023 Annual Reports on Form 10-K.

Contingent Provisions of Certain Obligations

As discussed in the 2023 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include lease obligations as debt.

	March 31, 2024	December 31, 2023
PNMR
PNMR common equity	33.6%	34.1%
Preferred stock of subsidiary	0.2	0.2
Long-term debt	66.2	65.7
Total capitalization	100.0%	100.0%
PNM
PNM common equity	46.6%	46.2%
Preferred stock	0.3	0.3
Long-term debt	53.1	53.5
Total capitalization	100.0%	100.0%
TNMP
Common equity	47.6%	49.5%
Long-term debt	52.4	50.5
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY
Climate Change Issues

Background

For the past several years, management has identified multiple risks and opportunities related to climate change, including the impacts of climate change and severe weather events, potential environmental regulation, technological innovation, and availability of fuel and water for operations, as among the most significant risks facing the Company. Accordingly, these risks are overseen by the Board in order to facilitate more integrated risk and strategy oversight and planning. Board oversight includes understanding the various challenges and opportunities presented by these risks, including the financial consequences that might result from enacted and potential federal and/or state regulation of GHG; plans to mitigate these risks; and the impacts these risks may have on the Company’s strategy. In addition, the Board approves certain procurements of grid modernization technologies and replacement resources.

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

Greenhouse Gas Emissions Exposures

In 2023, GHG emissions associated with PNM’s interests in its fossil-fueled generating plants included approximately 2.7 million metric tons of CO2, which comprises the vast majority of PNM’s GHG emissions.

As of March 31, 2024, approximately 39% of PNM’s generating capacity, including resources owned, leased, under PPAs or battery storage agreements, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG emissions. As PNM shifts its generation to cleaner energy resources, the Company’s output of GHG emissions continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG emissions.

PNM has several programs underway to reduce or offset GHG emissions from its generation resource portfolio, thereby reducing its exposure to climate change regulation. PNM shutdown SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG emissions for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG emissions from the Company’s owned interests in SJGS, below 2005 levels. PNM shut down the remaining SJGS Units 1 and 4 on June 30, 2022 and September 30, 2022, respectively, resulting in additional reductions GHG emissions. Retiring PNM’s share of SJGS in 2022 resulted in a GHG emissions reduction from 2021 levels of 67% of PNM’s GHG emissions based upon 2021 GHG emissions from generation.
PNM’s renewable procurements in service as of March 31, 2024 with a total net generation capacity of 1,577 MW include utility-owned solar capacity, as well as solar, wind, geothermal, and battery storage. The NMPRC has approved plans for PNM to procure energy and RECs from additional renewable resources to serve retail customers and a data center located in PNM’s service territory, including the portfolio to replace SJGS and the PVNGS Leased Interest Abandonment Application. PNM’s approved renewable resource plans have a generation capacity of 1,392 MW and are expected in operation by 2025. In addition, PNM filed an application with the NMPRC seeking approval of 410 MW of renewable resources for the 2026 summer peak. The majority of these renewable resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the ETA, without exceeding cost requirements. Approval of these renewable energy and battery resources supports PNM’s transition to a carbon-free portfolio by 2040. These estimates are subject to change due to underlying variables, including changes in PNM’s generation portfolio, supplier’s ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 11 and 12.

PNM also has a customer distributed solar generation program that represented 289.3 MW at March 31, 2024. PNM’s distributed solar programs will generate an estimated 578.6 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. Under the Community Solar Act PNM will receive 125 MW of capacity to provide customers the option of accessing solar energy. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 7,454 GWh of electricity through 2023. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 12,900 GWh of electricity savings, which will avoid approximately 220,000 tons of CO2 based upon projected emissions from PNM’s portfolio of resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

PNM’s service areas occasionally experience periodic high winds and severe thunderstorms. TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and other extreme weather conditions. In addition to potentially causing physical damage to Company-owned facilities, which disrupts the ability to transmit and/or distribute energy, weather and other events of nature can temporarily reduce customers’ usage and demand for energy. In addition, other events influenced by climate change, such as wildfires, could disrupt Company operations or result in third-party claims against the Company. PNM has enhanced its wildfire prevention efforts and maintains a wildfire mitigation plan and a public safety power shutoff plan. TNMP has also developed a wildfire mitigation plan. However, both PNM and TNMP remain at risk for wildfires outside of their control and the resulting damages in their service areas.

EPA Regulation

In 2007, the US Supreme Court held that EPA has the authority to regulate GHG emissions under the CAA, and in 2009, EPA released its endangerment finding for GHG from new motor vehicles, stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare. These actions triggered new GHG permitting requirements for stationary sources, including the energy industry, under the Prevention of Significant Deterioration (“PSD”) and Title V program, although the US Supreme Court held the CAA does not authorize EPA to require a source to obtain a PSD permit solely on the basis of its potential GHG emissions.

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

Numerous parties sought review by the US Supreme Court and on June 30, 2022, the Court held that the “generation shifting” approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether Section 111 of the CAA only authorizes EPA to require measures that can be implemented entirely within the fence line at an individual source. Of broader significance in administrative law, the Court’s opinion expressly invoked the major question doctrine, which requires rules involving issues of “vast economic or political significance,” to be supported by clear statutory authorization. In cases where there is no clear statement of authority, courts need not defer to the agency’s statutory interpretation on “major questions.” The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agency’s authority may be limited based upon similar reasoning.

The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that reconsideration of the rule has concluded.

On May 23, 2023, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule. The proposed regulations cover: (1) New natural gas-based EGUs under section 111(b); (2) Existing large and frequently operated natural gas-based EGUs under section 111(d); and (3) Existing coal-based EGUs under section 111(d). Standards of performance for existing coal EGUs will be based on two technologies depending on retirement date: CCS or co-firing gas in lieu of coal. For gas-based EGUs, the standards will be based on CCS or the use of green hydrogen in lieu of natural gas. States will be required to develop SIPs to EPA that provide for the establishment, implementation and enforcement of these standards as they apply to existing sources. States may take into account remaining useful life and other factors when establishing the standards. EPA is proposing that existing coal units must start complying with their gas co-firing or CCS based standards of performance on January 1, 2030, unless they commit to retirement before 2032 (or retirement by 2035 if they also commit to a 20% annual operating limit). Existing combustion turbine units must start complying with their hydrogen or CCS based standards of performance on January 1, 2032, or January 1, 2035, depending on their subcategory, which is based on the control technology selected. The package also includes a proposed repeal of the ACE Rule and revisions to the standard for modified and reconstructed units, along with a notice of public rulemaking seeking data and information about setting standards for existing smaller natural gas-based generators. Comments on the rule were due to EPA by August 8, 2023. PNM filed company-specific comments and continues to review the proposed rule and its potential impacts on the Company’s fossil-fueled generation resources. In late February 2024, EPA indicated that the CAA 111 rule will not contain provisions for existing natural gas units and will issue a new proposal for existing gas in the future after conducting additional stakeholder outreach. On April 25, 2024, EPA signed a final rule promulgating emission guidelines under Section 111 of the CAA requiring states to develop standards of performance for greenhouse gas emissions from new gas-fired combustion turbines and existing fossil-fuel-fired electric steam generating units. The standards for existing coal- or gas-fired steam generating units must be based on the use of CCS, natural gas co-firing, or early retirement, and the standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load).

On March 26, 2024, EPA announced it was opening a non-regulatory docket and issued framing questions to gather input about ways to design a stronger, more durable approach to GHG regulation of existing gas combustion turbines. The docket will be open for public comment from March 26 to May 28, 2024 and the agency will hold a May 17 policy forum to bring shareholders together to share ideas with EPA and others. The agency has indicated that it plans to issue a new proposal by Summer 2024.

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

Federal Legislation

President Biden has indicated that climate change is a top priority for his administration. On April 22, 2021, at the Earth Day Summit, as part of the U.S.’ re-entry into the Paris Agreement, President Biden unveiled the goal to cut U.S. emissions by 50% - 52% from 2005 levels by 2030, nearly double the GHG emissions reduction target set by the Obama Administration. The 2030 goal joins President Biden’s other climate goals which include a carbon pollution-free power sector by 2035 and a net-zero emissions economy by no later than 2050.

In 2022, President Biden signed the IRA providing nearly $370 billion in climate action over the next decade. The legislation is aimed at reducing carbon emissions by investing in a variety of efforts, including tax credits for renewables, battery storage, carbon capture, and electric vehicle sales.

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the evolving nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  PNM’s 2023 filing has a continued focus on a carbon-free energy system by 2040. The plan highlights the need for the significant sustained addition of resources over the next two decades, replacing retiring or expiring capacity, meeting concurrent load growth, while reducing the carbon intensity of PNM’s portfolio. See Note 12.

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

In 2020, the NMPRC approved PNM’s San Juan abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA and in 2023 PNM issued Securitized Bonds. PNM cannot predict the full impact of the ETA with respect to Four Corners. See additional discussion of PNM’s Four Corners Abandonment Application in Note 12.

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

PNM has calculated GHG reductions that would result from scenarios that assume PNM’s retirement of its share of the SJGS in 2022 and exiting Four Corners in 2031 and PNM has set a goal to have a 100% emissions-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% emissions-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the U.S. INDC of 50% to 52% carbon emissions reduction by 2030 and the Biden Administration’s goal of net-zero carbon emissions economy-wide by 2050. On April 1, 2020, the NMPRC approved PNM’s application to retire its share of SJGS in 2022.

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

Other Matters

See Notes 11 and 12 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters.

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

As of March 31, 2024, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2023 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors, which are neither presented in order of importance nor weighted, include:

•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of regulatory proceedings
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including Four Corners
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt and access the financial markets in order to repay or refinance debt as it comes due and for ongoing operations and construction expenditures due to disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates resulting from any negative impacts from regulatory proceedings, actions by the Federal Reserve, geopolitical activity, or the risk of wildfires
•The risks associated with the cost and completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including renewable energy resources, approved PPAs and battery storage agreements related to replacement resources for facilities retired or for which the leases terminated), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, terrorism, cybersecurity breaches, and other catastrophic events, including the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues beyond the extent of insurance coverage

•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the interpretation of changes in tax laws, the Inflation Reduction Act of 2022, the Infrastructure Investment and Jobs Act, and other matters
•Risks related to climate change, including potential financial and reputational risks resulting from increased stakeholder scrutiny related to climate change, litigation, legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets, including the impacts to transmission margins
•Changes in price and availability of fuel and water supplies, including the ability of the mine supplying coal to Four Corners and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from actions by the Federal Reserve to address inflationary concerns, and international developments
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate reclamation and decommissioning at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, and TNMP’s 2023 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024, and the year ended December 31, 2023, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. In the three months ended March 31, 2024 and 2023, the effects of mark-to-market commodity derivative instruments had no impact to PNM’s net earnings and less than $0.1 million of fair value gains and $17.2 million of fair value losses have been recorded as a regulatory asset. All of the fair values as of March 31, 2024, were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by the end of 2024.
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

Schedule of Credit Risk Exposure
March 31, 2024
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$184	2	$166
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	25	—	—
Non-investment grade	—	—	—
Total	$209		$166

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At March 31, 2024, PNMR held $0.2 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of March 31, 2024, was $0.1 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of PNM’s and TNMP’s long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-term debt must be refinanced, repriced or redeemed. PNMR’s debt and the revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates continue to rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity and hedging arrangements like those executed by PNMR in 2022 and 2023, and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities and term loans are based on SOFR.

At April 26, 2024, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	6.92%	$40,700	$300,000
PNM Revolving Credit Facility	6.68	170,200	400,000
PNM New Mexico Credit Facility	6.68	40,000	40,000
TNMP Revolving Credit Facility	6.29	42,000	200,000
		$292,900	$940,000
Long-term Debt:
PNMR 2021 Delayed-Draw Term Loan	6.38%	$500,000
PNMR 2023 Term Loan	6.78	500,000
		$1,000,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $448.2 million at March 31, 2024, of which 16.6% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2024, the decrease in the fair value of the fixed-rate securities would be 1.3%, or $1.0 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at March 31, 2024. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 56.1% of the securities held by the trusts as of March 31, 2024. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $25.2 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•Cooling Water Intake Structures
•Santa Fe Generating Station
Note 12

•PNM – 2024 Rate Change
•PNM – 2025 Rate Change
•PNM – 2020 Decoupling Petition
•PNM – Grid Modernization Application
•PNM – Community Solar Act
•TNMP – Transmission Cost of Service Rates
•TNMP – Periodic Distribution Rate Adjustment

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2023, except as set forth below.
The impact of wildfires could negatively affect PNM’s and TNMP’s results of operations.

PNM and TNMP have large networks of electric transmission and distribution facilities. Weather conditions including severe drought, high winds, and the natural vegetation in the U.S. Southwest region and certain parts of Texas, could contribute to wildfires in or near PNM’s and TNMP’s service territories. The risk of wildfires could result in higher maintenance costs, increased insurance premiums, and the inability to maintain adequate insurance coverage. PNM and TNMP take proactive steps to mitigate wildfire risk. However, wildfire risk is always present and PNM and TNMP could be held liable for damages incurred as a result of wildfires caused, or allegedly caused, by their transmission and distribution systems. In addition, wildfires could cause damage to PNM’s and TNMP’s assets that could result in loss of service to customers or make it difficult to supply power in sufficient quantities to meet customer needs. Wildfire avoidance measures, such as intentional power interruptions, also may lead to customer claims for lost service, business interruption, and other injuries.

Failure to adequately address the risk of wildfires could also result in civil liability arising out of government enforcement actions or private claims. These actions could also result in reputational harm, which may cause stock price decreases, increased insurance premiums or the inability to maintain adequate insurance coverage, or cause certain investors and financial institutions not to purchase the Company’s debt securities or otherwise provide the Company with capital or credit on favorable terms, which may cause the cost of capital to increase. In addition, PNMR and its operating subsidiaries may underestimate the costs of litigation due to the uncertainty inherent in these matters. These events could have negative impacts on the Company’s financial position, results of operations, and cash flows.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including October 24, 2017 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed October 25, 2017)

3.5	PNM	Bylaws of PNM, with all amendments to and including July 1, 2022 (incorporated by reference to Exhibit 3.5 to PNM’s Current Report on Form 8-K filed July 1, 2022)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

4.1	TNMP
Twentieth Supplemental Indenture, dated as of March 28, 2024, between TNMP and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to TNMP’s Current Report on Form 8-K filed March 28, 2024)

4.2	TNMP
Twenty-First Supplemental Indenture, dated as of April 1, 2024, between TNMP and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to TNMP’s Current Report on Form 8-K filed April 1, 2024)

10.1	TNMP
Bond Purchase Agreement, dated March 28, 2024, between Texas-New Mexico Power Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to TNMP’s Current Report on Form 8-K filed March 28, 2024)

10.2	PNMR
Twelfth Amendment to and Restatement of Credit Agreement, dated as of April 1, 2024, among PNMR, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to PNMR’s Current Report on Form 8-K filed April 1, 2024)

10.3	PNM
Seventh Amendment to and Restatement of Credit Agreement, dated as of April 1, 2024, among PNM, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 10.2 to PNM’s Current Report on Form 8-K filed April 1, 2024)

10.4	TNMP
Credit Agreement, dated as of April 1, 2024, among TNMP the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to TNMP’s Current Report on Form 8-K filed April 1, 2024)

10.5	PNMR	2024 Long-Term Incentive Plan dated May 1, 2024

10.6	PNMR	First Amendment to 2023 Long-Term Incentive Plan

10.7	PNMR	2024 Officer Annual Incentive Plan dated May 1, 2024

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR, PNM, and TNMP	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document

101.SCH	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	PNMR, PNM, and TNMP	Cover Page Inline XBRL File (included in Exhibits 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	May 3, 2024	/s/ Gerald R. Bischoff
Gerald R. Bischoff
Vice President and Corporate Controller
(Officer duly authorized to sign this report)