Form 10-Q
period 2024-06-30
PNM RESOURCES INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2024-08-02
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of July 26, 2024, 90,200,384 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of July 26, 2024, was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of July 26, 2024, was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2023 Forward Sale Agreements	PNMR’s forward sale agreements under the PNMR 2022 ATM Program
2024 Forward Sale Agreement	PNM’s forward sale agreement under the PNMR 2024 ATM Program
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
2025 Rate Request	PNM’s request for a general increase in electric rates filed with the NMPRC on June 14, 2024 using a FTY beginning July 1, 2025
2026 Resource Application	PNM’s October 25, 2023 application with the NMPRC seeking approval of resources to be available for the 2026 summer peak
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BSER	Best system of emission reduction technology
CAA	Clean Air Act
CAISO	California Independent System Operator
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CCS	Carbon Capture and Storage/Sequestration
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
Convertible Notes	PNMR’s $550.0 million junior subordinated convertible notes issued on June 10, 2024 and June 21, 2024
CSA	Coal Supply Agreement
CWIP	Construction Work in Progress
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
Energy Transition Charge(s)	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Energy Storage Agreement
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
ETBC I	PNM Energy Transition Bond Company I, LLC, formed on August 25, 2023
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC

Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
Grid Modernization Application	PNM’s October 3, 2022 application for approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
La Luz	La Luz Generating Station
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into PNMR pursuant to the Merger Agreement, with PNMR surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement
The Agreement and Plan of Merger, dated October 20, 2020, between PNMR, Avangrid and Merger Sub, as amended by the amendments to the Merger Agreement dated January 3, 2022, April 12, 2023, and June 19, 2023. Subsequently terminated December 31, 2023.

Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which will merge with and into PNMR at the effective time of the Merger
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, previously owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility

PNM 2023 Note Purchase Agreement	PNM’s agreement for sale of PNM’s 2023 SUNs
PNM 2023 SUNs	PNM’s $200.0 million Senior Unsecured Notes issued on April 28, 2023
PNM 2024 Term Loan	PNM’s $200.0 million term loan that matures on November 10, 2025
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR 2021 Delayed-Draw Term Loan	PNMR’s $1.0 billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
PNMR 2022 ATM Program	PNMR’s distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through the sales agents
PNMR 2023 Term Loan	PNMR’s $500.0 million term loan that matures on June 30, 2026
PNMR 2024 ATM Program	PNMR’s distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock, no par value, through the sales agents
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of PNMR
PNMR Revolving Credit Facility	PNMR’s $300.0 million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSPS Plan	PNM’s Public Safety Power Shutoff Plan filed with the NMPRC on May 1, 2024
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RD	Recommended Decision
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application filed on May 30, 2018
TNMP 2023 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2023 Bond Purchase Agreement
TNMP 2023 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $185.0 million of TNMP’s 2023 Bonds
TNMP 2024 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2024 Bond Purchase Agreement
TNMP 2024 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $285.0 million of TNMP’s 2024 Bonds

TNMP Revolving Credit Facility	TNMP’s $75.0 million Secured Revolving Credit Facility ($100.0 million as of May 13, 2022)
TOD	Time of Day
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
Western Spirit Line	An approximately 150-mile 345-kV transmission line that PNM purchased in December 2021
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WMP	PNM’s Wildfire Mitigation Plan filed with the NMPRC on May 1, 2024
WRA	Western Resource Advocates
WRAP	Western Resource Adequacy Program
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)

Electric Operating Revenues	$488,102	$477,156	$924,979	$1,021,233
Operating Expenses:
Cost of energy	154,706	172,452	287,010	414,138
Administrative and general	59,581	54,039	115,008	109,149
Energy production costs	24,584	25,599	46,796	47,957
Regulatory disallowances	—	3,731	4,459	3,731
Depreciation and amortization	94,413	79,139	187,600	157,213
Transmission and distribution costs	25,051	25,465	47,815	47,661
Taxes other than income taxes	24,084	24,401	50,018	49,963
Total operating expenses	382,419	384,826	738,706	829,812
Operating income	105,683	92,330	186,273	191,421
Other Income and Deductions:
Interest income	4,470	5,359	9,050	10,202
Gains on investment securities	558	3,777	18,556	10,219
Other income	7,688	5,600	12,599	8,693
Other (deductions)	(1,636)	(3,515)	(18,158)	(6,008)
Net other income and deductions	11,080	11,221	22,047	23,106
Interest Charges	55,828	45,899	109,590	86,822
Earnings before Income Taxes	60,935	57,652	98,730	127,705
Income Taxes (Benefits)	8,971	8,229	(3,600)	18,009
Net Earnings	51,964	49,423	102,330	109,696
(Earnings) Attributable to Valencia Non-controlling Interest	(3,783)	(3,987)	(6,827)	(9,114)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings Attributable to PNMR	$48,049	$45,304	$95,239	$100,318
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.53	$0.53	$1.05	$1.17
Diluted	$0.53	$0.53	$1.05	$1.16
Dividends Declared per Common Share	$0.3875	$0.3675	$0.7750	$0.7350

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net Earnings	$51,964	$49,423	$102,330	$109,696
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) benefit of $274, $(99), $149, and $(1,158)	(804)	291	(438)	3,402
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $421, $477, $3,192, and $655	(1,235)	(1,401)	(9,374)	(1,925)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(309), $(303), $(618), and $(606)	908	891	1,815	1,782
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $1,111, $(949), $1,094, and $(906)	(3,263)	2,786	(3,213)	2,661
Reclassification adjustment for gains (losses) included in net earnings, net of income tax (expense) benefit of $(716), $(869), $(1,413), and $(304)	2,102	2,552	4,150	893
Total Other Comprehensive Income (Loss)	(2,292)	5,119	(7,060)	6,813
Comprehensive Income	49,672	54,542	95,270	116,509
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,783)	(3,987)	(6,827)	(9,114)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income Attributable to PNMR	$45,757	$50,423	$88,179	$107,131

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$102,330	$109,696
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	206,365	173,851
Deferred income tax expense	15,385	17,132
(Gain) on sale of NMRD	(4,449)	—
(Gains) losses on investment securities	(18,556)	(10,219)
Stock based compensation expense	6,676	4,343
Regulatory disallowances	4,459	3,731
Allowance for equity funds used during construction	(8,130)	(5,309)
Other, net	2,039	742
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(10,120)	56,725
Materials, supplies, and fuel stock	(17,110)	(14,283)
Other current assets	(19,479)	(18,399)
Other assets	(16,382)	(6,407)
Accounts payable	(17,502)	(23,569)
Accrued interest and taxes	(6,935)	(8,000)
Other current liabilities	(28,350)	(23,360)
Other liabilities	(20,717)	(14,231)
Net cash flows from operating activities	169,524	242,443

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(581,818)	(537,004)
Proceeds from sale of plant assets (Note 13)	2,840	28,372
Proceeds from sales of investment securities	412,750	274,777
Purchases of investment securities	(417,599)	(281,662)
Proceeds from sale of NMRD	116,936	—
Investments in NMRD	(12,550)	(14,750)
Other, net	(57)	4
Net cash flows used in investing activities	(479,498)	(530,263)

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$1,584,300	$1,265,600
Revolving credit facilities repayments	(1,519,800)	(1,171,100)
Long-term borrowings	1,065,000	960,000
Repayment of long-term debt	(737,000)	(685,000)
Awards of common stock	(6,248)	(9,618)
Dividends paid	(70,169)	(63,353)
Valencia’s transactions with its owner	(7,853)	(10,755)
Transmission interconnection and security deposit arrangements	64,752	29,362
Refunds paid under transmission interconnection and security deposit arrangements	(28,702)	(18,004)
Debt issuance costs and other, net	(17,929)	(5,750)
Net cash flows from financing activities	326,351	291,382

Change in Cash, Cash Equivalents, and Restricted Cash	16,377	3,562
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,943	4,078
Cash, Cash Equivalents, and Restricted Cash at End of Period	$20,320	$7,640

Restricted Cash Included in Other Current Assets and Other Deferred Assets on Consolidated Balance Sheets:
At beginning of period	$1,728	$—
At end of period	$17,085	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$97,747	$82,947
Income taxes paid (refunded), net	$(395)	$1,400

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$47,369	$44,547

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,235	$2,215
Accounts receivable, net of allowance for credit losses of $3,032 and $3,388	121,757	126,291
Unbilled revenues	76,793	64,072
Other receivables	103,721	76,509
Materials, supplies, and fuel stock	115,144	98,034
Regulatory assets	59,397	73,046
Prepaid assets	30,278	19,759
Income taxes receivable	5,741	6,697
Other current assets	21,588	8,920
Total current assets	537,654	475,543
Other Property and Investments:
Investment securities	441,230	444,408
Equity investment in NMRD	—	119,570
Other investments	229	171
Non-utility property, net	27,116	29,367
Total other property and investments	468,575	593,516
Utility Plant:
Plant in service, held for future use, and to be abandoned	10,028,222	9,701,180
Less accumulated depreciation and amortization	2,855,197	2,755,823
	7,173,025	6,945,357
Construction work in progress	727,130	589,834
Nuclear fuel, net of accumulated amortization of $31,652 and $35,840	74,782	74,671
Net utility plant	7,974,937	7,609,862
Deferred Charges and Other Assets:
Regulatory assets	929,893	914,381
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	177,285	182,201
Other deferred charges	216,769	198,805
Total deferred charges and other assets	1,602,244	1,573,684
	$10,583,410	$10,252,605

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$326,400	$261,900
Current installments of long-term debt (includes $5,935 and $2,529 related to ETBC I)	240,770	280,169
Accounts payable	140,304	205,175
Customer deposits	6,454	6,237
Accrued interest and taxes	90,763	98,655
Regulatory liabilities	76,131	140,005
Operating lease liabilities	10,834	12,267
Dividends declared	132	35,085
Transmission interconnection arrangement liabilities	132,505	96,870
Other current liabilities	114,344	94,397
Total current liabilities	1,138,637	1,230,760
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $335,172 and $338,521 related to ETBC I)	4,596,994	4,241,642
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	854,174	845,280
Regulatory liabilities	776,424	771,317
Asset retirement obligations	247,653	245,531
Accrued pension liability and postretirement benefit cost	16,168	21,429
Operating lease liabilities	159,592	167,000
Other deferred credits	330,559	319,066
Total deferred credits and other liabilities	2,384,570	2,369,623
Total liabilities	8,120,201	7,842,025
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 90,200,384 shares)	1,625,251	1,624,823
Accumulated other comprehensive income (loss), net of income taxes	(69,900)	(62,840)
Retained earnings	847,397	787,110
Total PNMR common stockholders’ equity	2,402,748	2,349,093
Non-controlling interest in Valencia	48,932	49,958
Total equity	2,451,680	2,399,051
	$10,583,410	$10,252,605

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at March 31, 2024	$1,623,991	$(67,608)	$799,348	$2,355,731	$48,999	$2,404,730
Net earnings before subsidiary preferred stock dividends	—	—	48,181	48,181	3,783	51,964
Total other comprehensive income (loss)	—	(2,292)	—	(2,292)	—	(2,292)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Awards of common stock	(808)	—	—	(808)	—	(808)
Stock based compensation expense	2,068	—	—	2,068	—	2,068
Valencia’s transactions with its owner	—	—	—	—	(3,850)	(3,850)
Balance at June 30, 2024	$1,625,251	$(69,900)	$847,397	$2,402,748	$48,932	$2,451,680

Balance at December 31, 2023	$1,624,823	$(62,840)	$787,110	$2,349,093	$49,958	$2,399,051
Net earnings before subsidiary preferred stock dividends	—	—	95,503	95,503	6,827	102,330
Total other comprehensive income (loss)	—	(7,060)	—	(7,060)	—	(7,060)
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(34,952)	(34,952)	—	(34,952)
Awards of common stock	(6,248)	—	—	(6,248)	—	(6,248)
Stock based compensation expense	6,676	—	—	6,676	—	6,676
Valencia’s transactions with its owner	—	—	—	—	(7,853)	(7,853)
Balance at June 30, 2024	$1,625,251	$(69,900)	$847,397	$2,402,748	$48,932	$2,451,680

Balance at March 31, 2023	$1,424,198	$(64,354)	$852,347	$2,212,191	$52,611	$2,264,802
Net earnings before subsidiary preferred stock dividends	—	—	45,436	45,436	3,987	49,423
Total other comprehensive income	—	5,119	—	5,119	—	5,119
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Awards of common stock	(1,224)	—	—	(1,224)	—	(1,224)
Stock based compensation expense	853	—	—	853	—	853
Valencia’s transactions with its owner	—	—	—	—	(5,245)	(5,245)
Balance at June 30, 2023	$1,423,827	$(59,235)	$897,651	$2,262,243	$51,353	$2,313,596

Balance at December 31, 2022	$1,429,102	$(66,048)	$828,878	$2,191,932	$52,994	$2,244,926
Net earnings before subsidiary preferred stock dividends	—	—	100,582	100,582	9,114	109,696
Total other comprehensive income	—	6,813	—	6,813	—	6,813
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(31,545)	(31,545)	—	(31,545)
Awards of common stock	(9,618)	—	—	(9,618)	—	(9,618)
Stock based compensation expense	4,343	—	—	4,343	—	4,343
Valencia’s transactions with its owner	—	—	—	—	(10,755)	(10,755)
Balance at June 30, 2023	$1,423,827	$(59,235)	$897,651	$2,262,243	$51,353	$2,313,596

The accompanying notes, as they relate to PNMR, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)

Electric Operating Revenues	$333,671	$338,242	$641,786	$768,407
Operating Expenses:
Cost of energy	114,772	133,609	212,184	343,462
Administrative and general	54,876	48,745	106,612	97,718
Energy production costs	24,584	25,599	46,796	47,957
Regulatory disallowances	—	3,731	4,459	3,731
Depreciation and amortization	54,230	44,064	107,517	87,750
Transmission and distribution costs	15,350	14,755	29,700	28,642
Taxes other than income taxes	11,768	13,324	25,477	26,828
Total operating expenses	275,580	283,827	532,745	636,088
Operating income	58,091	54,415	109,041	132,319
Other Income and Deductions:
Interest income	4,443	5,370	8,970	10,219
Gains on investment securities	558	3,777	18,556	10,219
Other income	4,224	2,721	7,642	5,172
Other (deductions)	(913)	(2,803)	(1,783)	(4,663)
Net other income and deductions	8,312	9,065	33,385	20,947
Interest Charges	25,880	20,766	50,996	38,888
Earnings before Income Taxes	40,523	42,714	91,430	114,378
Income Taxes	5,821	7,411	11,632	19,240
Net Earnings	34,702	35,303	79,798	95,138
(Earnings) Attributable to Valencia Non-controlling Interest	(3,783)	(3,987)	(6,827)	(9,114)
Net Earnings Attributable to PNM	30,919	31,316	72,971	86,024
Preferred Stock Dividend Requirements	(132)	(132)	(264)	(264)
Net Earnings Available for PNM Common Stock	$30,787	$31,184	$72,707	$85,760

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net Earnings	$34,702	$35,303	$79,798	$95,138
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) benefit of $274, $(99), $149, and $(1,158)	(804)	291	(438)	3,402
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $421, $477, $3,192, and $655	(1,235)	(1,401)	(9,374)	(1,925)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(309), $(303), $(618), and $(606)	908	891	1,815	1,782
Total Other Comprehensive Income (Loss)	(1,131)	(219)	(7,997)	3,259
Comprehensive Income	33,571	35,084	71,801	98,397
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,783)	(3,987)	(6,827)	(9,114)
Comprehensive Income Attributable to PNM	$29,788	$31,097	$64,974	$89,283

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$79,798	$95,138
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	120,385	100,225
Deferred income tax expense	12,049	19,240
(Gains) losses on investment securities	(18,556)	(10,219)
Regulatory disallowances	4,459	3,731
Allowance for equity funds used during construction	(6,476)	(4,299)
Other, net	1,935	1,800
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(2,654)	54,666
Materials, supplies, and fuel stock	(10,671)	(11,334)
Other current assets	(28,462)	(21,778)
Other assets	(3,324)	(2,961)
Accounts payable	(12,753)	(20,197)
Accrued interest and taxes	10,619	762
Other current liabilities	(6,113)	(7,199)
Other liabilities	(22,576)	(11,643)
Net cash flows from operating activities	117,660	185,932

Cash Flows From Investing Activities:
Utility plant additions	(311,475)	(284,037)
Proceeds from sale of plant assets (Note 13)	2,840	28,372
Proceeds from sales of investment securities	412,750	274,777
Purchases of investment securities	(417,599)	(281,662)
Other, net	(57)	3
Net cash flows used in investing activities	(313,541)	(262,547)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$737,900	$599,300
Revolving credit facilities repayments	(804,800)	(653,600)
Long-term borrowings	398,000	330,000
Repayment of long-term debt	(198,000)	(185,000)
Equity contribution from parent	55,000	—
Dividends paid	(264)	(264)
Valencia’s transactions with its owner	(7,853)	(10,755)
Transmission interconnection and security deposit arrangements	58,002	18,362
Refunds paid under transmission interconnection and security deposit arrangements	(23,852)	(14,504)
Debt issuance costs and other, net	(3,734)	(3,333)
Net cash flows from financing activities	210,399	80,206

Change in Cash, Cash Equivalents, and Restricted Cash	14,518	3,591
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,586	2,985
Cash, Cash Equivalents, and Restricted Cash at End of Period	$17,104	$6,576

Restricted Cash Included in Other Current Assets and Other Deferred Assets on Consolidated Balance Sheets:
At beginning of period	$1,728	$—
At end of period	$17,085	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$32,905	$34,293
Income taxes paid (refunded), net	$(1,707)	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$26,848	$26,570

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$19	$858
Accounts receivable, net of allowance for credit losses of $3,032 and $3,388	82,403	94,879
Unbilled revenues	60,123	46,925
Other receivables	98,441	51,975
Affiliate receivables	11,042	9,253
Materials, supplies, and fuel stock	92,243	81,572
Regulatory assets	49,791	72,996
Prepaid assets	19,415	9,941
Income taxes receivable	6,391	7,682
Other current assets	16,404	1,756
Total current assets	436,272	377,837
Other Property and Investments:
Investment securities	441,230	444,408
Other investments	127	69
Non-utility property, net	11,831	13,538
Total other property and investments	453,188	458,015
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,364,995	6,151,510
Less accumulated depreciation and amortization	2,038,251	1,976,657
	4,326,744	4,174,853
Construction work in progress	509,898	490,178
Nuclear fuel, net of accumulated amortization of $31,652 and $35,840	74,782	74,671
Net utility plant	4,911,424	4,739,702
Deferred Charges and Other Assets:
Regulatory assets	852,057	838,727
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	175,363	180,370
Other deferred charges	180,215	166,782
Total deferred charges and other assets	1,259,267	1,237,511
	$7,060,151	$6,813,065

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$70,600	$137,500
Current installments of long-term debt (includes $5,935 and $2,529 related to ETBC I)	109,844	200,222
Accounts payable	102,102	141,704
Affiliate payables	22,557	16,388
Customer deposits	6,454	6,237
Accrued interest and taxes	50,666	41,337
Regulatory liabilities	75,443	134,846
Operating lease liabilities	9,963	11,371
Dividends declared	132	132
Transmission interconnection arrangement liabilities	132,505	96,870
Other current liabilities	88,015	52,587
Total current liabilities	668,281	839,194
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $335,172 and $338,521 related to ETBC I)	2,351,460	2,061,558
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	707,479	684,037
Regulatory liabilities	554,517	565,021
Asset retirement obligations	246,717	244,633
Accrued pension liability and postretirement benefit cost	14,965	19,949
Operating lease liabilities	158,609	166,191
Other deferred credits	227,135	220,178
Total deferred credits and liabilities	1,909,422	1,900,009
Total liabilities	4,929,163	4,800,761
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,602,918	1,547,918
Accumulated other comprehensive income (loss), net of income taxes	(74,502)	(66,505)
Retained earnings	542,111	469,404
Total PNM common stockholder’s equity	2,070,527	1,950,817
Non-controlling interest in Valencia	48,932	49,958
Total equity	2,119,459	2,000,775
	$7,060,151	$6,813,065

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at March 31, 2024	$1,547,918	$(73,371)	$511,324	$1,985,871	$48,999	$2,034,870
Net earnings	—	—	30,919	30,919	3,783	34,702
Total other comprehensive income (loss)	—	(1,131)	—	(1,131)	—	(1,131)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Equity contribution from parent	55,000	—	—	55,000	—	55,000
Valencia’s transactions with its owner	—	—	—	—	(3,850)	(3,850)
Balance at June 30, 2024	$1,602,918	$(74,502)	$542,111	$2,070,527	$48,932	$2,119,459

Balance at December 31, 2023	$1,547,918	$(66,505)	$469,404	$1,950,817	$49,958	$2,000,775
Net earnings	—	—	72,971	72,971	6,827	79,798
Total other comprehensive income (loss)	—	(7,997)	—	(7,997)	—	(7,997)
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Equity contribution from parent	55,000	—	—	55,000	—	55,000
Valencia’s transactions with its owner	—	—	—	—	(7,853)	(7,853)
Balance at June 30, 2024	$1,602,918	$(74,502)	$542,111	$2,070,527	$48,932	$2,119,459

Balance at March 31, 2023	$1,547,918	$(70,857)	$488,323	$1,965,384	$52,611	$2,017,995
Net earnings	—	—	31,316	31,316	3,987	35,303
Total other comprehensive income	—	(219)	—	(219)	—	(219)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(5,245)	(5,245)
Balance at June 30, 2023	$1,547,918	$(71,076)	$519,507	$1,996,349	$51,353	$2,047,702

Balance at December 31, 2022	$1,547,918	$(74,335)	$433,747	$1,907,330	$52,994	$1,960,324
Net earnings	—	—	86,024	86,024	9,114	95,138
Total other comprehensive income	—	3,259	—	3,259	—	3,259
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Valencia’s transactions with its owner	—	—	—	—	(10,755)	(10,755)
Balance at June 30, 2023	$1,547,918	$(71,076)	$519,507	$1,996,349	$51,353	$2,047,702
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)

Electric Operating Revenues	$154,431	$138,914	$283,193	$252,826
Operating Expenses:
Cost of energy	39,934	38,843	74,826	70,676
Administrative and general	13,705	13,154	27,374	27,168
Depreciation and amortization	31,033	27,949	61,415	55,389
Transmission and distribution costs	9,701	10,710	18,115	19,019
Taxes other than income taxes	10,743	9,531	21,410	20,060
Total operating expenses	105,116	100,187	203,140	192,312
Operating income	49,315	38,727	80,053	60,514
Other Income and Deductions:
Interest income	127	121	296	235
Other income	2,982	1,767	4,155	2,278
Other (deductions)	(277)	(255)	(574)	(630)
Net other income and deductions	2,832	1,633	3,877	1,883
Interest Charges	14,451	11,412	27,787	21,837
Earnings before Income Taxes	37,696	28,948	56,143	40,560
Income Taxes	7,771	4,316	11,635	5,895
Net Earnings	$29,925	$24,632	$44,508	$34,665

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$44,508	$34,665
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	61,963	55,721
Deferred income tax expense	10,322	3,214
Allowance for equity funds used during construction and other, net	(1,653)	(1,009)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(7,466)	2,059
Materials and supplies	(6,439)	(2,949)
Other current assets	6,979	1,776
Other assets	(4,251)	521
Accounts payable	(2,381)	(539)
Accrued interest and taxes	(8,246)	(6,942)
Other current liabilities	179	(1,919)
Other liabilities	(780)	(2,611)
Net cash flows from operating activities	92,735	81,987
Cash Flows From Investing Activities:
Utility plant additions	(253,537)	(218,488)
Net cash flows used in investing activities	(253,537)	(218,488)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	338,900	187,000
Revolving credit facilities repayments	(293,400)	(186,600)
Long-term borrowings	117,000	130,000
Transmission interconnection and security deposit arrangements	6,750	11,000
Refunds paid under transmission interconnection and security deposit arrangements	(4,850)	(3,500)
Debt issuance costs and other, net	(2,324)	(1,399)
Net cash flows from financing activities	162,076	136,501

Change in Cash and Cash Equivalents	1,274	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$1,274	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$24,624	$19,561
Income taxes paid (refunded), net	$1,312	$1,400

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$14,697	$9,734

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,274	$—
Accounts receivable	39,354	31,412
Unbilled revenues	16,670	17,147
Other receivables	6,997	26,983
Materials and supplies	22,901	16,462
Regulatory assets	9,606	50
Prepaid and other current assets	6,376	2,705
Total current assets	103,178	94,759
Other Property and Investments:
Other investments	102	102
Non-utility property, net	13,921	14,746
Total other property and investments	14,023	14,848
Utility Plant:
Plant in service and plant held for future use	3,323,163	3,210,870
Less accumulated depreciation and amortization	607,005	582,140
	2,716,158	2,628,730
Construction work in progress	206,800	91,274
Net utility plant	2,922,958	2,720,004
Deferred Charges and Other Assets:
Regulatory assets	77,836	75,654
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	1,362	1,814
Other deferred charges	8,901	11,287
Total deferred charges and other assets	314,764	315,420
	$3,354,923	$3,145,031

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$100,600	$55,100
Current installments of long-term debt	80,000	79,947
Accounts payable	34,542	51,620
Affiliate payables	13,116	6,932
Accrued interest and taxes	49,312	57,558
Regulatory liabilities	688	5,159
Operating lease liabilities	835	895
Other current liabilities	8,436	12,084
Total current liabilities	287,529	269,295
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,296,927	1,180,933
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	190,415	178,748
Regulatory liabilities	221,907	206,296
Asset retirement obligations	936	898
Accrued pension liability and postretirement benefit cost	1,203	1,480
Operating lease liabilities	457	809
Other deferred credits	73,380	68,911
Total deferred credits and other liabilities	488,298	457,142
Total liabilities	2,072,754	1,907,370
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	846,066	846,066
Retained earnings	436,039	391,531
Total common stockholder’s equity	1,282,169	1,237,661
	$3,354,923	$3,145,031

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at March 31, 2024	$64	$846,066	$406,114	$1,252,244
Net earnings	—	—	29,925	29,925
Balance at June 30, 2024	$64	$846,066	$436,039	$1,282,169

Balance at December 31, 2023	$64	$846,066	$391,531	$1,237,661
Net earnings	—	—	44,508	44,508
Balance at June 30, 2024	$64	$846,066	$436,039	$1,282,169

Balance at March 31, 2023	$64	$805,166	$306,627	$1,111,857
Net earnings	—	—	24,632	24,632
Balance at June 30, 2023	$64	$805,166	$331,259	$1,136,489

Balance at December 31, 2022	$64	$805,166	$296,594	$1,101,824
Net earnings	—	—	34,665	34,665
Balance at June 30, 2023	$64	$805,166	$331,259	$1,136,489

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2024 and December 31, 2023, and the consolidated results of operations, comprehensive income, and cash flows for the six months ended June 30, 2024 and 2023. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. The Board declared dividends on common stock attributable to the second quarter of 2024 of $0.3875 per share in July 2024 and declared dividends on common stock attributable to the second quarter of 2023 of $0.3675 per share in August 2023, which are reflected as Dividends Declared per Common Share on the PNMR Condensed Consolidated Statement of Earnings.

PNMR did not make any cash equity contributions to TNMP in the three and six months ended June 30, 2024 and 2023. PNMR made a $55.0 million cash equity contribution to PNM in the three and six months ended June 30, 2024. PNMR did not

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
make any cash equity contributions to PNM in the three and six months ended June 30, 2023. PNM and TNMP did not declare or pay any cash dividends on their common stock to PNMR in the three and six months ended June 30, 2024 and 2023.

New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not yet been adopted by the Company is presented below. The Company does not expect difficulty in adopting these standards by their required effective dates.

Accounting Standards Update 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 enhancing disclosures about significant segment expenses. Disclosure requirements of this update include disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); an amount for other segment items by reportable segment and a description of its composition; the title and position of the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources; and that a single reportable segment provides all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The amendment also clarifies that in addition to the measure most consistent with the measurement principles under GAAP, reporting of additional measures of a segment’s profit or loss used by the CODM in assessing segment performance and determining allocation of resources is allowed. ASU 2023-07 is effective for the Company for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025 with early adoption being permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements.

Accounting Standards Update 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09 enhancing the transparency and decision usefulness of income tax disclosures. Disclosure requirements of this update include (on an annual basis) the disclosure of specific categories in the rate reconciliation and the inclusion of additional information for reconciling items that meet a quantitative threshold (if the effect of the reconciling item is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income by the applicable statutory rate). The amendment also requires the disclosure (on an annual basis) of information about income taxes paid (net of refunds) including the disaggregation by federal, state, and foreign taxes as well as by individual jurisdiction. Additional requirements include the disclosure of income (loss) from continuing operations before income tax expense (benefit) disaggregated between foreign and domestic as well as income tax expense (benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective for the Company beginning January 1, 2025 with early adoption being permitted. ASU 2023-09 is to be applied on a prospective basis with retrospective application permitted.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Corporate and Other

The Corporate and Other segment includes PNMR holding company activities, primarily related to corporate level debt and PNMR Services Company. The activities of PNMR Development and the equity method investment in NMRD are also included in Corporate and Other, until the close of the sale of NMRD on February 27, 2024 (Note 16). Eliminations of intercompany transactions are reflected in the Corporate and Other segment.

The following tables present summarized financial information for PNMR by segment. PNM and TNMP each operate in only one segment. Therefore, tabular segment information is not presented for PNM and TNMP.

PNMR SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended June 30, 2024
Electric operating revenues	$333,671	$154,431	$—	$488,102
Cost of energy	114,772	39,934	—	154,706
Utility margin	218,899	114,497	—	333,396
Other operating expenses	106,578	34,149	(7,427)	133,300
Depreciation and amortization	54,230	31,033	9,150	94,413
Operating income (loss)	58,091	49,315	(1,723)	105,683
Interest income (expense)	4,443	127	(100)	4,470
Other income (deductions)	3,869	2,705	36	6,610
Interest charges	(25,880)	(14,451)	(15,497)	(55,828)
Segment earnings (loss) before income taxes	40,523	37,696	(17,284)	60,935
Income taxes (benefit)	5,821	7,771	(4,621)	8,971
Segment earnings (loss)	34,702	29,925	(12,663)	51,964
Valencia non-controlling interest	(3,783)	—	—	(3,783)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$30,787	$29,925	$(12,663)	$48,049

Six Months Ended June 30, 2024
Electric operating revenues	$641,786	$283,193	$—	$924,979
Cost of energy	212,184	74,826	—	287,010
Utility margin	429,602	208,367	—	637,969
Other operating expenses	213,044	66,899	(15,847)	264,096
Depreciation and amortization	107,517	61,415	18,668	187,600
Operating income (loss)	109,041	80,053	(2,821)	186,273
Interest income (expense)	8,970	296	(216)	9,050
Other income (deductions)	24,415	3,581	(14,999)	12,997
Interest charges	(50,996)	(27,787)	(30,807)	(109,590)
Segment earnings (loss) before income taxes	91,430	56,143	(48,843)	98,730
Income taxes (benefit)	11,632	11,635	(26,867)	(3,600)
Segment earnings (loss)	79,798	44,508	(21,976)	102,330
Valencia non-controlling interest	(6,827)	—	—	(6,827)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$72,707	$44,508	$(21,976)	$95,239

At June 30, 2024:
Total Assets	$7,060,151	$3,354,923	$168,336	$10,583,410
Goodwill	$51,632	$226,665	$—	$278,297

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended June 30, 2023
Electric operating revenues	$338,242	$138,914	$—	$477,156
Cost of energy	133,609	38,843	—	172,452
Utility margin	204,633	100,071	—	304,704
Other operating expenses	106,154	33,395	(6,314)	133,235
Depreciation and amortization	44,064	27,949	7,126	79,139
Operating income (loss)	54,415	38,727	(812)	92,330
Interest income (expense)	5,370	121	(132)	5,359
Other income (deductions)	3,695	1,512	655	5,862
Interest charges	(20,766)	(11,412)	(13,721)	(45,899)
Segment earnings (loss) before income taxes	42,714	28,948	(14,010)	57,652
Income taxes (benefit)	7,411	4,316	(3,498)	8,229
Segment earnings (loss)	35,303	24,632	(10,512)	49,423
Valencia non-controlling interest	(3,987)	—	—	(3,987)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$31,184	$24,632	$(10,512)	$45,304

Six Months Ended June 30, 2023
Electric operating revenues	$768,407	$252,826	$—	$1,021,233
Cost of energy	343,462	70,676	—	414,138
Utility margin	424,945	182,150	—	607,095
Other operating expenses	204,876	66,247	(12,662)	258,461
Depreciation and amortization	87,750	55,389	14,074	157,213
Operating income (loss)	132,319	60,514	(1,412)	191,421
Interest income (expense)	10,219	235	(252)	10,202
Other income (deductions)	10,728	1,648	528	12,904
Interest charges	(38,888)	(21,837)	(26,097)	(86,822)
Segment earnings (loss) before income taxes	114,378	40,560	(27,233)	127,705
Income taxes (benefit)	19,240	5,895	(7,126)	18,009
Segment earnings (loss)	95,138	34,665	(20,107)	109,696
Valencia non-controlling interest	(9,114)	—	—	(9,114)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$85,760	$34,665	$(20,107)	$100,318

At June 30, 2023:
Total Assets	$6,440,357	$2,916,206	$270,407	$9,626,970
Goodwill	$51,632	$226,665	$—	$278,297

Non-GAAP Financial Measures

The Company defines utility margin as electric operating revenues less cost of energy. Cost of energy consists primarily of fuel and purchase power costs for PNM and costs charged by third-party transmission providers for TNMP. The Company believes that utility margin provides a more meaningful basis for evaluating operations than electric operating revenues since substantially all such costs are offset in revenues as fuel and purchase power costs are passed through to customers under PNM’s FPPAC and third-party transmission costs are passed on to consumers through TNMP’s transmission cost recovery factor. Utility margin is not a financial measure required to be presented and is considered a non-GAAP measure. PNM and TNMP do not intend for utility margin to represent any financial measure as defined by GAAP. However, the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
calculation of utility margin, as presented, most closely compares to gross margin as defined by GAAP. Reconciliations between utility margin and gross margin are presented below.

	PNM	TNMP	Corporate and Other	PNMR Consolidated
	(In thousands)
Three Months Ended June 30, 2024
Gross margin	$124,735	$73,763	$—	$198,498
Energy production costs	24,584	—	—	24,584
Transmission and distribution costs	15,350	9,701	—	25,051
Depreciation and amortization	54,230	31,033	—	85,263	[1]
Utility margin	$218,899	$114,497	$—	$333,396

Six Months Ended June 30, 2024
Gross margin	$245,589	$128,837	$—	$374,426
Energy production costs	46,796	—	—	46,796
Transmission and distribution costs	29,700	18,115	—	47,815
Depreciation and amortization	107,517	61,415	—	168,932	[1]
Utility margin	$429,602	$208,367	$—	$637,969

Three Months Ended June 30, 2023
Gross margin	$120,215	$61,412	$—	$181,627
Energy production costs	25,599	—	—	25,599
Transmission and distribution costs	14,755	10,710	—	25,465
Depreciation and amortization	44,064	27,949	—	72,013	[1]
Utility margin	$204,633	$100,071	$—	$304,704

Six Months Ended June 30, 2023
Gross margin	$260,596	$107,742	$—	$368,338
Energy production costs	47,957	—	—	47,957
Transmission and distribution costs	28,642	19,019	—	47,661
Depreciation and amortization	87,750	55,389	—	143,139	[1]
Utility margin	$424,945	$182,150	$—	$607,095
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the six months ended June 30, 2024 and 2023 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	PNMR Consolidated
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2023	$10,652	$(77,157)	$(66,505)	$3,665	$(62,840)
Amounts reclassified from AOCI (pre-tax)	(12,566)	2,433	(10,133)	5,563	(4,570)
Income tax impact of amounts reclassified	3,192	(618)	2,574	(1,413)	1,161
Other OCI changes (pre-tax)	(587)	—	(587)	(4,307)	(4,894)
Income tax impact of other OCI changes	149	—	149	1,094	1,243
Net after-tax change	(9,812)	1,815	(7,997)	937	(7,060)
Balance at June 30, 2024	$840	$(75,342)	$(74,502)	$4,602	$(69,900)

Balance at December 31, 2022	$7,422	$(81,757)	$(74,335)	$8,287	$(66,048)
Amounts reclassified from AOCI (pre-tax)	(2,580)	2,388	(192)	1,197	1,005
Income tax impact of amounts reclassified	655	(606)	49	(304)	(255)
Other OCI changes (pre-tax)	4,560	—	4,560	3,567	8,127
Income tax impact of other OCI changes	(1,158)	—	(1,158)	(906)	(2,064)
Net after-tax change	1,477	1,782	3,259	3,554	6,813
Balance at June 30, 2023	$8,899	$(79,975)	$(71,076)	$11,841	$(59,235)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4)    Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to PNMR by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net earnings attributable to PNMR by the diluted weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were settled. PNMR applies the treasury stock method for restricted stock, the 2023 Forward Sale Agreements, and the Q2 2024 Forward Sale Agreement. The if-converted method is applied in determining the potential dilutive effect of the conversion of outstanding Convertible Notes. For the three and six months ended June 30, 2024, the Q2 2024 Forward Sale Agreement and the Convertible Notes were excluded from the calculation of diluted EPS because the effects were antidilutive. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$48,049	$45,304	$95,239	$100,318
Average Number of Common Shares:
Outstanding during period	90,200	85,835	90,200	85,835
Vested awards of restricted stock	304	250	293	258
Average Shares – Basic	90,504	86,085	90,493	86,093
Dilutive Effect of Common Stock Equivalents:
Restricted stock	48	39	40	38
2023 Forward Sale Agreements	—	5	—	2
Average Shares – Diluted	90,552	86,129	90,533	86,133

Net Earnings Per Share of Common Stock:
Basic	$0.53	$0.53	$1.05	$1.17
Diluted	$0.53	$0.53	$1.05	$1.16

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the three and six months ended June 30, 2024 and 2023, there were no estimated credit losses related to these transactions.

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $82.4 million at June 30, 2024 and $93.6 million at December 31, 2023 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a Transmission Service Agreement (“TSA”) with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset is $27.1 million at June 30, 2024 and $22.1 million at December 31, 2023. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheets.

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

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below.

	PNM	TNMP	PNMR Consolidated
Three Months Ended June 30, 2024	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$121,065	$47,313	$168,378
Commercial	109,929	40,499	150,428
Industrial	34,201	7,917	42,118
Public authority	5,216	1,740	6,956
Economy energy service	4,033	—	4,033
Transmission	33,333	42,116	75,449
Wholesale energy sales (1)	23,507	—	23,507
Miscellaneous	1,389	962	2,351
Total revenues from contracts with customers	332,673	140,547	473,220
Alternative revenue programs	830	13,884	14,714
Other electric operating revenues	168	—	168
Total Electric Operating Revenues	$333,671	$154,431	$488,102

Six Months Ended June 30, 2024
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$241,450	$88,808	$330,258
Commercial	209,266	76,043	285,309
Industrial	58,970	17,773	76,743
Public authority	9,614	3,456	13,070
Economy energy service	11,595	—	11,595
Transmission	69,482	77,925	147,407
Wholesale energy sales (1)	35,197	—	35,197
Miscellaneous	2,814	1,917	4,731
Total revenues from contracts with customers	638,388	265,922	904,310
Alternative revenue programs	2,736	17,271	20,007
Other electric operating revenues	662	—	662
Total Electric Operating Revenues	$641,786	$283,193	$924,979

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	PNMR Consolidated
Three Months Ended June 30, 2023	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$108,016	$41,491	$149,507
Commercial	105,262	37,965	143,227
Industrial	26,156	12,930	39,086
Public authority	5,305	1,669	6,974
Economy energy service	10,731	—	10,731
Transmission	37,922	35,062	72,984
Wholesale energy sales (1)	37,308	—	37,308
Miscellaneous	1,377	907	2,284
Total revenues from contracts with customers	332,077	130,024	462,101
Alternative revenue programs	3,577	8,890	12,467
Other electric operating revenues	2,588	—	2,588
Total Electric Operating Revenues	$338,242	$138,914	$477,156

Six Months Ended June 30, 2023
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$227,901	$77,857	$305,758
Commercial	203,323	72,695	276,018
Industrial	45,633	25,694	71,327
Public authority	9,723	3,288	13,011
Economy energy service	20,041	—	20,041
Transmission	86,930	65,120	152,050
Wholesale energy sales (1)	150,294	—	150,294
Miscellaneous	2,786	1,848	4,634
Total revenues from contracts with customers	746,631	246,502	993,133
Alternative revenue programs	10,902	6,324	17,226
Other electric operating revenues	10,874	—	10,874
Total Electric Operating Revenues	$768,407	$252,826	$1,021,233
(1) Includes sales for resale activity resulting from PNM’s participation in the EIM.

(6)     Variable Interest Entities

How an enterprise evaluates and accounts for its involvement with variable interest entities focuses primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a VIE. This evaluation requires continual reassessment of the primary beneficiary of a VIE. Additional information concerning PNM’s VIEs is contained in Note 10 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and six months ended June 30, 2024, PNM paid $5.1 million and $10.2 million for fixed charges and $0.4 million and $0.5 million for variable charges. For the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
three and six months ended June 30, 2023, PNM paid $5.1 million and $10.0 million for fixed charges and $1.1 million and $2.7 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Operating revenues	$5,476	$6,144	$10,665	$12,748
Operating expenses	1,693	2,157	3,838	3,634
Earnings attributable to non-controlling interest	$3,783	$3,987	$6,827	$9,114

	Financial Position
	June 30,	December 31,
	2024	2023
	(In thousands)
Current assets	$3,664	$3,422
Net property, plant, and equipment	45,832	47,253
Total assets	49,496	50,675
Current liabilities	564	717
Owners’ equity – non-controlling interest	$48,932	$49,958

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 11, PNM and Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC have agreements under which CCR disposal and mine reclamation services for SJGS will be provided.

PNMR issued $30.3 million in letters of credit to facilitate the issuance of reclamation bonds. The letters of credit support results in PNMR having a variable interest in WSJ LLC since PNMR is subject to possible loss in the event performance by PNMR is required under the letters of credit support. PNMR considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that WSJ LLC performs the required reclamation of the mine site in accordance with applicable regulations and the reclamation services agreement provides WSJ LLC the ability to recover the cost of reclamation. Additionally, much of the mine reclamation activities have been and will continue to be performed after the SJGS CSA expired on September 30, 2022. As discussed in Note 11, each of the SJGS participants has established and actively fund trusts to meet future reclamation obligations.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
WSJ LLC is considered a VIE.  PNMR’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to monitor reclamation activities, the reclamation services were solely under the control of WSJ LLC, including developing reclamation plans, hiring of personnel, and incurring operating and maintenance expenses. Neither PNMR nor PNM has any ability to direct or influence the reclamation activities.  PNM’s involvement through the reclamation services agreement is a protective right rather than a participating right and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  If WSJ LLC performs reclamation services more efficiently than anticipated, its economic performance will improve.  Conversely, if WSJ LLC does not perform reclamation services as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, PNMR believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either PNMR or PNM. The amounts outstanding under the letters of credit support continue to be PNMR’s maximum exposure to loss from the VIE at June 30, 2024.

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

The following tables summarize the impact of ETBC I on PNM’s Financial Statements:

	Results of Operations
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(In thousands)
Operating Revenues	$5,811	$11,756
Depreciation and amortization	821	1,643
Interest charges	5,039	10,064
Other	(49)	49
Net Earnings	$—	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	June 30, 2024	December 31, 2023
	(In thousands)
Regulatory Assets - Current	$—	$2,724
Restricted Cash (included in Other Current Assets)	15,318	—
Restricted Cash (included in Other Deferred Charges)	1,767	1,728
Securitized Cost (included in Deferred Regulatory Assets)	338,986	340,629
Current Installments of Long-Term Debt	5,935	2,529
Accrued Interest	12,509	2,502
Regulatory Liabilities - Current	2,401	—
Long-Term Debt	335,172	338,521

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

PNM has entered into agreements for the purchase and sale of power from third parties. On April 23, 2024, PNM entered into agreements to purchase a total of 150 MW from July 1, 2024 through July 31, 2024 and 100 MW from August 1, 2024 through August 30, 2024. The agreements will be accounted for as derivative agreements and will be considered economic hedges under the NMPRC approved hedging plan covered by its FPPAC during the second quarter of 2024.

Agreements for the purchase of 85 MW from June through September 2023 as well as agreements for the sale of 50 MW from September 1, 2024 through December 31, 2024 were not considered derivatives because there was either no notional amount due to their unit-contingent nature or qualified for a normal purchase, normal sale scope exception.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the six months ended June 30, 2024 and the year ended December 31, 2023, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations on the Condensed Consolidated Statements of Earnings and are classified between Electric operating revenues and Cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as Regulatory assets and Regulatory liabilities on the Condensed Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities or financing activities on the Condensed Consolidated Statement of Cash Flows consistent with the classification of the hedged transaction. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	June 30, 2024	December 31, 2023
	(In thousands)
Other current assets	$846	$826
Other current liabilities	(4,558)	—
Net	$(3,712)	$826

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

As discussed above, PNM has NMPRC-approved guidelines for hedging arrangements to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.8 million of current assets and $4.6 million of current liabilities related to these arrangements at June 30, 2024 and $0.8 million of current assets and zero of current liabilities at December 31, 2023 with changes in fair value recorded as regulatory assets and regulatory liabilities.

At June 30, 2024 and December 31, 2023, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, amounts posted as cash collateral under margin arrangements were $0.6 million at June 30, 2024 and $0.2 million at December 31, 2023. These amounts are included in other current assets on the Condensed Consolidated Balance Sheets. At June 30, 2024 and December 31, 2023, obligations to return cash collateral were $0.2 million, which is included in other current liabilities on the Condensed Consolidated Balance Sheets.

The changes in the fair value of commodity derivative instruments that are considered economic hedges had no impact on PNM’s net earnings during the six months ended June 30, 2024 and 2023. Commodity derivatives had no impact on OCI for any of the periods presented. Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
June 30, 2024	—	66,790
December 31, 2023	—	(15,360)

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

The table below presents information about PNM’s contingent requirements to provide collateral under certain commodity contracts having an objectively determinable collateral provision, that are in net liability positions, and that are not fully collateralized with cash. Contractual liability represents those commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty. Cash collateral posted under these contracts does not reflect letters of credit under the Company’s revolving credit facilities that may have been issued as collateral. Net exposure is the net contractual liability for all contracts, including those designated as normal purchase and normal sale, offset by existing collateral and by any offsets available under master netting agreements, including both assets and liability positions.

	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
June 30, 2024	$4,558	$—	$4,558
December 31, 2023	$—	$—	$—

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At June 30, 2024 and December 31, 2023, the fair value of investment securities included $370.9 million and $361.0 million for the NDT, $9.6 million and $12.3 million for the SJGS decommissioning trust, and $60.7 million and $71.1 million for the coal mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At June 30, 2024 and December 31, 2023, PNM had no available-for-sale debt securities for which carrying value exceeds fair value and there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT, SJGS decommissioning, and coal mine reclamation trusts are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$6,272	$2,792	$16,143	$1,947
Net gains (losses) from equity securities still held	(3,880)	1,142	(5,085)	8,619
Total net gains on equity securities	2,392	3,934	11,058	10,566
Available-for-sale debt securities:
Net gains (losses) on debt securities	(1,834)	(157)	7,498	(347)
Net gains on investment securities	$558	$3,777	$18,556	$10,219

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $1.6 million and $15.0 million for the three and six months ended June 30, 2024 and $1.4 million and $3.4 million for the three and six months ended June 30, 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Proceeds from sales	$110,240	$183,566	$412,750	$274,777
Gross realized gains	7,549	7,014	21,228	10,442
Gross realized (losses)	(4,661)	(5,741)	(12,573)	(12,212)

At June 30, 2024, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$26,903
After 1 year through 5 years	11,678
After 5 years through 10 years	9,426
After 10 years through 15 years	10,668
After 15 years through 20 years	5,467
After 20 years	497
$64,639

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

For investment securities, Level 2 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
are equal to net asset value (“NAV”). For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. Management of the Company independently verifies the information provided by pricing services. Uncategorized investments include common/collective investment trusts, which are measured at NAV at the end of each reporting period. Audited financial statements are received for each fund and reviewed by the Company annually. Fair value for these collective investment trusts is measured using a practical expedient provided under GAAP that allows the NAV per share to be used as fair value for investments in certain entities that do not have readily determinable fair values and are considered to be investment companies. Investments valued using this practical expedient are not required to be presented within the GAAP fair value hierarchy.

Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
June 30, 2024
Cash and cash equivalents	$122,964	$122,964	$—
Equity securities:
Corporate stocks, common	83,258	83,258	—
Corporate stocks, preferred	—	—	—
Mutual funds and other	131,525	131,525	—
Available-for-sale debt securities:
U.S. government	22,189	22,189	—	$254
Municipals	34,813	—	34,813	785
Corporate and other	7,637	—	7,637	124
Investments categorized within the fair value hierarchy	$402,386	$359,936	$42,450	$1,163
Uncategorized Collective Investment Trust	38,844	—	—
Total investment securities	$441,230	$359,936	$42,450

December 31, 2023
Cash and cash equivalents	$93,873	$93,873	$—
Equity securities:
Corporate stocks, common	77,422	77,422	—
Corporate stocks, preferred	4,323	504	3,819
Mutual funds and other	57,966	57,966	—
Available-for-sale debt securities:
U.S. government	35,113	34,522	591	$2,055
International government	8,735	—	8,735	104
Municipals	53,436	—	53,436	2,872
Corporate and other	113,540	—	113,540	9,285
Total investment securities	$444,408	$264,287	$180,121	$14,316

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
June 30, 2024	(In thousands)
PNMR	$4,837,764	$4,511,857
PNM	2,461,304	2,278,988
TNMP	1,376,927	1,232,842

December 31, 2023
PNMR	$4,521,811	$4,260,509
PNM	2,261,780	2,107,588
TNMP	1,260,880	1,152,922

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At June 30, 2024, PNMR had unrecognized expense related to stock awards of $7.6 million, which is expected to be recognized over an average of 1.7 years.

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

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the six months ended June 30, 2024:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2023	212,080	$40.33
Granted	239,982	32.43
Released	(165,583)	38.27
Forfeited	—	—
Outstanding at June 30, 2024	286,479	$34.91

Included, as granted and released, in the table above are 80,492 previously awarded shares that were earned for the 2021 - 2023 performance measurement period and ratified by the Board in February 2024 (based upon achieving targets at above “target”, below “maximum” levels). Excluded from the table above are 141,041, 139,825, and 201,916 shares for the three-year performance periods ending in 2024, 2025 and 2026 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

On December 4, 2023, the Company entered into a retention agreements with its Chairman and Chief Executive Officer and its Senior Vice President and General Counsel under which they would be awarded a total of 26,766 and 8,922 respectively of restricted stock rights if they remained employed through the award’s vesting date which is the earliest of 24 months from the grant date, the closing of the Merger, or six months following the termination of the Merger. Upon the notice from Avangrid regarding the termination of the Merger Agreement as of December 31, 2023, these awards vested on June 30, 2024.

On December 4, 2023, the Company entered into a retention agreement with its President and Chief Operating Officer under which he would receive a retention bonus of $1.0 million to be paid in increments beginning in December 2023 and continuing each December until 2025. On April 8, 2024, pursuant to the retention agreement, the Board elected to convert the unvested portion of the retention bonus of $0.8 million, into restricted stock rights whereby each share of restricted stock is equal to one share of Company stock as of the first trading day after expiration of the current black-out period. On May 3, 2024, subsequent to the expiration of the black-out period, 19,851 restricted stock rights were awarded that will vest in accordance with the original terms of the retention agreement.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Six Months Ended June 30,
Restricted Stock	2024	2023
Weighted-average grant date fair value	$32.43	$45.00
Total fair value of restricted shares that vested (in thousands)	$6,180	$9,622

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9)   Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt, enter into term loan arrangements, or equity arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities, term loans, and other debt agreements contains a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the PNMR agreements, this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements, this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities, term loans, and other debt agreements generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

On May 16, 2023, PNM filed a shelf registration statement that provides for the issuance of up to $650.0 million of SUNs that expires in May 2026.

On March 2, 2022, PNMR filed a shelf registration that provides for the issuance of various types of debt and equity securities. The PNMR shelf registration statement expires in March 2025.

Financing Activities

On May 6, 2024, PNMR entered into a distribution agreement with BofA Securities, Inc., Citigroup Global Markets, Inc., MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as sales agents and Bank of America, N.A., Citibank, N.A., MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, and Wells Fargo Bank, N.A., as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock, no par value, through the sales agents (the “PNMR 2024 ATM Program”). Sales of the shares made pursuant to the distribution agreement, if any, may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. Actual sales will depend on a variety of factors to be determined by the Company, including (among others) market conditions, the trading price of PNMR’s common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. PNMR did not receive any proceeds upon the execution of this agreement. The Company also may enter into forward stock purchase transactions, pursuant to the distribution agreement, in which forward purchasers may borrow from third parties and, through a sales agent acting as a forward seller, sell a number of shares equal to the number of shares of the Company’s common stock to hedge the agreement. Although the Company expects to settle any forward stock purchase transaction with fully physical settlement, except in certain specified circumstances, PNMR has the option to elect physical, cash, or net share settlement of the forward stock purchase transactions. The Company will not receive any proceeds from the sale of borrowed shares of common stock by a forward seller. The Company expects to receive proceeds from the sale of shares directly by sales agents or upon future physical settlement(s) in connection with the forward stock purchase transaction, in which latter case the Company will expect to receive, subject to certain adjustments, aggregate net cash proceeds at settlement equal to the number of shares underlying the relevant forward agreement, multiplied by the relevant forward sale price.

During the second quarter of 2024, PNMR entered into a forward sale agreement with a forward purchaser for the sale of 262,025 shares of common stock, under the PNMR 2024 ATM Program (the “Q2 2024 Forward Sale Agreement”). The initial forward sale price of $37.77 per share is subject to adjustments based on a net interest rate factor and by future dividends paid on PNMR common stock as specified in the forward sale agreement. PNMR did not initially receive any proceeds upon the execution of this agreement and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement of the forward sale agreements on or before a date that is 12 months from the agreement effective date. As of June 30, 2024, no shares have been settled under the Q2 2024 Forward Sale Agreement.

On May 10, 2024, PNM entered into a $200.0 million term loan agreement (the “PNM 2024 Term Loan”), among PNM, the lenders party thereto and U.S. Bank National Association, as administrative agent. PNM used the proceeds of the PNM 2024 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2024 Term Loan bears interest at a variable rate, which was 6.33% at June 30, 2024, and must be repaid on or before November 10, 2025.

On June 10, 2024, PNMR issued $500.0 million aggregate principal amount of junior subordinated convertible notes due 2054 (the “Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Act. The Convertible Notes are unsecured obligations of the Company and rank junior and subordinate in right of payment to the prior payment in full of the Company’s existing and future senior indebtedness. The Convertible Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears on June 1 and December 1, and mature on June 1, 2054, unless earlier converted, redeemed, or repurchased in accordance with their terms. On June 21, 2024, PNMR issued an additional $50.0 million aggregate principal amount of the Convertible Notes, pursuant to an overallotment option granted by PNMR to the initial purchasers of the $500.0 million Convertible Notes. Proceeds from the Convertible Notes were used to prepay $449.0 million of borrowings under the PNMR 2021 Delayed Draw Term Loan and $90.0 million of borrowings under the PNMR 2023 Term Loan, without penalty, and for other corporate purposes.

PNMR may not redeem the Convertible Notes prior to June 6, 2029, except upon the occurrence of certain tax events, rating agency events or treasury stock events (each, a “special event”). PNMR may redeem for cash all, but not less than all, of the Convertibles Notes upon the occurrence of a special event at any time, at its option, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, PNMR may redeem for cash all or part (subject to certain limitations on partial redemptions) of the Convertible Notes, at its option, on or after June 6, 2029, at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of PNM Resources’ common stock has been at least 130% of the conversion price of the convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which PNMR provides notice of redemption. In each case, PNMR will not, and will not be permitted to, issue a notice of redemption, or specify a redemption date, during any interest deferral period.

Prior to the close of business on the business day immediately preceding December 1, 2053, the Convertible Notes will be convertible at the option of the holders only under certain conditions. On or after December 1, 2053 until the close of business on the second business day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes at their option, at any time, at the conversion rate then in effect, irrespective of these conditions. Upon conversion of the Convertible Notes, PNMR will pay cash, or deliver an equal aggregate principal amount of a newly issued series of its nonconvertible junior subordinated notes with the same terms as the Convertible Notes (other than the conversion features and certain features in relation to redemption rights), in either case, up to the aggregate principal amount of the Convertible Notes being converted, and deliver shares of PNMR’s common stock in respect of the remainder, if any, of PNMR’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

The conversion rate for the Convertible Notes will initially be 22.4911 shares of PNMR’s common stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $44.46 per share of common stock. The initial conversion price of the Convertible Notes represents a conversion premium of 17.5% above the last reported sale price of PNMR’s common stock on June 4, 2024. The conversion rate and the corresponding conversion price will be subject to adjustment by certain events such as increased dividends but will not adjust for any accrued or unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes or if PNMR delivers a notice of a special event redemption, PNMR will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event or such notice of special event redemption, as the case may be.

PNMR issued the Convertible Notes pursuant to an indenture (the “Convertible Notes Indenture”) dated as of June 10, 2024 between PNMR and Computershare Trust Company, N.A., as trustee. The Convertible Notes are subject to continuing compliance with the representations, warranties, and covenants set forth in the Convertible Notes Indenture, which include the customary covenants discussed above. In the event of a fundamental change, as defined in the Convertible Notes Indenture, PNMR may be required to repurchase, for cash, the aggregate principal amount of Convertible Notes plus accrued interest. PNMR may not redeem the Convertible notes prior to June 6, 2029 except upon the occurrence of a special event as defined in the Convertible Notes Indenture.

So long as no event of default with respect to the Convertible Notes has occurred and is continuing, PNMR may, at its option, defer interest payments on the Convertible Notes on one or more occasions for up to 20 consecutive semi-annual interest payment periods. During any deferral period, interest on the Convertible Notes will continue to accrue at the then-applicable interest rate on the Convertible Notes. In addition, during any deferral period, interest on deferred interest will accrue at the then-applicable interest rate on the Convertible Notes, compounded semi-annually, to the extent permitted by applicable law.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At December 31, 2023, PNM had outstanding $37.0 million of 3.00% PCRBs and $125.0 million of 1.15% PCRBs issued by the City of Farmington, New Mexico with a mandatory remarketing date of June 1, 2024 and final maturities of June 2040 and $36.0 million of 3.00% PCRBs issued by Maricopa County, Arizona with a mandatory remarketing date of June 1, 2024 and a final maturity of January 2038. On June 3, 2024, PNM remarketed these PCRBs aggregating $198.0 million to new investors at 3.875% with a mandatory tender date of June 1, 2029.

On March 28, 2024, TNMP entered into an agreement (the “TNMP 2024 Bond Purchase Agreement”) with institutional investors for the sale of $285.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the “TNMP 2024 Bonds”) offered in private placement transactions. TNMP issued the first two series on March 28, 2024, consisting of $32.0 million at a 5.26% interest rate, due March 28, 2029, and $85.0 million at a 5.55% interest rate, due March 28, 2036. The third and fourth series were issued on July 1, 2024, consisting of $40.0 million at a 5.65% interest rate, due July 1, 2039, and $128.0 million at a 5.79% interest rate, due July 1, 2054. The proceeds were used to repay existing debt, including the $80.0 million of 4.03% TNMP FMBs that were due July 2024 and borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP 2024 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indentures governing the TNMP 2024 Bonds. The terms of the supplemental indentures governing the TNMP 2024 Bonds include the customary covenants discussed above. In the event of certain changes of control of PNMR or TNMP, TNMP will be required to offer to prepay the TNMP 2024 Bonds at par. TNMP has the right to redeem any or all of the TNMP 2024 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

On June 30, 2023, PNMR entered into a $500.0 million term loan agreement (the “PNMR 2023 Term Loan”) among PNMR, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. The proceeds were used to prepay an equal amount of the PNMR 2021 Delayed Draw Term Loan, without penalty. The PNMR 2023 Term Loan has a balance of $410.0 million, bears interest at a variable rate, which was 6.79% at June 30, 2024, and matures on June 30, 2026.

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

On November 10, 2022, PNMR entered into a distribution agreement with BofA Securities, Inc., MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as sales agents and Bank of America, N.A., MUFG Securities EMEA plc and Wells Fargo Bank, N.A., as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
sales price of $200.0 million of its common stock, no par value, through the sales agents (the “PNMR 2022 ATM Program”). Sales of the shares made pursuant to the distribution agreement may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. PNMR did not receive any proceeds upon the execution of this agreement.

Throughout 2023, PNMR entered into the forward sale agreements listed below, for the sale of shares of PNMR common stock. On December 15, 2023, PNMR physically settled the forward purchases under the PNMR 2022 ATM Program and used the proceeds to repay borrowings under the PNMR Revolving Credit Facility and for other corporate purposes. Gross cash proceeds shown below were reduced by $1.0 million in issuance costs resulting in net cash proceeds of $198.2 million.

Forward completion	Initial forward price	Shares	Settlement price	Settlement amount
				(in thousands)
March 15, 2023	$48.49	504,452	$49.00	$24,720
March 20, 2023	48.30	528,082	48.78	25,758
May 30, 2023	47.56	244,639	47.99	11,741
June 30, 2023	44.87	804,477	45.07	36,257
September 26, 2023	44.03	2,283,860	44.11	100,734
		4,365,510		$199,210

At June 30, 2024, variable interest rates were 6.39% on the PNMR 2021 Delayed-Draw Term Loan that matures in May 2025, 6.79% on the PNMR 2023 Term Loan that matures in June 2026, and 6.33% on the PNM 2024 Term Loan that matures in November 2025.

Hedging Arrangements

PNMR has entered into hedging agreements that establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in PNMR’s credit rating.
As of June 30, 2024, PNMR’s hedging agreements are as follows:

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

These hedge agreements are accounted for as cash flow hedges. The fair value of these hedges was a gain of $6.2 million at June 30, 2024. A fair value gain of $5.3 million is included in Other current assets and $0.9 million is included in Other deferred charges on the Condensed Consolidated Balance Sheets. The fair value was determined using Level 2 inputs under GAAP, including using forward SOFR curves under the mid-market convention to discount cash flows over the remaining term of the agreements.

Short-term Debt and Liquidity

As of June 30, 2024, the PNMR Revolving Credit Facility had a financing capacity of $300.0 million and the PNM Revolving Credit Facility had a financing capacity of $400.0 million. On April 1, 2024, PNMR and PNM amended their respective revolving credit facilities, extending their maturity to March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 20, 2026. As of June 30, 2024, the TNMP Revolving Credit Facility had a capacity of $200.0 million. On April 1, 2024, TNMP entered into a new $200.0 million Revolving Credit Facility

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
that replaced the $100.0 million Revolving Credit Facility. The new $200.0 million Revolving Credit Facility is secured by $200.0 million aggregate principal amount of TNMP first mortgage bonds and has a maturity of March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR. Short-term debt outstanding consists of:

	June 30, 2024		December 31, 2023
	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
	(In thousands)		(In thousands)
PNM:
PNM Revolving Credit Facility	$30,600	6.67%	$107,500	6.69%
PNM New Mexico Credit Facility	40,000	6.69	30,000	6.71
	70,600		137,500

TNMP Revolving Credit Facility	100,600	6.31	55,100	6.32

PNMR Revolving Credit Facility	155,200	6.93	69,300	6.96
	$326,400		$261,900

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at June 30, 2024 that reduce the available capacity under their respective revolving credit facilities. PNMR also had $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of June 30, 2024 and December 31, 2023, neither PNM nor TNMP had any intercompany borrowings from PNMR. PNMR Development had zero and $2.3 million in short-term borrowings outstanding from PNMR at June 30, 2024 and December 31, 2023. PNMR had no intercompany borrowings from PNMR Development at June 30, 2024 or December 31, 2023.

PNM has $2.5 million and $3.4 million in scheduled payments due for the ETBC I Securitized Bonds in August 2024 and February 2025 and $104.0 million of SUNs that are due in May 2025. TNMP had $80.0 million of FMBs that were due in July 2024 and were repaid with the proceeds from the TNMP 2024 Bonds that were issued on July 1, 2024. PNMR has $51.0 million outstanding under the PNMR 2021 Delayed Draw Term Loan that matures in May 2025. The Company’s debt arrangements have various maturities and expiration dates. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2024	2023	2024	2023	2024	2023
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	5,428	5,914	597	676	124	135
Expected return on plan assets	(7,757)	(7,299)	(1,391)	(1,243)	—	—
Amortization of net loss	2,662	2,645	—	—	50	38
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$333	$1,260	$(794)	$(567)	$174	$173

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2024	2023	2024	2023	2024	2023
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	10,855	11,827	1,194	1,352	248	270
Expected return on plan assets	(15,514)	(14,598)	(2,782)	(2,485)	—	—
Amortization of net loss	5,323	5,291	—	—	100	76
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$664	$2,520	$(1,588)	$(1,133)	$348	$346

PNM did not make any contributions to its pension plan trust in the three and six months ended June 30, 2024 and 2023 and does not anticipate making any contributions to the pension plan in 2024 through 2028 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.5%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the three and six months ended June 30, 2024 and 2023, however, a portion of the disbursements attributable to the OPEB trust is paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2024 and were less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023. These payments are expected to total $0.2 million in 2024 and $10.1 million for 2025-2028. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.3 million and $0.6 million in the three and six months ended June 30, 2024 and $0.2 million and $0.6 million in the three and six months ended June 30, 2023 and are expected to total $1.2 million during 2024 and $4.4 million for 2025-2028.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2024	2023	2024	2023	2024	2023
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$6	$6	$—	$—
Interest cost	554	600	97	107	4	3
Expected return on plan assets	(687)	(675)	(128)	(121)	—	—
Amortization of net (gain) loss	139	109	(160)	(190)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$6	$34	$(185)	$(198)	$4	$3

	Six Months Ended June 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2024	2023	2024	2023	2024	2023
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$11	$11	$—	$—
Interest cost	1,107	1,201	193	213	8	6
Expected return on plan assets	(1,374)	(1,349)	(257)	(241)	—	—
Amortization of net (gain) loss	278	219	(321)	(380)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$11	$71	$(374)	$(397)	$8	$6

TNMP did not make any contributions to its pension plan trust in the three and six months ended June 30, 2024 and 2023 and does not anticipate making any contributions to the pension plan in 2024 through 2027 based on current law, funding requirements, and estimates of portfolio performance. In 2028, TNMP does anticipate making a contribution of $0.2 million based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.5%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and six months ended June 30, 2024 and 2023 and does not expect to make contributions to the OPEB trust during the period 2024-2028. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero and less than $0.1 million in the three and six months ended June 30, 2024 and were zero in the three and six months ended June 30, 2023 and are expected to total $0.1 million during 2024 and $0.2 million in 2025-2028.

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

PNM estimates that it will incur approximately $55.6 million (in 2023 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS for the remaining term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At June 30, 2024 and December 31, 2023, PNM had a liability for interim storage costs of $12.2 million and $11.0 million, which is included in other deferred credits.

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

In 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. In 2019, EPA finalized the draft guidance that was previously released as a companion to the regional haze rule revisions, and EPA clarified that guidance in a memorandum issued in 2021. SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM retired its share of SJGS in 2022. On August 30, 2022, EPA published in the Federal Register an official “Finding of Failure to Submit” for states, including New Mexico, that have not yet submitted a round 2 regional haze SIP. This action by

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
EPA starts a 2-year clock for it to issue a Federal Implementation Plan (FIP). NMED’s current timeline indicates the proposed SIP will be submitted to EPA by Fall 2024.

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

On May 23, 2023, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule, and EPA finalized those rules on May 9, 2024. The final rules include revised new source performance standards under Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under Section 111(d) requiring states to develop standards of performance for greenhouse gas emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either CCS (long-term) or natural gas co-firing (medium-term), or exempt from the rule via early retirement, and the standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). We are currently determining what impact, if any, the final rule will have on our business, results of operation, and financial condition.

Because the CAA 111 rule does not contain provisions for existing natural gas units, on March 26, 2024, EPA announced it was opening a non-regulatory docket and issued framing questions to gather input about ways to design a stronger, more durable approach to GHG regulation of existing gas combustion turbines. The docket was open for public comment from March 26, 2024 to May 28, 2024 and the agency held a policy forum to bring stakeholders together to share ideas with EPA and others. The agency has indicated that it plans to re-propose emission guidelines for existing natural gas units in December 2024.

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

PNM’s review of the GHG emission reductions standards that have or may occur as a result of legislation or regulation under the Biden Administration is ongoing. We are currently determining what impact, if any, the final rules will have on our business, results of operation, and financial condition.

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

In 2019, EPA issued findings that several states, including New Mexico, had failed to submit interstate transport SIPs for the 2015 8-hour ozone NAAQS, triggering an obligation for EPA to issue a federal implementation plan within two years. In response, NMED submitted a Good Neighbor SIP on July 27, 2021 that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard. Nevertheless, when EPA failed to approve the SIP or issue a FIP within two years of the finding of failure to submit, multiple parties filed a deadline suit against EPA, resulting in a consent decree requiring EPA to issue a FIP or approve a SIP for New Mexico by a deadline of no later than June 1, 2024, which was later extended to August 30, 2024. On March 15, 2023, EPA Administrator Regan signed a final action imposing a FIP on multiple states but did not include a FIP for New Mexico because EPA had not proposed a FIP for the state because the most up to date modeling available at proposal confirmed the state did not contribute to downwind ozone nonattainment or maintenance areas. However, the updated modeling EPA used in the final rule indicated that New Mexico may be significantly contributing to one or more non-attainment or maintenance areas. In light of that modeling result, on February 16, 2024, the EPA published a proposed rule partially disapproving the SIPs for New Mexico and four other states (Arizona, Iowa, Kansas, Tennessee) and expanding the Good Neighbor Federal Implementation Plan (FIP) to apply to these states. In denying the NMED-submitted SIP, the EPA concluded that the SIP was incomplete and did not contain the necessary provisions to prohibit emission from sources within the state from interfering with maintenance of the 2015 ozone NAAQS in downwind areas, specifically a maintenance-only receptor in the El Paso area. The FIP aspect of the proposed rule would require fossil fuel-fired power plants in these five states to participate in an allowance-based ozone season NOX emissions trading program beginning in 2025. Comments on the proposed rule were due May 16, 2024. PNM submitted company-specific comments on the proposal on the due date. EPA is targeting September 2024 for a final rule.

Of importance in considering the possibility of a Good Neighbor FIP for New Mexico, are the many court challenges to EPA’s earlier rulemaking disapproving SIPs and imposing a FIP on 23 states. Numerous courts of appeal have already determined that those challenges are likely to succeed and therefore issued stays of EPA’s SIP disapprovals for about half of the states subject to the FIP. In light of those stays, the US Supreme Court granted a stay of the Good Neighbor FIP issued to the 23 states on June 27, 2024, pending the disposition of the applicants petitions for review at the U.S. Court of Appeals for the D.C. Circuit. This court activity may impact the viability of EPA’s multi-state trading program as to New Mexico.

PM Standard – On January 27, 2023, EPA published, in the Federal Register, a proposal to lower the annual fine PM standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine particulate matter standard, the daily coarse particulate matter standard, and the secondary PM standards. The final rule was published on March 6, 2024, lowering the primary annual PM 2.5 NAAQS to 9 ug/m3. The rule is effective May 6, 2024. States will have until March 2032 to attain compliance with the new standard. During the multi-year implementation process, the NMED will designate attainment/nonattainment areas by March 6, 2026, and submit a State Implementation Plan to EPA by September 6, 2027. This implementation process also applies to the Albuquerque-Bernalillo County Environmental Health Department who may combine efforts with NMED. Bernalillo County does not currently meet the 9 ug/m3 standard which may impact future air permitting activities at Rio Bravo and Reeves Generating Stations if the county is designated as nonattainment. Beginning May 6, 2024, the new standard will be used when conducting required modeling for permit applications and revisions. Although the lower standard is expected to result in new nonattainment areas throughout the country and could prompt additional PM control requirements, PNM cannot predict the impacts of the outcome of future rulemaking.

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

On May 9, 2024, EPA published a final rule to revise ELGs under the Clean Water Act for the Steam Electric Power Generating Point Source Category. This final supplemental rule updates the technology-based ELGs applicable to flue gas desulfurization wastewater, bottom ash transport water, and legacy wastewater at existing sources, and combustion residual leachate at new and existing sources.

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

In 2021, NMED approved both the field work plans required for site characterization and associated work activities which were completed by the end of 2022 and a report was submitted to the NMED in 2023. Groundwater sampling for the abatement plan’s first semiannual work was completed in 2023, and the associated report was completed and submitted to the NMED. In addition, the work plan for the 2023 CAF work was completed and submitted to the NMED in July 2023. NMED approved this work plan in December 2023. The activities from the work plan include the installation of three monitoring wells and additional rounds of groundwater sampling and are anticipated to begin in August 2024.

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

On May 8, 2024, EPA published a final rule that extends federal CCR regulatory requirements to (1) inactive CCR surface impoundments at inactive utilities and (2) CCR management units (“CCRMU”), including CCR impoundments and landfills that closed prior to the effective date of the 2015 CCR rule, inactive CCR landfills, and other areas where CCR is managed directly on the land. EPA included deferral options for smaller CCRMU containing between one and 1,000 tons of CCR, CCRMU located beneath critical infrastructure or large buildings or structures vital to the continuation of current site activities, and CCRMU that closed prior to the effective date of the new rule. EPA also codified the controversial definitions of infiltration and liquids that are being litigated in the DC Circuit. SJGS does not have regulated CCR units under the 2015 federal CCR regulatory program but will be required to conduct the two-part CCRMU facility evaluation process as set forth in the rule.

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

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. PNM and Westmoreland have entered into an agreement under which mine reclamation services for SJGS would be provided. A mine reclamation costs study was completed in 2024 and PNM remeasured its liability, which resulted in an increase in overall reclamation costs of $20.9 million, due

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
primarily to higher inflationary factors. As a result, PNM recorded an increase of $17.0 million in the liability at June 30, 2024 related to the underground mine in regulatory assets on the Condensed Consolidated Balance Sheets. In addition, PNM recorded an increase of $4.0 million in the liability and a decrease of $0.5 million in Deferred Regulatory assets at June 30, 2024 related to the surface mine as a regulatory disallowance of $4.5 million on the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2024, due to the fact that the NMPRC has capped the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million. PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation. In connection with certain mining permits relating to the operation of the San Juan mine, Westmoreland was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of Westmoreland, PNMR entered into the WFB LOC Facility under which letters of credit aggregating $30.3 million have been issued.

A coal mine reclamation study for the mine that serves Four Corners was issued in 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA.

Based on the most recent estimates, PNM’s remaining payments as of June 30, 2024 for mine reclamation, in future dollars, are estimated to be $46.5 million for the surface mines at both SJGS and Four Corners and $59.7 million for the underground mine at SJGS. At June 30, 2024 and December 31, 2023, liabilities, in current dollars, of $39.9 million and $50.0 million for surface mine reclamation and $48.6 million and $26.2 million for underground mine reclamation were recorded in other deferred credits.

The SJGS owners are parties to a reclamation trust funds agreement to provide financial assurance for post-term coal mine reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and meet year-end funding targets set by funding curves that are approved by the SJGS ownership. PNM began using its mine reclamation trust to pay for final mine reclamation costs in April 2023. Because the trust agreement requires meeting specific funding targets at year end, it may be necessary for PNM to make additional contributions to meet those targets. PNM funded $2.7 million in 2023. The recently completed and approved mine reclamation cost study resulted in an update to the trust’s funding curves. Based on PNM’s reclamation trust fund balance at June 30, 2024, and current funding curve targets, PNM anticipates contributing $21.5 million in 2024, $3.6 million in 2025, and $3.7 million in 2026.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $3.2 million in 2024 and $0.2 million in 2023. PNM anticipates providing additional funding of $1.9 million in 2025 and $2.8 million in 2026.

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

SJGS Decommissioning

On November 9, 2021, the San Juan County Commission approved the Coal-Fired Electricity Generating Facility Demolition and Remediation Ordinance (“Ordinance 121”), requiring the full demolition of SJGS upon its complete and permanent closure. Ordinance 121 required the SJGS owners to submit a proposed demolition and remediation plan no later than three months after SJGS was retired. The SJGS owners submitted the decommissioning and remediation plan on December 28, 2022. In connection with restructuring of the SJGS ownership on December 31, 2017, PNM and the other SJGS owners entered into the San Juan Decommissioning and Trust Funds Agreement, which requires PNM to fund its ownership share of final decommissioning costs into an irrevocable trust. Under the agreement, PNM made an initial funding of $14.7 million in December 2022. The amount and timing of additional trust funding is subject to revised decommissioning cost studies and agreement among the SJGS owners. PNM began using its decommissioning trust to pay for demolition and decommissioning costs in October 2023. PNM has posted a surety bond in the amount of $46.0 million in connection with certain environmental decommissioning obligations and must maintain the bond or other financial assurance until those

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
obligations are satisfied. The surety bond only represents a liability if the SJGS owners fail to deliver on its contractual liability. For information regarding the impact of Ordinance 121 on PNM’s SJGS decommissioning ARO see Note 15 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

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

PVNGS Liability and Insurance Matters

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. The insurance limit is subject to an adjustment every five years based upon the aggregate percentage change in the CPI. The most recent adjustment took effect on October 5, 2023. As of that date, in accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $16.3 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $500 million, which is provided by American Nuclear Insurers. The remaining $15.8 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. The maximum retrospective premium per reactor under the program for each nuclear liability incident is $165.9 million, subject to a maximum annual premium of $24.7 million per incident. Based on PNM’s ownership interest in the three Palo Verde units, PNM’s maximum retrospective premium per incident for all three units is $36.3 million, with a maximum annual payment limitation of $5.4 million, to be adjusted periodically for inflation.

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

General Liability Insurance Matters

As noted above, the Company assesses legal and regulatory matters based on current information and makes judgments concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of any damages sought, and the probability of success. The Company records liabilities for matters where it is probable a loss has been incurred and the amount of loss is reasonably estimatable. The Company maintains various insurance programs, including general liability insurance coverage which provides coverage for personal injury, property damage, or wrongful death cases. In certain cases an accrued liability is recorded on a gross basis, with a corresponding receivable also recorded for any probable insurance recoveries. As of June 30, 2024 PNM recorded approximately $42 million of current liabilities and a corresponding receivable for general liability claims where the amount of loss is reasonably estimatable and insurance recovery is confirmed. Management does not anticipate that the liabilities arising from such claims would exceed insurance limits and would have a material effect on the Company’s financial position, liquidity, or results of operations.

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

In March 2024, notice of appeals were separately filed with the NM Supreme Court by NEE and PNM, and a joint notice of appeal was filed by the NM Department of Justice, Bernalillo County, and ABCWUA. Statements of issues from appellants were filed on June 5, 2024. PNM took issue with the NMPRC’s ruling on capital structure; other appellants primarily challenged the NMPRC rulings related to Four Corners and Palo Verde cost recovery. PNM cannot predict the outcome of this matter.

2025 Rate Request

On June 14, 2024, PNM filed an application with the NMPRC for a general increase in retail electric rates. The proposed base rate changes would be implemented in two phases, with the first phase effective July 1, 2025 and the second phase effective January 1, 2026. Key aspects of PNM’s request include:

•Recovery on total rate base of $3.0 billion, based on a FTY with the 12 months ending June 30, 2026
•An increase of $174.3 million in retail revenues, comprised of a $92.2 million increase in base rates and a $82.1 million increase in revenues collected under PNM’s FPPAC

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•Drivers of revenue deficiency:
◦Needed investments across distribution, transmission, and generation facilities to ensure safe, reliable delivery of electricity
◦Increased operations and maintenance expenses to meet operational needs including wildfire risk mitigation
◦Costs associated with ESAs, previously approved by the NMPRC, necessary to serve our customers
◦ROE of 10.45%
◦Proposed capital structure of 52.5% equity
◦An increased cost of borrowing
◦Adjustments to Four Corners depreciation rates to recover remaining plant investments through July 2031, the expected abandonment date of the facility
•Proposed ratemaking treatment of ESAs to be recovered through PNM’s FPPAC beginning July 1, 2025

The NMPRC has suspended PNM’s advice notice in the case for the statutory suspension period, until July 15, 2025 and the hearing examiners set a procedural schedule with a hearing to begin February 17, 2025.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a capacity of 11 MW
•Solar distributed generation, aggregating 295.7 MW at June 30, 2024, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2024 renewable energy procurement plan, which became effective on January 1, 2024, PNM proposed to collect $59.0 million for the year. PNM recorded revenues from the rider of $15.3 million and $30.6 million in the three and six months ended June 30, 2024 and $15.4 million and $34.0 million in the three and six months ended June 30, 2023. On June 3, 2024, PNM filed its renewable energy procurement plan for 2025 which proposes to collect $58.7 million for the year. PNM is not proposing any new resource procurements, and the plan states that existing projects are anticipated to exceed the applicable RPS standards of 2025, despite the standard doubling.

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

On January 14, 2022, the hearing examiner issued a RD recommending the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. The RD also states that a utility may request approval of a rate adjustment mechanism to remove regulatory disincentives to energy efficiency and load management measures and programs through a stand-alone petition, as part of the utility’s triennial energy efficiency application or a general rate case and that PNM is not otherwise precluded from petitioning for a rate adjustment mechanism prior to its next general rate case. Finally, the RD stated that the EUEA does not permit the NMPRC to reduce a utility’s ROE based on approval of a disincentive removal mechanism founded on removing regulatory disincentives to energy efficiency and load management measures and programs. The RD does not specifically prohibit a downward adjustment to a utility’s capital structure, based on approval of a disincentive removal mechanism. On April 27, 2022, the NMPRC issued an order adopting the RD in its entirety. On May 24, 2022, PNM filed a notice of appeal with the NM Supreme Court. The NM Supreme Court held oral arguments on November 13, 2023. On May 13, 2024, the NM Supreme Court issued a decision finding that the EUEA allows a utility to propose full decoupling mechanisms. The NM Supreme Court did not address the second issue regarding a downward adjustment to a utility’s capital structure based on approval of disincentive removal mechanism. PNM cannot predict the outcome of this matter.

Integrated Resource Plans

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first three years of that period. On September 14, 2022, the NMPRC adopted revisions to the IRP Rule. The new rule revamps and modernizes the planning process to accommodate increased stakeholder involvement. The IRP Rule establishes a collaborative facilitated process for a utility and stakeholders to agree on a statement of need for potential new or additional resources, as well as an action plan to guide procurement or development of resources to meet the stated need. A most-cost-effective portfolio of resources shall be derived from the statement of need analysis. The statement of need and action plan must be accepted before the utility begins the resource solicitation process

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
pursuant to the IRP Rule. Following acceptance of the statement of need and action plan, a utility will provide the NMPRC and intervenors drafts of the request for proposals (“RFP”) and a timeline for issuing, receiving, evaluating, and ranking bids. The NMPRC will then appoint an Independent Monitor (“IM”) to oversee the RFP process, which allows for parties and the IM to comment on the RFP consistency with the IRP, after which the utility issues the RFP. Within 120 days of receiving bids the utility shall provide the IM with results including pricing and non-price evaluation criteria, ranking of bids, chosen portfolio and alternatives that also meet the needs; the IM then rules on the fairness of the RFP execution. Acceptance of the statement of need and action plan will not constitute a finding of prudency or pre-approval of costs associated with the additional resources. Following the RFP and IM processes, the utility may apply for approvals, and any costs incurred to implement the action plan will be considered in a general rate case and/or resource acquisition proceeding. On October 14, 2022, PNM and other investor-owned utilities filed motions for rehearing with the NMPRC. On October 26, 2022, the NMPRC issued an order partially granting and partially denying certain aspects of PNM’s and the other investor-owned utilities’ motions for rehearing. On November 2, 2022, the NMPRC adopted an amended IRP Rule. On December 2, 2022, PNM filed an appeal with the NM Supreme Court. Two other investor-owned utilities also separately filed appeals at the NM Supreme Court. On January 3, 2023, PNM and the two other investor-owned utilities filed statements of issues with the NM Supreme Court. Among other things, the investor-owned utilities question whether the IRP Rule exceeds the NMPRC authority by imposing unauthorized requirements on utilities and extending NMPRC jurisdiction through over-broad interpretation of the statutes and state that the IRP Rule is contrary to law in its provisions for NMPRC regulation of a utility’s resource procurement decision-making. On June 5, 2023, PNM and the other two investor-owned utilities filed their Joint Brief in Chief and request for oral arguments at the NM Supreme Court. The NM Supreme Court held oral arguments on May 13, 2024. PNM cannot predict the outcome of this matter.

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

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of Securitized Bonds as provided by the ETA. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application and on July 6, 2023, the NM Supreme Court affirmed the NMPRC decision concluding that the NMPRC reasonably and lawfully denied PNM’s application for abandonment. As a result of the NM Supreme Court's decision to uphold the NMPRC's denial, the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2023 reflect a regulatory disallowance of $3.7 million. On April 23, 2024, PNM filed an interim notice informing the NMPRC that PNM’s updated analysis indicates it is in the interest of customers for PNM to remain as a participant in Four Corners until the expiration of the current coal supply agreement in 2031. PNM continues to work with the other Four Corners owners to update the necessary project agreements to reflect this continued participation.

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

2026 Resource Application

On October 25, 2023, PNM filed an application with the NMPRC seeking approval of resources to be available for the 2026 summer peak. The application included a request for approval of a 100 MW solar PPA and three battery storage agreements of 100 MW, 100 MW, and 50 MW. In addition, PNM was seeking approval of a CCN for a 60 MW battery storage system to be owned by PNM. The resources were deemed necessary for PNM to safely and reliably meet its projected system load. A hearing was held on March 20 and 21, 2024. On May 3, 2024, the hearing examiner in the case issued a RD approving PNM’s requested resources. On May 30, 2024, the NMPRC approved the RD in its entirety. On July 9, 2024 a group of New Mexico legislators filed a petition with the NM Supreme Court requesting the court grant their motion for rehearing.

Grid Modernization Application

On October 3, 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM’s application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Application. PNM also requested authorization to create related regulatory assets and liabilities, permitting PNM to record costs incurred for the development and implementation of PNM’s plan between the requested approval of the application on July 1, 2023, and the implementation of the Grid Modernization Rider by September 1, 2023; undepreciated investments associated with legacy meters being replaced with AMI meters; and over- or under-collection of costs through the Grid Modernization Rider. In addition, PNM requested approval of the proposed format of an Opt-Out Consent Form and methodology to determine PNM’s proposed cost-based opt-out fees, which includes a one-time fee and a monthly fee. Following a hearing and subsequent briefs, on May 31, 2023, the NMPRC issued an order requiring the hearing examiner to direct PNM to file a cost benefit analysis as a supplement to the application. On November 22, 2023, PNM filed the required cost benefit analysis supporting PNM’s proposed Grid Modernization plan. A hearing was held in April 2024 and post-hearing briefs and response briefs were filed in June 2024. PNM is unable to predict the outcome of this matter.

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
Transportation and Electrification Program (TEP)
On June 1, 2023, PNM filed its 2024-2026 TEP with the NMPRC, requesting approval of a $37.1 million total three-year budget and continuation of the current TEP Rider. Approximately 22% of the budget, $8.0 million, will be dedicated to low-income customers. On February 2, 2024, the hearing examiners in the case issued a RD largely approving PNM’s 2024 Plan but with modifications to certain TEP programs. On February 23, 2024, the NMPRC approved the RD with additional modifications that reduced the three-year budget by $4.0 million, for a total revised budget of $32.9 million. The TEP rider became effective on April 26, 2024.

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

On July 25, 2024, TNMP filed an application to further update its transmission rates to reflect an increase in total rate base of $20.6 million, which would increase revenues by $3.9 million annually. The application is pending before the PUCT.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following sets forth TNMP’s recent interim distribution rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 1, 2022	$95.7	$6.8
September 1, 2023	157.0	14.5
July 28, 2024	205.9	15.6

On July 30, 2024, TNMP filed its second 2024 DCRF that requested an increase in TNMP annual distribution revenue requirement of $7.8 million based on an increase in rate base of $43.7 million. The case is pending review by the PUCT.

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP’s 2022 EECRF filing requested recovery of $7.3 million, including a performance bonus of $1.9 million, and became effective March 1, 2023. On May 26, 2023, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2024. On September 28, 2023, the PUCT approved a unanimous stipulation, authorizing recovery of $6.6 million, including a performance bonus of $1.2 million based on TNMP’s energy efficiency achievements in the 2022 plan year. On May 31, 2024, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2025. The total amount requested was $7.0 million, which includes a performance bonus of $1.3 million based on TNMP’s energy efficiency achievements in the 2023 plan year. The case is pending review by the PUCT.

Hurricane Beryl

On July 8, 2024, Hurricane Beryl made landfall in the Texas Gulf Coast leaving approximately 116,000 customers in the TNMP service area, without power. TNMP is tracking storm-related restoration costs to be collected in a future regulatory proceeding.

(13)     Lease Commitments

The Company leases office buildings, vehicles, battery storage facilities, and other equipment. In addition, certain rights-of-way agreements are classified as leases. All of the Company’s leases with terms in excess of one year are recorded on the balance sheet by recording a present value lease liability and a corresponding right-of-use asset. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs, which are comprised primarily of fleet and office equipment leases commencing after January 1, 2019, are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Condensed Consolidated Statements of Earnings. See additional discussion of the Company’s leasing activities in Note 8 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

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

Land Easements and Rights-of-Ways

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. PNM’s April 2024 payment for the amount due under the Navajo Nation right-of-way lease was $8.6 million, which included amounts due under the Consumer Price Index adjustment. Changes in the Consumer Price Index subsequent to January 1, 2019 are considered variable lease payments.

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of June 30, 2024 and December 31, 2023, the unamortized balance of these rights-of-ways was $69.0 million and $56.2 million. PNM recognized amortization expense associated with these agreements of $1.0 million and $2.1 million in the three and six months ended June 30, 2024 and $0.9 million and $1.8 million in the three and six months ended June 30, 2023.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At June 30, 2024, residual value guarantees on fleet vehicle and equipment leases are $0.8 million, $1.0 million, and $1.7 million for PNM, TNMP, and PNMR Consolidated.

Battery Storage Agreements

The Company has entered into various battery storage agreements for 20-year terms that have fixed payments over the life of the agreements. The Company accounts for these agreements as operating leases and records the initial lease liabilities with corresponding right-of-use assets. In addition, the Company has elected to separate lease components from non-lease components for battery storage agreements and accordingly, does not include non-lease components in the measurement of the lease liability or right-of-use asset. The non-lease components, currently not included in the measurement of the lease liability or the corresponding right-of-use asset, comprise 25.5% of the value of the agreements.

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2024			December 31, 2023
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$175,363	$1,362	$177,285	$180,370	$1,814	$182,201
Current portion of operating lease liabilities	9,963	835	10,834	11,371	895	12,267
Long-term portion of operating lease liabilities	158,609	457	159,592	166,191	809	167,000

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2024			December 31, 2023
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Financing leases:
Non-utility property	$22,594	$24,054	$47,023	$25,425	$24,487	$49,981
Accumulated depreciation	(10,859)	(12,261)	(23,199)	(11,984)	(11,869)	(23,905)
Non-utility property, net	11,735	11,793	23,824	13,441	12,618	26,076

Other current liabilities	$3,710	$4,476	$8,268	$4,146	$4,616	$8,776
Other deferred credits	8,045	7,338	15,601	9,300	8,023	17,326

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of June 30, 2024 is presented below:

	PNM	TNMP	PNMR Consolidated
Weighted average remaining lease term (years):
Operating leases	16.74	1.41	16.60
Financing leases	3.54	2.95	3.25

Weighted average discount rate:
Operating leases	5.65%	4.26%	5.64%
Financing leases	4.77%	4.96%	4.87%

Information for the components of lease expense is as follows:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:
Battery storage leases	$2,947	$—	$2,947	$5,893	$—	$5,893
Other operating leases	1,908	237	2,157	3,967	507	4,486
Amounts capitalized	(28)	(209)	(237)	(63)	(442)	(505)
Total operating lease expense	4,827	28	4,867	9,797	65	9,874
Financing lease cost:
Amortization of right-of-use assets	1,120	1,315	2,463	2,337	2,631	5,005
Interest on lease liabilities	143	147	294	287	299	591
Amounts capitalized	(756)	(1,161)	(1,917)	(1,597)	(2,343)	(3,940)
Total financing lease expense	507	301	840	1,027	587	1,656

Variable lease expense	433	—	433	793	—	793
Short-term lease expense	148	7	165	352	12	381
Total lease expense for the period	$5,915	$336	$6,305	$11,969	$664	$12,704

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Operating lease cost:	$2,468	$401	$2,869	$6,376	$830	$7,206
Amounts capitalized	(103)	(331)	(434)	(263)	(684)	(947)
Total operating lease expense	2,365	70	2,435	6,113	146	6,259
Financing lease cost:
Amortization of right-of-use assets	1,123	1,098	2,235	2,132	2,162	4,329
Interest on lease liabilities	140	112	252	262	223	486
Amounts capitalized	(778)	(699)	(1,477)	(1,469)	(1,699)	(3,167)
Total financing lease expense	485	511	1,010	925	686	1,648

Variable lease expense	360	—	360	622	—	622
Short-term lease expense	145	1	149	292	1	299
Total lease expense for the period	$3,355	$582	$3,954	$7,952	$833	$8,828

Supplemental cash flow information related to the Company’s leases is as follows:

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	PNM	TNMP	PNMR Consolidated	PNM	TNMP	PNMR Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,701	$26	$13,737	$16,208	$155	$16,363
Operating cash flows from financing leases	94	53	152	88	38	127
Finance cash flows from financing leases	919	533	1,487	792	646	1,474

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27	$69	$663	$94	$6	$100
Financing leases	831	1,736	2,885	4,793	1,783	6,576

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future expected lease payments are shown below:

	As of June 30, 2024
	PNM			TNMP		PNMR Consolidated
		Operating					Operating
	Financing	Battery Storage	Other	Financing	Operating	Financing	Battery Storage	Other
	(In thousands)
Remainder of 2024	$2,202	$5,893	$161	$2,595	$454	$4,846	$5,893	$648
2025	3,797	11,786	7,082	4,471	787	8,357	11,786	7,935
2026	3,269	11,786	7,031	3,235	90	6,592	11,786	7,190
2027	2,026	11,786	7,035	1,800	14	3,914	11,786	7,120
2028	913	11,786	7,038	501	11	1,426	11,786	7,122
Later years	614	172,254	10,587	113	—	728	172,254	11,013
Total minimum lease payments	12,821	225,291	38,934	12,715	1,356	25,863	225,291	41,028
Less: Imputed interest	1,066	90,546	5,107	901	64	1,994	90,546	5,347
Lease liabilities	$11,755	$134,745	$33,827	$11,814	$1,292	$23,869	$134,745	$35,681

The above table includes $11.2 million, $11.6 million, and $22.8 million for PNM, TNMP, and PNMR at June 30, 2024 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At June 30, 2024, the Company has various lease arrangements that have been executed but have not yet commenced, which are primarily related to battery storage agreements. The Company currently expects lease commencement dates in 2024, with lease terms expiring in 2045, and will recognize lease assets and liabilities upon lease commencement. The expected total fixed consideration to be paid for these arrangements, which includes non-lease payments, is approximately $1.1 billion over the 20-year terms of the agreements.

(14)   Income Taxes
The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items are excluded from the estimated annual rate calculation. Such items include regulatory disallowances and excess tax benefits or deficiencies related to stock awards. At June 30, 2024, PNMR, PNM, and TNMP estimated their effective income tax rates for the year ended December 31, 2024 would be 15.29%, 14.31%, and 20.71%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

During the six months ended June 30, 2024, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further decreased by discrete items, including $1.1 million for the tax effects of regulatory disallowances at PNM and $19.5 million from the sale of NMRD at PNMR. Excess tax shortfalls related to stock awards increased tax expense by less than $0.1 million for PNMR, of which less than $0.1 million was allocated to PNM and less than $0.1 million was allocated to TNMP.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Services billings:
PNMR to PNM	$31,023	$29,142	$66,430	$60,642
PNMR to TNMP	12,885	11,333	27,121	23,727
PNM to TNMP	109	104	190	169
TNMP to PNMR	—	35	10	71
PNMR to NMRD	—	82	66	164
Renewable energy purchases:
PNM from NMRD	—	3,748	1,523	6,109
Interest billings:
PNMR to PNM	25	7	39	10
PNM to PNMR	154	143	309	273
PNMR to TNMP	22	117	179	128
Income tax sharing payments:
PNMR to PNM	—	—	—	—
TNMP to PNMR	—	—	—	—

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

In the six months ended June 30, 2024 and 2023, PNMR Development and AEP OnSite Partners each made cash contributions to NMRD of $12.6 million and $14.8 million for its construction activities.

Until the sale closing on February 27, 2024, PNMR presented its share of net earnings from NMRD in Other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD through the closing date of the sale is as follows:

	Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Operating revenues	$—	$3,975	$3,204	$6,505
Operating expenses	—	1,965	3,378	4,384
Net earnings (loss)	$—	$2,010	$(174)	$2,121

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

For its annual evaluations performed as of April 1, 2024, PNMR performed a quantitative analysis for the PNM reporting unit and a qualitative analysis for the TNMP reporting unit. The quantitative analysis, discussed above, indicated that the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 54%. The qualitative analysis, in addition to the typical considerations discussed above, considered changes in the Company’s expectations of future financial performance since the April 1, 2020 quantitative analysis and the previous qualitative analyses through April 1, 2023 performed for TNMP. This analysis considered events specific to TNMP such as the potential impacts of legal and regulatory matters discussed in Note 11 and Note 12. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2024 carrying values of PNM and TNMP exceeded their fair value. Since the April 1, 2024 annual evaluation, there have been no events or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY

Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 830,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNMR’s electric utilities are PNM and TNMP. PNMR strives to create a clean and bright energy future for customers, communities, and shareholders. PNMR’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of Environmental, Social and Governance (ESG) principles.

Recent Developments

2025 Rate Request

On June 14, 2024, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposes an increase of $174.3 million in retail revenues which is comprised of a $92.2 million increase in base rates and a $82.1 million increase in revenues collected under PNM’s FPPAC and reflects an ROE of 10.45%. The proposed base rate changes would be implemented in two phases, with the first phase effective July 1, 2025 and the second phase effective January 1, 2026. The requested changes reflect recovery of needed investments across distribution, transmission, and generation facilities to ensure safe reliable delivery of electricity, increased operations and maintenance expenses to meet operational needs including wildfire risk mitigation, necessary costs to service customers associated with ESAs previously approved by the NMPRC, and adjustments to Four Corners depreciation rates to recover remaining plant investments through July 2031, the expected abandonment date of the facility.

Business and Financial Objectives
The Company is dedicated to achieving four key business objectives:

•Maintaining strong employee safety, plant performance, and system reliability
•Delivering a superior customer experience
•Demonstrating environmental stewardship in business operations, including transitioning to a carbon-free generating portfolio by 2040
•Supporting the communities in their service territories

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

PNM joined the Western Resource Adequacy Program (“WRAP”) in April 2023 to bolster PNM’s preparations for times of critical need. WRAP is a first-of-its-kind program in the West that adds a region-wide coordination between power providers for assessing and addressing resource adequacy. This step helps ensure regional resource availability is visible and coordinated in the event PNM customers are critically impacted by a resource emergency. WRAP is currently in the non-binding phases of the program, which is expected to continue through the winter of 2026.

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

Superior Customer Experience

The Company strives to deliver a superior customer experience. In 2024, PNM continues in-person engagements with residential and business customers through customer advisory councils. These engagements have helped PNM to build and improve customer relationships and have provided PNM with valuable customer insights to gauge customer interest levels towards programs and services to be highly customer centric. Additionally, PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced digital payment options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. In 2024, PNM and the electric utility industry continues to experience a decline in customer satisfaction as measured by J.D. Power. However, PNM did achieve improvements in overall JD Power performance ranking among the overall industry and in the west mid-size region.

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

PNM continues to focus on addressing energy affordability by promoting participation in utility programs among households with high energy burden to offset high bills. PNM has implemented efforts to increase participation in low income energy efficiency programs, providing additional aid through the PNM Good Neighbor Fund, partnering with state agencies to make it easier to access funding, improving access to clean energy through expanded outreach and communication, and the implementation of low income transportation electrification programs. As a result of these communication efforts, 1,778 families in need have received emergency assistance through the PNM Good Neighbor Fund during 2024.

Environmentally Responsible Power
PNMR has a long-standing record of environmental stewardship. PNM’s environmental focus is in three key areas:

•Developing strategies to provide reliable and affordable power while transitioning to a 100% carbon-free generating portfolio by 2040
•Preparing PNM’s system to meet New Mexico’s increasing renewable energy requirements as cost-effectively as possible
•Increasing energy efficiency participation

PNMR’s corporate website (www.pnmresources.com) includes a dedicated section providing key environmental and other sustainability information related to PNM’s and TNMP’s operations and other information that collectively demonstrates the Company’s commitment to ESG principles. This information highlights plans for PNM to be coal-free no later than 2031 and to achieve a carbon-free generating portfolio by 2040.

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

PNM has announced an agreement partnering with Sandia National Laboratories in research and development projects focused on energy resiliency, clean energy, and national security. The partnership demonstrates PNMR’s commitment to ESG principles and its support of projects that further its carbon-free generation goals and plans for a reliable, resilient, and secure grid to deliver New Mexico’s clean energy future. PNM also recently joined the Electric Power Research Institute (“EPRI”) Climate READi (Resilience and Adaptation) Initiative, a three-year initiative to develop a comprehensive and consistent approach to physical climate risk and facilitate the analysis and application of appropriate climate data among all stakeholders to enhance the planning, design and operation of a resilient power system. In addition, PNM’s Time-of-Day pilot approved in the 2024 Rate Change final order incentivizes customers, through price signals, to use energy during the day when renewable generation is abundant.

The Infrastructure Investment and Jobs Act, also commonly known as the Bipartisan Infrastructure Law (“BIL”), was signed into law in 2021. This act represents a “once-in-a-generation” investment designed to modernize and upgrade America’s infrastructure. The BIL includes historic investments to upgrade the transmission and distribution systems to improve reliability and resilience, and to facilitate the deployment of more affordable and cleaner energy across the country. PNM participates in various grants including:

•A BIL grant, through DOE, in the Advanced Reliability and Resiliency Operations for Wind and Solar program. GridBeyond Ltd, as principal grantee, would receive $3.9 million in BIL funding and PNM would provide the in-kind, $3.9 million local match. The program would aim to boost confidence in renewable power investments using GridBeyond Ltd artificial intelligence (“AI”) powered distributed energy resource management system technology. The AI-powered system would be used to forecast, optimize, and control resources such as wind, solar, and batteries on PNM’s power grid in real-time, and enable GridBeyond Ltd to collect, analyze, and quantify the overall energy savings to determine how successful PNM is able to integrate these resources against a backdrop of variable renewable power output and storage;
•A joint submission with Sandia National Laboratories on a project application to DOE for the Flexible and Innovative Transformer Technologies program. The program is for modular, hierarchical, Solid State Transformer control architecture that utilizes distributed control across individual minimal complexity, minimal component-count, AC-AC converter modules and acts as a drop-in replacement for traditional transformers. PNM is anticipating to match expected costs incurred by Sandia National Laboratories of $0.4 million;
•A $2.0 million grant awarded to the National Renewable Energy Laboratory through DOE, for a project called Protection of Inverter Dependent Transmission Systems. The project seeks to further understand the behavior of the transmission grid in response to faults in high inverter-based resource (“IBR”) scenarios and to develop technologies and protection system design strategies to maintain transmission grid reliability. PNM is anticipating a $2.0 million matching contribution, which includes providing transmission system network modeling and data, participating in gap analysis related to IBR modeling for fault study and protection design, and providing field data.

PNM has also submitted concept papers for a second round of Grid Resilience and Innovation Partnership funding through DOE for the following projects:

•$32.1 million for a total grid orchestration project to develop a means of managing the operational risk of a carbon-free grid composed of highly distributed, predominantly third party owned, generation and virtual generation assets, allowing for optimal dispatching to increase Distributed Energy Resources’ (“DER”) hosting capacity, improve service quality, provide DER value stacking, and increase equity among the communities of New Mexico;
•$35.3 million to enable Virtual Power Plant (“VPP”) control on PNM’s power grid, enhancing PNM’s control systems to integrate VPP, deploying distribution and behind-the-meter assets to enable a pilot area, and enabling a VPP program between PNM and third party VPP aggregators for five substations; and
•$25.0 million for Artificial Intelligence Management (“AIM”) for the Rockies: Wildfire Mitigation to create a smart grid and advance New Mexico’s plans to implement cutting-edge technologies for wildfire mitigation. AIM for the Rockies will implement an ignition management program, using data collection on ignitions in hazardous fire areas and use wildfire cameras, acoustic sensors and AI software to model an innovative approach to wildfire mitigation that will help PNM make more informed decisions on asset and operations deployment in critical situations.

The Inflation Reduction Act of 2022 (the “IRA”) provides benefits for PNMR and its customers by extending and enhancing clean energy incentives such as the investment tax credit and production tax credit. As the Company continues its transition away from carbon emitting sources, these credits will reduce the cost of renewable investments. In addition, the IRA includes a new production tax credit for existing nuclear facilities that is expected to create an added benefit for PNM’s ownership in the carbon-free PVNGS. Other IRA provisions will encourage transportation electrification with new electric vehicle credits and added incentives for vehicle charging infrastructure.

Electric Vehicles

PNMR is building upon its ESG goal of 100% carbon-free generation by 2040 with plans for additional emissions reductions through the electrification of its vehicle fleet. Growing the number of electric vehicles within the Company’s fleet will benefit the environment and lower fuel costs furthering the commitment to ESG principles. Under the commitment, existing fleet vehicles will be replaced as they are retired with an increasing percentage of electric vehicles. The goals call for 25% of all light duty fleet purchases to be electric by 2025 and 50% to be electric by 2030.

To demonstrate PNMR’s commitment to increase the electrification of vehicles in its service territory, PNM implemented its first TEP in 2022, and received approval of its 2024-2026 TEP effective April 26, 2024. TEP supports customer adoption of electric vehicles by addressing barriers to adoption. PNM’s TEP program budget provides both residential and non-residential customers funding towards the purchase of chargers and/or behind-the-meter infrastructure, as well as customer education and outreach on EV-specific electricity rates to encourage charging during off-peak periods. Over 25% of the program budget is dedicated to low- and moderate-income customers to plan for an equitable transition to an electrified transportation sector.

PNM participates in the National Electric Highway Coalition, which plans to build fast-charging ports along major U.S. travel corridors. The coalition, with approximately 50 investor-owned electric companies is committed to providing EV fast charging ports that will allow the public to drive EVs with confidence throughout the country’s major roadways. To support this initiative, PNM’s TEP program includes the installation of a charging network along major roadways in New Mexico.

Renewable Energy
PNM’s utility-owned solar capacity, as well as solar, wind, and geothermal renewable procurements in service as of June 30, 2024, have a total net generation capacity of 1,597 MW in addition to 232 MW of utility-owned battery storage and battery storage agreements. In addition to PNM’s owned solar facilities, PNM also has a customer distributed solar generation program that represented 295.7 MW at June 30, 2024. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory, including the portfolio to replace SJGS and the PVNGS Leased Interest Abandonment Application. PNM’s approved resource plans have a generation capacity of 1,550 MW and are expected to be in operation before summer 2026. The majority of these resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the ETA, without exceeding cost requirements. For additional discussion of the ETA and 2026 Resource Application see Notes 11 and 12.
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

The Company utilizes a number of communications channels and strategic content to serve and engage its many stakeholders. PNM’s website provides the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. TNMP’s website provides information on customized energy efficiency programs and TNMP rates, in addition to other community outreach information. The Company’s website is also a resource for information about PNM’s operations and community outreach efforts, including plans for building a sustainable energy future for New Mexico and to transition to a carbon-free generating portfolio by 2040. PNM also leverages social media in communications with customers on various topics such as education, outage alerts, safety, customer service, and PNM’s community partnerships in philanthropic projects. As discussed above, PNMR’s corporate website includes a dedicated section providing additional information regarding the Company’s commitment to ESG principles and other sustainability efforts.

During the three years ended December 31, 2023, corporate giving contributed $12.5 million to civic, educational, environmental, low income, and economic development organizations. During 2023, corporate giving has maintained a strategic focus on these pillars and continues to highlight corporate citizenship through active involvement with sponsorships demonstrating PNMR’s commitment to the community. In 2023, this corporate giving included $1.0 million to support New Mexico high school students and their ability to participate in electric trade programs. In the third quarter of 2023, PNMR shareholders donated $0.6 million to a newly created PNM Summer Heat Bill Help Fund which delivered crucial relief to low and moderate income customers struggling to pay their electric bills during the record-breaking 2023 summer heatwave and $0.5 million was given to the PNM Good Neighbor Fund.

Additionally, the PNM Resources Foundation (the “Foundation”) has provided an annual average of $1.4 million in grant funding over the past three years across New Mexico and Texas. Throughout 2023, the Foundation celebrated its 40th year of serving community needs highlighting education, inclusion, the environment and community vitality and awarded $0.7 million to 44 organizations in New Mexico and Texas. During the first half of 2024, the Foundation has focused on grants for nontraditional pathways to education. These grants help nonprofits innovate or sustain programs to grow and develop their mission, develop and implement environmental programs, and provide educational opportunities. The PNM Resources Foundation continues to expand its matching and volunteer grant programs and the annual amount of matching donations available to each of its employees. The PNM Resources Foundation has also approved an increase to the amount awarded to employees, through the employee crisis management fund, who have been affected by the wildfires. In response to the South Fork and Salt wildfires that have caused devastation in the Ruidoso and Mescalero Apache Tribe communities, PNM and the PNM Resources Foundation have donated to the Ruidoso Fire Emergency Action Fund, hosted by the Community Foundation of Southern New Mexico. PNM is also collaborating with community foundations to help support the effort and direct funds where they are most needed. To support our team members impacted by Hurricane Beryl, the PNM Resources Foundation has increased the employee crisis fund, which is available to help our employees with financial support for catastrophic emergencies and basic living needs during times of crises. In addition, the Company donated $25,000 to aid our customers in storm relief in the hard-hit communities.

The Company is also committed to supporting the communities it serves in New Mexico and Texas. This support extends beyond corporate giving and financial donations from the PNM Resources Foundation to also include collaborations on community projects, low-income customer assistance programs, and employee volunteerism.

PNMR recognizes its responsibility to support programs and organizations that enrich the quality of life across its service territories and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In response to community needs, PNMR partners with other corporate funders to support nonprofits and small businesses. While its service territory does not include the Navajo Nation, PNM’s operations include generating facilities and employees in this region. The

PNM Navajo Nation Workforce Training Scholarship Program provides support for Navajo tribal members and encourages the pursuit of education and training in existing and emerging jobs in the communities in which they live. PNM has invested in paid summer college engineering internship programs for American Indian students available in the greater Albuquerque area, established the PNM Pueblo Education Scholarship Endowment to invest in higher education for Native American Indian students, and supported the development of an entrepreneur complex located in Albuquerque and operated by the Indian Pueblo Cultural Center, owned by the 19 pueblo nations of New Mexico. PNM continues to partner with the Navajo Nation in the Light up Navajo project, piloted in 2019 and modeled as a mutual aid project to connect Navajo homes without electricity to the power grid. PNM is one of 42 utilities across 16 states to participate in improving the quality of life for families by bringing electricity to over 700 homes since inception of the project. PNM has also partnered with New Mexico universities to enhance intern programs and developed a business coalition model to drive economic development through intern partnerships. PNM continues to partner with key nonprofit organizations to initiate funding and action for programs focused on diversity, equity and inclusion.

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

2026 Resource Application

On October 25, 2023, PNM filed an application with the NMPRC seeking approval of resources to be available for the 2026 summer peak. The application included a request for approval of a 100 MW solar PPA and three battery storage agreements of 100 MW, 100 MW, and 50 MW. In addition, PNM was seeking approval of a CCN for a 60 MW battery storage system to be owned by PNM. The resources were deemed necessary for PNM to safely and reliably meet its projected system load. On May 30, 2024, the NMPRC approved PNM’s requested resources in its entirety.

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

Economic Factors

TNMP – In the three and six months ended June 30, 2024, TNMP experienced a decrease of 0.7% and an increase of 0.9% in volumetric weather normalized retail load compared to 2023. Weather normalized demand-based load, excluding retail transmission consumers decreased 6.2% and 2.6% in the three and six months ended June 30, 2024 compared to 2023.
PNM – In the three and six months ended June 30, 2024, PNM experienced an increase of 2.8% and 0.6% in weather normalized residential load. Weather normalized commercial load experienced a decrease of 1.1% and an increase of 0.2% compared to 2023. In addition, PNM experienced an increase in industrial load of 7.4% and 8.7% compared to 2023.

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

Results of Operations

Net earnings attributable to PNMR were $95.2 million, or $1.05 per diluted share in the six months ended June 30, 2024 compared to $100.3 million, or $1.16 per diluted share in 2023. Among other things, earnings in the six months ended June 30, 2024 benefited from rate relief approved in PNM’s 2024 Rate Change, higher transmission and distribution rates at TNMP, higher volumetric load at TNMP, higher weather normalized retail load at PNM, warmer weather at PNM and TNMP, and increased performance on PNM’s NDT, coal mine reclamation and SJGS decommissioning investment securities. These increases were more than offset by increased operational and maintenance expense, including higher employee related, outside services and vegetation management expenses at PNM and TNMP, increased depreciation and amortization approved in PNM’s 2024 Rate Change and increased plant in service at PNM and TNMP, regulatory disallowance at PNM related to San Juan Coal Mine reclamation remeasurement, lower transmission margin at PNM, capacity arrangements at PNM, and higher interest charges at PNM, TNMP and Corporate and Other. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

As of June 30, 2024, PNMR, PNM, and TNMP have revolving credit facilities with capacities of $300.0 million, $440.0 million, and $200.0 million. Total availability for PNMR on a consolidated basis was $642.4 million at July 26, 2024. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries. For additional details regarding the Company’s revolving credit facilities see Note 9.

PNMR projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $6.8 billion for 2024 - 2028, including amounts expended through June 30, 2024. These construction expenditures include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives for investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Application.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

After considering the effects of these financings and the Company’s short-term liquidity position as of July 26, 2024, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $455.4 million through July 2025. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2024-2028 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of June 30, 2024 and July 26, 2024, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$48.0	$45.3	$2.7	$95.2	$100.3	$(5.1)
Average diluted common and common equivalent shares	90.6	86.1	4.4	90.5	86.1	4.4
Net earnings attributable to PNMR per diluted share	$0.53	$0.53	$—	$1.05	$1.16	$(0.11)

The components of the change in net earnings attributable to PNMR are:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
	(In millions)
TNMP	$5.3	$9.8
PNM	(0.4)	(13.1)
Corporate and Other	(2.2)	(1.9)
Net change	$2.7	$(5.1)

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(In millions)

Gross margin	$73.8	$61.4	$12.4	$128.8	$107.7	$21.1
Transmission and distribution costs	9.7	10.7	(1.0)	18.1	19.0	(0.9)
Depreciation and amortization	31.0	27.9	3.1	61.4	55.4	6.0
Utility margin	$114.5	$100.1	$14.4	$208.4	$182.2	$26.2

The following table summarizes the operating results for TNMP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(In millions)
Electric operating revenues	$154.4	$138.9	$15.5	$283.2	$252.8	$30.4
Cost of energy	39.9	38.8	1.1	74.8	70.7	4.1
Utility margin	114.5	100.1	14.4	208.4	182.2	26.2
Operating expenses	34.1	33.4	0.7	66.9	66.2	0.7
Depreciation and amortization	31.0	27.9	3.1	61.4	55.4	6.0
Operating income	49.3	38.7	10.6	80.1	60.5	19.6
Other income	2.8	1.6	1.2	3.9	1.9	2.0
Interest charges	(14.5)	(11.4)	(3.1)	(27.8)	(21.8)	(6.0)
Segment earnings before income taxes	37.7	28.9	8.8	56.1	40.6	15.5
Income (taxes)	(7.8)	(4.3)	(3.5)	(11.6)	(5.9)	(5.7)
Segment earnings	$29.9	$24.6	$5.3	$44.5	$34.7	$9.8

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2024	2023	Change	2024	2023	Change
Volumetric load (1) (GWh)	844.0	807.5	4.5%	1,498.2	1,435.9	4.3%
Demand-based load (2) (MW)	8,114.9	8,587.5	(5.5)%	15,523.9	15,289.1	1.5%
Average retail consumers (thousands) (3)	276.5	271.3	1.9%	275.8	270.8	1.8%

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

Operating Results – Three Months Ended June 30, 2024, compared to 2023

The following table summarizes the significant changes to gross margin:

Three Months Ended June 30, 2024
Change
Gross margin:	(In millions)

Utility margin (see below)	$14.4
Depreciation and amortization (see below)	(3.1)
Lower employee related, outside services, and vegetation management expenses, excluding administrative costs	1.1
Net Change	$12.4

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2024
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in May 2023, September 2023, and March 2024	$7.1
Distribution rate relief – Distribution cost of service rate increase in September 2023	3.5
Volumetric-based consumer usage/load – Weather normalized KWh sales decreased 0.7%; the number of volumetric consumers increased 1.9%	—
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers decreased 6.2%	(1.0)
Weather – Warmer weather in the second quarter of 2024	1.1
Impacts of fully amortized AMS charges	1.6
Deferral of excess deferred income tax benefits refunded through base rates	2.0
Rate Riders and other – Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses and depreciation and amortization	0.1
Net Change	$14.4

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2024
Change
Operating expenses:	(In millions)

Lower employee related, outside services, and vegetation management expenses	$(0.3)
Higher capitalization of administrative and general expenses due to higher construction expenditures	(1.8)
Higher allocated depreciation and amortization expense from Corporate and Other	0.9
Higher property taxes primarily due to increased utility plant in service	0.9
Higher insurance premiums primarily related to wildfire risk	0.6
Other	0.4
Net Change	$0.7

Depreciation and amortization:

Increased utility plant in service	$3.5
Other	(0.4)
Net Change	$3.1

Other income (deductions):

Higher equity AFUDC	$0.5
Higher CIAC	0.6
Other	0.1
Net Change	$1.2

Interest charges:

Issuance of first mortgage bonds in 2024	$(1.6)
Issuance of first mortgage bonds in 2023	(1.3)
Higher interest on revolving short-term borrowings	(0.3)
Other	0.1
Net Change	$(3.1)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(1.8)
Lower amortization of federal excess deferred income taxes (Note 14)	(1.7)
Net Change	$(3.5)

Operating Results – Six Months Ended June 30, 2024 compared to 2023

The following table summarizes the significant changes to gross margin:

Six Months Ended June 30, 2024
Change
Gross margin:	(In millions)

Utility margin (see below)	$26.2
Depreciation and amortization (see below)	(6.0)
Lower employee related, outside services, and vegetation management expenses, excluding administrative costs	0.9
Net Change	$21.1

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2024
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in May 2023, September 2023, and March 2024	$12.8
Distribution rate relief – Distribution cost of service rate increase in September 2023	5.9
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 0.9%; the number of volumetric consumers increased 1.9%	0.4
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers decreased 2.6%	(1.2)
Leap Year - Increase in revenue due to additional day in 2024	0.3
Weather – Warmer weather in the second quarter of 2024	1.1
Impact of fully amortized AMS charges	3.1
Deferral of excess deferred income tax benefits refunded through base rates	3.0
Rate Riders and other– Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses and depreciation and amortization	0.8
Net Change	$26.2

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2024
Change
Operating expenses:	(In millions)

Higher employee related, outside services, and vegetation management expenses	$0.2
Higher property taxes due to increased utility plant in service	1.1
Higher capitalization of administrative and general expenses due to higher construction expenditures	(2.6)
Higher allocated depreciation and amortization expense from Corporate and Other	1.8
Higher insurance premiums primarily related to wildfire risk	0.6
Other	(0.4)
Net Change	$0.7

Depreciation and amortization:

Increased utility plant in service	$6.7
Other	(0.7)
Net Change	$6.0

Other income (deductions):

Higher CIAC	$1.1
Higher equity AFUDC	0.6
Other	0.3
Net Change	$2.0

Six Months Ended June 30, 2024
Change
Interest charges:	(In millions)

Issuance of first mortgage bonds in 2024	$(1.6)
Issuance of first mortgage bonds in 2023	(3.7)
Higher interest on revolving short-term borrowings	(0.5)
Other	(0.2)
Net Change	$(6.0)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(3.3)
Lower amortization of excess deferred federal income taxes (Note 14)	(2.3)
Other	(0.1)
Net Change	$(5.7)

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

Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(In millions)

Gross margin	$124.7	$120.2	$4.5	$245.6	$260.6	$(15.0)
Energy production costs	24.6	25.6	(1.0)	46.8	48.0	(1.2)
Transmission and distribution costs	15.4	14.8	0.6	29.7	28.6	1.1
Depreciation and amortization	54.2	44.1	10.1	107.5	87.8	19.7
Utility margin	$218.9	$204.6	$14.3	$429.6	$424.9	$4.7

The following table summarizes the operating results for PNM:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(In millions)
Electric operating revenues	$333.7	$338.2	$(4.5)	$641.8	$768.4	$(126.6)
Cost of energy	114.8	133.6	(18.8)	212.2	343.5	(131.3)
Utility margin	218.9	204.6	14.3	429.6	424.9	4.7
Operating expenses	106.6	106.2	0.4	213.0	204.9	8.1
Depreciation and amortization	54.2	44.1	10.1	107.5	87.8	19.7
Operating income	58.1	54.4	3.7	109.0	132.3	(23.3)
Other income	8.3	9.1	(0.8)	33.4	20.9	12.4
Interest charges	(25.9)	(20.8)	(5.1)	(51.0)	(38.9)	(12.1)
Segment earnings before income taxes	40.5	42.7	(2.2)	91.4	114.4	(23.0)
Income (taxes) benefit	(5.8)	(7.4)	1.6	(11.6)	(19.2)	7.6
Valencia non-controlling interest	(3.8)	(4.0)	0.2	(6.8)	(9.1)	2.3
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings	$30.8	$31.2	$(0.4)	$72.7	$85.8	$(13.1)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2024	2023	Change	2024	2023	Change
	(Gigawatt hours, except customers)
Residential	794.2	734.9	8.1%	1,570.7	1,540.0	2.0%
Commercial	878.5	861.9	1.9	1,726.6	1,696.2	1.8
Industrial (1)	500.6	468.2	6.9	985.4	928.8	6.1
Public authority	50.2	51.9	(3.3)	93.7	94.7	(1.1)
Economy energy service (2)	121.4	153.8	(21.1)	285.7	301.7	(5.3)
Wholesale energy sales (3)	1,219.5	1,238.4	(1.5)	1,973.7	2,563.2	(23.0)
	3,564.4	3,509.1	1.6%	6,635.8	7,124.6	(6.9)%
Average retail customers (thousands)	552.5	547.7	0.9%	551.8	547.1	0.9%

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

Operating Results – Three Months Ended June 30, 2024, compared to 2023

The following table summarizes the significant changes to gross margin:

Three Months Ended June 30, 2024
Change
Gross margin:	(In millions)

Utility margin (see below)	$14.3
Depreciation and amortization (see below)	(10.1)
Higher plant maintenance primarily due to the remaining interests in PVNGS and gas fired plants partially offset by the disposition of the PVNGS Unit 2 Leased Interests, and lower costs at Four Corners.	(0.1)
Lower employee related, outside services, and vegetation management expenses, excluding administrative costs	0.1
Other	0.3
Net Change	$4.5

The following table summarizes the significant changes to utility margin:

Three Months Ended June 30, 2024
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 2.8% for residential customers and 7.4% for industrial customers, partially offset by decreased sales to commercial customers of 1.1%.	$5.9
Weather – Warmer weather in the second quarter of 2024	5.8
Rate relief – Increase in revenue approved in 2024 Rate Change	3.5
Transmission – Decrease in revenues primarily due to lower market prices and lower volumes in 2024	(4.5)
Capacity arrangements – Battery storage agreements starting in the third quarter of 2023	(2.9)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders	6.5
Net Change	$14.3

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2024
Change
Operating expenses:	(In millions)

Higher plant maintenance and administrative costs primarily due to the remaining interests in PVNGS and gas fired plants partially offset by the disposition of the PVNGS Unit 2 Leased Interests, and lower costs at Four Corners.	$1.4
Higher employee related, outside services, and vegetation management expenses	1.0
Regulatory disallowances in 2023	(3.7)
Higher allocated depreciation and amortization expense from Corporate and Other	2.0
Other	(0.3)
Net Change	$0.4

Three Months Ended June 30, 2024
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$2.8
Increase in depreciation approved in the 2024 Rate Change	3.7
Amortization of regulatory assets approved in the 2024 Rate Change	2.7
Amortization related to ETBC I Securitized Costs, offset in utility margin	0.8
Other	0.1
Net Change	$10.1

Other income (deductions):

Decreased performance on investment securities in the NDT, partially offset by increased performance in the coal mine reclamation trusts	$(3.2)
Lower interest income partially offset by lower trust expenses related to investment securities in the NDT, coal mine reclamation and SJGS decommissioning trusts	(0.6)
Lower non-service post-retirement benefit costs	1.1
Higher equity AFUDC	1.0
Other	0.9
Net Change	$(0.8)

Interest charges:

Lower interest on term loans	$1.5
Issuance of SUNs in April 2023	(0.9)
Higher interest on transmission interconnections and other customer deposit arrangements	(0.2)
Interest related to ETBC I Securitized Bonds, offset in utility margin	(5.0)
Other	(0.5)
Net Change	$(5.1)

Income (taxes) benefits:

Lower segment earnings before income taxes	$0.5
Higher amortization of federal excess deferred income taxes (Note 14)	0.8
Other	0.3
Net Change	$1.6

Operating Results – Six Months Ended June 30, 2024 compared to 2023

The following table summarizes the significant changes to gross margin:

Six Months Ended June 30, 2024
Change
Gross margin:	(In millions)

Utility margin (see below)	$4.7
Depreciation and amortization (see below)	(19.7)
Lower plant maintenance costs primarily due to the disposition of the PVNGS Unit 2 Leased Interests, and lower costs at Four Corners, partially offset by higher costs in the remaining interests in PVNGS and gas fired plants.	1.0
Higher employee related, outside services, and vegetation management expenses, excluding administrative costs	(0.5)
Other	(0.5)
Net Change	$(15.0)

The following table summarizes the significant changes to utility margin:

Six Months Ended June 30, 2024
Change
Utility margin:	(In millions)

Retail customer usage/load –Weather normalized retail KWh sales increased 0.6% for residential customers, 0.2% for commercial customers, and 8.7% for industrial customers	$8.2
Weather – Primarily due to warmer weather in the second quarter of 2024	2.6
Rate relief – Increase in revenue approved in 2024 Rate Change	6.9
Leap Year – Increase in revenue due to additional day in 2024	1.9
Transmission – Decrease in revenues primarily due to lower market prices and lower volumes in 2024	(17.3)
Capacity arrangements – Battery storage agreements starting in the third quarter of 2023	(7.6)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders	10.0
Net Change	$4.7

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2024
Change
Operating expenses:	(In millions)

Higher plant maintenance and administrative costs primarily due to the remaining interests in PVNGS and gas fired plants partially offset by the disposition of the PVNGS Unit 2 Leased Interests, and lower costs at Four Corners.	$0.3
Higher employee related, outside services, and vegetation management expenses	2.9
Unrecoverable portion of San Juan Coal Mine reclamation remeasurement related to the capped surface mine liability (Note 11)	4.5
Higher allocated depreciation and amortization expense from Corporate and Other	4.3
Regulatory disallowances in 2023	(3.7)
Other	(0.2)
Net Change	$8.1

Depreciation and amortization:

Increased utility plant in service	$4.9
Increase in depreciation approved in the 2024 Rate Change	8.0
Amortization of regulatory assets approved in the 2024 Rate Change	5.0
Amortization related to ETBC I Securitized Costs, offset in utility margin	1.6
Other	0.2
Net Change	$19.7

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$8.3
Lower interest income and higher trust expenses related to investment securities in the NDT, SJGS coal mine reclamation and SJGS decommissioning trusts, partially offset by higher interest and lower trust expenses for the Four Corners coal mine reclamation trust.	(2.0)
Higher equity AFUDC	2.2
Lower non-service post-retirement benefit costs	2.3
Other	1.6
Net Change	$12.4

Six Months Ended June 30, 2024
Change
Interest charges:	(In millions)

Lower interest on term loans	$4.5
Issuance of SUNs in April 2023	(3.7)
Higher interest on transmission interconnections and other customer deposit arrangements	(1.9)
Interest related to ETBC I Securitized Bonds, offset in utility margin	(10.1)
Other	(0.9)
Net Change	$(12.1)

Income (taxes) benefits:

Lower segment earnings before income taxes	$5.3
Higher amortization of federal excess deferred income taxes (Note 14)	1.7
Other	0.6
Net Change	$7.6
Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(7.4)	(6.3)	(1.1)	(15.8)	(12.7)	(3.1)
Depreciation and amortization	9.2	7.1	2.1	18.7	14.1	4.6
Operating (loss)	(1.7)	(0.8)	(0.9)	(2.8)	(1.4)	(1.4)
Other income	(0.1)	0.5	(0.6)	(15.2)	0.3	(15.5)
Interest charges	(15.5)	(13.7)	(1.8)	(30.8)	(26.1)	(4.7)
Segment (loss) before income taxes	(17.3)	(14.0)	(3.3)	(48.8)	(27.2)	(21.6)
Income (taxes) benefit	4.6	3.5	1.1	26.9	7.1	19.8
Segment (loss)	$(12.7)	$(10.5)	$(2.2)	$(22.0)	$(20.1)	$(1.9)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three and six months ended June 30, 2024 includes increases of $0.6 million and $1.1 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended June 30, 2024 compared to 2023
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended June 30, 2024
Change
Other income (deductions):	(In millions)

Lower equity method investment income due to sale of NMRD	$(1.0)
Rent income allocated to business units	0.2
Other	0.2
Net Change	$(0.6)

Interest charges:

Issuance of $550.0 million Convertible Notes	$(1.8)
$(1.8)

Income (taxes) benefits:

Higher segment loss before income taxes	$0.8
Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	1.1
Lower investment tax credit amortization	(0.5)
Other	(0.3)
Net Change	$1.1

Operating Results – Six Months Ended June 30, 2024 compared to 2023
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Six Months Ended June 30, 2024
Change
Other income (deductions):	(In millions)

Sale of NMRD equity method investment (Note 16)	$(15.1)
Lower equity method investment income due to sale of NMRD	(1.1)
Rent income allocated to business units	0.5
Other	0.2
Net Change	$(15.5)

Interest charges:

Higher interest on term loans	$(2.4)
Issuance of $550.0 million Convertible Notes	(1.8)
Higher interest on short-term borrowings	(0.7)
Other	0.2
Net Change	$(4.7)

Income (taxes) benefits:

Higher segment loss before income taxes	$5.5
Impact of difference in effective tax rates used by PNMR and its subsidiaries in the calculation of income taxes in interim periods	(0.6)
Investment Tax Credits related to the sale of NMRD	15.7
Lower investment tax credit amortization	(0.5)
Other	(0.3)
Net Change	$19.8

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2024, compared to June 30, 2023, are summarized as follows:

	Six Months Ended June 30,
	2024	2023	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$169.5	$242.4	$(72.9)
Investing activities	(479.5)	(530.3)	50.8
Financing activities	326.4	291.4	35.0
Net change in cash, cash equivalents, and restricted cash	$16.4	$3.6	$12.8

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

Major components of PNMR’s cash inflows and (outflows) from investing activities are shown below:

	Six Months Ended June 30,
	2024	2023	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(54.6)	$(41.6)	$(13.0)
Transmission and distribution	(246.0)	(232.6)	(13.4)
Nuclear fuel	(10.9)	(9.8)	(1.1)
	(311.5)	(284.0)	(27.5)
TNMP:
Transmission	(79.8)	(57.7)	(22.1)
Distribution	(173.7)	(160.8)	(12.9)
	(253.5)	(218.5)	(35.0)
Corporate and Other:
Computer hardware, software, general services, and other	(16.8)	(34.5)	17.7
	(581.8)	(537.0)	(44.8)

Other Cash Flows from Investing Activities
Proceeds from sale of plant assets (Note 13)	$2.8	$28.4	$(25.6)
Proceeds from sales of investment securities	412.8	274.8	138.0
Purchases of investment securities	(417.6)	(281.7)	(135.9)
Proceeds from sale of NMRD	116.9	—	116.9
Investments in NMRD	(12.6)	(14.8)	2.2
	102.3	6.7	95.6
Net cash flows used in investing activities	$(479.5)	$(530.3)	$50.8

Cash Flows from Financing Activities

The changes in PNMR’s cash flows from financing activities include:

•Short-term borrowings increased $64.5 million in 2024 compared to an increase of $94.5 million in 2023, resulting in a net decrease in cash flows from financing activities of $30.0 million
•In 2024, TNMP issued $117.0 million aggregate principal amount of TNMP 2024 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility, to fund capital expenditures, and for other corporate purposes
•In 2024, PNM entered into the PNM 2024 Term Loan for $200.0 million and used the proceeds to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for other corporate purposes
•In 2024, PNM remarketed $198.0 million of outstanding PCRBs to new investors
•In 2024, PNMR issued $550.0 million in junior subordinated convertible notes and used the proceeds to prepay $449.0 million of borrowings under the PNMR 2021 Delayed Draw Term Loan and $90.0 million of borrowings under the PNMR 2023 Term Loan, without penalty, and for other corporate purposes

Financing Activities

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

On March 28, 2024, TNMP entered into the TNMP 2024 Bond Purchase Agreement for the sale of $285.0 million aggregate principal amount of four series of TNMP first mortgage bonds. TNMP issued the first two series on March 28, 2024, consisting of $32.0 million at a 5.26% interest rate, due March 28, 2029, and $85.0 million at a 5.55% interest rate, due March 28, 2036. The third and fourth series were issued on July 1, 2024, consisting of $40.0 million at a 5.65% interest rate, due July 1, 2039, and $128.0 million at a 5.79% interest rate, due July 1, 2054. The proceeds were used to repay $80.0 million of 4.03% TNMP FMBs, to repay borrowings under the TNMP Revolving Credit Facility, to fund capital expenditures, and for other corporate purposes.

In May 2024, PNMR entered into the PNMR 2024 ATM Program pursuant to which PNMR may sell, from time to time, up to an aggregate amount of $100.0 million of its common stock. During the second quarter of 2024, PNMR entered into a forward sales agreement with a forward purchaser relating to the sale of 262,025 shares of common stock, under the PNMR 2024 ATM Program. The initial forward sale price of $37.77 per share is subject to adjustments based on a net interest rate factor and by future dividends paid on PNMR common stock. PNMR did not receive any proceeds upon the execution of this agreement and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement of the forward sale agreement on or before a date that is 12 months from the agreement effective dates. Refer to Note 9 for information regarding the initial forward sale price, the Company's settlement options and related accounting treatment. As of June 30, 2024, no shares have been settled under the Q2 2024 Forward Sales Agreement.

On May 10, 2024, PNM entered into the $200.0 million PNM 2024 Term Loan. PNM used the proceeds of the PNM 2024 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for other corporate purposes. The PNM 2024 Term Loan bears interest at a variable rate, which was 6.33% at June 30, 2024, and must be repaid on or before November 10, 2025.

On June 10, 2024, PNMR issued $500.0 million aggregate principal amount of Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears on June 1 and December 1 and mature on June 1, 2054, unless earlier converted, redeemed, or repurchased in accordance with their terms. On June 21, 2024, PNMR issued an additional $50.0 million aggregate principal amount of the Convertible Notes, pursuant to an overallotment option granted by PNMR to the initial purchasers of the $500.0 million Convertible Notes. Proceeds from the Convertible Notes were used to prepay $449.0 million of borrowings under the PNMR 2021 Delayed Draw Term Loan and $90.0 million of borrowings under the PNMR 2023 Term Loan, without penalty, and for other corporate purposes. See Note 9 for details related to the conversion rate and conditions for such conversion.

At December 31, 2023, PNM had outstanding $37.0 million of 3.00% PCRBs and $125.0 million of 1.15% PCRBs issued by the City of Farmington, New Mexico with a mandatory remarketing date of June 1, 2024 and final maturities of June 2040 and $36.0 million of 3.00% PCRBs issued by Maricopa County, Arizona with a mandatory remarketing date of June 1, 2024 and a final maturity of January 2038. On June 3, 2024, PNM remarketed these PCRBs aggregating $198.0 million to new investors at 3.875% with a mandatory tender date of June 1, 2029.

PNMR has entered into multiple hedging arrangements, with maturity dates of December 31, 2024 and December 31, 2025. See Note 9 for the related effective dates and terms of each arrangement. All of these hedging agreements establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in PNMR’s credit rating. These hedge agreements have been accounted for as cash flow hedges.

Capital Requirements

PNMR’s total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock.

Key activities in PNMR’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through June 30, 2024, are:

	2024	2025-2028	Total
	(In millions)
Construction expenditures	$1,216.3	$4,876.9	$6,093.2
Dividends on PNMR common stock	139.8	559.3	699.1
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,356.6	$5,438.3	$6,794.9

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives include investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Application. These investments provide for a more resilient, reliable, efficient, and decarbonized electric system. Not included in the table above are incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to PNMR. See Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the six months ended June 30, 2024, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $2.5 million and $3.4 million in scheduled payments due for the ETBC I Securitized Bonds in August 2024 and February 2025 and $104.0 million of SUNs that are due in May 2025. TNMP had $80.0 million of FMBs that were due in July 2024 and were repaid with the proceeds from the TNMP 2024 Bonds that were issued July 1, 2024. PNMR has $51.0 million in borrowings under the PNMR 2021 Delayed Draw Term Loan that matures in May 2025. See Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity
PNMR’s liquidity arrangements include the $300.0 million PNMR Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $200.0 million TNMP Revolving Credit Facility. On April 1, 2024, PNMR and PNM amended their respective revolving credit facilities, extending their maturity to March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 20, 2026. On April 1, 2024, TNMP entered into its new $200.0 million Revolving Credit Facility that has a maturity of March 30, 2029 with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. Variable interest rates under the PNMR, PNM, and TNMP revolving credit facilities are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$—	$178.2	$—	$178.2
PNM New Mexico Credit Facility	—	40.0	—	40.0
TNMP Revolving Credit Facility	17.0	100.6	11.2	100.6
PNMR Revolving Credit Facility	31.1	155.2	31.1	155.2

At June 30, 2024, the weighted average interest rates were 6.67% for the PNM Revolving Credit Facility, 6.69% for the PNM New Mexico Credit Facility, 6.31% for the TNMP Revolving Credit Facility and 6.93% for the PNMR Revolving Credit Facility.

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

As of July 26, 2024, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of July 26, 2024, is as follows:

	PNM	TNMP	PNMR Separate	PNMR Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$200.0	$300.0	$900.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	200.0	300.0	940.0

Amounts outstanding as of July 26, 2024:
Revolving Credit Facility	73.2	31.3	150.0	254.5
PNM New Mexico Credit Facility	40.0	—	—	40.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	113.2	31.3	153.1	297.6

Remaining availability as of July 26, 2024	$326.8	$168.7	$146.9	$642.4
Invested cash as of July 26, 2024	$—	$—	$0.9	$0.9

In addition to the above, PNMR has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of July 26, 2024, neither PNM or TNMP had any borrowings from PNMR under their respective intercompany loan agreements. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

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

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but does not include short-term debt or lease obligations as debt.

	June 30, 2024	December 31, 2023
PNMR
PNMR common equity	33.1%	34.1%
Preferred stock of subsidiary	0.2	0.2
Long-term debt [1]	66.7	65.7
Total capitalization	100.0%	100.0%
PNM
PNM common equity	45.5%	46.2%
Preferred stock	0.3	0.3
Long-term debt	54.2	53.5
Total capitalization	100.0%	100.0%
TNMP
Common equity	48.2%	49.5%
Long-term debt	51.8	50.5
Total capitalization	100.0%	100.0%
1 PNMR’s long-term debt as of June 30, 2024 includes Convertible Notes (Note 9), which receive 50% equity credit from ratings organizations.

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

Management is also responsible for assessing significant risks, developing and executing appropriate responses, and reporting to the Board on the status of risk activities. For example, management periodically updates the Board on the implementation of corporate environmental policy, and the Company’s environmental management systems, including the promotion of energy efficiency programs, and the use of renewable resources.  The Board is also informed of the Company’s practices and procedures to assess the impacts of operations on the environment. The Board considers issues associated with climate change, the Company’s GHG exposures, and the financial consequences that might result from enacted and potential federal and/or state regulation of GHG. Management has published, with Board oversight, a Climate Change Report available at http://www.pnmresources.com/about-us/sustainability-portal.aspx, that details the Company’s efforts to transition to a carbon-free generating portfolio by 2040.

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

As of June 30, 2024, approximately 36% of PNM’s generating capacity, including resources owned, leased, under PPAs or battery storage agreements, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG emissions. As PNM shifts its generation to cleaner energy resources, the Company’s output of GHG emissions continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG emissions.

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
PNM’s utility-owned solar capacity, as well as solar, wind, and geothermal renewable procurements in service as of June 30, 2024 have a total net generation capacity of 1,597 MW in addition to 232 MW of utility-owned battery storage and battery storage agreements. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory, including the portfolio to replace SJGS and the PVNGS Leased Interest Abandonment Application. PNM’s approved resource plans have a generation capacity of 1,550 MW and are expected to be in operation before summer 2026. The majority of these resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the ETA, without exceeding cost requirements. Approval of these renewable energy and battery resources supports PNM’s transition to a carbon-free portfolio by 2040. These estimates are subject to change due to underlying variables, including changes in PNM’s generation portfolio, supplier’s ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 11 and 12.

PNM also has a customer distributed solar generation program that represented 295.7 MW at June 30, 2024. PNM’s distributed solar programs will generate an estimated 591.4 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. Under the Community Solar Act PNM will receive 125 MW of capacity to provide customers the option of accessing solar energy. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 7,454 GWh of electricity through 2023. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 12,900 GWh of electricity savings, which will avoid approximately 220,000 tons of CO2 based upon projected emissions from PNM’s portfolio of resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

On May 23, 2023, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule, and finalized the rules on May 9, 2024. The final rules include revised new source performance standards under Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either CCS (long-term) or natural gas co-firing (medium-term), or exempt from the rule via early retirement, and the standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load).

On March 26, 2024, EPA announced it was opening a non-regulatory docket and issued framing questions to gather input about ways to design a stronger, more durable approach to GHG regulation of existing gas combustion turbines. The docket was open for public comment from March 26 to May 28, 2024 and the agency held a May 17 policy forum to bring shareholders together to share ideas with EPA and others. The agency has indicated that it plans to issue a new proposal by December 2024.

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

PNM has calculated GHG reductions that would result from scenarios that assume PNM’s retirement of its share of the SJGS in 2022 and exiting Four Corners in 2031 and PNM has set a goal to have a 100% carbon-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% carbon-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the U.S.

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

As of June 30, 2024, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2023 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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
Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors, which are neither presented in order of importance nor weighted, include:

•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of regulatory proceedings
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects, including Four Corners
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt, including convertible debt, and access the financial markets in order to repay or refinance debt as it comes due and for ongoing operations and construction expenditures due to disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates resulting from any negative impacts from regulatory proceedings, actions by the Federal Reserve, geopolitical activity, or the risk of wildfires and storms
•The risks associated with the cost and completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including renewable energy resources, approved PPAs and battery storage agreements related to replacement resources for facilities retired or for which the leases terminated), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, storms, terrorism, cybersecurity breaches, and other catastrophic events, including the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues beyond the extent of insurance coverage
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the interpretation of changes in tax laws, the Inflation Reduction Act of 2022, the Infrastructure Investment and Jobs Act, and other matters
•Risks related to climate change, including potential financial and reputational risks resulting from increased stakeholder scrutiny related to climate change, litigation, legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets, including the impacts to transmission margins
•Changes in price and availability of fuel and water supplies, including the ability of the mine supplying coal to Four Corners and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties

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

SECURITIES ACT DISCLAIMER

Certain securities described or cross-referenced in this report have not been registered under the Securities Act, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities.

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
Our corporate internet addresses are:
•PNMR: www.pnmresources.com
•PNM: www.pnm.com
•TNMP: www.tnmp.com

PNMR’s corporate website (www.pnmresources.com) includes a dedicated section providing key environmental and other sustainability information related to PNM’s and TNMP’s operations and other information that collectively demonstrates the Company’s commitment to ESG principles. This information highlights plans for PNM to be coal-free no later than 2031 and to have a carbon-free generating portfolio by 2040.

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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2024, and the year ended December 31, 2023, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. In the six months ended June 30, 2024 and 2023, the effects of mark-to-market commodity derivative instruments had no impact to PNM’s net earnings and $4.5 million and $12.8 million of fair value losses have been recorded as a regulatory asset. All of the fair values as of June 30, 2024 and December 31, 2023, were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts as of June 30, 2024 will settle by the end of 2024.
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

Schedule of Credit Risk Exposure
June 30, 2024
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$183	2	$166
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	25	—	—
Non-investment grade	—	—	—
Total	$208		$166

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At June 30, 2024, PNMR held $0.2 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of June 30, 2024, was $0.1 million.

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

At July 26, 2024, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
PNMR Revolving Credit Facility	6.94%	$150,000	$300,000
PNM Revolving Credit Facility	6.69	73,200	400,000
PNM New Mexico Credit Facility	6.69	40,000	40,000
TNMP Revolving Credit Facility	6.32	31,300	200,000
		$294,500	$940,000
Long-term Debt:
PNMR 2021 Delayed-Draw Term Loan	6.39%	$51,000
PNMR 2023 Term Loan	6.79	410,000
PNM 2024 Term Loan	6.33	200,000
		$661,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $441.2 million at June 30, 2024, of which 14.6% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2024, the decrease in the fair value of the fixed-rate securities would be 1.6%, or $1.0 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at June 30, 2024. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 57.5% of the securities held by the trusts as of June 30, 2024. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $25.4 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM’s, and TNMP’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 11 and 12 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 11

•Cooling Water Intake Structures
•Santa Fe Generating Station
Note 12

•PNM – 2024 Rate Change
•PNM – 2025 Rate Request
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

PNMR and its subsidiaries’ substantial indebtedness could adversely affect its financial condition.

PNMR and its subsidiaries currently have a significant amount of indebtedness, including the Convertible Notes. This significant amount of indebtedness could limit PNMR’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes. It may also increase PNMR’s vulnerability to adverse economic, market and industry conditions, limit its flexibility in planning for, or reacting to, changes in its business operations or to its industry overall, and place PNMR at a disadvantage in relation to its competitors that have lower debt levels. Any or all of the above events and/or factors could have an adverse effect on PNMR’s results of operations and financial condition.

Servicing PNMR and its subsidiaries’ debt requires a significant amount of cash, and it may not have sufficient cash flow from its business to pay its substantial debt.

PNMR and its subsidiaries’ ability to make scheduled payments of the principal of, to pay interest on or to refinance, its indebtedness, including the Convertible Notes, depends on its future performance, which is subject to economic, financial, competitive and other factors beyond its control. PNMR’s business may not continue to generate cash flow from operations in the future sufficient to service its debt and make necessary capital expenditures. If PNMR is unable to generate such cash flow, PNMR may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. PNMR’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. PNMR may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.

Despite PNMR’s current consolidated debt levels, PNMR and its subsidiaries may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite PNMR’s current consolidated debt levels, PNMR and its subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in its debt instruments, some of which may be senior indebtedness or secured debt. PNMR is not restricted under the terms of the Convertible Notes Indenture from incurring additional debt, securing existing or future debt, recapitalizing its debt or taking a number of other actions. PNMR’s Credit Agreement restricts its ability to incur additional indebtedness, including secured indebtedness, but if the PNMR Credit Agreement matures or is repaid, PNMR may not be subject to such restrictions under the terms of any subsequent indebtedness.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect PNMR’s financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, to the extent PNMR is required to pay cash to settle a portion of its conversion obligation, it could adversely affect PNMR’s liquidity. In addition, even if holders do not elect to convert their Convertible Notes, to the extent PNMR is required to pay cash to settle a portion of its conversion obligations, PNMR would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of its net working capital.

The accounting method for the Convertible Notes could have a material effect on PNMR’s reported financial results.

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share will generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect PNMR’s diluted earnings per share. However, if the principal amount of the convertible debt security, such as the Convertible Notes, being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method prior to the adoption of ASU 2020-06 for such convertible debt security.

ASU 2020-06 became effective for PNMR as of the start of fiscal year end 2022 and as such PNMR did not bifurcate the liability and equity components of the Convertible Notes on its balance sheet and PNMR used the if-converted method of calculating diluted earnings per share. To the extent PNMR is required to pay cash to settle the principal amount of the Convertible Notes upon conversion, with only the excess permitted to be settled in shares of PNMR’s common stock, the application of the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06. The effect of the treasury stock method is that the shares issuable upon conversion of such Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Convertible Notes exceeds their principal amount. The requirement that the principal amount of the Convertible Notes upon conversion must be paid in cash could adversely affect PNMR’s liquidity.

PNMR cannot be sure whether other changes may be made to the current accounting standards related to the Convertible Notes, or otherwise, that could have a material effect on its reported financial results.

The fundamental change repurchase feature of the Convertible Notes may delay or prevent an otherwise beneficial attempt to acquire PNMR.

Certain provisions in the indenture governing the Convertible Notes may make it more difficult or expensive for a third party to acquire PNMR. For example, the Convertible Notes Indenture requires PNMR, subject to certain exceptions, to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change (as defined in the Convertible Notes Indenture) and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change (as defined in the Convertible Notes Indenture). A takeover of PNMR may trigger the requirement that PNMR repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of PNMR that would otherwise be beneficial to investors.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR, with all amendments to and including October 24, 2017 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed October 25, 2017)

3.5	PNM	Bylaws of PNM, with all amendments to and including July 1, 2022 (incorporated by reference to Exhibit 3.5 to PNM’s Current Report on Form 8-K filed July 1, 2022)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

4.1	PNMR
Indenture for PNM Resources, Inc.’s 5.75% Junior Subordinated Convertible Notes due 2054, dated as of June 10, 2024, by and between PNM Resources, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PNMR’s Current Report on Form 8-K filed June 10, 2024)

4.2	PNMR
Indenture for PNM Resources, Inc.’s 5.75% Junior Subordinated Notes due 2054, dated as of June 10, 2024, by and between PNM Resources, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to PNMR’s Current Report on Form 8-K filed June 10, 2024)

4.3	TNMP
Twenty-Second Supplemental Indenture, dated as of July 1, 2024, between Texas-New Mexico Power Company and US Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to TNMP’s Current Report on Form 8-K filed July 1, 2024)

10.1	PNMR
Distribution Agreement, dated May 6, 2024, by and among PNM Resources, Inc., BofA Securities, Inc., Citigroup Global Markets Inc., MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC (each as sales agent) and Bank of America, N.A., Citibank, N.A., MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, N.A. (each as forward purchaser) (incorporated by reference to Exhibit 10.1 to PNMR’s Current Report on Form 8-K filed May 6, 2024)

10.2	PNM
Term Loan Agreement, dated as of May 10, 2024, among Public Service Company of New Mexico, the lenders party thereto and U.S. Bank National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.1 to PNM’s Current Report on Form 8-K filed May 10, 2024)

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	August 2, 2024	/s/ Gerald R. Bischoff
Gerald R. Bischoff
Vice President and Corporate Controller
(Officer duly authorized to sign this report)