Form 10-Q
period 2024-09-30
TXNM ENERGY INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2024-11-01
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Name of Registrant, State of Incorporation, Address Of Principal Executive Offices, Telephone Number, Commission File No., IRS Employer Identification No.
TXNM Energy, Inc.
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

Former Name if Changed Since Last Report
PNM Resources, Inc. (former name of TXNM Energy, Inc.)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of exchange on which registered
TXNM Energy, Inc.	Common Stock, no par value	TXNM	New York Stock Exchange

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

TXNM Energy, Inc. (“TXNM”)	Yes	☑	No	☐
Public Service Company of New Mexico (“PNM”)	Yes	☑	No	☐
Texas-New Mexico Power Company (“TNMP”)	Yes	☐	No	☑

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

TXNM	Yes	☑	No	☐
PNM	Yes	☑	No	☐
TNMP	Yes	☑	No	☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
TXNM	☑	☐	☐	☐	☐
	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
PNM	☐	☐	☑	☐	☐
	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
TNMP	☐	☐	☑	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of October 25, 2024, 90,200,384 shares of common stock, no par value per share, of TXNM were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of October 25, 2024, was 39,117,799 all held by TXNM (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of October 25, 2024, was 6,358 all held indirectly by TXNM (and none held by non-affiliates).

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H) (1) (a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H) (2).

This combined Form 10-Q is separately filed by TXNM, PNM, and TNMP.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.  When this Form 10-Q is incorporated by reference into any filing with the SEC made by TXNM, PNM, or TNMP, as a registrant, the portions of this Form 10-Q that relate to each other registrant are not incorporated by reference therein.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2023 Forward Sale Agreements	TXNM’s forward sale agreements under the TXNM 2022 ATM Program
2024 Forward Sale Agreements	TXNM’s forward sale agreements under the TXNM 2024 ATM Program
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
2025 Rate Request	PNM’s request for a general increase in electric rates filed with the NMPRC on June 14, 2024 using a FTY beginning July 1, 2025
2026 Resource Application	PNM’s October 25, 2023 application with the NMPRC for approval of resources to be available for the 2026 summer peak
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
Avangrid	Avangrid, Inc., a New York corporation
Board	Board of Directors of TXNM
BSER	Best system of emission reduction technology
CAA	Clean Air Act
CAISO	California Independent System Operator
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CCS	Carbon Capture and Storage/Sequestration
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
Convertible Notes	TXNM’s $550.0 million junior subordinated convertible notes issued on June 10, 2024 and June 21, 2024
CSA	Coal Supply Agreement
CWIP	Construction Work in Progress
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
Energy Transition Charge(s)	Rate rider established to collect non-bypassable customer charges for repayment of the Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Energy Storage Agreement
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
ETBC I	PNM Energy Transition Bond Company I, LLC, formed on August 25, 2023
EUEA	The New Mexico Efficient Use of Energy Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
Four Corners	Four Corners Power Plant
Four Corners CSA	Four Corners’ coal supply contract with NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America

GHG	Greenhouse Gas Emissions
Grid Modernization Application	PNM’s October 3, 2022 application for approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind II	La Joya Wind Facility generating 140 MW of output
La Luz	La Luz Generating Station
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Merger Sub with and into TXNM pursuant to the Merger Agreement, with TXNM surviving the Merger as a direct, wholly-owned subsidiary of Avangrid
Merger Agreement
The Agreement and Plan of Merger, dated October 20, 2020, between TXNM, Avangrid and Merger Sub, as amended by the amendments to the Merger Agreement dated January 3, 2022, April 12, 2023, and June 19, 2023. Subsequently terminated December 31, 2023.

Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid which would have merged with and into TXNM at the effective time of the Merger
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
New Mexico Wind	New Mexico Wind Energy Center
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, previously owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility
PNM 2023 Note Purchase Agreement	PNM’s agreement for sale of PNM’s 2023 SUNs
PNM 2023 SUNs	PNM’s $200.0 million Senior Unsecured Notes issued on April 28, 2023
PNM 2024 Term Loan	PNM’s $200.0 million term loan that matures on November 10, 2025
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility

PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of TXNM
PPA	Power Purchase Agreement
PSPS Plan	PNM’s Public Safety Power Shutoff Plan filed with the NMPRC on May 1, 2024
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RD	Recommended Decision
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
Rio Bravo	Rio Bravo Generating Station
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS CSA	San Juan Generating Station Coal Supply Agreement
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	TNMP’s System Resiliency Plan
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application filed on May 30, 2018
TNMP 2023 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2023 Bond Purchase Agreement
TNMP 2023 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $185.0 million of TNMP’s 2023 Bonds
TNMP 2024 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2024 Bond Purchase Agreement
TNMP 2024 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $285.0 million of TNMP’s 2024 Bonds
TNMP Revolving Credit Facility	TNMP’s $200.0 million Secured Revolving Credit Facility
TOD	Time of Day
TXNM	TXNM Energy, Inc. formerly known as PNM Resources, Inc. (“PNMR”)
TXNM 2021 Delayed-Draw Term Loan	TXNM’s $1.0 billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
TXNM 2022 ATM Program	TXNM’s distribution agreement pursuant to which the Company issued and sold an aggregate sales price of $199.2 million of its common stock, no par value, through the sales agents
TXNM 2023 Term Loan	TXNM’s $500.0 million term loan that matures on June 30, 2026
TXNM 2024 ATM Program	TXNM’s distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $300.0 million of its common stock, no par value, through the sales agents
TXNM Revolving Credit Facility	TXNM’s $300.0 million Unsecured Revolving Credit Facility
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility

VIE	Variable Interest Entity
Western Spirit Line	An approximately 150-mile 345-kV transmission line
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WMP	PNM’s Wildfire Mitigation Plan filed with the NMPRC on May 1, 2024
WRA	Western Resource Advocates
WRAP	Western Resource Adequacy Program
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)

Electric Operating Revenues	$569,256	$505,851	$1,494,235	$1,527,084
Operating Expenses:
Cost of energy	138,909	210,313	425,919	624,451
Administrative and general	64,840	58,481	179,848	167,630
Energy production costs	21,259	20,388	68,055	68,345
Regulatory disallowances	6,142	2,315	10,601	6,046
Depreciation and amortization	97,400	80,192	285,000	237,405
Transmission and distribution costs	23,660	25,078	71,475	72,739
Taxes other than income taxes	25,966	22,432	75,984	72,395
Total operating expenses	378,176	419,199	1,116,882	1,249,011
Operating income	191,080	86,652	377,353	278,073
Other Income and Deductions:
Interest income	8,669	5,366	17,719	15,568
Gains (losses) on investment securities	13,770	(8,404)	32,326	1,815
Other income	7,953	8,428	20,552	17,121
Other (deductions)	(1,988)	(4,555)	(20,146)	(10,562)
Net other income and deductions	28,404	835	50,451	23,942
Interest Charges	59,664	49,838	169,254	136,660
Earnings before Income Taxes	159,820	37,649	258,550	165,355
Income Taxes (Benefits)	23,422	(5,267)	19,822	12,742
Net Earnings	136,398	42,916	238,728	152,613
(Earnings) Attributable to Valencia Non-controlling Interest	(5,064)	(5,058)	(11,891)	(14,172)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to TXNM	$131,202	$37,726	$226,441	$138,045
Net Earnings Attributable to TXNM per Common Share:
Basic	$1.45	$0.44	$2.50	$1.60
Diluted	$1.45	$0.44	$2.50	$1.60
Dividends Declared per Common Share	$0.3875	$0.3675	$1.1625	$1.1025

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net Earnings	$136,398	$42,916	$238,728	$152,613
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) benefit of $(241), $526, $(92), and $(632)	708	(1,543)	270	1,859
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $93, $389, $3,285, and $1,044	(273)	(1,142)	(9,647)	(3,067)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(309), $(303), $(927), and $(909)	907	891	2,722	2,673
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $2,383, $1,512, $3,477, and $606	(6,999)	(4,441)	(10,212)	(1,780)
Reclassification adjustment for gains (losses) included in net earnings, net of income tax (expense) benefit of $(735), $(1,039), $(2,148), and $(1,343)	2,158	3,050	6,308	3,943
Total Other Comprehensive Income (Loss)	(3,499)	(3,185)	(10,559)	3,628
Comprehensive Income	132,899	39,731	228,169	156,241
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(5,064)	(5,058)	(11,891)	(14,172)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to TXNM	$127,703	$34,541	$215,882	$141,673

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$238,728	$152,613
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	313,919	262,557
Deferred income tax expense	38,383	10,874
(Gain) on sale of NMRD	(4,449)	—
(Gains) on investment securities	(32,326)	(1,815)
Stock based compensation expense	7,845	5,871
Regulatory disallowances	10,601	6,046
Allowance for equity funds used during construction	(13,911)	(10,075)
Other, net	3,025	476
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(38,466)	972
Materials, supplies, and fuel stock	(22,484)	(16,657)
Other current assets	14,835	(77,016)
Other assets	(80,640)	(13,613)
Accounts payable	(24,027)	(12,222)
Accrued interest and taxes	18,462	9,686
Other current liabilities	(85,393)	116,887
Other liabilities	5,419	(21,980)
Net cash flows from operating activities	349,521	412,604

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(905,513)	(807,932)
Proceeds from sale of plant assets (Note 13)	2,840	32,654
Proceeds from sales of investment securities	745,645	412,574
Purchases of investment securities	(756,591)	(423,467)
Proceeds from sale of NMRD	116,936	—
Investments in NMRD	(12,550)	(25,750)
Other, net	3,375	44
Net cash flows used in investing activities	(805,858)	(811,877)

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$2,181,800	$1,773,100
Revolving credit facilities repayments	(1,984,700)	(1,599,600)
Long-term borrowings	1,233,000	1,015,000
Repayment of long-term debt	(819,529)	(685,000)
Awards of common stock	(7,983)	(9,631)
Dividends paid	(105,254)	(95,029)
Valencia’s transactions with its owner	(13,780)	(15,993)
Transmission interconnection and security deposit arrangements	79,718	46,254
Refunds paid under transmission interconnection and security deposit arrangements	(74,667)	(19,610)
Debt issuance costs and other, net	(19,775)	(6,528)
Net cash flows from financing activities	468,830	402,963

Change in Cash, Cash Equivalents, and Restricted Cash	12,493	3,690
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,943	4,078
Cash, Cash Equivalents, and Restricted Cash at End of Period	$16,436	$7,768

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$1,728	$—
At end of period	$9,201	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$147,418	$121,876
Income taxes paid (refunded), net	$(395)	$1,400

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$44,714	$46,452

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,235	$2,215
Accounts receivable, net of allowance for credit losses of $3,046 and $3,388	149,830	126,291
Unbilled revenues	76,109	64,072
Other receivables	48,967	76,509
Materials, supplies, and fuel stock	120,519	98,034
Regulatory assets	44,174	73,046
Prepaid assets	34,252	19,759
Income taxes receivable	5,316	6,697
Other current assets	9,292	8,920
Total current assets	495,694	475,543
Other Property and Investments:
Investment securities	453,505	444,408
Equity investment in NMRD	—	119,570
Other investments	255	171
Non-utility property, net	26,934	29,367
Total other property and investments	480,694	593,516
Utility Plant:
Plant in service, held for future use, and to be abandoned	10,231,652	9,701,180
Less accumulated depreciation and amortization	2,910,228	2,755,823
	7,321,424	6,945,357
Construction work in progress	816,143	589,834
Nuclear fuel, net of accumulated amortization of $36,439 and $35,840	73,815	74,671
Net utility plant	8,211,382	7,609,862
Deferred Charges and Other Assets:
Regulatory assets	952,772	914,381
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	174,554	182,201
Other deferred charges	250,088	198,805
Total deferred charges and other assets	1,655,711	1,573,684
	$10,843,481	$10,252,605

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$459,000	$261,900
Current installments of long-term debt (includes $6,907 and $2,529 related to ETBC I)	411,539	280,169
Accounts payable	136,435	205,175
Customer deposits	6,530	6,237
Accrued interest and taxes	115,736	98,655
Regulatory liabilities	47,738	140,005
Operating lease liabilities	11,157	12,267
Dividends declared	35,085	35,085
Transmission interconnection arrangement liabilities	65,981	96,870
Other current liabilities	80,442	94,397
Total current liabilities	1,369,643	1,230,760
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $331,699 and $338,521 related to ETBC I)	4,511,206	4,241,642
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	886,189	845,280
Regulatory liabilities	775,140	771,317
Asset retirement obligations	246,751	245,531
Accrued pension liability and postretirement benefit cost	13,470	21,429
Operating lease liabilities	158,369	167,000
Other deferred credits	363,136	319,066
Total deferred credits and other liabilities	2,443,055	2,369,623
Total liabilities	8,323,904	7,842,025
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
TXNM common stockholders’ equity:
Common stock (no par value; 200,000,000 and 120,000,000 shares authorized; issued and outstanding 90,200,384 shares)	1,624,685	1,624,823
Accumulated other comprehensive income (loss), net of income taxes	(73,399)	(62,840)
Retained earnings	908,693	787,110
Total TXNM common stockholders’ equity	2,459,979	2,349,093
Non-controlling interest in Valencia	48,069	49,958
Total equity	2,508,048	2,399,051
	$10,843,481	$10,252,605

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to TXNM				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total TXNM Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at June 30, 2024	$1,625,251	$(69,900)	$847,397	$2,402,748	$48,932	$2,451,680
Net earnings before subsidiary preferred stock dividends	—	—	131,334	131,334	5,064	136,398
Total other comprehensive income (loss)	—	(3,499)	—	(3,499)	—	(3,499)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(69,906)	(69,906)	—	(69,906)
Awards of common stock	(1,735)	—	—	(1,735)	—	(1,735)
Stock based compensation expense	1,169	—	—	1,169	—	1,169
Valencia’s transactions with its owner	—	—	—	—	(5,927)	(5,927)
Balance at September 30, 2024	$1,624,685	$(73,399)	$908,693	$2,459,979	$48,069	$2,508,048

Balance at December 31, 2023	$1,624,823	$(62,840)	$787,110	$2,349,093	$49,958	$2,399,051
Net earnings before subsidiary preferred stock dividends	—	—	226,837	226,837	11,891	238,728
Total other comprehensive income (loss)	—	(10,559)	—	(10,559)	—	(10,559)
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(104,858)	(104,858)	—	(104,858)
Awards of common stock	(7,983)	—	—	(7,983)	—	(7,983)
Stock based compensation expense	7,845	—	—	7,845	—	7,845
Valencia’s transactions with its owner	—	—	—	—	(13,780)	(13,780)
Balance at September 30, 2024	$1,624,685	$(73,399)	$908,693	$2,459,979	$48,069	$2,508,048

Balance at June 30, 2023	$1,423,827	$(59,235)	$897,651	$2,262,243	$51,353	$2,313,596
Net earnings before subsidiary preferred stock dividends	—	—	37,858	37,858	5,058	42,916
Total other comprehensive income (loss)	—	(3,185)	—	(3,185)	—	(3,185)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(63,088)	(63,088)	—	(63,088)
Awards of common stock	(13)	—	—	(13)	—	(13)
Stock based compensation expense	1,528	—	—	1,528	—	1,528
Valencia’s transactions with its owner	—	—	—	—	(5,238)	(5,238)
Balance at September 30, 2023	$1,425,342	$(62,420)	$872,289	$2,235,211	$51,173	$2,286,384

Balance at December 31, 2022	$1,429,102	$(66,048)	$828,878	$2,191,932	$52,994	$2,244,926
Net earnings before subsidiary preferred stock dividends	—	—	138,441	138,441	14,172	152,613
Total other comprehensive income	—	3,628	—	3,628	—	3,628
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(94,634)	(94,634)	—	(94,634)
Awards of common stock	(9,631)	—	—	(9,631)	—	(9,631)
Stock based compensation expense	5,871	—	—	5,871	—	5,871
Valencia’s transactions with its owner	—	—	—	—	(15,993)	(15,993)
Balance at September 30, 2023	$1,425,342	$(62,420)	$872,289	$2,235,211	$51,173	$2,286,384

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)

Electric Operating Revenues	$406,519	$350,334	$1,048,305	$1,118,741
Operating Expenses:
Cost of energy	101,495	174,362	313,679	517,824
Administrative and general	59,809	53,460	166,421	151,178
Energy production costs	21,259	20,388	68,055	68,345
Regulatory disallowances	6,142	2,315	10,601	6,046
Depreciation and amortization	56,424	44,537	163,941	132,287
Transmission and distribution costs	15,123	15,326	44,823	43,968
Taxes other than income taxes	12,258	9,250	37,735	36,078
Total operating expenses	272,510	319,638	805,255	955,726
Operating income	134,009	30,696	243,050	163,015
Other Income and Deductions:
Interest income	8,674	5,323	17,644	15,542
Gains (losses) on investment securities	13,770	(8,404)	32,326	1,815
Other income	4,407	3,484	12,049	8,656
Other (deductions)	(881)	(2,678)	(2,664)	(7,341)
Net other income and deductions	25,970	(2,275)	59,355	18,672
Interest Charges	27,852	22,354	78,848	61,242
Earnings before Income Taxes	132,127	6,067	223,557	120,445
Income Taxes (Benefits)	18,265	(7,199)	29,897	12,041
Net Earnings	113,862	13,266	193,660	108,404
(Earnings) Attributable to Valencia Non-controlling Interest	(5,064)	(5,058)	(11,891)	(14,172)
Net Earnings Attributable to PNM	108,798	8,208	181,769	94,232
Preferred Stock Dividend Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$108,666	$8,076	$181,373	$93,836

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net Earnings	$113,862	$13,266	$193,660	$108,404
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) benefit of $(241), $526, $(92), and $(632)	708	(1,543)	270	1,859
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $93, $389, $3,285, and $1,044	(273)	(1,142)	(9,647)	(3,067)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(309), $(303), $(927), and $(909)	907	891	2,722	2,673
Total Other Comprehensive Income (Loss)	1,342	(1,794)	(6,655)	1,465
Comprehensive Income	115,204	11,472	187,005	109,869
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(5,064)	(5,058)	(11,891)	(14,172)
Comprehensive Income Attributable to PNM	$110,140	$6,414	$175,114	$95,697

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$193,660	$108,404
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	185,815	150,903
Deferred income tax expense	23,710	12,041
(Gains) on investment securities	(32,326)	(1,815)
Regulatory disallowances	10,601	6,046
Allowance for equity funds used during construction	(10,503)	(7,263)
Other, net	3,055	2,641
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(22,676)	15,648
Materials, supplies, and fuel stock	(13,928)	(12,300)
Other current assets	5,064	(81,653)
Other assets	(37,489)	(9,988)
Accounts payable	(17,022)	(11,073)
Accrued interest and taxes	26,457	11,592
Other current liabilities	(76,559)	115,984
Other liabilities	(3,068)	(20,451)
Net cash flows from operating activities	234,791	278,716

Cash Flows From Investing Activities:
Utility plant additions	(493,381)	(424,292)
Proceeds from sale of plant assets (Note 13)	2,840	32,654
Proceeds from sales of investment securities	745,645	412,574
Purchases of investment securities	(756,591)	(423,467)
Other, net	3,376	6
Net cash flows used in investing activities	(498,111)	(402,525)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$1,025,500	$836,100
Revolving credit facilities repayments	(983,100)	(855,100)
Long-term borrowings	398,000	330,000
Repayment of long-term debt	(200,529)	(185,000)
Equity contribution from parent	55,000	—
Dividends paid	(396)	(396)
Valencia’s transactions with its owner	(13,780)	(15,993)
Transmission interconnection and security deposit arrangements	68,468	35,254
Refunds paid under transmission interconnection and security deposit arrangements	(69,817)	(16,110)
Debt issuance costs and other, net	(4,260)	(3,769)
Net cash flows from financing activities	275,086	124,986

Change in Cash, Cash Equivalents, and Restricted Cash	11,766	1,177
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,586	2,985
Cash, Cash Equivalents, and Restricted Cash at End of Period	$14,352	$4,162

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$1,728	$—
At end of period	$9,201	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$58,652	$46,584
Income taxes paid (refunded), net	$(1,707)	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$17,238	$30,837

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,151	$858
Accounts receivable, net of allowance for credit losses of $3,046 and $3,388	104,723	94,879
Unbilled revenues	56,867	46,925
Other receivables	39,148	51,975
Affiliate receivables	9,212	9,253
Materials, supplies, and fuel stock	95,500	81,572
Regulatory assets	35,961	72,996
Prepaid assets	20,935	9,941
Income taxes receivable	—	7,682
Other current assets	7,720	1,756
Total current assets	375,217	377,837
Other Property and Investments:
Investment securities	453,505	444,408
Other investments	154	69
Non-utility property, net	11,595	13,538
Total other property and investments	465,254	458,015
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,501,714	6,151,510
Less accumulated depreciation and amortization	2,074,042	1,976,657
	4,427,672	4,174,853
Construction work in progress	544,163	490,178
Nuclear fuel, net of accumulated amortization of $36,439 and $35,840	73,815	74,671
Net utility plant	5,045,650	4,739,702
Deferred Charges and Other Assets:
Regulatory assets	853,169	838,727
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	172,904	180,370
Other deferred charges	200,613	166,782
Total deferred charges and other assets	1,278,318	1,237,511
	$7,164,439	$6,813,065

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$179,900	$137,500
Current installments of long-term debt (includes $6,907 and $2,529 related to ETBC I)	360,592	200,222
Accounts payable	107,444	141,704
Affiliate payables	19,731	16,388
Customer deposits	6,530	6,237
Accrued interest and taxes	60,112	41,337
Regulatory liabilities	46,038	134,846
Operating lease liabilities	10,349	11,371
Dividends declared	132	132
Transmission interconnection arrangement liabilities	65,981	96,870
Other current liabilities	43,428	52,587
Total current liabilities	900,237	839,194
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $331,699 and $338,521 related to ETBC I)	2,098,528	2,061,558
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	728,692	684,037
Regulatory liabilities	542,711	565,021
Asset retirement obligations	245,796	244,633
Accrued pension liability and postretirement benefit cost	12,397	19,949
Operating lease liabilities	157,584	166,191
Other deferred credits	238,361	220,178
Total deferred credits and liabilities	1,925,541	1,900,009
Total liabilities	4,924,306	4,800,761
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,602,918	1,547,918
Accumulated other comprehensive income (loss), net of income taxes	(73,160)	(66,505)
Retained earnings	650,777	469,404
Total PNM common stockholder’s equity	2,180,535	1,950,817
Non-controlling interest in Valencia	48,069	49,958
Total equity	2,228,604	2,000,775
	$7,164,439	$6,813,065

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at June 30, 2024	$1,602,918	$(74,502)	$542,111	$2,070,527	$48,932	$2,119,459
Net earnings	—	—	108,798	108,798	5,064	113,862
Total other comprehensive income	—	1,342	—	1,342	—	1,342
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(5,927)	(5,927)
Balance at September 30, 2024	$1,602,918	$(73,160)	$650,777	$2,180,535	$48,069	$2,228,604

Balance at December 31, 2023	$1,547,918	$(66,505)	$469,404	$1,950,817	$49,958	$2,000,775
Net earnings	—	—	181,769	181,769	11,891	193,660
Total other comprehensive income (loss)	—	(6,655)	—	(6,655)	—	(6,655)
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Equity contribution from parent	55,000	—	—	55,000	—	55,000
Valencia’s transactions with its owner	—	—	—	—	(13,780)	(13,780)
Balance at September 30, 2024	$1,602,918	$(73,160)	$650,777	$2,180,535	$48,069	$2,228,604

Balance at June 30, 2023	$1,547,918	$(71,076)	$519,507	$1,996,349	$51,353	$2,047,702
Net earnings	—	—	8,208	8,208	5,058	13,266
Total other comprehensive income (loss)	—	(1,794)	—	(1,794)	—	(1,794)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(5,238)	(5,238)
Balance at September 30, 2023	$1,547,918	$(72,870)	$527,583	$2,002,631	$51,173	$2,053,804

Balance at December 31, 2022	$1,547,918	$(74,335)	$433,747	$1,907,330	$52,994	$1,960,324
Net earnings	—	—	94,232	94,232	14,172	108,404
Total other comprehensive income	—	1,465	—	1,465	—	1,465
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Valencia’s transactions with its owner	—	—	—	—	(15,993)	(15,993)
Balance at September 30, 2023	$1,547,918	$(72,870)	$527,583	$2,002,631	$51,173	$2,053,804
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)

Electric Operating Revenues	$162,737	$155,517	$445,930	$408,343
Operating Expenses:
Cost of energy	37,414	35,951	112,240	106,627
Administrative and general	14,423	13,440	41,797	40,608
Depreciation and amortization	31,732	28,357	93,147	83,746
Transmission and distribution costs	8,537	9,752	26,652	28,771
Taxes other than income taxes	12,161	11,863	33,571	31,923
Total operating expenses	104,267	99,363	307,407	291,675
Operating income	58,470	56,154	138,523	116,668
Other Income and Deductions:
Interest income	130	178	426	413
Other income	3,137	3,476	7,292	5,754
Other (deductions)	(852)	(1,028)	(1,426)	(1,658)
Net other income and deductions	2,415	2,626	6,292	4,509
Interest Charges	15,924	12,095	43,711	33,932
Earnings before Income Taxes	44,961	46,685	101,104	87,245
Income Taxes	9,266	7,181	20,901	13,076
Net Earnings	$35,695	$39,504	$80,203	$74,169

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$80,203	$74,169
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	93,892	84,300
Deferred income tax expense	17,432	431
Allowance for equity funds used during construction and other, net	(3,543)	(2,811)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(15,791)	(14,676)
Materials and supplies	(8,556)	(4,357)
Other current assets	9,526	4,914
Other assets	(26,686)	1,322
Accounts payable	(1,980)	2,224
Accrued interest and taxes	1,688	8,559
Other current liabilities	(4,503)	(2,932)
Other liabilities	1,860	(650)
Net cash flows from operating activities	143,542	150,493
Cash Flows From Investing Activities:
Utility plant additions	(392,933)	(343,269)
Net cash flows used in investing activities	(392,933)	(343,269)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	499,300	281,800
Revolving credit facilities repayments	(456,900)	(278,700)
Long-term borrowings	285,000	185,000
Repayment of long-term debt	(80,000)	—
Transmission interconnection and security deposit arrangements	11,250	11,000
Refunds paid under transmission interconnection and security deposit arrangements	(4,850)	(3,500)
Debt issuance costs and other, net	(3,468)	(1,671)
Net cash flows from financing activities	250,332	193,929

Change in Cash and Cash Equivalents	941	1,153
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$941	$1,153

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$40,626	$30,868
Income taxes paid (refunded), net	$1,312	$1,400

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$21,105	$6,640

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$941	$—
Accounts receivable	45,107	31,412
Unbilled revenues	19,242	17,147
Other receivables	11,715	26,983
Materials and supplies	25,019	16,462
Regulatory assets	8,213	50
Prepaid and other current assets	6,815	2,705
Total current assets	117,052	94,759
Other Property and Investments:
Other investments	101	102
Non-utility property, net	13,413	14,746
Total other property and investments	13,514	14,848
Utility Plant:
Plant in service and plant held for future use	3,385,732	3,210,870
Less accumulated depreciation and amortization	617,051	582,140
	2,768,681	2,628,730
Construction work in progress	262,880	91,274
Net utility plant	3,031,561	2,720,004
Deferred Charges and Other Assets:
Regulatory assets	99,603	75,654
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	1,101	1,814
Other deferred charges	16,213	11,287
Total deferred charges and other assets	343,582	315,420
	$3,505,709	$3,145,031

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$97,500	$55,100
Current installments of long-term debt	—	79,947
Accounts payable	28,535	51,620
Affiliate payables	5,857	6,932
Accrued interest and taxes	59,246	57,558
Regulatory liabilities	1,700	5,159
Operating lease liabilities	772	895
Other current liabilities	9,134	12,084
Total current liabilities	202,744	269,295
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,464,054	1,180,933
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	198,638	178,748
Regulatory liabilities	232,429	206,296
Asset retirement obligations	955	898
Accrued pension liability and postretirement benefit cost	1,073	1,480
Operating lease liabilities	268	809
Other deferred credits	87,684	68,911
Total deferred credits and other liabilities	521,047	457,142
Total liabilities	2,187,845	1,907,370
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	846,066	846,066
Retained earnings	471,734	391,531
Total common stockholder’s equity	1,317,864	1,237,661
	$3,505,709	$3,145,031

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at June 30, 2024	$64	$846,066	$436,039	$1,282,169
Net earnings	—	—	35,695	35,695
Balance at September 30, 2024	$64	$846,066	$471,734	$1,317,864

Balance at December 31, 2023	$64	$846,066	$391,531	$1,237,661
Net earnings	—	—	80,203	80,203
Balance at September 30, 2024	$64	$846,066	$471,734	$1,317,864

Balance at June 30, 2023	$64	$805,166	$331,259	$1,136,489
Net earnings	—	—	39,504	39,504
Balance at September 30, 2023	$64	$805,166	$370,763	$1,175,993

Balance at December 31, 2022	$64	$805,166	$296,594	$1,101,824
Net earnings	—	—	74,169	74,169
Balance at September 30, 2023	$64	$805,166	$370,763	$1,175,993

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2024 and December 31, 2023, and the consolidated results of operations, comprehensive income, and cash flows for the nine months ended September 30, 2024 and 2023. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

On August 2, 2024, PNM Resources, Inc. (“PNMR”) amended its Articles of Incorporation to change its name to TXNM Energy, Inc. (“TXNM”) and increase the number of authorized shares of the Company’s common stock from 120,000,000 to 200,000,000. The Notes to Condensed Consolidated Financial Statements include disclosures for TXNM, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to TXNM, PNM, and TNMP. Discussions regarding only TXNM, PNM, or TNMP are so indicated. Certain amounts in the 2023 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2024 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual audited Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to TXNM’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2023 Annual Reports on Form 10-K.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements of each of TXNM, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNM also consolidates Valencia and ETBC I. See Note 6. PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants. The agreements for the jointly-owned plants provide that if an owner were to default on its payment obligations, the non-defaulting owners would be responsible for their proportionate share of the obligations of the defaulting owner. In exchange, the non-defaulting owners would be entitled to their proportionate share of the generating capacity of the defaulting owner. There have been no such payment defaults under any of the agreements for the jointly-owned plants.

PNMR Services Company expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost and are reflected as general and administrative expenses in the business segments. Other significant intercompany transactions between TXNM, PNM, and TNMP include interest and income tax sharing payments, as well as equity transactions. See Note 15. All intercompany transactions and balances have been eliminated.

Dividends on Common Stock

Dividends on TXNM’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends attributable to the second quarter of each year being declared through the actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.3875 per share in July 2024 and $0.3675 per share in August 2023, which are reflected as being in the second quarter within the Dividends Declared per Common Share on the TXNM Condensed Statement of Earnings. The Board declared dividends on common stock for the third quarter of $0.3875

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
per share in September 2024 and $0.3675 per share in September 2023, which are reflected as being in the third quarter within Dividends Declared per Common Share on the TXNM Condensed Consolidated Statement of Earnings.

TXNM did not make any cash equity contributions to TNMP in the three and nine months ended September 30, 2024. TXNM made zero and $55.0 million cash equity contributions to PNM in the three and nine months ended September 30, 2024. TXNM did not make any cash equity contributions to TNMP or PNM in the three and nine months ended September 30, 2023. Neither PNM nor TNMP declared or paid any cash dividends on their common stock to TXNM in the three and nine months ended September 30, 2024 and 2023.

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

PNM

PNM includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM also includes the generation and sale of electricity into the wholesale market, which includes the asset optimization of PNM’s retail capacity, as well as providing transmission services to third parties. FERC has jurisdiction over wholesale power and transmission rates. In 2023, ETBC I, a special purpose entity that is wholly-owned by PNM, was formed for the limited purpose of purchasing, owning, and administering energy transition property, issuing Securitized Bonds, and performing related activities. See Note 6.

TXNM ENERGY, INC. AND SUBSIDIARIES
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

Corporate and Other

The Corporate and Other segment includes TXNM holding company activities, primarily related to corporate level debt and PNMR Services Company. The activities of PNMR Development and the equity method investment in NMRD are also included in Corporate and Other, until the close of the sale of NMRD on February 27, 2024 (Note 16). Eliminations of intercompany transactions are reflected in the Corporate and Other segment.

The following tables present summarized financial information for TXNM by segment. PNM and TNMP each operate in only one segment. Therefore, tabular segment information is not presented for PNM and TNMP.

TXNM SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Three Months Ended September 30, 2024
Electric operating revenues	$406,519	$162,737	$—	$569,256
Cost of energy	101,495	37,414	—	138,909
Utility margin	305,024	125,323	—	430,347
Other operating expenses	114,591	35,121	(7,845)	141,867
Depreciation and amortization	56,424	31,732	9,244	97,400
Operating income (loss)	134,009	58,470	(1,399)	191,080
Interest income (expense)	8,674	130	(135)	8,669
Other income	17,296	2,285	154	19,735
Interest charges	(27,852)	(15,924)	(15,888)	(59,664)
Segment earnings (loss) before income taxes	132,127	44,961	(17,268)	159,820
Income taxes (benefit)	18,265	9,266	(4,109)	23,422
Segment earnings (loss)	113,862	35,695	(13,159)	136,398
Valencia non-controlling interest	(5,064)	—	—	(5,064)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to TXNM	$108,666	$35,695	$(13,159)	$131,202

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Nine Months Ended September 30, 2024
Electric operating revenues	$1,048,305	$445,930	$—	$1,494,235
Cost of energy	313,679	112,240	—	425,919
Utility margin	734,626	333,690	—	1,068,316
Other operating expenses	327,635	102,020	(23,692)	405,963
Depreciation and amortization	163,941	93,147	27,912	285,000
Operating income (loss)	243,050	138,523	(4,220)	377,353
Interest income (expense)	17,644	426	(351)	17,719
Other income (deductions)	41,711	5,866	(14,845)	32,732
Interest charges	(78,848)	(43,711)	(46,695)	(169,254)
Segment earnings (loss) before income taxes	223,557	101,104	(66,111)	258,550
Income taxes (benefit)	29,897	20,901	(30,976)	19,822
Segment earnings (loss)	193,660	80,203	(35,135)	238,728
Valencia non-controlling interest	(11,891)	—	—	(11,891)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to TXNM	$181,373	$80,203	$(35,135)	$226,441

At September 30, 2024:
Total Assets	$7,164,439	$3,505,709	$173,333	$10,843,481
Goodwill	$51,632	$226,665	$—	$278,297

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Three Months Ended September 30, 2023
Electric operating revenues	$350,334	$155,517	$—	$505,851
Cost of energy	174,362	35,951	—	210,313
Utility margin	175,972	119,566	—	295,538
Other operating expenses	100,739	35,055	(7,100)	128,694
Depreciation and amortization	44,537	28,357	7,298	80,192
Operating income (loss)	30,696	56,154	(198)	86,652
Interest income (expense)	5,323	178	(135)	5,366
Other income (deductions)	(7,598)	2,448	619	(4,531)
Interest charges	(22,354)	(12,095)	(15,389)	(49,838)
Segment earnings (loss) before income taxes	6,067	46,685	(15,103)	37,649
Income taxes (benefit)	(7,199)	7,181	(5,249)	(5,267)
Segment earnings (loss)	13,266	39,504	(9,854)	42,916
Valencia non-controlling interest	(5,058)	—	—	(5,058)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to TXNM	$8,076	$39,504	$(9,854)	$37,726

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Nine Months Ended September 30, 2023
Electric operating revenues	$1,118,741	$408,343	$—	$1,527,084
Cost of energy	517,824	106,627	—	624,451
Utility margin	600,917	301,716	—	902,633
Other operating expenses	305,615	101,302	(19,762)	387,155
Depreciation and amortization	132,287	83,746	21,372	237,405
Operating income (loss)	163,015	116,668	(1,610)	278,073
Interest income (expense)	15,542	413	(387)	15,568
Other income (deductions)	3,130	4,096	1,148	8,374
Interest charges	(61,242)	(33,932)	(41,486)	(136,660)
Segment earnings (loss) before income taxes	120,445	87,245	(42,335)	165,355
Income taxes (benefit)	12,041	13,076	(12,375)	12,742
Segment earnings (loss)	108,404	74,169	(29,960)	152,613
Valencia non-controlling interest	(14,172)	—	—	(14,172)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to TXNM	$93,836	$74,169	$(29,960)	$138,045

At September 30, 2023:
Total Assets	$6,731,852	$3,039,357	$279,632	$10,050,841
Goodwill	$51,632	$226,665	$—	$278,297

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

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Three Months Ended September 30, 2024
Gross margin	$212,218	$85,054	$—	$297,272
Energy production costs	21,259	—	—	21,259
Transmission and distribution costs	15,123	8,537	—	23,660
Depreciation and amortization	56,424	31,732	—	88,156	[1]
Utility margin	$305,024	$125,323	$—	$430,347

Nine Months Ended September 30, 2024
Gross margin	$457,807	$213,891	$—	$671,698
Energy production costs	68,055	—	—	68,055
Transmission and distribution costs	44,823	26,652	—	71,475
Depreciation and amortization	163,941	93,147	—	257,088	[1]
Utility margin	$734,626	$333,690	$—	$1,068,316

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Three Months Ended September 30, 2023
Gross margin	$95,721	$81,457	$—	$177,178
Energy production costs	20,388	—	—	20,388
Transmission and distribution costs	15,326	9,752	—	25,078
Depreciation and amortization	44,537	28,357	—	72,894	[1]
Utility margin	$175,972	$119,566	$—	$295,538

Nine Months Ended September 30, 2023
Gross margin	$356,317	$189,199	$—	$545,516
Energy production costs	68,345	—	—	68,345
Transmission and distribution costs	43,968	28,771	—	72,739
Depreciation and amortization	132,287	83,746	—	216,033	[1]
Utility margin	$600,917	$301,716	$—	$902,633
1 Corporate and Other depreciation and amortization represents corporate level activities that are billed at cost and reflected as general and administrative expenses at PNM and TNMP and therefore are not a component of gross margin or utility margin. See Note 1.

(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the nine months ended September 30, 2024 and 2023 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	TXNM
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2023	$10,652	$(77,157)	$(66,505)	$3,665	$(62,840)
Amounts reclassified from AOCI (pre-tax)	(12,932)	3,649	(9,283)	8,456	(827)
Income tax impact of amounts reclassified	3,285	(927)	2,358	(2,148)	210
Other OCI changes (pre-tax)	362	—	362	(13,689)	(13,327)
Income tax impact of other OCI changes	(92)	—	(92)	3,477	3,385
Net after-tax change	(9,377)	2,722	(6,655)	(3,904)	(10,559)
Balance at September 30, 2024	$1,275	$(74,435)	$(73,160)	$(239)	$(73,399)

Balance at December 31, 2022	$7,422	$(81,757)	$(74,335)	$8,287	$(66,048)
Amounts reclassified from AOCI (pre-tax)	(4,111)	3,582	(529)	5,286	4,757
Income tax impact of amounts reclassified	1,044	(909)	135	(1,343)	(1,208)
Other OCI changes (pre-tax)	2,491	—	2,491	(2,386)	105
Income tax impact of other OCI changes	(632)	—	(632)	606	(26)
Net after-tax change	(1,208)	2,673	1,465	2,163	3,628
Balance at September 30, 2023	$6,214	$(79,084)	$(72,870)	$10,450	$(62,420)

TXNM ENERGY, INC. AND SUBSIDIARIES
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

(4)    Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to TXNM by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net earnings attributable to TXNM by the diluted weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were settled. TXNM applies the treasury stock method for restricted stock, the 2023 Forward Sale Agreements, and the 2024 Forward Sale Agreements. The if-converted method is applied in determining the potential dilutive effect of the conversion of outstanding Convertible Notes. For the three and nine months ended September 30, 2024, the Convertible Notes were excluded from the calculation of diluted EPS because the effects were antidilutive. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Net Earnings Attributable to TXNM	$131,202	$37,726	$226,441	$138,045
Average Number of Common Shares:
Outstanding during period	90,200	85,835	90,200	85,835
Vested awards of restricted stock	330	254	306	257
Average Shares – Basic	90,530	86,089	90,506	86,092
Dilutive Effect of Common Stock Equivalents:
Restricted stock	53	32	44	36
2023 Forward Sale Agreements	—	8	—	23
2024 Forward Sale Agreements	22	—	2	—
Average Shares – Diluted	90,605	86,129	90,552	86,151

Net Earnings Per Share of Common Stock:
Basic	$1.45	$0.44	$2.50	$1.60
Diluted	$1.45	$0.44	$2.50	$1.60

(5)   Electric Operating Revenues

TXNM is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. TXNM’s electric utilities are PNM and TNMP. Additional information concerning electric operating revenue is contained in Note 4 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the three and nine months ended September 30, 2024 and 2023, there were no estimated credit losses related to these transactions.

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $103.1 million at September 30, 2024 and $93.6 million at December 31, 2023 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a Transmission Service Agreement (“TSA”) with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset is $29.6 million at September 30, 2024 and $22.1 million at December 31, 2023. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheets.

Contract liabilities arise when consideration is received in advance from a customer before satisfying the performance obligations. Therefore, revenue is deferred and not recognized until the obligation is satisfied. Other utilities pay PNM and TNMP in advance for the joint-use of their utility poles. These revenues are recognized over the period of time specified in the joint-use contract, typically for one calendar year. Deferred revenues on these arrangements are recorded as contract liabilities. TXNM’s, PNM’s, and TNMP’s contract liabilities and related revenues are not material for any of the periods presented. The Company has no other arrangements with remaining performance obligations to which a portion of the transaction price would be required to be allocated.

Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below.

	PNM	TNMP	TXNM
Three Months Ended September 30, 2024	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$174,765	$67,004	$241,769
Commercial	149,245	45,735	194,980
Industrial	31,841	7,106	38,947
Public authority	7,433	1,920	9,353
Economy energy service	3,662	—	3,662
Transmission	35,671	39,195	74,866
Wholesale energy sales (1)	8,311	—	8,311
Miscellaneous	1,511	916	2,427
Total revenues from contracts with customers	412,439	161,876	574,315
Alternative revenue programs	(7,864)	861	(7,003)
Other electric operating revenues	1,944	—	1,944
Total Electric Operating Revenues	$406,519	$162,737	$569,256

Nine Months Ended September 30, 2024
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$416,216	$155,812	$572,028
Commercial	358,511	121,777	480,288
Industrial	90,811	24,878	115,689
Public authority	17,047	5,376	22,423
Economy energy service	15,257	—	15,257
Transmission	105,153	117,120	222,273
Wholesale energy sales (1)	43,508	—	43,508
Miscellaneous	4,324	2,835	7,159
Total revenues from contracts with customers	1,050,827	427,798	1,478,625
Alternative revenue programs	(5,128)	18,132	13,004
Other electric operating revenues	2,606	—	2,606
Total Electric Operating Revenues	$1,048,305	$445,930	$1,494,235

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	TXNM
Three Months Ended September 30, 2023	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$111,406	$69,556	$180,962
Commercial	106,237	41,662	147,899
Industrial	19,891	10,665	30,556
Public authority	6,099	1,708	7,807
Economy energy service	4,958	—	4,958
Transmission	37,466	34,980	72,446
Wholesale energy sales (1)	62,804	—	62,804
Miscellaneous	1,507	984	2,491
Total revenues from contracts with customers	350,368	159,555	509,923
Alternative revenue programs	(939)	(4,038)	(4,977)
Other electric operating revenues	905	—	905
Total Electric Operating Revenues	$350,334	$155,517	$505,851

Nine Months Ended September 30, 2023
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$339,307	$147,413	$486,720
Commercial	309,560	114,357	423,917
Industrial	65,524	36,359	101,883
Public authority	15,822	4,996	20,818
Economy energy service	24,999	—	24,999
Transmission	124,396	100,100	224,496
Wholesale energy sales (1)	213,098	—	213,098
Miscellaneous	4,293	2,832	7,125
Total revenues from contracts with customers	1,096,999	406,057	1,503,056
Alternative revenue programs	9,963	2,286	12,249
Other electric operating revenues	11,779	—	11,779
Total Electric Operating Revenues	$1,118,741	$408,343	$1,527,084

(1) Includes sales for resale activity resulting from PNM’s participation in the EIM.

Increases in revenue in 2024 compared to 2023, resulted from refunds under the SJGS abandonment settlement agreement recorded in 2023 (Note 12).

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three and nine months ended September 30,

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2024, PNM paid $5.2 million and $15.3 million for fixed charges and $1.5 million and $2.0 million for variable charges. For the three and nine months ended September 30, 2023, PNM paid $5.1 million and $15.2 million for fixed charges and $1.4 million and $4.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Electric Operating Revenues	$6,659	$6,679	$17,324	$19,427
Operating Expenses	1,595	1,621	5,433	5,255
Earnings Attributable to Non-controlling Interest	$5,064	$5,058	$11,891	$14,172

	Financial Position
	September 30,	December 31,
	2024	2023
	(In thousands)
Current assets	$3,859	$3,422
Net utility plant	45,122	47,253
Total assets	48,981	50,675
Current liabilities	912	717
Equity – Non-controlling Interest	$48,069	$49,958

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 11, PNM and Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC have agreements under which CCR disposal and mine reclamation services for SJGS will be provided.

TXNM issued $30.3 million in letters of credit to facilitate the issuance of reclamation bonds. The letters of credit support results in TXNM having a variable interest in WSJ LLC since TXNM is subject to possible loss in the event performance by TXNM is required under the letters of credit support. TXNM considers the possibility of loss under the letters of credit support to be remote since the purpose of posting the bonds is to provide assurance that WSJ LLC performs the required reclamation of the mine site in accordance with applicable regulations and the reclamation services agreement provides WSJ LLC the ability to recover the cost of reclamation. Additionally, much of the mine reclamation activities have been and will continue to be performed after the SJGS CSA expired on September 30, 2022. As discussed in Note 11, each of the SJGS participants has established and actively fund trusts to meet future reclamation obligations.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
WSJ LLC is considered a VIE.  TXNM’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to monitor reclamation activities, the reclamation services were solely under the control of WSJ LLC, including developing reclamation plans, hiring of personnel, and incurring operating and maintenance expenses. Neither TXNM nor PNM has any ability to direct or influence the reclamation activities.  PNM’s involvement through the reclamation services agreement is a protective right rather than a participating right and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  If WSJ LLC performs reclamation services more efficiently than anticipated, its economic performance will improve.  Conversely, if WSJ LLC does not perform reclamation services as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, TXNM believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either TXNM or PNM. The amounts outstanding under the letters of credit support continue to be TXNM’s maximum exposure to loss from the VIE at September 30, 2024.

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

The following tables summarize the impact of ETBC I on PNM’s Financial Statements:

	Results of Operations
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(In thousands)
Electric Operating Revenues	$6,336	$18,092
Depreciation and amortization	1,232	2,874
Interest Charges	5,014	15,078
Other	90	140
Net Earnings	$—	$—

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	September 30, 2024	December 31, 2023
	(In thousands)
Regulatory assets - Current	$—	$2,724
Restricted cash (included in Other current assets)	7,470	—
Restricted cash (included in Other deferred charges)	1,731	1,728
Securitized Cost (included in Regulatory assets - Deferred)	337,755	340,629
Current installments of long-term debt	6,907	2,529
Accrued interest and taxes	2,484	2,502
Regulatory liabilities - Current	5,862	—
Long-term Debt	331,699	338,521

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

PNM has entered into agreements for the purchase and sale of power from third parties. On April 23, 2024, PNM entered into agreements to purchase a total of 150 MW from July 1, 2024 through July 31, 2024 and 100 MW from August 1, 2024 through August 30, 2024. The agreements were accounted for as derivative agreements and considered economic hedges under the NMPRC approved hedging plan covered by its FPPAC during the second quarter of 2024.

Agreements for the purchase of 85 MW from June through September 2023 as well as agreements for the sale of 50 MW from September 1, 2024 through December 31, 2024 were not considered derivatives because they qualified for a normal purchase, normal sale scope exception.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
volume risk on power commitments and fuel requirements and to minimize the effect of market fluctuations. PNM monitors the market risk of its commodity contracts in accordance with approved risk and credit policies.

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the nine months ended September 30, 2024 and the year ended December 31, 2023, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations on the Condensed Consolidated Statements of Earnings and are classified between Electric operating revenues and Cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as Regulatory assets and Regulatory liabilities on the Condensed Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities or financing activities on the Condensed Consolidated Statement of Cash Flows consistent with the classification of the hedged transaction. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	September 30, 2024	December 31, 2023
	(In thousands)
Other current assets	$—	$826
Other current liabilities	—	—
Net	$—	$826

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

As discussed above, PNM has NMPRC-approved guidelines for hedging arrangements to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes no other current assets or other current liabilities related to these arrangements at September 30, 2024 and $0.8 million of other current assets and zero of other current liabilities at December 31, 2023 with changes in fair value recorded as Regulatory assets and Regulatory liabilities.

At September 30, 2024 and December 31, 2023, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, amounts posted as cash collateral under margin arrangements were $0.1 million at September 30, 2024 and $0.2 million at December 31, 2023. These amounts are included in other current assets on the Condensed Consolidated Balance Sheets. At September 30, 2024 and December 31, 2023, obligations to return cash collateral were $0.2 million, which is included in other current liabilities on the Condensed Consolidated Balance Sheets.

The changes in the fair value of commodity derivative instruments that are considered economic hedges had no impact on PNM’s net earnings during the nine months ended September 30, 2024 and 2023. Commodity derivatives had no impact on OCI for any of the periods presented. Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
September 30, 2024	—	—
December 31, 2023	—	(15,360)

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

The table below presents information about PNM’s contingent requirements to provide collateral under certain commodity contracts having an objectively determinable collateral provision, that are in net liability positions, and that are not fully collateralized with cash. Contractual liability represents those commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty. Cash collateral posted under these contracts does not reflect letters of credit under the Company’s revolving credit facilities that may have been issued as collateral. Net exposure is the net contractual liability for all contracts, including those designated as normal purchase and normal sale, offset by existing collateral and by any offsets available under master netting agreements, including both assets and liability positions. At September 30, 2024 and December 31, 2023, PNM had zero contractual liability, zero posted cash collateral, and no such contracts in a net liability position.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At September 30, 2024 and December 31, 2023, the fair value of investment securities included $386.8 million and $361.0 million for the NDT, $5.9 million and $12.3 million for the SJGS decommissioning trust, and $60.8 million and $71.1 million for the coal mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At September 30, 2024 and December 31, 2023, PNM had no available-for-sale debt securities for which carrying value exceeded fair value, where the impairments were considered to be “other than temporary” and included in AOCI rather than recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings.

Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT, SJGS decommissioning, and coal mine reclamation trusts are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$4,209	$(189)	$20,352	$1,758
Net gains (losses) from equity securities still held	9,358	(4,946)	4,273	3,673
Total net gains on equity securities	13,567	(5,135)	24,625	5,431
Available-for-sale debt securities:
Net gains (losses) on debt securities	203	(3,269)	7,701	(3,616)
Net gains (losses) on investment securities	$13,770	$(8,404)	$32,326	$1,815

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The proceeds and gross realized gains and losses on the disposition of securities held in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $2.0 million and $17.0 million for the three and nine months ended September 30, 2024 and $(0.6) million and $2.8 million for the three and nine months ended September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Proceeds from sales	$332,896	$137,797	$745,645	$412,574
Gross realized gains	5,051	4,022	26,279	14,464
Gross realized (losses)	(2,613)	(6,876)	(15,185)	(19,088)

At September 30, 2024, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$30,203
After 1 year through 5 years	13,473
After 5 years through 10 years	8,807
After 10 years through 15 years	10,937
After 15 years through 20 years	7,333
After 20 years	509
$71,262

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

For investment securities, Level 2 fair values are provided by fund managers utilizing a pricing service. For Level 2 fair values, the pricing provider predominantly uses the market approach using bid side market values based upon a hierarchy of information for specific securities or securities with similar characteristics. Fair values of Level 2 investments in mutual funds are equal to net asset value (“NAV”). For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For the Company’s long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. Management of the Company independently verifies the information provided by pricing services. Uncategorized investments include common/collective investment trusts, which are measured at NAV at the end of each reporting period. Audited financial statements are received for each fund and reviewed by the Company annually. Fair value for these collective investment trusts is measured using a practical expedient provided under GAAP that allows the NAV per share to be used as fair value for investments in certain entities that do not have readily determinable fair values and are considered to be investment companies. Investments valued using this practical expedient are not required to be presented within the GAAP fair value hierarchy.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
September 30, 2024
Cash and cash equivalents	$128,965	$128,965	$—
Equity securities:
Corporate stocks, common	107,024	107,024	—
Mutual funds and other	105,047	105,047	—
Available-for-sale debt securities:
U.S. government	26,169	26,169	—	$349
Municipals	34,844	—	34,844	1,264
Corporate and other	10,249	—	10,249	133
Investments categorized within the fair value hierarchy	$412,298	$367,205	$45,093	$1,746
Uncategorized Collective Investment Trust	41,207
Total investment securities	$453,505

December 31, 2023
Cash and cash equivalents	$93,873	$93,873	$—
Equity securities:
Corporate stocks, common	77,422	77,422	—
Corporate stocks, preferred	4,323	504	3,819
Mutual funds and other	57,966	57,966	—
Available-for-sale debt securities:
U.S. government	35,113	34,522	591	$2,055
International government	8,735	—	8,735	104
Municipals	53,436	—	53,436	2,872
Corporate and other	113,540	—	113,540	9,285
Total investment securities	$444,408	$264,287	$180,121	$14,316

The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
September 30, 2024	(In thousands)
TXNM	$4,922,745	$4,827,179
PNM	2,459,120	2,364,588
TNMP	1,464,054	1,407,778

December 31, 2023
TXNM	$4,521,811	$4,260,509
PNM	2,261,780	2,107,588
TNMP	1,260,880	1,152,922

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8)    Stock-Based Compensation

TXNM has various stock-based compensation programs, which provide restricted stock awards, that are performance based and time based, under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees are eligible to participate in the TXNM plans, PNM and TNMP do not have separate employee stock-based compensation plans. Performance stock awards awarded under the PEP are awarded for a three-year, overlapping performance period. Performance stock awards with performance periods ending before 2024 or after 2025 are subject to achieving both performance and market targets. Performance stock awards with performance periods ending from 2024 through 2025 do not include market targets. Other awards of restricted stock are only subject to time-based vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At September 30, 2024, TXNM had unrecognized expense related to stock awards of $6.2 million, which is expected to be recognized over an average of 1.6 years.

The grant date fair value for restricted stock and stock awards with internal TXNM performance targets is determined based on the market price of TXNM common stock on the date of the agreements reduced by the present value of future dividends that will not be received prior to vesting. The grant date fair value is applied to the total number of shares that are anticipated to vest, although the number of performance shares that ultimately vest cannot be determined until after the performance periods end. The grant date fair value of stock awards with market targets were determined using Monte Carlo simulation models, which provide grant date fair values that include an expectation of the number of shares to vest at the end of the measurement period.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the nine months ended September 30, 2024:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2023	212,080	$40.33
Granted	249,282	33.51
Released	(208,442)	38.47
Forfeited	—	—
Outstanding at September 30, 2024	252,920	$37.06

Included, as granted and released, in the table above are 80,492 previously awarded performance-based shares that were earned for the 2021 - 2023 performance measurement period and ratified by the Board in February 2024 (based upon achieving targets at above “target”, below “maximum” levels). Also included, as granted and released, are 7,167 of other RSAs for participants who retired and immediately vested plus a one-time sign-on RSA that immediately vested (discussed below). Excluded from the table above are 143,390, 148,098, and 219,249 shares for the three-year performance periods ending in 2024, 2025 and 2026 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

On December 4, 2023, the Company entered into retention agreements with its Chairman and Chief Executive Officer and its Senior Vice President and General Counsel under which they would be awarded a total of 26,766 and 8,922, respectively, of restricted stock rights if they remained employed through the award’s vesting date which is the earliest of 24 months from the grant date, the closing of the Merger, or six months following the termination of the Merger. Following the notice from Avangrid regarding the termination of the Merger Agreement as of December 31, 2023, these awards vested on June 30, 2024.

On December 4, 2023, the Company entered into a retention agreement with its President and Chief Operating Officer under which he would receive a retention bonus of $1.0 million to be paid in increments beginning in December 2023 and continuing each December until 2025. On April 8, 2024, pursuant to the retention agreement, the Board elected to convert the unvested portion of the retention bonus of $0.8 million into restricted stock rights whereby each share of restricted stock is equal to one share of Company common stock as of the first trading day after expiration of the then current black-out period. On May 3, 2024, subsequent to the expiration of the black-out period, 19,851 restricted stock rights were awarded that will vest in accordance with the original terms of the retention agreement.

On September 16, 2024, in connection with a one-time sign-on equity grant, the Company’s newly appointed General Counsel, Senior Vice President Regulatory and Public Policy, and Corporate Secretary was awarded 9,300 shares of restricted stock, of which 50% vested immediately and the remaining 50% will vest on the first anniversary of his start date, subject to continued employment through the vesting date.

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Nine Months Ended September 30,
Restricted Stock	2024	2023
Weighted-average grant date fair value	$33.51	$45.00
Total fair value of restricted shares that vested (in thousands)	$7,976	$9,635

(9)   Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt, enter into term loan arrangements, or equity arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
refinance other debt. Each of the Company’s revolving credit facilities, term loans, and other debt agreements contains a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the TXNM agreements, this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements, this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities, term loans, and other debt agreements generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

On May 16, 2023, PNM filed a shelf registration statement that provides for the issuance of up to $650.0 million of SUNs that expires in May 2026.

On March 2, 2022, TXNM filed a shelf registration that provides for the issuance of various types of debt and equity securities. The TXNM shelf registration statement expires in March 2025.

Financing Activities

On May 6, 2024, TXNM entered into a distribution agreement with BofA Securities, Inc., Citigroup Global Markets, Inc., MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as sales agents and Bank of America, N.A., Citibank, N.A., MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, and Wells Fargo Bank, N.A., as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate sales amount of $100.0 million of its common stock, no par value, through the sales agents (the “TXNM 2024 ATM Program”). On August 5, 2024, subsequent to approval by shareholders to increase TXNM’s authorized shares, the Company amended the distribution agreement increasing the aggregate sales amount from $100.0 million to $300.0 million of its common stock, no par value, that may be sold under the TXNM 2024 ATM Program.

Sales of the shares made pursuant to the distribution agreement, if any, may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. Actual sales will depend on a variety of factors to be determined by the Company, including (among others) market conditions, the trading price of TXNM’s common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. TXNM did not receive any proceeds upon the execution of this agreement. The Company also may enter into forward stock purchase transactions, pursuant to the distribution agreement, in which forward purchasers may borrow from third parties and, through a sales agent acting as a forward seller, sell a number of shares equal to the number of shares of the Company’s common stock to hedge the agreement. Although the Company expects to settle any forward stock purchase transaction with fully physical settlement, except in certain specified circumstances, TXNM has the option to elect physical, cash, or net share settlement of the forward stock purchase transactions. The Company will not receive any proceeds from the sale of borrowed shares of common stock by a forward seller. The Company expects to receive proceeds from the sale of shares directly by sales agents or upon future physical settlement(s) in connection with the forward stock purchase transactions, in which latter case the Company will expect to receive, subject to certain adjustments, aggregate net cash proceeds at settlement equal to the number of shares underlying the relevant forward agreements, multiplied by the relevant forward sale price.

During the second quarter of 2024, TXNM entered into a forward sale agreement with a forward purchaser for the sale of 262,025 shares of common stock under the TXNM 2024 ATM Program (the “Q2 2024 Forward Sale Agreement”). The initial forward sale price of $37.77 per share is subject to adjustments based on a net interest rate factor and by future dividends paid on TXNM common stock as specified in the forward sale agreement.

During the third quarter of 2024, TXNM entered into forward sale agreements with forward purchasers for the sale of 2,196,926 shares of common stock under the TXNM 2024 ATM Program (the “Q3 2024 Forward Sale Agreements”, and together with the Q2 2024 Forward Sale Agreement, the “2024 Forward Sale Agreements”). The Q3 2024 Forward Sale Agreements have a weighted average initial forward sale price of $40.58 per share that is subject to adjustments based on a net interest rate factor and by future dividends paid on TXNM common stock as specified in the forward sale agreement.

TXNM did not initially receive any proceeds upon the execution of these agreements and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement of the forward sale agreements on or before a date that is 12 months from the agreement effective date. As of September 30, 2024, no shares have been settled under the 2024 Forward Sale Agreements.

On May 10, 2024, PNM entered into a $200.0 million term loan agreement (the “PNM 2024 Term Loan”), among PNM, the lenders party thereto and U.S. Bank National Association, as administrative agent. PNM used the proceeds of the PNM

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2024 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2024 Term Loan bears interest at a variable rate, which was 6.11% at September 30, 2024, and must be repaid on or before November 10, 2025.

On June 10, 2024, TXNM issued $500.0 million aggregate principal amount of junior subordinated convertible notes due 2054 (the “Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Notes are unsecured obligations of the Company and rank junior and subordinate in right of payment to the prior payment in full of the Company’s existing and future senior indebtedness. The Convertible Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears on June 1 and December 1, and mature on June 1, 2054, unless earlier converted, redeemed, or repurchased in accordance with their terms. On June 21, 2024, TXNM issued an additional $50.0 million aggregate principal amount of the Convertible Notes, pursuant to an overallotment option granted by TXNM to the initial purchasers of the $500.0 million Convertible Notes. Proceeds from the Convertible Notes were used to prepay $449.0 million of borrowings under the TXNM 2021 Delayed Draw Term Loan and $90.0 million of borrowings under the TXNM 2023 Term Loan, without penalty, and for other corporate purposes.

TXNM may not redeem the Convertible Notes prior to June 6, 2029, except upon the occurrence of certain tax events, rating agency events or treasury stock events (each, a “special event”). TXNM may redeem for cash all, but not less than all, of the Convertibles Notes upon the occurrence of a special event at any time, at its option, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, TXNM may redeem for cash all or part (subject to certain limitations on partial redemptions) of the Convertible Notes, at its option, on or after June 6, 2029, at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of TXNM’s common stock has been at least 130% of the conversion price of the convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which TXNM provides notice of redemption. In each case, TXNM will not, and will not be permitted to, issue a notice of redemption, or specify a redemption date, during any interest deferral period.

Prior to the close of business on the business day immediately preceding December 1, 2053, the Convertible Notes will be convertible at the option of the holders only under certain conditions. On or after December 1, 2053 until the close of business on the second business day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes at their option, at any time, at the conversion rate then in effect, irrespective of these conditions. Upon conversion of the Convertible Notes, TXNM will pay cash, or deliver an equal aggregate principal amount of a newly issued series of its nonconvertible junior subordinated notes with the same terms as the Convertible Notes (other than the conversion features and certain features in relation to redemption rights), in either case, up to the aggregate principal amount of the Convertible Notes being converted, and deliver shares of TXNM’s common stock in respect of the remainder, if any, of TXNM’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

The conversion rate for the Convertible Notes will initially be 22.4911 shares of TXNM’s common stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $44.46 per share of common stock. The initial conversion price of the Convertible Notes represents a conversion premium of 17.5% above the last reported sale price of TXNM’s common stock on June 4, 2024. The conversion rate and the corresponding conversion price will be subject to adjustment by certain events such as increased dividends but will not adjust for any accrued or unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes or if TXNM delivers a notice of a special event redemption, TXNM will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event or such notice of special event redemption, as the case may be.

TXNM issued the Convertible Notes pursuant to an indenture (the “Convertible Notes Indenture”) dated as of June 10, 2024 between TXNM and Computershare Trust Company, N.A., as trustee. The Convertible Notes are subject to continuing compliance with the representations, warranties, and covenants set forth in the Convertible Notes Indenture, which include the customary covenants discussed above. In the event of a fundamental change, as defined in the Convertible Notes Indenture, TXNM may be required to repurchase, for cash, the aggregate principal amount of Convertible Notes plus accrued interest. TXNM may not redeem the Convertible notes prior to June 6, 2029 except upon the occurrence of a special event as defined in the Convertible Notes Indenture.

So long as no event of default with respect to the Convertible Notes has occurred and is continuing, TXNM may, at its option, defer interest payments on the Convertible Notes on one or more occasions for up to 20 consecutive semi-annual

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
interest payment periods. During any deferral period, interest on the Convertible Notes will continue to accrue at the then-applicable interest rate on the Convertible Notes. In addition, during any deferral period, interest on deferred interest will accrue at the then-applicable interest rate on the Convertible Notes, compounded semi-annually, to the extent permitted by applicable law.

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

On March 28, 2024, TNMP entered into an agreement (the “TNMP 2024 Bond Purchase Agreement”) with institutional investors for the sale of $285.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the “TNMP 2024 Bonds”) offered in private placement transactions. TNMP issued the first two series on March 28, 2024, consisting of $32.0 million at a 5.26% interest rate, due March 28, 2029, and $85.0 million at a 5.55% interest rate, due March 28, 2036. The third and fourth series were issued on July 1, 2024, consisting of $40.0 million at a 5.65% interest rate, due July 1, 2039, and $128.0 million at a 5.79% interest rate, due July 1, 2054. The proceeds were used to repay existing debt, including the $80.0 million of 4.03% TNMP FMBs that were due July 2024 and borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP 2024 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indentures governing the TNMP 2024 Bonds. The terms of the supplemental indentures governing the TNMP 2024 Bonds include the customary covenants discussed above. In the event of certain changes of control of TXNM or TNMP, TNMP will be required to offer to prepay the TNMP 2024 Bonds at par. TNMP has the right to redeem any or all of the TNMP 2024 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

On June 30, 2023, TXNM entered into a $500.0 million term loan agreement (the “TXNM 2023 Term Loan”) among TXNM, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. The proceeds were used to prepay an equal amount of the TXNM 2021 Delayed Draw Term Loan, without penalty. The TXNM 2023 Term Loan has a balance of $410.0 million, bears interest at a variable rate, which was 6.30% at September 30, 2024, and matures on June 30, 2026.

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

On April 28, 2023, TNMP entered into an agreement (the “TNMP 2023 Bond Purchase Agreement”) with institutional investors for the sale of $185.0 million aggregate principal amount of two series of TNMP first mortgage bonds (the “TNMP 2023 Bonds”) offered in private placement transactions. TNMP issued the first series of $130.0 million on April 28, 2023, at a 5.01% interest rate, due April 28, 2033. The second series of $55.0 million was issued on July 28, 2023, at a 5.47% interest rate, due July 28, 2053. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP 2023 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indentures governing the TNMP 2023 Bonds. The terms of the supplemental indentures governing the TNMP 2023 Bonds include the customary covenants discussed above. In the event of certain changes of control of TXNM or TNMP, TNMP will be required to offer to prepay the TNMP 2023 Bonds at

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
par. TNMP has the right to redeem any or all of the TNMP 2023 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

On November 10, 2022, TXNM entered into a distribution agreement with BofA Securities, Inc., MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as sales agents and Bank of America, N.A., MUFG Securities EMEA plc and Wells Fargo Bank, N.A., as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through the sales agents (the “TXNM 2022 ATM Program”). Sales of the shares made pursuant to the distribution agreement may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. TXNM did not receive any proceeds upon the execution of this agreement.

Throughout 2023, TXNM entered into the forward sale agreements listed below, for the sale of shares of TXNM common stock. On December 15, 2023, TXNM physically settled the forward purchases under the TXNM 2022 ATM Program and used the proceeds to repay borrowings under the TXNM Revolving Credit Facility and for other corporate purposes. Gross cash proceeds shown below were reduced by $1.0 million in issuance costs resulting in net cash proceeds of $198.2 million.

Forward completion	Initial forward price	Shares	Settlement price	Settlement amount
				(in thousands)
March 15, 2023	$48.49	504,452	$49.00	$24,720
March 20, 2023	48.30	528,082	48.78	25,758
May 30, 2023	47.56	244,639	47.99	11,741
June 30, 2023	44.87	804,477	45.07	36,257
September 26, 2023	44.03	2,283,860	44.11	100,734
		4,365,510		$199,210

At September 30, 2024, variable interest rates were 5.90% on the TXNM 2021 Delayed-Draw Term Loan that matures in May 2025, 6.30% on the TXNM 2023 Term Loan that matures in June 2026, and 6.11% on the PNM 2024 Term Loan that matures in November 2025.

Hedging Arrangements

TXNM has entered into hedging agreements that establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in TXNM’s credit rating.
As of September 30, 2024, TXNM’s hedging agreements are as follows:

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

These hedge agreements are accounted for as cash flow hedges. The fair value of these hedges was a net loss of $0.3 million at September 30, 2024. A fair value gain of $1.8 million is included in Other current assets and a fair value loss of $2.1 million is included in Other deferred credits on the Condensed Consolidated Balance Sheets. The fair value was determined using Level 2 inputs under GAAP, including using forward SOFR curves under the mid-market convention to discount cash flows over the remaining term of the agreements.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-term Debt and Liquidity

As of September 30, 2024, the TXNM Revolving Credit Facility had a financing capacity of $300.0 million and the PNM Revolving Credit Facility had a financing capacity of $400.0 million. On April 1, 2024, TXNM and PNM amended their respective revolving credit facilities, extending their maturity to March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 20, 2026. As of September 30, 2024, the TNMP Revolving Credit Facility had a capacity of $200.0 million. On April 1, 2024, TNMP entered into a new $200.0 million Revolving Credit Facility that replaced the $100.0 million Revolving Credit Facility. The new $200.0 million Revolving Credit Facility is secured by $200.0 million aggregate principal amount of TNMP first mortgage bonds and has a maturity of March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities are based on SOFR. Short-term debt outstanding consists of:

	September 30, 2024		December 31, 2023
	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
	(In thousands)		(In thousands)
PNM:
PNM Revolving Credit Facility	$159,900	6.39%	$107,500	6.69%
PNM New Mexico Credit Facility	20,000	6.20	30,000	6.71
	179,900		137,500

TNMP Revolving Credit Facility	97,500	5.96	55,100	6.32

TXNM Revolving Credit Facility	181,600	6.58	69,300	6.96
	$459,000		$261,900

In addition to the above borrowings, TXNM, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at September 30, 2024 that reduce the available capacity under their respective revolving credit facilities. TXNM also had $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of September 30, 2024 and December 31, 2023, neither PNM nor TNMP had any intercompany borrowings from TXNM. PNMR Development had zero and $2.3 million in short-term borrowings outstanding from TXNM at September 30, 2024 and December 31, 2023. TXNM had no intercompany borrowings from PNMR Development at September 30, 2024 or December 31, 2023.

PNM has $3.4 million and $3.5 million in scheduled payments due for the ETBC I Securitized Bonds in February and August 2025. PNM also has $104.0 million and $250.0 million of SUNs that are due in May and August 2025. TXNM has $51.0 million outstanding under the TXNM 2021 Delayed Draw Term Loan that matures in May 2025. The Company’s debt arrangements have various maturities and expiration dates. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

(10)   Pension and Other Postretirement Benefit Plans

TXNM and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (collectively, the “PNM Plans” and “TNMP Plans”). TXNM maintains the legal obligation for the benefits owed to participants under these plans. The periodic costs or income of the PNM Plans and TNMP Plans are included in regulated rates to the extent attributable to regulated operations. The Company presents the service cost component of its net periodic benefit costs in administrative and general expenses and the non-service costs components in other income (deductions), net of amounts capitalized or deferred to regulatory assets and liabilities, on the Condensed Consolidated Statements of Earnings. PNM and TNMP receive a regulated return on the amounts funded for pension and OPEB plans in excess of accumulated periodic cost or income to the extent included in retail rates (a “prepaid pension asset”).

Additional information concerning pension and OPEB plans is contained in Note 11 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K. Annual net periodic benefit cost for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year. Differences

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
between TNMP’s annual net periodic costs (income) and amounts included in its regulated rates are deferred to regulatory assets or liabilities, for recovery or refund in future rate proceedings.

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2024	2023	2024	2023	2024	2023
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	5,427	5,913	597	675	124	135
Expected return on plan assets	(7,758)	(7,299)	(1,391)	(1,242)	—	—
Amortization of net loss	2,661	2,646	—	—	50	38
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$330	$1,260	$(794)	$(567)	$174	$173

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2024	2023	2024	2023	2024	2023
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	16,282	17,740	1,791	2,027	372	405
Expected return on plan assets	(23,272)	(21,897)	(4,173)	(3,727)	—	—
Amortization of net loss	7,984	7,937	—	—	150	114
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$994	$3,780	$(2,382)	$(1,700)	$522	$519

PNM did not make any contributions to its pension plan trust in the three and nine months ended September 30, 2024 and 2023 and does not anticipate making any contributions to the pension plan in 2024 through 2028 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.5%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the three and nine months ended September 30, 2024 and 2023, however, a portion of the disbursements attributable to the OPEB trust is paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were zero and less than $0.1 million for the three and nine months ended September 30, 2024 and were less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2023. These payments are expected to total $0.2 million in 2024 and $10.1 million for 2025-2028. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $0.9 million in the three and nine months ended September 30, 2024 and $0.4 million and $1.0 million in the three and nine months ended September 30, 2023 and are expected to total $1.2 million during 2024 and $4.4 million for 2025-2028.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2024	2023	2024	2023	2024	2023
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$5	$5	$—	$—
Interest cost	553	601	96	106	4	3
Expected return on plan assets	(687)	(674)	(129)	(120)	—	—
Amortization of net (gain) loss	139	110	(161)	(190)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$5	$37	$(189)	$(199)	$4	$3

	Nine Months Ended September 30,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2024	2023	2024	2023	2024	2023
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$16	$16	$—	$—
Interest cost	1,660	1,802	289	319	12	9
Expected return on plan assets	(2,061)	(2,023)	(386)	(361)	—	—
Amortization of net (gain) loss	417	329	(482)	(570)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$16	$108	$(563)	$(596)	$12	$9

TNMP did not make any contributions to its pension plan trust in the three and nine months ended September 30, 2024 and 2023 and does not anticipate making any contributions to the pension plan in 2024 through 2027 based on current law, funding requirements, and estimates of portfolio performance. In 2028, TNMP does anticipate making a contribution of $0.2 million based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.5%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three and nine months ended September 30, 2024 and 2023 and does not expect to make contributions to the OPEB trust during the period 2024-2028. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero and less than $0.1 million in the three and nine months ended September 30, 2024 and were zero in the three and nine months ended September 30, 2023 and are expected to total $0.1 million during 2024 and $0.2 million in 2025-2028.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
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

PNM estimates that it will incur approximately $55.6 million (in 2023 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS for the remaining term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At September 30, 2024 and December 31, 2023, PNM had a liability for interim storage costs of $12.9 million and $11.0 million, which is included in other deferred credits.

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

The Energy Transition Act

In 2019, the Governor signed into New Mexico state law Senate Bill 489, known as the Energy Transition Act (“ETA”). The ETA became effective as of June 14, 2019 and sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also allows for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to review and approve utilities’ annual renewable portfolio plans to ensure compliance with the RPS. Also pursuant to the ETA, the New Mexico Environmental Improvement Board adopted standards of performance that limit CO2 emissions to no

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
more than 1,100 lbs. per MWh beginning January 1, 2023 for new and existing coal-fired EGUs with original installed capacities exceeding 300 MW.

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

The Clean Air Act

Regional Haze

Pursuant to the CAA, states are required to establish goals for improving visibility in national parks and wilderness areas (also known as Class I areas) and to develop long-term strategies for reducing emissions of air pollutants that cause visibility impairment in their own states and for preventing degradation in other states. States must establish a series of interim goals to ensure continued progress by adopting a new SIP every ten years. In the first SIP planning period, states were required to conduct Best Available Retrofit Technology (“BART”) determinations for certain covered facilities, including utility boilers, built between 1962 and 1977 that have the potential to emit more than 250 tons per year of visibility impairing pollution. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions.

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

In 2018, EPA released a new guidance document on tracking visibility progress for the second planning period. EPA is allowing states discretion to develop SIPs that may differ from EPA’s guidance as long as they are consistent with the CAA and other applicable regulations. In 2019, EPA finalized the draft guidance that was previously released as a companion to the regional haze rule revisions, and EPA clarified that guidance in a memorandum issued in 2021. SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM retired its share of SJGS in 2022. On August 30, 2022, EPA published in the Federal Register an official “Finding of Failure to Submit” for states, including New Mexico, that have not yet submitted a round 2 regional haze SIP. This action by

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
EPA started a 2-year clock for it to issue a Federal Implementation Plan (“FIP”), which deadline has now passed. NMED petitioned the NM Environmental Improvement Board to adopt a proposed SIP and the public hearing of their proposal is scheduled for December 18, 2024. PNM submitted comments on the proposed SIP in response to a request for comments by NMED.

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

In 2023, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule, and finalized the rules on May 9, 2024. The final rules include revised new source performance standards under Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either CCS (long-term) or natural gas co-firing (medium-term), or exempt from the rule via early retirement, and the standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). Over a dozen states, several industry groups and some power companies and labor unions have filed challenges to the rule at the DC Circuit. On July 19, 2024, the DC Circuit ruled that petitioners had not met the stringent requirements for a stay of the rules. Attorney generals in 25 states sent an emergency appeal to the US Supreme Court asking it to stay the final rule. On October 16, 2024, the US Supreme Court denied the petitioners’ request for stay. The final rule will remain in effect pending resolution of the ongoing challenges in the DC Circuit and any subsequent appeal to the US Supreme Court. The DC Circuit has scheduled oral argument for December 6, 2024, and indicated that it will decide the challenges during its 2024 term.

Because the CAA 111 rule does not contain provisions for existing natural gas units, on March 26, 2024, EPA announced it was opening a non-regulatory docket and issued framing questions to gather input about ways to design a stronger,

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
more durable approach to GHG regulation of existing gas combustion turbines. The docket was open for public comment from March 26, 2024 to May 28, 2024 and the agency held a policy forum to bring stakeholders together to share ideas with EPA and others. The agency has indicated that it will re-propose emission guidelines for existing natural gas units in 2024.

In 2021, President Biden signed an extensive Executive Order aimed at addressing climate change concerns domestically and internationally. The order is intended to build on the initial climate-related actions the Biden Administration took on January 20, 2021. It addresses a wide range of issues, including establishing climate change concerns as an essential element of U.S. foreign and security policy, identifying a process to determine the U.S. INDC under the Paris Agreement, and establishing a Special Presidential Envoy for Climate that will sit on the National Security Council. On April 22, 2021, at the Earth Day Summit, as part of the U.S.’s re-entry into the Paris Agreement, President Biden unveiled the goal to cut U.S. emissions by 50% - 52% from 2005 levels by 2030, nearly double the GHG emissions reduction target set by the Obama Administration. The 2030 goal joins President Biden’s other climate goals which include a carbon pollution-free power sector by 2035 and a net-zero emissions economy by no later than 2050.

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

In 2021, EPA published in the Federal Register the initial air quality designations for all remaining areas not yet designated under the 2010 SO2 Primary NAAQS. All areas of New Mexico have been designated attainment/unclassifiable through four rounds of designations by EPA.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
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

In 2019, EPA issued findings that several states, including New Mexico, had failed to submit interstate transport SIPs for the 2015 8-hour ozone NAAQS, triggering an obligation for EPA to issue a federal implementation plan within two years. In response, NMED submitted a Good Neighbor SIP on July 27, 2021 that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard. Nevertheless, when EPA failed to approve the SIP or issue a FIP within two years of the finding of failure to submit, multiple parties filed a deadline suit against EPA, resulting in a consent decree requiring EPA to issue a FIP or approve a SIP for New Mexico by a deadline of no later than June 1, 2024, which was later extended to August 30, 2024. On March 15, 2023, EPA Administrator Regan signed a final action imposing a FIP on multiple states but did not include a FIP for New Mexico because the most up to date modeling available at proposal confirmed the state did not contribute to downwind ozone nonattainment or maintenance areas. However, the updated modeling EPA used in the final rule indicated that New Mexico may be significantly contributing to one or more non-attainment or maintenance areas. In light of that modeling result, on February 16, 2024, the EPA published a proposed rule partially disapproving the SIPs for New Mexico and four other states (Arizona, Iowa, Kansas, Tennessee) and expanding the Good Neighbor FIP to apply to these states. In denying the NMED-submitted SIP, the EPA concluded that the SIP was incomplete and did not contain the necessary provisions to prohibit emissions from sources within the state from interfering with maintenance of the 2015 ozone NAAQS in downwind areas, specifically a maintenance-only receptor in the El Paso area. The FIP aspect of the proposed rule would require fossil fuel-fired power plants in these five states to participate in an allowance-based ozone season NOx emissions trading program beginning in 2025. Comments on the proposed rule were due May 16, 2024. PNM submitted company-specific comments on the proposal on the due date. EPA is targeting November 2024 for a final rule.

Of importance in considering the possibility of a Good Neighbor FIP for New Mexico, are the many court challenges to EPA’s earlier rulemaking disapproving SIPs and imposing a FIP on 23 states. Numerous courts of appeal have already determined that those challenges are likely to succeed and therefore issued stays of EPA’s SIP disapprovals for about half of the states subject to the FIP. In light of those stays, the US Supreme Court granted a stay of the Good Neighbor FIP on June 27, 2024, and EPA subsequently confirmed the stay applied to all 23 states subject to EPA’s review of the basis for the stay. This court and administrative activity may impact the viability of EPA’s multi-state trading program as to New Mexico. However, on September 4, 2024, EPA sent the final rule for New Mexico and four other states to the Office of Management and Budget indicating EPA plans to move forward with the expansion of the Good Neighbor FIP to New Mexico notwithstanding the stay for the original 23 states. EPA is under a consent decree with environmental non-governmental organizations to issue a final rule which either promulgates a FIP or approves a SIP for New Mexico by November 26, 2024.

PM Standard – In 2023, EPA published, in the Federal Register, a proposal to lower the annual fine PM standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine particulate matter standard, the daily coarse particulate matter standard, and the secondary PM standards. The final rule was published on March 6, 2024, lowering the primary annual PM 2.5 NAAQS to 9 ug/m3. The rule is effective May 6, 2024. States will have until March 2032 to attain compliance with the new standard. During the multi-year implementation process, EPA will designate attainment/nonattainment areas by March 6, 2026, and states will submit a State Implementation Plan to EPA by September 6, 2027. This

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
implementation process also applies to the Albuquerque-Bernalillo County Environmental Health Department who may combine efforts with NMED. Bernalillo County does not currently meet the 9 ug/m3 standard which may impact future air permitting activities at Rio Bravo and Reeves Generating Stations if the county is designated as nonattainment. Beginning May 6, 2024, the new standard became effective for conducting required modeling for permit applications and revisions. Although the lower standard is expected to result in new nonattainment areas throughout the country and could prompt additional PM control requirements, PNM cannot predict the impacts of the outcome of future rulemaking.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
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

In 2021, EPA published notice that it will undertake a supplemental rulemaking to revise the ELG after completing its review of the rules reconsidered in 2020. As part of this process, EPA will determine whether more stringent limitations and standards are appropriate. On March 29, 2023, EPA published the proposed ELG Rule in the Federal Register. The proposed rule includes stricter limitations on bottom ash transport water, flue gas desulfurization, and coal combustion residual leachate. Also included are flexibilities for coal-powered facilities that will soon decommission or repower. With this proposed rule EPA has extended the date of decommissioning or repowering from December 31, 2028, to December 31, 2032. Comments on the proposed rule were due May 30, 2023.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
that off-site sources have impacted, and are continuing to impact, the local groundwater in the vicinity of the former Santa Fe Generating Station.

In 2021, NMED approved both the field work plans required for site characterization and associated work activities which were completed by the end of 2022 and a report was submitted to the NMED in 2023. Groundwater sampling for the abatement plan’s first semiannual work was completed in 2023, and the associated report was completed and submitted to the NMED. In addition, the work plan for the 2023 CAF work was completed and submitted to the NMED in July 2023. NMED approved this work plan in December 2023. The activities from the work plan include the installation of three monitoring wells and additional rounds of groundwater sampling and are anticipated to begin in late 2024.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
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

In 2020, EPA issued the proposed Holistic Approach to Closure Part B (“Part B”), which delineated the process for owners/operators to submit alternate liner demonstrations for clay-lined surface impoundments that could otherwise meet applicable requirements. Part B also proposed regulations addressing beneficial use for closure of surface impoundments. EPA issued the final Part B rule, which became effective on December 14, 2020. This rule did not include beneficial use of CCR for closure, which EPA explains will be addressed in subsequent rulemaking actions. On May 18, 2023, EPA published a proposed rule on the regulatory requirements for inactive surface impoundments at inactive facilities including groundwater monitoring, corrective action, closure, and post-closure care requirements for all CCR management units (regardless of how or when that CCR was placed), and several technical corrections to the existing regulations. Comments on the proposed rule were due July 17, 2023. EPA intends to issue other rulemakings and finalizing parts of previously proposed rules, including a final rule on remaining Part B issues regarding closure options and annual reporting. EPA has not set a date for final action on these remaining rulemakings.

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

In 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. The Spring 2024 Unified Agenda states the final rule for the federal permit will be published in October 2024. EPA is coordinating with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of EPA’s rulemaking activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
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

Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. PNM and Westmoreland have entered into an agreement under which mine reclamation services for SJGS would be provided. A mine reclamation cost study was completed in the first quarter of 2024 and PNM remeasured its liability, which resulted in an increase in overall reclamation costs of $20.9 million, due primarily to higher inflationary factors. As a result, PNM recorded the increase in the liability related to the underground mine of $17.0 million as a regulatory asset on the Condensed Consolidated Balance Sheets. Due to the NMPRC cap on the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million, PNM was required to record $4.0 million of the increase related to the surface mine liability plus an additional $0.5 million, related to other costs, as a regulatory disallowance on the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2024. In the third quarter of 2024, PNM and Westmoreland amended the mine reclamation services agreement to update the base rates for the costs of reclamation activities, which resulted in an increase in overall reclamation costs of $12.1 million. As a result, PNM recorded the increase in the liability related to the underground mine of $6.0 million as regulatory assets on the Condensed Consolidated Balance Sheets and the increase of $6.1 million related to the surface mine as a regulatory disallowance on the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2024.

PNM’s estimate of the costs necessary to reclaim the mine that serves SJGS is subject to many assumptions, including the timing of reclamation, generally accepted practices at the time reclamation activities occur, and current inflation and discount rates. PNM cannot predict the ultimate cost to reclaim the mine that serves SJGS and would seek to recover all costs related to reclaiming the underground mine from its customers but could be exposed to additional loss related to surface mine reclamation. In connection with certain mining permits relating to the operation of the San Juan mine, Westmoreland was required to post reclamation bonds of $118.7 million with the NMMMD. In order to facilitate the posting of reclamation bonds by sureties on behalf of Westmoreland, TXNM entered into the WFB LOC Facility under which letters of credit aggregating $30.3 million have been issued.

A coal mine reclamation study for the mine that serves Four Corners was issued in 2019. The study reflected operation of the mine through 2031, the term of the Four Corners CSA.

Based on the most recent estimates, PNM’s remaining payments as of September 30, 2024 for mine reclamation, in future dollars, are estimated to be $48.7 million for the surface mines at both SJGS and Four Corners and $65.0 million for the underground mine at SJGS. At September 30, 2024 and December 31, 2023, liabilities, in current dollars, of $42.2 million and $50.0 million for surface mine reclamation and $54.5 million and $26.2 million for underground mine reclamation were recorded in other deferred credits.

The SJGS owners are parties to a reclamation trust funds agreement to provide financial assurance for post-term coal mine reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and meet year-end funding targets set by funding curves that are approved by the SJGS ownership. PNM began using its mine reclamation trust to pay for final mine reclamation costs in April 2023. Because the trust agreement requires meeting specific funding targets at year end, it may be necessary for PNM to make additional contributions to meet those targets. PNM funded $2.7 million in 2023. The recently completed and approved mine reclamation cost study resulted in an update to the trust’s funding curves. Based on PNM’s reclamation trust

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
fund balance at September 30, 2024, and current funding curve targets, PNM anticipates contributing $25.1 million in 2024, $2.4 million in 2025, and $0.6 million in 2026.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $3.2 million in 2024 and $0.2 million in 2023. PNM anticipates providing additional funding of $2.1 million in 2025 and $2.9 million in 2026.

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

PVNGS Liability and Insurance Matters

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. The insurance limit is subject to an adjustment every five years based upon the aggregate percentage change in the CPI. The most recent adjustment took effect on January 1, 2024. As of that date, in accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $16.3 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $500 million, which is provided by American Nuclear Insurers. The remaining $15.8 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. The maximum retrospective premium per reactor under the program for each nuclear liability incident is $165.9 million, subject to a maximum annual premium of $24.7 million per incident. Based on PNM’s ownership interest in the three Palo Verde units, PNM’s maximum retrospective premium per incident for all three units is $36.3 million, with a maximum annual payment limitation of $5.4 million, to be adjusted periodically for inflation.

TXNM ENERGY, INC. AND SUBSIDIARIES
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
◦Needed investments across distribution, transmission, and generation facilities to ensure safe, reliable delivery of electricity
◦Increased operations and maintenance expenses to meet operational needs, including wildfire risk mitigation
◦Costs associated with ESAs, previously approved by the NMPRC, necessary to serve our customers
◦ROE of 10.45%
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

TXNM ENERGY, INC. AND SUBSIDIARIES
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

In March 2024, notice of appeals were separately filed with the NM Supreme Court by NEE and PNM, and a joint notice of appeal was filed by the NM Department of Justice, Bernalillo County, and ABCWUA. NEE’s appeal was subsequently consolidated with the joint notice of appeal. In the statements of issues submitted in the parties’ appellate dockets, PNM took issue with the NMPRC’s ruling on capital structure; other appellants primarily challenged the NMPRC rulings related to Four Corners and Palo Verde cost recovery. PNM cannot predict the outcome of this matter.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a capacity of 11 MW
•Solar distributed generation, aggregating 302.4 MW at September 30, 2024, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2024 renewable energy procurement plan, which became effective on January 1, 2024, PNM proposed to collect $59.0 million for the year. PNM recorded revenues from the rider of $11.1 million and $41.7 million in the three and nine months ended September 30, 2024 and $13.0 million and $47.0 million in the three and nine months ended September 30, 2023. On June 3, 2024, PNM filed its renewable energy procurement plan for 2025 which proposes to collect $58.7 million for the year. PNM did not propose any new resource procurements, and the plan states that existing projects are anticipated to exceed the applicable RPS standards of 2025, despite the standard doubling. On September 11, 2024, a public hearing was held and on October 11, 2024, the hearing examiners issued a RD recommending approval of all PNM’s requests.

TXNM ENERGY, INC. AND SUBSIDIARIES
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

On January 14, 2022, the hearing examiner issued a RD recommending the NMPRC find that the EUEA does not mandate the NMPRC to authorize or approve a full decoupling mechanism, defining full decoupling as limited to energy efficiency and load management measures and programs. The RD also states that a utility may request approval of a rate adjustment mechanism to remove regulatory disincentives to energy efficiency and load management measures and programs through a stand-alone petition, as part of the utility’s triennial energy efficiency application or a general rate case and that PNM is not otherwise precluded from petitioning for a rate adjustment mechanism prior to its next general rate case. Finally, the RD stated that the EUEA does not permit the NMPRC to reduce a utility’s ROE based on approval of a disincentive removal mechanism founded on removing regulatory disincentives to energy efficiency and load management measures and programs. The RD does not specifically prohibit a downward adjustment to a utility’s capital structure, based on approval of a disincentive removal mechanism. On April 27, 2022, the NMPRC issued an order adopting the RD in its entirety. On May 24, 2022, PNM filed a notice of appeal with the NM Supreme Court. The NM Supreme Court held oral arguments on November 13, 2023. On

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 13, 2024, the NM Supreme Court issued a decision finding that the EUEA allows a utility to propose full decoupling mechanisms. The NM Supreme Court did not address the second issue regarding a downward adjustment to a utility’s capital structure based on approval of disincentive removal mechanism. No declaratory order was issued by the NMPRC. This matter is now concluded.

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

Abandonment Applications made under the ETA

SJGS Abandonment Application

In 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA. In 2023, PNM, along with intervening parties, reached a unanimous settlement which was approved by the NMPRC. As a result, PNM recorded a $115.0 million reduction to electric operating revenues on TXNM’s and PNM’s Condensed Consolidated Statement of Earnings, for amounts previously recorded under PNM’s current retail rates and a corresponding current regulatory liability on TXNM’s and PNM’s Condensed Consolidated Balance Sheets at September 30, 2023. In addition, PNM recorded a regulatory disallowance of $2.3 million on TXNM’s and PNM’s Condensed Consolidated Statement of Earnings and a corresponding decrease to deferred regulatory assets on TXNM’s and PNM’s Condensed Consolidated Balance Sheets at September 30, 2023 to reflect PNM’s agreement to withdraw its request for regulatory assets associated with prefunding of ETA state administered funds and legal costs associated with this matter. Additional information is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

TXNM ENERGY, INC. AND SUBSIDIARIES
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

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of Securitized Bonds as provided by the ETA. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application and on July 6, 2023, the NM Supreme Court affirmed the NMPRC decision concluding that the NMPRC reasonably and lawfully denied PNM’s application for abandonment. As a result of the NM Supreme Court's decision to uphold the NMPRC's denial, the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2023 reflect a regulatory disallowance of $3.7 million. On April 23, 2024, PNM filed an interim notice informing the NMPRC that PNM’s updated analysis indicates it is in the interest of customers for PNM to remain as a participant in Four Corners until the expiration of the current coal supply agreement in 2031. In August 2024, PNM and NTEC terminated the Four Corners Purchase and Sale Agreement and executed an agreement for the reimbursement of PNM’s initial $15.0 million payment with interest, to be paid in 2024.

Summer Peak Resource Adequacy

Beginning in 2021 PNM began providing notices of delays, as received from developers, and status updates to the NMPRC for the approved SJGS replacement resource projects as well as delays in replacement resources for the PVNGS leased capacity that expired in January 2023 and January 2024. PNM’s generation resources performed sufficiently with no challenges to resource adequacy during the 2023 and 2024 summer peak seasons. While some of the replacement resources have come online, other replacement resources have experienced additional developer delays and PNM entered into additional firm energy market purchases necessary to meet customer load during the 2024 summer season. See Note 7.

2026 Resource Application

On October 25, 2023, PNM filed an application with the NMPRC seeking approval of resources to be available for the 2026 summer peak. The application included a request for approval of a 100 MW solar PPA and three battery storage agreements of 100 MW, 100 MW, and 50 MW. In addition, PNM was seeking approval of a CCN for a 60 MW battery storage system to be owned by PNM. The resources were deemed necessary for PNM to safely and reliably meet its projected system load. A hearing was held on March 20 and 21, 2024. On May 3, 2024, the hearing examiner in the case issued a RD approving PNM’s requested resources. On May 30, 2024, the NMPRC approved the RD in its entirety. On July 9, 2024, a group of New Mexico legislators filed a petition with the NM Supreme Court requesting the court grant their motion for rehearing, which was denied on September 3, 2024. This matter is now concluded.

Grid Modernization Application

On October 3, 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM’s application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Application. PNM also requested authorization to create related regulatory assets and liabilities, permitting PNM to record costs incurred for the development and implementation of PNM’s plan between the requested approval of the application on July 1, 2023, and the implementation of the Grid Modernization Rider by September 1, 2023; undepreciated investments associated with legacy meters being replaced with AMI meters; and over- or under-collection of costs through the Grid Modernization Rider. In addition, PNM requested approval of the proposed

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
format of an Opt-Out Consent Form and proposed opt-out fees, which includes a one-time fee and a monthly fee. Following a hearing and subsequent briefs, on May 31, 2023, the NMPRC issued an order requiring the hearing examiner to direct PNM to file a cost benefit analysis as a supplement to the application. On November 22, 2023, PNM filed the required cost benefit analysis supporting PNM’s proposed Grid Modernization plan. A hearing was held in April 2024 and post-hearing briefs and response briefs were filed in June 2024. On August 16, 2024, the hearing examiner in the case issued a RD. The RD largely approved PNM’s application with minor modifications, including limiting to a return of its undepreciated costs of legacy meters and conditioned approval upon PNM accelerating the deployment schedule following a final order. On October 17, 2024, the NMPRC issued a final order adopting the RD but removed the accelerated deployment schedule.

The Community Solar Act

In 2021, the Community Solar Act established a program that allows for the development of community solar facilities and provides customers of a qualifying utility with the option of subscribing to community solar facilities, and in exchange would receive a bill credit from their utility, while the utility received energy from the community solar facility. The NMPRC was charged with administering the Community Solar Act program, establishing a total maximum capacity of 200 MW community solar facilities and allocating proportionally to the New Mexico electric investor-owned utilities and participating cooperatives, of which PNM was allocated 125 MW. On October 3, 2024, the NMPRC issued an order raising the total maximum capacity of community solar facilities by 300 MW, of which PNM was allocated 185 MW.

In 2022, PNM filed its initial Community Solar tariff and subsequently filed an updated Community Solar tariff under protest and filed a motion for clarification, suspension, and timely hearing on PNM’s Community Solar tariff. In 2023, the NMPRC suspended PNM’s Community Solar tariff and issued an order opening a new docket for two-phase proceedings. The first phase addressed issues concerning the proposed subscriber organization agreements and the proposed customer data forms. The second phase addressed all issues concerning proposed tariffs, agreements and forms that were not addressed in the first phase. In 2023, the NMPRC issued an order approving an uncontested stipulation on the first phase and PNM’s advice notice conforming to the stipulation became effective. A hearing for the second phase was held from January 17 through January 19, 2024. On August 30, 2024, the hearing examiner issued a RD. The RD recommended rejecting PNM’s proposed community solar rider and required PNM to refile the rider, approval of an accounting order to track certain costs in a regulatory asset, and included recommendations for various issues to be handled in a future rulemaking. PNM cannot predict the outcome of the pending matters.
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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
May 12, 2023	$150.5	$19.4
September 6, 2023	21.4	4.2
March 15, 2024	97.4	13.1
September 20, 2024	20.6	3.9

TXNM ENERGY, INC. AND SUBSIDIARIES
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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 1, 2022	$95.7	$6.8
September 1, 2023	157.0	14.5
July 28, 2024	205.9	15.6
November 17, 2024	43.7	7.7

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). TNMP’s 2022 EECRF filing requested recovery of $7.3 million, including a performance bonus of $1.9 million, and became effective March 1, 2023. On May 26, 2023, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2024. On September 28, 2023, the PUCT approved a unanimous stipulation, authorizing recovery of $6.6 million, including a performance bonus of $1.2 million based on TNMP’s energy efficiency achievements in the 2022 plan year. On May 31, 2024, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2025. On October 24, 2024, the PUCT approved the total amount requested, authorizing recovery of $7.0 million, which includes a performance bonus of $1.3 million based on TNMP’s energy efficiency achievements in the 2023 plan year.

Hurricane Beryl

On July 8, 2024, Hurricane Beryl made landfall in the Texas Gulf Coast leaving approximately 116,000 customers in the TNMP service area without power. As of September 30, 2024, TNMP has incurred $47.2 million of costs, of which $28.6 million has been recorded in Utility Plant and $18.6 million has been recorded as a regulatory asset in Other Deferred Charges on the Condensed Consolidated Balance Sheets. TNMP will continue to track storm-related restoration costs to seek collection of such costs in a future regulatory proceeding.

System Resiliency Plan (“SRP”)

In 2023, the Texas Legislature enacted House Bill No, 2555 (“HB 2555”), permitting an electric utility to seek approval of, and cost recovery for, a system resiliency plan. On August 28, 2024, TNMP filed its first SRP with the PUCT designed to benefit customers through enhanced resiliency of its distribution system, as intended under HB 2555. The SRP includes approximately $600 million of capital investments and approximately $151 million of other related costs over three years and was developed using a comprehensive and data-driven approach which evaluated various types of resiliency events posing material risk to the safe and reliable operation of TNMP's distribution system. TNMP's service territory includes non-contiguous areas across different regions of Texas, ranging from small communities and rural areas to communities around large metropolitan areas, each with unique risks. Investments in the SRP are prioritized based on customer benefit, physical protection of infrastructure, foundational investments in operational and cybersecurity technologies, and wildfire risk reduction and are focused on lower-performing areas in the context of reliability. Eight different resiliency measures are outlined in the SRP with associated programs and infrastructure impacts to improve the system's ability to prevent, withstand, mitigate and/or more promptly recover from resiliency events: distribution system resiliency, distribution system protection modernization, vegetation management, wildfire mitigation, flood mitigation, enhanced operations system technology, cybersecurity, and

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
physical security resiliency. The SRP is subject to PUCT approval over 180 days as stated in Texas legislation. Recovery of investments and costs are permissible primarily through semi-annual DCRF filings, with deferral of depreciation and other certain expenses until recovery begins.

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

On April 5, 2021, PNM and Salt River Project entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to Salt River Project certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2. In January 2023, the Unit 1 leases expired, and PNM closed on the associated sale to Salt River Project, receiving payments of $33.7 million, of which $28.4 million was recorded as a reduction to Net utility plant on the Condensed Consolidated Balance Sheets and is presented as cash flows from investing activities on the Condensed Consolidated Statement of Cash Flows. In addition, $5.3 million was recorded as a reduction to materials, supplies, and fuel stock on the Condensed Consolidated Balance Sheets and is presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows. In January 2024, the Unit 2 leases expired, and PNM closed on the associated sale to Salt River Project, receiving payments of $3.4 million, of which $2.8 million was recorded as a reduction to Net utility plant on the Condensed Consolidated Balance Sheets and is presented as cash flows from investing activities on the Condensed Consolidated Statement of Cash Flows. In addition, $0.6 million was recorded as a reduction to Materials, supplies and fuel stock on the Condensed Consolidated Balance Sheets and is presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows.

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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of September 30, 2024 and December 31, 2023, the unamortized balance of these rights-of-ways was $67.8 million and $56.2 million. PNM recognized amortization expense associated with these agreements of $1.1 million and $3.2 million in the three and nine months ended September 30, 2024 and $0.8 million and $2.6 million in the three and nine months ended September 30, 2023.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At September 30, 2024, residual value guarantees on fleet vehicle and equipment leases are $0.7 million, $0.9 million, and $1.7 million for PNM, TNMP, and TXNM Consolidated.

Battery Storage Agreements

The Company has entered into various battery storage agreements for 20-year terms that have fixed payments over the life of the agreements. The Company accounts for these agreements as operating leases and records the initial lease liabilities with corresponding right-of-use assets. In addition, the Company has elected to separate lease components from non-lease components for battery storage agreements and accordingly, does not include non-lease components in the measurement of the lease liability or right-of-use asset. The non-lease components which are not included in the measurement of the lease liability or the corresponding right-of-use asset, comprise 25.5% of the value of the agreements.

Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2024			December 31, 2023
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$172,904	$1,101	$174,554	$180,370	$1,814	$182,201
Current portion of operating lease liabilities	10,349	772	11,157	11,371	895	12,267
Long-term portion of operating lease liabilities	157,584	268	158,369	166,191	809	167,000

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2024			December 31, 2023
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Financing leases:
Non-utility property	$21,649	$23,761	$46,410	$25,425	$24,487	$49,981
Accumulated depreciation	(10,151)	(12,476)	(22,767)	(11,984)	(11,869)	(23,905)
Non-utility property, net	11,498	11,285	23,643	13,441	12,618	26,076

Other current liabilities	$3,698	$4,427	$8,374	$4,146	$4,616	$8,776
Other deferred credits	7,821	6,880	15,318	9,300	8,023	17,326

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities as of September 30, 2024 is presented below:

	PNM	TNMP	TXNM
Weighted average remaining lease term (years):
Operating leases	16.46	1.31	16.34
Financing leases	3.41	2.86	3.15

Weighted average discount rate:
Operating leases	5.64%	4.39%	5.64%
Financing leases	4.89%	5.10%	5.00%

Information for the components of lease expense is as follows:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:
Battery storage leases	$2,947	$—	$2,947	$8,840	$—	$8,840
Other operating leases	1,888	217	2,124	5,855	723	6,610
Amounts capitalized	(23)	(192)	(216)	(86)	(634)	(720)
Total operating lease expense	4,812	25	4,855	14,609	89	14,730
Financing lease cost:
Amortization of right-of-use assets	1,042	1,235	2,356	3,379	3,866	7,361
Interest on lease liabilities	142	146	300	429	445	891
Amounts capitalized	(748)	(1,133)	(1,882)	(2,345)	(3,476)	(5,822)
Total financing lease expense	436	248	774	1,463	835	2,430

Variable lease expense	433	—	433	1,226	—	1,226
Short-term lease expense	182	7	276	534	19	656
Total lease expense for the period	$5,863	$280	$6,338	$17,832	$943	$19,042

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:	$4,001	$345	$4,346	$10,377	$1,175	$11,552
Amounts capitalized	(71)	(302)	(373)	(334)	(1,031)	(1,365)
Total operating lease expense	3,930	43	3,973	10,043	144	10,187
Financing lease cost:
Amortization of right-of-use assets	1,193	1,183	2,389	3,325	3,345	6,718
Interest on lease liabilities	148	126	274	411	349	760
Amounts capitalized	(844)	(1,071)	(1,915)	(2,313)	(3,076)	(5,389)
Total financing lease expense	497	238	748	1,423	618	2,089

Variable lease expense	360	—	360	982	—	982
Short-term lease expense	174	7	190	438	22	490
Total lease expense for the period	$4,961	$288	$5,271	$12,886	$784	$13,748

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental cash flow information related to the Company’s leases is as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,694	$36	$16,758	$18,714	$113	$18,827
Operating cash flows from financing leases	143	75	235	135	47	183
Finance cash flows from financing leases	1,305	759	2,174	1,221	565	1,836

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$75	$100	$743	$138,878	$6	$138,884
Financing leases	1,735	2,661	5,355	5,977	3,508	9,485

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023.

Future expected lease payments are shown below:

	As of September 30, 2024
	PNM			TNMP		TXNM
		Operating					Operating
	Financing	Battery Storage	Other	Financing	Operating	Financing	Battery Storage	Other
	(In thousands)
Remainder of 2024	$1,116	$2,947	$92	$1,309	$170	$2,504	$2,947	$278
2025	4,023	11,786	7,092	4,673	808	8,969	11,786	7,967
2026	3,482	11,786	7,042	3,412	90	7,159	11,786	7,201
2027	2,240	11,786	7,046	1,975	14	4,458	11,786	7,131
2028	1,048	11,786	7,049	636	11	1,766	11,786	7,133
Later years	639	172,254	10,587	159	—	798	172,254	11,013
Total minimum lease payments	12,548	222,345	38,908	12,164	1,093	25,654	222,345	40,723
Less: Imputed interest	1,029	88,557	4,763	857	53	1,962	88,557	4,985
Lease liabilities	$11,519	$133,788	$34,145	$11,307	$1,040	$23,692	$133,788	$35,738

The above table includes $11.8 million, $11.1 million, and $22.9 million for PNM, TNMP, and TXNM at September 30, 2024 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At September 30, 2024, the Company has various lease arrangements that have been executed but have not yet commenced, which are primarily related to battery storage agreements. The Company currently expects lease commencement dates in 2024, with lease terms expiring in 2045, and will recognize lease assets and liabilities upon lease commencement. The expected total fixed consideration to be paid for these arrangements, which includes non-lease payments, is approximately $1.1 billion over the 20-year terms of the agreements.

(14)   Income Taxes
The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items are excluded from the estimated annual rate calculation. Such items include regulatory disallowances and excess tax benefits or deficiencies related to stock awards. At September 30, 2024, TXNM, PNM, and TNMP estimated their effective income tax rates for the year ended

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2024 would be 15.44%, 14.66%, and 20.67%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

During the nine months ended September 30, 2024, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further decreased by discrete items, including $2.7 million for the tax effects of regulatory disallowances at PNM and $19.5 million from the sale of NMRD at TXNM. Excess tax shortfalls related to stock awards increased tax expense by less than $0.1 million for TXNM, of which less than $0.1 million was allocated to PNM and less than $0.1 million was allocated to TNMP.

Beginning February 2018, PNM’s NM 2016 Rate Case reflected the reduction in the federal corporate income tax rate resulting from enactment of legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), including amortization of excess deferred federal income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, and had been returning the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years. Pursuant to the final order in the PNM 2024 Rate Change, the remaining balance of $62.7 million of unprotected excess deferred income taxes is being returned over a five-year period. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. TXNM, PNM, and TNMP will amortize federal excess deferred income taxes of $23.3 million, $20.7 million, and $2.6 million in 2024. See additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

(15)   Related Party Transactions

TXNM, PNM, TNMP, and NMRD are considered related parties, as is PNMR Services Company, a wholly-owned subsidiary of TXNM that provides corporate services to TXNM and its subsidiaries in accordance with shared services agreements. These services are billed at cost on a monthly basis to the business units. In addition, PNM purchases renewable energy from certain NMRD-owned facilities at a fixed price per MWh of energy produced. On February 27, 2024, PNMR Development and AEP OnSite Partners sold their respective interests in NMRD and the table below reflects transactions with NMRD prior to the sale. See Note 16 for additional discussion of NMRD. The table below summarizes the nature and amount of related party transactions of TXNM, PNM, TNMP, and NMRD:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Services billings:
TXNM to PNM	$33,095	$29,509	$99,525	$90,151
TXNM to TNMP	13,192	10,976	40,314	34,703
PNM to TNMP	178	100	368	269
TNMP to TXNM	75	35	85	106
TNMP to PNM	497	—	497	—
TXNM to NMRD	—	71	66	235
Renewable energy purchases:
PNM from NMRD	—	3,652	1,523	9,761
Interest billings:
TXNM to PNM	77	8	116	18
PNM to TXNM	156	153	465	426
TXNM to TNMP	23	117	202	128
Income tax sharing payments:
TXNM to PNM	—	—	—	—
TNMP to TXNM	—	—	—	—

TXNM ENERGY, INC. AND SUBSIDIARIES
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

In the nine months ended September 30, 2024 and 2023, PNMR Development and AEP OnSite Partners each made cash contributions to NMRD of $12.6 million and $25.8 million for its construction activities.

Until the sale closing on February 27, 2024, TXNM presented its share of net earnings from NMRD in Other income on the Condensed Consolidated Statements of Earnings. Summarized financial information for NMRD through the closing date of the sale is as follows:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Operating revenues	$—	$4,020	$3,204	$10,525
Operating expenses	—	1,743	3,378	6,127
Net earnings (loss)	$—	$2,277	$(174)	$4,398

	Financial Position
	September 30,	December 31,
	2024	2023
	(In thousands)
Current assets	$—	$2,589
Net property, plant, and equipment	—	235,791
Non-current assets	—	1,849
Total assets	—	240,229
Current liabilities	—	730
Non-current liabilities	—	358
Owners’ equity	$—	$239,141

(17)     Goodwill

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by TXNM for its 2005 acquisition of TNP Enterprises, Inc. and Subsidiaries (“TNP”) was recorded as goodwill and was pushed down to the businesses acquired. In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill, were transferred to PNM. TXNM’s reporting units that currently have goodwill are PNM and TNMP.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
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

TXNM periodically updates its quantitative analysis for both PNM and TNMP. The use of a quantitative approach in a given period is not necessarily an indication that a potential impairment has been identified under a qualitative approach.

When TXNM performs a quantitative analysis for PNM or TNMP, a discounted cash flow methodology is primarily used to estimate the fair value of the reporting unit. This analysis requires significant judgments, including estimations of future cash flows, which is dependent on internal forecasts, estimations of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for the reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment.

When TXNM performs a qualitative or quantitative analysis for PNM or TNMP, TXNM considers market and macroeconomic factors including changes in growth rates, changes in the Weighted Average Cost of Capital (“WACC”), and changes in discount rates. TXNM also evaluates its stock price relative to historical performance, industry peers, and to major market indices, including an evaluation of TXNM’s market capitalization relative to the carrying value of its reporting units.

For its annual evaluations performed as of April 1, 2024, TXNM performed a quantitative analysis for the PNM reporting unit and a qualitative analysis for the TNMP reporting unit. The quantitative analysis, discussed above, indicated that the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 54%. The qualitative analysis, in addition to the typical considerations discussed above, considered changes in the Company’s expectations of future financial performance since the April 1, 2020 quantitative analysis and the previous qualitative analyses through April 1, 2023 performed for TNMP. This analysis considered events specific to TNMP such as the potential impacts of legal and regulatory matters discussed in Note 11 and Note 12. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2024 carrying values of PNM and TNMP exceeded their fair value. Since the April 1, 2024 annual evaluation, there have been no events or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

For its annual evaluations performed as of April 1, 2023, TXNM performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company’s expectations of future financial performance since the April 1, 2018 quantitative analysis and the previous qualitative analyses through April 1, 2022 performed for PNM, as well as the April 1, 2020 quantitative analysis and the previous qualitative analyses through April 1, 2022 performed for TNMP. This analysis considered Company specific events such as the Merger, potential impacts of legal and regulatory matters discussed in Note 11 and Note 12, including potential outcomes in PNM’s San Juan Abandonment Application, PNM’s Four Corners Abandonment Application, and PNM’s PVNGS Leased Interest Abandonment Application. The April 1, 2018 quantitative evaluations indicated the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 19%. The April 1, 2020 quantitative evaluations indicated the fair value of the TNMP reporting unit, which has goodwill of $226.7 million, exceeded its carrying value by approximately 38%. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2023 carrying values of PNM and TNMP exceeded their fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for TXNM is presented on a combined basis, including certain information applicable to PNM and TNMP. The MD&A for PNM and TNMP is presented as permitted by Form 10-Q General Instruction H(2). This report uses the term “Company” when discussing matters of common applicability to TXNM, PNM, and TNMP. A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, unless otherwise specified. Certain of the tables below may not appear visually accurate due to rounding.

MD&A FOR TXNM

EXECUTIVE SUMMARY

Overview and Strategy

TXNM is a holding company with two regulated utilities serving approximately 831,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. TXNM’s electric utilities are PNM and TNMP. TXNM strives to create a clean and bright energy future for customers, communities, and shareholders. TXNM’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of sustainability.

Recent Developments

System Resiliency Plan (“SRP”)

In 2023, the Texas Legislature enacted HB 2555, permitting an electric utility to seek approval of, and cost recovery for a system resiliency plan. On August 28, 2024, TNMP filed its first SRP with the PUCT designed to benefit customers through enhanced resiliency of its distribution system, as intended under HB 2555. The SRP includes approximately $600 million of capital investments and approximately $151 million of other related costs over three years. Investments in the SRP are prioritized based on customer benefit, physical protection of infrastructure, foundational investments in operational and cybersecurity technologies, wildfire risk reduction and are focused on lower-performing areas in the context of reliability. The SRP is subject to PUCT approval over 180 days as stated in Texas legislation.

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

Business Focus

To achieve its business objectives, focus is directed in key areas: Safe, Reliable and Affordable Power; Utility Plant and Strategic Investments; Environmentally Responsible Power; and Customer, Stakeholders, and Community Engagement. The Company works closely with its stakeholders to ensure that resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities. Equally important is the focus of TXNM’s utilities on customer satisfaction and community engagement.

Safe, Reliable, and Affordable Power

Safety is the first priority of our business and a core value of the Company. TXNM utilizes a Safety Management System to provide clear direction, objectives and targets for managing safety performance and minimizing risks and empowers employees to “Be the Reason Everyone Goes Home Safe”.

TXNM measures reliability and benchmark performance of PNM and TNMP against other utilities using industry-standard metrics, including System Average Interruption Duration Index (“SAIDI”) and System Average Interruption Frequency Index (“SAIFI”). PNM’s and TNMP’s investment plans include projects designed to support reliability and reduce the amount of time customers are without power.

TXNM and its utilities are aware of the important roles they play in enhancing economic vitality in their service territories. Management believes that maintaining strong and modern electric infrastructure is critical to ensuring reliability and supporting economic growth. When contemplating expanding or relocating their operations, businesses consider energy affordability and reliability to be important factors. PNM and TNMP strive to balance service affordability with infrastructure investment to maintain a high level of electric reliability and to deliver a safe and superior customer experience. Investing in PNM’s and TNMP’s infrastructure is critical to ensuring reliability and meeting future energy needs. Both utilities have long-established records of providing customers with safe and reliable electric service.

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

PNM joined the Western Resource Adequacy Program (“WRAP”) in April 2023 to bolster PNM’s preparations for times of critical need. WRAP is a first-of-its-kind program in the West that adds a region-wide coordination between power providers for assessing and addressing resource adequacy. This step helps ensure regional resource availability is visible and coordinated in the event PNM customers are critically impacted by a resource emergency. WRAP is currently in the non-binding phases of the program, which is expected to continue through the summer of 2027.

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

Investments at TNMP support the continued high growth across each region of its service territory. Economic growth across Texas continues to push the demands on TNMP’s system to new levels, including a new system peak in August 2024. Additionally, the Texas legislature in 2023 passed a series of bills aimed at encouraging investments to enhance grid reliability and resilience. The PUCT has developed, and continues to develop, rules associated with the new legislation. TNMP will submit filings for investments and recovery in accordance with these new rules in addition to the existing rate recovery mechanisms.

PNM has also experienced growing demand, including a new system peak recorded in 2023. PNM investments are aimed at advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. In addition, projects included in the approved Grid Modernization Application improve customers’ ability to customize their use of energy and modernize PNM’s electric grid through infrastructure and technology improvements. Under New Mexico legislation for grid modernization, the approved investments will be recovered under a rate rider.

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

Superior Customer Experience

The Company strives to deliver a superior customer experience. In 2024, PNM continues in-person engagements with residential and business customers through customer advisory councils. These engagements have helped PNM to build and improve customer relationships and have provided PNM with valuable customer insights to gauge customer interest levels towards programs and services to be highly customer centric. Additionally, PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced digital payment options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. In 2024, PNM and the electric utility industry continue to experience a decline in customer satisfaction as measured by J.D. Power. However, PNM did achieve improvements in overall JD Power performance ranking among the overall industry and in the west mid-size region.

With reliability being the primary role of a transmission and distribution service provider in Texas’ deregulated market, TNMP continues to focus on keeping end-users updated about interruptions and to encourage consumer preparation when severe weather is forecasted. In both 2021 and 2022, TNMP provided 30-person teams in support of other utilities that experienced significant damage to their transmission and distribution system as a result of Hurricane Ida and Hurricane Ian. TNMP has been honored by the Edison Electric Institute, the association representing all US investor-owned electric companies, eight times since 2012 for its assistance to out-of-state utilities affected by hurricanes. TNMP has also been honored three times since 2008 for hurricane response in its own territory.

PNM continues to focus on addressing energy affordability by promoting participation in utility programs among households with high energy burden to offset high bills. PNM has implemented efforts to increase participation in low income energy efficiency programs, providing additional aid through the PNM Good Neighbor Fund, partnering with state agencies to make it easier to access funding, improving access to clean energy through expanded outreach and communication, and the implementation of low income transportation electrification programs. As a result of these communication efforts, 2,682 families in need have received emergency assistance through the PNM Good Neighbor Fund for the nine months ended September 30, 2024.

Environmentally Responsible Power
TXNM has a long-standing record of environmental stewardship. PNM’s environmental focus is in three key areas:

•Developing strategies to provide reliable and affordable power while transitioning to a 100% carbon-free generating portfolio by 2040
•Preparing PNM’s system to meet New Mexico’s increasing renewable energy requirements as cost-effectively as possible
•Increasing energy efficiency participation

TXNM’s corporate website (www.txnmenergy.com) includes a dedicated section providing key environmental and other information related to PNM’s and TNMP’s operations, including information that collectively demonstrates the Company’s commitment to sustainability. This information highlights plans for PNM to be coal-free no later than 2031 and to achieve a carbon-free generating portfolio by 2040.

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

PNM has announced an agreement partnering with Sandia National Laboratories in research and development projects focused on energy resiliency, clean energy, and national security. The partnership demonstrates TXNM’s commitment to sustainability and its support of projects that further its carbon-free generation goals and plans for a reliable, resilient, and secure grid to deliver New Mexico’s clean energy future. PNM also recently joined the Electric Power Research Institute (“EPRI”) Climate READi (Resilience and Adaptation) Initiative, a three-year initiative to develop a comprehensive and consistent approach to physical climate risk and facilitate the analysis and application of appropriate climate data among all stakeholders to enhance the planning, design and operation of a resilient power system. In addition, PNM’s Time-of-Day pilot approved in the 2024 Rate Change final order incentivizes customers, through price signals, to use energy during the day when renewable generation is abundant.

The Infrastructure Investment and Jobs Act, also commonly known as the Bipartisan Infrastructure Law (“BIL”), was signed into law in 2021. This act represents a “once-in-a-generation” investment designed to modernize and upgrade America’s infrastructure. The BIL includes historic investments to upgrade the transmission and distribution systems to improve reliability and resilience, and to facilitate the deployment of more affordable and cleaner energy across the country. PNM participates in various grants including:

•A joint submission with Sandia National Laboratories on a project application to DOE for the Flexible and Innovative Transformer Technologies program. The program is for modular, hierarchical, Solid State Transformer control architecture that utilizes distributed control across individual minimal complexity, minimal component-count, AC-AC converter modules and acts as a drop-in replacement for traditional transformers. PNM is anticipating matching expected costs incurred by Sandia National Laboratories of $0.4 million;
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

In October 2024, PNM was awarded two grants from the DOE. The first was for the Grid Resilience and Innovation Partnerships (“GRIP”) program. The award will improve grid stability and reduce customers’ electricity bills through smart grid technology, data aggregation software, and financial incentives. PNM will enable Virtual Power Plant (“VPP”) control on PNM’s power grid, enhance PNM’s control systems to integrate VPP, deploy distribution and behind-the-meter assets to enable a pilot area, and enable a VPP program between PNM and third party VPP aggregators for five substations. The grant is in partnership with the Pueblo of Santa Ana, ensuring that benefits reach disadvantaged communities in line with the objectives of the Justice 40 Initiative. The second grant awarded was in the Advanced Reliability and Resiliency Operations for Wind and Solar (“ARROWS”) program. GridBeyond Ltd, as principal grantee, will receive $3.9 million in DOE funding and PNM will provide the in-kind, $3.9 million local match. The program aims to boost confidence in renewable power investments using GridBeyond Ltd artificial intelligence (“AI”) powered distributed energy resource management system technology. The AI-powered system will be used to forecast, optimize, and control resources such as wind, solar, and batteries on PNM’s power grid in real-time, and enable GridBeyond Ltd to collect, analyze, and quantify the overall energy savings to determine how successful PNM is able to integrate these resources against a backdrop of variable renewable power output and storage.

The Inflation Reduction Act of 2022 (the “IRA”) provides benefits for TXNM and its customers by extending and enhancing clean energy incentives such as the investment tax credit and production tax credit. As the Company continues its transition away from carbon emitting sources, these credits will reduce the cost of renewable investments. In addition, the IRA includes a new production tax credit for existing nuclear facilities that is expected to create an added benefit for PNM’s ownership in the carbon-free PVNGS. Other IRA provisions will encourage transportation electrification with new electric vehicle credits and added incentives for vehicle charging infrastructure.

Electric Vehicles

TXNM is building upon its goal of 100% carbon-free generation by 2040 with plans for additional emissions reductions through the electrification of its vehicle fleet. Growing the number of electric vehicles within the Company’s fleet will benefit the environment and lower fuel costs furthering the commitment to sustainability. Under the commitment, existing fleet vehicles will be replaced as they are retired with an increasing percentage of electric vehicles. The goals call for 25% of all light duty fleet purchases to be electric by 2025 and 50% to be electric by 2030.

To demonstrate TXNM’s commitment to increase the electrification of vehicles in its service territory, PNM implemented its first TEP in 2022, and received approval of its 2024-2026 TEP effective April 26, 2024. TEP supports customer adoption of electric vehicles by addressing barriers to adoption. PNM’s TEP program budget provides both residential and non-residential customers funding towards the purchase of chargers and/or behind-the-meter infrastructure, as well as customer education and outreach on EV-specific electricity rates to encourage charging during off-peak periods. Over 25% of the program budget is dedicated to low- and moderate-income customers to plan for an equitable transition to an electrified transportation sector.

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

Renewable Energy
PNM’s utility-owned solar capacity, as well as solar, wind, and geothermal renewable procurements in service as of September 30, 2024, have a total net generation capacity of 1,647 MW in addition to 232 MW of utility-owned battery storage and battery storage agreements. In addition to PNM’s owned solar facilities, PNM also has a customer distributed solar generation program that represented 302.4 MW at September 30, 2024. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory, including the portfolio to replace SJGS and the PVNGS Leased Interest Abandonment Application. PNM’s approved resource plans have a generation capacity of 1,810 MW and are expected to be in operation before summer 2026. The majority of these resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the ETA, without exceeding cost requirements. For additional discussion of the ETA and 2026 Resource Application see Notes 11 and 12.
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

Water Conservation and Solid Waste Reduction

PNM continues its efforts to reduce the amount of fresh water used to make electricity (about 45% more efficient than in 2005). Continued growth in PNM’s fleet of solar and wind energy sources, energy efficiency programs, and innovative uses of air-cooling technology have contributed to this reduction. Water usage has continued to decline as PNM has substituted less fresh-water-intensive generation resources to replace SJGS. As the Company moves forward with its mission to achieve 100% carbon-free generation by 2040, it expects that more significant water savings will be gained. Shutting down SJGS in 2022 and Four Corners in 2031 will allow the Company to reach our goals for reduced freshwater use at 80% by 2035 and 90% by 2040 from 2005 levels. Focusing on responsible stewardship of New Mexico’s scarce water resources improves PNM’s water-

resilience in the face of persistent drought and ever-increasing demands for water to spur the growth of New Mexico’s economy.

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

The Company utilizes a number of communications channels and strategic content to serve and engage its many stakeholders. PNM’s website provides the details of major regulatory filings, including general rate requests, as well as the background on PNM’s efforts to maintain reliability, keep prices affordable, and protect the environment. TNMP’s website provides information on customized energy efficiency programs and TNMP rates, in addition to other community outreach information. The Company’s website is also a resource for information about PNM’s operations and community outreach efforts, including plans for building a sustainable energy future for New Mexico and to transition to a carbon-free generating portfolio by 2040. PNM also leverages social media in communications with customers on various topics such as education, outage alerts, safety, customer service, and PNM’s community partnerships in philanthropic projects. As discussed above, TXNM’s corporate website includes a dedicated section providing additional information regarding the Company’s commitment to sustainability.

During the three years ended December 31, 2023, corporate giving contributed $12.5 million to civic, educational, environmental, tribal communities, low income, and economic development organizations. During 2023, corporate giving has maintained a strategic focus on these pillars and continues to highlight corporate citizenship through active involvement with sponsorships demonstrating TXNM’s commitment to the community. In 2023, this corporate giving included $1.0 million to support New Mexico high school students and their ability to participate in electric trade programs. In the third quarter of 2023, TXNM shareholders donated $0.6 million to a newly created PNM Summer Heat Bill Help Fund which delivered crucial relief to low and moderate income customers struggling to pay their electric bills during the record-breaking 2023 summer heatwave and $0.5 million was given to the PNM Good Neighbor Fund.

Additionally, the PNM Resources Foundation (the “Foundation”) has provided an annual average of $1.4 million in grant funding over the past three years across New Mexico and Texas. In 2023, the Foundation celebrated its 40th year of serving community needs highlighting education, inclusion, the environment and community vitality and awarded $0.7 million to 44 organizations in New Mexico and Texas. Throughout 2024, the Foundation has focused on grants for nontraditional pathways to education and grants for the environment. These grants help nonprofits innovate or sustain programs to grow and develop their mission, develop and implement environmental programs, and provide educational opportunities. The Foundation continues to expand its matching and volunteer grant programs and the annual amount of matching donations available to each of its employees. The Foundation has also approved an increase to the amount awarded to employees, through the employee crisis management fund, who have been affected by the wildfires, floods and hurricanes. In response to the South Fork and Salt wildfires that have caused devastation in the Ruidoso and Mescalero Apache Tribe communities, PNM and the Foundation have donated to the Ruidoso Fire Emergency Action Fund, hosted by the Community Foundation of Southern New Mexico. PNM is also collaborating with community foundations to help support the effort and direct funds where they are most needed. In September 2024, TNMP sent employees to assist in restoring power to those communities impacted by Hurricane Helene. To support our team members impacted by Hurricane Beryl, the Foundation has increased the employee crisis fund, which is available to help our employees with financial support for catastrophic emergencies and basic living needs during times of crises. In addition, the Company donated $25,000 to aid our customers in storm relief in the hard-hit communities.

The Company is also committed to supporting the communities it serves in New Mexico and Texas. This support extends beyond corporate giving and financial donations from the Foundation to also include collaborations on community projects, low-income customer assistance programs, and employee volunteerism.

TXNM recognizes its responsibility to support programs and organizations that enrich the quality of life across its service territories and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In response to community needs, TXNM partners with other corporate funders to support nonprofits and small businesses. While its service territory does not include the Navajo Nation, PNM’s operations include generating facilities and employees in this region. The PNM Navajo Nation Workforce Training Scholarship Program provides support for Navajo tribal members and encourages the pursuit of education and training in existing and emerging jobs in the communities in which they live. PNM has invested in paid summer college engineering internship programs for American Indian students available in the greater Albuquerque area, established the PNM Pueblo Education Scholarship Endowment to invest in higher education for Native American Indian students, and supported the development of an entrepreneur complex located in Albuquerque and operated by the Indian Pueblo Cultural Center, owned by the 19 pueblo nations of New Mexico. PNM continues to partner with the Navajo Nation in the Light up Navajo project, piloted in 2019 and modeled as a mutual aid project to connect Navajo homes without electricity to the power grid. PNM is one of 42 utilities across 16 states to participate in improving the quality of life for families by bringing electricity to over 700 homes since inception of the project. PNM has also partnered with New Mexico universities to enhance intern programs and developed a business coalition model to drive economic development through intern partnerships. PNM continues to partner with key nonprofit organizations to initiate funding and action for programs focused on diversity, equity and inclusion.

Employee volunteers are the lifeblood of a healthy corporate culture. Community giving through volunteers’ time and effort is at the heart of employee engagement. Throughout 2024, the Company held large-scale volunteer events, working alongside nonprofits, schools, and vulnerable communities throughout New Mexico and Texas. More than 600 employees in both states participated in the annual “Day of Service”, a workday event encouraging employee volunteerism and serving more than 50 organizations. Throughout the year, employees volunteer their time generously through independent volunteer activities and board participation. Employees strengthen community resilience by giving at least 9,000 volunteer hours each year to support the health, safety, and well-being of diverse communities.

Financial Focus

Earning Authorized Returns on Regulated Businesses

TXNM’s success in accomplishing its financial objectives is highly dependent on two key factors: fair and timely regulatory treatment for its utilities and the utilities’ strong operating performance. The Company has multiple strategies to achieve favorable regulatory treatment, all of which have as their foundation a focus on the basics: safety, operational excellence, and customer satisfaction, while engaging stakeholders to build productive relationships. Both PNM and TNMP seek cost recovery for their investments through general rate cases, periodic cost of service filings, and various rate riders. See Note 12.

Fair and timely rate treatment from regulators is crucial to PNM and TNMP in earning their allowed returns and critical for TXNM to achieve its financial objectives. TXNM believes that earning allowed returns is viewed positively by credit rating agencies and that improvements in the Company’s ratings could lower costs to utility customers.

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

The regulatory framework in Texas strongly encourages investments into the grid by providing timely recovery through rate mechanisms outside of general rate cases. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs. In August 2024, TNMP filed its first resiliency plan under the new rules implementing the legislation passed in 2023. An independent evaluation and development of a system resiliency plan covering three years is required in the filing. Under the rules, TNMP may choose to recover the associated capital investments under the existing TCOS and DCRF rules. The rules also allow for recovery of certain O&M costs, such as vegetation management expenditures that exceed the amount authorized for recovery in base rates. See Note 12. TNMP also has approximately 276,000 advanced meters across its service territory, the costs of which are being recovered through base rates.

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

Grid Modernization Application

On October 3, 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit from the electricity grid consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM’s application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Application. On August 16, 2024, the hearing examiner in the case issued a RD. The RD largely approved PNM’s application with minor modifications, including limiting to a return of its undepreciated costs of legacy meters and conditioned approval upon PNM accelerating the deployment schedule following a final order. On October 17, 2024, the NMPRC issued a final order adopting the RD but removed the accelerated deployment schedule. See Note 12.

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

Delivering At or Above Industry-Average Earnings and Dividend Growth

TXNM’s financial objective to deliver at or above industry-average earnings and dividend growth enables investors to realize the value of their investment in the Company’s business. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. TXNM uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.

TXNM targets a dividend payout ratio in the 50% to 60% range of its ongoing earnings. TXNM expects to provide at or above industry-average dividend growth in the near-term. The Board will continue to evaluate the dividend on an annual basis, considering sustainability and growth, capital planning, and industry standards.

The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
December 2022	5.8%
December 2023	5.4%

Maintaining Investment Grade Credit Ratings

The Company is committed to maintaining investment grade credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. On January 15, 2024, S&P revised TXNM, PNM, and TNMP’s outlook to stable from positive. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for TXNM, PNM, and TNMP. All of the credit ratings issued by both Moody’s and S&P on the Company’s debt continue to be investment grade.
Economic Factors

TNMP – In the three and nine months ended September 30, 2024, TNMP experienced an increase of 4.3% and 2.3% in volumetric weather normalized retail load compared to 2023. Weather normalized demand-based load, excluding retail transmission consumers increased 2.6% and decreased 0.9% in the three and nine months ended September 30, 2024 compared to 2023.

PNM – In the three and nine months ended September 30, 2024, PNM experienced an increase of 0.9% and 0.7% in weather normalized residential load. Weather normalized commercial load experienced an increase of 0.4% and 0.3% compared to 2023. In addition, PNM experienced an increase in industrial load of 15.5% and 11.1% compared to 2023.

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

Results of Operations

Net earnings attributable to TXNM were $226.4 million, or $2.50 per diluted share in the nine months ended September 30, 2024 compared to $138.0 million, or $1.60 per diluted share in 2023. Among other things, earnings in the nine months ended September 30, 2024 benefited from rate relief approved in PNM’s 2024 Rate Change, higher transmission and distribution rates at TNMP, higher volumetric load at TNMP, higher weather normalized retail load at PNM, and increased performance on PNM’s NDT, coal mine reclamation and SJGS decommissioning investment securities. In addition, rate credits as a result of the SJGS abandonment settlement agreement decreased earnings in 2023 compared to 2024. These increases were partially offset by increased operational and maintenance expense, including higher employee related, outside services and vegetation management expenses at PNM, increased depreciation and amortization approved in PNM’s 2024 Rate Change and increased plant in service at PNM and TNMP, regulatory disallowance at PNM related to San Juan Coal Mine reclamation remeasurement, lower transmission margin at PNM, capacity arrangements at PNM, milder weather at TNMP and PNM, and higher interest charges at PNM, TNMP and Corporate and Other. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

As of September 30, 2024, TXNM, PNM, and TNMP have revolving credit facilities with capacities of $300.0 million, $440.0 million, and $200.0 million. Total availability for TXNM on a consolidated basis was $468.8 million at October 25, 2024. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. TXNM also has intercompany loan agreements with each of its subsidiaries. For additional details regarding the Company’s revolving credit facilities see Note 9.

TXNM projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $6.9 billion for 2024 - 2028, including amounts expended through September 30, 2024. These construction expenditures include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives for investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Application and TNMP’s SRP.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2023 Annual Reports on Form 10-K.

After considering the effects of these financings and the Company’s short-term liquidity position as of October 25, 2024, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $880.0 million through October 2025. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2024-2028 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of September 30, 2024 and October 25, 2024, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to TXNM is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(In millions, except per share amounts)
Net earnings attributable to TXNM	$131.2	$37.7	$93.5	$226.4	$138.0	$88.4
Average diluted common and common equivalent shares	90.6	86.1	4.5	90.6	86.2	4.4
Net earnings attributable to TXNM per diluted share	$1.45	$0.44	$1.01	$2.50	$1.60	$0.90

The components of the change in net earnings attributable to TXNM are:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
	(In millions)
TNMP	$(3.8)	$6.0
PNM	100.6	87.6
Corporate and Other	(3.3)	(5.1)
Net change	$93.5	$88.4

Information regarding the factors impacting TXNM’s operating results by segment are set forth below.

Segment Information

The following discussion is based on the segment methodology that TXNM’s management uses for making operating decisions and assessing performance of its various business activities. See Note 2 for more information on TXNM’s operating segments.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(In millions)

Gross margin	$85.1	$81.5	$3.6	$213.9	$189.2	$24.7
Transmission and distribution costs	8.5	9.8	(1.3)	26.7	28.8	(2.1)
Depreciation and amortization	31.7	28.4	3.3	93.1	83.7	9.4
Utility margin	$125.3	$119.6	$5.7	$333.7	$301.7	$32.0

The following table summarizes the operating results for TNMP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(In millions)
Electric operating revenues	$162.7	$155.5	$7.2	$445.9	$408.3	$37.6
Cost of energy	37.4	36.0	1.4	112.2	106.6	5.6
Utility margin	125.3	119.6	5.7	333.7	301.7	32.0
Operating expenses	35.1	35.1	—	102.0	101.3	0.7
Depreciation and amortization	31.7	28.4	3.3	93.1	83.7	9.4
Operating income	58.5	56.2	2.3	138.5	116.7	21.8
Other income	2.4	2.6	(0.2)	6.3	4.5	1.8
Interest charges	(15.9)	(12.1)	(3.8)	(43.7)	(33.9)	(9.8)
Segment earnings before income taxes	45.0	46.7	(1.7)	101.1	87.2	13.9
Income (taxes)	(9.3)	(7.2)	(2.1)	(20.9)	(13.1)	(7.8)
Segment earnings	$35.7	$39.5	$(3.8)	$80.2	$74.2	$6.0

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2024	2023	Change	2024	2023	Change
Volumetric load (1) (GWh)	1,083.5	1,219.9	(11.2)%	2,581.8	2,655.9	(2.8)%
Demand-based load (2) (MW)	7,593.6	7,386.4	2.8%	23,117.5	22,675.5	1.9%
Average retail consumers (thousands) (3)	277.6	272.8	1.8%	276.4	271.5	1.8%

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

Operating Results – Three Months Ended September 30, 2024, compared to 2023

The following table summarizes the significant changes to gross margin:

Three Months Ended September 30, 2024
Change
Gross margin:	(In millions)

Utility margin (see below)	$5.7
Depreciation and amortization (see below)	(3.3)
Lower employee related, outside services, and vegetation management expenses, excluding administrative costs	1.2
Net Change	$3.6

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2024
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in September 2023, March 2024, and September 2024	$4.2
Distribution rate relief – Distribution cost of service rate increase in September 2023 and July 2024	4.1
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 4.3%; the number of volumetric consumers increased 1.8%	2.1
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 2.6%	0.6
Weather – Milder weather in the third quarter of 2024	(5.7)
Impacts of fully amortized AMS charges	1.6
Deferral of excess deferred income tax benefits refunded through base rates	2.5
Rate Riders and other – Includes transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses and depreciation and amortization	(3.7)
Net Change	$5.7

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2024
Change
Operating expenses:	(In millions)

Lower employee related, outside services, and vegetation management expenses	$(1.3)
Higher capitalization of administrative and general expenses due to higher construction expenditures	(0.4)
Higher allocated depreciation and amortization expense from Corporate and Other	0.8
Higher property taxes primarily due to increased utility plant in service	0.7
Higher insurance premiums primarily related to wildfire risk	1.3
Other	(1.1)
Net Change	$—

Depreciation and amortization:

Increased utility plant in service	$3.8
Other	(0.5)
Net Change	$3.3

Other income (deductions):

Lower CIAC	$(0.2)
Net Change	$(0.2)

Interest charges:

Issuance of first mortgage bonds in 2024	$(4.1)
Issuance of first mortgage bonds in 2023	(0.2)
Repayment of first mortgage bonds in 2024	0.8
Higher interest on revolving short-term borrowings	(0.4)
Other	0.1
Net Change	$(3.8)

Income (taxes) benefits:

Lower segment earnings before income taxes	$0.4
Lower amortization of federal excess deferred income taxes (Note 14)	(2.5)
Net Change	$(2.1)

Operating Results – Nine Months Ended September 30, 2024 compared to 2023

The following table summarizes the significant changes to gross margin:

Nine Months Ended September 30, 2024
Change
Gross margin:	(In millions)

Utility margin (see below)	$32.0
Depreciation and amortization (see below)	(9.4)
Lower employee related, outside services, and vegetation management expenses, excluding administrative costs	2.1
Net Change	$24.7

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2024
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in May 2023, September 2023, March 2024, and September 2024	$17.0
Distribution rate relief – Distribution cost of service rate increase in September 2023 and July 2024	10.0
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 2.3%; the number of volumetric consumers increased 1.8%	2.5
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers decreased 0.9%	(1.2)
Leap Year - Increase in revenue due to additional day in 2024	0.3
Weather – Milder weather in the third quarter of 2024 was partially offset by warmer weather in the second quarter of 2024	(4.6)
Impact of fully amortized AMS charges	4.7
Deferral of excess deferred income tax benefits refunded through base rates	5.5
Rate Riders and other– Includes transmission cost recovery factor, energy efficiency rider, and rate case expense rider, which are partially offset in operating expenses and depreciation and amortization	(2.2)
Net Change	$32.0

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2024
Change
Operating expenses:	(In millions)

Lower employee related, outside services, and vegetation management expenses	$(1.4)
Higher property taxes due to increased utility plant in service	1.8
Higher capitalization of administrative and general expenses due to higher construction expenditures	(3.0)
Higher allocated depreciation and amortization expense from Corporate and Other	2.6
Higher insurance premiums primarily related to wildfire risk	1.9
Other	(1.2)
Net Change	$0.7

Depreciation and amortization:

Increased utility plant in service	$10.5
Other	(1.1)
Net Change	$9.4

Other income (deductions):

Higher CIAC	$0.9
Higher equity AFUDC	0.6
Other	0.3
Net Change	$1.8

Nine Months Ended September 30, 2024
Change
Interest charges:	(In millions)

Issuance of first mortgage bonds in 2024	$(5.6)
Issuance of first mortgage bonds in 2023	(3.9)
Repayment of first mortgage bonds in 2024	0.8
Higher interest on revolving short-term borrowings	(0.9)
Other	(0.2)
Net Change	$(9.8)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(2.9)
Lower amortization of excess deferred federal income taxes (Note 14)	(4.9)
Net Change	$(7.8)

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

Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(In millions)

Gross margin	$212.2	$95.7	$116.5	$457.8	$356.3	$101.5
Energy production costs	21.3	20.4	0.9	68.1	68.3	(0.2)
Transmission and distribution costs	15.1	15.3	(0.2)	44.8	44.0	0.8
Depreciation and amortization	56.4	44.5	11.9	163.9	132.3	31.6
Utility margin	$305.0	$176.0	$129.0	$734.6	$600.9	$133.7

The following table summarizes the operating results for PNM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(In millions)
Electric operating revenues	$406.5	$350.3	$56.2	$1,048.3	$1,118.7	$(70.4)
Cost of energy	101.5	174.4	(72.9)	313.7	517.8	(204.1)
Utility margin	305.0	176.0	129.0	734.6	600.9	133.7
Operating expenses	114.6	100.7	13.9	327.6	305.6	22.0
Depreciation and amortization	56.4	44.5	11.9	163.9	132.3	31.6
Operating income	134.0	30.7	103.3	243.1	163.0	80.1
Other income (deductions)	26.0	(2.3)	28.3	59.4	18.7	40.7
Interest charges	(27.9)	(22.4)	(5.5)	(78.8)	(61.2)	(17.6)
Segment earnings before income taxes	132.1	6.1	126.0	223.6	120.4	103.2
Income (taxes) benefit	(18.3)	7.2	(25.5)	(29.9)	(12.0)	(17.9)
Valencia non-controlling interest	(5.1)	(5.1)	—	(11.9)	(14.2)	2.3
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$108.7	$8.1	$100.6	$181.4	$93.8	$87.6

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2024	2023	Change	2024	2023	Change
	(Gigawatt hours, except customers)
Residential	1,023.2	1,082.7	(5.5)%	2,593.9	2,622.7	(1.1)%
Commercial	1,089.7	1,121.4	(2.8)	2,816.2	2,817.6	—
Industrial (1)	532.5	492.7	8.1	1,517.9	1,421.5	6.8
Public authority	65.7	68.6	(4.2)	159.4	163.3	(2.4)
Economy energy service (2)	101.5	102.8	(1.3)	387.3	404.5	(4.3)
Wholesale energy sales (3)	445.7	1,163.9	(61.7)	2,419.4	3,727.1	(35.1)
	3,258.3	4,032.1	(19.2)%	9,894.1	11,156.7	(11.3)%
Average retail customers (thousands)	552.9	548.4	0.8%	552.2	547.5	0.9%

(1) Includes special service contract for a large customer. Energy is provided by PNM for renewable energy resources to match the energy and capacity requirements of the customer. PNM purchases renewable energy which is passed through to the customer under a rate rider. A special service rate is applied to customer’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources.
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

Operating Results – Three Months Ended September 30, 2024, compared to 2023

The following table summarizes the significant changes to gross margin:

		Three Months Ended September 30, 2024
		Change
Gross margin:		(In millions)

Utility margin (see below)		$129.0
Depreciation and amortization (see below)		(11.9)
Lower plant maintenance primarily due to the disposition of PVNGS Unit 2 leased interests and lower costs at Four Corners and gas fired plants, partially offset by higher costs for the remaining interests of PVNGS.	Lower plant maintenance and administrative costs primarily due Four Corners and gas fired plants and the disposition of PVNGS Unit 2 leaseed interests, partially offset by higher costs for the remaining interests of PVNGS.	0.5
Lower employee related, outside services, and vegetation management expenses, excluding administrative costs		0.3
Higher operating costs associated with rate riders included in Utility margin		(0.6)
Other		(0.8)
Net Change		$116.5

The following table summarizes the significant changes to utility margin:

Three Months Ended September 30, 2024
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 0.9% for residential customers, 0.4% for commercial customers, and 15.5% for industrial customers.	$10.6
Weather – Warmer weather in the third quarter of 2023	(11.2)
Rate relief – Increase in revenue approved in 2024 Rate Change	4.5
Transmission – Decrease in revenues primarily due to lower market prices and lower volumes in 2024	(1.9)
Rate Credits - SJGS abandonment settlement agreement in 2023	115.0
Capacity arrangements – Purchase agreements in 2023 and sales agreements in 2024, partially offset by battery storage agreements starting in the third quarter of 2023	3.4
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions), and interest charges	8.6
Net Change	$129.0

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2024
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs primarily due to the disposition of PVNGS Unit 2 leased interests and lower costs at Four Corners and gas fired plants, partially offset by higher costs for the remaining interests of PVNGS.	$(0.8)
Higher employee related, outside services, and vegetation management expenses	2.6
Unrecoverable portion of San Juan Coal Mine reclamation remeasurement related to the capped surface mine liability (Note 11)	6.1
Regulatory disallowances in 2023	(2.3)
Higher allocated depreciation and amortization expense from Corporate and Other	1.9
Higher property taxes associated with increased utility plant in service and the settlement of NM property tax values in 2023	2.7
Higher costs associated with rate riders included in Utility margin	3.3
Other	0.4
Net Change	$13.9

Depreciation and amortization:

Increased utility plant in service	$3.8
Increase in depreciation approved in the 2024 Rate Change	4.0
Amortization of regulatory assets approved in the 2024 Rate Change	2.7
Amortization related to ETBC I Securitized Costs, offset in utility margin	1.2
Other	0.2
Net Change	$11.9

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$22.2
Lower interest income partially offset by lower trust expenses related to investment securities in the NDT, coal mine reclamation and SJGS decommissioning trusts	(0.9)
Lower non-service post-retirement benefit costs	1.3
Higher equity AFUDC	1.1
Interest related to the NTEC agreement (Note 12)	4.3
Other	0.3
Net Change	$28.3

Interest charges:

Lower interest on term loans	$0.3
Higher interest on transmission interconnections and other customer deposit arrangements	(0.4)
Interest related to ETBC I Securitized Bonds, offset in utility margin	(5.0)
Higher interest related to remarketed PCRBs in June 2024	(0.9)
Other	0.5
Net Change	$(5.5)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(32.0)
Higher amortization of federal excess deferred income taxes (Note 14)	4.9
Other	1.6
Net Change	$(25.5)

Operating Results – Nine Months Ended September 30, 2024 compared to 2023

The following table summarizes the significant changes to gross margin:

Nine Months Ended September 30, 2024
Change
Gross margin:	(In millions)

Utility margin (see below)	$133.7
Depreciation and amortization (see below)	(31.6)
Lower plant maintenance primarily due to the disposition of the PVNGS Unit 2 Leased Interests and Four Corners partially offset by higher costs for the remaining interests in PVNGS and gas fired plants	1.5
Higher employee related, outside services, and vegetation management expenses, excluding administrative costs	(0.2)
Higher operating costs associated with rate riders included in Utility margin	(0.3)
Other	(1.6)
Net Change	$101.5

The following table summarizes the significant changes to utility margin:

Nine Months Ended September 30, 2024
Change
Utility margin:	(In millions)

Retail customer usage/load –Weather normalized retail KWh sales increased 0.7% for residential customers, 0.3% for commercial customers, and 11.1% for industrial customers.	$18.8
Weather – Primarily due to warmer weather in the third quarter of 2023	(8.6)
Rate relief – Increase in revenue approved in 2024 Rate Change	11.4
Leap Year – Increase in revenue due to additional day in 2024	1.9
Transmission – Decrease in revenues primarily due to lower market prices and lower volumes in 2024	(19.2)
Capacity arrangements – Battery storage agreements starting in the third quarter of 2023, partially offset by purchase agreements in 2023 and sales agreements in 2024	(4.2)
Rate Credits - SJGS abandonment settlement agreement in 2023	115.0
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions) and interest charges	18.6
Net Change	$133.7

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2024
Change
Operating expenses:	(In millions)

Lower plant maintenance and administrative costs primarily due to the disposition of the PVNGS Unit 2 Leased Interests and Four Corners partially offset by higher costs for the remaining interests in PVNGS and gas fired plants	$(0.5)
Higher employee related, outside services, and vegetation management expenses	5.5
Unrecoverable portion of San Juan Coal Mine reclamation remeasurement related to the capped surface mine liability (Note 11)	10.6
Higher allocated depreciation and amortization expense from Corporate and Other	6.2
Regulatory disallowances in 2023	(6.0)
Higher property taxes associated with increased utility plant in service partially offset by settlement of NM property tax values	1.1
Higher costs associated with rate riders included in Utility margin	5.3
Other	(0.2)
Net Change	$22.0

Depreciation and amortization:

Increased utility plant in service	$8.9
Increase in depreciation approved in the 2024 Rate Change	11.8
Amortization of regulatory assets approved in the 2024 Rate Change	7.7
Amortization related to ETBC I Securitized Costs, offset in utility margin	2.9
Other	0.3
Net Change	$31.6

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$30.5
Lower interest income partially offset by lower trust expenses related to investment securities in the NDT, coal mine reclamation and SJGS decommissioning trusts	(3.0)
Higher equity AFUDC	3.2
Lower non-service post-retirement benefit costs	3.6
Interest related to the NTEC agreement (Note 12)	4.3
Other	2.1
Net Change	$40.7

Interest charges:

Lower interest on term loans	$4.8
Higher interest related to remarketed PCRBs in June 2024	(1.2)
Issuance of SUNs in April 2023	(3.7)
Higher interest on transmission interconnections and other customer deposit arrangements	(2.3)
Interest related to ETBC I Securitized Bonds, offset in utility margin	(15.1)
Other	(0.1)
Net Change	$(17.6)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(26.8)
Higher amortization of federal excess deferred income taxes (Note 14)	6.7
Other	2.2
Net Change	$(17.9)

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(In millions)
Electric operating revenues	$—	$—	$—	$—	$—	$—
Cost of energy	—	—	—	—	—	—
Utility margin	—	—	—	—	—	—
Operating expenses	(7.8)	(7.1)	(0.7)	(23.7)	(19.8)	(3.9)
Depreciation and amortization	9.2	7.3	1.9	27.9	21.4	6.5
Operating (loss)	(1.4)	(0.2)	(1.2)	(4.2)	(1.6)	(2.6)
Other income (deductions)	—	0.5	(0.5)	(15.2)	0.8	(16.0)
Interest charges	(15.9)	(15.4)	(0.5)	(46.7)	(41.5)	(5.2)
Segment (loss) before income taxes	(17.3)	(15.1)	(2.2)	(66.1)	(42.3)	(23.8)
Income (taxes) benefit	4.1	5.2	(1.1)	31.0	12.4	18.6
Segment (loss)	$(13.2)	$(9.9)	$(3.3)	$(35.1)	$(30.0)	$(5.1)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three and nine months ended September 30, 2024 includes increases of $0.3 million and $1.5 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended September 30, 2024 compared to 2023
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended September 30, 2024
Change
Other income (deductions):	(In millions)

Lower equity method investment income due to sale of NMRD	$(1.1)
Lower charitable contributions	0.6
Net Change	$(0.5)

Interest charges:

Issuance of $550.0 million Convertible Notes	$(8.0)
Higher interest on short-term borrowings	(0.2)
Lower interest on term loans	7.5
Other	0.2
$(0.5)

Income (taxes) benefits:

Higher segment loss before income taxes	$0.6
Impact of difference in effective tax rates used by TXNM and its subsidiaries in the calculation of income taxes in interim periods	(0.9)
Lower investment tax credit amortization	(0.5)
Other	(0.3)
Net Change	$(1.1)

Operating Results – Nine Months Ended September 30, 2024 compared to 2023
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Nine Months Ended September 30, 2024
Change
Other income (deductions):	(In millions)

Sale of NMRD equity method investment (Note 16)	$(15.1)
Lower equity method investment income due to sale of NMRD	(2.3)
Rent income allocated to business units	0.5
Lower charitable contributions	0.6
Other	0.3
Net Change	$(16.0)

Interest charges:

Issuance of $550.0 million Convertible Notes	$(9.7)
Higher interest on short-term borrowings	(0.8)
Lower interest on term loans	5.1
Other	0.2
Net Change	$(5.2)

Income (taxes) benefits:

Higher segment loss before income taxes	$6.0
Impact of difference in effective tax rates used by TXNM and its subsidiaries in the calculation of income taxes in interim periods	(1.4)
Investment Tax Credits related to the sale of NMRD	15.7
Lower investment tax credit amortization	(1.0)
Other	(0.7)
Net Change	$18.6

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in TXNM’s cash flows for the nine months ended September 30, 2024, compared to September 30, 2023, are summarized as follows:

	Nine Months Ended September 30,
	2024	2023	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$349.5	$412.6	$(63.1)
Investing activities	(805.9)	(811.9)	6.0
Financing activities	468.8	403.0	65.8
Net change in cash, cash equivalents, and restricted cash	$12.5	$3.7	$8.8

Cash Flows from Operating Activities

Changes in TXNM’s cash flow from operating activities result from net earnings, adjusted for items impacting earnings that do not provide or use cash. See Results of Operations above. Certain changes in assets and liabilities resulting from normal operations, including the effects of the seasonal nature of the Company’s operations, also impact operating cash flows.

Cash Flows from Investing Activities

The changes in TXNM’s cash flows used in investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities include purchases and sales of investment securities in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts as well as the sale of NMRD on February 27, 2024.

Major components of TXNM’s cash inflows and (outflows) from investing activities are shown below:

	Nine Months Ended September 30,
	2024	2023	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(97.1)	$(60.4)	$(36.7)
Transmission and distribution	(381.7)	(349.6)	(32.1)
Nuclear fuel	(14.6)	(14.3)	(0.3)
	(493.4)	(424.3)	(69.1)
TNMP:
Transmission	(110.3)	(91.0)	(19.3)
Distribution	(282.6)	(252.2)	(30.4)
	(392.9)	(343.2)	(49.7)
Corporate and Other:
Computer hardware, software, general services, and other	(19.2)	(40.4)	21.2
	(905.5)	(807.9)	(97.6)

Other Cash Flows from Investing Activities
Proceeds from sale of plant assets (Note 13)	$2.8	$32.7	$(29.9)
Proceeds from sales of investment securities	745.6	412.6	333.0
Purchases of investment securities	(756.6)	(423.5)	(333.1)
Proceeds from sale of NMRD	116.9	—	116.9
Investments in NMRD	(12.6)	(25.8)	13.2
Other, net	3.5	—	3.5
	99.6	(4.0)	103.6
Net cash flows used in investing activities	$(805.9)	$(811.9)	$6.0

Cash Flows from Financing Activities

The changes in TXNM’s cash flows from financing activities include:

•Short-term borrowings increased $197.1 million in 2024 compared to an increase of $173.5 million in 2023, resulting in a net increase in cash flows from financing activities of $23.6 million
•In 2024, TNMP issued $285.0 million aggregate principal amount of TNMP 2024 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and $80.0 million of 4.03% TNMP FMBs, to fund capital expenditures, and for other corporate purposes
•In 2024, PNM entered into the PNM 2024 Term Loan for $200.0 million and used the proceeds to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for other corporate purposes
•In 2024, PNM remarketed $198.0 million of outstanding PCRBs to new investors
•In 2024, TXNM issued $550.0 million in junior subordinated convertible notes and used the proceeds to prepay $449.0 million of borrowings under the TXNM 2021 Delayed Draw Term Loan and $90.0 million of borrowings under the TXNM 2023 Term Loan, without penalty, and for other corporate purposes

Financing Activities

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

Each of the Company’s revolving credit facilities and term loans contain a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the TXNM agreements, this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements, this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities, term loans, and other debt agreements generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. The Company is in compliance with its debt covenants.

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

In May 2024, TXNM entered into the TXNM 2024 ATM Program pursuant to which TXNM may sell, from time to time, up to an aggregate amount of $100.0 million of its common stock. In August 2024, subsequent to approval by shareholders to increase TXNM’s authorized shares, the Company increased the aggregate sales amount from $100.0 million to $300.0 million of its common stock, no par value, that may be sold under the TXNM 2024 ATM Program. During the second quarter of 2024, TXNM entered into a forward sales agreement with a forward purchaser relating to the sale of 262,025 shares of common stock, under the TXNM 2024 ATM Program. The initial forward sale price of $37.77 per share is subject to adjustments based on a net interest rate factor and by future dividends paid on TXNM common stock. During the third quarter of 2024, TXNM entered into forward sales agreements with forward purchasers relating to the sale of 2,196,926 shares of common stock, under the TXNM 2024 ATM Program. The Q3 2024 Forward Sale Agreements have a weighted average initial forward sale price of $40.58 per share that is subject to adjustments based on a net interest rate factor and by future dividends paid on TXNM common stock. TXNM did not receive any proceeds upon the execution of this agreement and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement of the forward sale agreement on or before a date that is 12 months from the agreement effective dates. Refer to Note 9 for information regarding the initial forward sale price, the Company's settlement options and related accounting treatment. As of September 30, 2024, no shares have been settled under the 2024 Forward Sales Agreements.

On May 10, 2024, PNM entered into the $200.0 million PNM 2024 Term Loan. PNM used the proceeds of the PNM 2024 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for other corporate purposes. The PNM 2024 Term Loan bears interest at a variable rate, which was 6.11% at September 30, 2024, and must be repaid on or before November 10, 2025.

On June 10, 2024, TXNM issued $500.0 million aggregate principal amount of Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears on June 1 and December 1 and mature on June 1, 2054, unless earlier converted, redeemed, or repurchased in accordance with their terms. On June 21, 2024, TXNM issued an additional $50.0 million aggregate principal amount of the Convertible Notes, pursuant to an overallotment option granted by TXNM to the initial purchasers of the $500.0 million Convertible Notes. Proceeds from the Convertible Notes were used to prepay $449.0 million of borrowings under the TXNM 2021 Delayed Draw Term Loan and $90.0 million of borrowings under the TXNM 2023 Term Loan, without penalty, and for other corporate purposes. See Note 9 for details related to the conversion rate and conditions for such conversion.

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

TXNM has entered into multiple hedging arrangements, with maturity dates of December 31, 2024 and December 31, 2025. See Note 9 for the related effective dates and terms of each arrangement. All of these hedging agreements establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in TXNM’s credit rating. These hedge agreements have been accounted for as cash flow hedges.

Capital Requirements

TXNM’s total capital requirements consist of construction expenditures and cash dividend requirements for TXNM common stock and PNM preferred stock.

Key activities in TXNM’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through September 30, 2024, are:

	2024	2025-2028	Total
	(In millions)
Construction expenditures	$1,216.3	$5,026.9	$6,243.2
Dividends on TXNM common stock	139.8	559.3	699.1
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,356.6	$5,588.3	$6,944.9

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives include investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Application and TNMP’s SRP. These investments provide for a more resilient, reliable, efficient, and decarbonized electric system. Not included in the table above are incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of TXNM to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to TXNM. See Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual

Reports on Form 10-K for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the nine months ended September 30, 2024, TXNM met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $3.4 million and $3.5 million in scheduled payments due for the ETBC I Securitized Bonds in February and August 2025. PNM also has $104.0 million and $250.0 million of SUNs that are due in May and August 2025. TXNM has $51.0 million outstanding under the TXNM 2021 Delayed Draw Term Loan that matures in May 2025. See Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity
TXNM’s liquidity arrangements include the $300.0 million TXNM Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $200.0 million TNMP Revolving Credit Facility. On April 1, 2024, TXNM and PNM amended their respective revolving credit facilities, extending their maturity to March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 20, 2026. On April 1, 2024, TNMP entered into its new $200.0 million Revolving Credit Facility that has a maturity of March 30, 2029 with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Range of Borrowings	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$28.5	$159.9	$—	$178.2
PNM New Mexico Credit Facility	20.0	40.0	—	40.0
TNMP Revolving Credit Facility	20.0	97.5	11.2	100.6
TXNM Revolving Credit Facility	150.0	222.0	31.1	222.0

At September 30, 2024, the weighted average interest rates were 6.39% for the PNM Revolving Credit Facility, 6.20% for the PNM New Mexico Credit Facility, 5.96% for the TNMP Revolving Credit Facility, and 6.58% for the TXNM Revolving Credit Facility.

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

As of October 25, 2024, ratings on the Company’s securities were as follows:

	TXNM	PNM	TNMP
S&P
Issuer rating	BBB	BBB	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB-	BBB	*
Preferred stock	*	BB+	*
Moody’s
Issuer rating	Baa3	Baa2	Baa1
Senior secured debt	*	*	A2
Senior unsecured debt	Baa3	Baa2	*
* Not applicable

Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of October 25, 2024, is as follows:

	PNM	TNMP	TXNM Separate	TXNM
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$200.0	$300.0	$900.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	200.0	300.0	940.0

Amounts outstanding as of October 25, 2024:
Revolving Credit Facility	182.0	112.5	173.6	468.1
PNM New Mexico Credit Facility	—	—	—	—
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	182.0	112.5	176.7	471.2

Remaining availability as of October 25, 2024	$258.0	$87.5	$123.3	$468.8
Invested cash as of October 25, 2024	$—	$—	$0.9	$0.9

In addition to the above, TXNM has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of October 25, 2024, neither PNM nor TNMP had any borrowings from TXNM under their respective intercompany loan agreements. TXNM had $0.1 million of intercompany borrowings from PNMR Development as of October 25, 2024. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

TXNM has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires March 2025. PNM has a shelf registration statement for up to $650.0 million of SUNs that expires in May 2026.

Other Material Cash Requirements

TXNM, PNM, and TNMP have contractual obligations for long-term debt, minimum lease payments, coal contracts, coal mine reclamation, nuclear decommissioning, SJGS plant decommissioning, pension and retiree medical contributions, and certain other long-term obligations. See MD&A – Other Material Cash Requirements in the 2023 Annual Reports on Form 10-K.

Contingent Provisions of Certain Obligations

As discussed in the 2023 Annual Reports on Form 10-K, TXNM, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, TXNM, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but does not include short-term debt or lease obligations as debt.

	September 30, 2024	December 31, 2023
TXNM
TXNM common equity	33.2%	34.1%
Preferred stock of subsidiary	0.2	0.2
Long-term debt [1]	66.6	65.7
Total capitalization	100.0%	100.0%
PNM
PNM common equity	46.9%	46.2%
Preferred stock	0.3	0.3
Long-term debt	52.8	53.5
Total capitalization	100.0%	100.0%
TNMP
Common equity	47.4%	49.5%
Long-term debt	52.6	50.5
Total capitalization	100.0%	100.0%
1 TXNM’s long-term debt as of September 30, 2024 includes Convertible Notes (Note 9), which receive 50% equity credit from ratings organizations.

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

Management is also responsible for assessing significant risks, developing and executing appropriate responses, and reporting to the Board on the status of risk activities. For example, management periodically updates the Board on the implementation of corporate environmental policy, and the Company’s environmental management systems, including the promotion of energy efficiency programs, and the use of renewable resources.  The Board is also informed of the Company’s practices and procedures to assess the impacts of operations on the environment. The Board considers issues associated with climate change, the Company’s GHG exposures, and the financial consequences that might result from enacted and potential federal and/or state regulation of GHG. Management has published, with Board oversight, a Climate Change Report available at https://www.txnmenergy.com/esg-commitment/environment/climate_change_report.aspx that details the Company’s efforts to transition to a carbon-free generating portfolio by 2040.

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

As of September 30, 2024, approximately 36% of PNM’s generating capacity, including resources owned, leased, under PPAs or battery storage agreements, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG emissions. As PNM shifts its generation to cleaner energy resources, the Company’s output of GHG emissions continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG emissions.

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
PNM’s utility-owned solar capacity, as well as solar, wind, and geothermal renewable procurements in service as of September 30, 2024 have a total net generation capacity of 1,647 MW in addition to 232 MW of utility-owned battery storage and battery storage agreements. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory, including the portfolio to replace SJGS and the PVNGS Leased Interest Abandonment Application. PNM’s approved resource plans have a generation capacity of 1,810 MW and are expected to be in operation before summer 2026. The majority of these resources are key means for PNM to meet the RPS and related regulations that require PNM to achieve prescribed levels of energy sales from renewable sources, including those set by the ETA, without exceeding cost requirements. Approval of these renewable energy and battery resources supports PNM’s transition to a carbon-free portfolio by 2040. These estimates are subject to change due to underlying variables, including changes in PNM’s generation portfolio, supplier’s ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 11 and 12.

PNM also has a customer distributed solar generation program that represented 302.4 MW at September 30, 2024. PNM’s distributed solar programs will generate an estimated 604.8 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. Under the Community Solar Act PNM will receive approximately 310 MW of capacity to provide customers the option of accessing solar energy, which includes PNM’s allocated portion from the NMPRC’s October 2024 order. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs was approximately 7,454 GWh of electricity through 2023. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 12,900 GWh of electricity savings, which will avoid approximately 220,000 tons of CO2 based upon projected emissions from PNM’s portfolio of resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

EPA’s Carbon Pollution Standards for new sources (those constructed after January 8, 2014) established separate standards for gas and coal-fired units deemed achievable through the application of what EPA determined to be the BSER demonstrated for each type of unit: efficient natural gas combined cycle technology for gas units, and partial carbon capture and sequestration for coal units. The Clean Power Plan established numeric “emission standards” for existing electric generating units based on emission reduction opportunities that EPA deemed achievable using technical assumptions for three “building blocks”: efficiency improvements at coal-fired EGUs, displacement of affected EGUs with renewable energy, and displacement of coal-fired generation with natural gas-fired generation. EPA used those “emission standards” to set state emission reduction goals that formed the basis of a trading program that relied on “generation shifting” to reduce emissions from the power sector as a whole.

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

In 2023, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule, and finalized the rules on May 9, 2024. The final rules include revised new source performance standards under Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either CCS (long-term) or natural gas co-firing (medium-term), or exempt from the rule via early retirement, and the standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). Over a dozen states, several industry groups and some power companies and labor unions have filed challenges to the rule at the DC Circuit. On July 19, 2024, the DC Circuit ruled that petitioners had not met the stringent requirements for a stay of the rules. Attorney generals in 25 states sent an emergency appeal to the US Supreme Court asking it to stay the final rule. On October 16, 2024, the US Supreme Court denied the petitioners’ request for stay. The final rule will remain in effect pending resolution of the ongoing challenges in the DC Circuit and any subsequent appeal to the US Supreme Court. The DC Circuit has scheduled oral argument for December 6, 2024, and indicated that it will decide the challenges during its 2024 term.

On March 26, 2024, EPA announced it was opening a non-regulatory docket and issued framing questions to gather input about ways to design a stronger, more durable approach to GHG regulation of existing gas combustion turbines. The docket was open for public comment from March 26 to May 28, 2024 and the agency held a policy forum to bring shareholders together to share ideas with EPA and others. The agency has indicated that it plans to issue a new proposal by December 2024.

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

The ETA has a significant impact on PNM’s future generation portfolio. In 2022, in compliance with the ETA, the NMED announced a new rulemaking, Carbon Dioxide Emission Standards for Electric Generating Facilities, to develop carbon emission standards for new and existing electric coal-fired generating facilities. In 2022, the rule was passed which adopts new carbon emission standards for new and existing coal-fired power plants.

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

PNM has calculated GHG reductions that would result from scenarios that capture PNM’s retirement of its share of the SJGS in 2022 and assume exiting Four Corners in 2031 and PNM has set a goal to have a 100% carbon-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% carbon-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the U.S. INDC of 50% to 52% carbon emissions reduction by 2030 and the Biden Administration’s goal of net-zero carbon emissions economy-wide by 2050. On April 1, 2020, the NMPRC approved PNM’s application to retire its share of SJGS in 2022.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires Company management to select and apply accounting policies that best provide the framework to report the results of operations and financial position for TXNM, PNM, and TNMP. The selection and application of those policies requires management to make difficult, subjective, and/or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of September 30, 2024, there have been no significant changes with regard to the critical accounting policies disclosed in TXNM’s, PNM’s, and TNMP’s 2023 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

MD&A FOR TNMP

RESULTS OF OPERATIONS

TNMP operates in only one reportable segment, as presented above in Results of Operations for TXNM.

MD&A FOR PNM

RESULTS OF OPERATIONS

PNM operates in only one reportable segment, as presented above in Results of Operations for TXNM.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements made in this filing that relate to future events or TXNM’s, PNM’s, or TNMP’s expectations, projections, estimates, intentions, goals, targets, and strategies are made pursuant to the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements are based upon current expectations and estimates and apply only as of the date of this report. TXNM, PNM, and TNMP assume no obligation to update this information.
Because actual results may differ materially from those expressed or implied by these forward-looking statements, TXNM, PNM, and TNMP caution readers not to place undue reliance on these statements. TXNM’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors, which are neither presented in order of importance nor weighted, include:

•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of regulatory proceedings
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt, including convertible debt, and access the financial markets in order to repay or refinance debt as it comes due and for ongoing operations and construction expenditures due to disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates resulting from any negative impacts from regulatory proceedings, actions by the Federal Reserve, geopolitical activity, or the risk of wildfires and storms
•The risks associated with the cost and completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including renewable energy resources, approved PPAs and battery storage agreements), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from TXNM’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, storms, terrorism, cybersecurity breaches, and other catastrophic events, including the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues beyond the extent of insurance coverage
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the interpretation of changes in tax laws, the Inflation Reduction Act of 2022, the Infrastructure Investment and Jobs Act, and other matters
•Risks related to climate change, including potential financial and reputational risks resulting from increased stakeholder scrutiny related to climate change, litigation, legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets, including the impacts to transmission margins
•Changes in price and availability of fuel and water supplies, including the ability of the mine supplying coal to Four Corners and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from actions by the Federal Reserve to address inflationary concerns, and international developments

•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate reclamation and decommissioning at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

Any material changes to risk factors occurring after the filing of TXNM’s, PNM’s, and TNMP’s 2023 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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

WEBSITES
The TXNM website, www.txnmenergy.com, is an important source of Company information. New or updated information for public access is routinely posted.  TXNM encourages analysts, investors, and other interested parties to register on the website to automatically receive Company information by e-mail. This information includes news releases, notices of webcasts, and filings with the SEC. Participants will not receive information that was not requested and can unsubscribe at any time.
Our corporate internet addresses are:
•TXNM: www.txnmenergy.com
•PNM: www.pnm.com
•TNMP: www.tnmp.com

TXNM’s corporate website (www.txnmenergy.com) includes a dedicated section providing key environmental and other information related to PNM’s and TNMP’s operations, including information that collectively demonstrates the Company’s commitment to sustainability. This information highlights plans for PNM to be coal-free no later than 2031 and to have a carbon-free generating portfolio by 2040.

The contents of these websites are not a part of this Form 10-Q. The SEC filings of TXNM, PNM, and TNMP, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge on the TXNM website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Reports filed with the SEC are available on its website, www.sec.gov. These reports are also available in print upon request from TXNM free of charge.
Also available on the Company’s website at https://www.txnmenergy.com/esg-commitment/governance.aspx and in print upon request from any shareholder are TXNM’s:
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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2024, and the year ended December 31, 2023, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. In the nine months ended September 30, 2024 and 2023, the effects of mark-to-market commodity derivative instruments had no impact to PNM’s net earnings and $0.8 million of fair value losses and $6.5 million of fair value gains have been recorded as a regulatory asset. All of the fair values as of September 30, 2024 and December 31, 2023, were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts as of September 30, 2024 were zero.
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

Schedule of Credit Risk Exposure
September 30, 2024
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$1,174	1	$1,005
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	1,699	1	1,607
Non-investment grade	—	—	—
Total	$2,873		$2,612

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.
(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At September 30, 2024, TXNM held $0.2 million of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of September 30, 2024, was $1.6 million.

Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of PNM’s and TNMP’s long-term debt is fixed-rate debt, which does not expose earnings to adverse changes in market interest rates. PNM and TNMP earnings are exposed to adverse changes in market interest rates when long-term debt must be refinanced, repriced or redeemed. TXNM’s debt and the revolving credit facilities of PNM and TNMP are exposed to interest rate risk to the extent variable interest rates continue to rise. The Company periodically makes plans to reduce its variable interest rate exposures through various instruments including fixed rate debt and equity and hedging arrangements like those executed by TXNM in 2022 and 2023, and otherwise expects that it will be able to extend or replace variable rate debt under similar terms and conditions prior to their expirations. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities and term loans are based on SOFR.

At October 25, 2024, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
TXNM Revolving Credit Facility	6.44%	$173,600	$300,000
PNM Revolving Credit Facility	6.14	182,000	400,000
PNM New Mexico Credit Facility	—	—	40,000
TNMP Revolving Credit Facility	5.80	112,500	200,000
		$468,100	$940,000
Long-term Debt:
TXNM 2021 Delayed-Draw Term Loan	5.90%	$51,000
TXNM 2023 Term Loan	6.30	410,000
PNM 2024 Term Loan	5.80	200,000
		$661,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $453.5 million at September 30, 2024, of which 15.7% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2024, the decrease in the fair value of the fixed-rate securities would be 1.1%, or $0.8 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at September 30, 2024. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 55.8% of the securities held by the trusts as of September 30, 2024. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $25.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, each of TXNM, PNM, and TNMP conducted an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the

Chief Financial Officer of each of TXNM, PNM, and TNMP concluded that the disclosure controls and procedures are effective.

Changes in internal controls over financial reporting

There have been no changes in each of TXNM’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, each of TXNM’s, PNM’s, and TNMP’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 for information related to the following matters, for TXNM, PNM, and TNMP, incorporated in this item by reference.
Note 12

•PNM – 2024 Rate Change
•PNM – 2025 Rate Request
•PNM – Integrated Resource Plans
•PNM – Grid Modernization Application
•PNM – Community Solar Act
•TNMP – Transmission Cost of Service Rates
•TNMP – Periodic Distribution Rate Adjustment

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in TXNM’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2023, except as set forth below.
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

Failure to adequately address the risk of wildfires could also result in civil liability arising out of government enforcement actions or private claims. These actions could also result in reputational harm, which may cause stock price decreases, increased insurance premiums or the inability to maintain adequate insurance coverage, or cause certain investors and financial institutions not to purchase the Company’s debt securities or otherwise provide the Company with capital or credit on favorable terms, which may cause the cost of capital to increase. In addition, TXNM and its operating subsidiaries may underestimate the costs of litigation due to the uncertainty inherent in these matters. These events could have negative impacts on the Company’s financial position, results of operations, and cash flows.

TXNM and its subsidiaries’ substantial indebtedness could adversely affect its financial condition.

TXNM and its subsidiaries currently have a significant amount of indebtedness, including the Convertible Notes. This significant amount of indebtedness could limit TXNM’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes. It may also increase TXNM’s vulnerability to adverse economic, market and industry conditions, limit its flexibility in planning for, or reacting to, changes in its business operations or to its industry overall, and place TXNM at a disadvantage in relation to its competitors that have lower debt levels. Any or all of the above events and/or factors could have an adverse effect on TXNM’s results of operations and financial condition.

Servicing TXNM and its subsidiaries’ debt requires a significant amount of cash, and it may not have sufficient cash flow from its business to pay its substantial debt.

TXNM and its subsidiaries’ ability to make scheduled payments of the principal of, to pay interest on or to refinance, its indebtedness, including the Convertible Notes, depends on its future performance, which is subject to economic, financial, competitive and other factors beyond its control. TXNM’s business may not continue to generate cash flow from operations in the future sufficient to service its debt and make necessary capital expenditures. If TXNM is unable to generate such cash flow, TXNM may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. TXNM’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. TXNM may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.

Despite TXNM’s current consolidated debt levels, TXNM and its subsidiaries may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite TXNM’s current consolidated debt levels, TXNM and its subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in its debt instruments, some of which may be senior indebtedness or secured debt. TXNM is not restricted under the terms of the Convertible Notes Indenture from incurring additional debt, securing existing or future debt, recapitalizing its debt or taking a number of other actions. TXNM’s Credit Agreement restricts its ability to incur additional indebtedness, including secured indebtedness, but if the TXNM Credit Agreement matures or is repaid, TXNM may not be subject to such restrictions under the terms of any subsequent indebtedness.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect TXNM’s financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, to the extent TXNM is required to pay cash to settle a portion of its conversion obligation, it could adversely affect TXNM’s liquidity. In addition, even if holders do not elect to convert their Convertible Notes, to the extent TXNM is required to pay cash to settle a portion of its conversion obligations, TXNM would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of its net working capital.

The accounting method for the Convertible Notes could have a material effect on TXNM’s reported financial results.

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share will generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect TXNM’s diluted earnings per share. However, if the principal amount of the convertible debt security, such as the Convertible Notes, being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method prior to the adoption of ASU 2020-06 for such convertible debt security.

ASU 2020-06 became effective for TXNM as of the start of fiscal year end 2022 and as such TXNM did not bifurcate the liability and equity components of the Convertible Notes on its balance sheet and TXNM used the if-converted method of calculating diluted earnings per share. To the extent TXNM is required to pay cash to settle the principal amount of the Convertible Notes upon conversion, with only the excess permitted to be settled in shares of TXNM’s common stock, the application of the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06. The effect of the treasury stock method is that the shares issuable upon conversion of such Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Convertible Notes exceeds their principal amount. The requirement that the principal amount of the Convertible Notes upon conversion must be paid in cash could adversely affect TXNM’s liquidity.

TXNM cannot be sure whether other changes may be made to the current accounting standards related to the Convertible Notes, or otherwise, that could have a material effect on its reported financial results.

The fundamental change repurchase feature of the Convertible Notes may delay or prevent an otherwise beneficial attempt to acquire TXNM.

Certain provisions in the indenture governing the Convertible Notes may make it more difficult or expensive for a third party to acquire TXNM. For example, the Convertible Notes Indenture requires TXNM, subject to certain exceptions, to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change (as defined in the Convertible Notes Indenture) and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change (as defined in the Convertible Notes Indenture). A takeover of TXNM may trigger the requirement that TXNM repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of TXNM that would otherwise be beneficial to investors.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	TXNM	Restated Articles of Incorporation of TXNM, as amended to date (incorporated by reference to Exhibit 3.1 to TXNM’s Current Report on Form 8-K filed August 5, 2024)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	TXNM	Bylaws of TXNM, with all amendments to and including August 2, 2024 (incorporated by reference to Exhibit 3.2 to TXNM’s Current Report on Form 8-K filed August 5, 2024)

3.5	PNM	Bylaws of PNM, with all amendments to and including July 1, 2022 (incorporated by reference to Exhibit 3.5 to PNM’s Current Report on Form 8-K filed July 1, 2022)

3.6	TNMP	Bylaws of TNMP, with all amendments to and including June 18, 2013 (incorporated by reference to Exhibit 3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013)

4.1	TNMP
Twenty-Second Supplemental Indenture, dated as of July 1, 2024, between TNMP and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to TNMP’s Current Report on Form 8-K filed July 1, 2024)

10.1	TXNM	First Amendment, dated September 12, 2024, to TXNM’s 2024 Officer Annual Incentive Plan

10.2	TXNM	First Amendment, dated September 12, 2024, to TXNM’s 2024 Long-Term Incentive Plan

10.3	TXNM	Second Amendment, dated September 12, 2024, to TXNM’s 2023 Long-Term Incentive Plan

10.4	TXNM	Second Amendment, dated September 12, 2024, to TXNM’s 2022 Long-Term Incentive Plan

10.5	TXNM	Sign-on Equity Grant - Restricted Stock Rights Award Agreement, executed September 6, 2024 for Brian G. Iverson

10.6	TXNM
Amendment No. 1 to the Distribution Agreement, dated August 5, 2024, by and among BofA Securities, Inc., Citigroup Global Markets Inc., MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital, Bank of America, N.A., Citibank, N.A., MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, Wells Fargo Bank, N..A., and the Company (incorporated by reference to Exhibit 10.2 to TXNM’s Current Report on Form 8-K filed August 5, 2024)

31.1	TXNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	TXNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	TXNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	TXNM, PNM, and TNMP	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document

101.SCH	TXNM, PNM, and TNMP	Inline XBRL Taxonomy Extension Schema Document

101.CAL	TXNM, PNM, and TNMP	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	TXNM, PNM, and TNMP	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	TXNM, PNM, and TNMP	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	TXNM, PNM, and TNMP	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	TXNM, PNM, and TNMP	Cover Page Inline XBRL File (included in Exhibits 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

TXNM ENERGY, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	November 1, 2024	/s/ Gerald R. Bischoff
Gerald R. Bischoff
Vice President and Corporate Controller
(Officer duly authorized to sign this report)