Form 10-K
period 2024-12-31
TXNM ENERGY INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2025-02-28
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Texas-New Mexico Power Company
(A Texas Corporation)
577 N. Garden Ridge Blvd.
Lewisville, Texas 75067
Telephone Number - (972) 420-4189
Commission File No. - 002-97230
IRS Employer Identification No. - 75-0204070

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
TXNM Energy, Inc.	Common Stock, no par value	TXNM	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
Public Service Company of New Mexico	1965 Series, 4.58% Cumulative Preferred Stock
($100 stated value without sinking fund)

Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

TXNM Energy, Inc. (“TXNM”)	Yes	☑	No	☐
Public Service Company of New Mexico (“PNM”)	Yes	☐	No	☑
Texas-New Mexico Power Company (“TNMP”)	Yes	☐	No	☑

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

TXNM	Yes	☐	No	☑
PNM	Yes	☐	No	☑
TNMP	Yes	☑	No	☐
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

TXNM	Yes	☑	No	☐
PNM	Yes	☑	No	☐
TNMP	Yes	☐	No	☑
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

TXNM	Yes	☑	No	☐
PNM	Yes	☐	No	☑
TNMP	Yes	☐	No	☑
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

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of February 14, 2025, shares of common stock outstanding were:

TXNM	92,659,335
PNM	39,117,799
TNMP	6,358

On June 28, 2024, the aggregate market value of the voting common stock held by non-affiliates of TXNM as computed by reference to the New York Stock Exchange composite transaction closing price of $36.96 per share reported by The Wall Street Journal, was $3,333,806,193. PNM and TNMP have no common stock held by non-affiliates.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by TXNM with the SEC pursuant to Regulation 14A relating to the annual meeting of shareholders of TXNM to be held on May 13, 2025.

This combined Form 10-K is separately filed by TXNM, PNM, and TNMP.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.  When this Form 10-K is incorporated by reference into any filing with the SEC made by TXNM, PNM, or TNMP, as a registrant, the portions of this Form 10-K that relate to each other registrant are not incorporated by reference therein.
1

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2024 Forward Sale Agreements	TXNM’s forward sale agreements under the TXNM 2024 ATM Program
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
2025 Rate Request	PNM’s request for a general increase in electric rates filed with the NMPRC on June 14, 2024 using a FTY beginning July 1, 2025
2026 Resource Application	PNM’s October 25, 2023 application with the NMPRC for approval of resources to be available for the 2026 summer peak
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ABO	Accumulated Benefit Obligation
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc.
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
Avangrid	Avangrid, Inc., a New York corporation
BART	Best Available Retrofit Technology
Board	Board of Directors of TXNM
BSER	Best system of emission reduction technology
BTU	British Thermal Unit
CAA	Clean Air Act
CAISO	California Independent System Operator
Carbon Pollution Standards	Carbon Pollution Standards established by the EPA on August 3, 2015
Casa Mesa Wind	Casa Mesa Wind Energy Center
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CCS	Carbon Capture Storage/ Sequestration
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
Community Solar Act	Senate Bill 84 effective June 18, 2021
Convertible Notes	TXNM’s $550.0 Million junior subordinated convertible notes issued on June 10, 2024 and June 21, 2024
COVID-19	Novel coronavirus global pandemic
CPI	Collateral Protection Insurance
CSA	Coal Supply Agreement
CWIP	Construction work in progress
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	Distribution cost recovery filing
DOE	United States Department of Energy
EDAM	Extended Day Ahead Market
EEI	Edison Electric Institute, an association representing all US investor-owned electric companies.
Effective Time	The time the Merger is consummated
EGU	Electric Generating Unit
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
Energy Transition Charge	Rate rider established to collect non-bypassable customer charges for repayment of the ETBC I Securitized Bonds

EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESA	Energy Storage Agreement
ESG	Environmental, Social, and Governance principles
ETA	The New Mexico Energy Transition Act
ETBC I	PNM Energy Transition Bond Company I, LLC, formed on August 25, 2023
ETBC I Securitized Bonds	On November 15, 2023, ETBC I issued $343.2 Million aggregate principal amount of its senior secured energy transition bonds, Series A in two tranches.
EUEA	The New Mexico Efficient Use of Energy Act
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934
Farmington	The City of Farmington, New Mexico
FASB	Financial Accounting Standards Board
FAST Act	SEC’s modernization and simplification of Regulation S-K
FERC	Federal Energy Regulatory Commission
FIP
A Federal Implementation Plan (FIP) is an air quality plan developed by the EPA under certain circumstances to help states or tribes attain and/or maintain the NAAQS for criteria air pollutants and fulfill other requirements of the Clean Air Act.

FMB	First Mortgage Bond
Four Corners	Four Corners Power Plant
Four Corners Abandonment Application	PNM’s January 8, 2021 application for approval for the abandonment of Four Corners and issuance of a securitized financing order
Four Corners CSA	Four Corners’ coal supply contract with NTEC
Four Corners Purchase and Sale Agreement	PNM’s pending sale of its 13% ownership interest in Four Corners to NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
Grid Modernization Application	PNM’s October 3, 2022 application for approval of grid modernization investments of approximately $344 Million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers
INDC	Intended Nationally Determined Contribution
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind I	La Joya Wind Facility generating 166 MW of output that became operational in February 2021
La Joya Wind II	La Joya Wind Facility generating 140 MW of output that became operational in June 2021
La Luz	La Luz Generating Station
Leased Interest	Leased capacity in PVNGS Unit 1 and Unit 2
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of TXNM pursuant to the Merger Agreement, with TXNM surviving the Merger as a direct, wholly-owned subsidiary of Avangrid (Subsequently terminated December 31, 2023)
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020. (Subsequently terminated December 31, 2023)
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million BTUs

Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
NERC	North American Electric Reliability Corporation
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM AREA	New Mexico Affordable Reliable Energy Alliance, formerly New Mexico Industrial Energy Consumers Inc.
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC, an entity owned by the Navajo Nation
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OMB	Office of Management and Budget
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 Million Unsecured Revolving Credit Facility
PNM 2019 $40.0 Million Term Loan	PNM’s $40.0 Million Unsecured Term Loan
PNM 2021 Note Purchase Agreement	PNM’s Agreement for the sale of PNM’s 2021 SUNs
PNM 2021 SUNs	PNM’s $160.0 Million Senior Unsecured Notes issued on July 14, 2021
PNM 2021 Term Loan	PNM’s $75.0 Million 18-month Unsecured Term Loan that was repaid on August 5, 2022
PNM 2022 Delayed- Draw Term Loan	PNM’s $225.0 Million Unsecured Term Loan that matures February 5, 2024
PNM 2023 Note Purchase Agreement	PNM’s agreement for sale of PNM’s 2023 SUNs
PNM 2023 SUNs	PNM’s $200.0 million Senior Unsecured Notes issued on April 28, 2023
PNM 2024 SUNs	PNM’s $200.0 Million Senior Unsecured Notes in which $150 Million matures on April 28, 2035 and $50 Million matures on April 28, 2053
PNM 2024 Term Loan	PNM’s $200 Million Unsecured Term Loan issued on May 10, 2024
PNM 2025 Term Loan	PNM’s $195 Million Unsecured Term Loan issued on January 21, 2025
PNM Revolving Credit Facility	PNM’s $400.0 Million Unsecured Revolving Credit Facility
PNM September 2021 Note Purchase Agreement	PNM’s Agreement for the sale of PNM’s September 2021 SUNs
PNM September 2021 SUNs	PNM’s $150.0 Million Senior Unsecured Notes issued on December 2, 2021
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of TXNM
v

PPA	Power Purchase Agreement
PSPS Plan	PNM’s Public Safety Power Shutoff Plan filed with the NMPRC on May 1, 2024
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
PVNGS Leased Interest Abandonment Application	Application with the NMPRC requesting approval for the decertification and abandonment of 114MW of leased PVNGS capacity
RCT	Reasonable Cost Threshold
RD	Recommended Decision
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RFP	Request For Proposal
Rio Bravo	Rio Bravo Generating Station, formerly known as Delta
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SJGS Abandonment Application
PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of Securitized Bonds under the ETA

SJGS CSA	San Juan Generating Station Coal Supply Agreement
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRP	Salt River Project
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCEQ	Texas Commission on Environmental Quality
TCOS	Transmission Cost of Service
TECA	Texas Electric Choice Act
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application filed on May 30, 2018
TNMP 2022 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2022 Bond Purchase Agreement
TNMP 2022 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $160.0 Million of TNMP’s 2022 Bonds
TNMP 2023 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2023 Bond Purchase Agreement
TNMP 2023 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $185.0 Million of TNMP’s 2023 Bonds
TNMP 2024 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2024 Bond Purchase Agreement
TNMP 2024 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $285.0 Million of TNMP’s 2024 Bonds
TNMP 2025 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2025 Bond Purchase Agreement
TNMP 2025 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $140.0 Million of TNMP’s 2025 Bonds
TNMP Revolving Credit Facility	TNMP’s $200.0 Million Secured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
TOD	Time of Day

TSAs	Transmission Service Agreements
Tucson	Tucson Electric Power Company
TXNM	TXNM Energy, Inc. formerly known as PNM Resources, Inc. (“PNMR”)
TXNM 2020 Forward Equity Sale Agreements	TXNM’s Block Equity Sale of 6.2 Million Shares of TXNM Common Stock with Forward Sales Agreement
TXNM 2021 Delayed-Draw Term Loan	TXNM’s $1.0 Billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
TXNM 2022 ATM Program	TXNM’s agreement to sell up to an aggregate sales price of $200.0 Million of common stock
TXNM 2023 Term Loan	TXNM $500.0 Million term loan that matures on June 30, 2026
TXNM 2024 ATM Program	TXNM’s distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $300.0 Million of its common stock, no par value, through the sales agents
TXNM Revolving Credit Facility	TXNM’s $300.0 Million Unsecured Revolving Credit Facility
U.S.	The Unites States of America
US Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
WACC	Weighted Average Cost of Capital
Western Spirit Line	An approximately 150-mile 345-kV transmission line that PNM purchased in December 2021
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WMP	PNM’s Wildfire Mitigation Plan filed with the NMPRC on May 1, 2024
WRAP	Western Resource Adequacy Program
WSJ	Westmoreland San Juan, LLC, an indirect wholly-owned subsidiary of Westmoreland
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC
WSPP	Western Systems Power Pool

PART I

ITEM 1.BUSINESS

THE COMPANY
Overview
TXNM Energy, Inc., formerly PNM Resources, Inc. (“PNMR”), is a holding company with two regulated electric utilities, PNM and TNMP, serving approximately 834,000 residential, commercial, and industrial customers in New Mexico and Texas. PNMR was incorporated in the State of New Mexico in 2000. In 2024, PNMR amended its Articles of Incorporation to change its name to TXNM Energy, Inc. (“TXNM”) and its common stock trades on the New York Stock Exchange under the symbol TXNM.
Vision, Values and Business Objectives
TXNM’s vision is to create a clean and bright energy future while fulfilling its purpose to work together with customers and communities to meet their energy needs. TXNM’s core values of Safety, Caring and Integrity are the foundation for the Company’s business objectives focused on safety excellence and customer satisfaction, including reliability. To reach these objectives, the Company is committed to:

•Preparing our workforce with the knowledge and skills to thrive in a customer-focused world
•Purposefully delivering an intentional customer experience that exceeds our evolving customer and stakeholder expectations
•Enabling an environmentally sustainable future and deploying technologically advanced solutions that empower and benefit customers
•Demonstrating the relationship between customer excellence and our dedicated focus on financial strength
Meeting the business objectives above will drive key financial results:

•Earning authorized returns on regulated businesses
•Delivering at or above industry-average long-term earnings growth, with a dividend payout ratio between 50 and 60 percent of earnings
•Maintaining investment grade credit ratings

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

Other Information

These filings for TXNM, PNM, and TNMP include disclosures for each entity. For discussion purposes, this report uses the term “Company” when discussing matters of common applicability to TXNM, PNM, and TNMP. Discussions regarding only TXNM, PNM, or TNMP are so indicated. A reference to “MD&A” in this report refers to Part II, Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations. A reference to a “Note” refers to the accompanying Notes to Consolidated Financial Statements.

Financial information relating to amounts of revenue, net earnings, and total assets of reportable segments is contained in MD&A and Note 2.

WEBSITES
The TXNM website is an important source of Company information. New or updated information for public access is routinely posted.  TXNM encourages analysts, investors, and other interested parties to register on the website to automatically receive Company information by e-mail. This information includes news releases, notices of webcasts, and filings with the SEC. Participants will not receive information that was not requested and can unsubscribe at any time.
Our corporate websites are:

•TXNM: www.txnmenergy.com
•PNM: www.pnm.com
•TNMP: www.tnmp.com

TXNM’s corporate website includes a dedicated section providing key environmental and other sustainability information related to PNM’s and TNMP’s operations. This information highlights plans for PNM to be coal-free no later than 2031 and to have a carbon-free generating portfolio by 2040.

The contents of these websites are not a part of this Form 10-K and the inclusion of our website address in this report is an inactive textual reference only. The SEC filings of TXNM, PNM, and TNMP, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge on the TXNM website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Reports filed with the SEC are available on its website, www.sec.gov. These reports are also available in print upon request from TXNM free of charge.

Also available on the Company’s website at https://www.txnmenergy.com/sustainability/governance/governance-documents and in print upon request from any shareholder are TXNM’s:

•Corporate Governance Principles
•Code of Ethics (Do the Right Thing – Principles of Business Conduct; Supplier Code of Conduct)
•Charters of the Audit and Ethics Committee, Nominating and Governance Committee, Compensation and Human Capital Committee, and Finance Committee
•Restated Articles of Incorporation and Bylaws

The Company will post amendments to or waivers from its code of ethics (to the extent applicable to the Company’s executive officers and directors) on its website.

OPERATIONS AND REGULATION

Regulated Operations

Electric power demand is generally seasonal. Power consumption in both Texas and New Mexico peaks during the hot summer months with revenues traditionally peaking during that period. The seasonality of demand for electricity in turn impacts the timing of plant maintenance and operating expense throughout the year. As a result, the quarterly operating results of TXNM and its operating subsidiaries vary throughout the year. In addition, unusually mild or extreme weather patterns may cause the overall operating results of the Company to fluctuate. See Notes 16 and 17 for additional information on rate cases and other regulatory matters.

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

TNMP’s service territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of the Dallas-Fort Worth International Airport, eastward to municipalities near the Red River, and to communities north, west, and south of Fort Worth. The second portion of its service territory includes the area along the Texas Gulf Coast between Houston and Galveston, and the third portion includes areas of far west Texas between Midland and El Paso. TNMP owns 1,022 miles of electric transmission lines that interconnect with other utilities in Texas. There has been a significant increase in interconnection requests and data center applications on the TNMP system, which has necessitated new transmission stations, upgrades at existing stations, and transmission line capacity upgrades.

TNMP provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP’s service area.

For its volumetric load consumers billed on KWh usage, TNMP experienced an increase of 1.8% in its weather normalized retail load in 2024 compared to 2023. For its weather normalized demand-based load, excluding retail transmission and data center consumers, TNMP experienced an increase of 2.4% in 2024 compared to 2023. Data center load, including distribution and transmission, has increased 13.7% in 2024 compared to 2023. As of December 31, 2024, 126 active REPs receive transmission and distribution services from TNMP. In 2024, the two largest REPs accounted for 26% and 20% of TNMP’s operating revenues. No other consumer accounted for more than 10% of revenues.

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

Regulatory Activities

The rates TNMP charges customers are subject to traditional rate regulation by the PUCT. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT approved interim adjustments to TNMP’s transmission rates of $13.1 million in March 2024 and $3.9 million in September 2024. On January 24, 2025, TNMP filed an application to further update its transmission rates, which would increase revenues by $11.5 million annually. The application is pending before the PUCT. The PUCT approved interim adjustments to TNMP’s distribution revenue requirement of $15.6 million in July 2024 and $7.7 million in November 2024. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs.

In August 2024, TNMP filed its first SRP with the PUCT designed to benefit customers through enhanced resiliency of its distribution system. The SRP is subject to PUCT approval over 180 days as stated in Texas legislation. In December 2024, TNMP filed an unopposed settlement with the PUCT. The settlement includes $565.8 million of capital investments over 2025 through 2027, reflecting 94% of TNMP’s proposed plan investments. The settlement also encompasses $128.2 million of operations and maintenance expenses associated with several programs, including vegetation management and wildfire mitigation.

PNM

Operational Information

PNM is an electric utility that provides electric generation, transmission, and distribution service to its rate-regulated customers. PNM was incorporated in the State of New Mexico in 1917. PNM’s retail electric service territory covers a large area of north-central New Mexico, including the cities of Albuquerque, Rio Rancho, and Santa Fe, and certain areas of southern New Mexico as well as 9 sovereign nations. Service to retail electric customers is subject to the jurisdiction of the NMPRC. The largest retail electric customer served by PNM accounted for 4.2% of its retail electric revenues for the year ended December 31, 2024. Other services provided by PNM include wholesale transmission services to third parties. Regulation encompasses the utility’s electric rates, service, accounting, issuances of securities, construction of major new generation, abandonment of existing generation, types of generation resources, transmission and distribution facilities, and other matters.

PNM’s weather-normalized residential load increased by 1.5% and its weather normalized commercial load was flat in 2024 compared to 2023. In addition, PNM experienced an increase in industrial load of 12.5% compared to 2023. The system peak demands for retail customers are as follows:

System Peak Demands

	2024	2023	2022
	(Megawatts)
Summer	2,147	2,162	2,139
Winter	1,643	1,545	1,526

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow the utility to access public rights-of-way for placement of its electric facilities. To the extent franchise agreements expire in some areas PNM serves, PNM remains obligated under New Mexico state law to provide service to customers in these areas, and therefore, the expirations should not have a material adverse impact. The Albuquerque, Rio Rancho, and Santa Fe metropolitan areas accounted for 39.4%, 7.7% and 5.5% of PNM’s 2024 revenues. No other franchise area represents more than 5%. PNM also earns revenues from its electric retail operations in its service areas that do not require franchise agreements.

PNM owns 3,444 miles of electric transmission lines that interconnect with other utilities in New Mexico, Arizona, Colorado, Texas, and Utah. New Mexico is frequently characterized by its high potential for solar and wind capacity. PNM owns transmission capacity in an area of eastern New Mexico with large wind generation potential and in recent years there has been substantial interest by developers of wind generation to interconnect to PNM’s transmission system in this area.

Regulatory Activities

NMPRC Regulated Retail Rate Proceedings

In June 2024, PNM filed an application with the NMPRC for a general increase in retail electric rates. The application proposed an increase of $174.3 million in retail revenues which is comprised of a $92.2 million increase in base rates and a $82.1 million increase in revenues collected under PNM’s FPPAC and reflects an ROE of 10.45%. The proposed base rate changes would be implemented in two phases, with the first phase effective July 1, 2025 and the second phase effective January 1, 2026. In November 2024, PNM filed its unopposed comprehensive stipulation with the NMPRC. Key components include an increase of $105.0 million in retail revenues with the first phase effective July 1, 2025 and the second phase effective April 1, 2026, reflecting an ROE of 9.45%.

In October 2024, the NMPRC approved PNM’s Grid Modernization Plan. PNM’s plan to modernize its electricity grid through infrastructure and technology improvements increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM’s grid modernization investments include approximately $344 million for the first six years of a broader 11-year strategy.

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

Corporate and Other

The Corporate and Other segment includes TXNM holding company activities, primarily related to corporate level debt and the activities of PNMR Services Company. PNMR Services Company provides corporate services through shared services agreements to TXNM and all of TXNM’s business units, including PNM and TNMP. These services are charged and billed at cost on a monthly basis to the business units. The activities of PNMR Development and the equity method investment in NMRD are also included in Corporate and Other, until the close of the sale of NMRD on February 27, 2024.

SOURCES OF POWER
TNMP

TNMP provides only transmission and distribution services and does not sell power.

PNM
Generation Capacity

PNM’s capacity in electric generating facilities in commercial operation as of December 31, 2024 are as follows:

			Generation	Percent of
			Capacity	Generation
Type	Name	Location	(MW)	Capacity
Solar	PNM-owned solar	Twenty sites in New Mexico	158	3.7%
Solar	Britton	Los Lunas, New Mexico	50	1.2
Solar	Encino	Los Lunas, New Mexico	50	1.2
Solar	Encino North	Los Lunas, New Mexico	50	1.2
Solar	Solar Direct	Rio Arriba County, New Mexico	50	1.2
Solar	Route 66	Cibola County, New Mexico	50	1.2
Solar	Arroyo	McKinley County, New Mexico	300	7.0
Solar	Sky Ranch	Valencia County, New Mexico	190	4.5
Solar	Jicarilla I	Rio Arriba County, New Mexico	50	1.2
Solar	Atrisco	Bernalillo County, New Mexico	300	7.0
Solar	San Juan	San Juan County, New Mexico	200	4.7
Solar	Other	Los Lunas, New Mexico	30	0.7
Wind	New Mexico Wind	House, New Mexico	200	4.7
Wind	Red Mesa Wind	Seboyeta, New Mexico	102	2.4
Wind	Casa Mesa Wind	House, New Mexico	50	1.2
Wind	La Joya Wind I	Torrance, New Mexico	166	3.9
Wind	La Joya Wind II	Torrance, New Mexico	140	3.3
Geothermal	Lightning Dock Geothermal	Lordsburg, New Mexico	11	0.3
Renewable resources			2,147	50.3

Energy storage	PNM-owned battery	Valencia County & Bernalillo County, New Mexico	12	0.3
Energy storage	Arroyo	McKinley County, New Mexico	150	3.5
Energy storage	Jicarilla	Rio Arriba County, New Mexico	20	0.5
Energy storage	Sky Ranch	Valencia County, New Mexico	50	1.2
Energy storage	San Juan	San Juan County, New Mexico	100	2.3
Energy storage	Atrisco	Bernalillo County, New Mexico	300	7.0
Energy storage resources			632	14.8

Gas	Reeves Station	Albuquerque, New Mexico	146	3.4
Gas	Afton (combined cycle)	La Mesa, New Mexico	235	5.5
Gas	Lordsburg	Lordsburg, New Mexico	85	2.0
Gas	Luna (combined cycle)	Deming, New Mexico	190	4.5
Gas/Oil	Rio Bravo	Albuquerque, New Mexico	149	3.5
Gas	Valencia	Belen, New Mexico	155	3.6
Gas	La Luz	Belen, New Mexico	41	1.0
Gas-fired resources			1,001	23.5

Nuclear	PVNGS	Wintersburg, Arizona	288	6.7

Coal	Four Corners	Fruitland, New Mexico	200	4.7
			4,268	100.0%
Renewable and Energy Storage Resources

In addition to PNM’s owned and contracted solar facilities, PNM has a customer distributed solar generation program that represented 308.5 MW at December 31, 2024. PNM stores energy under ESAs and purchases renewable power under long-term PPAs, all currently having expiration dates beginning in January 2035 and extending through May 2047. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory, which are expected to be in service by summer of 2026. If adjusted for these approved plans, the table above would reflect the percentage of generation capacity from renewable resources of 52.1%, energy storage resources of 19.2%, nuclear resources of 5.6%, and fossil-fueled resources of 23.1%. In addition, PNM has filed an application with the NMPRC seeking approval of resources to be available for the 2028 summer peak, which are necessary for PNM to meet forecasted peak load requirements to serve its customers and to continue progress towards a carbon-free generating portfolio. These resources and their currently expected operation dates are as follows:

			Generation
		Expected	Capacity
Type	Resource For	Operation	(MW)
NMPRC Approved
Solar	Meta Data Center	2025	140
Energy storage	Meta Data Center	2025	50
Solar	2026 Resource Application	2026	100
Energy storage	2026 Resource Application	2026	100
Energy storage	2026 Resource Application	2026	100
Energy storage	2026 Resource Application	2026	50
PNM-owned battery	2026 Resource Application	2026	60
			600
NMPRC Approval Pending
Gas	2028 Resource Application	2028	167
PNM-owned solar	2028 Resource Application	2028	100
PNM-owned battery	2028 Resource Application	2028	30
Energy storage	2028 Resource Application	2028	150
Energy storage	2028 Resource Application	2028	150
			597

Fossil‑Fueled Plants

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

Nuclear Plant

PNM is participating in the three units of PVNGS with APS (the operating agent), SRP, EPE, SCE, SCPPA, and the Department of Water and Power of the City of Los Angeles. PNM has ownership interests of 2.3% in Unit 1, 9.4% in Unit 2, and 10.2% in Unit 3. See Note 16 for information on other PVNGS matters.

Purchased Power

PNM engages in activities to optimize its existing jurisdictional assets and long-term power agreements through transacting in the hour-ahead, day-ahead, week-ahead, and month-ahead bilateral markets that allows PNM to market any excess generation not required to fulfill retail load and contractual commitments.

PNM participates in the EIM, a real-time wholesale energy trading market operated by CAISO, which enables participating electric utilities to buy and sell energy, which has generated cost savings that are passed through to customers under PNM’s FPPAC. PNM also plans to join the EDAM, which is a voluntary day-ahead regional market that expands on CAISO’s EIM market, as early as 2027. PNM also engages in activities to optimize its existing jurisdictional assets and long-term power agreements through transacting in the hour-ahead, day-ahead, week-ahead, and month-ahead bilateral markets that allows PNM to market any excess generation not required to fulfill retail load and contractual commitments. PNM joined the WRAP in April 2023, which is a first-of-its-kind program in the West that adds a region-wide coordination between power providers for assessing and addressing resource adequacy. WRAP is currently in the non-binding phases of the program, which is expected to continue through the summer of 2027.

Plant Operating Statistics

Equivalent availability of PNM’s major base-load generating stations was:

Plant	Operator	2024	2023
Four Corners	APS	78.1%	61.2%
PVNGS	APS	91.8	91.4
Joint Projects

SJGS, PVNGS, Four Corners, and Luna are joint projects each owned or leased by several different entities. Some participants in the joint projects are investor-owned entities, while others are privately, municipally, tribally, or co-operatively owned. Furthermore, participants in SJGS had varying percentage interest in different generating units within the project and have different percentage interest with respect to plant decommissioning and coal mine reclamation obligations.

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

FUEL
PNM
The percentages (on the basis of KWh) of PNM’s generation of electricity, including Valencia, fueled by coal, nuclear fuel, and gas and oil, and the average costs to PNM of those fuels per MMBTU were as follows:

	Coal		Nuclear		Gas
	Percent of Generation	Average Cost	Percent of Generation	Average Cost	Percent of Generation	Average Cost
2024	8.2%	$8.81	43.3%	$0.86	41.2%	$0.97
2023	12.8	4.19	32.3	0.73	49.9	3.42

In 2024 and 2023, 7.3% and 5.0% of PNM’s generation was from utility-owned solar, which has no fuel cost. Due to locally available natural gas, the utilization of locally available coal deposits, and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future. PNM recovers substantially all of its fuel and purchased power costs through the FPPAC.

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
Natural Gas
The natural gas used as fuel for the electric generating plants is procured on the open market and delivered by third-party transportation providers. The supply of natural gas can be subject to disruptions due to extreme weather events and/or pipeline or facility outages. PNM has contracted for firm gas transmission capacity to minimize the potential for disruptions due to extreme weather events. Certain natural gas plants of PNM’s are generally used as peaking resources that are highly relied upon during seasonally high load periods and/or during periods of extreme weather, which also may be the times natural gas has the highest demand from other users.

Nuclear Fuel and Waste

PNM is one of several participants in PVNGS. The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. Additional needed supplies are covered through existing inventories or spot market transactions. The PVNGS participants have contracted for 100% of PVNGS’s requirements for uranium concentrates through 2025 and an average of 50% through 2030. For conversion services, 100% are contracted through 2025 and an average of 86% through 2030. For enrichment services an average of 75% is contracted through 2028. For fuel assembly fabrication 100% is contracted through 2027.
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

HUMAN CAPITAL RESOURCES

TXNM depends on over 1,600 dedicated employees to deliver outstanding customer service and transform into a carbon-free generation future.

Culture

Our inclusive workforce makes the Company successful through our core values of safety, caring, and integrity. Our culture fosters an accountability and behavioral mindset to sustain shared purpose. Transparency, collaboration, and innovation create both individual and organizational focus on achieving key results. Aligned with the core value of safety, we continued an in-depth safety culture initiative with training and actionable plans integrated into leadership development. In addition, we incorporate mental and physical well-being into our culture through a robust employee wellness program.

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

Diversity and Inclusion

Our core values also drive a culture committed to diversity and inclusion. Our diverse workforce enables the Company to provide exceptional value to our customers and stakeholders. Our 1,695 employees include 35% represented by a bargaining unit, 27% women, 56% minorities, 15% identified as disabled, and 9% veterans. Our diversity goal at the Company is for our workforce to mirror the communities we serve. To enhance diversity, we take a multi-tiered approach, including required training for all employees on topics including Americans with Disability Act and diversity in the workplace and leaders are trained in unconscious bias, incorporating diversity into our hiring process and undertaking targeted recruitment with organizations supporting diverse candidates. Compensation equity is reviewed three times per year, and we perform a robust annual succession planning process, including an evaluation of our programs for diversity and inclusion.

Governance

The Board agrees that human capital management is an important component of TXNM’s continued growth and success, and is essential for its ability to attract, retain and develop talented and skilled employees. Management regularly reports to the Compensation and Human Capital Committee of the Board on human capital management topics, including corporate culture, diversity and inclusion, employee development and compensation and benefits. The Compensation and Human Capital Committee has oversight of talent retention and development and succession planning, and the Board provides input on important decisions in each of these areas.

Employees
The following table sets forth the number of employees of TXNM, PNM, and TNMP as of December 31, 2024:

	TXNM	PNM	TNMP
Corporate (1)	444	—	—
PNM	868	868	—
TNMP	383	—	383
Total	1,695	868	383
(1) Represents employees of PNMR Services Company.

As of December 31, 2024, PNM had 380 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW Local 611 that is in effect through April 30, 2026. As of December 31, 2024, TNMP had 206 employees represented by IBEW Local 66 covered by a collective bargaining agreement that is in effect through August 31, 2027. The wages and benefits for PNM and TNMP employees who are members of the IBEW are typically included in the rates charged to electric customers and consumers, subject to approval of the NMPRC and PUCT.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, TXNM, PNM, and TNMP caution readers not to place undue reliance on these statements. TXNM’s, PNM’s, and TNMP’s business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors, which are neither presented in order of importance nor weighted, include:

•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of regulatory proceedings
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt, including convertible debt, and access the financial markets in order to repay or refinance debt as it comes due and for ongoing operations and construction expenditures due to disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates resulting from any negative impacts from regulatory proceedings, actions by the Federal Reserve, geopolitical activity, or the risk of wildfires and storms
•The risks associated with the cost and completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including renewable energy resources, approved PPAs and ESAs), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from TXNM’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, storms, terrorism, cybersecurity breaches, and other catastrophic events, including the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues beyond the extent of insurance coverage
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, and taxes, including guidance related to the interpretation of changes in tax laws, the Inflation Reduction Act of 2022, the Infrastructure Investment and Jobs Act, and other matters
•Risks related to climate change, including potential financial and reputational risks resulting from increased stakeholder scrutiny related to climate change, litigation, legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets, including the impacts to transmission margins
•Changes in price and availability of fuel and water supplies, including the ability of the mine supplying coal to Four Corners and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from actions by the Federal Reserve to address inflationary concerns, and international developments
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate reclamation and decommissioning at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

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

ITEM 1A.    RISK FACTORS

The business and financial results of TXNM, PNM, and TNMP are subject to a number of risks and uncertainties, many of which are beyond their control, including those set forth below and in MD&A, Note 16, and Note 17. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement contained in this report, see Disclosure Regarding Forward Looking Statements in Item 1. Business. TNMP provides transmission and distribution services to REPs that provide electric service to consumers in TNMP’s service territories. References to customers in the risk factors discussed below also encompass the customers of these REPs who are the ultimate consumers of electricity transmitted and distributed through TNMP’s facilities.
Regulatory Risks
The profitability of TXNM’s utilities depends on being able to recover their costs through regulated rates and earn a fair return on invested capital, including investments in its generating plants. Without timely cost recovery, including recovery of undepreciated investments and the opportunity to earn a fair return on capital investments, TXNM’s liquidity and results of operations could be negatively impacted. Further, PNM and TNMP are in a period of significant capital expenditures. While increased capital investments, higher interest rates, and other costs are placing upward pressure on rates charged to customers, energy efficiency initiatives and other factors are placing downward pressure on customer usage. The combination of these matters could adversely affect the Company’s results of operations and cash flows.
The rates PNM charges its customers are regulated by the NMPRC and FERC. TNMP is regulated by the PUCT. The Company is in a period requiring significant capital investment and is projecting total construction expenditures for the years 2025-2029 to be $7.8 billion. PNM and TNMP anticipate a trend toward increasing costs, for which they will have to seek regulatory recovery. These costs include, or are related to, costs of asset construction for generation, transmission, and distribution systems necessary to provide electric service, as well as the cost to remove and retire existing assets, environmental compliance expenditures, regulatory mandates to acquire power from renewable resources, regulation related to nuclear safety, increased costs related to cybersecurity, increased interest costs to finance capital investments, and depreciation. If the regulators do not authorize appropriate recovery of any of the costs discussed above, including undepreciated generating resources at the time those resources are removed from service and fails to authorize recovery of the costs of obtaining power to replace those resources, PNM and TNMP’s financial position, results of operations, and cash flows could be negatively impacted.

At the same time costs are increasing, there are factors placing downward pressure on the demand for power, thereby reducing customer usage. These factors include changing customer behaviors, increased emphasis on energy efficiency measures, utilization of alternative sources of power, rate design that is not driven by economics, unfavorable economic conditions, reduced new sources of demand, and unpredictable weather patterns. The combination of costs increasing relatively rapidly and the technologies and behaviors that are reducing energy consumption places upward pressure on the per unit prices that must be charged to recover costs. This upward pressure on unit prices could result in additional efforts by customers to reduce consumption through alternative measures. Without timely cost recovery and the authorization to earn a reasonable return on invested capital, the Company’s liquidity and results of operations could be negatively impacted.
In June 2024, PNM filed the 2025 Rate Request for a two-phase implementation of a $3.0 billion increase in total rate base. The increase includes investments in transmission, distribution, and generation facilities to ensure safe, reliable delivery of electricity and a request for an ROE of 10.45%. An adverse outcome in the 2025 Rate Request could negatively impact PNM’s financial position, results of operation, and cash flows. See Note 17.

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

TXNM’s utilities are subject to numerous comprehensive federal, state, tribal, and local environmental laws and regulations, including those related to climate change as well as increased stakeholder actions related to sustainability matters and reducing GHG, which may impose significant compliance costs and may significantly limit or affect their operations and financial results.

Compliance with federal, state, tribal, and local environmental laws and regulations, including those addressing climate change, air quality, CCRs, discharges of wastewater originating from fly ash and bottom ash handling facilities, cooling water, sustainability, GHG emissions, and other matters, may result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emission control obligations. These costs could include remediation, containment, civil liability, and monitoring expenses. The Company cannot predict how it would be affected if existing environmental laws and regulations were to be repealed, revised, or reinterpreted, or if new environmental laws or regulations were to be adopted. See Note 16 and the Climate Change Issues subsection of the Other Issues Facing the Company section of MD&A.

The utility industry is facing increasing stakeholder scrutiny related to sustainability. Recently, TXNM has seen a rise in certain stakeholders, such as investors, customers, employees, and lenders, placing increasing importance on the impact and social cost associated with climate change. Federal GHG reduction measures setting standards and emission guidelines, and climate-related disclosure rules remain in a state of uncertainty. Therefore, TXNM is dealing with an uncertain regulatory and policy environment and increased scrutiny and changing stakeholder expectations with respect to environmental and climate change programs, judicial decisions, and international accords. Under the Biden Administration, EPA and other federal agencies have sought to expand climate change regulations and work to aggressively reduce GHG emissions. Although it is uncertain how the current Trump Administration will ultimately act with respect to these regulations, many state agencies, environmental advocacy groups, and other organizations will continue to focus on decarbonization with enhanced attention on GHG from fossil-fueled generation facilities. See discussion above and Note 17, regarding PNM’s abandonment applications and the ETA. PNM currently depends on fossil-fueled generation for 28.2% of its electricity. As discussed under Climate Change Issues, this type of generation is subject to existing and future EPA or state regulations requiring GHG reductions. The anticipated expansion of federal and state regulations could result in additional operating restrictions on facilities and increased generation and compliance costs.

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

In February 2024, EPA proposed to impose a federal implementation plan on New Mexico to address the interstate transport of ozone and its precursors, referred to by EPA as the “good neighbor” rule. If finalized as proposed, compliance with the rule would require specified fossil fuel-fired generating resources to participate in an ozone-season NOx emission allowance trading program that will limit total NOx emissions from all affected units within the state of New Mexico. In December 2024, EPA pulled its proposed rule from the OMB and did not specify if and when the rule might be resubmitted for review.

If PNM fails to timely obtain, maintain, or comply with any required environmental regulatory approval, operations at affected facilities could be suspended or could subject PNM to additional expenses and potential penalties. Failure to comply with applicable environmental laws and regulations also could result in civil liability arising out of government enforcement actions or private claims. Environmental noncompliance could also result in reputational harm, which may cause stock price decreases or cause certain investors and financial institutions not to purchase the Company’s debt securities or otherwise provide the Company with capital or credit on favorable terms, which may cause the cost of capital to increase. In addition, TXNM and its operating subsidiaries may underestimate the costs of environmental compliance, liabilities, and litigation due to the uncertainty inherent in these matters. Although there is uncertainty about the timing and form of the implementation of EPA’s regulations regarding GHG emissions, climate change, CCRs, power plant emissions, changes to the ambient air quality standards, and other environmental issues, the promulgation and implementation of such regulations could have a material impact on operations. The Company is unable to estimate these costs due to the many uncertainties associated with, among other things, the nature and extent of future regulations and changes in existing regulations, including the changes in regulatory policy under the Trump Administration. Timely regulatory recovery of costs associated with any environmental-related regulations would be needed to maintain a strong financial and operational profile. The above factors could adversely affect the Company’s business, financial position, results of operations, and liquidity.

TXNM, PNM, and TNMP are subject to complex government regulation unrelated to the environment, which may have a negative impact on their businesses, financial position and results of operations.
To operate their businesses, TXNM, PNM, and TNMP are required to have numerous permits and approvals from a variety of regulatory agencies. Regulatory bodies with jurisdiction over the utilities include the NMPRC, NMED, PUCT, TCEQ, ERCOT, FERC, NRC, EPA, and NERC. Oversight by these agencies covers many aspects of the Company’s utility operations including, but not limited to: location, construction, and operation of facilities; the purchase of power under long-term contracts; conditions of service; the issuance of securities; and rates charged to customers. FERC has issued a number of rules pertaining to preventing undue discrimination in transmission services and electric reliability standards. The significant level of regulation imposes restrictions on the operations of the Company and causes the incurrence of substantial compliance costs. TXNM and its subsidiaries are unable to predict the impact on their business and operating results from future actions of any agency regulating the Company. Changes in existing regulations or the adoption of new ones could result in additional expenses and/or changes in business operations. Failure to comply with any applicable rules, regulations or decisions may lead to customer refunds, fines, penalties, and other payments, which could materially and adversely affect the results of operations and financial condition of TXNM and its subsidiaries.

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

Research and development activities are ongoing for new technologies that produce power or reduce power consumption. These technologies include renewable energy, customer-oriented generation, energy storage, and energy efficiency. PNM generates power at central station power plants to achieve economies of scale and produce power at a cost that is competitive with rates established through the regulatory process. There are distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, and solar cells, which have become increasingly cost competitive. These advances in technology have reduced the costs of these alternative methods of producing power to a level that is competitive with that of central station power production. In addition, advances made in the capabilities of energy storage have further decreased power production and peak usage through the dispatch of more battery systems. These technological advances have resulted in demand reduction that negatively impact revenue and/or result in underutilized assets that have been built to serve peak usage. In addition, certain federal, state, or local requirements that regulated utilities such as PNM are required to follow could result in third parties being able to provide electricity from similar generation technologies to consumers at prices lower than PNM is able to offer. As these technologies become more cost competitive or can be used by third parties to supply power at lower prices than PNM is able to offer, PNM’s energy sales and/or regulated returns could be eroded, and the value of its generating facilities could be reduced. Advances in technology could also change the channels through which electric customers purchase or use power, which could reduce the Company’s sales and revenues or increase expenses. These advances can also create more uncertainty in load shapes and forecasts, which could have implications for generation and system planning.

Costs of decommissioning, remediation, and restoration of nuclear and fossil-fueled power plants, as well as reclamation of related coal mines, could exceed the estimates of TXNM and PNM as well as the amounts PNM recovers from its ratepayers, which could negatively impact results of operations and liquidity.

PNM has interests in a nuclear power plant, a coal-fired power plant, and several natural gas-fired power plants and is obligated to pay its share of the costs to decommission these facilities. PNM is also obligated to pay for its share of the costs of reclamation of the mine that supplies coal to the coal-fired power plant. Likewise, other owners or participants are responsible for their shares of the decommissioning and reclamation obligations, and it is important to PNM that those parties fulfill their obligations. Rates charged by PNM to its customers, as approved by the NMPRC, include a provision for recovery of certain costs of decommissioning, remediation, reclamation, and restoration. The NMPRC has established a cap on the amount of costs for the final reclamation of the surface coal mines that may be recovered from customers. PNM records estimated liabilities for its share of the legal obligations for decommissioning and reclamation. These estimates include many assumptions about future events and are inherently imprecise. In the event the costs to decommission the facilities or to reclaim the mines serving the plants exceed current estimates, or if amounts are not approved for recovery by the NMPRC, results of operations could be negatively impacted.

The costs of decommissioning any nuclear power plant are substantial. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions both during and after termination of the leases. PNM maintains trust funds designed to provide adequate financial resources for decommissioning PVNGS and SJGS, and for reclamation of the coal mine that served SJGS and continues to serve Four Corners at the end of its expected life. However, if the PVNGS units are decommissioned before their planned date or the coal mine serving Four Corners is shut down sooner than expected, these funds may prove to be insufficient.

The financial performance of TXNM, PNM, and TNMP may be adversely affected if power plants, other generation resources, and transmission and distribution systems do not operate reliably and efficiently.
The Company’s financial performance depends on the successful operation of PNM’s generation assets, as well as the transmission and distribution systems of PNM and TNMP. PNM’s retirement of SJGS will increase PNM’s dependency on other generation resources, including renewable resources, gas-fired facilities, and PVNGS, and will reduce PNM’s flexibility in managing those resources. Unscheduled or longer than expected maintenance outages, breakdown or failure of equipment or processes due to aging infrastructure, inability to install or operate renewable resources, temporary or permanent shutdowns to achieve environmental compliance, other performance problems with the generation assets, severe weather conditions, accidents and other catastrophic events, acts of war or terrorism, cybersecurity attacks, wildfires, disruptions in the supply, quality, and delivery of fuel and water supplies, and other factors could result in PNM’s load requirements being larger than available system generation capacity. Unplanned outages of generating units and extensions of scheduled outages occur from time to time and are an inherent risk of the Company’s business. If these were to occur, PNM would be required to purchase electricity in either the wholesale market or spot market at the then-current market price. There can be no assurance that sufficient electricity would be available at reasonable prices, or available at all. The failure of transmission or distribution facilities may also affect PNM’s and TNMP’s ability to deliver power. These potential generation, distribution, and transmission problems, and any service interruptions related to them, could result in lost revenues and additional costs.

TXNM, PNM, and TNMP are subject to information security breaches and risks of unauthorized access to their information and operational technology systems as well as physical threats to assets.
The Company faces the risk of physical and cybersecurity attacks, both threatened and actual, against generation facilities, transmission and distribution infrastructure, information technology systems, and network infrastructure, which could negatively impact the ability of the Company to generate, transmit, and distribute power, or otherwise operate facilities in the most efficient manner or at all.

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

With the proliferation of Generative Artificial Intelligence (“GenAI”) tools like opensource ChatGPT and other public Large Language models, bad actors are becoming better equipped to effectively launch social engineering attacks against individuals and organizations. With their broad array of use cases, these tools are enhancing data theft, malware development, social engineering, ransomware, and misinformation. GenAI technology is enabling malicious actors to increase the speed and variation of their attacks by modifying code almost instantaneously, enabling attacks to be created and deployed with thousands of variations of social engineering messages, effectively changing to a more iterative attack methodology to increase their probability of success. In the event that a capable adversary attacks the Company’s computer and operating systems, despite the best efforts of the Company, the generation, transmission, or distribution of electrical services could be degraded or disrupted, customer information, business records, or other sensitive data could be lost, destroyed, or released outside of the Company’s control.

Further, the Company’s use of technologies manufactured by third parties, including applications with GenAI capabilities, may be subject to espionage activities, and cyber-attack of the third party resulting in the loss of confidentiality, privacy, integrity of data, and other losses outside of the control of the Company. Although the Company has implemented security measures to identify, prevent, detect, respond to, and recover from cyber and physical security events and supply chain disruptions, critical infrastructure, including information and operational technology systems, are vulnerable to disability, failures, or unauthorized access, which could occur as a result of malicious compromise, employee error, and/or employee misconduct or supply compromise.

A successful physical or cybersecurity attack or other similar failure of the systems could impact the reliability of PNM’s generation and PNM’s and TNMP’s transmission and distribution systems, including the possible unauthorized shutdown of facilities. Such an event could lead to disruptions of business operations, including the Company’s ability to generate, transport, and deliver power to serve customers, to bill customers, and to process other financial information. A breach of the Company’s information systems could also lead to the loss and destruction of confidential and proprietary data, personally identifiable information, trade secrets, intellectual property and supplier data, and could disrupt business operations which could harm the Company’s reputation and financial results, as well as potential increased regulatory oversight, litigation, fines, and other remedial action. The costs incurred to investigate and remediate a physical or cybersecurity attack could be significant. A significant physical or cybersecurity attack on the Company’s critical infrastructure could have an adverse impact on the operations, reputation and financial condition of TXNM, PNM, and TNMP.

There are inherent risks in the ownership and operation of nuclear facilities.
Following the transfer of the PVNGS Unit 1 Leased Interest to SRP in January 2023 and the expiration of the leased interest in Unit 2 in January 2024, PNM currently has a 7.3% undivided interest in PVNGS. PVNGS represented 6.7% of PNM’s total generating capacity as of December 31, 2024. PVNGS is subject to environmental, health, and financial risks including but not limited to the ability to obtain adequate supplies of nuclear fuel and water, the ability to dispose of spent nuclear fuel, decommissioning of the plant (see above), securing the facilities against possible terrorist attacks, and unscheduled outages due to equipment failures.

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
In the event of noncompliance with its requirements, the NRC has the authority to impose a progressively increasing inspection regime that could ultimately result in the shutdown of a unit, civil penalties, or both, depending upon the NRC’s assessment of the severity of the situation, until compliance is achieved. Increased costs resulting from penalties, a heightened level of scrutiny, and/or implementation of plans to achieve compliance with NRC requirements could adversely affect the financial condition, results of operations, and cash flows of TXNM and PNM. Although PNM has no reason to anticipate a serious nuclear incident at PVNGS, if an incident did occur, it could materially and adversely affect PNM’s results of operations and financial condition.
PNM has external insurance coverage to minimize its financial exposure to some risks. However, it is possible that liabilities associated with nuclear operations could exceed the amount of insurance coverage. See Note 16.

Peak demand for power could exceed forecasted supply capacity, resulting in increased costs for purchasing capacity in the market or building additional generation facilities and/or energy storage facilities.

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

At peak times, power demand could exceed PNM’s forecasted available generation capacity, particularly if PNM’s power plants are not performing as anticipated and additional resources are not approved, or are not available, as PNM transitions its system to carbon emission-free generation and energy storage. Availability of this technology may create additional strain on the system by adding these additional resources without adequate storage. Additionally, further advances in the technology of renewable resources may need to occur in order to ensure that these resources meet carbon emission-free standards. Competitive market forces or adverse regulatory actions may require PNM to purchase capacity and energy from the market or build additional resources to meet customers’ energy needs in an expedited manner. If that occurs, PNM may see opposition to recovery of these additional costs and could experience a lag between when costs are incurred and when regulators permit recovery in customers’ rates. These situations could have negative impacts on results of operations and cash flows.

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
Supply chain issues, high inflation, actions by the Federal Reserve to address inflationary concerns and other market conditions, geopolitical activity and the resulting impact on business and economic conditions could negatively affect the Company’s business, results of operations, financial condition, cash flows, and the trading value of TXNM’s common stock and the Company’s debt securities.

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

Economic activity in the service territories of TXNM subsidiaries is a key factor in their performance. Decreased economic activity can lead to declines in energy consumption, which could adversely affect future revenues, earnings, and growth.  Higher unemployment rates, both in the Company’s service territories and nationwide, could result in commercial customers ceasing operations and lower levels of income for residential customers. These customers might then be unable to pay their bills on time, which could increase bad debt expense and negatively impact results of operations and cash flows. Economic conditions also impact the supply and/or cost of commodities and materials needed to construct or acquire utility assets or make necessary repairs.
The operating results of TXNM and its operating subsidiaries are seasonal and are affected by weather conditions.
Electric generation, transmission, and distribution are generally seasonal businesses that vary with the demand for power. With power consumption typically peaking during the hot summer months, revenues traditionally peak during that period. As a result, quarterly operating results of TXNM and its operating subsidiaries vary throughout the year. In addition, TXNM and its operating subsidiaries have historically had lower revenues resulting in lower earnings when weather conditions are milder. Unusually mild weather in the future could reduce the revenues, net earnings, and cash flows of the Company.
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

Financial Risks
TXNM has counterparty credit risk in connection with financial support that was provided to facilitate the coal supply arrangement for SJGS. Adverse developments from these factors could have a negative impact on the business, financial condition, results of operations, and cash flows of PNM and TXNM.

TXNM has an arrangement with a bank under which the bank has issued $30.3 million of letters of credit in favor of sureties in order for the sureties to post reclamation bonds that are required under the miner’s operating permit. The Company’s financial position, results of operations, and cash flows could be negatively impacted if the current mine operator were to default on its obligations to reclaim the San Juan mine and TXNM is required to perform under the letter of credit support agreement.

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

The fundamental change repurchase features of the Convertible Notes and the TNMP first mortgage bonds may delay or prevent an otherwise beneficial attempt to acquire TXNM.

Certain provisions in the indenture governing the Convertible Notes and the TNMP first mortgage bonds may make it more difficult or expensive for a third party to acquire TXNM. For example, the Convertible Notes Indenture requires TXNM, subject to certain exceptions, to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change (as defined in the Convertible Notes Indenture) and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change (as defined in the Convertible Notes Indenture). In addition, the supplemental indentures governing certain of the TNMP first mortgage bonds include a provision whereby a change in control in TNMP or TXNM would obligate TNMP to offer to prepay all of such bonds. A takeover of TXNM may trigger the requirement that TXNM repurchase TNMP first mortgage bonds or the Convertible Notes and/or increase the conversion rate on the Convertible Notes, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of TXNM that would otherwise be beneficial to investors.

TXNM may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay dividends or distributions to TXNM.
TXNM is a holding company and has no operations of its own. TXNM’s ability to meet its financial obligations and to pay dividends on its common stock primarily depends on the net earnings and cash flows of PNM and TNMP and their capacity to pay upstream dividends or distributions. Prior to providing funds to TXNM, PNM and TNMP have financial and regulatory obligations that must be satisfied, including among others, debt service and, in the case of PNM, preferred stock dividends.
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to TXNM, including that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC has also restricted PNM from paying dividends in any year, as determined on a rolling four-quarter basis, in excess of net earnings without prior NMPRC approval. PNM is permitted to pay dividends to TXNM from prior equity contributions made by TXNM. Additionally, TXNM’s financing agreements generally include a covenant to maintain a debt-to-capitalization ratio that does not exceed 70%, and PNM and TNMP’s financing arrangements generally include a covenant to maintain debt-to-capitalization ratios that do not exceed 65%. PNM also has various financial covenants that limit the transfer of assets, through dividends or other means and the Federal Power Act imposes certain restrictions on dividends paid by public utilities, including that dividends cannot be paid from paid-in capital.

Further, the ability of TXNM to declare dividends depends upon the extent to which cash flows will support dividends, the Company’s financial circumstances and performance, economic conditions in the U.S. and in the Company’s service areas, future growth plans and the related capital requirements, and other business considerations. Declaration of dividends may also be affected by decisions of the NMPRC, FERC, and PUCT in various regulatory cases currently pending or that may be docketed in the future, including the outcome of appeals of those decisions, conditions imposed by the NMPRC, PUCT, or Federal Power Act, and the effect of federal regulatory decisions and legislative acts.

Disruption in the credit and capital markets may impact the Company’s strategy and ability to raise capital.
TXNM and its subsidiaries rely on access to both short-term and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations. In general, the Company relies on its short-term credit facilities as the initial source to finance construction expenditures. This results in increased borrowings under the facilities over time. The Company is currently projecting total construction expenditures for the years 2025-2029 to be $7.8 billion. If TXNM or its operating subsidiaries are not able to access capital at competitive rates, or at all, TXNM’s ability to finance capital requirements and implement its strategy will be limited. Disruptions in the credit markets, which could negatively impact the Company’s access to capital, could be caused by an economic recession, declines in the health of the banking sector generally or the failure of specific banks who are parties to the Company’s credit facilities, deterioration in the overall health of the utility industry, the bankruptcy of an unrelated energy company, war, terrorist attacks, cybersecurity attacks, or threatened attacks.

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
TXNM, PNM, and TNMP cannot be sure that any of their current credit ratings will remain in effect for any given period of time or that a rating will not be put under review for a downgrade, lowered, or withdrawn entirely by a rating agency. As discussed in MD&A - Liquidity and Capital Resources, all of TXNM, PNM, and TNMP’s senior debt ratings are investment grade. Downgrades or changing requirements could result in increased borrowing costs due to higher interest rates on current borrowings or future financings, a smaller potential pool of investors, and decreased funding sources. Such conditions also could require the provision of additional support in the form of letters of credit and cash or other collateral to various counterparties.

Declines in values of marketable securities held in trust funds for pension and other postretirement benefits, in the NDT and coal mine reclamation trusts, and in the SJGS decommissioning trust could result in sustained increases in costs and funding requirements for those obligations, which may affect operational results.

The PNM and TNMP Pension Plans have targeted asset allocations of 50% and 70% liability matching fixed and 50% and 30% return generating income, which includes alternative income. The Company uses a strategy, known as Liability Driven Investing, which seeks to select investments that match the liabilities of the pension plans. The OPEB plans generally use the same pension fixed income and equity investment managers and utilize the same overall investment strategy as the pension plans, except there is no allocation to alternative investments and the OPEB plans have a target asset allocation of 30% equities and 70% fixed income.

In 2024, the Corporate Investment Committee approved a revised target for the NDT investment portfolio of 30% fixed income, 45% equity securities, and 25% alternative investments. The Company is in process of implementing the revised strategy. The current asset allocation exposes the NDT investment portfolio to market and macroeconomic factors. Declines in market values could result in increased funding of the trusts, the recognition of losses as impairments for the NDT and coal mine reclamation trusts, SJGS decommissioning trust, and additional expense for the benefit plans. In addition, a change in GAAP required that all changes in the fair value of equity securities recorded on the Company’s balance sheet be reflected in earnings, which results in increased volatility in earnings.

Impairments of goodwill and long-lived assets of TXNM, PNM, and TNMP could adversely affect the Company’s business, financial position, liquidity, and results of operations.
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

The impacts and implementation of U.S. tax reform legislation may negatively impact TXNM’s, PNM’s, and TNMP’s businesses, financial position, results of operations, and cash flows.

Changes in tax laws may negatively impact TXNM’s, PNM’s, and TNMP’s businesses, financial position, results of operations, and cash flows. The Company possesses tax credits and other carryforwards, the value of which could be diminished by new laws or the Company’s ability to timely utilize them. Increases in tax rates may not be immediately recoverable through PNM’s and TNMP’s regulated rates, reducing earnings. Tax laws and regulations may also negatively impact the relative value of some resource investments over others, making those investments less competitive.

Governance Risks
Provisions of TXNM’s organizational documents, as well as several other statutory and regulatory factors, will limit another party’s ability to acquire TXNM and could deprive TXNM’s shareholders of the opportunity to receive a takeover premium for shares of TXNM’s common stock.
TXNM’s restated articles of incorporation and by-laws include a number of provisions that may have the effect of discouraging persons from acquiring large blocks of TXNM’s common stock or delaying or preventing a change in control of TXNM. The material provisions that may have such an effect include:
•Authorization for the Board to issue TXNM’s preferred stock in series and to fix rights and preferences of the series (including, among other things, voting rights and preferences with respect to dividends and other matters)
•Advance notice procedures with respect to any proposal other than those adopted or recommended by the Board
•Provisions specifying that only a majority of the Board, the chairman of the Board, the chief executive officer, or holders of at least one-tenth of all of TXNM’s shares entitled to vote may call a special meeting of shareholders

Under the New Mexico Public Utility Act, NMPRC approval is required for certain transactions that may result in TXNM’s change in control or exercise of control, including ownership of 10% or more of TXNM’s voting stock. PUCT approval is required for changes to the ownership of TNMP or its parent and certain other transactions relating to TNMP. Certain acquisitions of TXNM’s outstanding voting securities also require FERC approval.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy

Process for identifying, assessing, and managing cybersecurity risks

From an overall enterprise risk management perspective, the Company views cybersecurity as a “tier 1” risk and considers it one of its top priorities. The Company’s cybersecurity program (the “Cybersecurity Program”) includes processes to identify, assess, and manage material risks from cybersecurity threats. The Cybersecurity Program utilizes a risk-based approach and includes written cybersecurity and information technology policies and procedures, including a cybersecurity incident response plan. The Company’s Cybersecurity Program is led by its Vice President and Chief Information Officer (“CIO”), who oversees the management and development of all business technology and cyber and physical security for the Company and its subsidiaries. The CIO is also responsible for federal reliability standards compliance, critical infrastructure protection and crisis management resilience.

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

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of the Company’s cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on the Company’s cybersecurity measures, including information security maturity assessments, audits and independent reviews of the Company’s information security control environment and operating effectiveness. The results of such assessments, audits, and reviews are reported to the Audit and Ethics Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits, and reviews.

Risks from cybersecurity threats

The information set forth under Item 1A, “Risk Factors” — “TXNM, PNM, and TNMP are subject to information security breaches and risks of unauthorized access to their information and operational technology systems as well as physical threats to assets.” on page A-14 of this Annual Report on Form 10-K is hereby incorporated by reference. As of December 31, 2024, our financial condition, results of operations or business strategy have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.

Cybersecurity Governance

Management’s role in assessing and managing the Company’s material risks from cybersecurity threats

The Company’s management is responsible for managing cybersecurity risk and bringing to the Audit and Ethics Committee and Board’s attention the most significant cybersecurity risks facing the Company.  The CIO oversees the Company’s Cybersecurity Program and reports to the Company’s President and Chief Operating Officer. The CIO leads the development, implementation, and enforcement of security policies and data breach resiliency plans, as well as works with internal and external cybersecurity and IT teams to monitor and maintain the security of the Company’s IT infrastructure. The CIO is supported by a team of enterprise information, system security, and risk professionals. The CIO receives reports on cybersecurity threats on an ongoing basis and regularly reviews risk management measures implemented by the Company to identify and mitigate data security and cybersecurity risks. The CIO updates senior management on these matters and works closely with the General Counsel to oversee compliance with legal, regulatory, and contractual security requirements. The CIO has significant information technology and program management experience and has served many years in the Company’s information security organization. The CIO is a Certified Project Management Professional and Change Management Registered Practitioner. In addition, the CIO has a B.B.A. in business computer systems and an MBA.

Board oversight of risks from cybersecurity threats

Cybersecurity risk oversight remains a priority for the Board who is responsible for oversight of the Company’s information security program, including compliance and risk management and the review of cybersecurity risks. The Board has adopted a Cyber Risk Policy which is overseen by the Audit and Ethics Committee. The Audit and Ethics Committee’s oversight of cyber risk management assists in the Board’s assessment of the adequacy of resources, funding, and focus within the Company with respect to cyber risk. Specifically, the Audit and Ethics Committee assists the Board in its oversight responsibilities regarding the company-wide security risk management practices, including overseeing the practices, procedures, and controls that management uses to identify, assess, respond to, remediate, and mitigate risks related to cybersecurity. The Audit and Ethics Committee provides oversight of management’s efforts to identify and mitigate cyber risk. Specifically, senior leadership, including the CIO, regularly briefs the Audit and Ethics Committee and the Board on Company’s cybersecurity posture. In executing its risk oversight duties, the Audit and Ethics Committee and the Board can and does access internal and external expertise regarding the Company’s challenges and opportunities related to cybersecurity.

ITEM 2.PROPERTIES

TXNM

The significant properties owned by TXNM include those owned by PNM and TNMP and are disclosed below.

PNM

See Sources of Power in Part I, Item 1 Business above for information on PNM’s owned and leased capacity in electric generating stations. As of December 31, 2024, PNM owned, or jointly owned, 3,444 miles of electric transmission lines, 5,776 miles of distribution overhead lines, 6,179 miles of underground distribution lines (excluding street lighting), and 232 substations. PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private, and Native American lands. PNM owns and leases communication, office and other equipment, office space, vehicles, energy storage facilities, and real estate. PNM also owns service and office facilities throughout its service territory. See Note 8 for additional information concerning leases.

TNMP

TNMP’s facilities consist primarily of transmission and distribution facilities located in its service areas. TNMP also owns and leases vehicles, service facilities, and office locations throughout its service territory. As of December 31, 2024, TNMP owned 1,022 miles of overhead electric transmission lines, 7,348 miles of overhead distribution lines, 1,576 miles of underground distribution lines, and 107 substations. Substantially all of TNMP’s property is pledged to secure its first mortgage bonds. See Note 7.

ITEM 3.LEGAL PROCEEDINGS

See Note 16 and Note 17 for information related to the following matters for TXNM, PNM, and TNMP, incorporated in this item by reference.

Note 16

•Cooling Water Intake Structures
•Santa Fe Generating Station

Note 17

•PNM – 2025 Rate Change
•PNM – 2024 Rate Request
•PNM – Integrated Resource Plan
•PNM – 2028 Resource Application
•PNM – Community Solar Act
•TNMP – System Resiliency Plan
•TNMP – Transmission Cost of Service Rates
•TNMP – Periodic Distribution Rate Adjustment

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

SUPPLEMENTAL ITEM – INFORMATION ABOUT EXECUTIVE OFFICERS OF TXNM ENERGY, INC.
All officers are elected annually by the Board of TXNM. Executive officers, their ages as of February 14, 2025 and offices held for the past five years are as follows:

Name	Age	Office	Initial Effective Date
P. K. Collawn	66	Chairman and Chief Executive Officer	May 2022
		Chairman, President, and Chief Executive Officer	January 2012
J. D. Tarry	54	President and Chief Operating Officer	May 2022
		Senior Vice President and Chief Financial Officer	January 2020
		Vice President, Controller and Treasurer	September 2018
E. A. Eden	59	Senior Vice President and Chief Financial Officer	April 2024
		Senior Vice President, Chief Financial Officer and Treasurer	May 2022
		Vice President and Treasurer	February 2021
		Vice President and Chief Information Officer	January 2020
		Vice President, Human Resources	April 2018
B. G. Iverson	62	General Counsel, Senior Vice President Regulatory and Public Policy, and Corporate Secretary	September 2024
		Senior Vice President, General Counsel and Chief Compliance Officer at Black Hills Corporation	April 2016

PART II

ITEM 5.MARKET FOR TXNM’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

TXNM’s common stock is traded on the New York Stock Exchange under the symbol “TXNM”.
Dividends on TXNM’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.3875 per share in July 2024 and $0.3675 per share in August 2023. The Board declared dividends on common stock considered to be for the third quarter of $0.3875 per share in September 2024 and $0.3675 per share in September 2023. In December 2024, the Board increased the quarterly dividend from $0.3875 to $0.4075 per share. In December 2023, the Board increased the quarterly dividend from $0.3675 to $0.3875 per share. TXNM targets a long-term dividend payout ratio of 5% of ongoing earnings per share growth, which is a non-GAAP financial measure, that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. TXNM uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.
On August 2, 2024, TXNM increased the number of authorized shares of its common stock from 120,000,000 to 200,000,000.
On February 14, 2025, there were 6,662 holders of record of TXNM’s common stock. There have been no issuer purchases of equity securities.

All of PNM’s and TNMP’s common stock is owned by TXNM and is not listed for trading on any stock exchange. See Note 6 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Preferred Stock

As of December 31, 2024, PNM has 115,293 shares of cumulative preferred stock outstanding. PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2024 and 2023. TXNM and TNMP do not have any preferred stock outstanding.

Sales of Unregistered Securities

None.

ITEM 6.    [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for TXNM is presented on a combined basis, including certain information applicable to PNM and TNMP. This report uses the term “Company” when discussing matters of common applicability to TXNM, PNM, and TNMP. The MD&A for PNM and TNMP is presented as permitted by Form 10-K General Instruction I (2) as amended by the FAST Act. For additional information related to the earliest of the two years presented please refer to the Company’s 2023 Annual Report on Form 10-K. A reference to a “Note” in this Item 7 refers to the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, unless otherwise specified. Certain of the tables below may not appear visually accurate due to rounding.

MD&A FOR TXNM
EXECUTIVE SUMMARY
Overview

TXNM, formerly PNMR, is a holding company with two regulated electric utilities, PNM and TNMP, serving approximately 834,000 residential, commercial, and industrial customers New Mexico and Texas. PNMR was incorporated in the State of New Mexico in 2000 before it amended its Articles of Incorporation and changed its name to TXNM in 2024. Its common stock trades on the New York Stock Exchange under the symbol TXNM.

Recent Developments

System Resiliency Plan (“SRP”)

In 2023, the Texas Legislature enacted HB 2555, permitting an electric utility to seek approval of, and cost recovery for, a system resiliency plan. On August 28, 2024, TNMP filed its first SRP with the PUCT designed to benefit customers through enhanced resiliency of its distribution system, as intended under HB 2555. The SRP includes approximately $600 million of capital investments and approximately $151 million of other related costs over three years. Investments in the SRP are prioritized based on customer benefit, physical protection of infrastructure, foundational investments in operational and cybersecurity technologies and wildfire risk reduction and are focused on lower-performing areas in the context of reliability. The SRP is subject to PUCT approval over 180 days as stated in Texas legislation.

On December 11, 2024, TNMP filed an unopposed settlement with the PUCT. The settlement includes $565.8 million of capital investments over 2025 through 2027, reflecting 94% of TNMP’s proposed plan investments. The settlement also encompasses $128.2 million of operations and maintenance expenses associated with several programs, including vegetation management and wildfire mitigation.

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

On November 26, 2024, PNM filed its unopposed comprehensive stipulation with the NMPRC. Key components include an increase of $105.0 million in retail revenues with the first phase effective July 1, 2025, and the second phase effective April 1, 2026, reflecting an ROE of 9.45%.

Vision, Values and Business Objectives

TXNM’s vision is to create a clean and bright energy future while fulfilling its purpose to work together with customers and communities to meet their energy needs. TXNM’s core values of Safety, Caring and Integrity are the foundation for the Company’s business objectives focused on safety excellence and customer satisfaction, including reliability. To reach these objectives, the Company is committed to:

•Preparing our workforce with the knowledge and skills to thrive in a customer-focused world
•Purposefully delivering an intentional customer experience that exceeds our evolving customer and stakeholder expectations
•Enabling an environmentally sustainable future and deploying technologically advanced solutions that empower and benefit customers
•Demonstrating the relationship between customer excellence and our dedicated focus on financial strength
Meeting the business objectives above will drive key financial results:

•Earning authorized returns on regulated businesses
•Delivering at or above industry-average long-term earnings growth, with a dividend payout ratio between 50 and 60 percent of earnings
•Maintaining investment grade credit ratings

Business Focus

To achieve its business objectives, focus is directed in key areas: Safe, Reliable and Affordable Power; Utility Plant Investments; Superior Customer Experience; Environmentally Responsible Power; and Stakeholder and Community Engagement. The Company works closely with its stakeholders to ensure that resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities. Equally important is the focus of TXNM’s utilities on customer satisfaction and community engagement.

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

PNM participates in the EIM, a real-time wholesale energy trading market operated by the CAISO, that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. The NMPRC approved collection of PNM’s regulatory asset to recover the initial capital investments and implementation and ongoing costs necessary to participate in the EIM in the 2024 Rate Change final order. PNM passes the cost savings through to customers under PNM’s FPPAC. PNM also plans to join the EDAM, which is a voluntary day-ahead regional market that expands on CAISO’s EIM market, as early as 2027.

PNM joined the WRAP in April 2023 to bolster PNM’s preparations for times of critical need. WRAP is a first-of-its-kind program in the West that adds a region-wide coordination between power providers for assessing and addressing resource adequacy. This step helps ensure regional resource availability is visible and coordinated in the event PNM customers are critically impacted by a resource emergency. WRAP is currently in the non-binding phases of the program, which is expected to continue through the summer of 2027.

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

On June 6, 2024, TNMP filed its WMP with the PUCT in response to recent wildfire events impacting the electric utility industry and the customers it serves. TNMP’s WMP establishes a wildfire risk awareness and mitigation strategy that becomes part of a fire safe culture across the Company. The WMP increases grid awareness and serves as a blueprint to help reduce the risk of the accidental ignition of wildfires. The WMP also provides new strategies, technologies, and operating guidelines to enhance grid resiliency and public safety.

Utility Plant Investments

During the 2023 and 2024 periods, PNM and TNMP together invested $2.3 billion in utility plant, including transmission and distribution systems, substations, power plants, and nuclear fuel. Investment plans emphasize new investments in transmission and distribution infrastructure to support growing demand with grid reliability and resilience and to deliver clean energy. The Company has been improving the diversification of its rate base among regulatory jurisdictions, moving TNMP and FERC transmission rate base to over half of the consolidated rate base.

Investments at TNMP support the continued high growth across each region of its service territory. Economic growth across Texas continues to push the demands on TNMP’s system to new levels, including a new system peak in December 2024. Additionally, the Texas legislature in 2023 passed a series of bills aimed at encouraging investments to enhance grid reliability and resilience. The PUCT has developed, and continues to develop, rules associated with the new legislation. TNMP will submit filings for investments and recovery in accordance with these new rules in addition to the existing rate recovery mechanisms.

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

Superior Customer Experience

The Company strives to deliver a superior customer experience. With reliability being the primary role of a transmission and distribution service provider in Texas’ deregulated market, TNMP continues to focus on keeping end-users updated about interruptions and to encourage consumer preparation when severe weather is forecasted. In 2024, TNMP made significant strides in improving customer satisfaction related to power outages by providing a more user-friendly experience on TNMP’s outage map information system, making it easier for customers to access real-time outage information. In addition, TNMP introduced a new system that allows customers to receive outage alerts through multiple communication channels to enhance transparency and to ensure customers stay informed during outages. In September 2024, TNMP sent employees to assist in restoring power to those communities impacted by Hurricane Helene and in January 2025 TNMP was announced as an Edison Electric Institute (“EEI”), an association representing all US investor-owned electric companies, Emergency Response Award recipient. The Emergency Response Awards recognize recovery and assistance efforts of electric companies following service disruptions caused by extreme weather or other natural events.

In 2024, PNM continues in-person engagements with residential and business customers through customer advisory councils. These engagements have helped PNM to build and improve customer relationships and have provided PNM with valuable customer insights to gauge customer interest levels towards programs and services to be highly customer centric. Additionally, PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced digital payment options, strategic customer outreach, and improved communications. These efforts are supported by market research to understand the varying needs of customers, identifying and establishing valued services and programs, and proactively communicating and engaging with customers. In 2024, PNM and the broader electric utility industry continued to experience ongoing declines in customer satisfaction as measured by J.D. Power. Despite this industry-wide trend, PNM achieved modest improvements in its overall JD Power performance ranking among investor-owned utilities. These gains reflect PNM’s focused efforts to enhance the customer journey by addressing key pain points and delivering a more seamless experience.

PNM continues to focus on addressing energy affordability by promoting participation in utility programs among households with high energy burden to offset high bills. PNM has implemented efforts to increase participation in low-income energy efficiency programs, providing additional aid through the PNM Good Neighbor Fund, partnering with state agencies to make it easier to access funding, improving access to clean energy through expanded outreach and communication, and the implementation of low-income transportation electrification programs. As a result of these communication efforts, 3,665 families in need have received emergency assistance through the PNM Good Neighbor Fund for the year ended December 31, 2024.

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

PNM has a Chief Sustainability Officer responsible for developing and implementing the Company’s business strategy and positions on environmental and sustainability policy issues and is charged with establishing organization-wide policies, strategies, goals, objectives and programs that advance sustainability and ensure compliance with regulations. The role serves as the Company’s primary contact with various regulatory agencies and stakeholder groups on environmental matters. In addition, the role leads environmental justice work that considers environmental and social impacts of PNM programs and projects on affected communities.

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

PNM has announced an agreement partnering with Sandia National Laboratories in research and development projects focused on energy resiliency, clean energy, and national security. The partnership demonstrates TXNM’s commitment to sustainability and its support of projects that further its carbon-free generation goals and plans for a reliable, resilient, and secure grid to deliver New Mexico’s clean energy future. PNM also joined the Electric Power Research Institute (“EPRI”) Climate READi (Resilience and Adaptation) Initiative, a three-year initiative to develop a comprehensive and consistent approach to physical climate risk and facilitate the analysis and application of appropriate climate data among all stakeholders to enhance the planning, design and operation of a resilient power system. In addition, PNM’s Time-of-Day pilot approved in the 2024 Rate Change final order incentivizes customers, through price signals, to use energy during the day when renewable generation is abundant.

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

In October 2024, PNM was selected for two grants from the DOE. The first grant supports the design, construction, and operation of a Virtual Power Plant (“VPP”) that will enable PNM to leverage small, intermittent energy resources on its distribution system to enhance grid management. The second grant was in the Advanced Reliability and Resiliency Operations for Wind and Solar (“ARROWS”) program, in which GridBeyond Ltd, as principal grantee, will receive $3.9 million in DOE funding and PNM will provide the in-kind, $3.9 million local match. The program aims to demonstrate the provision of grid services from utility-owned solar and storage assets using GridBeyond Ltd artificial intelligence (“AI”) powered distributed energy resource management system technology. The AI-powered system will be used to forecast, optimize, and control resources such as wind, solar, and batteries on PNM’s power grid in real-time, and enable GridBeyond Ltd and other partners to collect, analyze, and quantify the overall energy savings that PNM is able to provide with these resources.

PNM also participates in various grants including a joint submission with Sandia National Laboratories on a project application to DOE for the Flexible and Innovative Transformer Technologies program, where PNM is anticipating matching expected costs incurred by Sandia National Laboratories of $0.4 million, and a $2.0 million grant awarded to the National Renewable Energy Laboratory through DOE, for a project called Protection of Inverter Dependent Transmission Systems.

The Inflation Reduction Act of 2022 (the “IRA”) provides benefits for TXNM and its customers by extending and enhancing clean energy incentives such as the investment tax credit and production tax credit. As the Company continues its transition away from carbon emitting sources, these credits reduce the cost of renewable investments. In addition, the IRA includes a new production tax credit for existing nuclear facilities that may create an added benefit for PNM’s ownership in the carbon-free PVNGS. Other IRA provisions encourage transportation electrification with new electric vehicle credits and added incentives for vehicle charging infrastructure.

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

To demonstrate TXNM’s commitment to increase the electrification of vehicles in its service territory, PNM implemented its first TEP in 2022 and received approval of its 2024-2026 TEP in 2024. PNM has launched new transportation electrification offerings that supports customer adoption of electric vehicles by addressing barriers to adoption. PNM’s TEP program budget provides financial support to residential and non-residential customers towards the purchase of EV chargers and/or site make-ready costs, as well as customer education and outreach on EV-specific electricity rates to encourage charging during off-peak periods. More than 25% of the program budget is dedicated to low- and moderate-income customers to plan for an equitable transition to an electrified transportation sector.

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

Renewable Energy and Energy Storage
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements in service as of December 31, 2024, have a total net generation capacity of 2,779 MW. In addition to PNM’s owned and third-party contracted solar facilities, PNM also has a customer distributed solar generation program that represented 308.5 MW at December 31, 2024. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resource plans have a generation capacity of 910 MW and are expected to be in service by summer of 2026. This includes approximately 310 MW of capacity under the Community Solar Act which will allow PNM to provide customers the option of accessing solar energy. In addition, PNM has filed an application with the NMPRC seeking approval of resources to be available for the 2028 summer peak, which are necessary for PNM to meet forecasted peak load requirements to serve its customers and to continue progress towards a carbon-free generating portfolio. For additional discussion of the ETA, the 2026 Resource Application, and the 2028 Resource Application see Notes 16 and 17.
PNM will continue to procure renewable resources while balancing the impact to customers’ electricity costs in order to meet New Mexico’s escalating RPS and carbon-free resource requirements.
Energy Efficiency

Energy efficiency plays a significant role in helping to keep customers’ electricity costs low while meeting their energy needs and is one of the Company’s approaches to supporting environmentally responsible power. PNM’s and TNMP’s energy efficiency and load management portfolios continue to achieve robust results. In 2024, incremental energy saved as a result of new participation in PNM’s portfolio of energy efficiency programs is estimated to be 86 GWh. This is equivalent to the annual consumption of approximately 11,891 homes in PNM’s service territory. PNM’s load management and annual energy efficiency programs also help lower peak demand requirements. In 2024, TNMP’s incremental energy saved as a result of new participation in TNMP’s energy efficiency programs is estimated to be approximately 16 GWh. This is equivalent to the annual consumption of approximately 2,211 homes’ electricity use in TNMP’s service territory using a national average avoided emissions rate. TNMP’s high-performance homes residential new construction energy efficiency program has earned the Energy Star Partner of the Year award for 8 years, including 6 years receiving the Sustained Excellence Award, recognizing long-term commitment to fighting climate change and protecting public health through energy efficiency. For information on PNM’s and TNMP’s energy efficiency filing with the NMPRC and PUCT see Note 17.

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

In addition to the above areas of focus, the Company is working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. In 2024, 21 of the Company’s 22 facilities met or exceeded the solid waste diversion goal of a 65% diversion rate. The Company expects to continue to do well in this area in the future.

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

TXNM has a long tradition of supporting the communities that it serves in New Mexico and Texas and is committed to fostering positive relationships with stakeholders. During the three years ended December 31, 2024, corporate giving contributed $9.0 million to civic, educational, environmental, tribal communities, low income, and economic development organizations. Additionally, the PNM Resources Foundation (the “Foundation”) has provided an annual average of $1.3 million in grant funding over the past three years across New Mexico and Texas. Throughout 2024, the Foundation has focused on grants for nontraditional pathways to education and grants for the environment. These grants help nonprofits innovate or sustain programs to grow and develop their mission, develop and implement environmental programs, and provide educational opportunities. The Foundation continues to expand its matching and volunteer grant programs and the annual amount of matching donations available to each of its employees. The Foundation has also approved an increase to the amount awarded to employees, through the employee crisis management fund, who have been affected by the wildfires, floods and hurricanes. In response to the South Fork and Salt wildfires that have caused devastation in the Ruidoso and Mescalero Apache Tribe communities, PNM and the Foundation have donated to the Ruidoso Fire Emergency Action Fund, hosted by the Community Foundation of Southern New Mexico and to the Mescalero Apache Tribe Tribal Relief Fund. PNM is also collaborating with community foundations to help support the effort and direct funds where they are most needed. To support our team members impacted by Hurricane Beryl, the Foundation has increased the employee crisis fund, which is available to help our employees with financial support for catastrophic emergencies and basic living needs during times of crises.

TXNM recognizes its responsibility to support programs and organizations that enrich the quality of life across its service territories and seeks opportunities to further demonstrate its commitment in these areas as needs arise. In response to community needs, TXNM partners with other corporate funders to support nonprofits and small businesses. TXNM also collaborates on community projects, low-income customer assistance programs, and employee volunteerism.

PNM stands out as one of the few investor-owned utilities dedicated to operating a tribal relations office, which is focused on serving and collaborating with 18 of the 23 sovereign nations in New Mexico and the Southwest. PNM created the Navajo Nation Workforce Training Scholarship Program to provide support for Navajo tribal members and to encourage the pursuit of education and training in existing and emerging jobs in the communities in which they live. PNM has invested in paid summer college engineering internship programs for American Indian students available in the greater Albuquerque area, established the PNM Pueblo Education Scholarship and Endowment to invest in higher education for Native American Indian students, and supported the development of an entrepreneur complex located in Albuquerque and operated by the Indian Pueblo Cultural Center. PNM continues to partner with the Navajo Nation in the Light up Navajo project, piloted in 2019 and modeled as a mutual aid project to connect Navajo homes without electricity to the power grid. PNM is one of 44 utilities across 16 states to participate in improving the quality of life for families by bringing electricity to over 700 homes since inception of the project. PNM has also partnered with New Mexico universities to enhance intern programs and developed a business coalition model to drive economic development through intern partnerships. PNM continues to partner with key nonprofit organizations to initiate funding and action for programs focused on diversity, equity and inclusion.

Employee volunteers are the lifeblood of a healthy corporate culture. Community giving through volunteers’ time and effort is at the heart of employee engagement. Throughout 2024, the Company held large-scale volunteer events, working alongside nonprofits, schools, and vulnerable communities throughout New Mexico and Texas. More than 600 employees in both states participated in the annual “Day of Service”, a workday event encouraging employee volunteerism and serving more than 50 organizations. Throughout the year, employees volunteer their time generously through independent volunteer activities and board participation. Employees strengthen community resilience by giving more than 6,000 volunteer hours each year to support the health, safety, and well-being of diverse communities.

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

State Regulation and Legislation

TNMP

In the 2023 Texas Legislative session several bills were passed to support utility reliability and resiliency by encouraging and protecting utility infrastructure investments. Amongst the bills passed was DCRF legislation that adds a second filing per year and shortens the regulatory timeframe for the proceedings. Under the new legislation, TNMP filed its SRP in August 2024 and has filed an unopposed settlement with the PUCT. In addition, there is a bill related to temporary mobile generation which are power generating resources that can be positioned to temporarily provide electricity to consumers during an emergency. In December 2024, the PUCT adopted rules to protect consumers by introducing new requirements for utilities that lease and deploy mobile generation facilities. Another bill directs ERCOT to develop reliability plans for the Permian Basin which could result in the need for additional investments in the West Texas service territory. Additionally, the Damaging Critical Infrastructure Bill helps protect TNMP’s investments in response to criminal offenses damaging critical infrastructure facilities. These pieces of legislation demonstrate that Texas continues to encourage utility investment and prioritizes timely rate recovery. TNMP will look to prioritize investments aligned with these measures that improve the quality of service for current and future customers.

The regulatory framework in Texas strongly encourages investments into the grid by providing timely recovery through rate mechanisms outside of general rate cases. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs. TNMP also has approximately 277,000 advanced meters across its service territory, the costs of which are being recovered through base rates.

PNM

The Energy Transition Act (“ETA”)

The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also allows for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue Securitized Bonds related to the retirement of certain coal-fired generating facilities to qualified investors. See additional discussion of the ETA in Notes 16 and 17 and the issuance of the ETBC I Securitized Bonds in Note 7.

Grid Modernization Plan

On October 17, 2024, the NMPRC issued a final order approving PNM’s Grid Modernization Plan which will improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit from the electricity grid consistent with the Grid Modernization Statute. PNM’s plan to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. The approved plan includes grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The approved Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated with the investments included in the Grid Modernization Plan. See Note 17.

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

On December 30, 2024, PNM issued its 2029-2032 RFP for at least 900 MW of new energy resources to come online between 2029 and 2032, with at least 500 MW needed by 2030. The RFP is consistent with the needs identified in PNM’s 2023 IRP, which identified a range of 900 to 2,900 MW of new capacity needed by 2032, depending on the type of resources selected. The 2029-2032 RFP is anticipated to identify potential replacement resources for PNM’s current natural gas generation capacity as well as PNM’s ownership interest in Four Corners. See Note 17.

2028 Resource Application

On November 22, 2024, PNM filed an application with the NMPRC seeking approval of ESAs, a PPA, and a CCN for system resources in 2028 to be available to meet summer 2028 customer needs.
PNM is requesting approval of:

•Two 150 MW ESAs
•A 167 MW PPA for the Valencia power plant through 2039
•A CCN for a 100 MW solar facility and a 30 MW battery, to be PNM-owned and located in San Juan County. The request provides the opportunity to increase the 30 MW battery by an additional 20 MW

PNM Rate Riders and other

The NMPRC has approved PNM recovering fuel costs through the FPPAC, as well as rate riders for renewable energy, energy efficiency, and the TEP. These mechanisms allow for more timely recovery of investments. See Note 17.

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
Delivering At or Above Industry-Average Long-Term Earnings Growth

TXNM’s financial objective to deliver at or above industry-average long-term earnings growth enables investors to realize the value of their investment in the Company’s business. Earnings growth is based on ongoing earnings, which is a non-GAAP financial measure that excludes from GAAP earnings certain non-recurring, infrequent, and other items that are not indicative of fundamental changes in the earnings capacity of the Company’s operations. TXNM uses ongoing earnings to evaluate the operations of the Company and to establish goals, including those used for certain aspects of incentive compensation, for management and employees.

TXNM targets a dividend payout ratio in the 50% to 60% range of its ongoing earnings. The Board will continue to evaluate the dividend on an annual basis, considering sustainability and growth, capital planning, and industry standards. The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
December 2023	5.4%
December 2024	5.2

Maintaining Investment Grade Credit Ratings

The Company is committed to maintaining investment grade issuer credit ratings in order to reduce the cost of debt financing and to help ensure access to credit markets, when required. On January 15, 2024, S&P revised TXNM, PNM, and TNMP’s outlook to stable from positive. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for TXNM, PNM, and TNMP. All of the credit ratings issued by both Moody’s and S&P on the Company’s senior debt continue to be investment grade.

Economic Factors

TNMP – In 2024, TNMP experienced an increase in volumetric weather normalized retail load of 1.8% compared to 2023. Weather normalized demand-based load, excluding retail transmission and data center consumers, increased 2.4% in 2024 compared to 2023. Data center load, including distribution and transmission, has increased 13.7% in 2024 compared to 2023.

PNM – In 2024, PNM experienced an increase in weather normalized residential load of 1.5% and its weather normalized commercial load was flat compared to 2023. In addition, PNM experienced an increase in industrial load of 12.5% compared to 2023.

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

Results of Operations

Net earnings attributable to TXNM were $242.2 million, or $2.67 per diluted share in the year ended December 31, 2024 compared to $87.8 million, or $1.02 per diluted share in 2023. Among other things, earnings in the year ended December 31, 2024 benefited from rate relief approved in PNM’s 2024 Rate Change, higher transmission and distribution rates at TNMP, higher volumetric load at TNMP, higher weather normalized retail load at PNM, and increased performance on PNM’s NDT, coal mine reclamation and SJGS decommissioning investment securities. In addition, rate credits as a result of the SJGS abandonment settlement agreement and regulatory disallowances resulting from the 2024 Rate Change decreased earnings in 2023 compared to 2024. These increases were partially offset by regulatory disallowances related to San Juan and Four Corners Coal mine reclamation remeasurements in 2024, lower demand-based load at TNMP, lower transmission margin at PNM, higher employee related expenses at PNM and TNMP, increased depreciation and amortization approved in PNM’s 2024 Rate Change and increased plant in service at PNM and TNMP, capacity arrangements at PNM, milder weather at TNMP and PNM, and higher interest charges at PNM, TNMP and Corporate and Other. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

As of December 31, 2024, TXNM, PNM, and TNMP had revolving credit facilities with capacities of $300.0 million, $440.0 million, and $200.0 million. Total availability for TXNM on a consolidated basis was $460.7 million at February 14, 2025. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. TXNM also has intercompany loan agreements with each of its subsidiaries. For additional details regarding the Company’s revolving credit facilities, see Note 7.

TXNM projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $8.6 billion for 2025 - 2029. These construction expenditures include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives include investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Application and TNMP’s SRP.

As discussed in Note 7, in 2024, TXNM entered into a distribution agreement, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $300.0 million of its common stock, no par value, through sales agents under the TXNM 2024 ATM Program. During 2024, TXNM entered into forward sales agreements with third-party forward purchasers relating to the sale of 3.6 million shares of common stock, under the TXNM 2024 ATM Program. On December 30, 2024, TXNM physically settled 2.5 million shares under the TXNM 2024 ATM Program by issuing shares to the forward purchasers and receiving net proceeds of $99.4 million. Following this settlement, 1.1 million shares of TXNM’s common stock remain subject to future settlement under the TXNM 2024 ATM Program. See Note 7.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics and liquidity needs, the Company has entered into a number of other financing arrangements. For further discussion on these financing arrangements see Liquidity and Capital Resources discussion below as well as Note 7.

After considering the effects of these financings and the Company’s short-term liquidity position as of February 14, 2025, the Company has consolidated maturities of long-term and short-term debt aggregating $1.1 billion in the period from January 1, 2025 through February 28, 2026. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2025-2029 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of December 31, 2024 and February 14, 2025, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Also, refer to Disclosure Regarding Forward Looking Statements in Part I, Item 1 and to Risk Factors in Part I, Item 1A.

A summary of net earnings attributable to TXNM is as follows:

	Year Ended December 31,		Change
	2024	2023	2024/2023
	(In millions, except per share amounts)
Net earnings attributable to TXNM	$242.2	$87.8	$154.5
Average diluted common and common equivalent shares	90.6	86.4	4.2
Net earnings attributable to TXNM per diluted share	$2.67	$1.02	$1.65

The components of the changes in net earnings attributable to TXNM by segment are:

Change
2024/2023
(In millions)
TNMP	$8.6
PNM	156.0
Corporate and Other	(10.3)
Net change	$154.3

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

	Year Ended December 31,		Change
	2024	2023	2024/2023
	(In millions)

Gross margin	$280.1	$246.5	$33.6
Transmission and distribution costs	37.1	37.0	0.1
Depreciation and amortization	125.9	113.1	12.8
Utility margin	$443.0	$396.6	$46.4

The following table summarizes the operating results for TNMP:

	Year Ended December 31,		Change
	2024	2023	2024/2023
	(In millions)
Electric operating revenues	$592.1	$535.3	$56.8
Cost of energy	149.1	138.6	10.5
Utility margin	443.0	396.6	46.4
Operating expenses	136.2	133.4	2.8
Depreciation and amortization	125.9	113.1	12.8
Operating income	180.9	150.0	30.9
Other income (deductions)	8.7	8.4	0.3
Interest charges	(59.0)	(46.2)	(12.8)
Segment earnings before income taxes	130.6	112.2	18.4
Income (taxes)	(27.1)	(17.3)	(9.8)
Segment earnings	$103.5	$94.9	$8.6

The following table shows total GWh sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Year Ended December 31,		Percentage Change
	2024	2023	2024/2023
Volumetric load (1) (GWh)
Residential	3,202.0	3,248.4	(1.4)%
Commercial and other	47.2	48.9	(3.5)
Total volumetric load	3,249.2	3,297.3	(1.5)%
Demand-based load (2) (MW)	31,425.1	30,668.6	2.5%
Average retail consumers (thousands) (3)	277.0	272.1	1.8%
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

Operating results – 2024 compared to 2023

The following table summarizes the significant changes to gross margin:

Year Ended December 31, 2024
Change
Gross margin:	(In millions)

Utility Margin (see below)	$46.4
Depreciation and amortization (see below)	(12.8)
Lower vegetation management expenses partially offset by higher employee related expenses and outside services, excluding administrative costs	0.4
Other	(0.4)
Net Change	$33.6

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2024
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in May 2023, September 2023, March 2024, and September 2024	$21.2
Distribution rate relief – Distribution cost of service rate increases in September 2023, July 2024, and November 2024	14.1
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 1.8%; the average number of volumetric consumers increased 1.8%	2.2
Demand based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission customers decreased 1.2%	(1.7)
Leap Year - Increase in revenue due to additional day in 2024	0.3
Weather – Primarily due to warmer weather in the third quarter of 2023	(3.5)
Impact of fully amortized AMS charges	6.2
Deferral of excess deferred income tax benefits refunded through base rates	7.8
Rate riders and other – Impacts of rate riders, including the transmission cost recovery factor, energy efficiency rider, and rate case expense rider which are partially offset in operating expense and depreciation and amortization	(0.2)
Net Change	$46.4

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2024
Change
Operating expenses:	(In millions)

Lower vegetation management expenses partially offset by higher employee related expenses and outside services	$(1.0)
Higher property tax due to increased utility plant in service	3.2
Higher capitalization of administrative and general expenses due to higher construction expenditures	(5.5)
Higher allocated depreciation and amortization expense from Corporate and Other	3.5
Regulatory disallowance related to notice of violation settlement in 2023 (Note 17)	(1.2)
Higher insurance premiums primarily related to wildfire risk	3.3
Other	0.5
Net Change	$2.8

Depreciation and amortization:

Increased utility plant in service	$14.2
Other	(1.4)
Net Change	$12.8

Other income (deductions):

Higher CIAC	$0.7
Lower equity AFUDC	(0.3)
Other	(0.1)
Net Change	$0.3

Year Ended December 31, 2024
Change
Interest charges:	(In millions)

Issuance of first mortgage bonds in 2024	$(9.7)
Issuance of first mortgage bonds in 2023	(3.9)
Repayment of first mortgage bonds in 2024	1.7
Higher interest on transmission interconnection and security deposit arrangements	(1.3)
Higher interest on revolving short-term borrowings	(1.9)
Higher debt AFUDC	2.3
Net Change	$(12.8)

Income (taxes):

Higher segment earnings before income taxes	$(3.9)
Lower amortization of excess deferred income taxes	(6.1)
Other	0.2
Net Change	$(9.8)
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

	Year Ended December 31,		Change
	2024	2023	2024/2023
	(In millions)

Gross margin	$567.3	$409.4	$157.9
Energy production costs	93.7	91.6	2.1
Transmission and distribution costs	61.3	61.7	(0.4)
Depreciation and amortization	221.8	177.6	44.2
Utility margin	$944.2	$740.3	$203.9

The following table summarizes the operating results for PNM:

	Year Ended December 31,		Change
	2024	2023	2024/2023
	(In millions)
Electric operating revenues	$1,379.1	$1,403.9	$(24.8)
Cost of energy	434.9	663.6	(228.7)
Utility margin	944.2	740.3	203.9
Operating expenses	440.4	479.5	(39.1)
Depreciation and amortization	221.8	177.6	44.2
Operating income	282.0	83.2	198.8
Other income (deductions)	61.5	41.4	20.1
Interest charges	(106.0)	(86.6)	(19.4)
Segment earnings before income taxes	237.5	38.0	199.5
Income (taxes) benefits	(29.2)	16.8	(46.0)
Valencia non-controlling interest	(16.0)	(18.5)	2.5
Preferred stock dividend requirements	(0.5)	(0.5)	—
Segment earnings	$191.7	$35.7	$156.0

The following table shows GWh sales, including the impacts of weather, by customer class and average number of customers:

	Year Ended December 31,		Percent Change
	2024	2023	2024/2023
	(Gigawatt hours, except customers)
Residential	3,397.3	3,390.7	0.2%
Commercial	3,654.1	3,645.1	0.2
Industrial (1)	2,059.2	1,879.3	9.6
Public authority	215.6	215.5	—
Economy service (2)	548.4	536.5	2.2
Other sales for resale (3)	3,275.3	4,587.1	(28.6)
	13,149.9	14,254.2	(7.7)%
Average retail customer (thousands)	552.6	548.0	0.8%
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

Operating results – 2024 compared to 2023

The following table summarizes the significant changes to gross margin:

Year Ended December 31, 2024
Change
Gross margin:	(In millions)

Utility margin (see below)	$203.9
Depreciation and amortization (see below)	(44.2)
Higher plant maintenance costs for the remaining interests in PVNGS and Four Corners, offset by lower costs at gas fired plants and the disposition of the PVNGS Unit 2 Leased Interests	(0.8)
Higher employee related expenses offset by lower outside services, and vegetation management expenses, excluding administrative costs	(0.2)
Other	(0.8)
Net Change	$157.9

The following table summarizes the significant changes to utility margin:

Year Ended December 31, 2024
Change
Utility margin:	(In millions)

Retail customer usage/load –Weather normalized retail KWh sales increased 1.5% for residential customers and 12.5% for industrial customers	$20.9
Weather – Hotter weather in the third quarter of 2023 partially offset by milder weather in the remaining quarters of 2024	(6.7)
Leap Year - Increase in revenue due to additional day in 2024	1.9
Transmission – Decrease in revenues primarily due to lower market prices and lower volumes in 2024, partially offset by the FERC Order 864 settlement in 2023 and EPE refund in 2024	(13.3)
Rate relief – Increase in revenue approved in 2024 Rate Change	15.0
Capacity arrangements – Energy storage agreements starting in the third quarter of 2023, partially offset by purchase agreements in 2023 and sales agreements in 2024	(6.5)
Rate Credits – SJGS abandonment settlement agreement in 2023	128.7
2024 Rate Change – PVNGS Unit 1 Leased Interest regulatory liability in 2023	38.4
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions) and interest charges	25.5
Net Change	$203.9

The following tables summarize the primary drivers for operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2024
Change
Operating expenses:	(In millions)

Higher costs for the remaining interests in PVNGS, partially offset by lower plant maintenance and administrative costs at gas fired plants, Four Corners, and the disposition of the PVNGS Unit 2 Leased Interests	$2.0
Higher regulatory disallowances in 2023, primarily resulting from the 2024 Rate Change	(70.7)
Unrecoverable portion of San Juan & Four Corners Coal Mine reclamation remeasurements related to the capped surface mine liability in 2024	9.0
Higher allocated depreciation and amortization expense from Corporate and Other	8.3
Higher employee related expenses partially offset by lower outside services and vegetation management expenses	2.1
Higher capitalization of administrative and general expenses due to higher construction expenditures	(2.2)
Higher insurance premiums primarily related to wildfire risk	3.8
Higher costs associated with rate riders included in Utility margin	7.3
Other	1.3
Net Change	$(39.1)

Year Ended December 31, 2024
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$15.7
Amortization of regulatory assets approved in the 2024 Rate Change	10.4
Increase in depreciation approved in 2024 Rate Change	13.4
Amortization related to ETBC I Securitized Costs, offset in utility margin	4.1
Other	0.6
Net Change	$44.2

Other income (deductions):

Increased performance on investment securities in the NDT and coal mine reclamation trusts	$7.8
Lower interest income and higher trust expenses related to investment securities in the NDT, coal mine reclamation and SJGS decommissioning trusts	(4.2)
Higher equity AFUDC	3.2
Interest related to the NTEC agreement	4.4
Lower non-service post-retirement benefit costs	4.9
Higher interest income primarily related to transmission projects	1.6
Higher charitable contributions in 2023	2.0
Other	0.4
Net Change	$20.1

Interest charges:

Lower interest on term loans	$3.6
Higher interest related to remarketed PCRBs in June 2024	(2.1)
Higher interest related to remarketed PCRBs in June 2023	(1.5)
Issuance of SUNs in April 2023	(3.7)
Higher interest on transmission interconnection and security deposit arrangements	(1.6)
Interest related to ETBC I Securitized Bonds, offset in utility margin	(17.6)
Higher debt AFUDC	3.3
Other	0.2
Net Change	$(19.4)

Income (taxes):

Higher segment earnings before income taxes	$(51.3)
Higher amortization of federal excess deferred income taxes	6.5
Other	(1.2)
Net Change	$(46.0)

Corporate and Other
The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,		Change
	2024	2023	2024/2023
	(In millions)
Total revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(27.8)	(26.9)	(0.9)
Depreciation and amortization	37.2	28.7	8.5
Operating income (loss)	(9.4)	(1.9)	(7.5)
Other income (deductions)	(15.4)	(0.2)	(15.2)
Interest charges	(63.1)	(57.6)	(5.5)
Segment earnings (loss) before income taxes	(87.9)	(59.7)	(28.2)
Income (taxes) benefits	34.8	16.9	17.9
Segment earnings (loss)	$(53.1)	$(42.8)	$(10.3)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expenses includes an increase of $2.0 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense are offset in operating expenses as a result of allocation of these costs to other business segments.

Operating results – 2024 compared to 2023

The following tables summarize the primary drivers for other income (deductions), interest charges, and income taxes:

Year Ended December 31, 2024
Change
Other income (deductions):	(In millions)

Sale of NMRD equity method investment	$(15.1)
Lower equity method investment income due to sale of NMRD	(2.8)
Rent income allocated to business units	0.5
Lower charitable contributions	1.9
Other	0.3
Net Change	$(15.2)

Interest charges:

Issuance of the $550.0 million Convertible Notes	$(17.7)
Higher interest on short-term borrowings	(0.7)
Lower interest on term loans	12.7
Other	0.2
Net Change	$(5.5)

Income (taxes) benefits:

Higher segment loss before income taxes	$7.2
Investment tax credits related to the sale of NMRD	15.7
Income tax impact of non-deductible merger related costs	(2.4)
Lower investment tax credit amortization	(1.0)
Income tax valuation allowance	(1.3)
Other	(0.3)
Net Change	$17.9

LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows
The information concerning TXNM’s cash flows is summarized as follows:

	Year Ended December 31,		Change
	2024	2023	2024/2023
Net cash flows from:	(In millions)
Operating activities	$508.2	$551.2	$(43.0)
Investing activities	(1,174.4)	(1,088.4)	(86.0)
Financing activities	684.4	537.1	147.3
Net change in cash and cash equivalents	$18.1	$(0.1)	$18.3
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

Cash Flows from Investing Activities

The changes in TXNM’s cash flows from investing activities relate primarily to changes in utility plant additions. Cash flows from investing activities include purchases and sales of investment securities in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts as well as the sale of NMRD on February 27, 2024.

Major components of TXNM’s cash inflows and (outflows) from investing activities are shown below:

	Year Ended December 31,		Change
	2024	2023	2024/2023
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(126.4)	$(63.8)	$(62.6)
Renewables	(0.2)	—	(0.2)
Transmission and distribution	(538.8)	(485.0)	(53.8)
Nuclear fuel	(17.0)	(16.3)	(0.7)
	(682.4)	(565.1)	(117.3)
TNMP:
Transmission	(161.2)	(124.4)	(36.8)
Distribution	(380.4)	(340.0)	(40.4)
	(541.6)	(464.4)	(77.2)
Corporate and Other:
Computer hardware and software	(20.7)	(30.6)	9.9
General services, building, and other	(2.3)	(15.7)	13.4
	$(1,247.0)	$(1,075.8)	$(171.2)

Other Cash Flows from Investing Activities
Proceeds from sale of plant assets (Note 8)	$2.8	$32.7	$(29.9)
Proceeds from sales of investment securities	707.4	574.2	133.2
Purchases of investment securities	(756.8)	(593.2)	(163.6)
Proceeds from sale of NMRD	116.9	—	116.9
Investments in NMRD	(12.6)	(26.3)	13.7
Other, net	14.9	—	14.9
	$72.6	$(12.6)	$85.2

Net cash flows from investing activities	$(1,174.4)	$(1,088.4)	$(86.0)

Cash Flow from Financing Activities
The changes in TXNM’s cash flows from financing activities include:

•Short-term borrowings increased $347.4 million in 2024 compared to an increase of $29.9 million in 2023, resulting in a net increase in cash flows from financing activities of $317.5 million in 2024

•In 2024, TNMP issued $285.0 million aggregate principal amount of TNMP 2024 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility and $80.0 million of 4.03% TNMP FMBs, to fund capital expenditures, and for other corporate purposes
•In 2024, PNM entered into the PNM 2024 Term Loan for $200.0 million and used the proceeds to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for other corporate purposes
•In 2024, PNM remarketed $198.0 million of outstanding PCRBs to new investors
•In 2024, TXNM issued $550.0 million in Junior Subordinated Convertible Notes and used the proceeds to prepay $449.0 million of borrowings under the TXNM 2021 Delayed Draw Term Loan and $90.0 million of borrowings under the TXNM 2023 Term Loan, without penalty, and for other corporate purposes
•In 2024, TXNM physically settled forward sales of common stock under the TXNM 2024 ATM Program and received $98.6 million in net proceeds that were used to repay amounts borrowed under the TXNM Revolving Credit Facility.

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

In May 2024, TXNM entered into the TXNM 2024 ATM Program pursuant to which TXNM may sell, from time to time, up to an aggregate amount of $100.0 million of its common stock. In August 2024, subsequent to approval by shareholders to increase TXNM’s authorized shares, the Company increased the aggregate sales amount from $100.0 million to $300.0 million of its common stock, no par value, that may be sold under the TXNM 2024 ATM Program. Throughout 2024, TXNM entered into forward sale agreements with forward purchasers, for the sale of 3,563,592 shares of TXNM common stock. TXNM did not receive any proceeds upon the execution of this agreement and, except in certain specified circumstances, has the option to elect physical, cash, or net share settlement of the forward sale agreement on or before a date that is 12 months from the agreement effective dates. Refer to Note 7 for information regarding the initial forward sale price, the Company's settlement options and related accounting treatment. On December 30, 2024, TXNM physically settled forward purchases under the TXNM 2024 ATM Program for 2,458,951 shares, receiving $98.6 million in cash proceeds, and used those proceeds to repay borrowings under the TXNM Revolving Credit Facility. As of December 31, 2024, 1,104,641 shares remain unsettled under the 2024 Forward Sales Agreements.

On May 10, 2024, PNM entered into the PNM 2024 Term Loan. PNM used the proceeds of the PNM 2024 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2024 Term Loan bears interest at a variable rate, which was 5.40% at December 31, 2024, and must be repaid on or before November 10, 2025.

On June 10, 2024, TXNM issued $500.0 million aggregate principal amount of Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears on June 1 and December 1 and mature on June 1, 2054, unless earlier converted, redeemed, or repurchased in accordance with their terms. On June 21, 2024, TXNM issued an additional $50.0 million aggregate principal amount of the Convertible Notes, pursuant to an overallotment option granted by TXNM to the initial purchasers of the $500.0 million Convertible Notes. Proceeds from the Convertible Notes were used to prepay $449.0 million of borrowings under the TXNM 2021 Delayed Draw Term Loan and $90.0 million of borrowings under the TXNM 2023 Term Loan, without penalty, and for other corporate purposes. See Note 7 for details related to the conversion rate and conditions for such conversion.

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

On January 21, 2025, PNM entered into the PNM 2025 Term Loan. PNM used the proceeds of the PNM 2025 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2025 Term Loan bears interest at a variable rate and must be repaid on or before July 21, 2026.

On February 14, 2025, TNMP entered into an agreement (the “TNMP 2025 Bond Purchase Agreement”) with institutional investors for the sale of $140.0 million aggregate principal amount of its 5.19% TNMP first mortgage bonds (the “TNMP 2025 Bonds”) offered in private placement transactions. TNMP issued all $140.0 million at a 5.19% interest rate, due April 1, 2031. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes.

TXNM entered into multiple hedging arrangements, with maturity dates ranging from December 2024 through December 2025. In November 2024, TXNM unwound and settled the hedging agreements that were expected to mature on December 31, 2025, and on December 31, 2024, the remaining active hedging agreements matured. See Note 7 for the related effective dates and terms of each arrangement. All of these hedging agreements establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in TXNM’s credit rating. These hedge agreements were accounted for as cash flow hedges.

Capital Requirements
TXNM’s total capital requirements consist of construction expenditures, cash dividend requirements for TXNM common stock and PNM preferred stock.
Key activities in TXNM’s current construction program include:

•Investments in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements for 2025-2029 are:

	2025	2026-2029	Total
	(In millions)
Construction expenditures	$1,321.3	$6,513.0	$7,834.3
Dividends on TXNM common stock	151.0	611.3	762.3
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,472.8	$7,126.4	$8,599.2

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments included in PNM’s Grid Modernization Application and TNMP’s SRP. These investments provide for a more resilient, reliable, efficient, and decarbonized electric system. Not included in the table above are incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of TXNM to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to TXNM. See Note 6 for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the year ended December 31, 2024, TXNM met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $3.4 million and $3.5 million in scheduled principal payments due for the ETBC I Securitized Bonds in February and August 2025 which are funded by the energy transition charge billed to customers (Note 16). PNM also has $104.0 million and $250.0 million of SUNs that are due in May and August 2025 plus $200.0 million under the PNM 2024 Term Loan that is due in November 2025. TXNM has $51.0 million outstanding under the TXNM 2021 Delayed Draw Term Loan that matures in May 2025. See Note 7 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

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

Interest on long-term debt, excluding ETBC I Securitized Bonds

Interest accrues on long-term debt agreements, at fixed rates, with the passage of time, and is typically paid semi-annually in accordance with the terms of the debt agreement. Provided that these long-term debt agreements are not prepaid or refinanced before their expected maturities, payments of interest are expected to total $158.4 million in 2025, $296.7 million in 2026 and 2027, $269.6 million in 2028 and 2029, and $1.8 billion in 2030 and thereafter.

Scheduled payments on ETBC I Securitized Bonds

The ETBC I Securitized Bonds are subject to fixed, scheduled, principal and interest payment arrangements that are paid semi-annually in accordance with the terms of the agreement and are funded by the energy transition charge billed to customers. See Note 16. Principal payments are expected to total $6.9 million for 2025, $15.0 million for 2026 and 2027, $16.8 million for 2028 and 2029, and $301.9 million for 2030 and thereafter. Interest payments are expected to total $19.8 million for 2025, $38.3 million for 2026 and 2027, $36.6 million for 2028 and 2029, and $204.9 million for 2030 and thereafter.

Transmission service arrangements

PNM owns transmission lines that are interconnected with other utilities in Arizona and Texas. PNM has executed long-term contracts with these other utilities to receive service for the transmission of energy owned by PNM utilizing the third-party transmission facilities. PNM generally receives transmission services, which are regulated by FERC, from a third-party through the other utilities’ OATT or a specific contract. PNM has reserved firm capacity on a long-term basis and is committed under the terms of the contracts. These contracted obligations total $14.4 million in 2025, $28.9 million in 2026 and 2027 and, $13.5 million in 2028 and 2029.

Technology outsourcing

The Company has other technology services under long-term contracts. The obligations under these contracts total $8.4 million for 2025 and $17.3 million for 2026 and 2027.

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

Information regarding the range of borrowings for each facility is as follows:

	Three Months Ended		Year Ended December 31
	December 31, 2024		2024		2023
Range of Borrowings	Low	High	Low	High	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$148.2	$323.8	$—	$323.8	$16.7	$200.8
PNM New Mexico Credit Facility	—	40.0	—	40.0	5.0	40.0
TNMP Revolving Credit Facility	99.9	158.3	11.2	158.3	9.8	100.0
TXNM Revolving Credit Facility	93.9	234.7	31.1	234.7	9.4	247.4

At December 31, 2024, the weighted average interest rates were 5.73% for the PNM Revolving Credit Facility, 5.81% for the PNM New Mexico Credit Facility, 5.37% for the TNMP Revolving Credit Facility, and 5.96% for the TXNM Revolving Credit Facility.
The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 7. The Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements and to balance its capital structure during the 2025 – 2029 period. This could include new debt and/or equity issuances. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. Market conditions, such as rising interest rates, may raise the cost of borrowing under the Company’s current and future liquidity arrangements or other variable debt. In addition, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.
    Currently, all of the credit ratings issued by both Moody’s and S&P on the Company’s senior debt are investment grade. As of December 31, 2024, Moody’s and S&P’s outlook is stable for all entities. Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that each rating is subject to revision or withdrawal at any time by the rating organization, and that each rating should be evaluated independently of any other rating.
As of February 14, 2025, ratings on the Company’s securities were as follows:

	TXNM	PNM	TNMP
S&P
Issuer rating	BBB	BBB	BBB+
Senior secured debt	*	*	A
Senior unsecured debt	BBB-	BBB	*
Junior subordinated debt	BB+	*	*
Preferred stock	*	BB+	*
Moody’s
Issuer rating	Baa3	Baa2	Baa1
Senior secured debt	*	*	A2
Senior unsecured debt	Baa3	Baa2	*
Junior subordinated debt	Ba1	*	*
* Not applicable

A summary of liquidity arrangements as of February 14, 2025, is as follows:

	PNM	TNMP	TXNM Separate	TXNM Consolidated
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$200.0	$300.0	$900.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	$440.0	$200.0	$300.0	$940.0
Amounts outstanding as of February 14, 2025:
Revolving Credit Facility	$184.3	$112.2	$144.7	$441.2
PNM New Mexico Credit Facility	35.0	—	—	35.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	219.3	112.2	147.8	479.3
Remaining availability as of February 14, 2025	$220.7	$87.8	$152.2	$460.7
Invested cash as of February 14, 2025	$—	$—	$0.9	$0.9
In addition to the above, TXNM has $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of February 14, 2025, neither PNM nor TNMP had any intercompany borrowings outstanding from TXNM. As of February 14, 2025, TXNM had $1.5 million in intercompany borrowings outstanding from PNMR Development. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
TXNM has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires in March 2025, and at or prior to such time, TXNM expects to file a new automatic shelf registration statement. PNM has a shelf registration statement for up to $650.0 million of SUNs that expires in May 2026.
Off-Balance Sheet Arrangements
TXNM has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
The TXNM Revolving Credit Facility, PNM Revolving Credit Facility, PNM New Mexico Credit Facility, and the TNMP Revolving Credit Facility contain “ratings triggers,” for pricing purposes only. If TXNM, PNM, or TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost. The TXNM facility requires that TXNM is to maintain a debt-to-capitalization ratio of less than or equal to 70%. The debt-to-capitalization ratio requirement remains at less than or equal to 65% for the PNM and TNMP facilities. If these ratios were exceeded, the entity could be required to repay all borrowings under its facility, be prevented from borrowing on the unused capacity under the facility and be required to provide collateral for all outstanding letters of credit issued under the facility.
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

	December 31,
TXNM	2024	2023
TXNM common equity	33.9%	34.1%
Preferred stock of subsidiary	0.2	0.2
Long-term debt [1]	65.9	65.7
Total capitalization	100.0%	100.0%
PNM
PNM common equity	46.4%	46.2%
Preferred stock	0.2	0.3
Long-term debt	53.4	53.5
Total capitalization	100.0%	100.0%
TNMP
Common equity	48.3%	49.5%
Long-term debt	51.7	50.5
Total capitalization	100.0%	100.0%
1 TXNM’s long-term debt as of December 31, 2024 includes Convertible Notes (Note 7), which receive 50% equity credit from ratings organizations.

OTHER ISSUES FACING THE COMPANY
Climate Change Issues

Background

For the past several years, management has identified multiple risks and opportunities related to climate change, including the impacts of severe weather events, potential environmental regulation, technological innovation, and availability of fuel and water for operations, as among the most significant risks facing the Company. Accordingly, these risks are overseen by the Board in order to facilitate more integrated risk and strategy oversight and planning. Board oversight includes understanding the various challenges and opportunities presented by these risks, including the financial consequences that might result from enacted and potential federal and/or state regulation of GHG; plans to mitigate these risks; and the impacts these risks may have on the Company’s strategy. In addition, the Board approves certain procurements of grid modernization technologies and replacement resources.

Management is also responsible for assessing significant risks, developing and executing appropriate responses, and reporting to the Board on the status of risk activities. For example, management periodically updates the Board on the implementation of corporate environmental policy, and the Company’s environmental management systems, including the promotion of energy efficiency programs, and the use of renewable resources.  The Board is also informed of the Company’s practices and procedures to assess the impacts of operations on the environment. The Board considers issues associated with climate change, the Company’s GHG exposures, and the financial consequences that might result from enacted and potential federal and/or state regulation of GHG. Management has published, with Board oversight, a Climate Change Report available at https://www.txnmenergy.com/sustainability/environment/climate_change_report that details the Company’s efforts to transition to a carbon-free generating portfolio by 2040.

As part of management’s continuing effort to monitor climate-related risks and assess opportunities, the Company has advanced its understanding of climate change by participating in the “2 Degree Scenario” planning by participating in the Electric Power Research Institute (“EPRI”) Understanding Climate Scenarios & Goal Setting Activities program. The program focused on characterizing and analyzing the relationship of individual electric utility company’s carbon emissions and global temperature goals. Activities included analyzing the scientific understanding of global emissions pathways that are consistent with limiting global warming and providing insight to assist companies in developing approaches to climate scenario planning. As PNM expands its sustainability efforts, EPRI’s environmental and climate analysis programs have also been useful in gaining a better understanding of energy and environmental policy and regulations, advanced clean energy technologies, decarbonization trends and climate impacts. In 2022, PNM joined EPRI’s Climate READi program which is a strategic initiative convening a global collaborative of electric utilities, thought leaders, scientific researchers and other key stakeholders to strengthen the power sector’s collective approach to managing climate risk to the power system. The program is a three-year initiative, through work across three concurrent workstreams, and PNM will benefit from the development of a first-of-its-kind comprehensive framework for managing physical climate risk and investment prioritization that is expected to be published in Spring 2025.

The Company cannot anticipate or predict the potential long-term effects of climate change or climate change related regulation on its results of operations, financial position, or cash flows.

Greenhouse Gas Emissions Exposures

In 2024, GHG emissions associated with PNM’s interests in its fossil-fueled generating plants included approximately 1.5 million metric tons of CO2, which comprises the vast majority of PNM’s GHG emissions.

As of December 31, 2024, approximately 28% of PNM’s generating capacity, including resources owned, leased, under PPAs or ESAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG emissions. As PNM shifts its generation to cleaner energy resources, the Company’s output of GHG emissions continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG emissions.

PNM has several programs underway to reduce or offset GHG emissions from its generation resource portfolio, thereby reducing its exposure to climate change regulation. PNM shut down SJGS Units 2 and 3 as part of its strategy to address the regional haze requirements of the CAA. The shutdown of SJGS Units 2 and 3 resulted in a reduction of GHG emissions for the entire station of approximately 54% for 2018, reflecting a reduction of 32% of GHG emissions from the Company’s owned interests in SJGS, below 2005 levels. PNM shut down the remaining SJGS Units 1 and 4 on June 30, 2022, and September 30, 2022, respectively, resulting in additional reductions of GHG emissions. Retiring PNM’s share of SJGS in 2022 resulted in a GHG emissions reduction from 2021 levels of 67% of PNM’s GHG emissions based upon 2021 GHG emissions from generation.
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements in service as of December 31, 2024 have a total net generation capacity of 2,779 MW. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resource plans have a generation capacity of 910 MW and are expected to be in service by summer of 2026. This includes approximately 310 MW of capacity under the Community Solar Act which will allow PNM to provide customers the option of accessing solar energy. In addition, PNM has filed an application with the NMPRC seeking approval of resources to be available for the 2028 summer peak, which are necessary for PNM to meet forecasted peak load requirements to serve its customers and to continue progress towards a carbon-free generating portfolio. These estimates are subject to change due to underlying variables, including changes in PNM’s generation portfolio, supplier’s ability to meet contractual in-service dates and complex relationships between several factors. See additional discussion of these resources in Notes 16 and 17.

PNM also has a customer distributed solar generation program that represented 308.5 MW at December 31, 2024. PNM’s distributed solar programs will generate an estimated 617.0 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs were an estimated 8,227 GWh of electricity through 2024. Over the next 20 years, PNM projects energy efficiency and load management programs will provide the equivalent of approximately 12,900 GWh of electricity savings, which will avoid approximately 220,000 tons of CO2 based upon projected emissions from PNM’s portfolio of resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

Multiple states, utilities, and trade groups challenged both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources in separate cases, and the challengers successfully petitioned the US Supreme Court for a stay of the Clean Power Plan. However, before the DC Circuit could issue an opinion regarding either the Carbon Pollution Standards or the Clean Power Plan, President Trump took office in 2017, and his administration asked the court to hold both cases in abeyance while the rules were re-evaluated, which the court granted.

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

Numerous parties sought review by the US Supreme Court, and on June 30, 2022, the Court held that the “generation shifting” approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether Section 111 of the CAA only authorizes EPA to require measures that can be implemented entirely within the fence line at an individual source. Of broader significance in administrative law, the Court’s opinion expressly invoked the major questions doctrine, which requires rules involving issues of “vast economic or political significance” to be supported by clear statutory authorization. In cases where there is no clear statement of authority, courts need not defer to the agency’s statutory interpretation on “major questions.” The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agency’s authority may be limited based upon similar reasoning.

The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that reconsideration of the rule has concluded.

In 2023, EPA published in the Federal Register proposed regulatory actions under CAA sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule and finalized the rules on May 9, 2024. The final rules include revised new source performance standards under Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either Carbon Capture Storage (“CCS”) (long-term), natural gas co-firing

(medium-term), or exempt from the rule via early retirement. The standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). Over a dozen states, several industry groups, and some power companies and labor unions have filed challenges to the rule at the DC Circuit. The DC Circuit heard oral arguments on December 6, 2024 but, on February 5, 2024, the Department of Justice filed a motion asking the DC Circuit to hold the litigation in abeyance while new EPA leadership reviews the rule and decides how to proceed, which indicates the new Trump Administration may not defend the rule in court. On February 19, 2025, the DC Circuit granted EPA’s request for a 60-day abeyance of challenges to the rules.

On March 26, 2024, EPA announced it was opening a non-regulatory docket and issued framing questions to gather input about ways to design a stronger, more durable approach to GHG regulation of existing gas combustion turbines. The docket was open for public comment from March 26 to May 28, 2024 and the agency held a policy forum to bring shareholders together to share ideas with EPA and others. Under the new Trump Administration, the agency is unlikely to propose a rule based on this non-regulatory docket.

On January 20, 2025, President Trump signed an executive order entitled “Unleashing American Energy” directing all agencies, including EPA, to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. The order also disbands the Interagency Working Group on the Social Cost of Greenhouse Gases (“IWG”), eliminates the “social cost of carbon” from consideration in any Federal permitting or regulatory decision, and expressly directs EPA to submit joint recommendations on the legality and continuing applicability of the 2009 endangerment finding for greenhouse gases that currently provides the legal basis for EPA to regulate greenhouse gases under the Clean Air Act.

Federal Legislation

In 2022, President Biden signed the IRA providing nearly $370 billion in climate action over the next decade. The legislation is aimed at reducing carbon emissions by investing in a variety of efforts, including tax credits for renewables, energy storage, carbon capture, and electric vehicle sales. The future of the IRA is uncertain under the new Trump Administration, given the control of both house of Congress by the Republican Party led by President Trump, and no other Federal legislation on climate change is expected during this Congress.

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers.  The NMPRC requires that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the evolving nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  Although these prices may not reflect the costs that ultimately will be incurred, PNM is required to use these prices for purposes of its IRP.  PNM’s 2023 filing has a continued focus on a carbon-free energy system by 2040. The plan highlights the need for the significant sustained addition of resources over the next two decades, replacing retiring or expiring capacity, meeting concurrent load growth, while reducing the carbon intensity of PNM’s portfolio. See Note 17.

The ETA, among other things, requires that investor-owned utilities obtain specified percentages of their energy from renewable and carbon-free resources. The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. Under the ETA provisions, PNM will also be required to meet a generation emission standard of no more than 400 lbs. of CO2 per MWh beginning in 2023 and not more than 200 lbs. per MWh beginning in 2032. PNM takes this requirement into account in its resource planning and will manage compliance with the standards based upon existing generation resources and approved resource retirements and replacements. The ETA provides for a transition from fossil-fuel generating resources to renewable and other carbon-free resources by allowing investor-owned utilities to issue Securitized Bonds related to the retirement of coal-fired generating facilities to qualified investors. See additional discussion of the ETA in Note 16.

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

In 2020, the NMPRC approved PNM’s San Juan abandonment application and for the issuance of Securitized Bonds consistent with the requirements of the ETA and in 2023 PNM issued the ETBC I Securitized Bonds. PNM cannot predict the full impact of the ETA with respect to Four Corners. See additional discussion of PNM’s Four Corners Abandonment Application in Note 17.

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

In 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by approximately 200 parties, requires that countries submit INDCs. INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The U.S. INDC was part of an overall effort by the former administration to have the U.S. achieve economy-wide reductions of around 80% by 2050. The former administration’s GHG reduction target for the electric utility industry was a key element of its INDC and was based on EPA’s GHG regulations for new, existing, and modified and reconstructed sources at that time. Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016. In 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement. As a result of the President’s notice to the United Nations, the U.S. officially withdrew from the Paris Agreement on November 4, 2020. On January 20, 2021, President Biden signed an instrument that will allow the U.S. to rejoin the Paris Agreement on Climate Change. The instrument was deposited with the United Nations on January 21, 2021, and the U.S. officially became a party to the Agreement on February 19, 2021. On January 20, 2025, President Trump signed an executive order entitled “Putting America First in International Environmental Agreements,” directing the United States Ambassador to the United Nations to immediately submit formal written notification of the United States’ withdrawal from the Paris Agreement and any other agreement, pact, accord, or similar commitment made under the United Nations Framework Convention on Climate Change.

PNM has calculated GHG reductions that would result from scenarios that capture PNM’s retirement of its share of the SJGS in 2022 and assume exiting Four Corners in 2031 and PNM has set a goal to have a 100% carbon-free generating portfolio by 2040. While the Company has not conducted an independent 2 Degree Scenario analysis, our commitment to becoming 100% carbon-free by 2040 produces a carbon emissions reduction pathway that tracks within the ranges of climate scenario pathways that are consistent with limiting the global warming average to less than 2 degrees Celsius. In addition, as an investor-owned utility operating in the state of New Mexico, PNM is required to comply with the ETA, which requires utilities’ generating portfolio be 100% carbon-free by 2045. The requirements of the ETA and the Company’s goal compare favorably to the U.S. INDC of 50% to 52% carbon emissions reduction by 2030 and the Biden Administration’s goal of net-zero carbon emissions economy-wide by 2050. On April 1, 2020, the NMPRC approved PNM’s application to retire its share of SJGS in 2022. See Note 17.

PNM will continue to monitor the United States’ move to withdraw from the Paris Agreement and other parties’ involvement in these types of international accords, but the potential impact that such accords may have on the Company cannot be determined at this time.

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

Goodwill is evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill might be impaired. Impairment testing may be performed based on either a qualitative analysis or quantitative analysis. Note 19 contains information on the impairment testing performed by the Company on goodwill. For 2024, the Company utilized a quantitative analysis for the PNM reporting unit and a qualitative analysis for the TNMP reporting unit. No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2024. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. The annual testing was based on certain critical estimates and assumptions. Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.

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

Based on the analysis performed for the PNM and TNMP reporting units in 2024, the Company concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than their carrying value and determined that there was no impairment of goodwill. Although the Company believes all relevant factors were considered in the qualitative impairment analysis to reach the conclusion that goodwill is not impaired, significant changes in any one of the assumptions could produce a significantly different result potentially leading to the recording of an impairment that could have significant impacts on the results of operations and financial position of the Company.

Decommissioning and Reclamation Costs

PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Decommissioning costs are based on site-specific estimates, which are updated periodically and involve numerous judgments and assumptions, including estimates of future decommissioning costs at current price levels, inflation rates, and discount rates. Changes in these estimates could significantly impact TXNM’s and PNM’s financial position, results of operations, and cash flows. Nuclear decommissioning costs are based on estimates of the costs for removing all radioactive and other structures at PVNGS. AROs, including nuclear decommissioning costs, are discussed in Note 15. Nuclear decommissioning costs represent approximately 76% of PNM’s ARO liability. A 10% increase in the estimates of future decommissioning costs at current price levels would have increased the ARO liability by $15.0 million at December 31, 2024. PNM recognizes an expense and a corresponding liability for ultimate decommissioning of PVNGS. See Note 17 for information concerning NMPRC’s order to address the recovery of decommissioning costs in a future proceeding.

In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners and former owners are required to reimburse the mining companies for the cost of contemporaneous reclamation, as well as the costs for final reclamation of the coal mines.  The reclamation costs are based on periodic site-specific studies that estimate the costs to be incurred in the future and are dependent upon numerous assumptions, including estimates of future reclamation costs at current price levels, inflation rates, and discount rates. A 10% increase in the estimates of future reclamation costs at current price levels would have increased the mine reclamation liability by $16.8 million at December 31, 2024. PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs.  The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time. See Note 16 for discussion of reclamation costs.

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

The RMC’s responsibilities include:

• Establishing policies regarding risk tolerance levels and activities in each of the business segments
• Approving new types of derivatives entered into for marketing and hedging
• Reviewing and approving hedging risk activities
• Establishing policies regarding counterparty credit exposure and limits
• Authorizing and delegating transaction limits
• Reviewing and approving controls and procedures for derivative activities
• Reviewing and approving models and assumptions used to calculate mark-to-market and market risk exposure
• Proposing risk limits to the Board’s Finance Committee for its approval
• Reporting to the Board’s Audit and Finance Committees on these activities

To the extent an open position exists, fluctuating commodity prices, interest rates, equity prices, and economic conditions can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results, or financial position.

Commodity Risk

Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 9, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Consolidated Balance Sheets. During the years ended December 31, 2024 and 2023, the Company had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts that meet the definition of a derivative, are recorded at fair value on the Consolidated Balance Sheets. During the years ended December 31, 2024 and 2023, the effects of mark-to-market commodity derivative instruments had no impact to PNM’s net earnings and $6.6 million of fair value losses and $10.2 million of fair value gains have been recorded as a regulatory asset and a regulatory liability. All of the fair values as of December 31, 2024 were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by the end of 2025.

PNM may be exposed to changes in the market prices of electricity and natural gas for the positions in its wholesale portfolio not covered by the FPPAC. The Company manages risks associated with these market fluctuations by utilizing various commodity instruments that may qualify as derivatives, including futures, forwards, options, and swaps. PNM uses such instruments to hedge its exposure to changes in the market prices of electricity and natural gas. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC.

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

Schedule of Credit Risk Exposure
December 31, 2024

Rating (1)	Credit Risk Exposure (2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$3,993	1	$3,641
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	359	—	—
Non-investment grade	—	—	—
Total	$4,352		$3,641
(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At December 31, 2024, TXNM held zero of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of December 31, 2024 was $3.6 million.

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

At February 14, 2025, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
TXNM Revolving Credit Facility	5.91%	$144,700	$300,000
PNM Revolving Credit Facility	5.67	184,300	400,000
PNM New Mexico Credit Facility	5.66	35,000	40,000
TNMP Revolving Credit Facility	5.29	112,200	200,000
		$476,200	$940,000
Long-term Debt:
TXNM 2021 Delayed-Draw Term Loan	5.36%	$51,000
TXNM 2023 Term Loan	5.76	410,000
PNM 2024 Term Loan	5.31	200,000
PNM 2025 Term Loan	5.30	195,000
		$856,000

The investments held by PNM in trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits had an estimated fair value of $925.3 million at December 31, 2024, of which 18.5% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2024, the decrease in the fair value of the fixed-rate securities would be 5.5%, or $9.4 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $45.7 million at December 31, 2024, of which 47.5% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2024, the decrease in the fair value of the fixed-rate securities would be 5.1%, or $1.1 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation and trusts established for PNM’s and TNMP’s pension and post-employment benefits plans include certain equity securities at December 31, 2024. These equity securities expose PNM and TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 55.4% and 35.7% of the securities held by the various PNM and TNMP trusts as of December 31, 2024. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $51.2 million for PNM and $1.6 million for TNMP.

Alternatives Investment Risk

As of December 31, 2024, PNM and TNMP had 8.9% and 10.6% of its pension assets invested in the alternative asset class. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The hedge funds and private equity funds are limited partner structures that are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The general partner oversees the selection and monitoring of the underlying managers. The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund strategies include mezzanine financing, buy-outs, and venture capital. The real estate investments are commingled real estate portfolios that invest in a diversified portfolio of assets including commercial property and multi-family housing. The Company’s Corporate Investment Committee, assisted by its investment consultants, monitors the performance of the funds and general partner’s investments process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair values. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $8.2 million for PNM and $0.5 million for TNMP.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of TXNM Energy, Inc. and subsidiaries (“TXNM”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Management assessed the effectiveness of TXNM’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TXNM’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

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
Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2024.

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
Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2024.

/s/ Joseph D. Tarry
Joseph D. Tarry,
Chief Executive Officer

/s/ Elisabeth A. Eden
Elisabeth A. Eden,
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
TXNM Energy, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of TXNM Energy, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule I - Condensed Financial Information of Parent Company and Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
New York, New York
February 28, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Public Service Company of New Mexico:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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
New York, New York
February 28, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Texas‑New Mexico Power Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Texas-New Mexico Power Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, changes in common stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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
New York, New York
February 28, 2025

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)

Electric Operating Revenues	$1,971,199	$1,939,198	$2,249,555
Operating Expenses:
Cost of energy	583,984	802,261	987,941
Administrative and general	247,116	227,900	227,149
Energy production costs	93,748	91,610	147,347
Regulatory disallowances	8,980	71,923	832
Depreciation and amortization	384,925	319,503	304,853
Transmission and distribution costs	98,380	98,721	94,684
Taxes other than income taxes	100,580	95,940	92,989
Total operating expenses	1,517,713	1,707,858	1,855,795
Operating income	453,486	231,340	393,760
Other Income and Deductions:
Interest income	23,537	21,963	16,095
Gains (losses) on investment securities	26,851	19,246	(78,357)
Other income	28,621	24,204	21,601
Other (deductions)	(24,189)	(15,869)	(13,881)
Net other income and (deductions)	54,820	49,544	(54,542)
Interest Charges	228,066	190,355	127,908
Earnings before Income Taxes	280,240	90,529	211,310
Income Taxes (Benefits)	21,518	(16,350)	26,130
Net Earnings	258,722	106,879	185,180
(Earnings) Attributable to Valencia Non-controlling Interest	(16,040)	(18,533)	(15,122)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Net Earnings Attributable to TXNM	$242,154	$87,818	$169,530
Net Earnings Attributable to TXNM per Common Share:
Basic	$2.67	$1.02	$1.97
Diluted	$2.67	$1.02	$1.97
The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net Earnings	$258,722	$106,879	$185,180
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase (decrease) in unrealized holding gains arising during the period, net of income tax (expense) benefit of $225, $(2,928), and $490	(660)	8,601	(1,438)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $3,330, $1,828, and $972	(9,778)	(5,371)	(2,855)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $815, $(353), and $1,159	(2,395)	1,036	(3,406)
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(1,236), $(1,212), and $(1,804)	3,630	3,564	5,300
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $3,876, $3,933, and $(3,121)	(11,384)	(11,550)	9,164
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(2,629), $(2,359), and $299	7,719	6,928	(877)
Total Other Comprehensive Income (Loss)	(12,868)	3,208	5,888
Comprehensive Income	245,854	110,087	191,068
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(16,040)	(18,533)	(15,122)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Comprehensive Income Attributable to TXNM	$229,286	$91,026	$175,418
The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$258,722	$106,879	$185,180
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	423,010	353,692	341,123
Deferred income tax expense (benefit)	43,050	(13,509)	24,533
(Gain) on sale of NMRD	(4,449)	—	—
(Gains) losses on investment securities	(26,851)	(19,246)	78,357
Stock based compensation expense	9,480	7,190	7,825
Regulatory disallowances	8,980	71,923	832
Allowance for equity funds used during construction	(17,887)	(14,978)	(13,799)
Other, net	4,165	804	2,377
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(13,349)	53,229	(73,099)
Materials, supplies, and fuel stock	(33,804)	(31,301)	(8,528)
Other current assets	31,967	(52,225)	17,159
Other assets	(83,541)	(25,820)	5,002
Accounts payable	10,021	(33,536)	47,568
Accrued interest and taxes	5,114	17,526	9,205
Other current liabilities	(106,374)	125,580	(28,516)
Other liabilities	(94)	4,963	(27,935)
Net cash flows from operating activities	508,160	551,171	567,284
Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(1,247,041)	(1,075,812)	(912,557)
Proceeds from sale of plant assets (Note 8)	2,840	32,654	—
Proceeds from sales of investment securities	707,338	574,199	526,448
Purchases of investment securities	(756,805)	(593,241)	(564,912)
Proceeds from sale of NMRD	116,936	—	—
Investments in NMRD	(12,550)	(26,250)	—
Other, net	14,910	44	674
Net cash flows used in investing activities	(1,174,372)	(1,088,406)	(950,347)
The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$2,892,200	$2,358,900	$1,829,500
Revolving credit facilities repayments	(2,544,800)	(2,329,000)	(1,660,200)
Long-term borrowings	1,233,000	1,358,096	558,000
Repayment of long-term debt	(819,529)	(910,000)	(179,500)
Issuance of common stock	98,601	198,177	—
Awards of common stock	(8,460)	(9,646)	(7,980)
Dividends paid	(140,339)	(126,705)	(119,839)
Valencia’s transactions with its owner	(19,098)	(21,569)	(17,533)
Transmission interconnection and security deposit arrangements	92,272	49,807	96,550
Refunds paid under transmission interconnection and security deposit arrangements	(79,011)	(21,124)	(107,397)
Debt issuance costs and other, net	(20,482)	(9,836)	(5,564)
Net cash flows from financing activities	684,354	537,100	386,037

Change in Cash, Cash Equivalents, and Restricted Cash	18,142	(135)	2,974
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	3,943	4,078	1,104
Cash, Cash Equivalents, and Restricted Cash at End of Year	$22,085	$3,943	$4,078

Restricted Cash Included in Other Current Assets and Other Deferred Charges on Consolidated Balance Sheets:
At beginning of period	$1,728	$—	$—
At end of period	$17,587	$1,728	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$207,972	$155,273	$118,485
Income taxes paid (refunded), net	$(998)	$1,505	$(1,011)

Supplemental schedule of noncash investing and financing activities:
(Increase) decrease in accrued plant additions	$10,728	$(23,002)	$4,455
The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,498	$2,215
Accounts receivable, net of allowance for credit losses of $1,398 and $3,388	130,351	126,291
Unbilled revenues	69,176	64,072
Other receivables	37,236	76,509
Materials, supplies, and fuel stock	166,861	98,034
Regulatory assets	41,492	73,046
Prepaid assets	25,452	19,759
Income taxes receivable	7,684	6,697
Other current assets	16,086	8,920
Total current assets	498,836	475,543
Other Property and Investments:
Investment securities	475,524	444,408
Equity investment in NMRD	—	119,570
Other investments	259	171
Non-utility property, including financing leases	28,832	29,367
Total other property and investments	504,615	593,516
Utility Plant:
Plant in service, held for future use, and to be abandoned	10,697,774	9,701,180
Less accumulated depreciation and amortization	2,829,296	2,755,823
	7,868,478	6,945,357
Construction work in progress	495,976	589,834
Nuclear fuel, net of accumulated amortization of $28,245 and $35,840	72,554	74,671
Net utility plant	8,437,008	7,609,862
Deferred Charges and Other Assets:
Regulatory assets	962,003	914,381
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	272,894	182,201
Other deferred charges	258,080	198,805
Total deferred charges and other assets	1,771,274	1,573,684
	$11,211,733	$10,252,605
The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$609,300	$261,900
Current installments of long-term debt (includes $6,907 and $2,529 related to ETBC I)	611,603	280,169
Accounts payable	204,468	205,175
Customer deposits	6,533	6,237
Accrued interest and taxes	104,756	98,655
Regulatory liabilities	34,173	140,005
Operating lease liabilities	14,293	12,267
Dividends declared	36,889	35,085
Transmission interconnection arrangement liabilities	68,085	96,870
Other current liabilities	84,998	94,397
Total current liabilities	1,775,098	1,230,760
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $331,726 and $338,521 related to ETBC I)	4,311,765	4,241,642
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	899,392	845,280
Regulatory liabilities	748,738	771,317
Asset retirement obligations	244,618	245,531
Accrued pension liability and postretirement benefit cost	23,065	21,429
Operating lease liabilities	255,376	167,000
Other deferred credits	358,867	319,066
Total deferred credits and other liabilities	2,530,056	2,369,623
Total liabilities	8,616,919	7,842,025
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
TXNM common stockholders’ equity:
Common stock (no par value; 200,000,000 and 120,000,000 shares authorized; issued and outstanding 92,659,335 and 90,200,384 shares)	1,724,444	1,624,823
Accumulated other comprehensive income (loss), net of income taxes	(75,708)	(62,840)
Retained earnings	887,649	787,110
Total TXNM common stockholders’ equity	2,536,385	2,349,093
Non-controlling interest in Valencia	46,900	49,958
Total equity	2,583,285	2,399,051
	$11,211,733	$10,252,605
The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to TXNM				Non- controlling Interest in Valencia
				Total TXNM Common Stockholder’s Equity
	Common Stock	AOCI	Retained Earnings			Total Equity
	(In thousands)
Balance at December 31, 2021	$1,429,257	$(71,936)	$810,203	$2,167,524	$55,405	$2,222,929
Net earnings before subsidiary preferred stock dividends	—	—	170,058	170,058	15,122	185,180
Total other comprehensive income	—	5,888	—	5,888	—	5,888
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(150,855)	(150,855)	—	(150,855)
Awards of common stock	(7,980)	—	—	(7,980)	—	(7,980)
Stock based compensation expense	7,825	—	—	7,825	—	7,825
Valencia’s transactions with its owner	—	—	—	—	(17,533)	(17,533)
Balance at December 31, 2022	1,429,102	(66,048)	828,878	2,191,932	52,994	2,244,926
Net earnings before subsidiary preferred stock dividends	—	—	88,346	88,346	18,533	106,879
Total other comprehensive income	—	3,208	—	3,208	—	3,208
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(129,586)	(129,586)	—	(129,586)
Awards of common stock	(9,646)	—	—	(9,646)	—	(9,646)
Issuance of common stock	198,177	—	—	198,177	—	198,177
Stock based compensation expense	7,190	—	—	7,190	—	7,190
Valencia’s transactions with its owner	—	—	—	—	(21,569)	(21,569)
Balance at December 31, 2023	1,624,823	(62,840)	787,110	2,349,093	49,958	2,399,051
Net earnings before subsidiary preferred stock dividends	—	—	242,682	242,682	16,040	258,722
Total other comprehensive income (loss)	—	(12,868)	—	(12,868)	—	(12,868)
Subsidiary preferred stock dividends	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(141,615)	(141,615)	—	(141,615)
Awards of common stock	(8,460)	—	—	(8,460)	—	(8,460)
Issuance of common stock	98,601	—	—	98,601	—	98,601
Stock based compensation expense	9,480	—	—	9,480	—	9,480
Valencia’s transactions with its owner	—	—	—	—	(19,098)	(19,098)
Balance at December 31, 2024	$1,724,444	$(75,708)	$887,649	$2,536,385	$46,900	$2,583,285
The accompanying notes, as they relate to TXNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)

Electric Operating Revenues	$1,379,088	$1,403,948	$1,766,825
Operating Expenses:
Cost of energy	434,918	663,614	864,013
Administrative and general	226,560	206,650	204,846
Energy production costs	93,748	91,610	147,347
Regulatory disallowances	8,980	70,750	832
Depreciation and amortization	221,780	177,633	180,812
Transmission and distribution costs	61,302	61,725	58,278
Taxes other than income taxes	49,807	48,790	49,210
Total operating expenses	1,097,095	1,320,772	1,505,338
Operating income	281,993	83,176	261,487
Other Income and Deductions:
Interest income	23,454	21,355	14,816
Gains (losses) on investment securities	26,851	19,246	(78,357)
Other income	15,329	11,638	10,763
Other (deductions)	(4,140)	(10,881)	(9,418)
Net other income and (deductions)	61,494	41,358	(62,196)
Interest Charges	106,018	86,574	61,073
Earnings before Income Taxes	237,469	37,960	138,218
Income Taxes (Benefits)	29,217	(16,758)	19,198
Net Earnings	208,252	54,718	119,020
(Earnings) Attributable to Valencia Non-controlling Interest	(16,040)	(18,533)	(15,122)
Net Earnings Attributable to PNM	192,212	36,185	103,898
Preferred Stock Dividends Requirements	(528)	(528)	(528)
Net Earnings Available for PNM Common Stock	$191,684	$35,657	$103,370
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net Earnings	$208,252	$54,718	$119,020
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase (decrease) in unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $225, $(2,928), and $490	(660)	8,601	(1,438)
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $3,330, $1,828, and $972	(9,778)	(5,371)	(2,855)
Pension Liability Adjustment:
Experience gains (losses), net of income tax (expense) benefit of $815, $(353), and $1,159	(2,395)	1,036	(3,406)
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(1,236), $(1,212), and $(1,804)	3,630	3,564	5,300
Total Other Comprehensive Income (Loss)	(9,203)	7,830	(2,399)
Comprehensive Income	199,049	62,548	116,621
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(16,040)	(18,533)	(15,122)
Comprehensive Income Attributable to PNM	$183,009	$44,015	$101,499
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$208,252	$54,718	$119,020
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	250,042	202,885	213,517
Deferred income tax expense (benefit)	41,903	(21,972)	29,487
(Gains) losses on investment securities	(26,851)	(19,246)	78,357
Regulatory disallowances	8,980	70,750	832
Allowance for equity funds used during construction	(13,043)	(9,832)	(9,323)
Other, net	4,459	3,485	3,758
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(11,295)	51,314	(60,743)
Materials, supplies, and fuel stock	(25,915)	(25,681)	(4,804)
Other current assets	19,943	(54,934)	17,956
Other assets	(33,013)	(20,956)	5,487
Accounts payable	8,135	(30,423)	48,868
Accrued interest and taxes	(3,041)	16,091	(19,574)
Other current liabilities	(99,353)	123,048	(41,876)
Other liabilities	(7,691)	4,588	(26,029)
Net cash flows from operating activities	321,512	343,835	354,933
Cash Flows From Investing Activities:
Utility plant additions	(682,412)	(565,080)	(433,459)
Proceeds from sale of plant assets (Note 8)	2,840	32,654	—
Proceeds from sales of investment securities	707,338	574,199	526,448
Purchases of investment securities	(756,805)	(593,241)	(564,912)
Other, net	14,885	7	439
Net cash flows used in investing activities	(714,154)	(551,461)	(471,484)
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$1,433,200	$1,114,300	$708,600
Revolving credit facilities repayments	(1,206,900)	(1,162,700)	(530,100)
Long-term borrowings	398,000	673,096	298,000
Repayment of long-term debt	(200,529)	(410,000)	(179,500)
Equity contribution from parent	55,000	—	—
Dividends paid	(51,529)	(528)	(154,028)
Valencia’s transactions with its owner	(19,098)	(21,569)	(17,533)
Transmission interconnection and security deposit arrangements	81,022	38,807	90,150
Refunds paid under transmission interconnection and security deposit arrangements	(74,161)	(17,624)	(93,247)
Debt issuance costs and other, net	(4,664)	(6,555)	(2,825)
Net cash flows from financing activities	410,341	207,227	119,517

Change in Cash, Cash Equivalents, and Restricted Cash	17,699	(399)	2,966
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	2,586	2,985	19
Cash, Cash Equivalents, and Restricted Cash at End of Year	$20,285	$2,586	$2,985

Restricted Cash Included in Other Current Assets and Other Deferred Charges on Consolidated Balance Sheets:
At beginning of period	$1,728	$—	$—
At end of period	$17,587	$1,728	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$85,100	$66,456	$54,816
Income taxes paid (refunded), net	$(4,058)	$(5,338)	$11,602

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$25,955	$(8,604)	$(6,859)
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,698	$858
Accounts receivable, net of allowance for credit losses of $1,398 and $3,388	95,932	94,879
Unbilled revenues	52,983	46,925
Other receivables	24,174	51,975
Affiliate receivables	9,241	9,253
Materials, supplies, and fuel stock	142,510	81,572
Regulatory assets	36,224	72,996
Prepaid assets	14,746	9,941
Income taxes receivable	16,309	7,682
Other current assets	16,091	1,756
Total current assets	410,908	377,837
Other Property and Investments:
Investment securities	475,524	444,408
Other investments	184	69
Non-utility property, including financing leases	13,647	13,538
Total other property and investments	489,355	458,015
Utility Plant:
Plant in service, held for future use, and to be abandoned	6,797,493	6,151,510
Less accumulated depreciation and amortization	2,079,363	1,976,657
	4,718,130	4,174,853
Construction work in progress	328,403	490,178
Nuclear fuel, net of accumulated amortization of $28,245 and $35,840	72,554	74,671
Net utility plant	5,119,087	4,739,702
Deferred Charges and Other Assets:
Regulatory assets	857,310	838,727
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	271,433	180,370
Other deferred charges	207,554	166,782
Total deferred charges and other assets	1,387,929	1,237,511
	$7,407,279	$6,813,065
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$363,800	$137,500
Current installments of long-term debt (includes $6,907 and $2,529 related to ETBC I)	560,637	200,222
Accounts payable	123,883	141,704
Affiliate payables	15,695	16,388
Customer deposits	6,533	6,237
Accrued interest and taxes	46,923	41,337
Regulatory liabilities	33,571	134,846
Operating lease liabilities	13,542	11,371
Dividends declared	132	132
Transmission interconnection arrangement liabilities	68,085	96,870
Other current liabilities	50,099	52,587
Total current liabilities	1,282,900	839,194
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $331,726 and $338,521 related to ETBC I)	1,898,955	2,061,558
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	756,218	684,037
Regulatory liabilities	518,701	565,021
Asset retirement obligations	243,663	244,633
Accrued pension liability and postretirement benefit cost	22,067	19,949
Operating lease liabilities	254,702	166,191
Other deferred credits	234,346	220,178
Total deferred credits and liabilities	2,029,697	1,900,009
Total liabilities	5,211,552	4,800,761
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,602,918	1,547,918
Accumulated other comprehensive income (loss), net of income taxes	(75,708)	(66,505)
Retained earnings	610,088	469,404
Total PNM common stockholder’s equity	2,137,298	1,950,817
Non-controlling interest in Valencia	46,900	49,958
Total equity	2,184,198	2,000,775
	$7,407,279	$6,813,065
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNM
	Common Stock	AOCI	Retained Earnings	Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia	Total Equity
	(In thousands)
Balance at December 31, 2021	$1,547,918	$(71,936)	$483,877	$1,959,859	$55,405	$2,015,264
Net earnings	—	—	103,898	103,898	15,122	119,020
Total other comprehensive income (loss)	—	(2,399)	—	(2,399)	—	(2,399)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(153,500)	(153,500)	—	(153,500)
Valencia’s transactions with its owner	—	—	—	—	(17,533)	(17,533)
Balance at December 31, 2022	1,547,918	(74,335)	433,747	1,907,330	52,994	1,960,324
Net earnings	—	—	36,185	36,185	18,533	54,718
Total other comprehensive income	—	7,830	—	7,830	—	7,830
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Valencia’s transactions with its owner	—	—	—	—	(21,569)	(21,569)
Balance at December 31, 2023	1,547,918	(66,505)	469,404	1,950,817	49,958	2,000,775
Net earnings	—	—	192,212	192,212	16,040	208,252
Total other comprehensive income (loss)	—	(9,203)	—	(9,203)	—	(9,203)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Equity contribution from parent	55,000	—	—	55,000	—	55,000
Dividends declared on common stock	—	—	(51,000)	(51,000)	—	(51,000)
Valencia’s transactions with its owner	—	—	—	—	(19,098)	(19,098)
Balance at December 31, 2024	$1,602,918	$(75,708)	$610,088	$2,137,298	$46,900	$2,184,198
The accompanying notes, as they relate to PNM, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)

Electric Operating Revenues	$592,111	$535,250	$482,730
Operating Expenses:
Cost of energy	149,066	138,647	123,928
Administrative and general	54,711	53,963	49,592
Regulatory disallowances	—	1,173	—
Depreciation and amortization	125,915	113,142	98,316
Transmission and distribution costs	37,078	36,996	36,406
Taxes other than income taxes	44,441	41,311	38,521
Total operating expenses	411,211	385,232	346,763
Operating income	180,900	150,018	135,967
Other Income and Deductions:
Other income	12,305	10,127	10,641
Other (deductions)	(3,580)	(1,759)	(1,988)
Net other income	8,725	8,368	8,653
Interest Charges	58,983	46,152	37,192
Earnings before Income Taxes	130,642	112,234	107,428
Income Taxes	27,114	17,297	15,161
Net Earnings	$103,528	$94,937	$92,267
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$103,528	$94,937	$92,267
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	126,868	113,854	99,165
Deferred income tax (benefit)	26,363	2,888	(4,556)
Regulatory disallowances	—	1,173	—
Allowance for equity funds used during construction and other, net	(5,222)	(5,145)	(4,477)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(2,053)	1,916	(12,356)
Materials and supplies	(7,889)	(5,620)	(3,723)
Other current assets	11,063	3,650	(264)
Other assets	(33,601)	3,109	3,834
Accounts payable	(832)	171	195
Accrued interest and taxes	(818)	2,886	14,667
Other current liabilities	(5,355)	(156)	11,952
Other liabilities	1,564	949	(1,757)
Net cash flows from operating activities	213,616	214,612	194,947
Cash Flows From Investing Activities:
Utility plant additions	(541,604)	(464,436)	(449,534)
Net cash flows used in investing activities	(541,604)	(464,436)	(449,534)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)

Cash Flow From Financing Activities:
Revolving credit facilities borrowings	$637,000	$407,600	$480,500
Revolving credit facilities repayments	(540,500)	(389,200)	(444,200)
Long-term borrowings	285,000	185,000	160,000
Repayment of long-term debt	(80,000)	—	—
Transmission interconnection arrangements	11,250	11,000	6,400
Refunds paid under transmission interconnection and security deposit arrangements	(4,850)	(3,500)	(14,150)
Equity contribution from parent	24,000	40,900	68,000
Debt issuance costs and other, net	(3,679)	(1,976)	(1,963)
Net cash flows from financing activities	328,221	249,824	254,587

Change in Cash and Cash Equivalents	233	—	—
Cash and Cash Equivalents at Beginning of Year	—	—	—
Cash and Cash Equivalents at End of Year	$233	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$50,956	$41,847	$33,974
Income taxes paid, net	$11,021	$16,904	$9,245

Supplemental schedule of noncash investing activities:
(Increase) decrease in accrued plant additions	$(16,328)	$(17,297)	$(9,131)
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$233	$—
Accounts receivable	34,419	31,412
Unbilled revenues	16,193	17,147
Other receivables	15,144	26,983
Materials and supplies	24,351	16,462
Regulatory assets	5,268	50
Other current assets	4,908	2,705
Total current assets	100,516	94,759
Other Property and Investments:
Other investments	75	102
Non-utility property, including financing leases	13,137	14,746
Total other property and investments	13,212	14,848
Utility Plant:
Plant in service and plant held for future use	3,635,550	3,210,870
Less accumulated depreciation and amortization	616,741	582,140
	3,018,809	2,628,730
Construction work in progress	165,527	91,274
Net utility plant	3,184,336	2,720,004
Deferred Charges and Other Assets:
Regulatory assets	104,693	75,654
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	923	1,814
Other deferred charges	18,780	11,287
Total deferred charges and other assets	351,061	315,420
	$3,649,125	$3,145,031
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$151,600	$55,100
Current installments of long-term debt	—	79,947
Accounts payable	67,116	51,620
Affiliate payables	7,339	6,932
Accrued interest and taxes	56,740	57,558
Regulatory liabilities	602	5,159
Operating lease liabilities	713	895
Other current liabilities	6,964	12,084
Total current liabilities	291,074	269,295
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,464,079	1,180,933
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	208,107	178,748
Regulatory liabilities	230,037	206,296
Asset retirement obligations	955	898
Accrued pension liability and postretirement benefit cost	998	1,480
Operating lease liabilities	167	809
Other deferred credits	88,519	68,911
Total deferred credits and other liabilities	528,783	457,142
Total liabilities	2,283,936	1,907,370
Commitments and Contingencies (See Note 16)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	870,066	846,066
Retained earnings	495,059	391,531
Total common stockholder’s equity	1,365,189	1,237,661
	$3,649,125	$3,145,031
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2021	$64	$737,166	$204,327	$941,557
Net earnings	—	—	92,267	92,267
Equity contribution from parent	—	68,000	—	68,000
Balance at December 31, 2022	64	805,166	296,594	1,101,824
Net earnings	—	—	94,937	94,937
Equity contributions from parent	—	40,900	—	40,900
Balance at December 31, 2023	64	846,066	391,531	1,237,661
Net earnings	—	—	103,528	103,528
Equity contributions from parent	—	24,000	—	24,000
Balance at December 31, 2024	$64	$870,066	$495,059	$1,365,189
The accompanying notes, as they relate to TNMP, are an integral part of these consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
(1)Summary of the Business and Significant Accounting Policies

Nature of Business

TXNM is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. TXNM’s primary subsidiaries are PNM and TNMP. PNM is a public utility with regulated operations primarily engaged in the generation, transmission, and distribution of electricity. In 2023, ETBC I, a special purpose entity that is wholly-owned by PNM, was formed for the limited purpose of purchasing, owning, and administering energy transition property, issuing Securitized Bonds, and performing related activities. See Note 7. TNMP is a wholly-owned subsidiary of TNP, which is a holding company that is wholly-owned by TXNM. TNMP provides regulated transmission and distribution services in Texas. TXNM’s common stock trades on the New York Stock Exchange under the symbol TXNM.

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

On August 2, 2024, PNM Resources, Inc. (“PNMR”) amended its Articles of Incorporation to change its name to TXNM Energy, Inc. (“TXNM”) and increased the number of authorized shares of the Company’s common stock from 120,000,000 to 200,000,000. The Notes to Consolidated Financial Statements include disclosures for TXNM, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to TXNM, PNM, and TNMP. Discussions regarding only TXNM, PNM, or TNMP are so indicated. Certain amounts in the 2023 and 2022 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2024 financial statement presentation.

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

Principles of Consolidation

The Consolidated Financial Statements of each of TXNM, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNM also consolidates Valencia and ETBC I (Note 10). PNM owns undivided interests in jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants. The agreements for the jointly-owned plants provide that if an owner were to default on its payment obligations, the non-defaulting owners would be responsible for their proportionate share of the obligations of the defaulting owner. In exchange, the non-defaulting owners would be entitled to their proportionate share of the generating capacity of the defaulting owner. There have been no such payment defaults under any of the agreements for the jointly-owned plants.

PNMR Services Company expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost and are reflected as general and administrative expenses in the business segments. Other significant intercompany transactions between TXNM, PNM, and TNMP include intercompany loans, interest and income tax sharing payments, as well as equity transactions, and interconnection billings. All intercompany transactions and balances have been eliminated. See Note 20.

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
December 31, 2024, 2023 and 2022
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

Cash and Restricted Cash

Investments in highly liquid investments with original maturities of three months or less at the date of purchase are considered cash and cash equivalents. Cash deposits received and held for a period of time that are restricted to a specific purpose, under the terms of their effective agreements, are considered restricted cash. PNM and TXNM have restricted cash balances related to the ETBC I Securitized Bonds. Restricted cash amounts are included in Other current assets and Other deferred charges on the Consolidated Balance Sheets as of December 31, 2024 and 2023. See Note 10. At December 31, 2024 and 2023 there was no restricted cash for TNMP. At December 31, 2022 there was no restricted cash for TXNM, PNM, and TNMP.

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

Average straight-line rates used were as follows:

	Year ended December 31,
	2024	2023	2022
PNM
Electric plant	2.87%	2.67%	2.55%
Common, intangible, and general plant	14.06	7.64	7.83
TNMP	3.74	3.77	3.72

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

Depreciation expense on electric, common, intangible, and general plant is as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
PNM	$188,035	$158,956	$163,162
TNMP	124,976	110,675	96,131

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

For the years ended December 31, 2024, 2023, and 2022, PNM recorded $12.9 million, $9.5 million, and $3.7 million of debt AFUDC at annual rates of 3.19%, 2.99%, and 1.70% and $13.0 million, $9.8 million, and $9.3 million of equity AFUDC at annual rates of 3.30%, 3.24%, and 4.26%. For the years ended December 31, 2024, 2023, and 2022, TNMP recorded $8.0 million, $5.7 million, and $3.4 million of debt AFUDC at rates of 4.14%, 3.49%, and 2.25% and $4.8 million, $5.1 million, and $4.5 million of equity AFUDC at rates of 2.48%, 3.17%, and 2.99%.

Materials, Supplies, and Fuel Stock

Materials and supplies relate to transmission, distribution, and generating assets. Materials and supplies are charged to inventory when purchased and are expensed or capitalized as appropriate when issued. Materials and supplies are valued using an average costing method. Inventories consisted of the following at December 31:

	TXNM		PNM		TNMP
	2024	2023	2024	2023	2024	2023
	(In thousands)
Fuel Oil	$1,095	$896	$1,095	$896	$—	$—
Materials and supplies	165,766	97,138	141,415	80,676	24,351	16,462
	$166,861	$98,034	$142,510	$81,572	$24,351	$16,462

Investments

PNM holds investment securities in the NDT for the purpose of funding its share of the decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines that served SJGS and continue to serve Four Corners (Note 16). Investments (both equity and available-for-sale debt securities) are measured at fair value on a quarterly basis with changes in fair value for equity securities recognized in earnings for that period. Since third party investment managers have sole discretion over the purchase and sale of the securities (under general guidelines and targets provided by management), PNM records an impairment, as a realized loss, for any available-for-sale debt security that has a fair value which is less than cost at the end of each quarter. For the years ended December 31, 2024, 2023 and 2022, PNM recorded impairment losses on the available-for-sale debt securities of $17.8 million, $(19.1) million and $25.8 million. No gains or losses are deferred as regulatory assets or liabilities. See Notes 3 and 9. All investments are held in PNM’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

Equity Method Investment

TXNM accounted for its investment in NMRD using the equity method of accounting because TXNM’s ownership interest resulted in significant influence, but not control, over NMRD and its operations.  TXNM recorded as income its percentage share of earnings or loss of NMRD and carried its investment at cost, adjusted for its share of undistributed earnings or losses, until its investment was sold on February 27, 2024. See Note 21.

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
December 31, 2024, 2023 and 2022
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

The Company records its environmental liabilities when site assessments or remedial actions are probable, and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability by assessing a range of reasonably likely costs for each identified site using currently available information and the probable level of involvement and financial condition of other potentially responsible parties. These estimates are based on assumptions regarding the costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The ultimate cost to clean up the Company’s identified sites varies from its recorded liability due to numerous uncertainties inherent in the estimation process. See Note 16.

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
December 31, 2024, 2023 and 2022
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

Accounting Standards Update 2024-03 - Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03 that will require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses at each interim and annual period. Disclosures should include amounts for purchases of inventory, employee compensation, depreciation and, intangible asset amortization; certain amounts that are already required to be disclosed under GAAP in the same disclosure as other disaggregation requirements; qualitative descriptions of the amounts remaining in relevant expense categories that are not disaggregated; the total amount of selling expenses including the entity’s definition of selling expenses. In January 2025, ASU 2025-01 was issued to clarify that the amendments of ASU 2024-03 are effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.

(2)Segment Information

TXNM has three reportable segments including PNM, TNMP, and Corporate and other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The measure of profitability used by the CODM is Segment earnings (loss) attributable to TXNM, as presented below. The CODM uses this measure of profitability to allocate resources for each segment predominantly in the annual budget and forecasting process. The CODM considers budget to actual variances on a regular basis when making decisions about allocating capital and operational expense funding to the segments. TXNM’s CODM is its President and COO who is also the CEO of the PNM and TNMP segments.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Corporate and Other

The Corporate and Other segment includes TXNM holding company activities, primarily related to corporate level debt and PNMR Services Company. The activities of PNMR Development and the equity method investment in NMRD are also included in Corporate and Other until the close of the sale of NMRD on February 27, 2024 (Note 21). Eliminations of intercompany transactions are reflected in the Corporate and Other segment.

The following tables present summarized financial information for TXNM by segment. PNM and TNMP each operate in only one segment. Therefore, tabular segment information is not presented for PNM and TNMP.

2024	PNM	TNMP	Corporate and Other	TXNM Consolidated
	(In thousands)
Electric operating revenues	$1,379,088	$592,111	$—	$1,971,199
Cost of energy
Fuel burn	130,380	—	—	130,380
Purchases for resale	286,399	—	—	286,399
Transmission by others	18,139	149,066	—	167,205
Significant segment expenses
Administrative and general - direct	63,105	(1,452)	151,089	212,742
Administrative and general - corporate allocation	132,209	53,166	(185,375)	—
Customer related expenses	31,246	2,997	131	34,374
Energy production costs	93,748	—	—	93,748
Regulatory disallowances	8,980	—	—	8,980
Depreciation and amortization	221,780	125,915	37,230	384,925
Transmission and distribution costs	61,302	37,078	—	98,380
Taxes other than income taxes	49,807	44,441	6,332	100,580
Total operating expenses	1,097,095	411,211	9,407	1,517,713

Net other income and (deductions)	61,494	8,725	(15,399)	54,820
Interest charges	(106,018)	(58,983)	(63,065)	(228,066)
Income taxes (benefit)	29,217	27,114	(34,813)	21,518
Valencia non-controlling interest	(16,040)	—	—	(16,040)
Subsidiary preferred stock dividends	(528)	—	—	(528)

Segment earnings (loss) attributable to TXNM	$191,684	$103,528	$(53,058)	$242,154

At December 31, 2024:
Total Assets	$7,407,279	$3,649,125	$155,329	$11,211,733
Goodwill	$51,632	$226,665	$—	$278,297

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

2023	PNM	TNMP	Corporate and Other	TXNM Consolidated
	(In thousands)
Electric operating revenues	$1,403,948	$535,250	$—	$1,939,198
Cost of energy
Fuel burn	138,538	—	—	138,538
Purchases for resale	499,921	—	—	499,921
Transmission by others	25,155	138,647	—	163,802
Significant segment expenses
Administrative and general - direct	52,554	2,710	139,010	194,274
Administrative and general - corporate allocation	124,321	47,470	(171,791)	—
Customer related expenses	29,775	3,783	68	33,626
Energy production costs	91,610	—	—	91,610
Regulatory disallowances	70,750	1,173	—	71,923
Depreciation and amortization	177,633	113,142	28,728	319,503
Transmission and distribution costs	61,725	36,996	—	98,721
Taxes other than income taxes	48,790	41,311	5,839	95,940
Total operating expenses	1,320,772	385,232	1,854	1,707,858

Net other income and (deductions)	41,358	8,368	(182)	49,544
Interest charges	(86,574)	(46,152)	(57,629)	(190,355)
Income taxes (benefit)	(16,758)	17,297	(16,889)	(16,350)
Valencia non-controlling interest	(18,533)	—	—	(18,533)
Subsidiary preferred stock dividends	(528)	—	—	(528)

Segment earnings (loss) attributable to TXNM	$35,657	$94,937	$(42,776)	$87,818

At December 31, 2023:
Total Assets	$6,813,065	$3,145,031	$294,509	$10,252,605
Goodwill	$51,632	$226,665	$—	$278,297

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

2022	PNM	TNMP	Corporate and Other	TXNM Consolidated
	(In thousands)
Electric operating revenues	$1,766,825	$482,730	$—	$2,249,555
Cost of energy
Fuel burn	299,411	—	—	299,411
Purchases for resale	541,828	—	—	541,828
Trading mark-to-market	(456)	—	—	(456)
Transmission by others	23,230	123,928	—	147,158
Significant segment expenses
Administrative and general - direct	62,505	3,607	130,336	196,448
Administrative and general - corporate allocation	115,416	42,293	(157,709)	—
Customer related expenses	26,925	3,692	84	30,701
Energy production costs	147,347	—	—	147,347
Regulatory disallowances	832	—	—	832
Depreciation and amortization	180,812	98,316	25,725	304,853
Transmission and distribution costs	58,278	36,406	—	94,684
Taxes other than income taxes	49,210	38,521	5,258	92,989
Total operating expenses	1,505,338	346,763	3,694	1,855,795

Net other income and (deductions)	(62,196)	8,653	(999)	(54,542)
Interest charges	(61,073)	(37,192)	(29,643)	(127,908)
Income taxes (benefit)	19,198	15,161	(8,229)	26,130
Valencia non-controlling interest	(15,122)	—	—	(15,122)
Subsidiary preferred stock dividends	(528)	—	—	(528)

Segment earnings (loss) attributable to TXNM	$103,370	$92,267	$(26,107)	$169,530

At December 31, 2022:
Total Assets	$6,272,166	$2,746,601	$238,610	$9,257,377
Goodwill	$51,632	$226,665	$—	$278,297

Significant Segment Expenses

Reflected above are certain additional categories of operating expenses that are regularly provided to the CODM. Cost of energy consists primarily of fuel and purchase power costs for PNM and costs charged by third-party transmission providers for TNMP. Administrative and general - direct expenses are those that are incurred directly by the segment while corporate allocation are those costs that are incurred by the corporate and other segment and allocated to the utilities based on the nature of the cost incurred. Corporate allocation is eliminated in the corporate and other segment. Customer related expenses include meter reading, customer service, and bad debt expenses.

Major Customers

PNM’s participation in EIM, operated by CAISO, accounted for approximately 4%, 15%, and 24% of electric operating revenues during the years ended December 31, 2024, 2023, and 2022. These revenues are passed on to customers under PNM’s FPPAC with no impact to net earnings. Two REPs during the years ended December 31, 2024, 2023, and 2022 accounted for more than 10% of the electric operating revenues of TNMP as follows:

	Year Ended December 31,
	2024	2023	2022
REP A	26%	25%	27%
REP B	20	19	20

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
(3)Accumulated Other Comprehensive Income (Loss)

AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders. Information regarding AOCI is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			TXNM
	Unrealized Gains on Available-for-Sale Securities	Pension Liability Adjustment	Total	Fair Value Adjustment for Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2021	$11,715	$(83,651)	$(71,936)	$—	$(71,936)
Amounts reclassified from AOCI (pre-tax)	(3,827)	7,104	3,277	(1,176)	2,101
Income tax impact of amounts reclassified	972	(1,804)	(832)	299	(533)
Other OCI changes (pre-tax)	(1,928)	(4,565)	(6,493)	12,285	5,792
Income tax impact of other OCI changes	490	1,159	1,649	(3,121)	(1,472)
Net after-tax change	(4,293)	1,894	(2,399)	8,287	5,888
Balance at December 31, 2022	7,422	(81,757)	(74,335)	8,287	(66,048)
Amounts reclassified from AOCI (pre-tax)	(7,199)	4,776	(2,423)	9,287	6,864
Income tax impact of amounts reclassified	1,828	(1,212)	616	(2,359)	(1,743)
Other OCI changes (pre-tax)	11,529	1,389	12,918	(15,483)	(2,565)
Income tax impact of other OCI changes	(2,928)	(353)	(3,281)	3,933	652
Net after-tax change	3,230	4,600	7,830	(4,622)	3,208
Balance at December 31, 2023	10,652	(77,157)	(66,505)	3,665	(62,840)
Amounts reclassified from AOCI (pre-tax)	(13,108)	4,866	(8,242)	10,348	2,106
Income tax impact of amounts reclassified	3,330	(1,236)	2,094	(2,629)	(535)
Other OCI changes (pre-tax)	(885)	(3,210)	(4,095)	(15,260)	(19,355)
Income tax impact of other OCI changes	225	815	1,040	3,876	4,916
Net after-tax change	(10,438)	1,235	(9,203)	(3,665)	(12,868)
Balance at December 31, 2024	$214	$(75,922)	$(75,708)	$—	$(75,708)

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

(4)    Electric Operating Revenues

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In the years ended December 31, 2024 and 2023, there were no estimated credit losses related to these transactions.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

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

The Company has collaborative arrangements related to its interest in SJGS, Four Corners, PVNGS, and Luna. The Company has determined that during the years ended December 31, 2024, 2023, and 2022 none of the joint owners in its collaborative arrangements were customers under Topic 606. The Company will continue to evaluate transactions between collaborative arrangement participants in future periods under the revenue recognition standard.

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

Revenue from contracts with customers is recorded based upon the total authorized tariff or market price at the time electric service is rendered, including amounts billed under arrangements qualifying as an Alternative Revenue Program (“ARP”). ARP arrangements are agreements between PNM or TNMP and its regulator that allow PNM or TNMP to adjust future rates in response to past activities or completed events, if certain criteria are met. ARP revenues are required to be reported separately from contracts with customers. ARP revenues in a given period include the recognition of “originating” ARP revenues (i.e. when the regulator-specific conditions are met) in the period, offset by the reversal of ARP revenues currently approved for recovery by the governing bodies.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Transmission Service to Third Parties – PNM owns transmission lines that are interconnected with other utilities in New Mexico, Texas, Arizona, Colorado, and Utah. Transmission customers receive service for the transmission of energy owned by the customer utilizing PNM’s transmission facilities. Customers generally receive transmission services, which are regulated by FERC, from PNM through PNM’s Open Access Transmission Tariff (“OATT”) or a specific contract. Customers are billed based on capacity and energy components on a monthly basis. PNM owns the Western Spirit Line and services under related transmission agreements use an incremental rate, approved by FERC, that is separate from the formula rate mechanism.

Wholesale Energy Sales – PNM engages in activities to optimize its existing jurisdictional assets and long-term power agreements through spot market, hour-ahead, day-ahead, week-ahead, month-ahead, and other sales of excess generation not required to fulfill retail load and contractual commitments. PNM participates in the EIM (a real-time wholesale energy trading market operated by the CAISO) that enables participating electric utilities to buy and sell energy. The NMPRC granted PNM authority to seek recovery of costs associated with joining the EIM, which have been included in the 2024 Rate Change and to pass the benefits of participating in EIM to customers through the FPPAC. PNM’s participation in EIM has significantly increased Electric operating revenues which are passed on to customers under PNM’s FPPAC with no impact to net earnings.

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

Alternative Revenue Programs

The Company defers certain costs and records certain liabilities pursuant to the rate actions of the NMPRC, PUCT, and FERC. ARP revenues, which are discussed above, include recovery or refund provisions under PNM’s renewable energy rider and true-ups to PNM’s formula transmission rates; transmission cost recovery factor, and the impacts of the PUCT’s January 25, 2018 order regarding the change in the federal corporate income tax rate; the energy efficiency incentive bonus at both PNM and TNMP; and PNM’s TOD rate pilot program. Regulatory assets and liabilities are recognized for the difference between ARP revenues and amounts currently approved for recovery by the governing bodies. Regulatory assets and liabilities are amortized into earnings as amounts are billed. TNMP’s 2018 Rate Case integrated AMS costs into base rates beginning January 1, 2019. These costs are being amortized into earnings as alternative revenues over a period of five years.

Other Electric Operating Revenues

Other electric operating revenues consist primarily of PNM’s economic hedges that meet the definition of a derivative and are therefore not considered revenue from contracts with customers. Derivative revenues include gains and losses representing changes in fair value (Note 9) and settlements from sales of electricity under forward sales contracts.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below. The table also reflects ARP revenues and other revenues.

	PNM	TNMP	TXNM Consolidated
Year Ended December 31, 2024	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$541,581	$203,227	$744,808
Commercial	460,311	166,858	627,169
Industrial	123,754	35,300	159,054
Public authority	23,161	7,329	30,490
Economy energy service	25,481	—	25,481
Transmission	141,058	157,049	298,107
Wholesale energy sales	64,903	—	64,903
Miscellaneous	5,776	3,813	9,589
Total revenues from contracts with customers	1,386,025	573,576	1,959,601
Alternative revenue programs	(9,720)	18,535	8,815
Other electric operating revenues	2,783	—	2,783
Total Electric Operating Revenues	$1,379,088	$592,111	$1,971,199

	PNM		TNMP	TXNM Consolidated
Year Ended December 31, 2023	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$425,448		$190,953	$616,401
Commercial	391,964		155,254	547,218
Industrial	90,084		45,508	135,592
Public authority	21,018		6,777	27,795
Economy energy service	34,340		—	34,340
Transmission	159,475		135,831	295,306
Wholesale energy sales	248,801		—	248,801
Miscellaneous	5,676		3,739	9,415
Total revenues from contracts with customers	1,376,806	[1]	538,062	1,914,868	[1]
Alternative revenue programs	9,419		(2,812)	6,607
Other electric operating revenues	17,723		—	17,723
Total Electric Operating Revenues	$1,403,948		$535,250	$1,939,198
1 Included in revenue from contracts with customers at PNM and TXNM is a $128.7 million reduction associated with the SJGS abandonment settlement and a $38.4 million reduction associated with PVNGS leased capacity as a result of the NMPRC final order in the 2024 Rate Change.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

	PNM	TNMP	TXNM Consolidated
Year Ended December 31, 2022	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$484,699	$187,951	$672,650
Commercial	422,163	154,059	576,222
Industrial	85,102	36,919	122,021
Public authority	21,330	6,379	27,709
Economy energy service	45,009	—	45,009
Transmission	149,421	113,782	263,203
Wholesale energy sales	534,196	—	534,196
Miscellaneous	5,390	3,817	9,207
Total revenues from contracts with customers	1,747,310	502,907	2,250,217
Alternative revenue programs	692	(20,177)	(19,485)
Other electric operating revenues	18,823	—	18,823
Total Electric Operating Revenues	$1,766,825	$482,730	$2,249,555

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered, and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Consolidated Balance Sheets, net of allowance for credit losses, includes $94.3 million and $93.6 million at December 31, 2024 and 2023 resulting from contracts with customers. All of TNMP’s accounts receivable results from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a TSA with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset was $32.0 million at December 31, 2024 and $22.1 million at December 31, 2023, and is included in Other deferred charges on the Consolidated Balance Sheets.

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

(5)Earnings and Dividends Per Share
Basic earnings per share is computed by dividing net earnings attributable to TXNM by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net earnings attributable to TXNM by the diluted weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were settled. TXNM applies the treasury stock method for restricted stock, the 2022 ATM Program, and the 2024 ATM Program. The if-converted method is applied in determining the potential dilutive effect of the conversion of outstanding Convertible Notes.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Information regarding the computation of earnings per share and dividends per share is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Net Earnings Attributable to TXNM	$242,154	$87,818	$169,530
Average Number of Common Shares:
Outstanding during year	90,214	86,038	85,835
Vested awards of restricted stock	320	258	287
Average Shares – Basic	90,534	86,296	86,122
Dilutive Effect of Common Stock Equivalents:
TXNM ATM Programs	12	38	—
Restricted stock	45	35	47
Average Shares – Diluted	90,591	86,369	86,169
Net Earnings Attributable to TXNM Per Share of Common Stock:
Basic	$2.67	$1.02	$1.97
Diluted	$2.67	$1.02	$1.97
Dividends Declared per Common Share	$1.57	$1.49	$1.41

(6)Stockholders’ Equity
Common Stock and Equity Contributions
On August 2, 2024, TXNM increased the number of authorized shares of the Company’s common stock from 120,000,000 to 200,000,000.
On December 30, 2024, TXNM physically settled 2,458,951 shares sold under forward sales agreements pursuant to the TXNM 2024 ATM Program. The settlement included $0.8 million for issuance costs resulting in net proceeds of $98.6 million. Following this settlement, 1,104,641 shares of TXNM’s common stock remain subject to future settlement under the TXNM 2024 ATM Program.
On December 15, 2023, TXNM physically settled all 4,365,510 shares sold under forward sales agreements pursuant to the TXNM 2022 ATM Program. The settlement included $1.0 million for issuance costs resulting in net proceeds of $198.2 million. Following this settlement, no shares of TXNM’s common stock remained subject to future settlement under the TXNM 2022 ATM Program. TXNM, PNM, and TNMP did not issue any common stock during the years ended December 31, 2022 and 2021.
TXNM funded cash equity contributions to PNM of $55.0 million, zero, and zero in 2024, 2023, and 2022. TXNM funded $24.0 million, $40.9 million, and $68.0 million of cash equity contributions to TNMP in 2024, 2023, and 2022.
Dividends on Common Stock
The declaration of common dividends by TXNM is dependent upon a number of factors, including the ability of TXNM’s subsidiaries to pay dividends. TXNM’s primary sources of dividends are its operating subsidiaries.
PNM declared and paid cash dividends to TXNM of $51.0 million, zero, and $153.5 million in 2024, 2023, and 2022. TNMP did not declare or pay any cash dividends to TXNM in 2024, 2023, or 2022.
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to TXNM, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC provisions allow PNM to pay dividends, with at least 15 days prior notice, from current earnings, which is determined on a rolling four quarter basis, or from equity contributions previously made by TXNM. The Federal Power Act also imposes certain restrictions on dividends by public utilities. Debt-to-capitalization ratio requirements, as discussed in Note 7, remain at less than or equal to 65% for PNM and TNMP and less than or equal to 70% for TXNM. These debt-to-capitalization ratio requirements could limit the amounts of dividends that could be paid. PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain the approval of certain financial counterparties to transfer more than five percent of PNM’s assets. As of December 31, 2024, the 65% debt-to-capitalization covenant would restrict the payment of dividends from the retained earnings of PNM to $509.1 million, and the 65% debt-to-capitalization covenant would

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
restrict the payment of dividends by TNMP to $318.0 million. Similarly, the 70% debt-to-capitalization covenant would restrict the payment of dividends by TXNM to $775.0 million.

In addition, the ability of TXNM to declare dividends is dependent upon the extent to which cash flows will support dividends, the availability of retained earnings, financial circumstances and performance, current and future regulatory decisions, Congressional and legislative acts, and economic conditions. Conditions imposed by the NMPRC or PUCT, future growth plans and related capital requirements, and business considerations may also affect TXNM’s ability to pay dividends.
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
TXNM and TNMP have no preferred stock outstanding. The authorized shares of TXNM and TNMP preferred stock are 10 million shares and 1 million shares, respectively.

(7)Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities, term loans, and other debt agreements contain a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the TXNM agreements this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities, term loans, and other debt agreements generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions.

PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC.

Financing Activities

TXNM

At December 31, 2022, TXNM had $1.0 billion outstanding under the 2021 Delayed-Draw Term Loan, among TXNM, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. As discussed below on June 30, 2023, $500.0 million under the TXNM 2021 Delayed Draw Term Loan was prepaid, without penalty, with proceeds from the TXNM 2023 Term Loan. As discussed below, on June 21, 2024, proceeds from the Convertible Notes were used to prepay, without penalty, $449.0 million under the TXNM 2021 Delayed Draw Term Loan. Draws on the TXNM 2021 Delayed-Draw Term Loan bear interest at a variable rate, which was 5.41% at December 31, 2024.

On March 2, 2022, TXNM filed a shelf registration that provides for the issuance of various types of debt and equity securities. The TXNM shelf registration statement expires in March 2025.

On November 10, 2022, TXNM entered into a distribution agreement with BofA Securities, Inc., MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as sales agents, and Bank of America, N.A., MUFG Securities EMEA plc and Wells Fargo Bank, N.A., as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $200.0 million of its common stock, no par value, through the sales agents (the “TXNM 2022 ATM Program”). Sales of the shares made pursuant to the distribution agreement may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. TXNM did not initially receive any proceeds upon the execution of this agreement.

Throughout 2023, TXNM entered into forward sale agreements, for the sale of shares of TXNM common stock. On December 15, 2023, TXNM physically settled the forward purchases under the TXNM 2022 ATM Program and used the proceeds to repay borrowings under the TXNM Revolving Credit Facility and for other corporate purposes.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
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

On June 30, 2023, TXNM entered into a $500.0 million term loan agreement (the “TXNM 2023 Term Loan”) among TXNM, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent. The proceeds were used to prepay an equal amount of the TXNM 2021 Delayed Draw Term Loan, without penalty. As discussed below, on June 21, 2024, proceeds from the Convertible Notes were used to prepay, without penalty, $90.0 million under the TXNM 2023 Term Loan. The TXNM 2023 Term Loan matures on June 30, 2026 and bears interest at a variable rate, which was 5.81% at December 31, 2024.

On May 6, 2024, TXNM entered into a distribution agreement with BofA Securities, Inc., Citigroup Global Markets, Inc., MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as sales agents, and Bank of America, N.A., Citibank, N.A., MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, and Wells Fargo Bank, N.A., as forward purchasers, pursuant to which the Company may sell, from time to time, up to an aggregate sales amount of $100.0 million of its common stock, no par value, through the sales agents (the “TXNM 2024 ATM Program”). On August 5, 2024, subsequent to approval by shareholders to increase TXNM’s authorized shares, the Company amended the distribution agreement increasing the aggregate sales amount from $100.0 million to $300.0 million of its common stock, no par value, that may be sold under the TXNM 2024 ATM Program. Sales of the shares made pursuant to the distribution agreement may be made in “at the market offerings” as defined in Rule 415 of the Securities Act. TXNM did not initially receive any proceeds upon the execution of this agreement.

TXNM entered into forward sales agreements with forward purchasers relating to the sale of 262,025 shares of common stock, at an initial forward sale price of $37.77 per share in the second quarter; 2,196,926 shares of common stock at a weighted average initial forward sale price of $40.58 per share in the third quarter; and 1,104,641 shares of common stock at a weighted average initial forward sale price of $44.83 per share in the fourth quarter. All initial forward prices under the agreements are subject to adjustments based on a net interest rate factor and by future dividends paid on TXNM common stock. On December 30, 2024, TXNM physically settled forward purchases under the TXNM 2024 ATM Program for 2,458,951 shares and used the proceeds to repay borrowings under the TXNM Revolving Credit Facility. Cash proceeds shown below were reduced by $0.8 million in issuance costs resulting in net cash proceeds of $98.6 million.

Forward completion	Initial forward price	Shares	Settlement price	Settlement amount
				(in thousands)
May 13, 2024	$37.76	262,025	$38.01	$9,960
August 13, 2024	39.98	113,014	40.21	4,545
August 16, 2024	40.26	261,066	40.48	10,568
August 23, 2024	40.36	284,952	40.56	11,558
August 30, 2024	40.47	311,583	40.64	12,661
September 16, 2024	40.77	1,226,311	40.85	50,093
		2,458,951		$99,385

As of December 31, 2024, 1,104,641 shares under forward sales agreements under the 2024 TXNM ATM Program remained unsettled.

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
December 31, 2024, 2023 and 2022
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
December 31, 2024, 2023 and 2022
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

On May 10, 2024, PNM entered into a $200.0 million term loan agreement (the “PNM 2024 Term Loan”), among PNM, the lenders party thereto and U.S. Bank National Association, as administrative agent. PNM used the proceeds of the PNM 2024 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2024 Term Loan bears interest at a variable rate, which was 5.40% at December 31, 2024, and must be repaid on or before November 10, 2025.

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

On January 21, 2025, PNM entered into a $195.0 million term loan agreement (the “PNM 2025 Term Loan”), among PNM, the lenders party thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent. PNM used the proceeds of the PNM 2025 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2025 Term Loan bears interest at a variable rate and must be repaid on or before July 21, 2026.

ETBC I

On November 15, 2023, ETBC I issued $343.2 million aggregate principal amount of its senior secured energy transition bonds, Series A (“ETBC I Securitized Bonds”) in two tranches. The first tranche of $175.0 million aggregate principal amount

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
was issued at an interest rate of 5.64% with an expected final payment due in August 2040. The second tranche of $168.2 million aggregate principal amount was issued at an interest rate of 6.03% with an expected final payment due in August 2048. Each tranche is subject to fixed, scheduled, semi-annual payments of principal and interest beginning on August 15, 2024 with $6.9 million included as Current installments of long-term debt on the Consolidated Balance Sheets at December 31, 2024. The ETBC I Securitized Bonds were offered pursuant to a prospectus dated November 7, 2023 and are governed by an indenture between ETBC I and U.S. Bank Trust Company, National Association, as indenture trustee dated as of November 15, 2023. ETBC I used the proceeds from the issuance of the ETBC I Securitized Bonds to purchase energy transition property (Note 16) from PNM. See Note 10.

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

On February 14, 2025, TNMP entered into an agreement (the “TNMP 2025 Bond Purchase Agreement”) with institutional investors for the sale of $140.0 million aggregate principal amount of its 5.19% TNMP first mortgage bonds (the “TNMP 2025 Bonds”) offered in private placement transactions. TNMP issued all $140.0 million at a 5.19% interest rate, due April 1, 2031. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP 2025 Bonds are subject to continuing compliance with the representations, warranties and covenants set forth in the supplemental indentures governing the TNMP 2025 Bonds. The terms of the supplemental indentures governing the TNMP 2025 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2025 Bonds at par. TNMP has the right to redeem any or all of the TNMP 2025 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Interest Rate Hedging Activities

TXNM has entered into hedging agreements that establish a fixed rate for the indicated amount of variable rate debt, above which a customary spread is applied, which is subject to change if there is a change in TXNM’s credit rating. As of December 31, 2023, TXNM’s hedging agreements were as follows:

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

Throughout 2023 and 2024, these hedging agreements were accounted for as cash flow hedges. At December 31, 2023, the fair value of the active hedging agreements was a gain of $7.2 million that was included in Other current assets and a loss of $2.3 million that was included in Other deferred credits on the Consolidated Balance Sheets. Fair values were determined using Level 2 inputs under GAAP, including using forward SOFR curves under the mid-market convention to discount cash flows over the remaining term of the agreements. In November 2024, TXNM unwound and settled the $300.0 million of hedging agreements that were expected to mature on December 31, 2025, and on December 31, 2024, the remaining $600.0 million of hedging agreements matured. TXNM had no active hedging agreements at December 31, 2024.

Borrowing Arrangements Between TXNM and its Subsidiaries
TXNM has intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount up to $150.0 million and have either reciprocal or non-reciprocal terms. Interest charged to the subsidiaries is equivalent to interest paid by TXNM on its short-term borrowings or the money-market interest rate if TXNM does not have any short-term borrowings outstanding. All balances outstanding under intercompany loan agreements are eliminated upon consolidation. See Note 1. PNM and TNMP had no borrowings from TXNM at December 31, 2024 and 2023. PNMR Development had zero and $2.3 million in short-term borrowings outstanding from TXNM at December 31, 2024 and 2023. TXNM had $1.5 million and zero in short-term borrowings outstanding from PNMR Development at December 31, 2024 and 2023.

Short-term Debt and Liquidity

As of December 31, 2024, the TXNM Revolving Credit Facility had a financing capacity of $300.0 million and the PNM Revolving Credit Facility had a financing capacity of $400.0 million. On April 1, 2024, TXNM and PNM amended their respective revolving credit facilities, extending their maturity to March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 20, 2026. As of December 31, 2023, the TNMP Revolving Credit Facility had a capacity of $100.0 million, secured by $100.0 million aggregate principal amount of TNMP first mortgage bonds. On April 1, 2024, TNMP entered into a new $200.0 million Revolving Credit Facility that replaced the $100.0 million Revolving Credit Facility. The new $200.0 million Revolving Credit Facility is secured by $200.0 million aggregate principal amount of TNMP first mortgage bonds and has a maturity of March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities are based on SOFR.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2024	2023
	(In thousands)
PNM:
PNM Revolving Credit Facility	$323,800	$107,500
PNM New Mexico Credit Facility	40,000	30,000
	363,800	137,500
TNMP Revolving Credit Facility	151,600	55,100
TXNM:
TXNM Revolving Credit Facility	93,900	69,300
	$609,300	$261,900

In addition to the above borrowings, TXNM, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at December 31, 2024, that reduce the available capacity under their respective revolving credit facilities. TXNM also has $30.3 million of letters of credit outstanding under the WFB LOC Facility. At December 31, 2024, interest rates on outstanding borrowings were 5.73% for the PNM Revolving Credit Facility, 5.81% for the PNM New Mexico Credit Facility, 5.37% for the TNMP Revolving Credit Facility, and 5.96% for the TXNM Revolving Credit Facility.

Long-Term Debt

Information concerning long-term debt outstanding and unamortized (premiums), discounts, and debt issuance costs is as follows:

	December 31, 2024		December 31, 2023
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
PNM Debt

ETBC I - Senior Secured Energy Transition Bonds
Series A-1, 5.64%	$172,471	$1,025	$175,000	$1,093
Series A-2, 6.03%	168,200	1,014	168,200	1,057

Senior Unsecured Notes, Pollution Control Revenue Bonds:
2.15% due April 2033	146,000	736	146,000	824
3.00% due June 2040, mandatory tender - June 1, 2024	—	—	37,000	88
0.875% mandatory tender - October 1, 2026	100,345	257	100,345	403
3.00% due January 2038, mandatory tender - June 1, 2024	—	—	36,000	87
1.15% due June 2040, mandatory tender - June 1, 2024	—	—	125,000	132
3.90% due June 2040, mandatory tender - June 1, 2028	130,000	796	130,000	1,029
3.875% due June 2040, mandatory tender - June 1, 2029	162,000	1,158	—	—
3.875% due January 2038, mandatory tender - June 1, 2029	36,000	258	—	—

Senior Unsecured Notes:
3.45% due May 2025	104,000	39	104,000	143
3.85% due August 2025	250,000	174	250,000	477
3.68% due May 2028	88,000	209	88,000	271
3.78% due August 2028	15,000	38	15,000	48
3.93% due May 2033	38,000	149	38,000	167
4.22% due May 2038	45,000	212	45,000	228
4.50% due May 2048	20,000	110	20,000	114
4.60% due August 2048	85,000	470	85,000	490
3.21% due April 2030	150,000	852	150,000	1,011
3.57% due April 2039	50,000	398	50,000	426
2.59% due July 2033	80,000	328	80,000	366

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

	December 31, 2024		December 31, 2023
	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net	Principal	Unamortized Discounts, (Premiums), and Issuance Costs, net
	(In thousands)
PNM Debt (Continued)
3.14% due July 2041	80,000	381	80,000	404
2.29% due December 2031	50,000	205	50,000	235
2.97% due December 2041	100,000	499	100,000	528
5.51% due April 2035	150,000	779	150,000	854
5.92% due April 2053	50,000	280	50,000	290
PNM 2024 $200.0 Million Term Loan due November 2025	200,000	57	—	—
	2,470,016	10,424	2,272,545	10,765
Less current maturities	560,907	270	200,529	307
	1,909,109	10,154	2,072,016	10,458
TNMP Debt
First Mortgage Bonds:
6.95% due April 2043	93,198	(13,056)	93,198	(13,771)
4.03% due July 2024	—	—	80,000	53
3.53% due February 2026	60,000	91	60,000	174
3.22% due August 2027	60,000	152	60,000	209
3.85% due June 2028	60,000	219	60,000	281
3.79% due March 2034	75,000	347	75,000	385
3.92% due March 2039	75,000	401	75,000	429
4.06% due March 2044	75,000	433	75,000	456
3.60% due July 2029	80,000	270	80,000	330
2.73% due April 2030	85,000	445	85,000	530
3.36% due April 2050	25,000	210	25,000	218
2.93% due July 2035	25,000	175	25,000	191
3.36% due July 2050	50,000	424	50,000	441
2.44% due August 2035	65,000	382	65,000	418
4.13% due May 2052	65,000	409	65,000	424
3.81% due July 2032	95,000	505	95,000	572
5.01% due April 2033	130,000	610	130,000	682
5.47% due July 2053	55,000	286	55,000	296
5.26% due March 2029	32,000	189	—	—
5.55% due March 2036	85,000	538	—	—
5.65% due July 2039	40,000	256	—	—
5.79% due July 2054	128,000	833	—	—
	1,458,198	(5,881)	1,253,198	(7,682)
Less current maturities	—	—	80,000	53
	1,458,198	(5,881)	1,173,198	(7,735)
TXNM Debt
TXNM 2021 Delayed-Draw Term Loan due May 2025	51,000	34	500,000	114
TXNM 2023 Term Loan due June 2026	410,000	441	500,000	735
5.75% TXNM Junior Subordinated Convertible Notes due June 2054	550,000	10,828	—	—
	1,011,000	11,303	1,000,000	849
Less current maturities	51,000	34	—	—
	960,000	11,269	1,000,000	849
Total Consolidated TXNM Debt	4,939,214	15,846	4,525,743	3,932
Less current maturities	611,907	304	280,529	360
	$4,327,307	$15,542	$4,245,214	$3,572

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Reflecting mandatory tender dates, long-term debt maturities as of December 31, 2024, are follows:

	TXNM	PNM	TNMP	TXNM Consolidated
	(In thousands)
2025	$51,000	$560,907	$—	$611,907
2026	410,000	107,648	60,000	577,648
2027	—	7,721	60,000	67,721
2028	—	241,162	60,000	301,162
2029	—	206,629	112,000	318,629
Thereafter	550,000	1,345,949	1,166,198	3,062,147
Total	$1,011,000	$2,470,016	$1,458,198	$4,939,214

(8)Lease Commitments

The Company enters into various lease agreements to meet its business needs and to satisfy the needs of its customers. The Company accounts for contracts that convey the use and control of identified assets for a period of time as leases. The Company classifies leases as operating or financing by evaluating the terms of the lease agreement. Agreements under which the Company is likely to utilize substantially all of the economic value or life of the asset or that the Company is likely to own at the end of the lease term, either through purchase or transfer of ownership, are classified as financing leases. Leases not meeting these criteria are accounted for as operating leases. Agreements under which the Company is a lessor are insignificant. TXNM, PNM, and TNMP determine present value for their leases using their incremental borrowing rates at the commencement date of the lease or, when readily available, the rate implicit in the agreement. The Company leases office buildings, vehicles, energy storage facilities, and other equipment. In addition, PNM had lease interests in PVNGS and certain rights-of-way agreements that are classified as leases. All of the Company’s leases with fixed-payment terms in excess of one year are recorded on the Consolidated Balance Sheets by recording a present value lease liability and a corresponding right-of-use asset. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs, which are comprised primarily of fleet and office equipment leases commencing after January 1, 2019, are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Consolidated Statements of Earnings.

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

On April 5, 2021, PNM and Salt River Project entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to Salt River Project certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2. In January 2023, the Unit 1 leases expired, and PNM closed on the associated sale to Salt River Project, receiving payments of $33.7 million, of which $28.4 million was recorded as a reduction to Net utility plant on the Consolidated Balance Sheets and is presented as cash flows from investing activities on the Consolidated Statement of Cash Flows. In addition, $5.3 million was recorded as a reduction to materials, supplies, and fuel stock on the Consolidated Balance Sheets and is presented as cash flows from operating activities on the Consolidated Statement of Cash Flows. In January 2024, the Unit 2 leases expired, and PNM closed on the associated sale to Salt River Project, receiving payments of $3.4 million, of which $2.8 million was recorded as a reduction to Net utility plant on the Consolidated Balance Sheets and is presented as cash flows from investing activities on the Consolidated Statement of Cash Flows. In addition, $0.6 million was recorded as a reduction to Materials, supplies and fuel stock on the Consolidated Balance Sheets and is presented as cash flows from operating activities on the Consolidated Statement of Cash Flows.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
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

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Consolidated Statement of Earnings over their term. As of December 31, 2024 and 2023, the unamortized balance of these rights-of-ways was $67.1 million and $56.2 million. During the years ended December 31, 2024, 2023, and 2022, PNM recognized amortization expense associated with these agreements of $4.3 million, $3.5 million, and $3.8 million.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019, are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018, are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At December 31, 2024, residual value guarantees on fleet vehicle and equipment leases are $0.7 million, $0.9 million, and $1.6 million for PNM, TNMP, and TXNM Consolidated.

Energy Storage Agreements

PNM has entered into various ESAs with fixed payments over the life of the agreements. These types of agreements are accounted for as operating leases. In the fourth quarter of 2024, an energy storage facility with an aggregate capacity of 100 MW began commercial operation and PNM recorded lease liabilities with a corresponding right-of-use asset of $101.5 million. PNM has also entered into ESAs with monthly payments that vary depending on the available capacity of the storage facility. These types of ESAs are accounted for as operating leases with variable consideration and do not require a lease liability or right-of-use asset. In the fourth quarter of 2024, a 300MW energy storage agreement with payments that depend on available capacity began commercial operation. The expense for this lease is reflected in variable lease expense in the tables below. In addition, the Company has elected to separate lease components from non-lease components for ESAs and accordingly, does not include non-lease components in the measurement of the lease liability or right-of-use asset. The non-lease components which are not included in the measurement of the lease liability or the corresponding right-of-use asset, comprises of 25.5% of the value of the agreements.

Information related to the Company’s operating leases recorded on the Consolidated Balance Sheets is presented below:

	December 31, 2024			December 31, 2023
	PNM	TNMP	TXNM Consolidated	PNM	TNMP	TXNM Consolidated
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$271,433	$923	$272,894	$180,370	$1,814	$182,201
Current portion of operating lease liabilities	13,542	713	14,293	11,371	895	12,267
Long-term portion of operating lease liabilities	254,702	167	255,376	166,191	809	167,000

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019, as financing leases. Information related to the Company’s financing leases recorded on the Consolidated Balance Sheets is presented below:

	December 31, 2024			December 31, 2023
	PNM	TNMP	TXNM Consolidated	PNM	TNMP	TXNM Consolidated
	(In thousands)
Financing leases:
Non-utility property	$24,548	$24,420	$50,144	$25,425	$24,487	$49,981
Accumulated depreciation	(10,997)	(13,411)	(24,604)	(11,984)	(11,869)	(23,905)
Non-utility property, net	$13,551	$11,009	$25,540	$13,441	$12,618	$26,076

Other current liabilities	$4,311	$4,527	$9,126	$4,146	$4,616	$8,776
Other deferred credits	9,262	6,504	16,470	9,300	8,023	17,326

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	December 31, 2024			December 31, 2023
	PNM	TNMP	TXNM Consolidated	PNM	TNMP	TXNM Consolidated
Weighted average remaining lease term (years):
Operating leases	17.52	1.10	17.45	16.79	1.65	16.65
Financing leases	3.51	2.80	3.20	3.81	3.08	3.45

Weighted average discount rate:
Operating leases	5.68%	4.41%	5.68%	5.61%	4.16%	5.60%
Financing leases	5.08	5.19	5.12	4.54	4.63	4.58

Information for the components of lease expense is as follows:

	Year Ended December 31, 2024
	PNM	TNMP	TXNM Consolidated
	(In thousands)
Operating lease cost:
Energy storage leases	$13,353	$—	$13,353
Other operating leases	7,722	907	8,679
Amounts capitalized	(101)	(793)	(894)
Total operating lease expense	20,974	114	21,138
Financing lease cost:
Amortization of right-of-use assets	4,554	5,129	9,889
Interest on lease liabilities	603	595	1,229
Amounts capitalized	(3,227)	(4,648)	(7,875)
Total financing lease expense	1,930	1,076	3,243
Variable lease expense	3,900	—	3,900
Short-term lease expense	714	23	787
Total lease expense for the period	$27,518	$1,213	$29,068

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

	Year Ended December 31, 2023
	PNM	TNMP	TXNM Consolidated
	(In thousands)
Operating lease cost
Energy storage leases	$4,351	$—	$4,351
Other operating leases	11,127	1,479	12,606
Amounts capitalized	(374)	(1,298)	(1,672)
Total operating lease expense	15,104	181	15,285
Financing lease cost:
Amortization of right-of-use assets	4,566	4,634	9,253
Interest on lease liabilities	562	497	1,060
Amounts capitalized	(3,190)	(4,250)	(7,440)
Total financing lease expense	1,938	881	2,873
Variable lease expense	1,342	—	1,342
Short-term lease expense	675	29	782
Total lease expense for the period	$19,059	$1,091	$20,282

	Year Ended December 31, 2022
	PNM	TNMP	TXNM Consolidated
	(In thousands)
Operating lease cost
Other operating leases	$26,764	$2,020	$28,835
Amounts capitalized	(690)	(1,728)	(2,417)
Total operating lease expense	26,074	292	26,418
Financing lease cost:
Amortization of right-of-use assets	3,175	3,279	6,529
Interest on lease liabilities	327	330	659
Amounts capitalized	(2,264)	(3,208)	(5,471)
Total financing lease expense	1,238	401	1,717
Variable lease expense	890	—	890
Short-term lease expense (1)	3,058	5	3,109
Total lease expense for the period	$31,260	$698	$32,134
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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	PNM	TNMP	TXNM Consolidated	PNM	TNMP	TXNM Consolidated
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,277	$47	$21,368	$21,575	$110	$21,685
Operating cash flows from financing leases	206	102	340	183	73	256
Financing cash flows from financing leases	1,707	971	2,872	1,671	802	2,527

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$101,594	$100	$102,261	$138,204	$6	$138,210
Financing leases	4,962	3,715	9,850	6,421	5,407	11,828

Capitalized lease costs are reflected as investing activities on the Company’s Consolidated Statements of Cash Flows for the twelve months ended December 31, 2024 and 2023.

Future expected lease payments are shown below:

	As of December 31, 2024
	PNM			TNMP		TXNM Consolidated
		Operating					Operating
	Financing	Energy Storage	Other	Financing	Operating	Financing	Energy Storage	Other
	(In thousands)
2025	$4,879	$20,333	$7,101	$4,971	$808	$10,181	$20,333	$7,976
2026	4,300	20,333	7,042	3,635	90	8,258	20,333	7,201
2027	3,019	20,333	7,046	2,186	14	5,507	20,333	7,131
2028	1,640	20,333	7,049	811	11	2,571	20,333	7,133
2029	568	20,333	7,036	258	—	826	20,333	7,111
Later years	230	287,100	3,550	—	—	230	287,100	3,902
Total minimum lease payments	14,636	388,765	38,824	11,861	923	27,573	388,765	40,454
Less: Imputed interest	1,063	154,931	4,414	830	43	1,977	154,932	4,618
Lease liabilities	$13,573	$233,834	$34,410	$11,031	$880	$25,596	$233,833	$35,836

The above table includes $12.7 million, $10.4 million, and $23.3 million for PNM, TNMP, and TXNM at December 31, 2024 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At December 31, 2024, the Company has various lease arrangements that have been executed but have not yet commenced, which are primarily related to ESAs. The Company currently expects lease commencement dates in 2025 and 2029, with lease terms expiring in 2044 and 2045, and will recognize lease assets and liabilities upon lease commencement. The expected total fixed consideration to be paid for these arrangements, which includes non-lease payments, is approximately $226.3 million over the 20-year terms of the agreements.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
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

PNM has entered into agreements for the purchase and sale of power from third parties. In 2024, PNM entered into agreements to purchase a total of 125 MW from July 1, 2025 through August 31, 2025 in order to ensure that customer demand during the 2025 summer peak load period will be met. In addition, PNM entered into agreements to purchase a total of 150 MW from July 1, 2024 through July 31, 2024 and 100 MW from August 1, 2024 through August 30, 2024. These agreements are accounted for as derivative agreements and are considered economic hedges under the NMPRC approved hedging plan covered by its FPPAC.

Agreements for the purchase of 85 MW from June through September 2023 as well as agreements for the sale of 50 MW from September 1,2024 through December 31, 2024 were not considered derivatives because they qualified for a normal purchase, normal sale scope exception.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the years ended December 31, 2024, 2023, and 2022, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as regulatory assets and liabilities. PNM has no trading transactions.

Commodity Derivatives

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Consolidated Balance Sheets:

	Economic Hedges
	December 31,
	2024	2023
	(In thousands)
Other current assets	$—	$826
Other current liabilities	(5,737)	—
Net	$(5,737)	$826
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

As discussed above, PNM has NMPRC-approved guidelines for hedging arrangements to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes zero in current assets and $5.7 million of current liabilities related to these arrangements at December 31, 2024 and $0.8 million in current assets and zero of current liabilities at December 31, 2023 with changes in fair value recorded as regulatory assets and regulatory liabilities. See Note 13.
At December 31, 2024 and 2023, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, amounts posted as cash collateral under margin arrangements were $0.1 million at December 31, 2024 and $0.2 million at December 31, 2023. These amounts are included in other current assets on the Consolidated Balance Sheets. At December 31, 2024 and December 31, 2023, obligations to return cash collateral were zero and $0.2 million, which is included in other current liabilities on the Consolidated Balance Sheets.

The changes in the fair value of commodity derivative instruments that are considered economic hedges had no impact on PNM’s net earnings during the years ended December 31, 2024 and 2023. Commodity derivatives also had no impact on OCI for the periods presented. Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
December 31, 2024	—	89,900
December 31, 2023	—	(15,360)

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
December 31, 2024, 2023 and 2022
normal sale, offset by existing collateral and by any offsets available under master netting agreements, including both assets and liability positions.

Contingent Feature - Credit Rating	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
December 31, 2024	$5,737	$—	$5,737
December 31, 2023	$—	$—	$—

Non-Derivative Financial Instruments

The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 16. At December 31, 2024 and 2023, the fair value of investment securities included $384.6 million and $361.0 million for the NDT, $8.2 million and $12.3 million for the SJGS decommissioning trust, and $82.7 million and $71.1 million for the coal mine reclamation trusts.

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

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Equity securities:
Net gains (losses) from equity securities sold	$28,283	$1,086	$(6,940)
Net gains (losses) from equity securities still held	(10,071)	14,152	(38,025)
Total net gains (losses) on equity securities	18,212	15,238	(44,965)
Available-for-sale debt securities:
Net gains (losses) on debt securities	8,639	4,008	(33,392)
Net gains (losses) on investment securities	$26,851	$19,246	$(78,357)

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of $17.8 million, $19.1 million, and $(25.8) million for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Proceeds from sales	$707,338	$574,199	$526,448
Gross realized gains	$35,918	$18,618	$22,071
Gross realized (losses)	$(16,814)	$(32,649)	$(36,623)
At December 31, 2024, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$24,446
After 1 year through 5 years	7,898
$32,344

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

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

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
December 31, 2024
Cash and cash equivalents	$150,745	$150,745	$—
Equity securities:
Corporate stocks, common	134,553	134,553	—
Mutual funds and other	135,779	135,779	—
Available-for-sale debt securities:
U.S. government	25,148	25,148	—	$202
Municipals	—	—	—	—
Corporate and other	7,196	—	7,196	122
Investments categorized within the fair value hierarchy	$453,421	$446,225	$7,196	$324
Uncategorized Collective Investment Trust	22,103
Total investment securities	$475,524

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
December 31, 2023	(In thousands)
Cash and cash equivalents	$93,873	$93,873	$—
Equity securities:
Corporate stocks, common	77,422	77,422	—
Corporate stocks, preferred	4,323	504	3,819
Mutual funds and other	57,966	57,966	—
Available-for-sale debt securities:
U.S. government	35,113	34,522	591	$2,055
International government	8,735	—	8,735	104
Municipals	53,436	—	53,436	2,872
Corporate and other	113,540	—	113,540	9,285
	$444,408	$264,287	$180,121	$14,316
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Consolidated Balance Sheets are presented below:

	Carrying Amount	Fair Value
December 31, 2024	(In thousands)
TXNM	$4,923,368	$4,706,076
PNM	$2,459,592	$2,284,362
TNMP	$1,464,079	$1,324,194

December 31, 2023
TXNM	$4,521,811	$4,260,509
PNM	$2,261,780	$2,107,588
TNMP	$1,260,880	$1,152,922

The carrying amount and fair value of the Company’s other investments presented on the Consolidated Balance Sheets are not material and not shown in the above table.
Investments Held by Employee Benefit Plans
As discussed in Note 11, PNM and TNMP have trusts that hold investment assets for their pension and other postretirement benefit plans. The fair value of the assets held by the trusts impacts the determination of the funded status of each plan, but the assets are not reflected on the Company’s Consolidated Balance Sheets. Both the PNM Pension Plan and the TNMP Pension Plan hold units of participation in the PNM Resources, Inc. Master Trust (the “PNMR Master Trust”), which was established for the investment of assets of the pension plans. The PNM Pension Plan’s investment allocation targets in 2024 consist of 35% equities, 15% alternative investments (both of which are considered return generating), and 50% fixed income. The TNMP Pension Plan’s investment allocation targets in 2024 consist of 16% equities, 14% alternative investments (both of which are considered return generating), and 70% fixed income.
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
December 31, 2024, 2023 and 2022
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
The fair values of investments held by the employee benefit plans are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2024	(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$319,528	$106,220	$213,308
Uncategorized investments	59,546
Total Master Trust Investments	$379,074
TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$33,294	$7,543	$25,751
Uncategorized investments	4,872
Total Master Trust Investments	$38,166

PNM OPEB Plan
Cash and cash equivalents	$825	$825	$—
Equity securities:
Mutual funds	38,713	38,713	—
Investments categorized within fair value hierarchy	$39,538	$39,538	$—
Uncategorized investments	31,176
	$70,714
TNMP OPEB Plan
Cash and cash equivalents	$111	$111	$—
Equity securities:
Mutual funds	6,987	6,987	—
Investments categorized within fair value hierarchy	$7,098	$7,098	$—
Uncategorized investments	484
	$7,582

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2023	(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$342,296	$136,474	$205,822
Uncategorized investments	65,421
Total Master Trust Investments	$407,717
TNMP Pension Plan
Participation in PNMR Master Trust Investments:
Investments categorized within fair value hierarchy	$35,870	$12,192	$23,678
Uncategorized investments	5,258
Total Master Trust Investments	$41,128
PNM OPEB Plan
Cash and cash equivalents	$2,419	$2,419	$—
Equity securities:
Mutual funds	47,674	43,703	3,971
Investments categorized within fair value hierarchy	$50,093	$46,122	$3,971
Uncategorized investments	23,290
Total Master Trust Investments	$73,383
TNMP OPEB Plan
Cash and cash equivalents	$162	$162	$—
Equity securities:
Mutual funds	8,241	7,806	435
Investments categorized within fair value hierarchy	$8,403	$7,968	$435

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
The fair values of investments in the PNMR Master Trust are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2024	(In thousands)
PNMR Master Trust
Cash and cash equivalents	$10,981	$10,981	$—
Equity securities:
Corporate stocks, common	34,418	34,418	—
Corporate stocks, preferred	—	—	—
Mutual funds and other	146,858	45,333	101,525
Fixed income securities:
U.S. government	56,303	23,031	33,272
International government	—	—	—
Municipals	4,718	—	4,718
Corporate and other	99,544	—	99,544
Total investments categorized within fair value hierarchy	352,822	$113,763	$239,059
Uncategorized investments:
Private equity funds	2,846
Hedge funds	34,126
Real estate funds	27,446
	$417,240

December 31, 2023
PNMR Master Trust
Cash and cash equivalents	$13,995	$13,995	$—
Equity securities:
Corporate stocks, common	27,167	27,167	—
Corporate stocks, preferred	741	741	—
Mutual funds and other	159,281	49,219	110,062
Fixed income securities:
U.S. government	61,684	57,544	4,140
International government	4,713	—	4,713
Municipals	5,071	—	5,071
Corporate and other	105,514	—	105,514
Total investments categorized within fair value hierarchy	378,166	$148,666	$229,500
Uncategorized investments:
Private equity funds	5,617
Hedge funds	35,137
Real estate funds	29,925
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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
addition to variable operation and maintenance charges under this PPA. For the years ended December 31, 2024, 2023, and 2022, PNM paid $20.5 million, $20.3 million, and $19.5 million for fixed charges and $2.4 million, $5.2 million, and $1.9 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.
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
Summarized financial information for Valencia is as follows:

Results of Operations
	Year Ended December 31
	2024	2023	2022
	(In thousands)
Operating revenues	$22,763	$25,421	$21,403
Operating expenses	6,723	6,896	6,281
Other Misc (Income)/Expense	—	(8)	—
Earnings attributable to non-controlling interest	$16,040	$18,533	$15,122

Financial Position
	December 31,
	2024	2023
	(In thousands)
Current assets	$3,095	$3,422
Net property, plant and equipment	44,411	47,253
Total assets	47,506	50,675
Current liabilities	606	717
Owners’ equity – non-controlling interest	$46,900	$49,958

Westmoreland San Juan Mining, LLC

As discussed in the subheading Coal Supply in Note 16, PNM and Westmoreland San Juan Mining, LLC (“WSJ LLC”), a subsidiary of Westmoreland Mining Holdings, LLC have an agreement under which mine reclamation services for SJGS will be provided.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Neither TXNM nor PNM has any ability to direct or influence the reclamation activities.  PNM’s involvement through the reclamation services agreement is a protective right rather than a participating right and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  If WSJ LLC performs reclamation services more efficiently than anticipated, its economic performance will improve.  Conversely, if WSJ LLC does not perform reclamation services as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, TXNM believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either TXNM or PNM. The amounts outstanding under the letters of credit support continue to be TXNM’s maximum exposure to loss from the VIE at December 31, 2024.

ETBC I

ETBC I is a wholly-owned, special purpose, subsidiary of PNM that was formed in August 2023 for the limited purpose of purchasing, owning, and administering energy transition property, issuing Securitized Bonds, and performing related activities authorized by the NMPRC. On November 15, 2023, ETBC I issued the ETBC I Securitized Bonds and used the proceeds to purchase energy transition property from PNM. The energy transition property purchased includes the right to impose, bill, collect, and adjust a non-bypassable energy transition charge from all PNM retail customers until the ETBC I Securitized Bonds are paid in full and all allowed financing costs have been recovered. The ETBC I Securitized bonds are secured by the energy transition property and cash collections from the energy transition charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to PNM.

PNM acts as the servicer of the energy transition property on behalf of ETBC I and is responsible for metering, calculating, billing, and collecting the Energy Transition Charges. On behalf of ETBC I, PNM is required to remit all collections of the Energy Transition Charges to the trustee for the ETBC I Securitized Bonds. PNM has the power to direct the activities that most significantly impact the economic performance of ETBC I and will absorb the majority of the variability in the cash flows of the entity. As the primary beneficiary, PNM consolidates ETBC I in its financial statements. Accordingly, the assets, liabilities, operating expenses, and cash flows of ETBC I are included in the Consolidated Financial Statements of PNM.

The following tables summarize the impact of ETBC I on PNM’s Consolidated Financial Statements:

	Results of Operations
	Year ended December 31,
	2024	2023
	(In thousands)
Electric Operating Revenues	$24,798	$2,914
Depreciation and amortization	4,550	407
Interest Charges	20,073	2,516
Other	175	(9)
Net Earnings	$—	$—

Financial Position
	December 31,
	2024	2023
	(In thousands)
Regulatory assets - Current	$—	$2,724
Restricted cash (included in Other current assets)	15,838	—
Restricted cash (included in Other deferred charges)	1,748	1,728
Securitized Cost (included in Regulatory assets - Deferred)	336,079	340,629
Current installments of long-term debt	6,907	2,529
Accrued interest and taxes	7,452	2,502
Regulatory liabilities - Current	6,975	—
Long-term Debt	331,726	338,521

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
(11)Pension and Other Postretirement Benefits
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
Participants in the PNM Plans include eligible employees and retirees of TXNM and PNM. Participants in the TNMP Plans include eligible employees and retirees of TNMP. The PNM pension plan was frozen at the end of 1997 with regard to new participants, salary levels, and benefits. Through December 31, 2007, additional credited service could be accrued under the PNM pension plan up to a limit determined by age and service. The TNMP pension plan was frozen at December 31, 2005 with regard to new participants, salary levels, and benefits.
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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
The following table presents information about the PBO, fair value of plan assets, and funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
	(In thousands)
PBO at beginning of year	$418,657	$433,645	$42,582	$43,961
Service cost	—	—	—	—
Interest cost	21,709	23,653	2,214	2,402
Actuarial (gain) loss	(6,063)	4,290	(2,047)	1,261
Benefits paid	(40,942)	(42,931)	(3,526)	(5,042)
Settlements	—	—	—	—
PBO at end of year	393,361	418,657	39,223	42,582
Fair value of plan assets at beginning of year	407,211	410,463	41,353	43,447
Actual return on plan assets	12,884	39,679	247	2,948
Employer contributions	1	—	151	—
Benefits paid	(40,942)	(42,931)	(3,526)	(5,042)
Settlements	—	—	—	—
Fair value of plan assets at end of year	379,154	407,211	38,225	41,353
Funded status – asset (liability) for pension benefits	$(14,207)	$(11,446)	$(998)	$(1,229)

Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Discount rates	$(9,376)	$8,806	$(961)	$969
Demographic experience	3,313	(1,777)	(1,125)	538
Mortality rate	—	(2,739)	—	(239)
Other assumptions and experience	—	—	39	(7)
	$(6,063)	$4,290	$(2,047)	$1,261

The following table presents pre-tax information about net actuarial (gain) loss in AOCI as of December 31, 2024.

	PNM	TNMP
	(In thousands)
Amounts in AOCI not yet recognized in net periodic benefit cost at beginning of year	$104,067	$—
Experience (gain) loss	12,081	456
Regulatory asset (liability) adjustment	(8,853)	(456)
Amortization recognized in net periodic benefit (income)	(4,782)	—
Amounts in AOCI not yet recognized in net periodic benefit cost at end of year	$102,513	$—

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	21,709	23,653	16,857
Expected return on plan assets	(31,029)	(29,196)	(28,563)
Amortization of net loss	10,646	10,583	15,794
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$1,326	$5,040	$4,088
TNMP
Service cost	$—	$—	$—
Interest cost	2,214	2,402	1,720
Expected return on plan assets	(2,749)	(2,697)	(2,472)
Amortization of net loss	556	439	932
Amortization of prior service cost	—	—	—
Settlement loss	—	—	1,033
Net periodic benefit cost	$21	$144	$1,213

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost (income). Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost (income) would be affected.

	Year Ended December 31,
PNM	2024	2023	2022
Discount rate for determining December 31 PBO	5.78%	5.46%	5.74%
Discount rate for determining net periodic benefit cost	5.46	5.74	3.00
Expected return on plan assets	6.86	6.30	5.50
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	5.78%	5.47%	5.75%
Discount rate for determining net periodic benefit cost	5.47	5.75	3.01
Expected return on plan assets	5.95	5.50	4.40
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2025 net periodic benefit cost to increase $4.1 million and $0.4 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP pension plans was 3.33% and 0.62% for the year ended December 31, 2024.

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
December 31, 2024, 2023 and 2022
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

The following pension benefit payments are expected to be paid:

	PNM	TNMP
	(In thousands)
2025	$40,927	$4,239
2026	39,585	4,188
2027	38,706	4,000
2028	37,373	3,902
2029	36,231	3,759
2030 - 2034	160,876	15,464

Based on current law, funding requirements, and estimates of portfolio performance, the Company does not expect to make any cash contributions to the pension plans in 2025 through 2028. PNM does expect to make a cash contribution of $7.9 million in 2029. TNMP does not expect to make any cash contributions to the pension plans from 2025 through 2029. The funding assumptions were developed using a discount rate of 5.35%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rates. PNM and TNMP may make additional contributions at their discretion.
Other Postretirement Benefit Plans
For postretirement benefit plans, the APBO is the actuarial present value of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to date. The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
	(In thousands)
APBO at beginning of year	$46,217	$49,950	$7,331	$7,705
Service cost	—	—	21	21
Interest cost	2,387	2,703	385	425
Participant contributions	1,463	1,592	357	359
Actuarial (gain)	(2,205)	(1,608)	(147)	(282)
Benefits paid	(6,261)	(6,420)	(1,193)	(897)
Curtailment loss	—	—	—	—
APBO at end of year	41,601	46,217	6,754	7,331
Fair value of plan assets at beginning of year	73,392	70,301	8,353	8,718
Actual return on plan assets	3,216	7,762	25	173
Employer contributions	193	157	—	—
Participant contributions	1,463	1,592	357	359
Benefits paid	(6,261)	(6,420)	(1,193)	(897)
Fair value of plan assets at end of year	72,003	73,392	7,542	8,353
Funded status – asset	$30,402	$27,175	$788	$1,022

As of December 31, 2024, the fair value of plan assets exceeds the APBO for both PNM’s and TNMP’s OPEB Plans, and the resulting net asset is presented in other deferred charges on the Consolidated Balance Sheets.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Actuarial (gain) loss results from changes in:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Discount rates	$(877)	$868	$(179)	$174
Claims, contributions, and demographic experience	(1,425)	(2,171)	32	(423)
Assumed participation rate	97	—	—	—
Mortality rate	—	(305)	—	(33)
Dental trend assumption	—	—	—	—
	$(2,205)	$(1,608)	$(147)	$(282)

In the year ended December 31, 2024, actuarial losses of $0.1 million were recorded as adjustments to regulatory assets for the PNM OPEB plan. For the TNMP OPEB plan, actuarial losses of $0.3 million were recorded as adjustments to regulatory liabilities.

The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
PNM
Service cost	$—	$—	$10
Interest cost	2,387	2,703	1,914
Expected return on plan assets	(5,563)	(4,969)	(4,351)
Amortization of net loss	—	—	—
Curtailment loss	—	—	836
Net periodic benefit (income)	$(3,176)	$(2,266)	$(1,591)
TNMP
Service cost	$21	$21	$38
Interest cost	385	425	307
Expected return on plan assets	(515)	(481)	(418)
Amortization of net (gain)	(642)	(760)	(520)
Net periodic benefit (income)	$(751)	$(795)	$(593)

The following significant weighted-average assumptions were used to determine the APBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the APBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2024	2023	2022
Discount rate for determining December 31 APBO	5.78%	5.48%	5.75%
Discount rate for determining net periodic benefit cost	5.48	5.75	2.99
Expected return on plan assets	6.60	5.90	4.75
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 APBO	5.78%	5.48%	5.75%
Discount rate for determining net periodic benefit cost	5.48	5.75	2.99
Expected return on plan assets	5.25	4.70	3.80
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates), and current and target asset allocations between asset categories. If all other factors were to remain unchanged, a

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2025 net periodic benefit cost to increase $0.8 million and $0.1 million (analogous changes would result from a 1% increase). The actual rate of return for the PNM and TNMP OPEB plans was 4.5% and 0.3% for the year ended December 31, 2024.
The following table shows the assumed health care cost trend rates for the PNM OPEB plan:

	PNM
	December 31,
	2024	2023
Health care cost trend rate assumed for next year	6.50%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75	4.75
Year that the rate reaches the ultimate trend rate	2033	2029

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

	PNM	TNMP
	(In thousands)
2025	$4,771	$589
2026	4,560	597
2027	4,333	588
2028	4,128	585
2029	3,871	574
2030 - 2034	16,604	2,606

PNM and TNMP made cash contributions to the OPEB trusts in 2024 of less than $0.1 million and $0.2 million and did not make any cash contributions in 2023. PNM and TNMP do not expect to make cash contributions to the OPEB trusts in 2025-2029. However, a portion of the disbursements attributable to the OPEB trust are paid by PNM and are therefore considered to be contributions to the PNM OPEB plan. Payments by PNM on behalf of the PNM OPEB plan are expected to be $2.0 million in 2025 and $11.1 million in 2026-2029.

Executive Retirement Programs

For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM		TNMP
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
	(In thousands)
PBO at beginning of year	$9,714	$10,042	$316	$344
Service cost	—	—	—	—
Interest cost	496	540	15	18
Actuarial (gain) loss	(47)	411	(314)	13
Benefits paid	(1,132)	(1,279)	(17)	(59)
PBO at end of year – funded status	9,031	9,714	—	316
Less current liability	1,171	1,210	—	64
Non-current liability	$7,860	$8,504	$—	$252

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

The following table presents pre-tax information about net actuarial loss in AOCI as of December 31, 2024.

	December 31, 2024
	PNM	TNMP
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost at beginning of year	$1,104	$—
Experience (gain)	(45)	(314)
Regulatory asset adjustment	26	314
Amortization recognized in net periodic benefit (income)	(84)	—
Amount in AOCI not yet recognized in net periodic benefit cost at end of year	$1,001	$—

The following table presents the components of net periodic benefit cost:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
PNM
Service cost	$—	$—	$—
Interest cost	496	540	362
Amortization of net loss	200	152	327
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$696	$692	$689
TNMP
Service cost	$—	$—	$—
Interest cost	15	18	11
Amortization of net loss	—	—	—
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$15	$18	$11

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM	2024	2023	2022
Discount rate for determining December 31 PBO	5.78%	5.45%	5.73%
Discount rate for determining net periodic benefit cost	5.45	5.73	3.02
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP
Discount rate for determining December 31 PBO	N/A	5.47%	5.75%
Discount rate for determining net periodic benefit cost	5.47	5.75	3.01
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The impacts of changes in assumptions or experience were not significant.

Disbursements under the executive retirement program, funded by PNM and TNMP, which are considered to be contributions to the plan were $1.3 million and less than $0.1 million in the year ended December 31, 2024 and $1.3 million and $0.1 million for the year ended December 31, 2023.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM	TNMP
	(In thousands)
2025	$1,205	$—
2026	1,150	—
2027	1,089	—
2028	1,022	—
2029	952	—
2030 - 2034	3,699	—

Other Retirement Plans

TXNM sponsors a 401(k) defined contribution plan for eligible employees, including those of its subsidiaries. TXNM’s contributions to the 401(k) plan consist of a discretionary matching contribution equal to 75% of the first 6% of eligible compensation contributed by the employee on a before-tax basis. TXNM also makes a non-matching contribution ranging from 3% to 10% of eligible compensation based on the eligible employee’s age. TXNM also provides executive deferred compensation benefits through an unfunded, non-qualified plan. The purpose of this plan is to permit certain key employees of TXNM who participate in the 401(k) defined contribution plan to defer compensation and receive credits without reference to the certain limitations on contributions.

A summary of expenses for these other retirement plans is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
TXNM
401(k) plan	$17,514	$16,118	$15,844
Non-qualified plan	$4,350	$1,197	$(1,027)
PNM
401(k) plan	$11,896	$10,839	$11,067
Non-qualified plan	$2,937	$825	$(721)
TNMP
401(k) plan	$5,617	$5,279	$4,776
Non-qualified plan	$1,414	$372	$(305)

(12)Stock-Based Compensation

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

Performance Equity Plan

The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares, performance units, and stock appreciation rights to officers, key employees, and non-employee members of the Board. Restricted stock under the PEP refers to awards of stock subject to vesting, performance, or market conditions rather than to shares with contractual post-vesting restrictions. Generally, the awards vest ratably over three years from the grant date of the award. However, awards with performance or market conditions vest upon satisfaction of those conditions. In addition, plan provisions provide that upon retirement, participants become 100% vested in certain stock awards. The vesting period for awards of restricted stock to non-employee members of the Board is one year. The total number of shares of TXNM common stock subject to all awards under the 2014 PEP, as approved by TXNM’s shareholders in May 2014, may not exceed 13.5 million shares, subject to adjustment and certain share counting rules set forth in the PEP. This share pool is charged five

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
shares for each share subject to restricted stock or other full value award. In May 2023, TXNM’s shareholders approved the 2023 PEP which set the maximum number of shares subject to all awards to be 2.5 million shares. The 2023 PEP share pool is charged a single share for each award.

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

Total compensation expense for stock-based payment arrangements recognized by TXNM for the years ended December 31, 2024, 2023, and 2022 was $9.5 million, $7.2 million, and $7.9 million. Stock compensation expense of $5.0 million, $4.8 million, and $5.3 million was charged to PNM and $2.7 million, $2.4 million, and $2.6 million was charged to TNMP. At December 31, 2024, TXNM had unrecognized compensation expense related to stock awards of $5.0 million, which is expected to be recognized over an average of 2.26 years.

TXNM receives a tax deduction for the value of restricted stock at the vesting date. To the extent the tax deduction exceeds the Company’s cumulative expense related to a stock award, an excess tax benefit is recorded. When the cumulative expense exceeds the tax deduction, a tax deficiency is recorded. All excess tax benefits and deficiencies are recorded to tax expense and classified as operating cash flows when used to reduce taxes payable.

	Year Ended December 31,
Excess Tax Benefits (Deficiencies)	2024	2023	2022
	(In thousands)
PNM	$10	$185	$(65)
TNMP	4	76	(26)
TXNM	17	261	(91)

TNMP used excess tax benefits to reduce income taxes payable and the benefit was reflected in cash flows from operating activities. The benefit of excess tax benefits at PNM and TXNM will be reflected in operating cash flows when they reduce income taxes payable.

The grant date fair value for restricted stock and stock awards with Company internal performance targets is determined based on the market price of TXNM common stock on the date of the agreements reduced by the present value of future dividends that will not be received prior to vesting. The grant date fair value is applied to the total number of shares that are anticipated to vest, although the number of performance shares that ultimately vest cannot be determined until after the performance periods end. The grant date fair value of stock awards with market targets is determined using Monte Carlo simulation models, which provide grant date fair values that include an expectation of the number of shares to vest at the end of the measurement period.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Year Ended December 31,
Restricted Shares and Performance-Based Shares	2024	2023	2022
Expected quarterly dividends per share	$0.3875	$0.3675	$0.3475
Risk-free interest rate	4.27%	4.46%	1.46%

Market-Based Shares (1)
Dividend yield	4.21%	N/A	N/A
Expected volatility	13.09%	N/A	N/A
Risk-free interest rate	4.31%	N/A	N/A
(1) Restricted stock expected to be awarded under the PEP for performance periods ending in 2022 and 2023 do not have market targets.

The following table summarizes activity in restricted stock awards including performance-based and market-based shares:

	Restricted Stock
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	212,080	$40.33
Granted	249,282	33.51
Released	(218,403)	38.37
Forfeited	(1,722)	43.80
Outstanding at December 31, 2024	241,237	$37.05

Included as granted and released in the table above are 80,492 previously awarded shares that were earned for the 2021 - 2023 performance measurement period and ratified by the Board in February 2024 (based upon achieving targets at above “target”, below “maximum” levels). Also included, as granted and released, are 8,791 of other RSAs for participants who retired and immediately vested plus a one-time sign-on RSA that immediately vested (discussed below). Excluded from the above table are 49,489 previously awarded shares that were earned for the 2022 - 2024 performance measurement period and ratified by the Board in February 2025 (based upon achieving targets at above “threshold”, below “target” levels). Also excluded from the table above are 150,976 and 227,472 shares for the three-year performance periods ending in 2025 and 2026 that will be awarded if all performance criteria are achieved at maximum levels and all executives remain eligible.

On December 4, 2023, the Company entered into retention agreements with its Chairman and Chief Executive Officer and its Senior Vice President and General Counsel under which they would be awarded a total of 26,766 and 8,922 respectively of restricted stock rights if they remained employed through the award’s vesting date which is the earliest of 24 months from the grant date, the closing of the Merger, or six months following the termination of the Merger. As of December 31, 2023, upon the notice from Avangrid regarding the termination of the Merger Agreement, these awards vested on June 30, 2024.

On December 4, 2023, the Company entered into a retention agreement with its President and Chief Operating Officer under which he would receive a retention bonus of $1.0 million to be paid in increments beginning in December 2023 and continuing each December until 2025. On April 8, 2024, pursuant to the retention agreement, the Board elected to convert the unvested portion of the retention bonus of $0.8 million into restricted stock rights whereby each share of restricted stock is equal to one share of Company common stock as of the first trading day after expiration of the then current black-out period. On May 3, 2024, subsequent to the expiration of the black-out period, 19,851 restricted stock rights were awarded and 6,617 have vested as of December 31, 2024, in accordance with the original terms of the retention agreement.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Year Ended December 31,
Restricted Stock	2024	2023	2022
Weighted-average grant date fair value	$38.37	$41.98	$41.04
Total fair value of restricted shares that vested (in thousands)	$8,380	$8,689	$7,368

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

	PNM		TNMP
	December 31,		December 31,
	2024	2023	2024	2023
Assets:	(In thousands)
Current:
FPPAC	$30,487	$65,251	$—	$—
NMPRC Hedging Plan	5,737	—	—	—
Transmission cost recovery factor	—	—	5,268	—
Energy efficiency costs	—	—	—	50
Renewable energy rider	—	5,021	—	—
SJGS Energy Transition Property	—	2,724	—	—
	36,224	72,996	5,268	50

Non-Current:
SJGS Energy Transition Property	$336,079	$340,629	$—	$—
SJGS ETA	24,996	—	—	—
SJGS - non-ETA	114,333	122,246	—	—
PVNGS leased interest	82,982	80,777	—	—
EIM	15,189	18,731	—	—
TEP	4,942	2,644	—	—
Loss on reacquired debt	12,507	13,806	23,721	25,019
Pension and OPEB	176,171	172,508	21,087	21,854
Deferred income taxes	74,925	71,359	8,570	8,882
Excess ADIT	—	—	6,542	—
AMS retirement and other costs	—	—	12,851	12,343
Deferred COVID-19 costs	3,328	5,664	—	—
Hurricane Beryl	—	—	20,958	—
Other	11,858	10,363	10,964	7,556
	857,310	838,727	104,693	75,654
Total regulatory assets	$893,534	$911,723	$109,961	$75,704

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

	PNM		TNMP
	December 31,		December 31,
	2024	2023	2024	2023
Liabilities:	(In thousands)
Current:
SJGS rate refunds	$(157)	$(113,372)	$—	$—
PVNGS rate refunds	(19,194)	(19,194)	—	—
Renewable energy rider	(4,786)	—	—	—
Energy efficiency costs	(2,459)	(1,454)	(602)	—
Transmission Cost Recovery Factor	—	—	—	(5,159)
SJGS Energy Transition Property	(6,975)	—
NMPRC hedging plan	—	(826)	—	—
	(33,571)	(134,846)	(602)	(5,159)
Non-Current:
Cost of removal	$(247,280)	$(247,627)	$(147,296)	$(117,759)
Deferred income taxes	(253,158)	(281,588)	(80,152)	(83,459)
Renewable energy tax benefits	(13,317)	(14,463)	—	—
PVNGS rate refunds	(3,277)	(19,194)	—	—
Pension and OPEB	—	—	(2,589)	(3,644)
COVID-19 cost savings	(469)	(900)	—	—
Other	(1,200)	(1,249)	—	(1,434)
	(518,701)	(565,021)	(230,037)	(206,296)
Total regulatory liabilities	$(552,272)	$(699,867)	$(230,639)	$(211,455)

The Company’s regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding. The Company does not receive or pay a rate of return on the following regulatory assets and regulatory liabilities (and their remaining amortization periods): SJGS Energy Transition Property (over the life of the ETBC I Securitized Bonds); portions of PVNGS Leased Interest (through 2044); SJGS rate refunds (through 2024); PVNGS rate refunds (through 2025); deferred income taxes (over the remaining life of the taxable item, up to the remaining life of utility plant); pension and OPEB costs (through 2040).

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
PNM’s expenditures for additions to utility plant were $682.4 million in 2024, including expenditures on jointly-owned projects. TNMP does not participate in the ownership or operation of any generating plants, but incurred expenditures for additions to utility plant of $541.6 million during 2024. On a consolidated basis, TXNM’s expenditures for additions to utility plant were $1,247.0 million in 2024.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
At December 31, 2024, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Type)	Plant in Service	Accumulated Depreciation (1)	Construction Work in Progress	Composite Interest
	(In thousands)
PVNGS (Nuclear)	$800,999	$415,747	$32,650	7.29%
Four Corners Units 4 and 5 (Coal)	$291,355	$98,049	$14,579	13.00%
Luna (Gas)	$99,479	$37,448	$2,658	33.33%
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

(15)Asset Retirement Obligations
AROs are recorded based on studies to estimate the amount and timing of future ARO expenditures and reflect underlying assumptions, such as discount rates, estimates of the future costs for decommissioning, and the timing of the removal activities to be performed. Approximately 75.7% of PNM’s total ARO liabilities are related to nuclear decommissioning of PVNGS. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions both during and after termination of the leases. Studies of the decommissioning costs of PVNGS, SJGS, Four Corners, and other facilities are performed periodically and revisions to the ARO liabilities are recorded. Changes in the assumptions underlying the calculations may also require revisions to the estimated AROs when identified.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
A reconciliation of the ARO liabilities is as follows:

	TXNM	PNM	TNMP
	(In thousands)
Liability at December 31, 2021	$234,146	$233,383	$763
Liabilities incurred	—	—	—
Liabilities settled	—	—	—
Accretion expense	10,767	10,702	65
Revisions to estimated cash flows(1)	(21,536)	(21,536)	—
Liability at December 31, 2022	223,377	222,549	828
Liabilities incurred	—	—	—
Liabilities settled	(3,482)	(3,482)	—
Accretion expense	10,218	10,148	70
Revisions to estimated cash flows(2)	15,418	15,418	—
Liability at December 31, 2023	245,531	244,633	898
Liabilities incurred	—	—	—
Liabilities settled	(12,451)	(12,432)	(19)
Accretion expense	11,538	11,462	76
Revisions to estimated cash flows	—	—	—
Liability at December 31, 2024	$244,618	$243,663	$955

(1) Reflects a decrease of $21.5 million related to an updated SJGS decommissioning study.
(2) Reflects an increase of $15.4 million related to an updated PVNGS decommissioning study.

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

Commitments and Contingencies Related to the Environment

PVNGS Decommissioning Funding

The costs of decommissioning a nuclear power plant are substantial. PNM is responsible for all decommissioning obligations related to its entire interest in PVNGS, including portions under leases both during and after termination of the leases. PNM has a program for funding its share of decommissioning costs for PVNGS, including portions previously held under leases. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. PNM funded $1.3 million for each of the years ended December 31, 2024, 2023 and 2022 into the qualified trust funds. The fair value of the trusts at December 31, 2024 and 2023 was $384.6 and $361.0 million.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

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

PNM estimates that it will incur approximately $55.6 million (in 2023 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS for the remaining term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At December 31, 2024 and 2023, PNM had a liability for interim storage costs of $13.4 million and $11.0 million, which is included in other deferred credits.

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

The Energy Transition Act

The Energy Transition Act (“ETA”) sets a statewide standard that requires investor-owned electric utilities to have specified percentages of their electric-generating portfolios be from renewable and zero-carbon generating resources. The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also allows for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA requires the NMPRC to review and approve utilities’ annual renewable portfolio plans to ensure compliance with the RPS. Also pursuant to the ETA, the New Mexico Environmental Improvement Board adopted standards of performance that limit CO2 emissions to no more than 1,100 lbs. per MWh beginning January 1, 2023 for new and existing coal-fired EGUs with original installed capacities exceeding 300 MW.

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
December 31, 2024, 2023 and 2022
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

SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM retired its share of SJGS in 2022. On August 30, 2022, EPA published in the Federal Register an official “Finding of Failure to Submit” for states, including New Mexico, that have not yet submitted a round 2 regional haze SIP. This action by EPA started a 2-year clock for it to issue a Federal Implementation Plan (“FIP”), which deadline has now passed. NMED petitioned the NM Environmental Improvement Board to adopt a proposed SIP. The public hearing that was scheduled for December 18, 2024 was cancelled and a new hearing is scheduled for April 28 to April 30, 2025. PNM submitted comments on the proposed SIP in response to a request for comments by NMED.

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

Numerous parties sought review by the US Supreme Court, and on June 30, 2022, the Court held that the “generation shifting” approach in the Clean Power Plan exceeded the powers granted to EPA by Congress. Of broader significance in administrative law, the Court’s opinion expressly invoked the “major question” doctrine, which requires rules involving issues of “vast economic or political significance” to be supported by clear statutory authorization. In cases where there is no clear statement of authority, courts need not defer to the agency’s statutory interpretation on “major questions.” The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agencies’ authority may be limited based upon similar reasoning.

The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that reconsideration of the rule has concluded.

In 2024, EPA adopted regulatory actions under CAA sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule. The final rules include revised new source performance standards under Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
standards for existing coal- or gas-fired steam generating units must be based on the use of either CCS (long-term), natural gas co-firing (medium-term), or exempt from the rule via early retirement. The standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). Over a dozen states, several industry groups and some power companies and labor unions have filed challenges to the rule at the DC Circuit, which heard oral arguments on December 6, 2024. However, President Trump issued several executive orders on January 20, 2025, directing his administration to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources, which will likely include the rules for greenhouse gas emissions from new combustion turbines and existing steam generation units.

Because the CAA 111 rule does not contain provisions for existing natural gas units, on March 26, 2024, EPA announced it was opening a non-regulatory docket and issued framing questions to gather input about ways to design a stronger, more durable approach to GHG regulation of existing gas combustion turbines. The docket was open for public comment from March 26, 2024 to May 28, 2024 and the agency held a policy forum to bring stakeholders together to share ideas with EPA and others. Under the new Trump Administration, EPA is unlikely to propose a rule based on this non-regulatory docket.

In 2021, President Biden signed an extensive executive order aimed at addressing climate change concerns domestically and internationally. The order is intended to build on the initial climate-related actions the Biden Administration took on January 20, 2021. It addresses a wide range of issues, including establishing climate change concerns as an essential element of U.S. foreign and security policy, identifying a process to determine the U.S. INDC under the Paris Agreement, and establishing a Special Presidential Envoy for Climate that will sit on the National Security Council. On April 22, 2021, at the Earth Day Summit, as part of the U.S.’s re-entry into the Paris Agreement, President Biden unveiled the goal to cut U.S. emissions by 50% - 52% from 2005 levels by 2030, nearly double the GHG emissions reduction target set by the Obama Administration. The 2030 goal joins President Biden’s other climate goals which include a carbon pollution-free power sector by 2035 and a net-zero emissions economy by no later than 2050. In an executive order issued January 20, 2025, President Trump ordered his administration to withdraw the United States from Paris Agreement and from any agreement, pact, accord, or similar commitment made under the United Nations Framework Convention on Climate Change.

PNM’s review of the GHG emission reductions standards that have or may occur as a result of legislation or regulation is ongoing. We are currently determining what impact, if any, the final rules will have on PNM’s business, results of operations, and financial condition.

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

SO2 Standard – In 2019, EPA announced its final decision to retain, without changes, the primary health-based NAAQS for SO2. Specifically, EPA retained the current 1-hour standard for SO2, which is 75 parts per billion, based on the 3-year average of the 99th percentile of daily maximum 1-hour SO2 concentrations. In 2021, EPA published in the Federal Register the initial air quality designations for all remaining areas not yet designated under the 2010 SO2 Primary NAAQS. All areas of New Mexico have been designated attainment/unclassifiable through four rounds of designations by EPA.

Ozone Standard – In 2015, EPA finalized the new ozone NAAQS and lowered both the primary and secondary 8-hour standard from 75 to 70 parts per billion. With ozone standards becoming more stringent, fossil-fueled generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. During 2017 and 2018, EPA released rules establishing area designations for ozone. In those rules, San Juan County, New Mexico, where Four Corners is located, is designated as attainment/unclassifiable and only a small area in Doña Ana County, New Mexico is designated as marginal non-attainment.  Although Afton Generating Station is located in Doña Ana County, it is not located within the small area designated as non-attainment for the 2015 ozone standard. PNM does not believe there will be material impacts to its facilities because of the non-attainment designation of the small area within Doña Ana County. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, PNM is unable to predict what impact the adoption of these standards may have on Four Corners. On July 13, 2020, EPA proposed to retain the existing ozone NAAQS based on a review of the full body of currently available

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
scientific evidence and exposure/risk information, but on August 21, 2023, EPA announced an entirely new review of the ozone standard. PNM cannot predict the outcome of this matter.

In 2019, EPA issued findings that several states, including New Mexico, had failed to submit interstate transport SIPs for the 2015 8-hour ozone NAAQS, triggering an obligation for EPA to issue a federal implementation plan within two years. In response, NMED submitted a Good Neighbor SIP on July 27, 2021 that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard. On March 15, 2023, EPA Administrator Regan signed a final action imposing a FIP on multiple states but did not include a FIP for New Mexico because the most updated modeling available at the time of the proposal confirmed the state did not contribute to downwind ozone nonattainment or maintenance areas. However, the updated modeling EPA used in the final rule indicated that New Mexico may be significantly contributing to one or more non-attainment or maintenance areas. In light of that modeling result, on February 16, 2024, the EPA published a proposed rule partially disapproving the SIPs for New Mexico and four other states (Arizona, Iowa, Kansas, Tennessee) and expanding the Good Neighbor FIP to apply to these states. The FIP aspect of the proposed rule would have required fossil fuel-fired power plants in these five states to participate in an allowance-based ozone season NOx emissions trading program beginning in 2025, but the outgoing Biden Administration did not finalize the rule, and the new Trump administration is highly unlikely to finalize it.

PM Standard – In 2023, EPA published, in the Federal Register, a proposal to lower the annual fine PM standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine PM standard, the daily coarse PM standard, and the secondary PM standards. The final rule was published on March 6, 2024, lowering the primary annual PM 2.5 NAAQS to 9 ug/m3. The rule became effective May 6, 2024, and states will have until March 2032 to attain compliance with the new standard. During the multi-year implementation process, EPA will designate attainment/nonattainment areas by March 6, 2026, and states will submit a State Implementation Plan to EPA by September 6, 2027. This implementation process also applies to the Albuquerque-Bernalillo County Environmental Health Department who may combine efforts with NMED. Bernalillo County does not currently meet the 9 ug/m3 standard which may impact future air permitting activities at Rio Bravo and Reeves Generating Stations if the county is designated as nonattainment. However, even before any designations are made, the new standard is effective for conducting required modeling for permit applications and revisions. The lower standard is expected to result in new nonattainment areas throughout the country and could prompt additional PM control requirements, but PNM cannot predict the impacts of the outcome of future rulemaking.

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
To minimize impingement mortality, the rule provides operators of facilities, such as Four Corners, seven options for meeting Best Technology Available (“BTA”) standards for reducing impingement. The permitting authority must establish the BTA for entrainment on a site-specific basis, taking into consideration an array of factors, including endangered species and social costs and benefits. Affected sources must submit source water baseline characterization data to the permitting authority to assist in the BTA determination. Compliance deadlines under the rule are tied to permit renewal, including any subject to a schedule of compliance established by the permitting authority in the permit.

In 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit. The permit did not contain conditions related to the cooling water intake structure rule, because EPA determined that the facility had achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. Several environmental groups filed a petition for review with EPA’s Environmental Appeals Board (“EAB”) concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of the Clean Water Act and did not contain limits or conditions required by EPA’s Effluent Limitations Guidelines (“ELG”) applicable to Four Corners or EPA’s cooling water intake structures rule, among others. EPA withdrew the Four Corners NPDES permit in order to examine the issues raised by the environmental groups and then issued an updated NPDES permit in 2019. The permit was once again appealed to the EAB and was stayed before the effective date, but the EAB issued an order denying the petition for review on September 30, 2020. Thereafter, the Regional Administrator of the EPA signed a notice of final permit decision, and the NPDES permit was issued on November 9, 2020. The permit became effective December 1, 2020. On January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Circuit. The September 2019 permit remained in effect pending the outcome of this appeal. On March 21, 2022, EPA provided notice in the Federal Register of a proposed settlement agreement with the environmental groups. The parties subsequently executed the settlement agreement as of May 2, 2022. Under the settlement, the lawsuit was administratively closed through September 6, 2023, during which time a third-party consultant spent 12 months sampling discharges from Four Corners and EPA spent three months completing an analysis. On December 1, 2023, EPA issued a modification, effective December 31, 2023, to the NPDES permit that had been issued on November 9, 2020. The modification applies to permit elements related to effluent discharge. PNM cannot predict whether the analysis required to be performed by EPA under the settlement agreement will result in further changes to the NPDES permit but does not anticipate that it will have a material impact on PNM’s financial position, results of operations, or cash flows.

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

In 2017, EPA published a final rule for postponement of certain compliance dates. The rule postponed the earliest date on which compliance with the ELG for these waste streams would be required from November 1, 2018 until November 1, 2020. In 2019, EPA published a proposed rule revising the original ELG while maintaining the compliance dates. In 2020, EPA published in the Federal Register the final Steam Electric ELG and Standards for the Steam Electric Power Generating Point Source Category, revising the final 2015 guidelines for both flue gas desulfurization wastewater and bottom ash transport water. The 2020 rule required compliance with new limits as soon as possible on or after October 13, 2021, but no later than December 31, 2025.

In 2021, EPA published notice that it would undertake a supplemental rulemaking to revise the ELG after completing its review of the rules reconsidered in 2020. As part of this process, EPA committed to determine whether more stringent limitations and standards would be appropriate. On March 29, 2023, EPA published the proposed ELG Rule in the Federal Register. The proposed rule included stricter limitations for wastewater discharges for coal-fired facilities, but allowed for flexibilities for those coal-powered facilities that would soon decommission or repower. With this proposed rule EPA extended the date of decommissioning or repowering from December 31, 2028, to December 31, 2032.

On May 9, 2024, EPA published a final rule to further revise the ELG. This final supplemental rule updated the technology-based limitations applicable to flue gas desulfurization wastewater, bottom ash transport water, and legacy wastewater at existing sources, as well as combustion residual leachate at new and existing sources. The 2024 rule was challenged in the U.S. Court of Appeals for the Eighth Circuit, but the court denied motions for stay, so the rule remains in effect.

Reeves Station discharges cooling tower blowdown to a publicly owned treatment plant and no longer holds an NPDES permit; therefore, it is expected that no ELG requirements will be imposed.

See “Cooling Water Intake Structures” above for additional discussion of Four Corners’ current NPDES permit. Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques during the next NPDES permit renewal.  PNM is unable to predict the outcome of these matters or a range of the potential costs of compliance.
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
December 31, 2024, 2023 and 2022
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
In 2021, NMED approved both the field work plans required for site characterization and associated work activities which were completed by the end of 2022 and a report was submitted to the NMED in 2023. Groundwater sampling for the abatement plan’s first semiannual work was completed in 2023, and the associated report was completed and submitted to the NMED. In addition, the work plan for the 2023 CAF work was completed and submitted to the NMED in July 2023. NMED approved this work plan in December 2023. The activities from the work plan include the installation of three monitoring wells and additional rounds of groundwater sampling were completed in January 2025. Site wide sampling will take place in 2025, with reports provided to NMED.
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
Coal Combustion Residuals Waste Disposal
CCRs consisting of fly ash, bottom ash, and gypsum generated from coal combustion and emission control equipment at SJGS have been disposed of in the surface mine pits adjacent to the plant. SJGS does not operate any onsite CCR impoundments or landfills. The NMMMD currently regulates mine reclamation activities at the San Juan mine, including placement of CCRs in the surface mine pits, with federal oversight by the OSM. APS disposes of CCRs in onsite ponds and dry storage areas at Four Corners.  Ash management at Four Corners is regulated by EPA and the New Mexico State Engineer’s Office.
EPA’s 2015 coal ash rule included a non-hazardous waste determination for coal ash and sets minimum criteria for existing and new CCR landfills and surface impoundments. In 2016, the Water Infrastructure Improvements for the Nation Act (the “WIIN Act”) was signed into law to address critical water infrastructure needs in the U.S. and contained a number of provisions related to CCRs. Among other things, the WIIN Act allowed, but did not require, states to develop and submit CCR permit programs for EPA approval, provided flexibility for states to incorporate EPA’s 2015 rule for CCRs or develop other criteria that are at least as protective as EPA’s rule, and required EPA to approve state permit programs within 180 days of submission by the state. Because states are not required to implement their own CCR permit programs, EPA was required to develop a federal permit program in states that chose not to implement a program, subject to congressional funding. Until state or federal permit programs are in effect, the 2015 rule continues to be self-implementing in nature, subject to enforcement by EPA or citizen groups. For facilities located within the boundaries of Native American reservations, such as the Navajo Nation where Four Corners is located, EPA is required to develop a federal permit program regardless of appropriated funds.

In 2018, EPA published a rule that constitutes “Phase One, Part One” of its ongoing reconsideration and revision of the 2015, CCR rule. The final Phase One, Part One rule extended the deadline to allow EGUs with unlined impoundments or that fail to meet the uppermost aquifer requirement to continue to receive coal ash until October 31, 2020, which was again

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
extended by subsequent amendments. The rule also authorized a “Participating State Director” or EPA to approve suspension of groundwater monitoring requirements and to issue certifications related to the location restrictions, design criteria, groundwater monitoring, remedy selection and implementation. The rule also modified groundwater protection standards for certain constituents, which include cobalt, molybdenum, lithium, and lead without a maximum contamination level.

In 2019, EPA published a second round of proposed revisions, which are commonly referred to as the “Phase Two” revisions, to address reporting and accessibility to public information, “CCR piles” and “beneficial use” definitions, and the requirements for management of CCR piles. EPA reopened and extended the Phase Two comment period several times. To date, EPA has not yet finalized provisions in Phase Two related to beneficial use of CCR and CCR piles.

Since its Phase Two proposal, EPA has finalized two other rules addressing various CCR rule provisions. In 2020, EPA promulgated its proposed Holistic Approach to Closure Part A (“Part A”), which proposed a new deadline of August 31, 2020, for companies to initiate closure of unlined CCR impoundments. In accordance with the DC Circuit Court of Appeals’ vacatur of portions of the 2015 CCR Rule, Part A also changed the classification of compacted soil-lined or clay-lined surface impoundments from “lined” to “unlined”, triggering closure or retrofit requirements for those impoundments. In addition, Part A delineated a process for owners/operators to submit requests for alternative closure deadlines based on lack of alternate disposal capacity and gave operators of unlined impoundments until April 11, 2021 to cease receipt of waste at these units and initiate closure.

EPA also issued the Holistic Approach to Closure Part B (“Part B”) in 2020, which delineated the process for owners/operators to submit alternate liner demonstrations for clay-lined surface impoundments that could otherwise meet applicable requirements. This rule did not include beneficial use of CCR for closure, which EPA explained would be addressed in subsequent rulemaking actions. On May 18, 2023, EPA published a proposed rule on the regulatory requirements for inactive surface impoundments at inactive facilities and a new category of regulated unit called a CCR management unit (“CCRMU”), including groundwater monitoring, corrective action, closure, and post-closure care requirements for all CCR management units (regardless of how or when that CCR was placed), and several technical corrections to the existing regulations. Comments on the proposed rule were due July 17, 2023.

On May 8, 2024, EPA published a final rule that extended federal CCR regulatory requirements to (1) inactive CCR surface impoundments at inactive utilities and (2) CCRMU (Legacy Rule), including CCR impoundments and landfills that closed prior to the effective date of the 2015 CCR rule, inactive CCR landfills, and other areas where CCR was managed directly on the land. The rule became effective on November 8, 2024. EPA included deferral options for smaller CCRMU containing between one and 1,000 tons of CCR, CCRMU located beneath critical infrastructure or large buildings or structures vital to the continuation of current site activities, and CCRMU that closed prior to the effective date of the new rule (subject to certain eligibility conditions). EPA also codified the controversial definitions of infiltration and liquids that were litigated in the DC Circuit. Six petitions for review of the Legacy Rule were filed and were consolidated into one case by the DC Circuit. The Utility Solid Waste Activities Group, of which TXNM Energy is a member, is a petitioner jointly with the National Rural Electric Cooperative Association, and American Public Power Association.

As of the effective date of the rule, one CCRMU was identified at SJGS. SJGS is required, at a minimum, to conduct a two-part evaluation of historic and current CCRMUs with reporting due dates of February 9, 2026, and February 8, 2027, with each report posted to a company website by the due date.

At this time, PNM is still evaluating the financial impacts of this final regulation for Four Corners. Initial CCRMU site surveys are expected to be completed by February 2026 with final site investigation reports expected to be finalized by February 2027. Based on the information available to the Company at this time, PNM cannot reasonably estimate the fair value of the entire CCRMU asset retirement obligation. PNM cannot predict the outcome of the CCRMU site evaluations and investigations, or how these outcomes might affect the associated costs, which might have a material impact on PNM’s operations, financial position, or cash flows.

In 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. EPA projected finalizing the rule in October 2024 but still has not submitted a final version to OMB. Given the change in Administration, it is not clear whether or when EPA will finalize the rule. EPA has coordinated with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of EPA’s rulemaking activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

EPA’s CCR rule does not cover mine placement of coal ash. In the preamble to its 2015 rule, EPA explained that the United States Office of Surface Mining Reclamation and Enforcement (“OSM”) and, as necessary, EPA would address the management of CCR in mine fills in a separate regulatory action, recognizing OSM’s expertise in this area. EPA’s decision to defer to OSM was based on a recommendation from the National Academy of Sciences (“NAS”), which was commissioned by Congress in 2006 to investigate the health, safety and environmental risks associated with the use of CCR for mine reclamation. The NRC report recommended that enforceable federal standards be established for the disposal of CCR in mine fills to ensure that states have specific authority and that states implement adequate safeguards. In 2007, OSM published an advance notice of proposed rulemaking on the placement of CCR at mine sites. In that notice, OSM explained its intent to develop the proposed regulations based on its existing authority under the Surface Mining Control and Reclamation Act (“SMCRA”). Since 2007, however, OSM has not taken any further action to advance this rulemaking. PNM cannot predict the outcome of OSM’s proposed rulemaking regarding CCR regulation, including mine placement of CCRs, or whether OSM’s actions will have a material impact on PNM’s operations, financial position, or cash flows.

As noted above, SJGS does not operate any onsite CCR impoundments or landfills that are regulated under the 2015 CCR rule, and as of November 8, 2024, identified only one CCRMU that would be regulated under the Legacy Rule. That CCRMU has since been removed from that unit. PNM would seek recovery from its retail customers of all CCR costs for jurisdictional assets that are ultimately incurred.

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
Other Commitments and Contingencies
Coal Supply

Four Corners
APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under the Four Corners CSA that expires in 2031. The coal comes from reserves located within the Navajo Nation. The contract provides for pricing adjustments over its term based on economic indices and certain minimum payments that may be required if no deliveries of coal are taken. As of December 31, 2024 those minimum payments were $42.5 million for 2025, $85.9 million for 2026 and 2027, $89.8 million for 2028 and 2029, and $71.0 million for 2030 and thereafter. PNM’s share of the coal costs is being recovered through the FPPAC.

Coal Mine Reclamation

As indicated under Coal Combustion Residuals Waste Disposal above, SJGS disposed of CCRs in the surface mine pits adjacent to the plant and Four Corners disposes of CCRs in ponds and dry storage areas.
Under the terms of the SJGS CSA, PNM and the other SJGS owners are obligated to compensate WSJ LLC for all reclamation costs associated with the supply of coal from the San Juan mine. PNM and Westmoreland have entered into an agreement under which mine reclamation services for SJGS would be provided. A mine reclamation cost study was completed in the first quarter of 2024 and PNM remeasured its liability, which resulted in an increase in overall reclamation costs of $20.9 million, due primarily to higher inflationary factors. As a result, PNM recorded the increase in the liability related to the underground mine of $17.0 million as a regulatory asset on the Consolidated Balance Sheets. Due to the NMPRC cap on the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million, PNM was required to record $4.0 million of the increase related to the surface mine liability plus an additional $0.5 million, related to other costs, as a regulatory disallowance on the Consolidated Statements of Earnings for the year ended December 31, 2024. In the third quarter of 2024, PNM and Westmoreland amended the mine reclamation services agreement to update the base rates for the costs of reclamation activities, which resulted in an increase in overall reclamation costs of $12.1 million. As a result, PNM recorded the increase in the liability related to the underground mine of $6.0 million as regulatory assets on the Consolidated Balance Sheets and the increase of $6.1 million related to the surface mine as a regulatory disallowance on the Consolidated Statements of Earnings for the year ended December 31, 2024.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
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
A coal mine reclamation study for the surface mine that serves Four Corners was issued in December 2024. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. PNM remeasured its liability, which resulted in a decrease in overall reclamation costs of $1.6 million, due primarily to lower overhead costs, contractor management costs, and tax and royalties. Due to the NMPRC cap on the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million, PNM recorded the decrease related to the surface mine liability as a regulatory disallowance on the Consolidated Statements of Earnings for the year ended December 31, 2024.
Based on the most recent estimates, PNM’s remaining payments for mine reclamation, in future dollars, are estimated to be $51.1 million for the surface mines at both SJGS and Four Corners and $62.7 million for the underground mine at SJGS as of December 31, 2024. At December 31, 2024 and 2023, liabilities, in current dollars, of $38.3 million and $50.0 million for surface mine reclamation and $52.9 million and $26.2 million for underground mine reclamation were recorded in other deferred credits.
The SJGS owners are parties to a reclamation trust funds agreement to provide financial assurance for post-term coal mine reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and meet year-end funding targets set by funding curves that are approved by the SJGS ownership. PNM began using its mine reclamation trust to pay for final mine reclamation costs in April 2023. Because the trust agreement requires meeting specific funding targets at year end, it may be necessary for PNM to make additional contributions to meet those targets. PNM funded $27.3 million in 2024, $2.7 million in 2023, and $10.0 million in 2022. Based on PNM’s reclamation trust fund balance at December 31, 2024 and current funding curve targets, PNM anticipates contributing $1.0 million in 2025 and $0.6 million in 2026.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $3.2 million in 2024, $0.2 million in 2023, and $2.4 million in 2022 and anticipates providing additional funding of $0.5 million in 2025 and $0.5 million in 2026.

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

SJGS Decommissioning

On November 9, 2021, the San Juan County Commission approved the Coal-Fired Electricity Generating Facility Demolition and Remediation Ordinance (“Ordinance 121”), requiring the full demolition of SJGS upon its complete and permanent closure. Ordinance 121 required the SJGS owners to submit a proposed demolition and remediation plan no later than three months after SJGS was retired. The SJGS owners submitted the decommissioning and remediation plan on December 28, 2022. In connection with restructuring of the SJGS ownership on December 31, 2017, PNM and the other SJGS owners entered into the San Juan Decommissioning and Trust Funds Agreement, which requires PNM to fund its ownership share of final decommissioning costs into an irrevocable trust. Under the agreement, PNM made an initial funding of $14.7 million in December 2022 and made additional contributions of $7.0 million in 2024. The amount and timing of additional trust funding is subject to revised decommissioning cost studies and agreement among the SJGS owners. PNM began using its decommissioning trust to pay for demolition and decommissioning costs in October 2023. PNM has posted a surety bond in the amount of $46.0 million in connection with certain environmental decommissioning obligations and must maintain the bond or other financial assurance until those obligations are satisfied. The surety bond only represents a liability if the SJGS owners fail to deliver on its contractual liability.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

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

PVNGS Liability and Insurance Matters
Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. The insurance limit is subject to an adjustment every five years based upon the aggregate percentage change in the CPI. The most recent adjustment took effect on January 1, 2024. As of that date, in accordance with this act, the PVNGS participants are insured against public liability exposure for a nuclear incident up to $16.3 billion per occurrence. PVNGS maintains the maximum available nuclear liability insurance in the amount of $500 million, which is provided by American Nuclear Insurers. The remaining $15.8 billion is provided through a mandatory industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. The maximum retrospective premium per reactor under the program for each nuclear liability incident is $165.9 million, subject to a maximum annual premium of $24.7 million per incident. Based on PNM’s ownership interest in the three units, PNM’s maximum retrospective premium per incident for all three units is $36.3 million, with a maximum annual payment limitation of $5.4 million, to be adjusted periodically for inflation.

The PVNGS participants maintain insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.8 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). The primary policy offered by NEIL contains a sublimit of $2.25 billion for non-nuclear property damage. If NEIL’s losses in any policy year exceed accumulated funds, PNM is subject to retrospective premium adjustments of $5.1 million. The insurance coverages discussed in this, and the previous paragraph are subject to certain policy conditions, sublimits, and exclusions.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
On November 26, 2024, PNM filed an unopposed comprehensive stipulation with the NMPRC. Key components agreed upon by the signatories are as follows:
•Overall revenue requirement increase of $105.0 million with the first phase effective July 1, 2025 and the second phase effective April 1, 2026
•ROE of 9.45%
•Capital structure of 51.0% equity
•Maintain currently approved depreciation rates for Four Corners as established in PNM’s 2024 Rate Change and PNM’s NM 2015 Rate Case
•Modification of PNM’s current amortization period through December 31, 2028 on the unprotected Excess Deferred Federal Income Taxes (“EDFIT”) regulatory liability to reflect amortization of remaining unprotected EDFIT through December 31, 2027
•Costs associated with ESAs shall be recovered through base rates
◦PNM will establish a regulatory asset or regulatory liability for the difference in actual ESA costs compared to the forecasted $82.1 million included in base rates in the test period and thereafter until new rates are effective from PNM’s next general rate case filing. The regulatory asset or regulatory liability will be subject to NMPRC approval in PNM’s next rate case
•PNM will establish a regulatory liability associated with investment tax credits for the Sandia energy storage system as proposed in its application
•PNM will establish a regulatory liability equal to the return on legacy meters currently included in rates, as the legacy meters are retired during PNM’s deployment of its grid modernization plan approved in PNM’s Grid Modernization Application

A hearing was held on February 17 and 18, 2025. PNM cannot predict the outcome of this matter.

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

As a result of the NMPRC final order in the 2024 Rate Change, during the year ended December 31, 2023, PNM recorded a regulatory disallowance of $55.5 million on the Consolidated Statement of Earnings and a corresponding reduction to Utility Plant, after accounting for previous impairments, to reflect the remedy adopted in the Final Order for Four Corners. In addition, PNM recorded a reduction to electric operating revenues of $38.4 million with a corresponding current regulatory liability of $19.2 million and a deferred regulatory liability of $19.2 million for the PVNGS rate refunds that will be returned to customers over a two-year period. PNM also recorded a regulatory disallowance of $8.2 million on the Consolidated Statement of Earnings and a corresponding reduction to Utility Plant for the disallowance of CWIP from PVNGS.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
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

Included in PNM’s approved procurement plans are the following renewable energy resources:
•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a capacity of 11 MW
•Solar distributed generation, aggregating 308.5 MW at December 31, 2024, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2024 renewable energy procurement plan, which became effective on January 1, 2024, PNM proposed to collect $59.0 million for the year. On June 3, 2024, PNM filed its renewable energy procurement plan for 2025 which proposes to collect $58.7 million for the year. PNM did not propose any new resource procurements, and the plan states that existing projects are anticipated to exceed the applicable RPS standards of 2025, despite the standard doubling. On September 11, 2024, a public hearing was held and on October 11, 2024, the hearing examiners issued a RD recommending approval of all PNM’s requests. On November 14, 2024, the NMPRC issued an order adopting the recommended decision. The 2025 renewable energy procurement plan became effective on January 1, 2025.

The following sets forth PNM’s revenues recorded for the renewable energy rider:

Year Ended	Annual Revenues
(In millions)
2022	$60.3
2023	56.9
2024	52.0
Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM does not expect to exceed the limitation in 2024.

Energy Efficiency and Load Management

Program Costs and Incentives/Disincentives

The New Mexico EUEA requires public utilities to achieve specified levels of energy savings and to obtain NMPRC approval to implement energy efficiency and load management programs. The EUEA requires the NMPRC to remove utility disincentives to implementing energy efficiency and load management programs and to provide incentives for such programs. The NMPRC has adopted a rule to implement this act. PNM’s costs to implement approved programs and incentives are recovered through a rate rider. During the 2019 New Mexico legislative session, the EUEA was amended to, among other

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
things, include a decoupling mechanism for disincentives, preclude a reduction to a utility’s ROE based on approval of disincentive or incentive mechanisms, establish energy savings targets for the period 2021 through 2025, and require that annual program funding be 3% to 5% of an electric utility’s annual customer bills excluding gross receipt taxes, franchise and right-of-way access fees, provided that a customer’s annual cost does not exceed seventy-five thousand dollars.

In 2020, PNM received approval for energy efficiency and load management programs to be offered in 2021, 2022, and 2023. The program portfolio consisted of twelve programs with a total annual budget of $31.4 million in 2021, $31.0 million in 2022, and $29.6 million in 2023. The program included an annual base incentive of 7.1% of the portfolio budget if PNM were to achieve energy savings of at least 80 GWh in a year. The incentive increases if PNM is able to achieve savings greater than 94 GWh in a year.

In 2023, PNM filed an application for energy efficiency and load management programs to be offered in 2024, 2025, and 2026 (the “2024 Plan”). The 2024 Plan proposed to continue ten existing energy efficiency programs with modification and a total annual budget of $34.5 million in 2024, $35.4 million in 2025, and $36.5 million in 2026. The application also sought approval of an annual base incentive of 7.1% of the portfolio budget and a sliding scale that provides additional incentive for additional energy saved as a percentage of program cost, up to the maximum allowed by the energy efficiency rule which for PNM is 8.82%. On January 26, 2024, the hearing examiners in the case issued a RD. The RD largely approved PNM’s 2024 Plan but with modifications that include the pursuit of demand response resources, additional analysis in future filings, adjustments to certain energy efficiency programs, and modification of the incentive sliding scale cap to reflect a new maximum. On March 7, 2024, the NMPRC approved the RD in its entirety.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Integrated Resource Plans

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first three years of that period. On September 14, 2022, the NMPRC adopted revisions to the IRP Rule. The new rule revamps and modernizes the planning process to accommodate increased stakeholder involvement. The IRP Rule establishes a collaborative facilitated process for a utility and stakeholders to agree on a statement of need for potential new or additional resources, as well as an action plan to guide procurement or development of resources to meet the stated need. A most-cost-effective portfolio of resources shall be derived from the statement of need analysis. The statement of need and action plan must be accepted before the utility begins the resource solicitation process pursuant to the IRP Rule. Following acceptance of the statement of need and action plan, a utility will provide the NMPRC and intervenors drafts of the RFP and a timeline for issuing, receiving, evaluating, and ranking bids. The NMPRC will then appoint an Independent Monitor (“IM”) to oversee the RFP process, which allows for parties and the IM to comment on the RFP consistency with the IRP, after which the utility issues the RFP. Within 120 days of receiving bids the utility shall provide the IM with results including pricing and non-price evaluation criteria, ranking of bids, chosen portfolio and alternatives that also meet the needs; the IM then rules on the fairness of the RFP execution. Acceptance of the statement of need and action plan will not constitute a finding of prudency or pre-approval of costs associated with the additional resources. Following the RFP and IM processes, the utility may apply for approvals, and any costs incurred to implement the action plan will be considered in a general rate case and/or resource acquisition proceeding. On October 14, 2022, PNM and other investor-owned utilities filed motions for rehearing with the NMPRC. On October 26, 2022, the NMPRC issued an order partially granting and partially denying certain aspects of PNM’s and the other investor-owned utilities’ motions for rehearing. On November 2, 2022, the NMPRC adopted an amended IRP Rule. On December 2, 2022, PNM filed an appeal with the NM Supreme Court. Two other investor-owned utilities also separately filed appeals at the NM Supreme Court. On January 3, 2023, PNM and the two other investor-owned utilities filed statements of issues with the NM Supreme Court. Among other things, the investor-owned utilities question whether the IRP Rule exceeds the NMPRC authority by imposing unauthorized requirements on utilities and extending NMPRC jurisdiction through over-broad interpretation of the statutes and state that the IRP Rule is contrary to law in its provisions for NMPRC regulation of a utility’s resource procurement decision-making. On June 5, 2023, PNM and the other two investor-owned utilities filed their Joint Brief in Chief and request for oral arguments at the NM Supreme Court. The NM Supreme Court held oral arguments on May 13, 2024. On December 6, 2024, the NM Supreme Court issued a decision finding that the amended regulations do not exceed the statutory scope of the EUEA.

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

On December 30, 2024, PNM issued its 2029-2032 RFP for at least 900 MW of new energy resources to come online between 2029 and 2032, with at least 500 MW needed by 2030. The RFP is consistent with the needs identified in PNM’s 2023 IRP, which identified a range of 900 to 2,900 MW of new capacity needed by 2032, depending on the type of resources selected. The 2029-2032 RFP is anticipated to identify potential replacement resources for PNM’s current natural gas generation capacity as well as PNM’s ownership interest in Four Corners.

Abandonment Applications made under the ETA

As discussed in Note 16, the ETA provides for a transition from fossil-fueled generating resources to renewable and carbon-free resources by allowing utilities to issue energy transition bonds related to the retirement of certain coal-fired generating facilities, to qualified investors.

SJGS Abandonment Application

In 2019, PNM filed a Consolidated Application for the Abandonment and Replacement of SJGS and Related Securitized Financing Pursuant to the ETA. In 2023, PNM, along with intervening parties reached a unanimous settlement which was approved by the NMPRC. As a result, PNM recorded a $128.7 million reduction to electric operating revenues in the Consolidated Statement of Earnings and a corresponding current regulatory liability on the Consolidated Balance Sheets as of and for the year ended December 31, 2023. In addition, PNM recorded a regulatory disallowance of $3.3 million on the Consolidated Statement of Earnings and a corresponding decrease to deferred regulatory assets on the Consolidated Balance

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Sheets as of and for the year ended December 31, 2023, to reflect PNM’s agreement to withdraw its request for regulatory assets associated with prefunding of ETA state administered funds and legal costs associated with this matter.

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

On January 8, 2021, PNM filed the Four Corners Abandonment Application, which sought NMPRC approval to exit PNM’s share of Four Corners as of December 31, 2024, and issuance of approximately $300 million of Securitized Bonds as provided by the ETA. On December 15, 2021, the NMPRC issued a final order denying approval of the Four Corners Abandonment Application and the corresponding request for issuance of securitized financing. On December 22, 2021, PNM filed a Notice of Appeal with the NM Supreme Court of the NMPRC decision to deny the application and on July 6, 2023, the NM Supreme Court affirmed the NMPRC decision concluding that the NMPRC reasonably and lawfully denied PNM’s application for abandonment. As a result of the NM Supreme Court's decision to uphold the NMPRC's denial, the Consolidated Statements of Earnings for the year ended December 31, 2023 reflect a regulatory disallowance of $3.7 million. On April 23, 2024, PNM filed an interim notice informing the NMPRC that PNM’s updated analysis indicates it is in the interest of customers for PNM to remain as a participant in Four Corners until the expiration of the current coal supply agreement in 2031. In August 2024, PNM and NTEC terminated the Four Corners Purchase and Sale Agreement and executed an agreement for the reimbursement of PNM’s initial $15.0 million payment with interest, which was paid in 2024.

2026 Resource Application

On October 25, 2023, PNM filed an application with the NMPRC seeking approval of resources to be available for the 2026 summer peak. The application included a request for approval of a 100 MW solar PPA and three ESAs of 100 MW, 100 MW, and 50 MW. In addition, PNM was seeking approval of a CCN for a 60 MW battery to be owned by PNM. The resources were deemed necessary for PNM to safely and reliably meet its projected system load. A hearing was held on March 20 and 21, 2024. On May 3, 2024, the hearing examiner in the case issued a RD approving PNM’s requested resources. On May 30, 2024, the NMPRC approved the RD in its entirety. On July 9, 2024, a group of New Mexico legislators filed a petition with the NM Supreme Court requesting the court grant their motion for rehearing, which was denied on September 3, 2024. This matter is now concluded.

2028 Resource Application

On November 22, 2024, PNM filed an application with the NMPRC seeking approval of ESAs, a PPA, and a CCN for system resources in 2028 to be available to meet summer 2028 customer needs. PNM is requesting approval of:

•Two 150 MW ESAs
•A 167 MW PPA for the Valencia power plant through 2039
•A CCN for a 100 MW solar facility and a 30 MW battery to be PNM-owned and located in San Juan County. The request provides the opportunity to increase the 30 MW battery by an additional 20 MW

A hearing will be held beginning April 2, 2025, if needed.

Grid Modernization Plan

On October 3, 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Application with the NMPRC. The projects included in the Grid Modernization Application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit consistent with the Grid Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM’s application seeks approval of grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The proposed Grid Modernization Rider would recover capital costs, operating expenses, and taxes associated

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
with the investments included in the Grid Modernization Application. PNM also requested authorization to create related regulatory assets and liabilities, permitting PNM to record costs incurred for the development and implementation of PNM’s plan between the requested approval of the application on July 1, 2023, and the implementation of the Grid Modernization Rider by September 1, 2023; undepreciated investments associated with legacy meters being replaced with AMI meters; and over- or under-collection of costs through the Grid Modernization Rider. In addition, PNM requested approval of the proposed format of an Opt-Out Consent Form and proposed opt-out fees, which includes a one-time fee and a monthly fee. Following a hearing and subsequent briefs, on May 31, 2023, the NMPRC issued an order requiring the hearing examiner to direct PNM to file a cost benefit analysis as a supplement to the application. On November 22, 2023, PNM filed the required cost benefit analysis supporting PNM’s proposed Grid Modernization plan. A hearing was held in April 2024 and post-hearing briefs and response briefs were filed in June 2024. On August 16, 2024, the hearing examiner in the case issued a RD. The RD largely approved PNM’s application with minor modifications, including limiting to a return of its undepreciated costs of legacy meters and conditioned approval upon PNM accelerating the deployment schedule following a final order. On October 17, 2024, the NMPRC issued a final order adopting the RD but removed the accelerated deployment schedule.

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

In 2022, PNM filed its initial Community Solar tariff and subsequently filed an updated Community Solar tariff under protest and filed a motion for clarification, suspension, and timely hearing on PNM’s Community Solar tariff. In 2023, the NMPRC suspended PNM’s Community Solar tariff and issued an order opening a new docket for two-phase proceedings. The first phase addressed issues concerning the proposed subscriber organization agreements and the proposed customer data forms. The second phase addressed all issues concerning proposed tariffs, agreements and forms that were not addressed in the first phase. In 2023, the NMPRC issued an order approving an uncontested stipulation on the first phase and PNM’s advice notice conforming to the stipulation became effective. A hearing for the second phase was held from January 17 through January 19, 2024. On August 30, 2024, the hearing examiner issued a RD, that recommended rejecting PNM’s proposed community solar rider and required PNM to refile the rider, approval of an accounting order to track certain costs in a regulatory asset and included recommendations for various issues to be handled in a future rulemaking. On November 26, 2024, the NMPRC issued an order rejecting substantially all tariffs, agreements and forms, requiring PNM to file new proposed tariffs, in addition to adopting a majority of other components proposed in the RD. PNM filed revised tariffs on February 21, 2025. PNM cannot predict the outcome of the pending matters.

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
December 31, 2024, 2023 and 2022
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

On November 22, 2023, PNM, on behalf of the settling parties, filed a settlement agreement with FERC resolving all issues. As a result of the settlement agreement, PNM recorded a decrease of $3.2 million to electric operating revenues and an increase to interest charges of $0.3 million on the Consolidated Statement of Earnings and an increase to other current liabilities of $3.5 million on the Consolidated Balance Sheets as of and for the year ended December 31, 2023. This matter is now concluded.
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
The following sets forth TNMP’s EECRF increases:

Effective Date	Aggregate Collection Amount	Performance Bonus
	(In millions)
March 1, 2022	$7.2	$2.3
March 1, 2023	7.3	1.9
March 1, 2024	6.6	1.2

On May 31, 2024, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2025. On October 24, 2024, the PUCT approved the total amount requested, authorizing recovery of $7.0 million, including a performance bonus of $1.3 million based on TNMP’s energy efficiency achievements in the 2023 plan year.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
The following sets forth TNMP’s recent interim transmission cost rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
March 25, 2022	$95.6	$14.2
September 22, 2022	36.0	5.3
May 12, 2023	150.5	19.4
September 6, 2023	21.4	4.2
March 15, 2024	97.4	13.1
September 20, 2024	20.6	3.9

On January 24, 2025, TNMP filed an application to further update its transmission rates, which would increase revenues by $11.5 million annually, based on an increase in rate base of $83.5 million. The application is pending before the PUCT.
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

In December 2023, TNMP and the PUCT reached a settlement agreement related to a notice of violation against TNMP primarily for estimating 3G meters during the period that TNMP was remediating the meters. TNMP maintained that the remediation efforts were impacted by supply chain and labor availability issues resulting from COVID-19. Pursuant to the settlement agreement, TNMP agreed to no longer pursue the recovery of COVID-19 related costs that were recorded as a regulatory asset. This resulted in a regulatory disallowance of $1.2 million recorded for the year ended December 31, 2023.

Hurricane Beryl

On July 8, 2024, Hurricane Beryl made landfall in the Texas Gulf Coast leaving approximately 116,000 customers in the TNMP service area without power. As of December 31, 2024, TNMP incurred $53.1 million of costs, of which $32.1 million has been recorded in Utility Plant and $21.0 million has been recorded as a regulatory asset. TNMP will continue to track storm-related restoration costs to seek collection of such costs in a future regulatory proceeding.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
System Resiliency Plan (“SRP”)

In 2023, the Texas Legislature enacted House Bill No, 2555 (“HB 2555”), permitting an electric utility to seek approval of, and cost recovery for, a system resiliency plan. On August 28, 2024, TNMP filed its first SRP with the PUCT designed to benefit customers through enhanced resiliency of its distribution system, as intended under HB 2555. The SRP includes approximately $600 million of capital investments and approximately $151 million of other related costs over three years and was developed using a comprehensive and data-driven approach which evaluated various types of resiliency events posing material risk to the safe and reliable operation of TNMP's distribution system. TNMP's service territory includes non-contiguous areas across different regions of Texas, ranging from small communities and rural areas to communities around large metropolitan areas, each with unique risks. Investments in the SRP are prioritized based on customer benefit, physical protection of infrastructure, foundational investments in operational and cybersecurity technologies, and wildfire risk reduction and are focused on lower-performing areas in the context of reliability. Eight different resiliency measures are outlined in the SRP with associated programs and infrastructure impacts to improve the system's ability to prevent, withstand, mitigate and/or more promptly recover from resiliency events: distribution system resiliency, distribution system protection modernization, vegetation management, wildfire mitigation, flood mitigation, enhanced operations system technology, cybersecurity, and physical security resiliency. The SRP is subject to PUCT approval over 180 days as stated in Texas legislation. Recovery of investments and costs are permissible primarily through semi-annual DCRF filings, with deferral of depreciation and other certain expenses until recovery begins.

On December 11, 2024, TNMP filed an unopposed settlement with the PUCT. The settlement includes $565.8 million of capital investments over 2025 through 2027, reflecting 94% of TNMP’s proposed plan investments. The settlement also encompasses $128.2 million of operations and maintenance expenses associated with several programs, including vegetation management and wildfire mitigation.

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

Beginning February 2018, PNM’s NM 2016 Rate Case reflected the reduction in the federal and state corporate income tax rates, including amortization of excess deferred federal and state income taxes. In accordance with the order in that case and amortization requirements of the tax laws, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017. The remaining balance of the unprotected portion of excess deferred federal income taxes, which was being returned to customers over a period of approximately twenty-three years, will be returned over a five-year period when new rates go into effect from the 2024 Rate Change. Excess deferred state income taxes were returned to customers over a three-year period, which concluded in the first quarter of 2021. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. TXNM, PNM, and TNMP amortized federal excess deferred income taxes of $23.4 million, $20.8 million, and $2.6 million in 2024.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
TXNM
TXNM’s income taxes (benefits) consist of the following components:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current federal income tax	$—	$—	$—
Current state income tax (benefit)	(1,984)	(2,841)	1,597
Deferred federal income tax (benefit)	13,042	(11,503)	18,413
Deferred state income tax (benefit)	10,630	(825)	7,302
Amortization of accumulated investment tax credits	(170)	(1,181)	(1,182)
Total income taxes (benefits)	$21,518	$(16,350)	$26,130

TXNM’s provision for income taxes (benefits) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Federal income tax at statutory rates	$58,850	$19,011	$44,375
Amortization of accumulated investment tax credits	(170)	(1,181)	(1,182)
Amortization of excess deferred income tax	(23,362)	(22,859)	(23,599)
Flow-through of depreciation items	1,003	1,281	2,795
(Earnings) attributable to non-controlling interest in Valencia	(3,368)	(3,892)	(3,176)
State income tax (benefit), net of federal (benefit)	6,284	(2,239)	6,826
Allowance for equity funds used during construction	(3,756)	(3,145)	(2,898)
Allocation of tax (benefit) related to stock compensation awards	(17)	(261)	91
Non-deductible compensation	1,332	1,659	1,125
Non-deductible merger related costs	—	(1,959)	74
Sale of NMRD	(15,822)	—	—
R&D credit	(1,500)	(2,050)	(1,320)
Other	2,044	(715)	3,019
Total income taxes (benefits)	$21,518	$(16,350)	$26,130

Effective tax rate	7.68%	(18.06)%	12.37%

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
The components of TXNM’s net accumulated deferred income tax liability were:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss	$31,592	$16,833
Regulatory liabilities related to income taxes	82,702	90,461
Federal tax credit carryforwards	126,770	124,510
Regulatory disallowances	42,330	42,330
Regulatory liability SJGS retirement credits	40	28,797
Other	52,955	35,492
Total deferred tax assets	336,389	338,423
Deferred tax liabilities:
Depreciation and plant related	(794,203)	(738,078)
Investment tax credit	(81,068)	(95,046)
Regulatory assets related to income taxes	(84,053)	(80,643)
Pension	(41,383)	(41,141)
Regulatory asset for shutdown of SJGS Units 2 and 3	(20,860)	(22,454)
Regulatory asset SJGS energy transition property	(85,365)	(86,521)
Regulatory asset PVNGS investment	(21,044)	(20,503)
PVNGS trusts	(48,421)	(41,767)
Other	(59,384)	(57,550)
Total deferred tax liabilities	(1,235,781)	(1,183,703)
Net accumulated deferred income tax liabilities	$(899,392)	$(845,280)

The following table reconciles the change in TXNM’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2024
(In thousands)
Net change in deferred income tax liability per above table	$54,112
Change in tax effects of income tax related regulatory assets and liabilities	(11,629)
Amortization of excess deferred income tax	(23,362)
Tax effect of mark-to-market adjustments	4,802
Tax effect of excess pension liability	(421)
Adjustment for uncertain income tax positions	(135)
Reclassification of unrecognized tax benefits	135
Other	—
Deferred income tax (benefit)	$23,502

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
PNM

PNM’s income taxes (benefits) consist of the following components:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current federal income tax (benefit)	$(7,005)	$9,518	$(13,533)
Current state income tax (benefit)	(5,681)	(4,304)	3,244
Deferred federal income tax (benefit)	28,183	(22,951)	25,298
Deferred state income tax	13,890	1,150	4,361
Amortization of accumulated investment tax credits	(170)	(171)	(172)
Total income taxes (benefits)	$29,217	$(16,758)	$19,198

PNM’s provision for income taxes (benefits) differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Federal income tax at statutory rates	$49,868	$7,972	$29,026
Amortization of accumulated investment tax credits	(170)	(171)	(172)
Amortization of excess deferred income tax	(20,750)	(14,252)	(14,421)
Flow-through of depreciation items	796	1,114	2,641
(Earnings) attributable to non-controlling interest in Valencia	(3,368)	(3,892)	(3,176)
State income tax (benefit), net of federal (benefit)	6,594	(2,216)	5,694
Allowance for equity funds used during construction	(2,739)	(2,065)	(1,958)
Allocation of tax (benefit) related to stock compensation awards	(10)	(185)	65
Non-deductible compensation	822	1,015	701
Non-deductible merger costs	—	(33)	10
R&D credit	(1,450)	(2,000)	(1,300)
Other	(376)	(2,045)	2,088
Total income taxes (benefits)	$29,217	$(16,758)	$19,198

Effective tax rate	12.30%	(44.15)%	13.89%

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss	$—	$—
Regulatory liabilities related to income taxes	64,481	71,546
Federal tax credit carryforwards	93,481	80,586
Regulatory disallowance	42,330	42,330
Regulatory liability SJGS retirement credits	40	28,797
Other	35,650	35,993
Total deferred tax assets	235,982	259,252
Deferred tax liabilities:
Depreciation and plant related	(582,089)	(545,815)
Investment tax credit	(81,068)	(73,844)
Regulatory assets related to income taxes	(75,464)	(71,742)
Pension	(36,678)	(36,483)
Regulatory asset for shutdown of SJGS Units 2 and 3	(20,860)	(22,454)
Regulatory asset SJGS energy transition property	(85,365)	(86,521)
Regulatory asset PVNGS investment	(21,044)	(20,503)
PVNGS Trusts	(48,421)	(41,767)
Other	(41,211)	(44,160)
Total deferred tax liabilities	(992,200)	(943,289)
Net accumulated deferred income tax liabilities	$(756,218)	$(684,037)

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax (benefit) included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2024
(In thousands)
Net change in deferred income tax liability per above table	$72,181
Change in tax effects of income tax related regulatory assets and liabilities	(11,246)
Amortization of excess deferred income tax	(20,750)
Tax effect of mark-to-market adjustments	3,554
Tax effect of excess pension liability	(421)
Adjustment for uncertain income tax positions	(161)
Reclassification of unrecognized tax benefits	(1,254)
Deferred income tax (benefit)	$41,903
TNMP
TNMP’s income taxes consist of the following components:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current federal income tax	$(2,549)	$11,354	$17,055
Current state income tax	3,300	3,055	2,662
Deferred federal income tax (benefit)	26,363	2,917	(4,527)
Deferred state income tax (benefit)	—	(29)	(29)
Total income taxes	$27,114	$17,297	$15,161

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

TNMP’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Federal income tax at statutory rates	$27,435	$23,569	$22,560
Amortization of excess deferred income tax	(2,612)	(8,607)	(9,177)
State income tax, net of federal (benefit)	2,606	2,414	2,103
Allocation of tax (benefit) related to stock compensation awards	(4)	(77)	26
Non-deductible compensation	509	642	422
Transaction costs	—	3	1
Other	(820)	(647)	(774)
Total income taxes	$27,114	$17,297	$15,161

Effective tax rate	20.75%	15.41%	14.11%

The components of TNMP’s net accumulated deferred income tax liability were:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Regulatory liabilities related to income taxes	$18,221	$18,915
Other	4,522	5,534
Total deferred tax assets	22,743	24,449
Deferred tax liabilities:
Depreciation and plant related	(200,709)	(179,483)
Regulatory assets related to income taxes	(8,589)	(8,901)
Loss on reacquired debt	(4,981)	(5,254)
Pension	(4,706)	(4,659)
AMS	(2,709)	(2,613)
Other	(9,156)	(2,287)
Total deferred tax liabilities	(230,850)	(203,197)
Net accumulated deferred income tax liabilities	$(208,107)	$(178,748)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2024
(In thousands)
Net change in deferred income tax liability per above table	$29,359
Change in tax effects of income tax related regulatory assets and liabilities	(383)
Amortization of excess deferred income tax	(2,612)
Other	(1)
Deferred income tax	$26,363

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Other Disclosures

The Company is required to recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. A reconciliation of unrecognized tax benefits is as follows:

	TXNM	PNM	TNMP
	(In thousands)
Balance at December 31, 2021	$13,714	$10,771	$141
Additions based on tax positions related to 2021	1,444	1,437	7
Additions (reductions) for tax positions of prior years	(4)	(7)	3
Balance at December 31, 2022	15,154	12,201	151
Additions based on tax positions related to 2022	(277)	(294)	17
Additions (reductions) for tax positions of prior years	259	239	20
Balance at December 31, 2023	15,136	12,146	188
Additions (reductions) based on tax positions related to 2023	19	2	17
Additions for tax positions of prior years	(154)	(163)	9
Balance at December 31, 2024	$15,001	$11,985	$214

Included in the balance of unrecognized tax benefits at December 31, 2024 are $14.9 million, $11.9 million, and $0.2 million that, if recognized, would affect the effective tax rate for TXNM, PNM, and TNMP. The Company does not anticipate that any unrecognized tax expenses or unrecognized tax benefits will be reduced or settled in 2025.

TXNM, PNM, and TNMP had no estimated interest income or expense related to income taxes for the years ended December 31, 2024, 2023, and 2022. There was no accumulated accrued interest receivable or payable related to income taxes as of December 31, 2024 and 2023.

The Company files a federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2021 are closed to examination by either federal or state taxing authorities other than Arizona. The tax years prior to 2020 are closed to examination by Arizona taxing authorities. Other tax years are open to examination by federal and state taxing authorities and net operating loss carryforwards are open to examination for the years in which the carryforwards are utilized. At December 31, 2024, the Company has $186.2 million of federal net operating loss carryforwards that expire beginning in 2036 and $129.0 million of federal tax credit carryforwards that expire beginning in 2025. State net operating losses expire beginning in 2037 and vary from federal due to differences between state and federal tax law.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
Impairments of tax attributes after reflecting the expiration of carryforwards under applicable tax laws, net of federal tax benefit, for 2022 through 2024 are as follows:

	TXNM	PNM	TNMP
	(In thousands)
December 31, 2024:
Federal tax credit carryforwards	$131	$—	$—
Compensation expense	$(516)	$(335)	$(179)
December 31, 2023:
Federal tax credit carryforwards	$839	$(427)	$—
Compensation expense	$387	$246	$140
December 31, 2022:
Federal tax credit carryforwards	$187	$427	$—
Compensation expense	$199	$140	$59

The tax effect of compensation that is not expected to be deductible and impairments of unexpired tax credits are reflected as a valuation allowance against deferred tax assets. The reserve balances, after reflecting expiration of carryforwards under applicable tax laws, at December 31, 2024 and 2023 are as follows:

	TXNM	PNM	TNMP
	(In thousands)
December 31, 2024:
Federal tax credit carryforwards	$2,186	$—	$—
Compensation expense	$596	$394	$202
December 31, 2023:
Federal tax credit carryforwards	$2,055	$—	$—
Compensation expense	$1,112	$729	$381

(19) Goodwill

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by TXNM for its 2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired. In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill, were transferred to PNM. TXNM’s reporting units that currently have goodwill are PNM and TNMP.

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
December 31, 2024, 2023 and 2022
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

For its annual evaluations performed as of April 1, 2022, TXNM performed a qualitative analysis for both the PNM and TNMP reporting units. In addition to the typical considerations discussed above, the qualitative analysis considered changes in the Company’s expectations of future financial performance since the April 1, 2018 quantitative analysis and the previous qualitative analyses through April 1, 2021 performed for PNM, as well as the April 1, 2020 quantitative analysis and the previous qualitative analyses performed for TNMP. This analysis considered Company specific events such as the Merger, potential impacts of legal and regulatory matters discussed in Notes 16 and 17, including potential outcomes in PNM’s 2024 Rate Change, PNM’s San Juan Abandonment Application, PNM’s Four Corners Abandonment Application, PNM’s PVNGS Leased Interest Abandonment Application and other potential impacts of changes in PNM’s resource needs based on PNM’s 2020 IRP. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2022 carrying values of PNM and TNMP exceeded their fair value.

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

For its annual evaluations performed as of April 1, 2024, TXNM performed a quantitative analysis for the PNM reporting unit and a qualitative analysis for the TNMP reporting unit. The quantitative analysis, discussed above, indicated that the fair value of the PNM reporting unit, which has goodwill of $51.6 million, exceeded its carrying value by approximately 54%. The qualitative analysis, in addition to the typical considerations discussed above, considered changes in the Company’s expectations of future financial performance since the April 1, 2020 quantitative analysis and the previous qualitative analyses through April 1, 2023 performed for TNMP. This analysis considered events specific to TNMP such as the potential impacts of legal and regulatory matters discussed in Note 16 and Note 17. Based on an evaluation of these and other factors, the Company determined it was not more likely than not that the April 1, 2024 carrying values of PNM and TNMP exceeded their fair value. Since the April 1, 2024 annual evaluation, there have been no events or indications that the fair values of the reporting units with recorded goodwill have decreased below their carrying values.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
(20)Related Party Transactions

TXNM, PNM, TNMP, and NMRD are considered related parties, as is PNMR Services Company, a wholly-owned subsidiary of TXNM that provides corporate services to TXNM and its subsidiaries in accordance with shared services agreements. These services are billed at cost on a monthly basis to the business units. In addition, PNM purchases renewable energy from certain NMRD-owned facilities at a fixed price per MWh of energy produced. On February 27, 2024, PNMR Development and AEP OnSite Partners sold their respective interests in NMRD, and the table below reflects transactions with NMRD prior to the sale.

TXNM files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between TXNM and each of its affiliated companies. These agreements provide that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to TXNM. If there are net operating losses and/or tax credits, the subsidiary shall receive payment for the tax savings from TXNM to the extent that TXNM is able to utilize those benefits.

See Note 7 for information on intercompany borrowing arrangements. The table below summarizes the nature and amount of related party transactions of TXNM, PNM and TNMP:

	Year Ended December 31,
	2024	2023	2022
		(In thousands)
Services billings:
TXNM to PNM	$132,209	$124,321	$115,415
TXNM to TNMP	53,166	47,470	42,293
PNM to TNMP	440	349	411
TNMP to TXNM	114	141	141
TNMP to PNM	497	—	—
TXNM to NMRD	66	333	308
Renewable energy purchases:
PNM from NMRD	1,523	12,717	11,795
Interest billings:
TXNM to PNM	142	23	13
PNM to TXNM	612	582	249
TXNM to TNMP	210	129	166
Income tax sharing payments:
TXNM to PNM	2,351	5,338	—
PNM to TXNM	—	—	11,602
TNMP to TXNM	10,312	15,749	8,341

(21) Equity Method Investment

In September 2017, PNMR Development and AEP OnSite Partners created NMRD to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. PNMR Development and AEP OnSite Partners each had a 50% ownership interest in NMRD.

On December 22, 2023, PNMR Development and AEP Onsite reached agreement with Exus New Mexico, LLC, a subsidiary of Exus North America Holdings, LLC, for the sale of NMRD and its subsidiaries, pursuant to a Membership Interest Purchase Agreement, dated December 22, 2023 (“MIPA”). Closing occurred on February 27, 2024, with PNMR Development receiving net proceeds of $117.0 million and recognized an after-tax gain of $4.4 million, which includes the recognition of deferred investment tax credits of $15.7 million.

TXNM accounted for its investment in NMRD using the equity method of accounting because TXNM’s ownership interest results in significant influence, but not control, over NMRD and its operations. TXNM recorded as income its percentage share of earnings or loss of NMRD and carried its investment at cost, adjusted for its share of undistributed earnings or losses.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
During 2024, 2023 and 2022 PNMR Development and AEP OnSite Partners each made cash contributions of $12.6 million, $26.3 million and zero to NMRD.

TXNM presented its share of net earnings from NMRD in other income on the Consolidated Statements of Earnings. Summarized financial information for NMRD is as follows:

	December 31,
	2024	2023	2022
	(In thousands)
Operating revenues	$3,204	$13,629	$12,505
Operating expenses	3,378	8,228	9,591
Net earnings	$(174)	$5,401	$2,914

	Financial Position
	December 31,
	2024	2023
	(In thousands)
Current assets	$—	$2,589
Net property, plant, and equipment	—	235,791
Non-current assets	—	1,849
Total assets	—	240,229
Current liabilities	—	730
Non-current liabilities	—	358
Owners’ equity	$—	$239,141

SCHEDULE I
TXNM ENERGY, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Operating Revenues	$—	$—	$—
Operating Expenses	9,406	4,972	6,199
Operating (loss)	(9,406)	(4,972)	(6,199)
Other Income and Deductions:
Equity in earnings of subsidiaries	299,867	133,628	197,860
Other income	1,427	2,245	663
Net other income and (deductions)	301,294	135,873	198,523
Interest Charges	64,916	58,934	30,430
Earnings Before Income Taxes	226,972	71,967	161,894
Income Tax (Benefit)	(15,182)	(15,851)	(7,636)
Net Earnings	$242,154	$87,818	$169,530

SCHEDULE I
TXNM ENERGY, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash Flows From Operating Activities:
Net Cash Flows From Operating Activities	$(36,927)	$(31,368)	$(10,261)
Cash Flows From Investing Activities:
Additions to non-utility plant	839	1,138	1,136
Investments in subsidiaries	(112,000)	(85,500)	(70,200)
Cash dividends from subsidiaries	153,000	—	153,500
Net cash flows from investing activities	41,839	(84,362)	84,436
Cash Flows From Financing Activities:
Short-term borrowings (repayments) -affiliate, net	21,100	(5,300)	(700)
Revolving credit facility borrowings	822,000	837,000	640,400
Revolving credit facility repayments	(797,400)	(777,100)	(685,900)
Long-term borrowings	550,000	500,000	100,000
Repayment of long-term debt	(539,000)	(500,000)	—
Issuance of common stock	98,601	198,177	—
Awards of common stock	(8,460)	(9,646)	(7,980)
Dividends paid	(139,811)	(126,177)	(119,311)
Other, net	(11,945)	(1,221)	(686)
Net cash flows from financing activities	(4,915)	115,733	(74,177)

Change in Cash and Cash Equivalents	(3)	3	(2)
Cash and Cash Equivalents at Beginning of Period	64	61	63
Cash and Cash Equivalents at End of Period	$61	$64	$61

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$71,917	$47,122	$29,904
Income taxes paid (refunded), net	$(1,707)	$350	$(2,500)

SCHEDULE I
TXNM ENERGY, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands)
Assets
Cash and cash equivalents	$61	$64
Intercompany receivables	—	55,575
Derivative instruments	—	7,172
Income taxes receivable	15,326	8,266
Other current assets	15	133
Total current assets	15,402	71,210
Property, plant and equipment, net of accumulated depreciation of $19,650 and $18,810	19,536	20,374
Investment in subsidiaries	3,625,611	3,345,400
Other long-term assets	48,312	44,628
Total long-term assets	3,693,459	3,410,402
	$3,708,861	$3,481,612
Liabilities and Stockholders’ Equity
Short-term debt	93,900	69,300
Short-term debt-affiliate	30,319	9,219
Current installments of long-term debt	50,967	—
Intercompany payables	1,999	—
Accrued interest and taxes	6,428	14,650
Dividends declared	36,757	34,953
Other current liabilities	571	184
Total current liabilities	220,941	128,306
Long-term debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	948,731	999,151
Other long-term liabilities	2,803	5,062
Total liabilities	1,172,475	1,132,519
Common stock (no par value; 200,000,000 and $120,000,000 shares authorized; issued and outstanding 92,659,335 and 90,200,384 shares)	1,724,444	1,624,823
Accumulated other comprehensive income (loss), net of income taxes	(75,708)	(62,840)
Retained earnings	887,650	787,110
Total common stockholders’ equity	2,536,386	2,349,093
	$3,708,861	$3,481,612
See Notes 7, 8, 11, and 16 for information regarding commitments, contingencies, and maturities of long-term debt.

SCHEDULE II
TXNM ENERGY, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for credit losses, year ended December 31:
2022	$7,265	$3,758	$—	$6,098	$4,925
2023	$4,925	$3,585	$—	$5,122	$3,388
2024	$3,388	$4,184	$—	$6,174	$1,398

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
		(In thousands)
Allowance for credit losses, year ended December 31:
2022	$7,265	$3,758	$—	$6,098	$4,925
2023	$4,925	$3,549	$—	$5,086	$3,388
2024	$3,388	$4,184	$—	$6,174	$1,398

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other	Balance at end of year
(In thousands)
Allowance for credit losses, year ended December 31:
2022	$—	$—	$—	$—	$—
2023	$—	$36	$—	$36	$—
2024	$—	$—	$—	$—	$—

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES

TXNM
(a) Evaluation of disclosure controls and procedures.
As of the end of the period covered by this annual report, TXNM conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report.
(b) Management’s report on internal control over financial reporting.
“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein. TXNM’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, as an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal controls.
There have been no changes in TXNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, TXNM’s internal control over financial reporting.
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

(c) Changes in internal controls.

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

C - 1

(c) Changes in internal controls.

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Reference is hereby made to “Proposal 1: Elect as Directors the Director Nominees Named in the Proxy Statement” in TXNM’s Proxy Statement relating to the annual meeting of shareholders to be held on May 13, 2025 (the “2025 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after December 31, 2024, to PART I, SUPPLEMENTAL ITEM – “INFORMATION ABOUT EXECUTIVE OFFICERS OF TXNM ENERGY, INC.” in this Form 10-K, “Information About Our Corporate Governance – Code of Ethics,” and “Additional Information About Our Board and Board Committees – Board Committees and their Functions” – “Nominating and Governance Committee” in the 2025 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its website. Information about the Company’s website is included under PART I, ITEM 1 – “WEBSITES” in this Form 10-K.
We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards, In addition, with regard to the Company’s trading in its own securities it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

ITEM 11.EXECUTIVE COMPENSATION
Reference is hereby made to “Director Compensation” and “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Pay Versus Performance” in the 2025 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is hereby made to “Ownership of Our Common Stock – Largest Shareholders” and “– Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the 2025 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is hereby made to “Information About Our Corporate Governance – Director Independence” and “– Related Person Transaction Policy” in the 2025 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2025 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2025 Proxy Statement for TXNM. All such fees are fees of TXNM. TXNM charges a management fee to PNM and TNMP that includes an allocation of independent auditor fees.
C - 2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Part II, Item 8.

(a) - 2.	Financial Statement Schedules for the years 2024, 2023, and 2022 are omitted for the reason that they are not required, or the information is otherwise supplied under Part II, Item 8.

(a) - 3.	Exhibits:

The documents listed below are being filed herewith or have been previously filed on behalf of TXNM, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant (s) File No:

Articles of Incorporation and By-laws
3.1	Restated Articles of Incorporation of TXNM Energy, Inc.	3.1 to TXNM’s Current Report on Form 8-K filed August 6, 2024	1-32462 TXNM

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of TXNM Energy, Inc. with all amendments to and including August 2, 2024	3.2 to TXNM’s Current Report on Form 8-K filed August 6, 2024	1-32462 TXNM

3.5	Bylaws of PNM, with all amendments to and including July 1, 2022	3.5 to PNM’s Current Report on Form 8-K filed July 1, 2022	1-6986 PNM

3.6	Bylaws of TNMP with all amendments to and including June 18, 2013	3.6 to TNMP’s Current Report on Form 8-K filed June 20, 2013	2-97230 TNMP

Securities Instruments‡
TXNM
4.1	Description of TXNM Energy, Inc. Securities	Filed herewith	1-32462 TXNM

4.2	Indenture, dated as of March 15, 2005, between TXNM and JPMorgan Chase Bank, N.A., as Trustee	10.2 to TXNM’s Current Report on Form 8-K filed March 31, 2005	1-32462 TXNM

4.3	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among TXNM, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 15, 2005 TXNM Indenture)	4.1 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-32462 TXNM

4.4	Indenture for TXNM Energy, Inc.’s 5.75% Junior Subordinated Convertible Notes due 2054, dated as of June 10, 2024, by and between TXNM Energy, Inc. and Computershare Trust Company, N.A., as trustee	4.1 to TXNM’s Current Report on Form 8-K filed June 10, 2024	1-32462 TXNM

4.5	Indenture for TXNM Energy, Inc.’s 5.75% Junior Subordinated Notes due 2054, dated as of June 10, 2024, by and between TXNM Energy, Inc. and Computershare Trust Company, N.A., as trustee	4.2 to TXNM’s Current Report on Form 8-K filed June 10, 2024	1-32462 TXNM
PNM
4.6	Description of Public Service Company of New Mexico Securities	4.2 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2019	1-6986 PNM

4.7	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.8	Sixth Supplemental Indenture, dated as of May 1, 2003, supplemental to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee (PVNGS Maricopa PCRBs, Series 2003A)	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.9
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
		10.2 to PNM’s Current Report on Form 8-K/A filed July 29, 2010	1-6986 PNM

4.11	Agreement of Resignation, Appointment and Acceptance effective as of May 1, 2011, among PNM, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 11, 1998 PNM Indenture)	4.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-6986 PNM

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
		4.2 to PNM’s Current Report on Form 8-K filed August 11, 2015	1-6986 PNM

TNMP
4.16	First Mortgage Indenture dated as of March 23, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.18	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among TNMP, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 23, 2009 TNMP Indenture)	4.4 to TNMP’s Quarterly Report Form 10-Q for the quarter ended June 30, 2011	2-97230 TNMP

4.19	Fifth Supplemental Indenture dated as of April 3, 2013 between TNMP and Union Bank, N.A., as Trustee ($93,198,000 of 6.95% First Mortgage Bonds due 2043, Series 2013A)	4.1 to TNMP’s Current Report on Form 8-K filed April 3, 2013	2-97230 TNMP

4.20	Seventh Supplemental Indenture dated as of February 10, 2016 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.53% First Mortgage Bonds due 2026, Series 2016A)	4.1 to TNMP’s Current Report on Form 8-K filed February 10, 2016	2-97230 TNMP

4.21	Eighth Supplemental Indenture dated as of August 24, 2017 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.22% First Mortgage Bonds due 2028, Series 2017A)	4.1 to TNMP’s Current Report on Form 8-K filed August 24, 2017	2-97230 TNMP

4.22	Ninth Supplemental Indenture dated as of June 28, 2018 between TNMP and MUFG Union Bank, N.A., as Trustee ($60,000,000 of 3.85% First Mortgage Bonds due 2028, Series 2018A)	4.1 to TNMP’s Current Report on Form 8-K filed July 2, 2018	2-97230 TNMP

4.23
Tenth Supplemental Indenture dated as of March 29, 2019 between TNMP and MUFG Union Bank, N.A., as Trustee ($75,000,000 of 3.79% First Mortgage Bonds due 2034, Series 2019B, $75,000,000 of 3.92% First Mortgage Bonds due 2039, Series 2019C, $75,000,000 of 4.06% First Mortgage Bonds due 2044, Series 2019D)
		4.1 to TNMP’s Current Report on Form 8-K filed March 29, 2019	2-97230 TNMP

4.24	Eleventh Supplemental Indenture dated as of July 1, 2019 between TNMP and MUFG Union Bank, N.A., as Trustee ($80,000,000 of 3.60% First Mortgage Bonds due 2029, Series 2019A)	4.1 to TNMP’s Current Report on Form 8-K filed July 1, 2019	2-97230 TNMP

4.25
Twelfth Supplemental Indenture, dated as of April 24, 2020, between TNMP and MUFG Union Bank, N.A., as Trustee ($85,000,000 of 2.73% First Mortgage Bonds due 2030, Series 2020A, $25,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020B)
		4.1 to TNMP’s Current Report on Form 8-K filed April 24, 2020	2-97230 TNMP

4.26
Thirteenth Supplemental Indenture, dated as of July 15, 2020, between TNMP and MUFG Union Bank, N.A., as Trustee ($25,000,000 of 2.93% First Mortgage Bonds due 2035, Series 2020C, $50,000,000 of 3.36% First Mortgage Bonds due 2050, Series 2020D)
		4.1 to TNMP’s Current Report on Form 8-K filed July 15, 2020	2-97230 TNMP

4.27	Fourteenth Supplemental Indenture, dated as of August 16, 2021, between TNMP and U.S. Bank National Association, as Trustee ($65,000,000 of 2.44% First Mortgage Bonds due 2035, Series 2021A)	4.1 to TNMP’s Current Report on Form 8-K filed August 16, 2021	2-97230 TNMP

4.28
Fifteenth Supplemental Indenture, dated as of May 12, 2022, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($65,000,000 of 4.13% First Mortgage Bonds due 2052, Series 2022A)
		4.1 to TNMP’s Current Report on Form 8-K filed May 16, 2022	2-97230 TNMP

4.29	Sixteenth Supplemental Indenture, dated as of May 13, 2022, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($100,000,000 of First Mortgage Bonds, Series 2022B)	4.3 to TNMP’s Current Report on Form 8-K filed May 16, 2022	2-97230 TNMP

4.30
Seventeenth Supplemental Indenture, dated as of July 28, 2022, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($95,000,000 of 3.81% First Mortgage Bonds due 2032, Series 2022C)
		4.1 to TNMP’s Current Report on Form 8-K filed July 28, 2022	2-97230 TNMP

4.31
Eighteenth Supplemental Indenture, dated as of April 28, 2023, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($130,000,000 of 5.01% First Mortgage Bonds due 2033, Series 2023A)
		4.1 to TNMP’s Current Report on Form 8-K filed April 28, 2023	2-97230 TNMP

4.32
Nineteenth Supplemental Indenture, dated as of July 28, 2023, between TNMP and U.S. Bank Trust Company, National Association, as trustee ($55,000,000 of 5.47% First Mortgage Bonds due 2053, Series 2023B)
		4.1 to TNMP’s Current Report on Form 8-K filed July 28, 2023	2-97230 TNMP

4.33	Twentieth Supplemental Indenture, dated as of March 28, 2024, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 28, 2024	2-97230 TNMP

4.34	Twenty-First Supplemental Indenture, dated as of April 1, 2024, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed April 1, 2024	2-97230 TNMP

4.35	Twenty-Second Supplemental Indenture, dated as of July 1, 2024, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed July 1, 2024	2-97230 TNMP

4.36	Twenty-Third Supplemental Indenture, dated as of February 14, 2025, between Texas-New Mexico Power Company and U.S. Bank Trust Company, National Association, as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed February 14, 2025	2-97230 TNMP
Material Contracts
10.1
Distribution Agreement, dated May 6, 2024, by and among TXNM Energy, Inc., BofA Securities, Inc., Citigroup Global Markets Inc., MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC (each as sales agent) and Bank of America, N.A., Citibank, N.A., MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, N.A. (each as forward purchaser)
		10.1 to TXNM’s Current Report on Form 8-K filed May 6, 2024	1-32462 TXNM

10.2
Amendment No. 1 to the Distribution Agreement, dated August 5, 2024, by and among BofA Securities, Inc., Citigroup Global Markets Inc., MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital, Bank of America, N.A., Citibank, N.A., MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, Wells Fargo Bank, N.A., and TXNM Energy
		10.2 to TXNM’s Current Report on Form 8-K filed August 5, 2024	1-32462 TXNM

10.3	Term Loan Agreement, dated as of June 30, 2023 by and among TXNM, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	10.1 to TXNM’s Current Report on Form 8-K filed July 3, 2023	1-32462 TXNM

10.4	Amended and Restated Term Loan Agreement, dated as of May 20, 2022, among TXNM, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	10.1 to TXNM’s Current Report on Form 8-K filed May 24, 2022	1-32462 TXNM

10.5	First Amendment to Amended and Restated Term Loan Agreement, dated July 25, 2023, among TXNM the lender party thereto and Wells Fargo Bank, National Association, as administrative agent	10.1 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023	1-32462 TXNM

10.6	Twelfth Amendment to and Restatement of Credit Agreement, dated April 1, 2024, among TXNM, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent	10.1 to TXNM’s Current Report on Form 8-K filed April 1, 2024	1-32462 TXNM

10.7	Seventh Amendment to and Restatement of Credit Agreement, dated as of April 1, 2024, among PNM, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent	10.2 to PNM’s Current Report on Form 8-K filed April 1, 2024	1-6986 PNM

10.8
Term Loan Agreement, dated as of January 21, 2025, among Public Service Company of New Mexico, the lender parties thereto and Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent
		10.1 to PNM’s Current Report on Form 8-K filed January 22, 2025	1-6986 PNM

10.9	Term Loan Agreement, dated as of May 10, 2024, among PNM, the lenders party thereto and U.S. Bank National Association, as Administrative Agent	10.1 to PNM’s Current Report on Form 8-K filed May 10, 2024	1-6986 PNM

10.10	Term Loan Agreement, dated as of August 5, 2022, among PNM, the lender parties thereto and Royal Bank of Canada, as administrative agent	10.1 to PNM’s Current Report on Form 8-K filed August 5, 2022	1-6986 PNM

10.11	Note Purchase Agreement dated July 28, 2017 between PNM and the purchasers named therein (PNM 2018 SUNs, Series A-H)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017	1-6986 PNM

10.12	Note Purchase Agreement dated April 30, 2020 between PNM and the purchasers named therein (PNM 2020 SUNs, Series A-B)	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020	1-6986 PNM

10.13	Note Purchase Agreement, dated July 14, 2021, between PNM and the purchasers named therein (PNM 2021 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed July 14, 2021	1-6986 PNM

10.14	Note Purchase Agreement, dated September 23, 2021, between PNM and the purchasers named therein (PNM September 2021 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed September 23, 2021	1-6986 PNM

10.15	Note Purchase Agreement, dated April 28, 2023, between PNM and the purchasers named therein (PNM 2023 SUNs, Series A-B)	10.1 to PNM’s Current Report on Form 8-K filed April 28, 2023	1-6986 PNM

10.16	Credit Agreement, dated as of April 1, 2024, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent	10.3 to TNMP’s Current Report on Form 8-K filed April 1, 2024	2-97230 TNMP

10.17	Bond Purchase Agreement dated December 17, 2015 between TNMP and the purchasers named therein (for $60,000,000 3.53% First Mortgage Bonds, due 2026, Series 2016A)	10.1 to TNMP’s Current Report on Form 8-K filed December 21, 2015	2-97230 TNMP

10.18	Bond Purchase Agreement dated June 14, 2017 between TNMP and the purchasers named therein (for $60,000,000 3.22% First Mortgage Bonds due 2027, Series 2017A)	10.1 to TNMP’s Current Report on Form 8-K filed June 14, 2017	2-97230 TNMP

10.19	Bond Purchase Agreement dated June 28, 2018 between TNMP and the purchasers named therein ($60,000,000 of 3.85% First Mortgage Bonds due 2028, Series 2018A)	10.1 to TNMP’s Current Report on Form 8-K filed July 2, 2018	2-97230 TNMP

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
		10.1 to TNMP’s Current Report on Form 8-K filed April 24, 2020	2-97230 TNMP

10.22	Bond Purchase Agreement dated July 14, 2021, between TNMP and the purchasers named therein ($65,000,000 of 2.44% First Mortgage Bonds, due 2035, Series 2021A)	10.2 to TNMP’s Current Report on Form 8-K filed July 14, 2021	2-97230 TNMP

10.23
Bond Purchase Agreement dated April 27, 2022 between TNMP and the purchasers named therein ($65,000,000 of 4.13% First Mortgage Bonds due 2052, Series 2022A, $95,000,000 of 3.81% First Mortgage Bonds due 2032, Series 2022C)
		10.9 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	2-97230 TNMP

10.24
Bond Purchase Agreement, dated April 28, 2023 between TNMP and the purchasers named therein ($130,000,000 of 5.01% First Mortgage Bonds due 2033, Series 2023A, $55,000,000 of 5.47% First Mortgage Bonds due 2053, Series 2023B)
		10.2 to TNMP’s Current Report on Form 8-K filed April 28, 2023	2-97230 TNMP

10.25
Bond Purchase Agreement, dated March 28, 2024, between Texas-New Mexico Power Company and the purchasers named therein ($32,000,000 of 5.26% First Mortgage Bonds due 2029, Series 2024A, $85,000,000 of 5.55% First Mortgage Bonds due 2036, Series 2024B, $40,000,000 of 5.65% First Mortgage Bonds due 2039, Series 2024D, $128,000,000 of 5.79% First Mortgage Bonds due 2054, Series 2024E)
		10.1 to TNMP’s Current Report on Form 8-K filed March 28, 2024	2-97230 TNMP

10.26	Bond Purchase Agreement, dated February 14, 2025, between Texas-New Mexico Power Company and the purchasers named therein ($140,000,000 of 5.19% First Mortgage Bonds due 2031, Series 2025A)	10.1 to TNMP’s Current Report on Form 8-K filed February 14, 2025	2-97230 TNMP

10.27**	2014 Performance Equity Plan dated May 15, 2014	4.3 to TXNM’s Form S-8 Registration Statement filed May 15, 2014	333-195974 TXNM

10.28**	First Amendment to 2014 Performance Equity Plan	99.1 to TXNM’s Current Report on Form 8-K filed December 15, 2015	1-32462 TXNM

10.29**	Second Amendment to 2014 Performance Equity Plan effective January 1, 2017	10.2 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 TXNM

10.30**	2023 Performance Equity Plan dated May 16, 2023	4.3 to TXNM’s Form S-8 Registration Statement filed May 16, 2023	333-195974 TXNM

10.31**	First Amendment to TXNM 2023 Performance Equity Plan effective December 18, 2024	Filed herewith	333-195974 TXNM

10.32**	2023 Officer Annual Incentive Plan dated April 19, 2023	10.1 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	1-32462 TXNM

10.33**	TXNM 2024 Officer Annual Incentive Plan dated May 1, 2024	10.7 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024	1-32462 TXNM

10.34**	First Amendment, dated September 12, 2024, to TXNM 2024 Officer Annual Incentive Plan	10.1 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	1-32462 TXNM

10.35**	Second Amendment, dated December 18, 2024, to TXNM 2024 Officer Annual Incentive Plan	Filed herewith	333-195974 TXNM

10.36**	2019 Long-Term Incentive Plan dated March 28, 2019	10.2 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019	1-32462 TXNM

10.37**	First Amendment to 2019 Long-Term Incentive Plan executed December 28, 2020	10.2 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 TXNM

10.38**	Second Amendment dated March 29, 2021 to 2019 Long-Term Incentive Plan	10.4 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 TXNM

10.39**	2020 Long-Term Incentive Plan dated March 30, 2020	10.9 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020	1-32462 TXNM

10.40**	First Amendment to 2020 Long-Term Incentive Plan executed December 28, 2020	10.6 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 TXNM

10.41**	Second Amendment dated March 29, 2021 to 2020 Long-Term Incentive Plan	10.5 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 TXNM

10.42**	Letter Amendment to 2020 Long-Term Incentive Plan for Charles Eldred, effective December 4, 2020	10.3 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 TXNM

10.43**	Second Letter Amendment to 2020 Long-Term Incentive Plan for Charles Eldred, effective March 1, 2022	10.5 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 TXNM

10.44**	Letter Amendment to 2020 Long-Term Incentive Plan for Patricia Collawn, effective December 4, 2020	10.4 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 TXNM

10.45**	Second Letter Amendment to 2020 Long-Term Incentive Plan for Patricia Collawn, effective March 1, 2022	10.6 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 TXNM

10.46**	Letter Amendment to 2020 Long-Term Incentive Plan for Patrick Apodaca, effective December 4, 2020	10.5 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 TXNM

10.47**	Second Letter Amendment to 2020 Long-Term Incentive Plan for Patrick Apodaca, effective March 1, 2022	10.7 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 TXNM

10.48**	Third Amendment dated July 7, 2022 to 2020 Long-Term Incentive Plan	10.4 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 TXNM

10.49**	2021 Long-Term Incentive Plan dated March 29, 2021	10.2 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021	1-32462 TXNM

10.50**	First Amendment dated April 19, 2022 to 2021 Long-Term Incentive Plan	10.4 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 TXNM

10.51**	Second Amendment dated July 7, 2022 to 2021 Long-Term Incentive Plan	10.3 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 TXNM

10.52**	2022 Long-Term Incentive Plan dated April 19, 2022	10.3 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 TXNM

10.53**	First Amendment dated July 7, 2022 to 2022 Long-Term Incentive Plan	10.2 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022	1-32462 TXNM

10.54**	Second Amendment dated September 12, 2024 to TXNM 2022 Long-Term Incentive Plan	10.4 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	1-32462 TXNM

10.55**	Third Amendment, dated December 18, 2024 to TXNM 2022 Long-Term Incentive Plan	Filed herewith	333-195974 TXNM

10.56**	2023 Long-Term Incentive Plan dated April 19, 2023	10.2 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	1-32462 TXNM

10.57**	First Amendment dated May 1, 2024 to 2023 Long-Term Incentive Plan	10.6 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024	1-32462 TXNM

10.58**	Second Amendment dated September 12, 2024 to TXNM 2023 Long-Term Incentive Plan	10.3 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	1-32462 TXNM

10.59**	Third Amendment, dated December 18, 2024 to TXNM 2023 Long-Term Incentive Plan	Filed herewith	333-195974 TXNM

10.60**	TXNM 2024 Long-Term Incentive Plan dated May 1, 2024	10.5 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024	1-32462 TXNM

10.61**	First Amendment dated September 12, 2024 to TXNM 2024 Long-Term Incentive Plan	10.2 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	1-32462 TXNM

10.62**	Second Amendment, dated December 18, 2024 to TXNM 2024 Long-Term Incentive Plan	Filed herewith	333-195974 TXNM

10.63**	TXNM Director Deferred Stock Rights Program effective December 18, 2024	Filed herewith	333-195974 TXNM

10.64**	Acknowledgement Form for officer restricted stock rights and awards granted under the 2014 Performance Equity Plan dated May 15, 2014	10.4.2 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 TXNM

10.65**	2021 Director Compensation Summary	10.1 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 TXNM

10.66**	2022 Director Compensation Summary	10.1 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-32462 TXNM

10.67**	Acknowledgement Form with attached Terms and Conditions for restricted stock rights granted to directors on and after 2018 under the 2014 Performance Equity Plan dated May 15, 2014	10.5 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 TXNM

10.68**	Acknowledgement Form with attached Terms and Conditions for restricted stock rights granted to directors on and after 2023 under the 2023 Performance Equity Plan dated May 16, 2023	10.59 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2023	1-32462 TXNM

10.69**	Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to TXNM’s Current Report on Form 8-K filed March 1, 2011	1-32462 TXNM

10.70**	First Amendment to Executive Spending Account Plan effective January 1, 2011	10.7 to TXNM’s Current Report on Form 10-K for the year ended December 31, 2016	1-32462 TXNM

10.71**	Second Amendment to Executive Spending Account executed December 13, 2017	10.2 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2017	1-32462 TXNM

10.72**	Third Amendment to Executive Spending Account effective February 22, 2018	10.3 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	1-32462 TXNM

10.73**	Executive Savings Plan II (amended and restated effective January 1, 2015)	10.1.2 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2014	1-32462 TXNM

10.74**	First Amendment to Executive Savings Plan II executed April 15, 2016	10.7 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	1-32462 TXNM

10.75**	Second Amendment to Executive Savings Plan II executed December 28, 2020	10.7 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2020	1-32462 TXNM

10.76**	Third Amendment to Executive Savings Plan II executed December 18, 2024	Filed herewith	333-195974 TXNM

10.77**	Summary of Officer Paid Time Off Program	10.6 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2016	1-32462 TXNM

10.78**	Non-Union Severance Pay Plan effective December 1, 2021	10.53 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2021	1-32462 TXNM

10.79**	First Amendment to Non-Union Severance Pay Plan effective April 17, 2024	Filed herewith	333-195974 TXNM

10.80**	Officer Retention Plan executed October 20, 2020, as amended and restated effective as of October 20, 2020	10.3 to TXNM’s Current Report on Form 8-K filed October 21, 2020	1-32462 TXNM

10.81**	Employee Retention Agreement, executed November 11, 2020 for Elisabeth A. Eden	10.65 to TXNM’s Annual Report on Form 10-K filed February 28, 2023	1-32462 TXNM

10.82**	First Amendment to Employee Retention Agreements, executed January 20, 2022 for Elisabeth A. Eden	10.66 to TXNM’s Annual Report on Form 10-K filed February 28, 2023	1-32462 TXNM

10.83**	Sign-on Equity Grant Restricted Stock Rights Award Agreement, executed September 6, 2024 for Brian G. Iverson	10.5 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	1-32462 TXNM

10.84**	Officer Life Insurance Plan dated April 28, 2004	10.24.1 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 TXNM

10.85**	First Amendment to Officer Life Insurance Plan dated December 16, 2004	10.27 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2004	333-32170 TXNM

10.86**	Second Amendment to Officer Life Insurance Plan executed April 5, 2007	10.5 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 TXNM

10.87**	Third Amendment to the Officer Life Insurance Plan effective January 1, 2009	10.10 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 TXNM

10.88**	Fourth Amendment to the Officer Life Insurance Plan effective January 1, 2009	10.15 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 TXNM

10.89**	Fifth Amendment to the Officer Life Insurance Plan executed December 16, 2011	10.5 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 TXNM

10.90**	Officer Financial Counseling Program offered by AYCO, a Goldman Sachs Company, effective January 9, 2020	10.61 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2021	1-32462 TXNM

10.91**	Officers Long Term Disability Coverage Description for Prudential Policy effective January 1, 2012	10.8 to TXNM’s Annual Report on Form 10-K for the year ended December 31, 2016	333-32170 TXNM

10.92**	Form of Amended and Restated Indemnity Agreement for officers and directors approved July 23, 2019	10.1 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	1-32462 TXNM

10.93**	Employee Retention Agreement, executed December 4, 2023 for Joseph D. Tarry	10.81 to TXNM’s Annual Report on Form 10-K filed for the year ended December 31, 2023	1-32462 TXNM

10.94**	Employee Retention Agreement, executed December 5, 2023 for Patricia K. Collawn	10.82 to TXNM’s Annual Report on Form 10-K filed for the year ended December 31, 2023	1-32462 TXNM

10.95**	Employee Retention Agreement, executed December 5, 2023 for Patrick V. Apodaca	10.83 to TXNM’s Annual Report on Form 10-K filed for the year ended December 31, 2023	1-32462 TXNM

10.96	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.97
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.98	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.99	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.100	Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973	5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.101	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.102	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for year ended December 31, 1991	1-6986 PNM

10.103	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for year ended December 31, 1993	1-6986 PNM

10.104	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1994	1-6986 PNM

10.105	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for year ended December 31, 1995	1-6986 PNM

10.106	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.107	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the year ended December 31, 1990	1-6986 PNM

10.108	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2000	1-6986 PNM

10.109	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 13, 2011	10.1 to PNM’s Current Report on Form 8-K filed March 1, 2011	1-6986 PNM

10.110	Amendment No. 16, effective as of April 28, 2014, to the Arizona Nuclear Power Project Participation Agreement	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	1-6986 PNM

10.111	Master Nuclear Decommissioning Trust Fund Agreement for Palo Verde Nuclear Generating Station between Public Service Company of New Mexico and The Northern Trust Company, dated June 4, 2024	Filed herewith	1-6986 PNM

10.112	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.113	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of TXNM and TNMP for approval of the TNP acquisition	10.134 to TXNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 TXNM/ TNMP

Policies
19.1	Insider Trading Policy	Filed herewith	1-32462 TXNM
Subsidiaries
21	Certain subsidiaries of TXNM	Filed herewith	1-32462 TXNM

Auditor Consents

23.1	Consent of KPMG LLP for TXNM Energy, Inc.	Filed herewith	1-32462 TXNM

23.2	Consent of KPMG LLP for Public Service Company of New Mexico	Filed herewith	1-6986 PNM

Officer Certifications

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-32462 TXNM

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-32462 TXNM

31.3	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-6986 PNM

31.4	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-6986 PNM

31.5	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	2-97230 TNMP

31.6	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	2-97230 TNMP

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-32462 TXNM

32.2	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	1-6986 PNM

32.3	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	2-97230 TNMP

Additional Exhibits
97	TXNM Compensation Recoupment Policy (Clawback Policy)	97 to TXNM’s Annual Report on Form 10-K filed for the year ended December 31, 2023	1-32462 TXNM

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
		10.6 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-6986 PNM

XBRL Exhibits

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document	Filed herewith	1-32462 TXNM/PNM/ TNMP

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith	1-32462 TXNM/PNM/ TNMP

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	1-32462 TXNM/PNM/ TNMP

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	1-32462 TXNM/PNM/ TNMP

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	1-32462 TXNM/PNM/ TNMP

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	1-32462 TXNM/PNM/ TNMP

104	Cover Page Inline XBRL File (included in Exhibits 101)	Filed herewith	1-32462 TXNM/PNM/ TNMP
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

TXNM Energy, INC.
(Registrant)

Date:	February 28, 2025	By	/s/ P. K. Collawn
P. K. Collawn
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	February 28, 2025
P. K. Collawn
Chairman and Chief Executive Officer

/s/ E. A. Eden	Principal Financial Officer	February 28, 2025
E. A. Eden
Senior Vice President and Chief Financial Officer

/s/ G. R. Bischoff	Principal Accounting Officer	February 28, 2025
G. R. Bischoff
Vice President and Corporate Controller

/s/ V.A. Bailey	Director	February 28, 2025
V.A. Bailey

/s/ N.P. Becker	Director	February 28, 2025
N. P. Becker

/s/ E. R. Conley	Director	February 28, 2025
E. R. Conley

/s/ A. J. Fohrer	Director	February 28, 2025
A. J. Fohrer

/s/ S. M. Gutierrez	Director	February 28, 2025
S. M. Gutierrez

/s/ J.A. Hughes	Director	February 28, 2025
J.A. Hughes

/s/ S. Maestas	Director	February 28, 2025
S. Maestas

/s/ L. Montoya	Director	February 28, 2025
L. Montoya

/s/ M. T. Mullarkey	Director	February 28, 2025
M. T. Mullarkey

/s/ J. D. Tarry	Director	February 28, 2025
J. D. Tarry
E - 1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	February 28, 2025	By	/s/ J. D. Tarry
J. D. Tarry
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. D. Tarry	Principal Executive Officer and Director	February 28, 2025
J. D. Tarry
President and Chief Executive Officer

/s/ E. A. Eden	Principal Financial Officer and Director	February 28, 2025
E. A. Eden
Senior Vice President and Chief Financial Officer

/s/ G. R. Bischoff	Principal Accounting Officer	February 28, 2025
G. R. Bischoff
Vice President and Corporate Controller

/s/ P. K. Collawn	Chairman of the Board	February 28, 2025
P. K. Collawn

/s/ M. P. Mertz	Director	February 28, 2025
M. P. Mertz
E - 2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date:	February 28, 2025	By	/s/ J. D. Tarry
J. D. Tarry
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. D. Tarry	Principal Executive Officer and Director	February 28, 2025
J. D. Tarry
Chief Executive Officer

/s/ E. A. Eden	Principal Financial Officer and Director	February 28, 2025
E. A. Eden
Senior Vice President and Chief Financial Officer

/s/ G. R. Bischoff	Principal Accounting Officer	February 28, 2025
G. R. Bischoff
Vice President and Corporate Controller

/s/ P. K. Collawn	Chairman of the Board	February 28, 2025
P. K. Collawn

/s/ J. N. Walker	Director	February 28, 2025
J. N. Walker
E - 3