Form 10-Q
period 2025-03-31
TXNM ENERGY INC; TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO
filed 2025-05-09
CIK 1108426, 22767, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

As of April 25, 2025, 92,659,335 shares of common stock, no par value per share, of TXNM were outstanding.

The total number of shares of common stock of PNM, no par value per share, outstanding as of April 25, 2025, was 39,117,799 all held by TXNM (and none held by non-affiliates).

The total number of shares of common stock of TNMP, $10 par value per share, outstanding as of April 25, 2025, was 6,358 all held indirectly by TXNM (and none held by non-affiliates).

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
2024 Rate Change	PNM’s request for a general increase in electric rates filed with the NMPRC on December 5, 2022 using a calendar year 2024 FTY
2025 Rate Request	PNM’s request for a general increase in electric rates filed with the NMPRC on June 14, 2024 using a FTY beginning July 1, 2025
2028 Resource Application	PNM’s November 22, 2024 application with the NMPRC for approval of resources to be available for the 2028 summer peak
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ACE Rule	Affordable Clean Energy Rule
AEP OnSite Partners	AEP OnSite Partners, LLC, a subsidiary of American Electric Power, Inc. until the completion of its sale on September 30, 2024 to Basalt Infrastructure Partners LLC
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
Board	Board of Directors of TXNM
BSER	Best system of emission reduction technology
CAA	Clean Air Act
Carbon Pollution Standards	Carbon Pollution Standards established by the EPA on August 3, 2015
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CCS	Carbon Capture and Storage/Sequestration
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
Community Solar Act	Senate Bill 84 effective June 18, 2021
CSA	Coal Supply Agreement
CWIP	Construction Work in Progress
DC Circuit	United States Court of Appeals for the District of Columbia Circuit
DCRF	TNMP’s applications for a distribution cost recovery factor
DOE	United States Department of Energy
EEI	Edison Electric Institute, an association representing all US investor-owned electric companies
EIM	Western Energy Imbalance Market developed and operated by CAISO
ELG	Effluent Limitation Guidelines
Energy Transition Charge(s)	Rate rider established to collect non-bypassable customer charges for repayment of the ETBC I Securitized Bonds
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Energy Storage Agreement
ETA	The New Mexico Energy Transition Act
ETBC I	PNM Energy Transition Bond Company I, LLC, formed on August 25, 2023
ETBC I Securitized Bonds	On November 15, 2023, ETBC I issued $343.2 million aggregate principal amount of its senior secured energy transition bonds, Series A in two tranches
EUEA	The New Mexico Efficient Use of Energy Act
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
Four Corners CSA	Four Corners’ coal supply contract with NTEC
FPPAC	Fuel and Purchased Power Adjustment Clause
FTY	Future Test Year
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas Emissions
Grid Modernization Plan	PNM’s NMPRC approved plan for grid modernization that includes investments of approximately $344 million for the first six years of a broader 11-year strategy
GWh	Gigawatt hours
INDC	Intended Nationally Determined Contribution

IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt
KW	Kilowatt
KWh	Kilowatt Hour
La Joya Wind II	La Joya Wind Facility generating 140 MW of output
Lightning Dock Geothermal	Lightning Dock geothermal power facility, also known as the Dale Burgett Geothermal Plant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of TXNM pursuant to the Merger Agreement, with TXNM surviving the Merger as a direct, wholly-owned subsidiary of Avangrid (Subsequently terminated December 31, 2023)
Merger Agreement	The Agreement and Plan of Merger, dated October 20, 2020 (Subsequently terminated December 31, 2023)
Meta	Meta Platform, Inc., formerly known as Facebook Inc.
MMBTU	Million British Thermal Units
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trusts for PVNGS
NEE	New Energy Economy
New Mexico Wind	New Mexico Wind Energy Center
NM 2015 Rate Case	Request for a General Increase in Electric Rates Field by PNM on August 27, 2015
NM 2016 Rate Case	Request for a General Increase in Electric Rates Filed by PNM on December 7, 2016
NM Supreme Court	New Mexico Supreme Court
NMED	New Mexico Environment Department
NMMMD	The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department
NMPRC	New Mexico Public Regulation Commission
NMRD	NM Renewable Development, LLC, previously owned 50% each by PNMR Development and AEP OnSite Partners, LLC
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
OCI	Other Comprehensive Income
OMB	Office of Management and Budget
OPEB	Other Post-Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
Paris Agreement	A legally binding international treaty on climate change adopted on December 12, 2015
Pattern Wind	Pattern New Mexico Wind, LLC, an affiliate of Western Spirit and Pattern Development
PCRBs	Pollution Control Revenue Bonds
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM New Mexico Credit Facility	PNM’s $40.0 million Unsecured Revolving Credit Facility
PNM 2024 Term Loan	PNM’s $200.0 million term loan that matures on November 10, 2025
PNM 2025 Term Loan	PNM’s $195 Million Unsecured Term Loan issued on January 21, 2025
PNM 2025 Note Purchase Agreement	PNM’s agreement for sale of PNM’s 2025 SUNs
PNM 2025 SUNs	PNM’s $300.0 million Senior Unsecured Notes issued on April 23, 2025
PNM Revolving Credit Facility	PNM’s $400.0 million Unsecured Revolving Credit Facility
PNMR Development	PNMR Development and Management Company, an unregulated wholly-owned subsidiary of TXNM
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCT	Reasonable Cost Threshold

RD	Recommended Decision
REA	New Mexico’s Renewable Energy Act of 2004
RECs	Renewable Energy Certificates
Red Mesa Wind	Red Mesa Wind Energy Center
REP	Retail Electricity Provider
RFP	Request for Proposal
Rio Bravo	Rio Bravo Generating Station
ROE	Return on Equity
RPS	Renewable Energy Portfolio Standard
S&P	Standard and Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Bonds	Energy transition bonds
SIP	State Implementation Plan
SJGS	San Juan Generating Station
SJGS Abandonment Application
PNM’s July 1, 2019 consolidated application seeking NMPRC approval to retire PNM’s share of SJGS in 2022, for related replacement generating resources, and for the issuance of securitized bonds under the ETA

SJGS CSA	San Juan Generating Station Coal Supply Agreement
SO2	Sulfur Dioxide
SRP	TNMP’s System Resiliency Plan
SUNs	Senior Unsecured Notes
Tax Act	Federal tax reform legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act
TCOS	Transmission Cost of Service
TEP	Transportation Electrification Program
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2018 Rate Case	TNMP’s General Rate Case Application filed on May 30, 2018
TNMP 2024 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2024 Bond Purchase Agreement
TNMP 2024 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $285.0 million of TNMP’s 2024 Bonds
TNMP 2025 Bonds	TNMP’s First Mortgage Bonds to be issued under the TNMP 2025 Bond Purchase Agreement
TNMP 2025 Bond Purchase Agreement	TNMP’s Agreement for the sale of an aggregate $140.0 Million of TNMP’s 2025 Bonds
TNMP Revolving Credit Facility	TNMP’s $200.0 million Secured Revolving Credit Facility
TXNM	TXNM Energy, Inc. formerly known as PNM Resources, Inc. (“PNMR”)
TXNM 2021 Delayed-Draw Term Loan	TXNM’s $1.0 billion Unsecured Delayed-Draw Term Loan that matures on May 18, 2025
TXNM 2023 Term Loan	TXNM’s $500.0 million term loan that matures on June 30, 2026
TXNM Revolving Credit Facility	TXNM’s $300.0 million Unsecured Revolving Credit Facility
U.S.	The Unites States of America
U.S. Supreme Court	United States Supreme Court
Valencia	Valencia Energy Facility
VIE	Variable Interest Entity
Western Spirit Line	An approximately 150-mile 345-kV transmission line
Westmoreland	Westmoreland Coal Company
WFB LOC Facility	Letter of credit arrangements with Wells Fargo Bank, N.A., entered into in August 2020
WRAP	Western Resource Adequacy Program
WSJ LLC	Westmoreland San Juan, LLC, a subsidiary of Westmoreland Mining Holdings, LLC, and current owner of SJCC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share amounts)

Electric Operating Revenues	$482,792	$436,877
Operating Expenses:
Cost of energy	169,182	132,304
Administrative and general	60,769	55,427
Energy production costs	24,546	22,212
Regulatory disallowances	—	4,459
Depreciation and amortization	104,551	93,187
Transmission and distribution costs	25,505	22,764
Taxes other than income taxes	26,350	25,934
Total operating expenses	410,903	356,287
Operating income	71,889	80,590
Other Income and Deductions:
Interest income	4,247	4,580
Gains (losses) on investment securities	(1,241)	17,998
Other income	4,729	4,911
Other (deductions)	(2,258)	(16,522)
Net other income and deductions	5,477	10,967
Interest Charges	63,551	53,762
Earnings before Income Taxes	13,815	37,795
Income Taxes (Benefits)	1,018	(12,571)
Net Earnings	12,797	50,366
(Earnings) Attributable to Valencia Non-controlling Interest	(3,742)	(3,044)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings Attributable to TXNM	$8,923	$47,190
Net Earnings Attributable to TXNM per Common Share:
Basic	$0.10	$0.52
Diluted	$0.10	$0.52
Dividends Declared per Common Share	$0.4075	$0.3875

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net Earnings	$12,797	$50,366
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) benefit of $(68) and $(125)	199	366
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $35 and $2,771	(102)	(8,139)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(349) and $(309)	1,025	907
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $0 and $(17)	—	50
Reclassification adjustment for gains (losses) included in net earnings, net of income tax (expense) benefit of $0 and $(697)	—	2,048
Total Other Comprehensive Income (Loss)	1,122	(4,768)
Comprehensive Income	13,919	45,598
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,742)	(3,044)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income Attributable to TXNM	$10,045	$42,422

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$12,797	$50,366
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	114,300	103,004
Deferred income tax expense	618	6,935
(Gain) on sale of NMRD	—	(4,449)
(Gains) losses on investment securities	1,241	(17,998)
Stock based compensation expense	2,972	4,608
Regulatory disallowances	—	4,459
Allowance for equity funds used during construction	(1,555)	(3,292)
Other, net	861	1,031
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	8,546	29,296
Materials, supplies, and fuel stock	(1,383)	(6,457)
Other current assets	(4,401)	24,662
Other assets	(5,067)	(7,341)
Accounts payable	21,652	(31,482)
Accrued interest and taxes	(1,409)	(9,823)
Other current liabilities	(12,681)	(39,860)
Other liabilities	4,766	(10,843)
Net cash flows from operating activities	141,257	92,816

Cash Flows From Investing Activities:
Additions to utility plant and non-utility plant	(342,624)	(289,100)
Proceeds from sale of plant assets	—	2,840
Proceeds from sales of investment securities	90,103	302,510
Purchases of investment securities	(92,457)	(304,971)
Proceeds from sale of NMRD	—	116,936
Investments in NMRD	—	(12,550)
Other, net	(31)	(23)
Net cash flows used in investing activities	(345,009)	(184,358)

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$513,000	$658,800
Revolving credit facilities repayments	(528,600)	(676,200)
Long-term borrowings	335,000	117,000
Repayment of long-term debt	(3,406)	—
Awards of common stock	(6,307)	(5,440)
Dividends paid	(37,891)	(35,085)
Valencia’s transactions with its owner	(4,270)	(4,003)
Transmission interconnection and security deposit arrangements	12,640	57,875
Refunds paid under transmission interconnection and security deposit arrangements	(80,752)	(12,003)
Debt issuance costs and other, net	(1,854)	(1,435)
Net cash flows from financing activities	197,560	99,509

Change in Cash, Cash Equivalents, and Restricted Cash	(6,192)	7,967
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	22,085	3,943
Cash, Cash Equivalents, and Restricted Cash at End of Period	$15,893	$11,910

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$17,587	$1,728
At end of period	$9,840	$8,922

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$52,333	$48,912
Income taxes paid (refunded), net	$—	$(488)

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$62,988	$40,223

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$6,053	$4,498
Accounts receivable, net of allowance for credit losses of $1,353 and $1,398	132,378	130,351
Unbilled revenues	57,689	69,176
Other receivables	42,381	37,236
Materials, supplies, and fuel stock	168,244	166,861
Regulatory assets	40,897	41,492
Prepaid assets	26,286	25,452
Income taxes receivable	7,284	7,684
Other current assets	8,194	16,086
Total current assets	489,406	498,836
Other Property and Investments:
Investment securities	470,179	475,524
Other investments	290	259
Non-utility property, net	28,686	28,832
Total other property and investments	499,155	504,615
Utility Plant:
Plant in service and plant held for future use	10,800,198	10,697,774
Less accumulated depreciation and amortization	2,889,262	2,829,296
	7,910,936	7,868,478
Construction work in progress	637,262	495,976
Nuclear fuel, net of accumulated amortization of $32,015 and $28,245	74,729	72,554
Net utility plant	8,622,927	8,437,008
Deferred Charges and Other Assets:
Regulatory assets	957,305	962,003
Goodwill	278,297	278,297
Operating lease right-of-use assets, net of accumulated amortization	269,399	272,894
Other deferred charges	274,131	258,080
Total deferred charges and other assets	1,779,132	1,771,274
	$11,390,620	$11,211,733

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$593,700	$609,300
Current installments of long-term debt (includes $7,102 and $6,907 related to ETBC I)	671,858	611,603
Accounts payable	163,132	204,468
Customer deposits	6,556	6,533
Accrued interest and taxes	102,947	104,756
Regulatory liabilities	32,207	34,173
Operating lease liabilities	14,523	14,293
Dividends declared	37,891	36,889
Transmission interconnection arrangement liabilities	—	68,085
Other current liabilities	71,361	84,998
Total current liabilities	1,694,175	1,775,098
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $328,152 and $331,726 related to ETBC I)	4,582,713	4,311,765
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	909,777	899,392
Regulatory liabilities	752,884	748,738
Asset retirement obligations	246,208	244,618
Accrued pension liability and postretirement benefit cost	20,559	23,065
Operating lease liabilities	253,493	255,376
Other deferred credits	368,575	358,867
Total deferred credits and other liabilities	2,551,496	2,530,056
Total liabilities	8,828,384	8,616,919
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
TXNM common stockholders’ equity:
Common stock (no par value; 200,000,000 shares authorized; issued and outstanding 92,659,335 shares)	1,721,109	1,724,444
Accumulated other comprehensive income (loss), net of income taxes	(74,586)	(75,708)
Retained earnings	857,812	887,649
Total TXNM common stockholders’ equity	2,504,335	2,536,385
Non-controlling interest in Valencia	46,372	46,900
Total equity	2,550,707	2,583,285
	$11,390,620	$11,211,733

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

TXNM ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to TXNM				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total TXNM Common Stockholders’ Equity		Total Equity
	(In thousands)
Balance at December 31, 2024	$1,724,444	$(75,708)	$887,649	$2,536,385	$46,900	$2,583,285
Net earnings before subsidiary preferred stock dividends	—	—	9,055	9,055	3,742	12,797
Total other comprehensive income	—	1,122	—	1,122	—	1,122
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(38,760)	(38,760)	—	(38,760)
Awards of common stock	(6,307)	—	—	(6,307)	—	(6,307)
Stock based compensation expense	2,972	—	—	2,972	—	2,972
Valencia’s transactions with its owner	—	—	—	—	(4,270)	(4,270)
Balance at March 31, 2025	$1,721,109	$(74,586)	$857,812	$2,504,335	$46,372	$2,550,707

Balance at December 31, 2023	$1,624,823	$(62,840)	$787,110	$2,349,093	$49,958	$2,399,051
Net earnings before subsidiary preferred stock dividends	—	—	47,322	47,322	3,044	50,366
Total other comprehensive income (loss)	—	(4,768)	—	(4,768)	—	(4,768)
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Dividends declared on common stock	—	—	(34,952)	(34,952)	—	(34,952)
Awards of common stock	(5,440)	—	—	(5,440)	—	(5,440)
Stock based compensation expense	4,608	—	—	4,608	—	4,608
Valencia’s transactions with its owner	—	—	—	—	(4,003)	(4,003)
Balance at March 31, 2024	$1,623,991	$(67,608)	$799,348	$2,355,731	$48,999	$2,404,730

The accompanying notes, as they relate to TXNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)

Electric Operating Revenues	$333,380	$308,115
Operating Expenses:
Cost of energy	130,954	97,412
Administrative and general	57,610	51,736
Energy production costs	24,546	22,212
Regulatory disallowances	—	4,459
Depreciation and amortization	59,803	53,287
Transmission and distribution costs	15,826	14,350
Taxes other than income taxes	13,303	13,709
Total operating expenses	302,042	257,165
Operating income	31,338	50,950
Other Income and Deductions:
Interest income	4,217	4,527
Gains (losses) on investment securities	(1,241)	17,998
Other income	1,802	3,418
Other (deductions)	(1,518)	(870)
Net other income and deductions	3,260	25,073
Interest Charges	29,816	25,116
Earnings before Income Taxes	4,782	50,907
Income Taxes (Benefits)	(37)	5,811
Net Earnings	4,819	45,096
(Earnings) Attributable to Valencia Non-controlling Interest	(3,742)	(3,044)
Net Earnings Attributable to PNM	1,077	42,052
Preferred Stock Dividend Requirements	(132)	(132)
Net Earnings Available for PNM Common Stock	$945	$41,920

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net Earnings	$4,819	$45,096
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Debt Securities:
Net increase in unrealized holding gains arising during the period, net of income tax (expense) benefit of $(68) and $(125)	199	366
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $35 and $2,771	(102)	(8,139)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience losses recognized as net periodic benefit cost, net of income tax (benefit) of $(349) and $(309)	1,025	907
Total Other Comprehensive Income (Loss)	1,122	(6,866)
Comprehensive Income	5,941	38,230
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,742)	(3,044)
Comprehensive Income Attributable to PNM	$2,199	$35,186

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$4,819	$45,096
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	66,622	60,356
Deferred income tax expense (benefit)	(35)	6,030
(Gains) losses on investment securities	1,241	(17,998)
Regulatory disallowances	—	4,459
Allowance for equity funds used during construction	(953)	(3,015)
Other, net	873	927
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	7,877	22,352
Materials, supplies, and fuel stock	90	(3,612)
Other current assets	(11,011)	3,864
Other assets	(2,035)	293
Accounts payable	18,617	(29,330)
Accrued interest and taxes	12,817	19,787
Other current liabilities	(5,823)	(27,435)
Other liabilities	(4,201)	(7,407)
Net cash flows from operating activities	88,898	74,367

Cash Flows From Investing Activities:
Utility plant additions	(144,676)	(154,975)
Proceeds from sale of plant assets	—	2,840
Proceeds from sales of investment securities	90,103	302,510
Purchases of investment securities	(92,457)	(304,971)
Other, net	(31)	(23)
Net cash flows used in investing activities	(147,061)	(154,619)

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	$203,700	$292,500
Revolving credit facilities repayments	(269,200)	(243,800)
Short-term borrowings – affiliate, net	1,600	2,300
Long-term borrowings	195,000	—
Repayment of long-term debt	(3,406)	—
Dividends paid	(132)	(132)
Valencia’s transactions with its owner	(4,270)	(4,003)
Transmission interconnection and security deposit arrangements	2,190	51,125
Refunds paid under transmission interconnection and security deposit arrangements	(72,252)	(9,103)
Debt issuance costs and other, net	(558)	(474)
Net cash flows from financing activities	52,672	88,413

Change in Cash, Cash Equivalents, and Restricted Cash	(5,491)	8,161
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	20,285	2,586
Cash, Cash Equivalents, and Restricted Cash at End of Period	$14,794	$10,747

Restricted Cash included in Other Current Assets and Other Deferred Charges on Condensed Consolidated Balance Sheets:
At beginning of period	$17,587	$1,728
At end of period	$9,840	$8,922

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$24,219	$9,121
Income taxes paid (refunded), net	$—	$—

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$18,207	$14,770

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,954	$2,698
Accounts receivable, net of allowance for credit losses of $1,353 and $1,398	97,038	95,932
Unbilled revenues	43,086	52,983
Other receivables	32,617	24,174
Affiliate receivables	9,190	9,241
Materials, supplies, and fuel stock	142,419	142,510
Regulatory assets	37,460	36,224
Prepaid assets	16,872	14,746
Income taxes receivable	16,311	16,309
Other current assets	8,267	16,091
Total current assets	408,214	410,908
Other Property and Investments:
Investment securities	470,179	475,524
Other investments	215	184
Non-utility property, net	13,809	13,647
Total other property and investments	484,203	489,355
Utility Plant:
Plant in service and plant held for future use	6,867,879	6,797,493
Less accumulated depreciation and amortization	2,112,546	2,079,363
	4,755,333	4,718,130
Construction work in progress	355,461	328,403
Nuclear fuel, net of accumulated amortization of $32,015 and $28,245	74,729	72,554
Net utility plant	5,185,523	5,119,087
Deferred Charges and Other Assets:
Regulatory assets	851,188	857,310
Goodwill	51,632	51,632
Operating lease right-of-use assets, net of accumulated amortization	268,291	271,433
Other deferred charges	222,765	207,554
Total deferred charges and other assets	1,393,876	1,387,929
	$7,471,816	$7,407,279

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$298,300	$363,800
Short-term debt - affiliate	1,600	—
Current installments of long-term debt (includes $7,102 and $6,907 related to ETBC I)	560,942	560,637
Accounts payable	124,293	123,883
Affiliate payables	12,321	15,695
Customer deposits	6,556	6,533
Accrued interest and taxes	59,742	46,923
Regulatory liabilities	30,946	33,571
Operating lease liabilities	13,958	13,542
Dividends declared	132	132
Transmission interconnection arrangement liabilities	—	68,085
Other current liabilities	48,138	50,099
Total current liabilities	1,156,928	1,282,900
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs (includes $328,152 and $331,726 related to ETBC I)	2,090,616	1,898,955
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	765,386	756,218
Regulatory liabilities	511,369	518,701
Asset retirement obligations	245,233	243,663
Accrued pension liability and postretirement benefit cost	19,758	22,067
Operating lease liabilities	252,963	254,702
Other deferred credits	232,297	234,346
Total deferred credits and liabilities	2,027,006	2,029,697
Total liabilities	5,274,550	5,211,552
Commitments and Contingencies (Note 11)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,602,918	1,602,918
Accumulated other comprehensive income (loss), net of income taxes	(74,586)	(75,708)
Retained earnings	611,033	610,088
Total PNM common stockholder’s equity	2,139,365	2,137,298
Non-controlling interest in Valencia	46,372	46,900
Total equity	2,185,737	2,184,198
	$7,471,816	$7,407,279
The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2024	$1,602,918	$(75,708)	$610,088	$2,137,298	$46,900	$2,184,198
Net earnings	—	—	1,077	1,077	3,742	4,819
Total other comprehensive income	—	1,122	—	1,122	—	1,122
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,270)	(4,270)
Balance at March 31, 2025	$1,602,918	$(74,586)	$611,033	$2,139,365	$46,372	$2,185,737

Balance at December 31, 2023	$1,547,918	$(66,505)	$469,404	$1,950,817	$49,958	$2,000,775
Net earnings	—	—	42,052	42,052	3,044	45,096
Total other comprehensive income (loss)	—	(6,866)	—	(6,866)	—	(6,866)
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Valencia’s transactions with its owner	—	—	—	—	(4,003)	(4,003)
Balance at March 31, 2024	$1,547,918	$(73,371)	$511,324	$1,985,871	$48,999	$2,034,870

The accompanying notes, as they relate to PNM, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)

Electric Operating Revenues	$149,412	$128,762
Operating Expenses:
Cost of energy	38,228	34,892
Administrative and general	12,041	13,669
Depreciation and amortization	35,213	30,382
Transmission and distribution costs	9,679	8,414
Taxes other than income taxes	11,504	10,667
Total operating expenses	106,665	98,024
Operating income	42,747	30,738
Other Income and Deductions:
Interest income	154	169
Other income	2,520	1,173
Other (deductions)	(268)	(297)
Net other income and deductions	2,406	1,045
Interest Charges	17,322	13,336
Earnings before Income Taxes	27,831	18,447
Income Taxes	5,548	3,864
Net Earnings	$22,283	$14,583

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$22,283	$14,583
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	35,468	30,525
Deferred income tax expense	3,339	3,428
Allowance for equity funds used during construction and other, net	(614)	(276)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	669	6,944
Materials and supplies	(1,474)	(2,845)
Other current assets	7,922	20,581
Other assets	(1,612)	(450)
Accounts payable	1,773	170
Accrued interest and taxes	(21,187)	(19,053)
Other current liabilities	981	(7,085)
Other liabilities	7,306	(5,028)
Net cash flows from operating activities	54,854	41,494
Cash Flows From Investing Activities:
Utility plant additions	(184,161)	(124,646)
Net cash flows used in investing activities	(184,161)	(124,646)
Cash Flows From Financing Activities:
Revolving credit facilities borrowings	112,700	127,100
Revolving credit facilities repayments	(124,400)	(163,900)
Long-term borrowings	140,000	117,000
Transmission interconnection and security deposit arrangements	10,450	6,750
Refunds paid under transmission interconnection and security deposit arrangements	(8,500)	(2,900)
Debt issuance costs and other, net	(1,176)	(898)
Net cash flows from financing activities	129,074	83,152

Change in Cash and Cash Equivalents	(233)	—
Cash and Cash Equivalents at Beginning of Period	233	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$19,813	$13,532
Income taxes paid (refunded), net	$—	$(488)

Supplemental schedule of noncash investing activities:
Decrease in accrued plant additions	$43,759	$20,472

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$233
Accounts receivable	35,340	34,419
Unbilled revenues	14,603	16,193
Other receivables	11,664	15,144
Affiliate receivables	57	—
Materials and supplies	25,825	24,351
Regulatory assets	3,437	5,268
Prepaid and other current assets	2,415	4,908
Total current assets	93,341	100,516
Other Property and Investments:
Other investments	75	75
Non-utility property, net	12,734	13,137
Total other property and investments	12,809	13,212
Utility Plant:
Plant in service and plant held for future use	3,660,428	3,635,550
Less accumulated depreciation and amortization	632,504	616,741
	3,027,924	3,018,809
Construction work in progress	272,873	165,527
Net utility plant	3,300,797	3,184,336
Deferred Charges and Other Assets:
Regulatory assets	106,117	104,693
Goodwill	226,665	226,665
Operating lease right-of-use assets, net of accumulated amortization	581	923
Other deferred charges	20,404	18,780
Total deferred charges and other assets	353,767	351,061
	$3,760,714	$3,649,125

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$139,900	$151,600
Current installments of long-term debt	59,929	—
Accounts payable	25,131	67,116
Affiliate payables	5,191	7,339
Accrued interest and taxes	35,554	56,740
Regulatory liabilities	1,261	602
Operating lease liabilities	527	713
Other current liabilities	8,700	6,964
Total current liabilities	276,193	291,074
Long-term Debt, net of Unamortized Premiums, Discounts, and Debt Issuance Costs	1,543,258	1,464,079
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	212,009	208,107
Regulatory liabilities	241,515	230,037
Asset retirement obligations	975	955
Accrued pension liability and postretirement benefit cost	801	998
Operating lease liabilities	34	167
Other deferred credits	98,457	88,519
Total deferred credits and other liabilities	553,791	528,783
Total liabilities	2,373,242	2,283,936
Commitments and Contingencies (Note 11)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	870,066	870,066
Retained earnings	517,342	495,059
Total common stockholder’s equity	1,387,472	1,365,189
	$3,760,714	$3,649,125

The accompanying notes, as they relate to TNMP, are an integral part of these condensed consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY-OWNED SUBSIDIARY OF TXNM ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)
Balance at December 31, 2024	$64	$870,066	$495,059	$1,365,189
Net earnings	—	—	22,283	22,283
Balance at March 31, 2025	$64	$870,066	$517,342	$1,387,472

Balance at December 31, 2023	$64	$846,066	$391,531	$1,237,661
Net earnings	—	—	14,583	14,583
Balance at March 31, 2024	$64	$846,066	$406,114	$1,252,244

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2025 and December 31, 2024, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2025 and 2024. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual audited Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to TXNM’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2024 Annual Reports on Form 10-K.

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

Equity Method Investment (Previously held)

As discussed in Note 21 of the Company’s 2024 Annual Reports on Form 10-K, PNMR Development and AEP OnSite Partners created NMRD in September 2017 to pursue the acquisition, development, and ownership of renewable energy generation projects, primarily in the state of New Mexico. On February 27, 2024, PNMR Development and AEP OnSite Partners sold their respective interests in NMRD. In the three months ended March 31, 2024, PNMR Development received net proceeds of $117.0 million and recognized an after-tax gain of $4.4 million, which was presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows. The recognition of deferred investment tax credits of $15.7 million was also recognized as an income tax benefit on the Condensed Consolidated Statement of Earnings.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dividends on Common Stock

Dividends on TXNM’s common stock are declared by the Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. The Board declared dividends on common stock of $0.4075 per share in February 2025 and $0.3875 per share in February 2024, which are reflected as Dividends Declared per Common Share on the TXNM Condensed Consolidated Statement of Earnings.

TXNM did not make any cash equity contributions to TNMP or PNM in the three months ended March 31, 2025 and 2024. Neither PNM nor TNMP declared or paid any cash dividends on their common stock to TXNM in the three months ended March 31, 2025 and 2024.

New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not yet been adopted by the Company is presented below. The Company does not expect difficulty in adopting these standards by their required effective dates.

Accounting Standards Update 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09 enhancing the transparency and decision usefulness of income tax disclosures. Disclosure requirements of this update include (on an annual basis) the disclosure of specific categories in the rate reconciliation and the inclusion of additional information for reconciling items that meet a quantitative threshold (if the effect of the reconciling item is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income by the applicable statutory rate). The amendment also requires the disclosure (on an annual basis) of information about income taxes paid (net of refunds) including the disaggregation by federal, state, and foreign taxes as well as by individual jurisdiction. Additional requirements include the disclosure of income (loss) from continuing operations before income tax expense (benefit) disaggregated between foreign and domestic as well as income tax expense (benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective for the Company for the annual reporting period beginning after December 15, 2024, with early adoption being permitted. ASU 2023-09 is to be applied on a prospective basis with retrospective application permitted. The Company expects to adopt the disclosure requirements of ASU 2023-09 with its Annual Report on Form 10-K for the year ended December 31, 2025.

Accounting Standards Update 2024-03 - Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03 that will require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses at each interim and annual period. Disclosures should include amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization; certain amounts that are already required to be disclosed under GAAP in the same disclosure as other disaggregation requirements; qualitative descriptions of the amounts remaining in relevant expense categories that are not disaggregated; and the total amount of selling expenses including the entity’s definition of selling expenses. In January 2025, ASU 2025-01 was issued to clarify that the amendments of ASU 2024-03 are effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.

(2)     Segment Information

TXNM has three reportable segments, namely PNM, TNMP, and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The measure of profitability used by the CODM is Segment earnings (loss) attributable to TXNM, as presented below. The CODM uses this measure of profitability to allocate resources for each segment predominantly in the annual budget and forecasting process. The CODM considers budget to actual variances on a regular basis when making decisions about allocating capital and operational expense funding to the segments. TXNM’s CODM is its President and COO who is also the CEO of the PNM and TNMP segments.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
FERC has jurisdiction over wholesale power and transmission rates. PNM includes the results of ETBC I since its formation in 2023.

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

Corporate and Other

The Corporate and Other segment includes TXNM holding company activities, primarily related to corporate level debt and PNMR Services Company. The activities of PNMR Development and the equity method investment in NMRD were also included in Corporate and Other until the close of the sale of NMRD on February 27, 2024. Eliminations of intercompany transactions are reflected in the Corporate and Other segment.

The following tables present summarized financial information for TXNM by segment. PNM and TNMP each operate in only one segment. Therefore, tabular segment information is not presented for PNM and TNMP.

TXNM SEGMENT INFORMATION

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Three Months Ended March 31, 2025
Electric operating revenues	$333,380	$149,412	$—	$482,792
Cost of energy
Fuel burn	26,541	—	—	26,541
Purchases for resale	97,235	—	—	97,235
Transmission by others	7,178	38,228	—	45,406
Significant segment expenses
Administrative and general - direct	17,866	(2,052)	36,570	52,384
Administrative and general - corporate allocation	32,087	13,376	(45,463)	—
Customer related expenses	7,657	717	11	8,385
Energy production costs	24,546	—	—	24,546
Depreciation and amortization	59,803	35,213	9,535	104,551
Transmission and distribution costs	15,826	9,679	—	25,505
Taxes other than income taxes	13,303	11,504	1,543	26,350
Total operating expenses	302,042	106,665	2,196	410,903

Net other income and (deductions)	3,260	2,406	(189)	5,477
Interest charges	(29,816)	(17,322)	(16,413)	(63,551)
Income taxes (benefit)	(37)	5,548	(4,493)	1,018
Valencia non-controlling interest	(3,742)	—	—	(3,742)
Subsidiary preferred stock dividends	(132)	—	—	(132)

Segment earnings (loss) attributable to TXNM	$945	$22,283	$(14,305)	$8,923

At March 31, 2025:
Total Assets	$7,471,816	$3,760,714	$158,090	$11,390,620
Goodwill	$51,632	$226,665	$—	$278,297

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	Corporate and Other	TXNM
	(In thousands)
Three Months Ended March 31, 2024
Electric operating revenues	$308,115	$128,762	$—	$436,877
Cost of energy
Fuel burn	36,682	—	—	36,682
Purchases for resale	54,468	—	—	54,468
Transmission by others	6,262	34,892	—	41,154
Significant segment expenses
Administrative and general - direct	9,039	(1,284)	39,640	47,395
Administrative and general - corporate allocation	35,407	14,236	(49,643)	—
Customer related expenses	7,290	717	25	8,032
Energy production costs	22,212	—	—	22,212
Regulatory disallowances	4,459	—	—	4,459
Depreciation and amortization	53,287	30,382	9,518	93,187
Transmission and distribution costs	14,350	8,414	—	22,764
Taxes other than income taxes	13,709	10,667	1,558	25,934
Total operating expenses	257,165	98,024	1,098	356,287

Net other income and (deductions)	25,073	1,045	(15,151)	10,967
Interest charges	(25,116)	(13,336)	(15,310)	(53,762)
Income taxes (benefit)	5,811	3,864	(22,246)	(12,571)
Valencia non-controlling interest	(3,044)	—	—	(3,044)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to TXNM	$41,920	$14,583	$(9,313)	$47,190

At March 31, 2024:
Total Assets	$6,878,575	$3,204,936	$174,142	$10,257,653
Goodwill	$51,632	$226,665	$—	$278,297

Significant Segment Expenses

Reflected above are certain additional categories of operating expenses that are regularly provided to the CODM. Cost of energy consists primarily of fuel and purchase power costs for PNM and costs charged by third-party transmission providers for TNMP. Administrative and general - direct expenses are those that are incurred directly by the segment while Administrative and general - corporate allocation are those costs that are incurred by the Corporate and Other segment and allocated to the utilities based on the nature of the cost incurred. Administrative and general - corporate allocation is eliminated in the Corporate and Other segment. Customer related expenses include meter reading, customer service, and bad debt expenses.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)   Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	PNM			Corporate and Other	TXNM
	Unrealized Gains on Available-for-Sale Debt Securities	Pension Liability Adjustment		Fair Value Adjustment for Cash Flow Hedges

			Total		Total

	(In thousands)
Balance at December 31, 2024	$214	$(75,922)	$(75,708)	$—	$(75,708)
Amounts reclassified from AOCI (pre-tax)	(137)	1,374	1,237	—	1,237
Income tax impact of amounts reclassified	35	(349)	(314)	—	(314)
Other OCI changes (pre-tax)	267	—	267	—	267
Income tax impact of other OCI changes	(68)	—	(68)	—	(68)
Net after-tax change	97	1,025	1,122	—	1,122
Balance at March 31, 2025	$311	$(74,897)	$(74,586)	$—	$(74,586)

Balance at December 31, 2023	$10,652	$(77,157)	$(66,505)	$3,665	$(62,840)
Amounts reclassified from AOCI (pre-tax)	(10,910)	1,216	(9,694)	2,745	(6,949)
Income tax impact of amounts reclassified	2,771	(309)	2,462	(697)	1,765
Other OCI changes (pre-tax)	491	—	491	67	558
Income tax impact of other OCI changes	(125)	—	(125)	(17)	(142)
Net after-tax change	(7,773)	907	(6,866)	2,098	(4,768)
Balance at March 31, 2024	$2,879	$(76,250)	$(73,371)	$5,763	$(67,608)

The Condensed Consolidated Statements of Earnings include pre-tax amounts reclassified from AOCI related to Unrealized Gains on Available-for-Sale Debt Securities in gains (losses) on investment securities, other AOCI changes related to Pension Liability Adjustment in other (deductions), and Fair Value Adjustment for Cash Flow Hedges in interest charges. The income tax impacts of all amounts reclassified from AOCI are included in income taxes in the Condensed Consolidated Statements of Earnings.

(4)    Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to TXNM by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net earnings attributable to TXNM by the diluted weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were settled. TXNM applies the treasury stock method for restricted stock and the unsettled shares sold under forward sale agreements pursuant to the TXNM ATM Programs. The if-converted method is applied in determining the potential dilutive effect of the conversion of outstanding Convertible Notes.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except per share amounts)
Net Earnings Attributable to TXNM	$8,923	$47,190
Average Number of Common Shares:
Outstanding during period	92,659	90,200
Vested awards of restricted stock	358	283
Average Shares – Basic	93,017	90,483
Dilutive Effect of Common Stock Equivalents:
Restricted stock	44	31
TXNM ATM Programs	118	—
Average Shares – Diluted	93,179	90,514

Net Earnings Per Share of Common Stock:
Basic	$0.10	$0.52
Diluted	$0.10	$0.52

(5)   Electric Operating Revenues

TXNM is an investor-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. TXNM’s electric utilities are PNM and TNMP. Additional information concerning electric operating revenue is contained in Note 4 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company estimates the allowance for credit losses on trade receivables based on historical experience and estimated default rates. Accounts receivable balances are reviewed monthly, adjustments to the allowance for credit losses are made as necessary and amounts that are deemed uncollectible are written off. In addition to the allowance for credit losses on trade receivables, the Company has evaluated other receivables for potential credit related losses. These balances include potential exposures for other non-retail utility services. In both the three months ended March 31, 2025 and 2024, there were no estimated credit losses related to these transactions.

Contract Balances

Performance obligations related to contracts with customers are typically satisfied when the energy is delivered and the customer or end-user utilizes the energy. Accounts receivable from customers represent amounts billed, including amounts under ARPs. For PNM, accounts receivable reflected on the Condensed Consolidated Balance Sheets, net of allowance for credit losses, includes $97.0 million at March 31, 2025 and $94.3 million at December 31, 2024 resulting from contracts with customers. All of TNMP’s accounts receivable result from contracts with customers.

Contract assets are an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Upon the completion of the Western Spirit Line, PNM entered into a Transmission Service Agreement (“TSA”) with Pattern Wind under an incremental tariff rate approved by FERC. The terms of the agreement provide for a financing component that benefits the customer. As such, the revenue that PNM recognizes will be in excess of the consideration received at the beginning of the service term resulting in a contract asset. The balance of the contract asset is $34.4 million at March 31, 2025 and $32.0 million at December 31, 2024. This contract asset is presented in Other deferred charges on the Condensed Consolidated Balance Sheets.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenues

A disaggregation of revenues from contracts with customers by the type of customer is presented in the table below.

	PNM	TNMP	TXNM Consolidated
Three Months Ended March 31, 2025	(In thousands)
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$124,554	$48,781	$173,335
Commercial	102,159	46,962	149,121
Industrial	33,632	11,546	45,178
Public authority	5,019	1,994	7,013
Economy energy service	11,236	—	11,236
Transmission	35,017	40,220	75,237
Wholesale energy sales	16,928	—	16,928
Miscellaneous	1,413	952	2,365
Total revenues from contracts with customers	329,958	150,455	480,413
Alternative revenue programs	2,146	(1,043)	1,103
Other electric operating revenues	1,276	—	1,276
Total Electric Operating Revenues	$333,380	$149,412	$482,792

Three Months Ended March 31, 2024
Electric Operating Revenues:
Contracts with customers:
Retail electric revenue
Residential	$120,385	$41,495	$161,880
Commercial	99,338	35,544	134,882
Industrial	24,769	9,856	34,625
Public authority	4,398	1,717	6,115
Economy energy service	7,563	—	7,563
Transmission	36,149	35,809	71,958
Wholesale energy sales	11,690	—	11,690
Miscellaneous	1,422	954	2,376
Total revenues from contracts with customers	305,714	125,375	431,089
Alternative revenue programs	1,906	3,387	5,293
Other electric operating revenues	495	—	495
Total Electric Operating Revenues	$308,115	$128,762	$436,877

(6)     Variable Interest Entities

How an enterprise evaluates and accounts for its involvement with variable interest entities focuses primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a VIE. This evaluation requires continual reassessment of the primary beneficiary of a VIE. Additional information concerning PNM’s VIEs is contained in Note 10 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 155 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operation and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the three months ended March 31, 2025 and 2024, PNM paid $4.9 million and $5.1 million for fixed charges and $0.5 million and $0.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy its obligations and creditors of Valencia do not have any recourse against PNM’s assets. During the term of the PPA, PNM has the option, under certain conditions, to purchase and own up to 50% of the plant or the VIE. The PPA specifies that the purchase price would be the greater of 50% of book value reduced by related indebtedness or 50% of fair market value.

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

Summarized financial information for Valencia is as follows:

Results of Operations
	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating revenues	$5,422	$5,189
Operating expenses	1,680	2,145
Earnings attributable to non-controlling interest	$3,742	$3,044

Financial Position
	March 31,	December 31,
	2025	2024
	(In thousands)
Current assets	$3,514	$3,095
Net property, plant, and equipment	43,700	44,411
Total assets	47,214	47,506
Current liabilities	842	606
Owners’ Equity – Non-controlling Interest	$46,372	$46,900

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
WSJ LLC is considered a VIE.  TXNM’s analysis of its arrangements with WSJ LLC concluded that WSJ LLC has the ability to direct its reclamation services, which are the factors that most significantly impact the economic performance of WSJ LLC.  Other than PNM being able to monitor reclamation activities, the reclamation services were solely under the control of WSJ LLC, including developing reclamation plans, hiring of personnel, and incurring operating and maintenance expenses. Neither TXNM nor PNM has any ability to direct or influence the reclamation activities.  PNM’s involvement through the reclamation services agreement is a protective right rather than a participating right, and WSJ LLC still has the power to direct the activities that most significantly impact the economic performance of WSJ LLC.  If WSJ LLC performs reclamation services more efficiently than anticipated, its economic performance will improve.  Conversely, if WSJ LLC does not perform reclamation services as efficiently as anticipated, its economic performance will be negatively impacted.  Accordingly, TXNM believes WSJ LLC is the primary beneficiary and, therefore, WSJ LLC is not consolidated by either TXNM or PNM. The amounts outstanding under the letters of credit support continue to be TXNM’s maximum exposure to loss from the VIE at March 31, 2025.

ETBC I

ETBC I is a wholly-owned, special purpose subsidiary of PNM that was formed in August 2023 for the limited purpose of purchasing, owning, and administering energy transition property, issuing securitized bonds, and performing related activities authorized by the NMPRC. On November 15, 2023, ETBC I issued the ETBC I Securitized Bonds and used the proceeds to purchase energy transition property from PNM. The energy transition property purchased includes the right to impose, bill, collect, and adjust a non-bypassable energy transition charge from all PNM retail customers until the ETBC I Securitized Bonds are paid in full and all allowed financing costs have been recovered. The ETBC I Securitized Bonds are secured by the energy transition property, and cash collections from the Energy Transition Charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to PNM.

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

The following tables summarize the impact of ETBC I on PNM’s Financial Statements:

Results of Operations
	Three Months Ended March 31,
	2025	2024
	(In thousands)
Electric Operating Revenues	$6,799	$5,946
Depreciation and amortization	1,700	821
Interest Charges	4,971	5,025
Other	128	100
Net Earnings	$—	$—

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Financial Position
	March 31, 2025	December 31, 2024
	(In thousands)
Regulatory assets - Current	$—	$—
Restricted cash (included in Other current assets)	8,111	15,838
Restricted cash (included in Other deferred charges)	1,729	1,748
Securitized Cost (included in Regulatory assets - Deferred)	334,379	336,079
Current installments of long-term debt	7,102	6,907
Accrued interest and taxes	2,460	7,452
Regulatory liabilities - Current	5,835	6,975
Long-term Debt	328,152	331,726

(7)    Fair Value of Derivative and Other Financial Instruments

Additional information concerning energy related derivative contracts and other financial instruments is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

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

Energy Related Derivative Contracts
Overview

The primary objective for the use of commodity derivative instruments, including energy contracts, options, swaps, and futures, is to manage price risk associated with forecasted purchases of energy and fuel used to generate electricity, as well as managing anticipated generation capacity in excess of forecasted demand from existing customers. PNM’s energy related derivative contracts manage commodity risk. TNMP does not enter into energy related derivative contracts.

PNM enters into agreements for the purchase and sale of power from third parties. As PNM is required to meet the demand and energy needs of its customers, the Company may be exposed to market risk for the needs of its customers not covered under the FPPAC.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, PNM accounts for its various instruments for the purchase and sale of energy, which meet the definition of a derivative, based on PNM’s intent. During the three months ended March 31, 2025 and the year ended December 31, 2024, PNM was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flow hedges. The derivative contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in Operating income on the Condensed Consolidated Statements of Earnings and are presented in Electric Operating Revenues and Cost of energy according to the intent of the hedge. PNM also uses such instruments under an NMPRC-approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. Changes in the fair value of instruments covered by its FPPAC are recorded as Regulatory assets and Regulatory liabilities on the Condensed Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities or financing activities on the Condensed Consolidated Statement of Cash Flows consistent with the classification of the hedged transaction. PNM has no trading transactions.

Commodity Derivatives

In November 2024 and February 2025, PNM entered into agreements to purchase a total of 225 MW from July 1, 2025 through August 31, 2025 in order to ensure that customer demand during the 2025 summer peak load period will be met. In 2024, PNM had existing agreements to purchase a total of 150 MW from July 1, 2024 through July 31, 2024 and 100 MW from August 1, 2024 through August 30, 2024. All of these agreements are related to customers covered by the FPPAC and are reflected in the commodity derivative table for each of the periods presented below.

Additionally, in April 2025, PNM entered into an agreement to purchase an additional 25 MW to cover the period from July 1, 2025 through August 31, 2025 although the contract has not yet become active as of March 31, 2025.

PNM’s commodity derivative instruments that are recorded at fair value, all of which are accounted for as economic hedges and considered Level 2 fair value measurements, are presented in the following line items on the Condensed Consolidated Balance Sheets:

	Economic Hedges
	March 31, 2025	December 31, 2024
	(In thousands)
Other current assets	$—	$—
Other current liabilities	(6,372)	(5,737)
Net	$(6,372)	$(5,737)

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

At March 31, 2025 and December 31, 2024, PNM had no commodity derivative instruments, considered economic hedges, that did not pertain to the NMPRC-approved hedging plan discussed above. Changes in fair value had no impact on PNM’s net earnings during the three months ended March 31, 2025 and 2024.

Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
March 31, 2025	—	170,500
December 31, 2024	—	89,900

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

Contingent Feature - Credit Rating	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
March 31, 2025	$6,372	$—	$6,372
December 31, 2024	$5,737	$—	$5,737

At March 31, 2025 and December 31, 2024, PNM had no amounts recognized for the legal right to reclaim cash collateral. However, amounts posted as cash collateral under margin arrangements were zero at March 31, 2025 and $0.1 million at December 31, 2024. These amounts are included in other current assets on the Condensed Consolidated Balance Sheets. At both March 31, 2025 and December 31, 2024, there were no obligations to return cash collateral.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Investment securities are carried at fair value. Investment securities consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS, a trust for PNM’s share of decommissioning costs at SJGS, and trusts for PNM’s share of final reclamation costs related to the coal mines serving SJGS and Four Corners. See Note 11. At March 31, 2025 and December 31, 2024, the fair value of investment securities included $384.9 million and $384.6 million for the NDT, $6.1 million and $8.2 million for the SJGS decommissioning trust, and $79.2 million and $82.7 million for the coal mine reclamation trusts.

PNM records a realized loss as an impairment for any available-for-sale debt security that has a fair value that is less than its carrying value. At March 31, 2025 and December 31, 2024, PNM had no available-for-sale debt securities for which carrying value exceeded fair value, where the impairments were considered to be “other than temporary” and included in AOCI rather than recognized in earnings. All gains and losses resulting from sales and changes in the fair value of equity securities are recognized immediately in earnings. Gains and losses recognized on the Condensed Consolidated Statements of Earnings related to investment securities in the NDT, SJGS decommissioning, and coal mine reclamation trusts are presented in the following table:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Equity securities:
Net gains from equity securities sold	$6,992	$9,871
Net (losses) from equity securities still held	(8,243)	(1,205)
Total net gains (losses) on equity securities	(1,251)	8,666
Available-for-sale debt securities:
Net gains on debt securities	10	9,332
Net gains (losses) on investment securities	$(1,241)	$17,998

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The proceeds and gross realized gains and losses on the disposition of securities held in the NDT, SJGS decommissioning trust, and coal mine reclamation trusts are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. Gross realized losses shown below exclude the (increase)/decrease in realized impairment losses of zero and $13.4 million for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Proceeds from sales	$90,103	$302,510
Gross realized gains	7,683	13,679
Gross realized (losses)	(691)	(7,912)

At March 31, 2025, the available-for-sale debt securities held by PNM, had the following final maturities:

Fair Value
(In thousands)
Within 1 year	$47,960
After 1 year through 5 years	6,724
$54,684

Fair Value Disclosures

The Company determines the fair values of its derivative and other financial instruments based on the hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Items recorded at fair value by PNM on the Condensed Consolidated Balance Sheets are presented below by level of the fair value hierarchy along with gross unrealized gains on investments in available-for-sale debt securities:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unrealized Gains
	(In thousands)
March 31, 2025
Cash and cash equivalents	$103,642	$103,642	$—
Equity securities:
Corporate stocks, common	129,919	129,919	—
Mutual funds and other	139,877	139,877	—
Available-for-sale debt securities:
U.S. government	40,999	40,999	—	$321
Corporate and other	13,685	—	13,685	133
Investments categorized within the fair value hierarchy	$428,122	$414,437	$13,685	$454
Uncategorized Collective Investment Trust	42,057
Total investment securities	$470,179

December 31, 2024
Cash and cash equivalents	$150,745	$150,745	$—
Equity securities:
Corporate stocks, common	134,553	134,553	—
Mutual funds and other	135,779	135,779	—
Available-for-sale debt securities:
U.S. government	25,148	25,148	—	$202
Municipals	—	—	—	—
Corporate and other	7,196	—	7,196	122
Investments categorized within the fair value hierarchy	$453,421	$446,225	$7,196	$324
Uncategorized Collective Investment Trust	22,103
Total investment securities	$475,524

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts and fair values of long-term debt, all of which are considered Level 2 fair value measurements and are not recorded at fair value on the Condensed Consolidated Balance Sheets, are presented below:

	Carrying Amount	Fair Value
March 31, 2025	(In thousands)
TXNM	$5,254,571	$5,135,199
PNM	2,651,558	2,499,721
TNMP	1,603,187	1,486,423

December 31, 2024
TXNM	$4,923,368	$4,706,076
PNM	2,459,592	2,284,362
TNMP	1,464,079	1,324,194

The carrying amount and fair value of the Company’s other investments presented on the Condensed Consolidated Balance Sheets are not material and not shown in the above table.

(8)    Stock-Based Compensation

TXNM has various stock-based compensation programs, which provide restricted stock awards, that are performance-based and time-based, under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees are eligible to participate in the TXNM plans, PNM and TNMP do not have separate employee stock-based compensation plans. Performance stock awards awarded under the PEP are awarded for a three-year, overlapping performance period. Performance stock awards with performance periods ending in 2024 and 2025 do not include market targets. Performance stock awards with performance periods ending after 2025 are subject to achieving both performance and market targets. Other awards of restricted stock are only subject to time-based vesting requirements. Additional information concerning stock-based compensation under the PEP is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

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

The stock-based compensation expense related to restricted stock awards without performance or market conditions to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for other such awards is amortized over the shorter of the requisite vesting period or the period until the participant becomes retirement eligible. Compensation expense for performance-based shares is recognized ratably over the performance period as required service is provided and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees meet their service requirements. At March 31, 2025, TXNM had unrecognized expense related to stock awards of $8.2 million, which is expected to be recognized over an average of 2.3 years.

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

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Three Months Ended March 31,
Restricted Shares and Performance Based Shares	2025	2024
Expected quarterly dividends per share	$0.4075	$0.3875
Risk-free interest rate	4.00%	4.27%

Market-Based Shares
Dividend yield	3.12%	4.21%
Expected volatility	15.67%	13.09%
Risk-free interest rate	4.12%	4.31%

The following table summarizes activity in restricted stock awards, including performance-based and market-based shares for the three months ended March 31, 2025:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2024	241,237	$37.05
Granted	148,752	47.02
Released	(123,323)	41.77
Forfeited	(4,002)	33.89
Outstanding at March 31, 2025	262,664	$40.53

Included, as granted and released, in the table above are 50,923 previously awarded performance-based shares that were earned for the 2022 - 2024 performance measurement period and ratified by the Board in February 2025 (based upon achieving targets at above “threshold,” below “target” levels). Excluded from the table above are 145,219, 217,739, and 200,500 shares for the three-year performance periods ending in 2025, 2026, and 2027 that will be awarded if all performance and market criteria are achieved at maximum levels and all executives remain eligible.

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

The following table provides additional information concerning restricted stock activity, including performance-based and market-based shares:

	Three Months Ended March 31,
Restricted Stock	2025	2024
Weighted-average grant date fair value	$47.02	$32.43
Total fair value of restricted shares that vested (in thousands)	$6,101	$5,395

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9)   Financing

The Company’s financing strategy includes both short-term and long-term borrowings. The Company utilizes short-term revolving credit facilities, as well as cash flows from operations, to provide funds for both construction and operating expenditures. Depending on market and other conditions, the Company will periodically sell long-term debt, enter into term loan arrangements, or equity arrangements and use the proceeds to reduce borrowings under the revolving credit facilities or refinance other debt. Each of the Company’s revolving credit facilities, term loans, and other debt agreements contains a single financial covenant that requires the maintenance of a debt-to-capitalization ratio. For the TXNM agreements, this ratio must be maintained at less than or equal to 70%, and for the PNM and TNMP agreements, this ratio must be maintained at less than or equal to 65%. The Company’s revolving credit facilities, term loans, and other debt agreements generally also contain customary covenants, events of default, cross-default provisions, and change-of-control provisions. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC. Additional information concerning financing activities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

On February 28, 2025, TXNM filed a shelf registration that provides for the issuance of various types of debt and equity securities. The TXNM shelf registration statement expires in February 2028.

Financing Activities

On April 23, 2025, PNM entered into an agreement (the “PNM 2025 Note Purchase Agreement”) with institutional investors for the sale and issuance of $300.0 million aggregate principal amount of two series of SUNs (the “PNM 2025 SUNs”) offered in private placement transactions. The PNM 2025 SUNs were issued on April 23, 2025. PNM issued $125.0 million of the PNM 2025 SUNs at 5.75%, due June 1, 2032, and another $175.0 million at 6.13%, due June 1, 2037. PNM used proceeds from the PNM 2025 SUNs for the repayment of existing indebtedness, funding of capital expenditures, and general corporate purposes. The PNM 2025 Note Purchase Agreement includes the customary covenants discussed above. In the event of a change of control, PNM will be required to offer to prepay the PNM 2025 SUNs at par. PNM has the right to redeem any or all of the PNM 2025 SUNs prior to their maturities, subject to payment of a customary make-whole premium.

On February 14, 2025, TNMP entered into an agreement (the “TNMP 2025 Bond Purchase Agreement”) with institutional investors for the sale of $140.0 million aggregate principal amount of its 5.19% TNMP first mortgage bonds (the “TNMP 2025 Bonds”) offered in private placement transactions. TNMP issued all $140.0 million at a 5.19% interest rate, due April 1, 2031. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP 2025 Bonds are subject to continuing compliance with the representations, warranties, and covenants set forth in the supplemental indentures governing the TNMP 2025 Bonds. The terms of the supplemental indentures governing the TNMP 2025 Bonds include the customary covenants discussed above. In the event of a change of control, TNMP will be required to offer to prepay the TNMP 2025 Bonds at par. TNMP has the right to redeem any or all of the TNMP 2025 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

On January 21, 2025, PNM entered into a $195.0 million term loan agreement (the “PNM 2025 Term Loan”), among PNM, the lenders party thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent. PNM used the proceeds of the PNM 2025 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2025 Term Loan bears interest at a variable rate, which was 5.32% at March 31, 2025, and must be repaid on or before July 21, 2026.

On March 28, 2024, TNMP entered into an agreement (the “TNMP 2024 Bond Purchase Agreement”) with institutional investors for the sale of $285.0 million aggregate principal amount of four series of TNMP first mortgage bonds (the “TNMP 2024 Bonds”) offered in private placement transactions. TNMP issued the first two series on March 28, 2024, consisting of $32.0 million at a 5.26% interest rate, due March 28, 2029, and $85.0 million at a 5.55% interest rate, due March 28, 2036. The third and fourth series were issued on July 1, 2024, consisting of $40.0 million at a 5.65% interest rate, due July 1, 2039, and $128.0 million at a 5.79% interest rate, due July 1, 2054. The proceeds were used to repay existing debt, including the $80.0 million of 4.03% TNMP FMBs that were due July 2024 and borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes. The TNMP 2024 Bonds are subject to continuing compliance with the representations, warranties, and covenants set forth in the supplemental indentures governing the TNMP 2024 Bonds. The terms of the supplemental indentures governing the TNMP 2024 Bonds include the customary covenants discussed above. In the event of certain changes of control of TXNM or TNMP, TNMP will be required to offer to prepay the TNMP 2024

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Bonds at par. TNMP has the right to redeem any or all of the TNMP 2024 Bonds prior to their maturity, subject to payment of a customary make-whole premium.

At March 31, 2025, variable interest rates were 5.37% on the TXNM 2021 Delayed-Draw Term Loan that matures in May 2025, 5.77% on the TXNM 2023 Term Loan that matures in June 2026, 5.32% on the PNM 2024 Term Loan that matures in November 2025, and 5.32% on the PNM 2025 Term Loan that matures in July 2026.

Short-term Debt and Liquidity

As of March 31, 2025, the TXNM Revolving Credit Facility had a financing capacity of $300.0 million and the PNM Revolving Credit Facility had a financing capacity of $400.0 million. Each of these facilities matures on March 30, 2029 and contains two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 20, 2026. As of March 31, 2025, the TNMP Revolving Credit Facility has a capacity of $200.0 million and is secured by $200.0 million aggregate principal amount of TNMP first mortgage bonds and has a maturity of March 30, 2029, with two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities are based on SOFR. Short-term debt outstanding consists of:

	March 31, 2025		December 31, 2024
	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
	(In thousands)		(In thousands)
PNM:
PNM Revolving Credit Facility	$258,300	5.67%	$323,800	5.73%
PNM New Mexico Credit Facility	40,000	5.67	40,000	5.81
	298,300		363,800

TNMP Revolving Credit Facility	139,900	5.30	151,600	5.37

TXNM Revolving Credit Facility	155,500	5.92	93,900	5.96
	$593,700		$609,300

In addition to the above borrowings, TXNM, PNM, and TNMP had letters of credit outstanding of $3.1 million, zero, and zero at March 31, 2025 that reduce the available capacity under their respective revolving credit facilities. TXNM also had $30.3 million of letters of credit outstanding under the WFB LOC Facility. The above table excludes intercompany debt. As of March 31, 2025 and December 31, 2024, PNM had $1.6 million and zero in intercompany borrowings from TXNM. TNMP had no intercompany borrowings from TXNM as of March 31, 2025 and December 31, 2024. TXNM had $1.6 million and $1.5 million in short-term borrowings from PNMR Development at March 31, 2025 and December 31, 2024.

PNM has $3.5 million and $3.6 million in scheduled principal payments due for the ETBC I Securitized Bonds in August 2025 and February 2026. PNM also has $104.0 million and $250.0 million of SUNs that are due in May and August 2025 as well as the PNM 2024 $200.0 million Term Loan due in November 2025. TNMP has $60.0 million of 3.53% FMBs that are due in February 2026. TXNM has $51.0 million outstanding under the TXNM 2021 Delayed Draw Term Loan that matures in May 2025. The Company’s debt arrangements have various maturities and expiration dates. Additional information on debt maturities is contained in Note 7 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

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

Additional information concerning pension and OPEB plans is contained in Note 11 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K. Annual net periodic benefit cost for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year. Differences between TNMP’s annual net periodic costs (income) and amounts included in its regulated rates are deferred to regulatory assets or liabilities, for recovery or refund in future rate proceedings.

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2025	2024	2025	2024	2025	2024
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	5,385	5,427	567	597	122	124
Expected return on plan assets	(7,458)	(7,757)	(1,384)	(1,391)	—	—
Amortization of net loss	3,123	2,661	—	—	47	50
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$1,050	$331	$(817)	$(794)	$169	$174

PNM did not make any contributions to its pension plan trust in the three months ended March 31, 2025 and 2024 and does not anticipate making any contributions to the pension plan in 2025 through 2028, but PNM does expect to make a cash contribution of $7.9 million in 2029 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.31% in 2025 declining to a rate of approximately 5.03% in 2027 and later years. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM did not make any cash contributions to the OPEB trust in the three months ended March 31, 2025 and 2024, however, a portion of the disbursements attributable to the OPEB trust is paid by PNM and are therefore considered to be contributions to the OPEB plan. Payments by PNM on behalf of the PNM OPEB plan were less than $0.1 million for the three months ended March 31, 2025 and 2024. These payments are expected to total $2.0 million in 2025 and $11.1 million for 2026-2029. Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million and $0.3 million in the three months ended March 31, 2025 and 2024 and are expected to total $1.2 million during 2025 and $4.2 million for 2026-2029.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2025	2024	2025	2024	2025	2024
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$4	$5	$—	$—
Interest cost	536	553	93	96	—	4
Expected return on plan assets	(733)	(687)	(120)	(129)	—	—
Amortization of net (gain) loss	168	139	(124)	(161)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(29)	$5	$(147)	$(189)	$—	$4

TNMP did not make any contributions to its pension plan trust in the three months ended March 31, 2025 and 2024 and does not anticipate making any contributions to the pension plan in 2025 through 2029 based on current law, funding requirements, and estimates of portfolio performance. Funding assumptions were developed using a discount rate of 5.32% in 2025 declining to a rate of approximately 5.05% in 2027 and later years. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP did not make any contributions to the OPEB trust in the three months ended March 31, 2025 and 2024 and does not expect to make contributions to the OPEB trust during the period 2025-2029. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were zero and less than $0.1 million in the three months ended March 31, 2025 and 2024 and are expected to total zero during 2025 through 2029.

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

Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

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

PNM estimates that it will incur approximately $55.6 million (in 2023 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS for the remaining term of the operating licenses. PNM accrues these costs as a component of fuel expense as the nuclear fuel is consumed. At March 31, 2025 and December 31, 2024, PNM had a liability for interim storage costs of $14.0 million and $13.4 million, which is included in other deferred credits.

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

SIPs for the second planning period were due in July 2021, which deadline NMED was unable to meet. NMED is currently preparing its SIP for the second compliance period and has notified PNM that it will not be required to submit a regional haze four-factor analysis for SJGS since PNM retired its share of SJGS in 2022. On August 30, 2022, EPA published in the Federal Register an official “Finding of Failure to Submit” for states, including New Mexico, that have not yet submitted a round 2 regional haze SIP. This action by EPA started a two-year clock for it to issue a FIP, which deadline has now passed. NMED petitioned the NM Environmental Improvement Board to adopt a proposed SIP and submitted a final revised plan to the Environmental Improvement Board on March 3, 2025. PNM submitted comments on the proposed SIP in response to a request for comments by NMED. On March 12, 2025, as part of EPA’s list of 31 deregulatory actions, EPA announced it would restructure the Regional Haze Program. The NM Environmental Improvement Board scheduled a public hearing April 28 to April 30, 2025.

Carbon Dioxide Emissions

In 2015, EPA established standards to limit CO2 emissions from power plants, including (1) Carbon Pollution Standards for new, modified, and reconstructed power plants; and (2) the Clean Power Plan for existing power plants. Challengers successfully petitioned the U.S. Supreme Court for a stay of the Clean Power Plan. In 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines. The ACE Rule was also challenged, and on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al., vacating the ACE Rule.

Numerous parties sought review by the U.S. Supreme Court, and on June 30, 2022, the U.S. Supreme Court held that the “generation shifting” approach in the Clean Power Plan exceeded the powers granted to EPA by Congress. Of broader significance in administrative law, the Court’s opinion expressly invoked the “major question” doctrine, which requires rules involving issues of “vast economic or political significance” to be supported by clear statutory authorization. In cases where there is no clear statement of authority, courts need not defer to the agency’s statutory interpretation on “major questions.” The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agencies’ authority may be limited based upon similar reasoning.

The litigation over the Carbon Pollution Standards remains held in abeyance but could be reactivated by the parties upon a determination by the court that reconsideration of the rule has concluded.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In 2024, EPA adopted regulatory actions under CAA Sections 111(b) and (d) to replace the Clean Power Plan and the ACE Rule. The final rules include revised new source performance standards under Section 111(b) for all new natural gas-fired combustion turbines and emission guidelines under Section 111(d) requiring states to develop standards of performance for GHG emissions from existing fossil-fuel-fired electric steam generating units. In the final rules, EPA determined that the standards for existing coal- or gas-fired steam generating units must be based on the use of either CCS (long-term), natural gas co-firing (medium-term), or exempt from the rule via early retirement. The standards for new combustion turbines must be based on CCS (base load), efficient simple cycle design (intermediate load), or lower-emitting fuels (low load). Over a dozen states, several industry groups and some power companies and labor unions have filed challenges to the rule at the DC Circuit, which heard oral arguments on December 6, 2024. However, President Trump issued several executive orders on January 20, 2025, directing his Administration to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. On March 12, 2025, as part of EPA’s reconsideration of 31 environmental regulations, EPA announced the agency will reconsider the previous Administration’s regulations on greenhouse gas standards and guidelines for power plants.

Because the CAA 111 rule does not contain provisions for existing natural gas units, on March 26, 2024, EPA announced it was opening a non-regulatory docket and issued framing questions to gather input about ways to design a stronger, more durable approach to GHG regulation of existing gas combustion turbines. The docket was open for public comment from March 26, 2024 to May 28, 2024 and the agency held a policy forum to bring stakeholders together to share ideas with EPA and others. Under the Trump Administration, EPA is unlikely to propose a rule based on this non-regulatory docket.

In 2021, President Biden signed an extensive executive order aimed at addressing climate change concerns domestically and internationally. The order was intended to build on the initial climate-related actions the Biden Administration took on January 20, 2021. It addressed a wide range of issues, including establishing climate change concerns as an essential element of U.S. foreign and security policy, identifying a process to determine the U.S. INDC under the Paris Agreement, and establishing a Special Presidential Envoy for Climate that would sit on the National Security Council. On April 22, 2021, at the Earth Day Summit, as part of the U.S.’s re-entry into the Paris Agreement, President Biden unveiled the goal to cut U.S. emissions by 50% - 52% from 2005 levels by 2030, nearly double the GHG emissions reduction target set by the Obama Administration. The 2030 goal joined President Biden’s other climate goals which included a carbon pollution-free power sector by 2035 and a net-zero emissions economy by no later than 2050. In an executive order issued on January 20, 2025, President Trump ordered his Administration to withdraw the U.S. from the Paris Agreement and from any agreement, pact, accord, or similar commitment made under the United Nations Framework Convention on Climate Change.

PNM’s review of the GHG emission reductions standards that have or may occur as a result of legislation or regulation is ongoing. We are currently determining what impact, if any, the final rules will have on our business, results of operations, and financial condition.

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

PNM does not believe there will be material impacts to its facilities because of the non-attainment designation of the small area within Doña Ana County. Until EPA approves attainment designations for the Navajo Nation and releases a proposal to implement the revised ozone NAAQS, PNM is unable to predict what impact the adoption of these standards may have on Four Corners. On July 13, 2020, EPA proposed to retain the existing ozone NAAQS based on a review of the full body of currently available scientific evidence and exposure/risk information, but on August 21, 2023, EPA announced an entirely new review of the ozone standard. PNM cannot predict the outcome of this matter.

In 2019, EPA issued findings that several states, including New Mexico, had failed to submit interstate transport SIPs for the 2015 8-hour ozone NAAQS, triggering an obligation for EPA to issue a FIP within two years. In response, NMED submitted a Good Neighbor SIP on July 27, 2021 that demonstrates that there are no significant contributions from New Mexico to downwind problems in meeting the federal ozone standard. On March 15, 2023, EPA Administrator Regan signed a final action imposing a FIP on multiple states but did not include a FIP for New Mexico because the most updated modeling available at the time of the proposal confirmed the state did not contribute to downwind ozone nonattainment or maintenance areas. However, the updated modeling EPA used in the final rule indicated that New Mexico may be significantly contributing to one or more non-attainment or maintenance areas. In light of that modeling result, on February 16, 2024, the EPA published a proposed rule partially disapproving the SIPs for New Mexico and four other states (Arizona, Iowa, Kansas, Tennessee) and expanding the Good Neighbor FIP to apply to these states. The FIP aspect of the proposed rule would have required fossil fuel-fired power plants in these five states to participate in an allowance-based ozone season NOx emissions trading program beginning in 2025, but the outgoing Biden Administration did not finalize the rule. On March 10, 2025, in the DC Circuit, the EPA filed a motion for voluntary remand of its ozone interstate transport FIP for the 2015 ozone NAAQS to reconsider the rule and anticipates completing a new rulemaking by Fall 2026. The FIP is listed for reconsideration under the EPA’s March 2025 list of deregulatory actions.

PM Standard – In 2023, EPA published, in the Federal Register, a proposal to lower the annual fine PM standard to between 9-10 µg/m3 but retain the rest of its PM standards, including the current daily fine PM standard, the daily coarse PM standard, and the secondary PM standards. The final rule was published on March 6, 2024, lowering the primary annual PM 2.5 NAAQS to 9 ug/m3, and became effective May 6, 2024. States will have until March 2032 to attain compliance with the new standard. During the multi-year implementation process, EPA will designate attainment/nonattainment areas by March 6, 2026, and states will submit a SIP to EPA by September 6, 2027. This implementation process also applies to the Albuquerque-Bernalillo County Environmental Health Department who may combine efforts with NMED. Bernalillo County does not currently meet the 9 ug/m3 standard which may impact future air permitting activities at Rio Bravo and Reeves Generating Stations if the county is designated as nonattainment. However, even before any designations are made, the new standard is effective for conducting required modeling for permit applications and revisions. The lower standard is expected to result in new nonattainment areas throughout the country and could prompt additional PM control requirements, but PNM cannot predict the impacts of the outcome of future rulemaking. The May 2024 rule is listed for reconsideration under EPA’s March 2025 list of deregulatory actions.

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

To minimize impingement mortality, the rule provides operators of facilities, such as Four Corners, seven options for meeting Best Technology Available (“BTA”) standards for reducing impingement. The permitting authority must establish the BTA for entrainment on a site-specific basis, taking into consideration an array of factors, including endangered species and social costs and benefits. Affected sources must submit source water baseline characterization data to the permitting authority to assist in the BTA determination. Compliance deadlines under the rule are tied to permit renewals, including any subject to a schedule of compliance established by the permitting authority in the permit itself.

In 2018, several environmental groups sued EPA Region IX in the U.S. Court of Appeals for the Ninth Circuit over EPA’s failure to timely reissue the Four Corners NPDES permit. The petitioners asked the court to issue a writ of mandamus compelling EPA Region IX to take final action on the pending NPDES permit by a reasonable date. EPA subsequently reissued the NPDES permit. The permit did not contain conditions related to the cooling water intake structure rule, because EPA

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
determined that the facility had achieved BTA for both impingement and entrainment by operating a closed-cycle recirculation system. Several environmental groups filed a petition for review with EPA’s Environmental Appeals Board (“EAB”) concerning the reissued permit. The environmental groups alleged that the permit was reissued in contravention of the Clean Water Act and did not contain limits or conditions required by EPA’s ELG applicable to Four Corners or EPA’s cooling water intake structures rule, among others. EPA withdrew the Four Corners NPDES permit in order to examine the issues raised by the environmental groups and then issued an updated NPDES permit in 2019. The permit was once again appealed to the EAB and was stayed before the effective date, but the EAB issued an order denying the petition for review on September 30, 2020. Thereafter, the Regional Administrator of the EPA signed a notice of final permit decision, and the NPDES permit was issued on November 9, 2020. The permit became effective December 1, 2020. On January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit. The September 2019 permit remained in effect pending the outcome of this appeal. On March 21, 2022, EPA provided notice in the Federal Register of a proposed settlement agreement with the environmental groups. The parties subsequently executed the settlement agreement as of May 2, 2022. Under the settlement, the lawsuit was administratively closed through September 6, 2023, during which time a third-party consultant spent 12 months sampling discharges from Four Corners and EPA spent three months completing an analysis. On December 1, 2023, EPA issued a modification, effective December 31, 2023, to the NPDES permit that had been issued on November 9, 2020. The modification applies to permit elements related to effluent discharge. PNM cannot predict whether the analysis required to be performed by EPA under the settlement agreement will result in further changes to the NPDES permit but does not anticipate that it will have a material impact on PNM’s financial position, results of operations, or cash flows.

Effluent Limitation Guidelines

In 2013, EPA published proposed revised wastewater ELG establishing technology-based wastewater discharge limitations for fossil fuel-fired electric power plants.  EPA signed the final Steam Electric ELG rule in 2015. The final rule, which became effective on January 4, 2016, phased in the new, more stringent requirements in the form of effluent limits for arsenic, mercury, selenium, and nitrogen for wastewater discharged from wet scrubber systems and zero discharge of pollutants in ash transport water that must be incorporated into plants’ NPDES permits. The 2015 rule required each plant to comply between 2018 and 2023 depending on when it needed a new or revised NPDES permit.

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

In 2021, EPA published notice that it would undertake a supplemental rulemaking to revise the ELG after completing its review of the rules reconsidered in 2020. As part of this process, EPA is committed to determine whether more stringent limitations and standards would be appropriate. On March 29, 2023, EPA published the proposed ELG Rule in the Federal Register. The proposed rule included stricter limitations for wastewater discharges for coal-fired facilities, but allowed for flexibilities for those coal-powered facilities that would soon decommission or repower. With this proposed rule EPA extended the date of decommissioning or repowering from December 31, 2028, to December 31, 2032.

On May 9, 2024, EPA published a final rule to further revise the ELG. This final supplemental rule updated the technology-based limitations applicable to flue gas desulfurization wastewater, bottom ash transport water, and legacy wastewater at existing sources, as well as combustion residual leachate at new and existing sources. The 2024 rule was challenged in the U.S. Court of Appeals for the Eighth Circuit, but the court denied motions for a stay, so the rule remains in effect. On March 12, 2025, EPA announced it would reconsider the ELGs for the steam electric power generating industry.

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

In 2021, NMED approved both the field work plans required for site characterization and associated work activities which were completed by the end of 2022 and a report was submitted to the NMED in 2023. Groundwater sampling for the abatement plan’s first semiannual work was completed in 2023, and the associated report was completed and submitted to the NMED. In addition, the work plan for the 2023 CAF work was completed and submitted to the NMED in July 2023. NMED approved this work plan in December 2023. The activities from the work plan include the installation of three monitoring wells which were completed in December 2024. A report summarizing the well installation is under preparation. Site wide sampling will take place in 2025, with reports provided to NMED.

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

In 2018, EPA published a rule that constitutes “Phase One, Part One” of its ongoing reconsideration and revision of the 2015 CCR rule. The final Phase One, Part One rule extended the deadline to allow EGUs with unlined impoundments or that fail to meet the uppermost aquifer requirement to continue to receive coal ash until October 31, 2020, which was again extended by subsequent amendments. The rule also authorized a “Participating State Director” or EPA to approve suspension of groundwater monitoring requirements and to issue certifications related to the location restrictions, design criteria, groundwater monitoring, remedy selection and implementation. The rule also modified groundwater protection standards for certain constituents, which include cobalt, molybdenum, lithium, and lead without a maximum contamination level.

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

On May 8, 2024, EPA published a final rule that extended federal CCR regulatory requirements to (1) inactive CCR surface impoundments at inactive utilities and (2) CCRMU (Legacy Rule), including CCR impoundments and landfills that closed prior to the effective date of the 2015 CCR rule, inactive CCR landfills, and other areas where CCR was managed directly on the land. The rule became effective on November 8, 2024. EPA included deferral options for smaller CCRMU containing between one and 1,000 tons of CCR, CCRMU located beneath critical infrastructure or large buildings or structures vital to the continuation of current site activities, and CCRMU that closed prior to the effective date of the new rule (subject to certain eligibility conditions). EPA also codified the controversial definitions of infiltration and liquids that were litigated in the DC Circuit. Six petitions for review of the Legacy Rule were filed and were consolidated into one case by the DC Circuit. The Utility Solid Waste Activities Group, of which TXNM is a member, is a petitioner jointly with the National Rural Electric Cooperative Association, and American Public Power Association. The U.S. Supreme Court denied a requested stay of the rule by Eastern Kentucky Cooperative. As part of the list of deregulatory actions, EPA is evaluating the Legacy Rule to determine whether to grant short-term and long-term relief such as extending compliance deadlines and aims to complete such rule changes within one year.

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

At this time, PNM is still evaluating the financial impacts of this final regulation for Four Corners. Initial CCRMU site surveys are expected to be completed by February 2026 with final site investigation reports expected to be finalized by February 2027. Based on the information available to the Company at this time, PNM cannot reasonably estimate the fair value of the entire CCRMU ARO. PNM cannot predict the outcome of the CCRMU site evaluations and investigations, or how these outcomes might affect the associated costs, which might have a material impact on PNM’s operations, financial position, or cash flows.

In 2020, EPA published a proposed rule establishing a federal permitting program for the handling of CCR within the boundaries of Native American reservations and in states without their own federally authorized state programs. Permits for units within the boundaries of Native American reservations would be due 18 months after the effective date of the rule. EPA projected finalizing the rule in October 2024 but still has not submitted a final version to the Office of Management and Budget (“OMB”). Given the change in administration, it is not clear whether or when EPA will finalize the rule. EPA has coordinated with the affected permits for the three facilities with CCR disposal units located on Native American lands. PNM cannot predict the outcome of EPA’s rulemaking activity or the outcome of any related litigation, and whether or how such a ruling would affect operations at Four Corners.

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

As noted above, SJGS does not operate any onsite CCR impoundments or landfills that are regulated under the 2015 CCR rule, and as of November 8, 2024, identified only one CCRMU that would be regulated under the Legacy Rule. That CCRMU has since been removed from that unit and PNM will conduct the requisite site investigation reports. PNM would seek recovery from its retail customers of all CCR costs for jurisdictional assets that are ultimately incurred.

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

Other Commitments and Contingencies
Coal Supply

Four Corners

APS purchases all of Four Corners’ coal requirements from NTEC, an entity owned by the Navajo Nation, under the Four Corners CSA that expires in 2031. The coal comes from reserves located within the Navajo Nation. The contract provides for pricing adjustments over its term based on economic indices and certain minimum payments that may be required if no deliveries of coal are taken. PNM’s share of the coal costs is being recovered through the FPPAC. See additional discussion of the Four Corners CSA in Note 17 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

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

A coal mine reclamation study for the surface mine that serves Four Corners was issued in December 2024. The study reflected operation of the mine through 2031, the term of the Four Corners CSA. PNM remeasured its liability, which resulted in a decrease in overall reclamation costs of $1.6 million, due primarily to lower overhead costs, contractor management costs, and taxes and royalties. Due to the NMPRC cap on the amount that can be collected from retail customers for final reclamation of the surface mines at $100.0 million, PNM recorded the decrease related to the surface mine liability as a regulatory disallowance on the Consolidated Statements of Earnings for the year ended December 31, 2024.

Based on the most recent estimates, PNM’s remaining payments as of March 31, 2025 for mine reclamation, in future dollars, are estimated to be $46.5 million for the surface mines at both SJGS and Four Corners and $62.7 million for the underground mine at SJGS. At March 31, 2025 and December 31, 2024, liabilities, in current dollars, of $34.4 million and $38.3 million for surface mine reclamation and $53.5 million and $52.9 million for underground mine reclamation were recorded in other deferred credits.

The SJGS owners are parties to a reclamation trust funds agreement to provide financial assurance for post-term coal mine reclamation obligations. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable reclamation trust, and meet year-end funding targets set by funding curves that are approved by the SJGS ownership. PNM began using its mine reclamation trust to pay for final mine reclamation costs in April 2023. Because the trust agreement requires meeting specific funding targets at year end, it may be necessary for PNM to make additional contributions to meet those targets. PNM funded $27.3 million in 2024. Based on PNM’s reclamation trust fund balance at March 31, 2025, and current funding curve targets, PNM anticipates contributing $1.6 million in 2025, $1.0 million in 2026, and $0.4 million in 2027.

Under the Four Corners CSA, PNM is required to fund its share of estimated final reclamation costs in annual installments into an irrevocable escrow account solely dedicated to the final reclamation cost of the surface mine at Four Corners. PNM contributed $3.2 million in 2024 and anticipates providing additional funding of $0.5 million per year for 2025, 2026 and 2027.

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

(12)   Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 11. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

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
•Capital structure of 51.0% equity
•Maintain currently approved depreciation rates for Four Corners as established in PNM’s 2024 Rate Change and PNM’s NM 2015 Rate Case
•Modification of PNM’s current amortization period through December 31, 2028 on the unprotected Excess Deferred Federal Income Taxes (“EDFIT”) regulatory liability to reflect amortization of remaining unprotected EDFIT through December 31, 2027
•Costs associated with ESAs shall be recovered through base rates
◦PNM will establish a regulatory asset or regulatory liability for the difference in actual ESA costs compared to the forecasted $82.1 million included in base rates in the test period and thereafter until new rates are effective from PNM’s next general rate case filing. The regulatory asset or regulatory liability will be subject to NMPRC approval in PNM’s next rate case
•PNM will establish a regulatory liability associated with investment tax credits for the Sandia energy storage system as proposed in its application
•PNM will establish a regulatory liability equal to the return on legacy meters currently included in rates, as the legacy meters are retired during PNM’s deployment of its approved Grid Modernization Plan

A hearing was held on February 17 and 18, 2025. On April 8, 2025, the hearing examiners issued a certification of stipulation recommending approval of the unopposed stipulation. PNM cannot predict the outcome of this matter.

2024 Rate Change

In December 2022, PNM filed an application with the NMPRC for a general increase in retail electric rates. On January 3, 2024, the NMPRC issued a final order authorizing PNM to implement an increase in non-fuel base rates of $15.3 million, effective for service beginning January 15, 2024. The final order includes an ROE of 9.26% and a capital structure of 49.61% equity, 50.10% debt, and 0.29% preferred stock. As a result of the final order, PNM recorded a regulatory disallowance of $55.5 million and a corresponding reduction to Utility Plant in the year ended December 31, 2023, after accounting for previous impairments, to reflect the remedy adopted in the Final Order for Four Corners. In addition, PNM had recorded a reduction to electric operating revenues of $38.4 million with a corresponding current regulatory liability of $19.2 million and a deferred

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
regulatory liability of $19.2 million for the PVNGS rate refunds that are being returned to customers over a two-year period ending March 2026. PNM had also recorded a regulatory disallowance of $8.2 million and a corresponding reduction to Utility Plant for the disallowance of CWIP from PVNGS.

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

Included in PNM’s approved procurement plans are the following renewable energy resources:

•158 MW of PNM-owned solar-PV facilities
•A PPA through 2044 for the output of New Mexico Wind, having a current aggregate capacity of 200 MW, and a PPA through 2035 for the output of Red Mesa Wind, having an aggregate capacity of 102 MW
•A PPA through 2040 for 140 MW of output from La Joya Wind II
•A PPA through 2042 for the output of the Lightning Dock Geothermal facility with a capacity of 11 MW
•Solar distributed generation, aggregating 314.9 MW at March 31, 2025, owned by customers or third parties from whom PNM purchases any net excess output and RECs

The NMPRC has authorized PNM to recover certain renewable procurement costs through a rate rider billed on a per KWh basis. In its 2025 renewable energy procurement plan, which became effective on January 1, 2025, PNM proposed to collect $58.7 million for the year. PNM recorded revenues from the rider of $17.0 million and $15.3 million in the three months ended March 31, 2025 and 2024.

Under the renewable rider, if PNM’s earned rate of return on jurisdictional equity in a calendar year, adjusted for items not representative of normal operations, exceeds the NMPRC-approved rate by 0.5%, PNM is required to refund the excess to customers during May through December of the following year. PNM did not exceed such limitation in 2024.

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

Integrated Resource Plans

NMPRC rules require that investor-owned utilities file an IRP every three years and is required to cover a 20-year planning period and contain an action plan covering the first three years of that period. The IRP establishes a collaborative facilitated process for a utility and stakeholders to agree on a statement of need for potential new or additional resources, as well as an action plan to guide procurement or development of resources to meet the stated need. A most-cost-effective portfolio of resources shall be derived from the statement of need analysis. The statement of need and action plan must be accepted before the utility begins the resource solicitation process pursuant to the IRP Rule. Following acceptance of the statement of need and action plan, a utility will provide the NMPRC and intervenors drafts of the RFP and a timeline for issuing, receiving, evaluating, and ranking bids. The NMPRC will then appoint an Independent Monitor (“IM”) to oversee the RFP process, which allows for parties and the IM to comment on the RFP consistency with the IRP, after which the utility issues the RFP. Within 120 days of receiving bids the utility shall provide the IM with results including pricing and non-price evaluation criteria, ranking of bids, chosen portfolio and alternatives that also meet the needs; the IM then rules on the fairness of the RFP execution. Acceptance of the statement of need and action plan will not constitute a finding of prudency or pre-approval of costs associated with the additional resources. Following the RFP and IM processes, the utility may apply for approvals, and any costs incurred to implement the action plan will be considered in a general rate case and/or resource acquisition proceeding.

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

2028 Resource Application

On November 22, 2024, PNM filed an application with the NMPRC seeking approval of ESAs, a PPA, and a CCN for system resources in 2028 to be available to meet summer 2028 customer needs. PNM’s request includes:

•Two 150 MW ESAs
•A 167 MW PPA for the Valencia power plant through 2039
•A CCN for a 100 MW solar facility and a 30 MW battery to be PNM-owned and located in San Juan County. The request provides the opportunity to increase the 30 MW battery by an additional 20 MW

On March 12, 2025, PNM and intervening parties filed an unopposed comprehensive stipulation with the NMPRC. The stipulation supports approval of PNM’s application, including the proposed option to increase the 30 MW battery by an additional 20 MW. A hearing was held April 2, 2025 and on May 6, 2025, the hearing examiners issued a certification of stipulation recommending approval of the unopposed stipulation.

Grid Modernization Plan

In October 2022, in compliance with New Mexico Grid Modernization Statute, PNM filed its Grid Modernization Plan with the NMPRC. The projects included in the application improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit consistent with the Grid

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Modernization Statute. PNM’s proposal to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. PNM’s application included grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The approved rate rider will recover capital costs, operating expenses, and taxes associated with the investments included in the plan. On October 17, 2024, the NMPRC issued a final order which largely approved PNM’s application with minor modifications.
Transportation and Electrification Program (TEP)
On June 1, 2023, PNM filed its 2024-2026 TEP with the NMPRC, requesting approval of a $37.1 million total three-year budget and continuation of the current TEP Rider. Approximately 22% of the budget, $8.0 million, will be dedicated to low-income customers. On February 2, 2024, the hearing examiners in the case issued a RD largely approving PNM’s 2024-2026 TEP but with certain modifications. On February 23, 2024, the NMPRC approved the RD with modifications that reduced the three-year budget by $4.0 million, for a total revised budget of $32.9 million. The TEP rider became effective on April 26, 2024.

TNMP

Sales and Use Tax Refund

On March 12, 2025, TNMP filed a refund claim with the Texas Comptroller’s office for overpaid sales and use taxes primarily related to asset purchases. The $33.6 million refund request covers periods from January, 2022 to October, 2024. Although the Company is unable to predict the outcome of the refund claim, the bulk of any refund amounts received, net of consultant fees, are expected to be applied to 2025 TNMP capital projects.

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

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 6, 2023	$21.4	$4.2
March 15, 2024	97.4	13.1
September 20, 2024	20.6	3.9
March 25, 2025	83.5	11.5

Periodic Distribution Rate Adjustment

PUCT rules permit interim rate adjustments twice per year to reflect changes in investments in distribution assets. Additionally, a DCRF may be filed during a pending rate case proceeding as long as that DCRF request is not filed until the 185th day after the rate case proceeding was initiated. The following sets forth TNMP’s recent interim distribution rate increases:

Effective Date	Approved Increase in Rate Base	Annual Increase in Revenue
	(In millions)
September 1, 2023	$157.0	$14.5
July 28, 2024	205.9	15.6
November 17, 2024	43.7	7.7

On March 14, 2025, TNMP filed its 2025 DCRF that requested an increase in TNMP annual distribution revenue requirement of $25.0 million based on an increase in rate base of $176.6 million. The case is pending review by the PUCT.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor (“EECRF”), which includes projected program costs, under and over collected costs from prior years, rate case expenses, and performance bonuses (if programs exceed mandated savings goals). On May 26, 2023, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2024. On September 28, 2023, the PUCT approved a unanimous stipulation, authorizing recovery of $6.6 million, including a performance bonus of $1.2 million based on TNMP’s energy efficiency achievements in the 2022 plan year and became effective March 1, 2024. On May 31, 2024, TNMP filed its request to adjust the EECRF to reflect changes in costs for 2025. On October 24, 2024, the PUCT approved the total amount requested, authorizing recovery of $7.0 million, which includes a performance bonus of $1.3 million based on TNMP’s energy efficiency achievements in the 2023 plan year and became effective March 1, 2025.

Hurricane Beryl

On July 8, 2024, Hurricane Beryl made landfall in the Texas Gulf Coast leaving approximately 116,000 customers in the TNMP service area without power. As of March 31, 2025, TNMP incurred $53.2 million of costs, of which $32.4 million has been recorded in Utility Plant and $20.8 million has been recorded as a Regulatory Asset on the Condensed Consolidated Balance Sheets. TNMP will seek collection of such costs in a future regulatory proceeding.

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

On December 11, 2024, TNMP filed an unopposed settlement with the PUCT. The settlement includes $565.8 million of capital investments over 2025 through 2027, reflecting 94% of TNMP’s proposed plan investments. The settlement also encompasses $128.2 million of operations and maintenance expenses associated with several programs, including vegetation management and wildfire mitigation. On March 26, 2025, TNMP received the final order from the PUCT which included modifications reflecting capital investments of $545.8 million and $86.1 million of operating and maintenance costs.

(13)     Lease Commitments

The Company leases office buildings, vehicles, energy storage facilities, and other equipment. In addition, certain rights-of-way agreements are classified as leases. All of the Company’s leases with terms in excess of one year are recorded on the balance sheet by recording a present value lease liability and a corresponding right-of-use asset. Operating lease expense is recognized within operating expenses according to the use of the asset on a straight-line basis. Financing lease costs, which are comprised primarily of fleet and office equipment leases commencing after January 1, 2019, are recognized by amortizing the right-of-use asset on a straight-line basis and by recording interest expense on the lease liability. Financing lease right-of-use assets amortization is reflected in depreciation and amortization and interest on financing lease liabilities is reflected as interest charges on the Company’s Condensed Consolidated Statements of Earnings. See additional discussion of the Company’s leasing activities in Note 8 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

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

On April 5, 2021, PNM and Salt River Project entered into an Asset Purchase and Sale Agreement, pursuant to which PNM agreed to sell to Salt River Project certain PNM-owned assets and nuclear fuel necessary to the ongoing operation and maintenance of leased capacity in PVNGS Unit 1 and Unit 2. In January 2023, the Unit 1 leases expired, and PNM closed on the associated sale to Salt River Project. In January 2024, the Unit 2 leases expired, and PNM closed on the associated sale to Salt River Project, receiving payments totaling $3.4 million, of which $2.8 million was recorded as a reduction to Net utility plant on the Condensed Consolidated Balance Sheets and was presented as cash flows from investing activities on the Condensed Consolidated Statement of Cash Flows. In addition, $0.6 million was recorded as a reduction to Materials, supplies and fuel stock on the Condensed Consolidated Balance Sheets and was presented as cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows.

Land Easements and Rights-of-Way

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. PNM’s April 2025 payment for the amount due under the Navajo Nation right-of-way lease was $8.8 million, which included amounts due under the Consumer Price Index adjustment. Changes in the Consumer Price Index subsequent to January 1, 2019 are considered variable lease payments.

PNM has other prepaid rights-of-way agreements that are not accounted for as leases or recognized as a component of plant in service. PNM reflects the unamortized balance of these prepayments in other deferred charges on the Condensed Consolidated Balance Sheets and recognizes amortization expense associated with these agreements in the Condensed Consolidated Statement of Earnings over their term. As of March 31, 2025 and December 31, 2024, the unamortized balance of these rights-of-ways was $70.8 million and $67.1 million. PNM recognized amortization expense associated with these agreements of $1.1 million and $1.1 million in the three months ended March 31, 2025 and 2024.

Fleet Vehicles and Equipment

Fleet vehicle and equipment leases commencing on or after January 1, 2019 are classified as financing leases. Fleet vehicle and equipment leases existing as of December 31, 2018 are classified as operating leases. The Company’s fleet vehicle and equipment lease agreements include non-lease components for insignificant administrative and other costs that are billed over the life of the agreement. At March 31, 2025, residual value guarantees on fleet vehicle and equipment leases are $0.7 million, $0.8 million, and $1.5 million for PNM, TNMP, and TXNM Consolidated.

Energy Storage Agreements

The Company has ESAs with fixed payments over the life of the agreements, that are accounted for as operating leases, for which Company records the initial lease liabilities and corresponding right-of-use assets. The Company also has ESAs with monthly payments that vary, depending on the available capacity of the energy storage facility, that are also accounted for as operating leases, However due to the variable nature of the consideration, these agreements do not require a lease liability or a right-of-use asset to be recorded upon inception. Expenses for this type of lease are reflected in variable lease expense in the tables below. In addition, the Company has elected to separate lease components from non-lease components for ESAs and accordingly, does not include non-lease components in the measurement of the lease liability or right-of-use asset. The non-lease components, which are not included in the measurement of the lease liability or the corresponding right-of-use asset, comprise 25.5% of the value of the agreements.

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the Company’s operating leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2025			December 31, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Operating leases:
Operating lease assets, net of amortization	$268,291	$581	$269,399	$271,433	$923	$272,894
Current portion of operating lease liabilities	13,958	527	14,523	13,542	713	14,293
Long-term portion of operating lease liabilities	252,963	34	253,493	254,702	167	255,376

As discussed above, the Company classifies its fleet vehicle and equipment leases and its office equipment leases commencing on or after January 1, 2019 as financing leases. Information related to the Company’s financing leases recorded on the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2025			December 31, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Financing leases:
Non-utility property	$24,877	$23,938	$50,153	$24,548	$24,420	$50,144
Accumulated depreciation	(11,165)	(13,331)	(24,762)	(10,997)	(13,411)	(24,604)
Non-utility property, net	13,712	10,607	25,391	13,551	11,009	25,540

Other current liabilities	$4,487	$4,498	$9,307	$4,311	$4,527	$9,126
Other deferred credits	9,249	6,132	16,153	9,262	6,504	16,470

Information concerning the weighted average remaining lease terms and the weighted average discount rates used to determine the Company’s lease liabilities is presented below:

	March 31, 2025			December 31, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
Weighted average remaining lease term (years):
Operating leases	17.25	0.75	17.20	17.52	1.10	17.45
Financing leases	3.39	2.72	3.11	3.51	2.80	3.20

Weighted average discount rate:
Operating leases	5.68%	4.43%	5.23%	5.68%	4.41%	5.68%
Financing leases	5.19%	5.31%	5.68%	5.08%	5.19%	5.12%

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information for the components of lease expense is as follows:

	Three Months Ended March 31, 2025
	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:
Energy storage leases	$5,083	$—	$5,083
Other operating leases	1,863	154	2,036
Amounts capitalized	(11)	(130)	(141)
Total operating lease expense	6,935	24	6,978
Financing lease cost:
Amortization of right-of-use assets	1,201	1,294	2,588
Interest on lease liabilities	180	144	339
Amounts capitalized	(880)	(1,195)	(2,074)
Total financing lease expense	501	243	853

Variable lease expense	6,556	—	6,556
Short-term lease expense	191	4	225
Total lease expense for the period	$14,183	$271	$14,612

	Three Months Ended March 31, 2024
	PNM	TNMP	TXNM
	(In thousands)
Operating lease cost:
Energy storage leases	$2,947	$—	$2,947
Other operating leases	2,059	270	2,329
Amounts capitalized	(35)	(232)	(267)
Total operating lease expense	4,971	38	5,009
Financing lease cost:
Amortization of right-of-use assets	1,218	1,316	2,542
Interest on lease liabilities	144	152	297
Amounts capitalized	(841)	(1,182)	(2,023)
Total financing lease expense	521	286	816

Variable lease expense	360	—	360
Short-term lease expense	204	6	216
Total lease expense for the period	$6,056	$330	$6,401

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	PNM	TNMP	TXNM	PNM	TNMP	TXNM
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,116	$13	$5,145	$3,826	$14	$3,840
Operating cash flows from financing leases	62	25	102	44	29	74
Finance cash flows from financing leases	436	217	741	464	256	728

Non-cash information related to right-of-use assets obtained in exchange for lease obligations:
Operating leases	$49	$4	$52	$27	$63	$90
Financing leases	1,368	891	2,449	263	1,040	1,398

Capitalized lease costs are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024.

Future expected lease payments are shown below:

	As of March 31, 2025
	PNM			TNMP		TXNM
		Operating					Operating
	Financing	Energy Storage	Other	Financing	Operating	Financing	Energy Storage	Other
	(In thousands)
Remainder of 2025	$3,879	$15,250	$7,060	$3,854	$547	$8,009	$15,250	$7,657
2026	4,672	20,333	7,045	3,867	14	8,905	20,333	7,128
2027	3,372	20,333	7,049	2,395	14	6,111	20,333	7,134
2028	1,969	20,333	7,052	982	11	3,114	20,333	7,135
2029	672	20,333	7,039	318	—	1,024	20,333	7,114
Later years	230	287,100	3,660	4	—	234	287,100	4,012
Total minimum lease payments	14,794	383,682	38,905	11,420	586	27,397	383,682	40,180
Less: Imputed interest	1,058	151,525	4,141	790	25	1,937	151,525	4,321
Lease liabilities	$13,736	$232,157	$34,764	$10,630	$561	$25,460	$232,157	$35,859

The above table includes $13.2 million, $10.2 million, and $23.6 million for PNM, TNMP, and TXNM at March 31, 2025 for expected future payments on fleet vehicle and equipment leases that could be avoided if the leased assets were returned and the lessor is able to recover estimated market value for the equipment from third parties.

At March 31, 2025, the Company has various lease arrangements that have been executed but have not yet commenced, which are primarily related to ESAs. The Company currently expects lease commencement dates in 2025 and 2029, with lease terms expiring in 2045 and 2044, and will recognize lease assets and liabilities upon lease commencement. The expected total fixed consideration to be paid for these arrangements, which includes non-lease payments, is approximately $226.3 million over the 20-year terms of the agreements.

(14)   Income Taxes
The Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. In interim periods, income tax expense is calculated by applying the anticipated annual effective tax rate to year-to-date earnings before income taxes. Certain unusual or infrequently occurring items are excluded from the estimated annual rate calculation. Such items include regulatory disallowances and excess tax benefits or deficiencies related to stock awards. At March 31, 2025, TXNM, PNM, and TNMP estimated their effective income tax rates for the year ended December

TXNM ENERGY, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
31, 2025 would be 12.34%, 10.42%, and 20.21%. The primary difference between the statutory income tax rates and the effective tax rates is the effect of the reduction in income tax expense resulting from the amortization of excess deferred federal income taxes.

During the three months ended March 31, 2025, income tax expense calculated by applying the expected annual effective income tax rate to earnings before income taxes was further decreased by excess tax benefits related to stock awards of $0.2 million for TXNM, of which $0.1 million was allocated to PNM and $0.1 million was allocated to TNMP.

Beginning February 2018, PNM’s NM 2016 Rate Case reflected the reduction in the federal corporate income tax rate resulting from enactment of legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), including amortization of excess deferred federal income taxes. In accordance with the order in that case, PNM is returning the protected portion of excess deferred federal income taxes to customers over the average remaining life of plant in service as of December 31, 2017, and had been returning the unprotected portion of excess deferred federal income taxes to customers over a period of approximately twenty-three years. Pursuant to the final order in the PNM 2024 Rate Change, the remaining balance of $62.7 million of unprotected excess deferred income taxes is being returned over a four-year period. The approved settlement in the TNMP 2018 Rate Case includes a reduction in customer rates to reflect the impacts of the Tax Act beginning on January 1, 2019. TXNM, PNM, and TNMP will amortize federal excess deferred income taxes of $25.6 million, $22.9 million, and $2.7 million in 2025. See additional discussion of the impacts of the Tax Act in Note 18 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

(15)   Related Party Transactions

TXNM, PNM, TNMP, and NMRD are considered related parties, as is PNMR Services Company, a wholly-owned subsidiary of TXNM that provides corporate services to TXNM and its subsidiaries in accordance with shared services agreements. These services are billed at cost on a monthly basis to the business units. In addition, prior to the sale of NMRD, PNM purchased renewable energy from certain NMRD-owned facilities at a fixed price per MWh of energy produced. On February 27, 2024, PNMR Development and AEP OnSite Partners sold their respective interests in NMRD and the table below reflects transactions with NMRD prior to the sale. The table below summarizes the nature and amount of related party transactions of TXNM, PNM, TNMP, and NMRD:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Services billings:
TXNM to PNM	$32,087	$35,407
TXNM to TNMP	13,376	14,237
PNM to TNMP	79	81
TNMP to TXNM	28	10
TXNM to NMRD	—	66
Renewable energy purchases:
PNM from NMRD	—	1,523
Interest billings:
TXNM to PNM	8	14
PNM to TXNM	133	155
TXNM to TNMP	145	14

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

MD&A FOR TXNM

EXECUTIVE SUMMARY

Overview

TXNM is a holding company with two regulated electric utilities, PNM and TNMP, serving approximately 837,000 residential, commercial, and industrial customers in New Mexico and Texas. TXNM strives to create a clean and bright energy future for customers, communities, and shareholders. TXNM’s strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power built on a foundation of sustainability.

Recent Developments

System Resiliency Plan (“SRP”)

In 2023, the Texas Legislature enacted HB 2555, permitting an electric utility to seek approval of, and cost recovery for a system resiliency plan. On March 26, 2025, TNMP received the final order from the PUCT approving TNMP’s SRP which is designed to benefit customers through enhanced resiliency of its distribution system, as intended under HB 2555. Investments in the SRP are prioritized based on customer benefit, physical protection of infrastructure, foundational investments in operational and cybersecurity technologies, and wildfire risk reduction, and are focused on lower-performing areas in the context of reliability.

2025 Rate Request

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

In November 2024, PNM filed its unopposed comprehensive stipulation with the NMPRC. Key components include an increase of $105.0 million in retail revenues with the first phase effective July 1, 2025, and the second phase effective April 1, 2026, reflecting an ROE of 9.45%. On April 8, 2025, the hearing examiners issued a certification of stipulation recommending approval of the unopposed stipulation.

Vision, Values, and Business Objectives
TXNM’s vision is to create a clean and bright energy future while fulfilling its purpose to work together with customers and communities to meet their energy needs. TXNM’s core values of Safety, Caring, and Integrity are the foundation for the Company’s business objectives focused on safety excellence and customer satisfaction, including reliability. To reach these objectives, the Company is committed to:

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

Meeting the business objectives above will drive key financial results, including:

•Earning authorized returns on regulated businesses
•Delivering at or above industry-average long-term earnings growth, with a dividend payout ratio between 50 and 60 percent of earnings
•Maintaining investment grade credit ratings

Business Focus

To achieve its business objectives, focus is directed in key areas: Safe, Reliable, and Affordable Power; Utility Plant Investments; Superior Customer Experience; Environmentally Responsible Power; and Stakeholder and Community Engagement. The Company works closely with its stakeholders to ensure that resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities. Equally important is the focus of TXNM’s utilities on customer satisfaction and community engagement.

Safe, Reliable, and Affordable Power

Safety is the first priority of our business and a core value of the Company. TXNM utilizes a Safety Management System to provide clear direction, objectives and targets for managing safety performance and minimizing risks and empowers employees to “Be the Reason Everyone Goes Home Safe.”

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

PNM participates in the EIM, a real-time wholesale energy trading market operated by the CAISO, that enables participating electric utilities to buy and sell energy. The EIM aggregates the variability of electricity generation and load for multiple balancing authority areas and utility jurisdictions. In addition, the EIM facilitates greater integration of renewable resources through the aggregation of flexible resources by capturing diversity benefits from the expanding geographic footprint and the expanded potential uses for those resources. PNM passes the cost savings achieved by participating in the EIM through to customers under PNM’s FPPAC. PNM also plans to join the EDAM, which is a voluntary day-ahead regional market that expands on CAISO’s EIM market, as early as 2027.

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

Investments at TNMP support the continued high growth across each region of its service territory. Economic growth across Texas continues to push the demands on TNMP’s system to new levels, including a new system peak in February 2025. Additionally, the Texas legislature in 2023 passed a series of bills aimed at encouraging investments to enhance grid reliability and resilience. The PUCT has developed, and continues to develop, rules associated with the new legislation. TNMP will continue to submit filings for investments and recovery in accordance with these new rules in addition to the existing rate recovery mechanisms.

Investments at PNM are aimed at advancing the infrastructure beyond its original architecture to a more flexible and redundant system accommodating growing amounts of intermittent and distributed generation resources and integrating evolving technologies that provide long-term customer value. New Mexico’s clean energy future depends on a reliable, resilient, secure grid to deliver an evolving mix of energy resources to customers. In addition, projects included in the Grid Modernization Plan will improve customers’ ability to customize their use of energy and modernize PNM’s electric grid through infrastructure and technology improvements.

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

Superior Customer Experience

The Company strives to deliver a superior customer experience. With reliability being the primary role of a transmission and distribution service provider in Texas’ deregulated market, TNMP continues to focus on keeping end-users updated about interruptions and to encourage consumer preparation when severe weather is forecasted. In 2024, TNMP made significant strides in improving customer satisfaction related to power outages by providing a more user-friendly experience on TNMP’s outage map information system, making it easier for customers to access real-time outage information. In addition, TNMP introduced a new system that allows customers to receive outage alerts through multiple communication channels to enhance transparency and to ensure customers stay informed during outages. In September 2024, TNMP sent employees to assist in restoring power to those communities impacted by Hurricane Helene and in January 2025 TNMP was announced as an Edison Electric Institute (“EEI”) Emergency Response Award recipient. The EEI Emergency Response Awards recognize recovery and assistance efforts of electric companies following service disruptions caused by extreme weather or other natural events.

Throughout 2024 and into 2025, PNM continues to hold in-person engagements with residential and business customers through customer advisory councils. These engagements have helped PNM to build and improve customer relationships and have provided PNM with valuable customer insights to gauge customer interest levels towards programs and services to be highly customer centric. Additionally, PNM continues to focus its efforts to enhance the customer experience through customer service improvements, including enhanced digital payment options, strategic customer outreach, and improved communications. In 2025, PNM introduced a redesigned customer bill to make it easier for customers to understand their bill as a part of a broader commitment improving transparency and usability. While the electric utility industry continues to experience declines in customer satisfaction, as measured by J.D. Power, PNM’s ranking in 2025 remains stable, reflecting the Company’s sustained efforts to improve the customer journey through a more seamless and customer-friendly experience. PNM continues to focus on addressing energy affordability by promoting participation in utility programs among households with high energy burden to offset high bills. PNM has implemented efforts to increase participation in low-income energy efficiency programs, providing additional aid through the PNM Good Neighbor Fund, partnering with state agencies to make it easier to access funding, improving access to clean energy through expanded outreach and communication, and the implementation of low income transportation electrification programs. As a result of these communication efforts, 1,864 families in need have received emergency assistance through the PNM Good Neighbor Fund in the three months ended March 31, 2025.

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

PNM has a Chief Sustainability Officer responsible for developing and implementing the Company’s business strategy and positions on environmental and sustainability policy issues and is charged with establishing organization-wide policies, strategies, goals, objectives, and programs that advance sustainability and ensure compliance with regulations. The role serves as the Company’s primary contact with various regulatory agencies and stakeholder groups on environmental matters. In addition, the role leads environmental justice work that considers environmental and social impacts of PNM programs and projects on affected communities.

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

To demonstrate TXNM’s commitment to increase the electrification of vehicles in its service territory, PNM implemented its first TEP in 2022 and received approval of its 2024-2026 TEP in 2024. PNM has launched new transportation electrification offerings that support customer adoption of electric vehicles by addressing barriers to adoption. PNM’s TEP program budget provides financial support to residential and non-residential customers towards the purchase of EV chargers and/or site make-ready costs, as well as customer education and outreach on EV-specific electricity rates to encourage charging during off-peak periods. More than 25% of the program budget is dedicated to low- and moderate-income customers to plan for an equitable transition to an electrified transportation sector.

PNM participates in the National Electric Highway Coalition, which plans to build fast-charging ports along major U.S. travel corridors. The coalition, with approximately 50 investor-owned electric companies, is committed to providing EV fast charging ports that will allow the public to drive EVs with confidence throughout the country’s major roadways. To support this initiative, PNM’s TEP program includes the installation of a charging network along major roadways in New Mexico.

Renewable Energy and Energy Storage
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements in service as of March 31, 2025, have a total net generation capacity of 2,779 MW. In addition to PNM’s owned and third-party contracted solar facilities, PNM also has a customer distributed solar generation program that represented 314.9 MW at March 31, 2025. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resource plans have a generation capacity of 910 MW and are expected to be in service beginning in the summer of 2026. This includes approximately 310 MW of capacity under the Community Solar Act which will allow PNM to provide customers the option of accessing solar energy. In addition, PNM has filed its 2028 Resource Application with the NMPRC seeking approval of resources to be available for the 2028 summer peak, which are necessary for PNM to meet forecasted peak load requirements to serve its customers and to continue progress towards a carbon-free generating portfolio.
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

TXNM has a long tradition of supporting the communities that it serves in New Mexico and Texas and is committed to fostering positive relationships with stakeholders. During the three years ended December 31, 2024, corporate giving contributed $9.0 million to tribal communities and civic, educational, environmental, low income, and economic development organizations. Additionally, the PNM Resources Foundation (the “Foundation”) has provided an annual average of $1.3 million in grant funding over the past three years across New Mexico and Texas. Throughout 2024, the Foundation has focused on grants for nontraditional pathways to education and grants for the environment. These grants help nonprofits innovate or sustain programs to grow and develop their mission, develop and implement environmental programs, and provide educational opportunities. The Foundation continues to expand its matching and volunteer grant programs and the annual amount of matching donations available to each of its employees. The Foundation has also approved an increase to the amount awarded to employees, through the employee crisis management fund, who have been affected by the wildfires, floods, and hurricanes. In response to the South Fork and Salt wildfires that have caused devastation in the Ruidoso and Mescalero Apache Tribe communities, PNM and the Foundation have donated to the Ruidoso Fire Emergency Action Fund, hosted by the Community Foundation of Southern New Mexico, and to the Mescalero Apache Tribe Tribal Relief Fund. PNM is also collaborating with community foundations to help support the effort and direct funds where they are most needed. To support our team members impacted by Hurricane Beryl, the Foundation has increased the employee crisis fund, which is available to help our employees with financial support for catastrophic emergencies and basic living needs during times of crises.

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

Employee volunteers are the lifeblood of a healthy corporate culture. Community giving through volunteers’ time and effort is at the heart of employee engagement. Throughout 2024, the Company held large-scale volunteer events, working alongside nonprofits, schools, and vulnerable communities throughout New Mexico and Texas. More than 600 employees in both states participated in the annual “Day of Service,” a workday event encouraging employee volunteerism and serving more than 50 organizations. Throughout the year, employees volunteer their time generously through independent volunteer activities and board participation. Employees strengthen community resilience by giving more than 6,000 volunteer hours each year to support the health, safety, and well-being of diverse communities.

Financial Focus

Earning Authorized Returns on Regulated Businesses

TXNM’s success in accomplishing its financial objectives is highly dependent on two key factors: fair and timely regulatory treatment for its utilities and the utilities’ strong operating performance. The Company has multiple strategies to achieve favorable regulatory treatment, all of which have as their foundation a focus on the basics: safety, operational excellence, and customer satisfaction, while engaging stakeholders to build productive relationships. Both PNM and TNMP seek cost recovery for their investments through general rate cases, periodic cost of service filings, and various rate riders. The rates PNM and TNMP charge customers are subject to traditional rate regulation by the NMPRC, FERC, and the PUCT. Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

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

The regulatory framework in Texas strongly encourages investments into the grid by providing timely recovery through rate mechanisms outside of general rate cases. The PUCT has approved mechanisms that allow TNMP to recover capital invested in transmission and distribution projects without having to file a general rate case. The PUCT also approved rate riders that allow TNMP to recover amounts related to energy efficiency and third-party transmission costs. TNMP also has approximately 279,000 advanced meters across its service territory, the costs of which are being recovered through base rates.

PNM

The 2025 New Mexico Legislative session included several bills that were passed to support economic development, clean energy, grid modernization, and wildfire preparedness. Amongst the bills passed were the Strategic Economic Development Site Readiness Bill (the “Site Readiness Bill”) and the New Mexico Finance Authority Definitions, Funds & Rates Bill (the “Power Readiness Bill”).

The Site Readiness Bill creates a dedicated funding mechanism and a structured process for identifying, assessing, and preparing strategic economic development sites across the state, positioning New Mexico to compete with other states actively investing in site readiness. It appropriates approximately $24 million for the site readiness fund for site-characterization studies of proposed economic development sites and site preparations of strategic economic development sites. The Site Readiness Bill also creates the Strategic Economic Development Site Advisory Committee to advise the New Mexico Development Department (“NMEDD”) in selecting sites and awarding funding.

The Power Readiness Bill reduces risk, lead times, and regulatory uncertainty in acquiring additional generation resources and in building large-scale infrastructure needed to competitively serve economic development customers that create jobs and grow a public utility’s rate base. It allows a public utility to annually increase generation capacity by up to 10% of the public utility’s total system peak load. The Power Readiness Bill also shortens the time for regulatory approval of CCN filings for new, major infrastructure and allows a public utility to defer costs of economic development projects, placing them into a regulatory asset until a customer signs a contract or begins taking service.

The Energy Transition Act (“ETA”)

The ETA requires utilities operating in New Mexico to have renewable portfolios equal to 40% by 2025, 50% by 2030, 80% by 2040, and 100% zero-carbon energy by 2045. The ETA also allows for the recovery of undepreciated investments and decommissioning costs related to qualifying EGUs that the NMPRC has required be removed from retail jurisdictional rates, provided replacement resources to be included in retail rates have lower or zero-carbon emissions. The ETA provides for a transition from fossil-fueled generating resources to renewable and other carbon-free resources by allowing utilities to issue securitized bonds related to the retirement of certain coal-fired generating facilities to qualified investors. ETBC I issued the ETBC I Securitized Bonds in November 2023 under the provisions of the ETA.

Grid Modernization Plan

In October 2024, the NMPRC approved PNM’s Grid Modernization Plan which will improve customers’ ability to customize their use of energy and ensure that customers, including low-income customers, are a top priority and will benefit from the electricity grid consistent with the Grid Modernization Statute. PNM’s plan to modernize its electricity grid through infrastructure and technology improvements also increases the efficiency, reliability, resilience, and security of PNM’s electric system. The approved plan includes grid modernization investments of approximately $344 million for the first six years of a broader 11-year strategy. The approved rate rider will recover capital costs, operating expenses, and taxes associated with the investments included in the plan.

Integrated Resource Plan

NMPRC rules require that investor-owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first three years of that period. PNM’s approved 2023 IRP maintains a continued focus on a carbon-free energy system by 2040. The plan highlights the need for the significant sustained addition of resources over the next two decades, replacing retiring or expiring capacity, meeting concurrent load growth, while reducing the carbon intensity of PNM’s portfolio.

In December 2024, PNM issued its 2029-2032 RFP for at least 900 MW of new energy resources to come online between 2029 and 2032, with at least 500 MW needed by 2030 and is anticipated to identify potential replacement resources for PNM’s current natural gas generation capacity as well as PNM’s ownership interest in Four Corners.

2028 Resource Application

On November 22, 2024, PNM filed an application with the NMPRC seeking approval of two 150 MW ESAs, a 167 MW PPA for the Valencia power plant, and a CCN for a 100 MW solar facility and a 30 MW battery, with a proposed additional 20 MW option, to be available to meet summer 2028 customer needs. On March 12, 2025, PNM and intervening parties filed an unopposed comprehensive stipulation with the NMPRC which supports approval of PNM’s application, including the proposed option to increase the 30 MW battery by an additional 20 MW. A hearing was held and on May 6, 2025, the hearing examiners issued a certification of stipulation recommending approval of the unopposed stipulation.

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

The Board approved the following increases in the indicated annual common stock dividend:

Approval Date	Percent Increase
December 2023	5.4%
December 2024	5.2%

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

Economic Factors

TNMP – In the three months ended March 31, 2025, TNMP experienced an increase in volumetric weather normalized retail load of 1.0% compared to 2024. Weather normalized demand-based load, excluding retail transmission and data center consumers, increased 2.2% in the three months ended March 31, 2025 compared to 2024. Data center load, including distribution and transmission, has increased 105.6% in the three months ended March 31, 2025 compared to 2024.

PNM – In the three months ended March 31, 2025, PNM experienced an increase of 1.0% in weather normalized residential load. Weather normalized commercial load experienced an increase of 1.6% in the three months ended March 31, 2025 compared to 2024. In addition, PNM experienced an increase in industrial load of 20.5% in the three months ended March 31, 2025 compared to 2024.

The Company is closely monitoring the impacts on the capital markets of other macroeconomic conditions, including actions by the Federal Reserve to address inflationary concerns or other market conditions, and geopolitical activity, including the potential impacts of tariffs. The Company has not experienced, nor does it expect significant negative impacts to customer usage at PNM and TNMP resulting from these economic impacts. However, if current economic conditions worsen, the Company may be required to implement additional measures such as reducing or delaying operating and maintenance expenses and planned capital expenditures.

Results of Operations

Net earnings attributable to TXNM were $8.9 million, or $0.10 per diluted share, in the three months ended March 31, 2025 compared to $47.2 million, or $0.52 per diluted share, in 2024. Among other things, earnings in the three months ended March 31, 2025 benefited from higher transmission and distribution rates at TNMP, higher demand-based load at TNMP, colder weather at TNMP, and higher weather normalized retail load at PNM. These increases were more than offset by decreased performance on PNM’s NDT, coal mine reclamation, and SJGS decommissioning investment securities, higher operating expenses at PNM and TNMP, increased depreciation at PNM and TNMP due to increased plant in service, lower transmission margin at PNM, capacity arrangements at PNM, milder weather at PNM, and higher interest charges at PNM, TNMP, and Corporate and Other. Additional information on factors impacting results of operations for each segment is discussed below under Results of Operations.

Liquidity and Capital Resources

As of March 31, 2025, TXNM, PNM, and TNMP had revolving credit facilities with capacities of $300.0 million, $440.0 million, and $200.0 million. Total availability for TXNM on a consolidated basis was $585.5 million at April 25, 2025. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. TXNM also has intercompany loan agreements with each of its subsidiaries.

TXNM projects that its consolidated capital requirements, consisting of construction expenditures and dividends, will total $8.6 billion for 2025 - 2029, including amounts expended through March 31, 2025. These construction expenditures include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiatives include investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments proposed in PNM’s Grid Modernization Plan and TNMP’s SRP.

To fund capital spending requirements to meet growth that balances earnings goals, credit metrics, and liquidity needs, the Company has entered into a number of other financing arrangements. A complete listing of current financing arrangements is contained in Note 9 and Note 7 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K.

After considering the effects of these financings and the Company’s short-term liquidity position as of April 25, 2025, the Company has consolidated maturities of long-term and short-term debt aggregating approximately $1.0 billion through April 2026. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2025-2029 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for at least the next twelve months. As of March 31, 2025 and April 25, 2025, the Company was in compliance with its debt covenants.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

A summary of net earnings attributable to TXNM is as follows:

	Three Months Ended March 31,
	2025	2024	Change
	(In millions, except per share amounts)
Net earnings attributable to TXNM	$8.9	$47.2	$(38.3)
Average diluted common and common equivalent shares	93.2	90.5	2.7
Net earnings attributable to TXNM per diluted share	$0.10	$0.52	$(0.42)

The components of the change in net earnings attributable to TXNM are:

Three Months Ended
March 31, 2025
(In millions)
TNMP	$7.7
PNM	(41.0)
Corporate and Other	(5.0)
Net change	$(38.3)

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

	Three Months Ended March 31,
	2025	2024	Change
	(In millions)

Gross margin	$66.3	$55.1	$11.2
Transmission and distribution costs	9.7	8.4	1.3
Depreciation and amortization	35.2	30.4	4.8
Utility margin	$111.2	$93.9	$17.3

The following table summarizes the operating results for TNMP:

	Three Months Ended March 31,
	2025	2024	Change
	(In millions)
Electric operating revenues	$149.4	$128.8	$20.6
Cost of energy	38.2	34.9	3.3
Utility margin	111.2	93.9	17.3
Operating expenses	33.2	32.8	0.4
Depreciation and amortization	35.2	30.4	4.8
Operating income	42.7	30.7	12.0
Other income	2.4	1.0	1.4
Interest charges	(17.3)	(13.3)	(4.0)
Segment earnings before income taxes	27.8	18.4	9.4
Income (taxes)	(5.5)	(3.9)	(1.6)
Segment earnings	$22.3	$14.6	$7.7

The following table shows total sales, including the impacts of weather, by retail tariff consumer class and average number of consumers:

	Three Months Ended March 31,
			Percentage
	2025	2024	Change
Volumetric load (1) (GWh)
Residential	709.2	642.2	10.4%
Commercial and other	12.0	12.0	—%
Total volumetric load	721.2	654.2	10.2%
Demand-based load (2) (MW)	9,395.8	7,409.0	26.8%
Average retail consumers (thousands) (3)	280.3	275.1	1.9%

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

Operating Results – Three Months Ended March 31, 2025, compared to 2024

The following table summarizes the significant changes to gross margin:

Three Months Ended March 31, 2025
Change
Gross margin:	(In millions)

Utility margin (see below)	$17.3
Depreciation and amortization (see below)	(4.8)
Higher vegetation management, outside services and employee related expenses, excluding administrative costs	(1.2)
Other	(0.1)
Net Change	$11.2

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2025
Change
Utility margin:	(In millions)

Transmission rate relief/load – Transmission cost of service rate increases in March 2024, September 2024 and March 2025	$4.4
Distribution rate relief – Distribution cost of service rate increase in July 2024 and November 2024	6.3
Volumetric-based consumer usage/load – Weather normalized KWh sales increased 1.0% offset by lower average prices; the number of volumetric consumers increased 1.9%	(0.3)
Demand-based consumer usage/load – Weather normalized demand-based MW sales for large commercial and industrial consumers excluding retail transmission consumers increased 10.8%	3.3
Weather – Colder weather in 2025	2.4
Leap Year – Decrease in revenue due to additional day in 2024	(0.3)
Deferral of excess deferred income tax benefits refunded through base rates	0.1
Rate Riders and other – Impacts of rate riders, including transmission cost recovery factor and energy efficiency rider which are partially offset in operating expenses	1.4
Net Change	$17.3

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2025
Change
Operating expenses:	(In millions)

Higher vegetation management expenses and outside services partially offset by lower employee related expenses	$0.6
Higher capitalization of administrative and general expenses due to higher construction expenditures	(2.7)
Higher allocated depreciation and amortization expense from Corporate and Other	0.3
Higher property tax due to increased utility plant in service	0.5
Higher insurance premiums primarily related to wildfire risk	1.5
Other	0.2
Net Change	$0.4

Depreciation and amortization:

Increased utility plant in service	$4.8
Net Change	$4.8

Other income (deductions):

Higher equity AFUDC	$0.3
Higher CIAC	1.0
Other	0.1
Net Change	$1.4

Interest charges:

Issuance of first mortgage bonds in 2025	$(0.9)
Issuance of first mortgage bonds in 2024	(4.1)
Repayment of first mortgage bonds in 2024	0.8
Higher interest on revolving short-term borrowings	(0.7)
Higher debt AFUDC	0.9
Net Change	$(4.0)

Income (taxes) benefits:

Higher segment earnings before income taxes	$(2.0)
Higher amortization of excess deferred income taxes	0.1
Other	0.3
Net Change	$(1.6)

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

Reconciliations between utility margin and gross margin are presented below.

	Three Months Ended March 31,
	2025	2024	Change
	(In millions)

Gross margin	$102.3	$120.9	$(18.6)
Energy production costs	24.5	22.2	2.3
Transmission and distribution costs	15.8	14.4	1.4
Depreciation and amortization	59.8	53.3	6.5
Utility margin	$202.4	$210.7	$(8.3)

The following table summarizes the operating results for PNM:

	Three Months Ended March 31,
	2025	2024	Change
	(In millions)
Electric operating revenues	$333.4	$308.1	$25.3
Cost of energy	131.0	97.4	33.6
Utility margin	202.4	210.7	(8.3)
Operating expenses	111.3	106.5	4.8
Depreciation and amortization	59.8	53.3	6.5
Operating income	31.3	51.0	(19.7)
Other income (deductions)	3.3	25.1	(21.8)
Interest charges	(29.8)	(25.1)	(4.7)
Segment earnings before income taxes	4.8	50.9	(46.1)
Income (taxes) benefit	—	(5.8)	5.8
Valencia non-controlling interest	(3.7)	(3.0)	(0.7)
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings	$0.9	$41.9	$(41.0)

The following table shows total GWh sales, including the impacts of weather, by customer class and average number of customers:

	Three Months Ended March 31,
			Percentage
	2025	2024	Change
	(Gigawatt hours, except customers)
Residential	772.7	776.5	(0.5)%
Commercial	853.0	848.0	0.6
Industrial (1)	584.6	484.9	20.6
Public authority	47.7	43.4	9.9
Economy energy service (2)	149.8	164.3	(8.8)
Other sales for resale (3)	897.0	754.2	18.9
	3,304.8	3,071.3	7.6%
Average retail customers (thousands)	555.4	551.1	0.8%

(1) Includes energy provided by PNM for renewable energy resources to match the energy and capacity requirements of Meta. PNM purchases renewable energy which is passed through to Meta under a rate rider. A special service rate is applied to Meta’s energy consumption in those hours of the month when their consumption exceeds the energy production from the renewable resources.
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

Operating Results – Three Months Ended March 31, 2025, compared to 2024

The following table summarizes the significant changes to gross margin:

		Three Months Ended March 31, 2025
		Change
Gross margin:		(In millions)

Utility margin (see below)		$(8.3)
Depreciation and amortization (see below)		(6.5)
Higher plant maintenance costs at Four Corners and gas fired plants, partially offset by lower costs at PVNGS	Lower plant maintenance and administrative costs primarily due Four Corners and gas fired plants and the disposition of PVNGS Unit 2 leaseed interests, partially offset by higher costs for the remaining interests of PVNGS.	(1.7)
Higher employee related, outside services, and vegetation management expenses, excluding administrative costs		(1.7)
Other		(0.4)
Net Change		$(18.6)

The following table summarizes the significant changes to utility margin:

Three Months Ended March 31, 2025
Change
Utility margin:	(In millions)

Retail customer usage/load – Weather normalized retail KWh sales increased 1.0% for residential customers, 1.6% for commercial customers and 20.5% for industrial customers	$4.3
Weather – Milder weather in 2025	(0.3)
Leap Year - Decrease in revenue due to additional day in 2024	(1.9)
Transmission – Decrease in revenues primarily due to lower market prices and lower volumes in 2025	(2.5)
Capacity arrangements – Additional energy storage agreements starting in the fourth quarter of 2024 partially offset with sales agreement in 2025	(10.0)
Rate riders and other – Includes renewable energy, FPPAC, energy efficiency, energy transition charge, and transportation electrification riders which are partially offset in operating expenses, depreciation and amortization, other income (deductions), and interest charges	2.1
Net Change	$(8.3)

The following tables summarize the primary drivers for changes in operating expenses, depreciation and amortization, other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2025
Change
Operating expenses:	(In millions)

Higher costs at Four Corners and gas fired plants partially offset with lower costs at PVNGS	$3.6
Lower employee related expenses offset by higher vegetation management expenses and outside services	(0.2)
Unrecoverable portion of San Juan Coal Mine reclamation remeasurement related to the capped surface mine liability in 2024	(4.5)
Higher insurance premiums primarily related to wildfire risk	3.1
Higher costs associated with rate riders included in utility margin	2.6
Other	0.2
Net Change	$4.8

Three Months Ended March 31, 2025
Change
Depreciation and amortization:	(In millions)

Increased utility plant in service	$5.4
Amortization related to ETBC I Securitized Costs, offset in utility margin	0.9
Other	0.2
Net Change	$6.5

Other income (deductions):

Decreased performance on investment securities in the NDT and coal mine reclamation trusts	$(19.2)
Lower equity AFUDC	(2.1)
Other	(0.5)
Net Change	$(21.8)

Interest charges:

Higher interest on term loans	$(4.7)
Higher interest on revolving short-term borrowings	(1.5)
Higher interest related to remarketed PCRBs in June 2024	(0.9)
Lower interest on transmission interconnection and security deposit arrangements	1.4
Higher debt AFUDC	0.9
Other	0.1
Net Change	$(4.7)

Income (taxes) benefits:

Lower segment earnings before income taxes	$11.9
Lower amortization of federal excess deferred income taxes	(5.1)
Other	(1.0)
Net Change	$5.8

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2025	2024	Change
	(In millions)
Electric operating revenues	$—	$—	$—
Cost of energy	—	—	—
Utility margin	—	—	—
Operating expenses	(7.3)	(8.4)	1.1
Depreciation and amortization	9.5	9.5	—
Operating (loss)	(2.2)	(1.1)	(1.1)
Other income (deductions)	(0.2)	(15.2)	15.0
Interest charges	(16.4)	(15.3)	(1.1)
Segment (loss) before income taxes	(18.8)	(31.6)	12.8
Income (taxes) benefit	4.5	22.2	(17.7)
Segment (loss)	$(14.3)	$(9.3)	$(5.0)

Corporate and Other operating expenses shown above are net of amounts allocated to PNM and TNMP under shared services agreements. The amounts allocated include certain expenses shown as depreciation and amortization and other income (deductions) in the table above. The change in operating expense for the three months ended March 31, 2025 includes increases of $1.5M for process improvement initiatives and decreases of $0.7 million in costs related to the Merger that were not allocated to PNM or TNMP. Substantially all depreciation and amortization expense is offset in operating expenses as a result of allocation of these costs to other business segments.

Operating Results – Three Months Ended March 31, 2025 compared to 2024
The following tables summarize the primary drivers for changes in other income (deductions), interest charges, and income taxes:

Three Months Ended March 31, 2025
Change
Other income (deductions):	(In millions)

Sale of NMRD equity method investment in 2024	$15.1
Other	(0.1)
Net Change	$15.0

Interest charges:

Issuance of $550.0 million Convertible Notes in June 2024	$(7.9)
Higher interest on short-term borrowings	(0.5)
Lower interest on term loans	7.4
Other	(0.1)
Net Change	$(1.1)

Income (taxes) benefits:

Lower segment loss before income taxes	$(3.2)
Impact of difference in effective tax rates used by TXNM and its subsidiaries in the calculation of income taxes in interim periods	1.1
Investment tax credit related to the sale of NMRD in 2024	(15.7)
Other	0.1
Net Change	$(17.7)

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in TXNM’s cash flows for the three months ended March 31, 2025, compared to March 31, 2024, are summarized as follows:

	Three Months Ended March 31,
	2025	2024	Change
	(In millions)
Net cash flows from (used in):
Operating activities	$141.3	$92.8	$48.5
Investing activities	(345.0)	(184.4)	(160.6)
Financing activities	197.6	99.5	98.1
Net change in cash, cash equivalents, and restricted cash	$(6.2)	$8.0	$(14.2)

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

Major components of TXNM’s cash inflows and (outflows) from investing activities are shown below:

	Three Months Ended March 31,
	2025	2024	Change
Cash (Outflows) for Utility Plant Additions	(In millions)
PNM:
Generation	$(39.3)	$(29.6)	$(9.7)
Transmission and distribution	(99.5)	(121.2)	21.7
Nuclear fuel	(5.9)	(4.2)	(1.7)
	(144.7)	(155.0)	10.3
TNMP:
Transmission	(90.6)	(34.6)	(56.0)
Distribution	(93.6)	(90.0)	(3.6)
	(184.2)	(124.6)	(59.6)
Corporate and Other:
Computer hardware, software, general services, and other	(13.7)	(9.5)	(4.2)
	(342.6)	(289.1)	(53.5)

Other Cash Flows from Investing Activities
Proceeds from sale of plant assets	$—	$2.8	$(2.8)
Proceeds from sales of investment securities	90.1	302.5	(212.4)
Purchases of investment securities	(92.5)	(305.0)	212.5
Proceeds from sale of NMRD	—	116.9	(116.9)
Investments in NMRD	—	(12.6)	12.6
Other, net	—	0.1	(0.1)
	(2.4)	104.7	(107.1)
Net cash flows used in investing activities	$(345.0)	$(184.4)	$(160.6)

Cash Flows from Financing Activities

The changes in TXNM’s cash flows from financing activities include:

•Short-term borrowings decreased $15.6 million in 2025 compared to a decrease of $17.4 million in 2024, resulting in a net increase in cash flows from financing activities of $1.8 million
•In 2025, TNMP issued $140.0 million aggregate principal amount of TNMP 2025 Bonds and used the proceeds to repay borrowings under the TNMP Revolving Credit Facility, to fund capital expenditures, and for other corporate purposes
•In 2025, PNM entered into the PNM 2025 Term Loan for $195.0 million and used the proceeds to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for other corporate purposes

Financing Activities

See Note 7 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K and Note 9 for additional information concerning the Company’s financing activities. PNM must obtain NMPRC approval for any financing transaction having a maturity of more than 18 months. In addition, PNM files its annual informational financing filing and short-term financing plan with the NMPRC.

The Company’s ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•Ability to earn a fair return on equity
•Results of operations
•Ability to obtain required regulatory approvals
•Conditions in the financial markets
•Credit ratings

The Company is closely monitoring the impacts on the capital markets of other macroeconomic conditions, including actions by the Federal Reserve to address inflationary concerns or other market conditions, and geopolitical activity, including the potential impacts of tariffs. The Company currently believes it has adequate liquidity but cannot predict the effects of any of these macroeconomic conditions on the global, national, or local economy, including the Company’s ability to access capital in the financial markets, or on the Company’s financial position, results of operations, and cash flows.

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

In January 2025, PNM entered the PNM 2025 Term Loan. PNM used the proceeds of the PNM 2025 Term Loan to repay borrowings under the PNM Revolving Credit Facility, the PNM New Mexico Credit Facility, and for general corporate purposes. The PNM 2025 Term Loan bears interest at a variable rate, which was 5.32% at March 31, 2025, and must be repaid on or before July 21, 2026.

In February 2025, TNMP entered into the TNMP 2025 Bond Purchase Agreement for the sale of $140.0 million aggregate principal amount of the TNMP 2025 Bonds. TNMP issued all $140.0 million at a 5.19% interest rate, due April 1, 2031. The proceeds were used to repay borrowings under the TNMP Revolving Credit Facility, for funding of capital expenditures, and for other corporate purposes.

In April 2025, PNM entered into the PNM 2025 Note Purchase Agreement with institutional investors for the sale and issuance of $300.0 million aggregate principal amount of the PNM 2025 SUNs, offered in private placement transactions. The PNM 2025 SUNs were issued on April 23, 2025 in two series. PNM issued $125.0 million of the PNM 2025 SUNs at 5.75%, due June 1, 2032, and another $175.0 million at 6.13%, due June 1, 2037. Proceeds from the PNM 2025 SUNs were used for the repayment of existing indebtedness, funding of capital expenditures, and general corporate purposes.

Capital Requirements

TXNM’s total capital requirements consist of construction expenditures and cash dividend requirements for TXNM common stock and PNM preferred stock.

Key activities in TXNM’s current construction program include:

•Investing in transmission and distribution infrastructure
•Upgrading generation resources and delivering clean energy
•Purchasing nuclear fuel

Projected capital requirements, including amounts expended through March 31, 2025, are:

	2025	2026-2029	Total
	(In millions)
Construction expenditures	$1,321.3	$6,513.0	$7,834.3
Dividends on TXNM common stock	151.0	611.3	762.3
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$1,472.8	$7,126.4	$8,599.2

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include TNMP’s investments to support continued high growth in system demand across TNMP’s service territories and growing encouragement for infrastructure investments from the Texas legislature to support grid reliability and resilience. PNM’s capital initiative that includes investments in transmission and distribution infrastructure to deliver clean energy, enhance customer satisfaction, and increase grid resilience. Construction expenditures also include investments in PNM’s Grid Modernization Plan and TNMP’s SRP. These investments provide for a more resilient, reliable, efficient, and decarbonized electric system. Not included in the table above are incremental expenditures for new customer growth in New Mexico and Texas, and other transmission and renewable energy expansion in New Mexico. The ability of TXNM to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to pay dividends to TXNM. See Note 6 of the Notes to the Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K for a discussion of regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the three months ended March 31, 2025, TXNM met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements and the borrowings discussed in Financing Activities above.
In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt and term loans that must be paid or refinanced at maturity. PNM has $3.5 million and $3.6 million in scheduled principal payments due for the ETBC I Securitized Bonds in August 2025 and February 2026. PNM also has $104.0 million and $250.0 million of SUNs that are due in May and August of 2025 as well as the PNM 2024 $200.0 million Term Loan due in November 2025. TNMP has $60.0 million of 3.53% FMBs that are due in February 2026. TXNM has $51.0 million outstanding under the TXNM 2021 Delayed Draw Term Loan that matures in May 2025. See Note 9 for additional information about the Company’s long-term debt and equity arrangements. The Company may also enter into new arrangements similar to the existing agreements, borrow under the revolving credit facilities, or issue new long-term debt or equity in the public or private capital markets, or a combination of these sources. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity
TXNM’s liquidity arrangements include the $300.0 million TXNM Revolving Credit Facility, the $400.0 million PNM Revolving Credit Facility, and the $200.0 million TNMP Revolving Credit Facility. Each of these facilities matures on March 30, 2029 and contains two one-year extension options that, if exercised, would extend the maturity to March 2031, subject to approval by a majority of the lenders. PNM also has the $40.0 million PNM New Mexico Credit Facility with a maturity of May 20, 2026. Variable interest rates under the TXNM, PNM, and TNMP revolving credit facilities are based on SOFR. The Company believes the terms and conditions of these facilities are consistent with those of other investment grade revolving credit facilities in the utility industry. The Company expects that it will be able to extend or replace these credit facilities under similar terms and conditions prior to their expirations.

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

	Three Months Ended March 31, 2025
Range of Borrowings	Low	High
	(In millions)
PNM:
PNM Revolving Credit Facility	$170.0	$325.2
PNM New Mexico Credit Facility	30.0	40.0
TNMP Revolving Credit Facility	110.2	200.0
TXNM Revolving Credit Facility	93.9	161.7

At March 31, 2025, the weighted average interest rates were 5.67% for the PNM Revolving Credit Facility, 5.67% for the PNM New Mexico Credit Facility, 5.30% for the TNMP Revolving Credit Facility, and 5.92% for the TXNM Revolving Credit Facility.

The Company currently believes that its capital requirements for at least the next twelve months can be met through internal cash generation, existing, extended, or new credit arrangements, and access to public and private capital markets as discussed above and in Note 9. The Company anticipates that additional long-term financing, in the form of debt and/or equity issuances, will be necessary to fund its capital requirements and to balance its capital structure during the 2025-2029 period. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements or other short-term loans. Market conditions, such as rising interest rates, may raise the cost of borrowing under the Company’s current and future liquidity arrangements or other variable debt. In addition, if market conditions worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives.

As of April 25, 2025, ratings on the Company’s securities were as follows:

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

A summary of liquidity arrangements as of April 25, 2025, is as follows:

	PNM	TNMP	TXNM Separate	TXNM
	(In millions)
Financing capacity:
Revolving Credit Facility	$400.0	$200.0	$300.0	$900.0
PNM New Mexico Credit Facility	40.0	—	—	40.0
Total financing capacity	440.0	200.0	300.0	940.0

Amounts outstanding as of April 25, 2025:
Revolving Credit Facility	17.7	155.7	158.0	331.4
PNM New Mexico Credit Facility	20.0	—	—	20.0
Letters of credit	—	—	3.1	3.1
Total short-term debt and letters of credit	37.7	155.7	161.1	354.5

Remaining availability as of April 25, 2025	$402.3	$44.3	$138.9	$585.5
Invested cash as of April 25, 2025	$—	$—	$0.9	$0.9

In addition to the above, TXNM has $30.3 million of letters of credit issued under the WFB LOC Facility. See Note 9. The above table excludes intercompany debt. As of April 25, 2025, PNM had no borrowings and TNMP had $2.9 million in borrowings from TXNM under their respective intercompany loan agreements. TXNM had $1.6 million of intercompany borrowings from PNMR Development as of April 25, 2025. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.

TXNM has an automatic shelf registration that provides for the issuance of various types of debt and equity securities that expires February 2028. PNM has a shelf registration statement for up to $650.0 million of SUNs that expires in May 2026.

Other Material Cash Requirements

TXNM, PNM, and TNMP have contractual obligations for long-term debt, minimum lease payments, coal contracts, coal mine reclamation, nuclear decommissioning, SJGS plant decommissioning, pension and retiree medical contributions, and certain other long-term obligations. See MD&A – Other Material Cash Requirements in the 2024 Annual Reports on Form 10-K.

Contingent Provisions of Certain Obligations

As discussed in the 2024 Annual Reports on Form 10-K, TXNM, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, TXNM, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure

The capitalization tables below include the current maturities of long-term debt but does not include short-term debt or lease obligations as debt.

	March 31, 2025	December 31, 2024
TXNM
TXNM common equity	32.2%	33.9%
Preferred stock of subsidiary	0.2	0.2
Long-term debt [1]	67.6	65.9
Total capitalization	100.0%	100.0%
PNM
PNM common equity	44.6%	46.4%
Preferred stock	0.2	0.2
Long-term debt	55.2	53.4
Total capitalization	100.0%	100.0%
TNMP
Common equity	46.4%	48.3%
Long-term debt	53.6	51.7
Total capitalization	100.0%	100.0%
1 TXNM’s long-term debt as of March 31, 2025 includes Convertible Notes (Note 9), which receive 50% equity credit from ratings organizations.

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

As part of management’s continuing effort to monitor climate-related risks and assess opportunities, the Company has advanced its understanding of climate change by participating in the “2 Degree Scenario” planning by participating in the

Electric Power Research Institute (“EPRI”) Understanding Climate Scenarios & Goal Setting Activities program. The program focused on characterizing and analyzing the relationship of individual electric utility company’s carbon emissions and global temperature goals. Activities included analyzing the scientific understanding of global emissions pathways that are consistent with limiting global warming and providing insight to assist companies in developing approaches to climate scenario planning. As PNM expands its sustainability efforts, EPRI’s environmental and climate analysis programs have also been useful in gaining a better understanding of energy and environmental policy and regulations, advanced clean energy technologies, decarbonization trends and climate impacts. In 2022, PNM joined EPRI’s Climate READi program which is a strategic initiative convening a global collaborative of electric utilities, thought leaders, scientific researchers and other key stakeholders to strengthen the power sector’s collective approach to managing climate risk to the power system. The program is a three-year initiative, through work across three concurrent workstreams, and PNM will benefit from the development of a first-of-its-kind comprehensive framework for managing physical climate risk and investment prioritization that is scheduled to launch in May 2025.

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

As of March 31, 2025, approximately 28% of PNM’s generating capacity, including resources owned, leased, under PPAs or ESAs, all of which is located within the U.S., consisted of coal or gas-fired generation that produces GHG emissions. As PNM shifts its generation to cleaner energy resources, the Company’s output of GHG emissions continues to decrease. Many factors affect the amount of GHG emitted, including total electricity sales, plant performance, economic dispatch, and the availability of renewable resources. For example, wind generation performance from PNM’s largest single renewable energy resource, New Mexico Wind, varies each year as a result of highly seasonal wind patterns and annual wind resource variability. Similarly, if PVNGS experienced prolonged outages or if PNM’s entitlement from PVNGS were reduced, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG emissions.

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
PNM’s utility-owned solar and energy storage capacity, as well as solar, energy storage, wind, and geothermal procurements in service as of March 31, 2025 have a total net generation capacity of 2,779 MW. The NMPRC has approved plans for PNM to procure energy and RECs from additional resources to serve retail customers and a data center located in PNM’s service territory. PNM’s approved resource plans have a generation capacity of 910 MW and are expected to be in service beginning in the summer of 2026. This includes approximately 310 MW of capacity under the Community Solar Act which will allow PNM to provide customers the option of accessing solar energy. In addition, PNM has its 2028 Resource Application with the NMPRC seeking approval of resources to be available for the 2028 summer peak, which are necessary for PNM to meet forecasted peak load requirements to serve its customers and to continue progress towards a carbon-free generating portfolio. These estimates are subject to change due to underlying variables, including changes in PNM’s generation portfolio, supplier’s ability to meet contractual in-service dates and complex relationships between several factors.

PNM also has a customer distributed solar generation program that represented 314.9 MW at March 31, 2025. PNM’s distributed solar programs will generate an estimated 629.8 GWh of emission-free solar energy available this year to offset PNM’s annual production from fossil-fueled electricity generation. PNM has offered its customers a comprehensive portfolio of energy efficiency and load management programs since 2007. PNM’s cumulative savings from these programs were an estimated 8,227 GWh of electricity through 2024. PNM projects energy efficiency and load management programs between 2025 and 2039 will provide the equivalent of approximately 11,900 GWh of electricity savings, which will avoid approximately 1.2 million tons of CO2 based upon projected emissions from PNM’s portfolio of resources. These estimates are subject to change because of the uncertainty of many of the underlying variables, including changes in PNM’s generation portfolio, demand for electricity, energy efficiency, and complex relationships between those variables.

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

EPA Regulation

In 2007, the U.S. Supreme Court held that EPA has the authority to regulate GHG emissions under the CAA, and in 2009, EPA released its endangerment finding for GHG from new motor vehicles, stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare. These actions triggered new GHG permitting requirements for stationary sources, including the energy industry, under the Prevention of Significant Deterioration (“PSD”) and Title V program, although the U.S. Supreme Court held the CAA does not authorize EPA to require a source to obtain a PSD permit solely on the basis of its potential GHG emissions.

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

Multiple states, utilities, and trade groups challenged both the Carbon Pollution Standards for new sources and the Clean Power Plan for existing sources in separate cases, and the challengers successfully petitioned the U.S. Supreme Court for a stay of the Clean Power Plan.

In 2019, EPA repealed the Clean Power Plan, promulgated the ACE Rule, and revised the implementing regulations for all emission guidelines issued under CAA Section 111(d). The ACE Rule was also challenged, and on January 19, 2021, the DC Circuit issued an opinion in American Lung Association and American Public Health Association v. EPA, et al. vacating the ACE Rule.

Numerous parties sought review by the U.S. Supreme Court and on June 30, 2022, the Court held that the “generation shifting” approach in the Clean Power Plan exceeded the powers granted to EPA by Congress, though the Court did not address the related issue of whether Section 111 of the CAA only authorizes EPA to require measures that can be implemented entirely within the fence line at an individual source. Of broader significance in administrative law, the Court’s opinion expressly invoked the major questions doctrine, which requires rules involving issues of “vast economic or political significance,” to be supported by clear statutory authorization. In cases where there is no clear statement of authority, courts need not defer to the agency’s statutory interpretation on “major questions.” The decision sets legal precedent for future rulemakings by EPA and other federal regulatory agencies whereby the agency’s authority may be limited based upon similar reasoning.

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

On January 20, 2025, President Trump signed an executive order entitled “Unleashing American Energy” directing all agencies, including EPA, to review all agency actions and suspend, revise, or rescind those identified as imposing an undue burden on domestic energy resources. The order also disbands the Interagency Working Group on the Social Cost of Greenhouse Gases (“IWG”), eliminates the “social cost of carbon” from consideration in any Federal permitting or regulatory decision, and expressly directs EPA to submit joint recommendations on the legality and continuing applicability of the 2009 endangerment finding for greenhouse gases that currently provides the legal basis for EPA to regulate greenhouse gases under the CAA. On March 12, 2025, EPA announced it will formally reconsider the 2009 endangerment finding in collaboration with the OMB and other relevant agencies. Under the new Trump Administration, the agency is unlikely to propose a rule based on this non-regulatory docket.

Federal Legislation

In 2022, President Biden signed the IRA providing nearly $370 billion in climate action over the next decade. The legislation is aimed at reducing carbon emissions by investing in a variety of efforts, including tax credits for renewables, energy storage, carbon capture, and electric vehicle sales. The future of the IRA is uncertain under the new Trump Administration, given the control of both houses of Congress by the Republican Party led by President Trump, and no other Federal legislation on climate change is expected during this Congress.

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

The ETA has a significant impact on PNM’s future generation portfolio. In 2022, in compliance with the ETA, the NMED announced a new rulemaking, Carbon Dioxide Emission Standards for Electric Generating Facilities, to develop carbon emission standards for new and existing electric coal-fired generating facilities. In 2022, the rule was passed which adopts new carbon emission standards for new and existing coal-fired power plants. In compliance with the ETA, PNM filed its first CO2 Emissions Measurement and Compliance Annual Report on March 14, 2025.

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

In 2015, the Paris Agreement was finalized during the 2015 COP. The aim of the Paris Agreement is to limit global temperature rise to two degrees Celsius above pre-industrial levels. The agreement, which was agreed to by approximately 200 parties, requires that countries submit INDCs. INDCs reflect national targets and actions that arise out of national policies and elements relating to oversight, guidance and coordination of actions to reduce emissions by all countries. In November 2014, then President Obama announced the United States’ commitment to reduce GHG, on an economy-wide basis, by 26%-28% from 2005 levels by the year 2025. The U.S. INDC was part of an overall effort by the former administration to have the U.S. achieve economy-wide reductions of around 80% by 2050.  The former administration’s GHG reduction target for the electric utility industry was a key element of its INDC and was based on EPA’s GHG regulations for new, existing, and modified and reconstructed sources at that time. Thresholds for the number of countries necessary to ratify or accede to the Paris Agreement and total global GHG percentage were achieved on October 5, 2016 and the Paris Agreement entered into force on November 4, 2016.  In 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement. As a result of the President’s notice to the United Nations, the U.S. officially withdrew from the Paris Agreement on November 4, 2020. On January 20, 2021, President Biden signed an instrument that will allow the U.S. to rejoin the Paris Agreement. The instrument was deposited with the United Nations on January 21, 2021, and the U.S. officially became a party to the Paris Agreement on February 19, 2021. On January 20, 2025, President Trump signed an executive order entitled “Putting America First in International Environmental Agreements,” directing the United States Ambassador to the United Nations to immediately submit formal written notification of the United States’ withdrawal from the Paris Agreement and any other agreement, pact, accord, or similar commitment made under the United Nations Framework Convention on Climate Change.

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

Other Matters

See Notes 11 and 12 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2024 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters.

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

As of March 31, 2025, there have been no significant changes with regard to the critical accounting policies disclosed in TXNM’s, PNM’s, and TNMP’s 2024 Annual Reports on Forms 10-K. The policies disclosed included regulatory accounting, impairments, decommissioning and reclamation costs, pension and other postretirement benefits, accounting for contingencies, and income taxes.

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

These factors, which are neither presented in order of importance nor weighted, include:

•The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions and the impact on service levels for PNM customers if the ultimate outcomes do not provide for the recovery of costs and operating and capital expenditures, as well as other impacts of federal or state regulatory and judicial actions
•The ability of the Company to successfully forecast and manage its operating and capital expenditures, including aligning expenditures with the revenue levels resulting from the ultimate outcomes of regulatory proceedings
•Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects
•Uncertainty regarding the requirements and related costs of decommissioning power plants and reclamation of coal mines, as well as the ability to recover those costs from customers, including the potential impacts of current and future regulatory proceedings
•The impacts on the electricity usage of customers and consumers due to performance of state, regional, and national economies, energy efficiency measures, weather, seasonality, alternative sources of power, advances in technology, and other changes in supply and demand
•Uncertainty related to the potential for regulatory orders, legislation or rulemakings that provide for municipalization of utility assets or public ownership of utility assets, including generation resources, or which would delay or otherwise impact the procurement of necessary resources in a timely manner
•The Company’s ability to maintain its debt, including convertible debt, and access the financial markets in order to repay or refinance debt as it comes due and for ongoing operations and construction expenditures due to disruptions in the capital or credit markets, actions by ratings agencies, and fluctuations in interest rates resulting from any negative impacts from regulatory proceedings, actions by the Federal Reserve, geopolitical activity, including tariffs, or the risk of wildfires and storms
•The risks associated with the cost and completion of generation, transmission, distribution, and other projects, including uncertainty related to regulatory approvals and cost recovery, the ability of counterparties to meet their obligations under certain arrangements (including renewable energy resources, approved PPAs and ESAs), and supply chain or other outside support services that may be disrupted
•The potential unavailability of cash from TXNM’s subsidiaries due to regulatory, statutory, or contractual restrictions or subsidiary earnings or cash flows
•The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, fuel quality and supply chain issues (disruptions), unplanned outages, extreme weather conditions, wildfires, storms, terrorism, cybersecurity breaches, and other catastrophic events, including the costs the Company may incur to repair its facilities and/or the liabilities the Company may incur to third parties in connection with such issues beyond the extent of insurance coverage
•State and federal regulation or legislation relating to environmental matters and renewable energy requirements, the resultant costs of compliance, and other impacts on the operations and economic viability of PNM’s generating plants
•State and federal regulatory, legislative, executive, and judicial decisions and actions on ratemaking, tariffs, and taxes, including guidance related to the interpretation of changes in tax laws, the Inflation Reduction Act, the Infrastructure Investment and Jobs Act, and other matters
•Risks related to climate change, including potential financial and reputational risks resulting from increased stakeholder scrutiny related to climate change, litigation, legislative and regulatory efforts to limit GHG, including the impacts of the ETA
•Employee workforce factors, including cost control efforts and issues arising out of collective bargaining agreements and labor negotiations with union employees
•Variability of prices and volatility and liquidity in the wholesale power and natural gas markets, including the impacts to transmission margins
•Changes in price and availability of fuel and water supplies, including the ability of the mine supplying coal to Four Corners and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel
•Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties
•The impacts of decreases in the values of marketable securities maintained in trusts to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits, including potential increased volatility resulting from actions by the Federal Reserve to address inflationary concerns, and international developments
•Uncertainty surrounding counterparty performance and credit risk, including the ability of counterparties to supply fuel and perform reclamation activities and impacts to financial support provided to facilitate reclamation and decommissioning at SJGS
•The effectiveness of risk management regarding commodity transactions and counterparty risk
•The outcome of legal proceedings, including the extent of insurance coverage
•Changes in applicable accounting principles or policies

Any material changes to risk factors occurring after the filing of TXNM’s, PNM’s, and TNMP’s 2024 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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
Our corporate internet addresses are:
•TXNM: www.txnmenergy.com
•PNM: www.pnm.com
•TNMP: www.tnmp.com

TXNM’s corporate website includes a dedicated section providing key environmental and other information related to PNM’s and TNMP’s operations, including information that collectively demonstrates the Company’s commitment to sustainability. This information highlights plans for PNM to be coal-free no later than 2031 and to have a carbon-free generating portfolio by 2040.

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
Also available on the Company’s website at https://www.txnmenergy.com/sustainability/governance/governance-documents.aspx and in print upon request from any shareholder are TXNM’s:
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

Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 7, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025, and the year ended December 31, 2024, the Company had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets. In the three months ended March 31, 2025 and 2024, the effects of mark-to-market commodity derivative instruments had no impact to PNM’s net earnings and $0.6 million of fair value losses and less than $0.1 million of fair value gains have been recorded as a regulatory asset and a regulatory liability. All of the fair values as of March 31, 2025 and December 31, 2024, were determined based on prices provided by external sources other than actively quoted market prices. The net mark-to-market amounts will settle by the end of 2025.
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

Schedule of Credit Risk Exposure
March 31, 2025
Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$361	2	$350
Non-investment grade	—	—	—
Split ratings	—	—	—
Internal ratings:
Investment grade	552	—	—
Non-investment grade	—	—	—
Total	$913		$350

(1)The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings – Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.
(2)The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales, and short-term sales. The gross exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At March 31, 2025, TXNM held zero of cash collateral to offset its credit exposure.

Net credit risk for the Company’s largest counterparty as of March 31, 2025, was $0.2 million.

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

At April 25, 2025, variable rate debt balances and weighted average interest rates were as follows:

Variable Rate Debt	Weighted Average Interest Rate	Balance Outstanding	Capacity
		(In thousands)
Short-term Debt:
TXNM Revolving Credit Facility	5.92%	$158,000	$300,000
PNM Revolving Credit Facility	5.67	17,700	400,000
PNM New Mexico Credit Facility	5.67	20,000	40,000
TNMP Revolving Credit Facility	5.28	155,700	200,000
		$351,400	$940,000
Long-term Debt:
TXNM 2021 Delayed-Draw Term Loan	5.37%	$51,000
TXNM 2023 Term Loan	5.77	410,000
PNM 2024 Term Loan	5.32	200,000
PNM 2025 Term Loan	5.32	195,000
		$856,000

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $470.2 million at March 31, 2025, of which 11.6% were fixed-rate debt securities that subject PNM to risk of loss of fair value with increases in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2025, the decrease in the fair value of the fixed-rate securities would be 0.2%, or $0.1 million.

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

Equity Market Risk

The investments held by PNM in trusts for decommissioning and reclamation include certain equity securities at March 31, 2025. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 66.3% of the securities held by the trusts as of March 31, 2025. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $31.2 million.

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

Changes in internal controls over financial reporting

There have been no changes in each of TXNM’s, PNM’s, and TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended

March 31, 2025, that have materially affected, or are reasonably likely to materially affect, each of TXNM’s, PNM’s, and TNMP’s internal control over financial reporting.
PART II. OTHER INFORMATION

[None]

ITEM 1. LEGAL PROCEEDINGS

See Note 12 for information related to the following matters, for TXNM, PNM, and TNMP, incorporated in this item by reference.
Note 12

•PNM – 2024 Rate Change
•PNM – 2025 Rate Request
•PNM – Integrated Resource Plans
•PNM – Grid Modernization Plan
•TNMP – Transmission Cost of Service Rates
•TNMP – Periodic Distribution Rate Adjustment

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in TXNM’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2024.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Twenty-Third Supplemental Indenture, dated as of February 14, 2025, between TNMP and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to TNMP’s Current Report on Form 8-K filed February 14, 2025)

10.1	TNMP	Bond Purchase Agreement, dated February 14, 2025, between TNMP and the purchasers named therein (incorporated by reference to Exhibit 10.1 to TNMP’s Current Report on Form 8-K filed February 14, 2025)

10.2	PNM
Term Loan Agreement, dated as of January 21, 2025, among PNM, the lender parties thereto and Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to PNM’s Current Report on Form 8-K filed January 21, 2025)

10.3	TXNM	TXNM 2025 Officer Annual Incentive Plan dated April 17, 2025

10.4	TXNM	Fourth Amendment, dated April 17, 2025 to TXNM 2023 Long-Term Incentive Plan

10.5	TXNM	Third Amendment, dated April 17, 2025 to TXNM 2024 Long-Term Incentive Plan

10.6	TXNM	TXNM 2025 Long-Term Incentive Plan dated April 17, 2025

10.7	TXNM	Fourth Amendment to TXNM Energy, Inc. Executive Choice Account Plan (formerly PNM Resources, Inc. Executive Spending Account) effective January 1, 2025

10.8	TXNM	Second Amendment to TXNM Energy, Inc. Non-Union Severance Pay Plan (formerly PNM Resources, Inc. Non-Union Severance Pay Plan) effective January 1, 2025

10.9	TXNM	First Amendment to TXNM Energy, Inc. Officer Retention Plan (formerly PNM Resources, Inc. Officer Retention Plan) effective January 1, 2025

31.1	TXNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	TXNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	TXNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	TXNM, PNM, and TNMP	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document

101.SCH	TXNM, PNM, and TNMP	Inline XBRL Taxonomy Extension Schema Document

101.CAL	TXNM, PNM, and TNMP	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	TXNM, PNM, and TNMP	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	TXNM, PNM, and TNMP	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	TXNM, PNM, and TNMP	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	TXNM, PNM, and TNMP	Cover Page Inline XBRL File (included in Exhibits 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

TXNM ENERGY, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	May 9, 2025	/s/ Gerald R. Bischoff
Gerald R. Bischoff
Vice President and Corporate Controller
(Officer duly authorized to sign this report)